Form 10-Q
period 1993-12-31
CUBIC CORP /DE/
filed 1994-02-11
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                    For the Quarter Ended December 31, 1993


                                     1-8931
- --------------------------------------------------------------------------------
                            Commission File Number


                               CUBIC CORPORATION
- --------------------------------------------------------------------------------
            Exact Name of Registrant as Specified in its Charter



                  Delaware                          95-1678055
- --------------------------------------------------------------------------------
          State of Incorporation           IRS Employer Identification No.


                               9333 Balboa Avenue
                          San Diego, California 92123
                            Telephone (619) 277-6780


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---    ---

As of January 28, 1994, Registrant had only one class of common stock of which there were 6,041,719 shares outstanding (after deducting 1,883,895 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                            Three Months Ended
                                                                December 31
                                                              1993       1992
                                                            ---------  --------
Revenues:
 Net sales                                                   $48,407    $52,288
 Other income                                                  2,167      1,229
                                                             -------    -------
                                                              50,574     53,517
Costs and expenses:
 Cost of sales                                                37,900     40,156
 Selling, general and
  administrative expenses                                     11,233     10,537
 Research and development                                        602      1,146
 Interest                                                        589        586
                                                             -------    -------
                                                              50,324     52,425
                                                             -------    -------
Income from continuing operations before income taxes
 and cumulative effect of accounting change                      250      1,092
Income taxes                                                      50        285
                                                             -------    -------
Income from continuing operations before cumulative
 effect of accounting change                                     200        807
Discontinued operations, net of applicable income taxes:
 Income (loss) from operations                                  (153)       408
                                                             -------    -------
Income before cumulative effect of accounting change              47      1,215
Cumulative effect of accounting change -- Note C               1,379
                                                             -------    -------
Net income                                                   $ 1,426    $ 1,215
                                                             =======    =======
Average shares of common stock outstanding                     6,081      6,123
                                                             =======    =======
Per share data:
 Income from continuing operations                           $   .03    $   .13
 Income (loss) from discontinued operations                     (.03)       .07
 Cumulative effect of accounting change                          .23
                                                             -------    -------
 Net income                                                  $   .23    $   .20
                                                             =======    =======

See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                 December 31     September 30
                                                     1993            1993
                                                 (Unaudited)   (See note below)
                                                 ------------  ----------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 24,218         $ 24,496
   Marketable securities                            11,092           17,383
   Accounts receivable                             121,762          114,288
   Inventories:
      Finished products                              1,389            1,330
      Work in process                                7,476            8,475
      Raw material and purchased parts              11,522            8,108
                                                   -------          -------
                                                    20,387           17,913
   Other current assets                              5,509            6,646
                                                  --------          --------
           Total current assets                    182,968          180,726

Property, plant and equipment - net                 28,185           28,038
Toll equipment under operating leases - net         19,260           19,952
Preferred stock of U. S. Elevator                   20,000           20,000
Net assets of discontinued operation                 2,848            2,823
Other assets                                        13,315           13,029
                                                  --------         --------
                                                  $266,576         $264,568
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities  $ 59,956         $ 62,721
  Income taxes                                          53            1,040
  Current portion of long-term debt                                     100
                                                  --------         --------
          Total current liabilities                 60,009           63,861

Long-term debt                                      41,943           37,343
Deferred income taxes and other                      3,817            3,812

Shareholders' equity:
  Common stock                                         234              234
  Additional paid-in capital                        12,123           12,123
  Retained earnings                                180,292          178,867
                                                  --------         --------
                                                   192,649          191,224
  Less treasury stock at cost                       31,842           31,672
                                                  --------         --------
                                                   160,807          159,552
                                                  --------         --------
                                                  $266,576         $264,568
                                                  ========         ========

Note: The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date.

 See accompanying notes.

                               CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (thousands of dollars)

                                                       Three Months Ended
                                                           December 31
                                                         1993      1992
                                                       --------  --------
Operating Activities:
 Net income                                            $  1,426  $  1,215
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                          2,015     1,996
   Change in accounting method                           (1,379)
   Undistributed earnings of affiliates, net
    of distributions                                       (349)     (544)
   Changes in operating assets and liabilities          (11,071)   (4,034)
                                                       --------  --------
  NET CASH USED IN OPERATING ACTIVITIES                  (9,358)   (1,367)

Investing Activities:
 Decrease in marketable securities                        6,291     6,618
 Net additions to property, plant and equipment
  and toll equipment under operating leases              (1,541)  (10,775)
 Other items - net                                                 (1,573)
                                                       --------   -------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                  4,750    (5,730)

Financing Activities:
 Principal payments on long-term debt                      (100)   (4,775)
 Long-term borrowing                                      4,600
 Purchases of treasury stock                               (170)     (757)
                                                       --------  --------
  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                  4,330    (5,532)
                                                       --------  --------

  NET DECREASE IN CASH
    AND CASH EQUIVALENTS                                   (278)  (12,629)

Cash and cash equivalents at the
 beginning of the period                                 24,496    31,126
                                                       --------  --------

  CASH AND CASH EQUIVALENTS AT
    THE END OF THE PERIOD                              $ 24,218  $ 18,497
                                                       ========  ========

See accompanying notes.

                               CUBIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               December 31, 1993

A.   Basis for Presentation
     ----------------------

               The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

               The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Results for the quarter are not necessarily indicative of the results to be expected for the year.

B.   Per Share Amounts
     -----------------
               Per share amounts are based upon the weighted average number of shares of common stock outstanding.

C.   Change in Accounting for Income Taxes
     -------------------------------------

               Effective October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under the provisions of this new standard, the Company must now recognize, to a greater degree, the future tax benefits of certain expenses which previously had been recognized in the financial statements without tax benefit. As permitted by the standard, the Company has elected not to restate the financial statements of any prior periods. The change was applied retroactively to certain elements of deferred income taxes originating in prior years and resulted in a cumulative effect adjustment of $1,379,000, which is included in net income for the first quarter of fiscal 1994.

               Significant components of the Company's deferred tax assets and liabilities for federal and states income taxes as of October 1, 1993 are as follows (in thousands):

     Deferred tax assets:
       Accrued liabilities and other           $3,894
       Inventories                              2,354
       Long-term contract receivables           2,355
                                               ------
                                               $8,603
                                               ======
     Deferred tax liabilities:
       Leveraged leases                        $3,755
       Property, plant and equipment            2,585
       Other - net                              1,035
                                               ------
                                               $7,375
                                               ======

D.   Review by Independent Accountants
     ---------------------------------

               A review of the data presented was made by Ernst & Young, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                               CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               December 31, 1993


Sales from continuing operations for the quarter ended December 31, 1993, were down 7% from the same quarter in the previous year due to lower sales volume in the defense systems segment. This decrease is a continuation of the trend which has occurred over the last several years, resulting from Department of Defense spending cuts which have caused increased competition in the instrumentation and training market segment. Sales in the automatic revenue collection systems segment were at about the same level as in the first quarter of the previous fiscal year.

Operating profits in the electronic defense systems segment were lower than in the first quarter of fiscal 1993, reflecting the lower sales volume and lower profit margins on defense contracts. Operating profits in the automatic revenue collection systems segment were also lower than last year primarily as the result of increased selling, general and administrative expenses, as described below.

Selling, general and administrative expenses increased from 20% of sales in the first quarter of fiscal 1993 to 23% of sales in the first quarter of the current fiscal year. This resulted from an increase in international selling activities and legal expenses, primarily in the automatic revenue collection systems segment.

The provisions for income taxes in both periods were low in comparison to statutory income tax rates because of the Company's tax exempt interest and dividend income and equity share in the net income of its 50% owned foreign subsidiary.

The Company's financial condition remains strong with working capital of $123.0 million at December 31, 1993, up from $116.9 million at September 30, 1993. The Company's subsidiary, Cubic Toll Systems, Inc., borrowed $4.5 million during the quarter, through its revolving credit facility, to finance the on-going construction of toll equipment for lease to customers.

The backlog of orders for the continuing operations was $265.6 million at December 31, 1993 compared to $246.7 million at September 30, 1993 and $270.5 million at December 31, 1992.

                          PART II - OTHER INFORMATION


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



          (a) The following exhibit is included herein:

                   28--Independent Accountants' Review Report

          (b) No reports on Form 8-K were filed during the quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CUBIC CORPORATION


Date  February 9, 1994                     /s/ W. W. Boyle
    ---------------------                 --------------------------
                                         W. W. Boyle
                                         Vice President Finance and CFO


Date  February 9, 1994                     /s/ T.A. Baz
    --------------------                  -----------------------------
                                         T. A. Baz
                                         Vice President and Controller