Form 10-Q
period 1994-03-31
CUBIC CORP /DE/
filed 1994-05-13
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      For the Quarter Ended March 31, 1994


                                     1-8931
                                     ------
                           Commission File Number


                               CUBIC CORPORATION
             Exact Name of Registrant as Specified in its Charter



                  Delaware                          95-1678055
                  --------                          ----------
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

                                Yes X     No___
                                   ---

As of April 25, 1994, Registrant had only one class of common stock of which there were 6,001,719 shares outstanding (after deducting 1,923,895 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                                Six Months Ended       Three Months Ended
                                                                    March 31                March 31
                                                                1994        1993        1994        1993
                                                              ---------   ---------   ---------   ---------
Revenues:
 Net sales                                                    $ 98,324    $103,219     $49,917    $ 50,931
 Other income                                                    4,501       2,795       2,334       1,566
                                                              --------    --------     -------    --------
                                                               102,825     106,014      52,251      52,497
Costs and expenses:
 Cost of sales                                                  76,404      83,653      38,504      43,497
 Selling, general and
  administrative expenses                                       23,354      22,432      12,121      11,895
 Research and development                                        1,460       2,155         858       1,009
 Interest                                                        1,221       1,169         632         583
                                                              --------    --------     -------    --------
                                                               102,439     109,409      52,115      56,984
                                                              --------    --------     -------    --------
Income (loss) from continuing operations before income
 taxes and cumulative effect of accounting change                  386      (3,395)        136     ( 4,487)
Income tax credit                                                           (2,000)        (50)     (2,285)
                                                               -------    --------     -------    --------

Income (loss) from continuing operations before
 cumulative effect of accounting change                            386      (1,395)        186      (2,202)

Discontinued operations, net of applicable income taxes:
 Income from operations                                                        767                     359
 Net gain (loss) on disposal                                      (153)     20,103                  20,103
                                                              --------    --------     -------    --------
Income (loss) from discontinued operations                        (153)     20,870                  20,462
                                                              --------    --------     -------    --------

Income before cumulative effect of accounting change               233      19,475         186      18,260
Cumulative effect of accounting change -- Note C                 1,379
                                                              --------    --------     -------    --------
Net income                                                    $  1,612    $ 19,475     $   186    $ 18,260
                                                              ========    ========     =======    ========

Average shares of common
 stock outstanding                                               6,056       6,105       6,031       6,087
                                                              ========    ========     =======    ========

Per share data:
 Income (loss) from continuing operations                     $    .06    $   (.23)    $   .03    $   (.36)
 Income (loss) from discontinued operations                       (.03)       3.42                    3.36
 Cumulative effect of accounting change                            .23
                                                              --------    --------     -------    --------
 Net income                                                   $    .26    $   3.19     $   .03    $   3.00
                                                              ========    ========     =======    ========

Dividends per share                                           $   .265    $   .265     $  .265    $   .265
                                                              ========    ========     =======    ========

See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                        March 31       September 30
                                                          1994             1993
                                                       (Unaudited)   (See note below)
                                                       -----------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                             $ 38,323           $ 24,496
   Marketable securities                                   11,376             17,383
   Accounts receivable                                    102,044            114,288
   Inventories:
      Finished products                                     1,285              1,330
      Work in process                                      12,278              8,475
      Raw material and purchased parts                     10,439              8,108
                                                         --------           --------
                                                           24,002             17,913
   Other current assets                                     5,989              6,646
                                                         --------           --------
           Total current assets                           181,734            180,726

Property, plant and equipment - net                        27,992             28,038
Toll equipment under operating leases - net                18,909             19,952
Preferred stock of U. S. Elevator Corp.                    20,000             20,000
Net assets of discontinued operation                        2,840              2,823
Other assets                                               15,626             13,029
                                                         --------           --------
                                                         $267,101           $264,568
                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities        $ 64,838           $ 62,721
   Income taxes                                               572              1,040
   Current portion of long-term debt                                             100
                                                         --------           --------
          Total current liabilities                        65,410             63,861

Long-term debt                                             39,943             37,343
Deferred income taxes and other                             3,797              3,812

Shareholders' equity:
  Common stock                                                234                234
  Additional paid-in capital                               12,123             12,123
  Retained earnings                                       178,885            178,867
                                                         --------           --------
                                                          191,242            191,224
  Less treasury stock at cost                              33,291             31,672
                                                         --------           --------
                                                          157,951            159,552
                                                         --------           --------
                                                         $267,101           $264,568
                                                         ========           ========

Note: The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                            (thousands of dollars)

                                                                               Six  Months Ended
                                                                                   March 31
                                                                               1994        1993
                                                                             --------    --------
Operating Activities:
 Net income                                                                  $  1,612    $ 19,475
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Gain on the sale of U.S. Elevator Corp, before income taxes                (25,103)
   Depreciation and amortization                                                4,431       4,432
   Change in accounting principle                                              (1,379)
   Undistributed earnings of affiliates, net
    of distributions                                                             (744)     (1,427)
   Changes in operating assets and liabilities                                  9,525        (310)
                                                                             --------    --------
  NET CASH PROVIDED BY (USED IN)
                         OPERATING ACTIVITIES                                  13,445      (2,933)

Investing Activities:
 Proceeds from the sale of U.S. Elevator Corp.                                 40,000
 Decrease in marketable securities                                              6,007      13,699
 Net additions to property, plant and equipment
  and toll equipment under operating leases                                    (3,313)    (12,892)
 Other items - net                                                             (1,600)     (1,573)
                                                                             --------    --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                     1,094      39,234

Financing Activities:
 Principal payments on long-term debt                                          (2,100)     (4,850)
 Long-term borrowing                                                            4,600
 Purchases of treasury stock                                                   (1,619)     (1,054)
 Dividends paid                                                                (1,593)     (1,613)
                                                                             --------    --------
  NET CASH USED IN FINANCING ACTIVITIES                                          (712)     (7,517)
                                                                             --------    --------

  NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                                      13,827      28,784

Cash and cash equivalents at the
 beginning of the period                                                       24,496      31,126
                                                                             --------    --------

  CASH AND CASH EQUIVALENTS
    THE END OF THE PERIOD                                                    $ 38,323    $ 59,910
                                                                             ========    ========

See accompanying notes.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1994

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

          Certain prior period amounts have been reclassified to conform to current period classifications.

B.   Per Share Amounts
     -----------------

          Per share amounts are based upon the weighted average number of shares of common stock outstanding.

C.   Change in Accounting for Income Taxes
     -------------------------------------

          Effective October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under the provisions of this new standard, the Company must now recognize, to a greater degree, the future tax benefits of certain expenses which previously had been recognized in the financial statements without tax benefit. As permitted by the standard, the Company has elected not to restate the financial statements of any prior periods. The change was applied retroactively to certain elements of deferred income taxes originating in prior years and resulted in a cumulative effect adjustment of $1,379,000, which was included in net income for the quarter ended December 31, 1993.

          Significant components of the Company's deferred tax assets and liabilities as of October 1, 1993 are as follows (in thousands):

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
                                           ------
                                           $7,375
                                           ======

                               CUBIC CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CONTINUED


D.    Subsequent Event
      ----------------

          On April 8, 1994, the Company acquired all of the assets and assumed certain liabilities of the Titan Applications Group and Titan Services International divisions of The Titan Corporation, for cash in the amount of $21 million. The purchase price, which was determined by auction bid, is subject to an upward or downward post-closing adjustment based on the amount of net assets as reflected in the Closing Balance Sheet. The Company intends to devote the acquired assets to continuation of the business of these divisions, which will operate as a subsidiary of the Company, within the electronic defense systems segment.

E.   Review by Independent Accountants
     ---------------------------------

          A review of the data presented was made by Ernst & Young, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                               CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994


Sales from continuing operations for the quarter ended March 31, 1994, were down slightly from the same quarter in the previous year due to lower sales volume in the electronic defense systems segment. This decrease was partially offset by increased sales in the automatic revenue collection systems segment. These results are consistent with the trend in recent quarters due to increased competition in the defense market caused by reduced U.S. Government spending and the Company's success in obtaining contracts in the revenue collection business.

Income from continuing operations for the three and six month periods ending March 31, 1994 were substantially improved from the losses incurred in the same periods of fiscal 1993. This improvement was the result of profits on revenue collection system contracts in the first half of fiscal 1994, compared to losses incurred by this segment during the first half of fiscal 1993. Operating profits in the electronic defense systems segment for the quarter ended March 31, 1994 were slightly lower than in the second quarter of fiscal 1993, commensurate with the decline in sales volume for the segment.

The provisions for income taxes were different from statutory income tax rates in all periods primarily as a result of the Company's tax exempt interest and dividend income, and its equity share in the net income of its 50% owned foreign subsidiary which is not subject to federal income taxes.

The Company's financial condition remains strong with working capital of $116.5 million at March 31, 1994, compared to $116.9 million at September 30, 1993. The Company experienced positive cash flow from operations for the first six months of fiscal 1994, resulting primarily from reductions in accounts receivable during the period.

The backlog of orders was $288.4 million at March 31, 1994 compared to $246.7 million at September 30, 1993 and $236.4 million at March 31, 1993.

                          PART II - OTHER INFORMATION


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



          (a) The following exhibit is included herein:

                   28--Independent Accountants' Review Report

          (b) Registrant filed a Form 8-K as of April 8, 1994 to report the acquisition of all the assets and certain liabilities of the Titan Applications Group and Titan Services International divisions of the Titan Corporation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CUBIC CORPORATION


Date  May 11, 1994                         /s/ W. W. Boyle
    -----------------                     -------------------------
                                          W. W. Boyle
                                          Vice President Finance and CFO


Date  May 11, 1994                         /s/ T. A. Baz
    ----------------                      -------------------------------
                                          T. A. Baz
                                          Vice President and Controller