Form 10-Q
period 1994-06-30
CUBIC CORP /DE/
filed 1994-08-15
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      For the Quarter Ended June 30, 1994


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

As of July 29, 1994, Registrant had only one class of common stock of which there were 5,987,474 shares outstanding (after deducting 1,938,140 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                                Nine Months Ended       Three Months Ended
                                                                     June 30                 June 30
                                                                 1994        1993        1994        1993
                                                              ----------   ---------   ---------   --------
Revenues:
 Net sales                                                     $163,940    $162,733     $65,616    $59,514
 Other income                                                     6,471       4,806       1,970      2,011
                                                               --------    --------     -------    -------
                                                                170,411     167,539      67,586     61,525
Costs and expenses:
 Cost of sales                                                  126,110     130,756      51,270     47,103
 Selling, general and
   administrative expenses                                       37,072      33,207      13,231     10,775
 Research and development                                         4,369       3,050       1,832        895
 Interest                                                         1,832       1,730         611        561
                                                               --------    --------     -------    -------
                                                                169,383     168,743      66,944     59,334
                                                               --------    --------     -------    -------
Income (loss) from continuing operations before income
 taxes and cumulative effect of accounting change                 1,028      (1,204)        642      2,191
Income tax credit                                                  (300)     (1,347)       (300)       653
                                                               --------    --------     -------    -------

Income from continuing operations before
 cumulative effect of accounting change                           1,328         143         942      1,538

Discontinued operations, net of applicable income taxes:
 Income (loss) from operations                                                  689                    (78)
 Net gain (loss) on disposal                                       (153)     20,103
                                                               --------    --------     -------    -------
Income (loss) from discontinued operations                         (153)     20,792                    (78)
                                                               --------    --------     -------    -------

Income before cumulative effect of accounting change              1,175      20,935         942      1,460
Cumulative effect of accounting change                            1,379
                                                               --------    --------     -------    -------

Net income                                                     $  2,554    $ 20,935     $   942    $ 1,460
                                                               ========    ========     =======    =======

Average shares of common
 stock outstanding                                                6,035       6,099       5,994      6,086
                                                               ========    ========     =======    =======

Per share data:
 Income from continuing operations                             $    .22    $    .02     $   .16    $   .25
 Income (loss) from discontinued operations                        (.03)       3.41                   (.01)
 Cumulative effect of accounting change                             .23
                                                               --------    --------     -------    -------
 Net income                                                    $    .42    $   3.43     $   .16    $   .24
                                                               ========    ========     =======    =======

Dividends per share                                            $   .265    $  1.265     $          $  1.00
                                                               ========    ========     =======    =======

See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                            June 30              September 30
                                                             1994                   1993
                                                          (Unaudited)          (See note below)
                                                          -----------          ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                $  7,384           $ 24,496
   Marketable securities                                       8,108             17,383
   Accounts receivable                                       119,604            114,288
   Inventories:
      Finished products                                        1,241              1,330
      Work in process                                          8,255              8,475
      Raw material and purchased parts                        13,452              8,108
                                                            --------           --------
                                                              22,948             17,913
   Recoverable income taxes and other current assets           6,203              6,646
                                                            --------           --------
           Total current assets                              164,247            180,726

Property, plant and equipment - net                           29,012             28,038
Toll equipment under operating leases - net                   18,031             19,952
Preferred stock of U. S. Elevator Corp.                       20,000             20,000
Cost in excess of net tangible assets of
   purchased businesses, less amortization                    18,472                373
Net assets of discontinued operation                           2,618              2,823
Other assets                                                  16,170             12,656
                                                            --------           --------
                                                            $268,550           $264,568
                                                            ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities           $ 67,301           $ 62,721
   Income taxes                                                                   1,040
   Current portion of long-term debt                           5,000                100
                                                            --------           --------
          Total current liabilities                           72,301             63,861

Long-term debt                                                33,943             37,343
Deferred income taxes and other                                3,845              3,812

Shareholders' equity:
  Common stock                                                   234                234
  Additional paid-in capital                                  12,123             12,123
  Retained earnings                                          179,827            178,867
                                                            --------           --------
                                                             192,184            191,224
                                                            --------           --------
  Less treasury stock at cost                                 33,723             31,672
                                                            --------           --------
                                                             158,461            159,552
                                                            --------           --------
                                                            $268,550           $264,568
                                                            ========           ========

Note: The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (thousands of dollars)

                                                                               Nine Months Ended
                                                                                     June 30
                                                                                 1994       1993
                                                                              ---------   ---------
Operating Activities:
 Net income                                                                    $  2,554    $ 20,935
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Gain on the sale of U.S. Elevator Corp, before income taxes                             (25,103)
    Depreciation and amortization                                                 7,030       6,763
    Change in accounting principle                                               (1,379)
    Undistributed earnings of affiliates, net
     of distributions                                                              (967)     (1,969)
    Changes in operating assets and liabilities                                  (2,537)    (12,020)
                                                                               --------    --------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                                        4,701     (11,394)

Investing Activities:
 Purchase of Titan Applications Group, net of cash acquired                     (22,045)
 Proceeds from the sale of U.S. Elevator Corp.                                               40,000
 Decrease in marketable securities                                                9,275      14,394
 Net additions to property, plant and equipment
  and toll equipment under operating leases                                      (5,282)    (15,148)
 Other items - net                                                               (1,617)     (1,584)
                                                                               --------    --------
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                                      (19,669)     37,662

Financing Activities:
 Principal payments on long-term debt                                            (3,100)    (25,925)
 Long-term borrowing                                                              4,600      30,000
 Purchases of treasury stock                                                     (2,051)     (1,054)
 Dividends paid                                                                  (1,593)     (7,699)
                                                                               --------    --------
   NET CASH USED IN FINANCING ACTIVITIES                                         (2,144)     (4,678)
                                                                               --------    --------

   NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                      (17,112)     21,590

Cash and cash equivalents at the
 beginning of the period                                                         24,496      31,126
                                                                               --------    --------

   CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD                                                    $  7,384    $ 52,716
                                                                               ========    ========


See accompanying notes.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1994

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


C.   Acquisition
     -----------

          On April 8, 1994, the Company acquired all of the assets and assumed certain liabilities of the Titan Applications Group and Titan Services International divisions of The Titan Corporation, for cash in the amount of $22 million. The purchase price was determined by an auction bid of $21 million and was subsequently adjusted upward based on the amount of net assets as reflected in the Closing Balance Sheet. The acquisition has been accounted for by the purchase method, and the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the net book value of tangible assets was approximately $18.3 million and will be amortized over a period of 15 years using the straight-line method. The Company has devoted the acquired assets to continuation of the business, which provides training, applications and operations services to the United States Army. The results of operations from the date of acquisition to June 30, 1994 have been included in the accompanying consolidated condensed financial statements as a part of the electronic defense systems segment.

                               CUBIC CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                 June 30, 1994


C.   Acquisition -- continued
     ------------------------

          Pro forma results of the Company's operations, assuming the acquisition had occurred as of October 1, 1993 and 1992 are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including reduction of nonrecurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisition had taken place on the dates indicated or which may occur in the future.



                                   Nine Months Ended
                                        June 30
                                    1994       1993
                                  --------   --------
          Net sales               $185,399   $184,196
          Net income                 3,506     21,405
          Earnings per share           .58       3.51


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

                               CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1994


Sales from continuing operations for the quarter ended June 30, 1994, increased by 10% over the same quarter in the previous year as a result of the Company's acquisition, in April, of the Titan Applications Group and Titan Services International divisions of the Titan Corporation. This new subsidiary of the Company added over $7 million in sales to the electronic defense systems segment from the date of acquisition to the end of the quarter. Sales in the automatic revenue collection systems segment remained flat in comparison to the same quarter of the previous year.

Income from continuing operations for the nine month period ending June 30, 1994 was higher than the same period in 1993, but for the third quarter of the fiscal year, was lower than last year. Operating profits in the automatic revenue collection segment for both the quarter and year-to-date continued to be higher than in 1993. However, operating profits in the electronic defense systems segment were lower than in fiscal 1993 for both the quarter and nine-month periods. A substantial portion of this decline in operating profits can be attributed to increased bidding and proposal costs and increased spending on the development of new products.

Selling, general and administrative expenses were higher than in the previous year primarily as the result of increased selling and proposal activities in both the electronic defense systems and automatic revenue collection systems segments. These include additional personnel as well as increased expenditures for travel, primarily targeting international markets.

The provisions for income taxes were different from statutory income tax rates in all periods primarily as a result of the Company's tax exempt interest and dividend income, and its equity share in the net income of its 50% owned foreign subsidiary which is not subject to federal income taxes.

During the quarter ended June 30, 1994, the Company used $22 million in cash for the acquisition of the Titan Applications Group and Titan Services International divisions of the Titan Corporation. This acquisition resulted in a reduction of working capital of approximately $19 million. Overall, working capital decreased by almost $25 million since the beginning of the fiscal year. Despite this decrease, the Company's financial condition remains strong with working capital of $91.9 million and a current ratio of 2.3 to 1 at June 30, 1994. The Company expects that cash provided by operations and the line of credit of its leasing subsidiary will be adequate to meet its short-term financing needs.

The backlog of orders was $284.1 million at June 30, 1994 compared to $246.7 million at September 30, 1993 and $253.6 million at June 30, 1993.

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

                                         CUBIC CORPORATION


Date  August 11, 1994                      /s/ W. W. Boyle
    --------------------                  ----------------------------------
                                          W. W. Boyle
                                          Vice President Finance and CFO


Date  August 11, 1994                      /s/ T. A. Baz
    -------------------                   ----------------------------------
                                          T. A. Baz
                                          Vice President and Controller