Form 10-K
period 1994-09-30
CUBIC CORP /DE/
filed 1994-12-23
CIK 26076

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 1994

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



                              9333 Balboa Avenue
                          San Diego, California 92123
                           Telephone (619) 277-6780


 Common Stock                              American Stock Exchange, Inc.
 ------------                              ----------------------------
    Title of each class                     Name of exchange on which registered


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                                Yes X     No
                                   ---      ---

The aggregate market value of voting stock held by non-affiliates of the registrant is: $63,180,671 as of December 13, 1994.


Number of shares of common stock outstanding as of December 13, 1994:
5,987,474  (after deducting 1,938,140 shares held as treasury stock).


Part III incorporates information by reference from the Registrant's definitive proxy statement which will be filed no later than 120 days after the close of the Registrant's year-end, and no later than 30 days prior to the Annual Shareholders' Meeting.

Cubic Corporation - SEC Form 10-K                                         Page 2
- --------------------------------------------------------------------------------


                                     PART I
                                     ------


ITEM 1.   BUSINESS.
          --------

     (a)  GENERAL DEVELOPMENT OF BUSINESS.
          -------------------------------

The Registrant, CUBIC CORPORATION, was incorporated in the State of California in 1949 and began operations in 1951.

In 1984, Registrant moved its Corporate domicile to the State of Delaware.

The Registrant, its subsidiaries and divisions, design, develop and manufacture products which are mainly electronic in nature, such as:

     Electronic equipment for use in customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and VHF/UHF surveillance receivers, avionics systems, space RF/digital products and cellular call boxes for public use on freeways and in parking lots.

     Automatic revenue collection equipment, ticket-vending machines and passenger gates for mass transit systems, airlines, buses, toll roads, and bridges.

The Registrant also performs a variety of services, such as computer simulation training, distributed interactive simulation, development of training doctrine, as well as field operations and maintenance services related to products previously produced and products produced by others. Registrant also manufactures replacement parts for its own such products. In addition, Registrant operates a corrugated paper converting facility through its subsidiary, Consolidated Converting Company.

During 1994, Registrant increased its sales volume through acquisitions, one in the defense segment and the other in the automatic revenue collection systems segment. The acquisition, in April 1994, of the Titan Applications and Titan Services International divisions of the Titan Corporation helped to reverse the downward sales trend in recent years in the defense segment. Automatic revenue collection systems segment sales increased due to the acquisition, in January 1994, of voting control of the Registrant's fifty-percent owned subsidiary, Westinghouse Cubic Ltd. This change in control resulted in the consolidation of the accounts of this subsidiary with the Registrant. Work continues on major revenue collection systems for the New York City Transit Authority, the London Underground, the Washington Metropolitan Transit Authority, the Florida Department of Transportation and the Chicago Transit Authority, as well as other transportation agencies.

During fiscal year 1994, approximately 40 percent of the Registrant's total business was done, either directly or indirectly, with various agencies of the United States Government. The remaining 60 percent of the business is classified by the Registrant as industrial.


The Registrant's products and services are sold almost entirely by Registrant's employees. Overseas sales are made either directly or through representatives or licensees.

Cubic Corporation - SEC Form 10-K                                       Page 3
- -------------------------------------------------------------------------------


     (b)  FINANCIAL INFORMATION RELATING TO INDUSTRY
          SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.
          --------------------------------------------

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Registrant's industry segments, is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1994, and follows at Item 14(a)(1) of this filing, on pages 34 through 36.


     (c)  NARRATIVE DESCRIPTION OF BUSINESS.
          ---------------------------------


DEFENSE
- -------

The defense segment's products include customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, avionics systems and space RF/digital products. Services provided by the segment include computer simulation training, distributed interactive simulation, development of training doctrine and field operations and maintenance.

Cubic Defense Systems, Inc. is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate live fire, plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the United States Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for the U. S. Army.

Cubic Defense Systems, Inc. also produces the SRS (Sonobuoy Reference System) for anti-submarine aircraft for the United States and foreign Navies and a data link for the Joint STARS reconnaissance system being built for the Air Force by Grumman. Avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, are built for the U. S. military, aircraft prime contractors and foreign governments.

Cubic Applications Inc., was formed in April 1994 from the acquisition of certain net assets of the Titan Applications and Titan Services International divisions of the Titan Corporation. This subsidiary is a tactical knowledge based service company that teaches commanders to make correct decisions in battle situations by using computer simulation for training.

Cubic Communications Inc. designs and produces HF and VHF/UHF surveillance receivers primarily for the U. S. and foreign military markets.


RAW MATERIALS:
- -------------

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products. A significant portion of the segment's end product is composed of purchased components and subcontracted parts and supplies. These items are primarily procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

Cubic Corporation - SEC Form 10-K                                       Page 4
- --------------------------------------------------------------------------------


BACKLOG:
- -------

The defense segment's sales backlog at September 30, 1994 was $102,400,000 compared to $62,700,000 at September 30, 1993. Approximately $13,000,000 is not expected to be completed by September 30, 1995.


COMPETITION:
- -----------

The defense segment competes with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of competition which present or future activities will encounter, particularly since many of the segment's activities are subject to rapidly changing competitive conditions, customer requirements and technological developments. However, it is expected that United States government spending for defense programs will continue at a lower level than in the past decade, resulting in continued heavy competition for this segment.



AUTOMATIC REVENUE COLLECTION SYSTEMS
- ------------------------------------

The automatic revenue collection systems segment includes five subsidiaries which work together to design, produce and service three revenue collection product lines: rail systems, toll products and bus systems. These include four wholly-owned subsidiaries, Cubic Automatic Revenue Collection Group, Cubic Toll Systems, Inc., Southern Cubic Pty. Ltd. and New York Revenue Automation, Inc. as well as the Registrant's 50% owned subsidiary in England, Westinghouse Cubic Limited. This group of companies together are the acknowledged leader in a market that serves rapid transit systems, bus, parking and tollway needs the world over.

The rail system product line, headquartered in San Diego, designs computerized systems for rapid transit rail systems. The manufacture of these systems is accomplished at the Tullahoma, Tennessee facility. The Registrant and its subsidiaries, Cubic Automatic Revenue Collection Group and Westinghouse Cubic Ltd., have been awarded large contracts by the cities of New York, Chicago, London, and Sydney, Australia, as well as a major system enhancement for the Washington, D.C. Metro. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded.

Cubic Automatic Revenue Collection Group is also a major supplier of bus fareboxes. Public bus systems across the United States are being equipped with computerized fareboxes, which accept all denominations of coins, $1 bills and magnetically encoded passes.

Cubic Toll Systems, Inc. and Cubic Automatic Revenue Collection Group together provide computerized toll collection and ticketing equipment for bridges and tunnels, revenue control systems for parking lots, and advanced equipment to collect fares on toll roads and turnpikes. Equipment is either sold or leased to more than 150 authorities worldwide. The Florida Turnpike Toll System project is the largest contract for this type of equipment to date. The Texas Turnpike Authority, the Harris County Toll Authority and the Virginia Department of Transportation are also significant customers.

There is a worldwide need for improved revenue management in all forms of public transit. The Registrant's automatic revenue collection systems segment will continue to provide the technology and leadership to give the world fare collection market quality products and quality service.

Cubic corporation - SEC Form 10-K                                       Page 5
- --------------------------------------------------------------------------------


RAW MATERIALS:
- -------------

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.


BACKLOG:
- -------

The automatic revenue collection systems segment sales backlog at September 30, 1994 was $296,600,000, compared to $177,000,000 at September 30, 1993.
Approximately $135,000,000 is not expected to be completed by September 30, 1995.


COMPETITION:
- -----------

Registrant's automatic revenue collection systems segment is a leading manufacturer of automatic fare collection systems for rail, bus and toll applications. Although competition is intense, Registrant believes that its state-of-the-art systems and equipment, together with continuing research and development, will enable it to maintain its leading position in these areas of the industry for the immediate foreseeable future. As an incident to the sale of its automatic revenue collection systems products, Registrant's subsidiaries are subject to possible liability by reason of warranties against defects in design, material and workmanship.



INDUSTRIAL OPERATIONS
- ---------------------

The primary business included in the industrial operations segment is Consolidated Converting Co. which converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into seat covers.

The segment also includes call boxes for use on freeways, golf courses and in parking lots produced by the Registrant's subsidiary, Cubic Communications, Inc.


RAW MATERIALS:
- -------------

Raw materials used in the industrial operations segment include sheet aluminum and steel, paper and composite products. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment. Paper shortages could delay completion of the segment's contracts in the future.


BACKLOG:
- -------

The industrial operations segment sales backlog at September 30, 1994 was $7,500,000, compared to $6,200,000 at September 30, 1993. Approximately $3,000,000 is not expected to be completed by September 30, 1995.

Cubic Corporation - SEC Form 10-K                                       Page 6
- --------------------------------------------------------------------------------


COMPETITION:
- -----------

In the industrial operations segment, the subsidiaries of the Registrant compete with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since many of the activities of the Registrant's subsidiaries are subject to rapidly changing competitive conditions.


GENERAL
- -------

The Registrant pursues a policy of seeking patent protection for its products, where deemed advisable, but it does not regard itself as materially dependent on its patents for the maintenance of its competitive position.

The Registrant does not engage in any business that is seasonal in nature.

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services, was $35,000,000, $46,000,000 and $51,000,000 in 1994, 1993, and 1992, respectively. The dollar amounts of Registrant and subsidiary sponsored research and development activity was $7,440,000, $3,597,000 and $3,803,000 in 1994, 1993, and 1992,
respectively.

Registrant and its subsidiaries must comply with Federal, State and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of Registrant or any of its subsidiaries.

There were approximately 2,650 persons employed by the Registrant and its subsidiaries at the close of the fiscal year ending September 30, 1994.

Typically, Registrant's contracts, through its defense systems segment and for its revenue collection systems installations, provide for progress or advance payments which provide assistance in financing the Registrant's working capital requirements on those contracts.


     (d)   FINANCIAL INFORMATION ABOUT FOREIGN
           AND DOMESTIC OPERATIONS AND EXPORT SALES
           ----------------------------------------

Information regarding foreign and domestic operations and export sales is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1994, and follows at Item 14(a)(1) of this filing, on pages 34 through 36.

Cubic Corporation - Sec Form 10-K                                       Page 7
- --------------------------------------------------------------------------------


ITEM 2.   PROPERTIES.
          ----------

Registrant's Corporate Headquarters and part of its subsidiary, Cubic Defense Systems, Inc., are located in a 100,000 square-foot facility, situated on a Registrant-owned, 8-1/2 acre parcel in the City of San Diego, California.

The Registrant owns an approximately 100,000 square-foot, two-story facility adjacent to the Corporate Headquarters and located on the westerly portion of the parcel referred to above. The facility is used primarily by the Registrant's subsidiary, Cubic Defense Systems, Inc., for engineering and office space.

Adjacent to the Corporate headquarters is a Registrant owned, 127,000 square-foot office and manufacturing facility on a fourteen-acre parcel which is used almost entirely by Registrant's subsidiary, Cubic Defense Systems, Inc.

A four-acre parcel, located adjacent and south of the above facility, is owned by Registrant and contains a plant facility consisting of approximately 60,000 square feet used by Cubic Communications, Inc.

The Registrant also owns the property in which its Cubic Automatic Revenue Collection Group headquarters is located, consisting of approximately twenty acres and 78,000 square feet of plant and office facilities, of which approximately 20,000 square feet are leased to the former owner.

The Registrant's 50% owned subsidiary, Westinghouse Cubic Ltd., owns a 60,000 square foot plant and office facility located on a two acre parcel in Merstham Surrey, approximately 30 miles north of London, England.

The Registrant leases approximately 90,000 square feet of manufacturing and office space in Teterboro, New Jersey. These facilities are shared by the Precision Electro-Optical Division of Cubic Defense Systems, Inc. and Cubic Automatic Revenue Collection Group.

In addition, Registrant leases a 56,000 square-foot facility in Hauppauge, New York, which is used for manufacturing, warehouse and office space by Cubic Automatic Revenue Collection Group.

A 100,000 square-foot facility, located on sixteen acres in Tullahoma, Tennessee, is owned by Registrant and used by Cubic Automatic Revenue Collection Group.

The Registrant and its subsidiaries own and lease additional plant and office facilities, individually under 50,000 square feet in size, at various locations around the United States for terms having varied expiration dates, mostly of short-term duration.

Total square footage either owned or under lease comprises approximately 1.3 million square feet. Approximately forty percent of the total square footage of the facilities of the Registrant is utilized for manufacturing and the remainder is utilized for administrative and engineering purposes. All owned and leased properties used by the Registrant are generally well maintained in good operating condition.

Cubic Corporation - SEC Form 10-K                                        Page 8
- --------------------------------------------------------------------------------


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------
In October 1991, the California Environmental Protection Agency notified the Registrant and two of its subsidiaries that they had been identified as three of approximately ninety potentially responsible parties with respect to alleged hazardous substances released into the environment at a used oil and solvent recycling facility in San Diego County. The Registrant and its subsidiaries are not in the business of transporting or disposing of waste materials. The Registrant and the involved subsidiaries sold and/or delivered for recycling certain waste materials generated by them to the owners of the recycling facility. After receipt of the materials by the owners of the recycling facility, the Registrant and the involved subsidiaries were not further involved in the transportation, treatment, or disposal of the materials. It is the Registrant's understanding that alleged hazardous materials from at least ninety other parties were allegedly released at the facility. Under Federal and California law, the Registrant and the involved subsidiaries are "potentially responsible parties" and, therefore, potentially liable for response costs even though they were not involved in the transport or disposal of the materials.
The Registrant has been informed that the State of California has already incurred response costs of approximately $7.9 million with respect to the site. Removal and remediation activities have not yet been completed, and the eventual costs of such activities are expected to be substantially in excess of the amount spent to date.

Registrant and its involved subsidiaries have joined a group of other potentially responsible parties to share costs and resources and to undertake a unified course of action in response to their potential liability as potentially responsible parties and have, without admission of liability, entered into a Consent Order with the State to remove the most contaminated ground water and to
develop a remedial action plan.   A second Consent Order is contemplated to
conduct the site remediation in accordance with the plan.

Several of Registrant's insurance carriers have entered into settlements whereby they have agreed to pay approximately three-quarters of the costs of Registrant and its involved subsidiaries, estimated to be necessary for the completion of the work specified in the first Consent Order. Registrant believes that its insurance policies provide coverage for any additional costs it may incur under the contemplated second Consent Order, and will pursue its claims for that coverage in a timely manner. It is management's opinion that any possible liability resulting from this situation will not have a material effect on the Registrant's financial statements.

The government of Iran commenced an arbitration proceeding against the Registrant seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Registrant believes that Iran defaulted on the agreement and has brought a counterclaim for compensatory damages of $10.4 million, plus interest. A hearing was held by the arbitral panel in June 1994 on issues involving the applicability of the statute of limitations and liability. No decision has been rendered by the panel. The Registrant is vigorously contesting Iran's claim and believes its defenses and counterclaim are strong and that the ultimate outcome of the matter will not have a material effect on the Registrant's financial statements.

In September 1993, the Registrant and its subsidiary, Cubic Defense Systems, Inc., filed a lawsuit against British Aerospace PLC in the United States District Court for the District of Columbia seeking $9.9 million in compensatory damages, plus interest, and unspecified punitive damages for breach of contract and fiduciary duty. The suit also alleges fraudulent misrepresentation in connection with the construction of an Air Combat Maneuvering Range in the North Sea. In 1994, British Aerospace PLC filed a counterclaim for $95 million in damages for misrepresentation and breach of fiduciary duty. Discovery is in progress and trial is set for April 3, 1995. The Registrant believes the counterclaim is without merit and is vigorously pursuing its lawsuit.

Neither the Registrant nor any of its subsidiaries are presently a party to any material pending proceedings other than ordinary litigation incidental to the business, the outcome of which will not, in management's opinion, have a materially adverse effect on the financial position of the Registrant.

Cubic Corporation - SEC Form 10-K                                       Page 9
- --------------------------------------------------------------------------------



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.
             --------------------


None.



                                    PART II
                                    -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS.
          -----------------------------------

The principal market on which the Registrant's common stock is being traded is the American Stock Exchange, Inc. The high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange, Inc. for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:


                                     Sales Price of Common Shares                  Dividends per Share
                                     ----------------------------                  -------------------

                                       1994                    1993                      1994    1993
                                  -------------            -------------                 ----    ----

 Quarter ended:                   High       Low          High      Low

    December 31                  21-7/8      19-1/8      19-1/2    14-3/8                  -       -
    March 31                     23-3/4      20-3/8      22-3/8    18-1/4                $.265    $.265
    June 30                      21-7/8      18-1/4      23-1/8    20-1/4                  -      1.00
    September 30                 20-1/2      17-3/4      22-7/8    20                     .265     .265

On December 13, 1994, the closing price of Registrant's common stock on the American Stock Exchange, Inc. was $17.88.


The terms of the Registrant's note payable to an insurance company includes provisions for maintenance of working capital and tangible net worth and limitations on the level of debt, lease commitments, outstanding letters of credit, loans to subsidiaries and certain investments. At September 30, 1994, the covenant relating to the maintenance of tangible net worth leaves consolidated retained earnings of $11.7 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

There were approximately 2,200 shareholders of record of the Registrant's common stock as of December 13, 1994.

Cubic Corporation -SEC Form 10-K                                        Page 10
- --------------------------------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)

Year ended September 30                          1994       1993       1992      1991      1990
- -----------------------                        --------   --------   --------  --------  -------
Net sales                                      $260,622   $221,437   $237,505  $198,857  $227,568
Cost of sales                                   200,549    178,491    178,921   144,124   152,625
Selling, general and administrative
 expense                                         52,071     42,347     51,384    37,084    43,458
Interest expense                                  2,535      2,294      4,223     5,146     5,374
Income taxes (benefit)                              825       (450)     1,100     7,200    12,750
Income from continuing operations                 2,533      2,210      4,080    12,668    18,856
Income (loss) from discontinued operations         (153)    20,071      2,931     1,366     4,176
Cumulative effect of accounting change            1,379          -          -         -         -
Net income                                        3,759     22,281      7,011    14,034    23,032

Average number of shares of common
 stock outstanding                                6,023      6,095      6,295     6,524     6,932

Per Share Data:
 Income from continuing operations             $    .42   $    .36   $    .65  $   1.94  $   2.72
 Income (loss) from discontinued operations        (.03)      3.30        .46       .21       .60
 Cumulative effect of accounting change             .23          -          -         -         -
 Net income                                         .62       3.66       1.11      2.15      3.32
 Cash dividends                                     .53       1.53        .53       .53       .48

Year-End Data:
 Shareholders' equity                          $157,645   $159,552   $147,639  $150,768  $143,482
 Equity per share                                 26.33      26.22      24.02     23.17     21.41
 Total assets                                   288,673    264,568    244,084   269,184   274,272
 Long-term debt                                  35,000     35,500     13,600    41,829    49,954
 Shares of common stock outstanding               5,987      6,086      6,146     6,506     6,702

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Cubic Corporation - SEC Form 10-K                                      Page 11
- --------------------------------------------------------------------------------


ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
              ---------------------------------------------

FISCAL 1994 COMPARED TO FISCAL 1993
- -----------------------------------

In April 1994, the Company acquired certain contracts and net assets of the Titan Applications and Titan Services International divisions of Titan Corporation in a move to enhance the Company's capabilities as a premier contractor to the Department of Defense for computer simulation training, systems instrumentation, training doctrine development and field operations and maintenance. The transaction was accounted for as a purchase as described in Note B to the consolidated financial statements. In January 1994, an amendment to the shareholder agreement for Westinghouse Cubic Limited (WCL), a fifty-percent owned subsidiary in the United Kingdom, was executed which granted voting control to Cubic in recognition of certain contract performance guarantees provided by the Company. Accordingly, the accounts of WCL have been consolidated in the accompanying financial statements from January 1994. The above events contributed $51 million and $3.7 million to consolidated sales and consolidated operating profits, respectively, for the year ended September 30, 1994.

Primarily as a result of the above mentioned events, sales increased by 18% to $261 million while operating profits increased 33% to $11 million from last year.

Along with the addition of the Titan Applications Group to our defense segment's training capabilities, the Company made significant investments in research and development, engineering computing tools and manufacturing equipment for this segment in 1994. Development of new technology for combat training ranges, communications technology and related systems amounted to over $6.5 million, while investments in engineering work stations, other computer-aided engineering tools, and computer-aided manufacturing equipment amounted to $2.8 million. This $9.3 million investment compares to approximately $5.1 million spent for such items in the prior year. Although the acquired company added to the operating profits of this segment, the overall decrease of $2.6 million in operating profits is attributable to the investment in research and development. We believe that the U. S. Government will provide the funding necessary for the Department of Defense to sustain quality training support for our Armed Services. We also believe that Cubic's defense segment, currently a significant DOD contractor in training activities, will be a stronger, more effective competitor and will earn a profitable return on this investment.

In the fourth quarter of fiscal 1994, the New York City Transit Authority (NYCTA) exercised Option Two under a contract with Cubic Automatic Revenue Collection Group (CARCG) to provide additional automated turnstiles and other revenue collection equipment for the balance of the system. In addition, claims for additional costs incurred on Option One were settled. All together, including inter-modal bus fareboxes and other enhancements, the value under contract with NYCTA exceeds $200 million. Progress on the contract, now over 50% complete, is ahead of schedule and projected to be profitable.

As mentioned above, operating profits in this segment include WCL on a consolidated basis from January 1994 and, after elimination of the minority interest in the operating profits of WCL, reflect a 75% improvement over last year.

A decrease in cost of sales as a percent of sales from 81% to 77% resulted from lower costs of contract performance in both major segments. At 20% of sales, selling, general and administrative expenses reflect a modest increase over last year's 19% resulting from increased bid and proposal and other marketing efforts in the defense segment.

Cubic Corporation - SEC Form 10-K                                      Page 12
- --------------------------------------------------------------------------------

As explained in Note A, the Company adopted, as of October 1, 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Among other changes, this statement changes the recognition and measurement criteria for certain deferred tax assets, which previously were excluded by Statement
No. 96. As a result, net income for 1994 was increased by $1.4 million, or $.23 per share.

FISCAL 1993 COMPARED TO FISCAL 1992
- -----------------------------------

In February 1993, the company sold 100% of the common stock of United States Elevator Corp.(USEC) for $40 million in cash and $20 million in preferred stock, as well as possible additional future consideration for the common stock. This consideration, if triggered by a decision of the purchaser of USEC, would be the greater of $20 million or an amount equal to a multiple of 4.25 times the average pretax earnings of USEC over any three consecutive year period less $20 million. If triggered by a decision of Cubic, the additional consideration would be the greater of the amount determined by the multiple as described above, or zero, through December 1997 (for example, a three year average pretax income of $8.2 million, equal to USEC's actual performance for the years 1988-90, would result in an additional $15 million of consideration for the common stock). After December 1997, the consideration would be based solely on the amount determined by the multiple and could be negative. The contingent payment provision can run as long as 16 years, after which it is triggered automatically. In any event, the contingent payment provision, when exercised, requires the redemption of the preferred stock. The sale of USEC, which resulted in an initial net gain of $20 million, and the results of operations of USEC, were reported as a discontinued operation in the accompanying financial statements.

In addition, in August 1993, management decided to dispose of its Precision Electro-Optical Systems Division and continues to be in discussion with potential buyers of this business. The results of operations of this division and a provision for disposal costs were also reported as a discontinued operation. In total, 1993 income from discontinued operations amounted to $3.30 per share of common stock.

Sales from continuing operations of $221 million, a 7% decrease from 1992, included a 25% decrease in defense systems and a 17% increase in automatic revenue collection systems. This reflected the emphasis the company made over the past few years toward industry leadership in automatic revenue collection systems. The growth in this segment's sales did not include the significant growth experienced by Westinghouse Cubic Limited, a 50% owned subsidiary operating in the United Kingdom. The decrease in the defense segment followed a trend in recent years which reflected the downsizing of the defense industrial base by the Department of Defense.

The decrease in operating profits from continuing operations was attributed not only to the downsizing mentioned above, but also to generally lower profit margins which resulted from increased competition in the smaller overall defense market. A new management team was put in place to address the business issues in this segment. Defense systems instrumentation and training continue to represent a significant market despite the reduced United States defense budget. The company's strength in this market segment justifies its continued commitment to it.

Although operating profit increased in automatic revenue collection systems during 1993, the level of increase was inhibited by contract changes and customer delays on major programs. Efforts were made to improve profits in this segment by relocating some manufacturing activities to lower cost areas, such as Tennessee.

Cost of sales as a percentage of sales increased from 75% to 81% as a result of the lower operating margins mentioned above. Selling, general and administrative expenses as a percentage of sales returned to 19%, as the unusual litigation and bid and proposal expenses incurred in 1992 were not repeated in 1993. Income taxes reflected a net credit for the year due primarily to foreign source income and tax exempt interest and dividend income.

Cubic Corporation - SEC Form 10-K                                       Page 13
- --------------------------------------------------------------------------------


FINANCIAL POSITION AND LIQUIDITY

During 1994, operating activities generated $19 million in cash, primarily as a result of improved cash flow on automatic revenue collection contracts. The principal use of cash was for the acquisition of the Titan Applications Group which was financed from cash on hand and the liquidation of $13 million of marketable securities. Investments in capital equipment, including toll equipment under operating leases, of $8 million accounts for the use of the balance of cash generated by operating activities. The net cash position was virtually unchanged from the beginning to the end of the year.

The significant growth in receivables which occurred in fiscal 1993, primarily relating to the Florida Turnpike project, should liquidate in 1995 and generate approximately $20 million more than will be required by new sales. In addition the Company's liquidity position is strengthened by the Cubic Toll Systems, Inc. $30 million credit agreement, $20 million of which is currently available. Further, at year end, the Company had $107 million in working capital which includes $31 million in cash and marketable securities. Management believes that this strong financial position and liquidity provide adequate resources to meet anticipated financing needs at this time. See Note E to the consolidated financial statements for a discussion of the Company's financing arrangements.

Cubic Corporation - SEC Form 10-K                                       Page 14
- --------------------------------------------------------------------------------




ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
                   ------------------------------------------

The following consolidated financial statements of the Registrant and its subsidiaries, for the year ended September 30, 1994, are attached hereto, marked Pages 15 and 20 through 36.


                         Report of Independent Auditors
                         See Page 15

                         Consolidated Balance Sheet
                         September 30, 1994 and 1993
                         See Pages 20 and 21

                         Consolidated Statement of Income
                         Years ended September 30, 1994, 1993 and 1992
                         See Page 22

                         Consolidated Statement of Retained Earnings
                         Years ended September 30, 1994, 1993 and 1992
                         See Page 23

                         Consolidated Statement of Cash Flows
                         Years ended September 30, 1994,1993, and 1992
                         See Page 24

                         Notes to Consolidated Financial Statements
                         September 30, 1994
                         See Pages 25 through 36



ITEM 9.            DISAGREEMENTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.
                   ------------------------


None.

Cubic Corporation - SEC Form 10-K                                       Page 15
- --------------------------------------------------------------------------------






                        Report of Independent Auditors


Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

San Diego, California
December 5, 1994

Cubic Corporation - SEC Form 10-K                                       Page 16
- --------------------------------------------------------------------------------


                                   PART III
                                   --------



ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   --------------------------------------------------


Information regarding directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.



ITEM 11.           EXECUTIVE COMPENSATION.
                   ----------------------


Information regarding executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT.
                   --------------------------------


Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.


ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                   ----------------------------------------------

Information regarding "Certain Relationships and Related Transactions" is included in Note K to the Consolidated Financial Statements for the year ended September 30, 1994, and follows at Item 14(a)(1) of this filing, on page 33.

Cubic Corporation - SEC Form 10-K                                       Page 17
- --------------------------------------------------------------------------------


                                    PART IV
                                    -------

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K.
                   ---------------------------------

(a)    Documents filed as part of this Report:

       (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

                   Consolidated Balance Sheet
                   September 30, 1994 and 1993

                   Consolidated Statement of Income
                   Years ended September 30, 1994, 1993 and 1992

                   Consolidated Statement of Retained Earnings
                   Years ended September 30, 1994, 1993 and 1992

                   Consolidated Statement of Cash Flows
                   Years ended September 30, 1994, 1993 and 1992

                   Notes to Consolidated Financial Statements
                   September 30, 1994


       (2) The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 14(d):

                   Schedule II --  Amounts Receivable from Related Parties and
                                   Underwriters, Promoters, and Employees Other
                                   Than Related Parties

All other schedules, for which provision is made in the applicable accounting rules and regulations of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.



(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)    Exhibits:

       21.   List of Subsidiaries

       27.   Financial Data Schedule

(d)    Financial Statement Schedules

       Schedule II --  Amounts Receivable from Related Parties and Underwriters,
                       Promoters, and Employees Other Than Related Parties

Cubic Corporation - SEC Form 10-K                                       Page 18
- --------------------------------------------------------------------------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)            CUBIC CORPORATION

  12/21/94          /s/ Walter J. Zable
- ------------        ------------------------------------------------------------
    Date            WALTER J. ZABLE, President
- --------------------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  12/21/94          /s/ Walter J. Zable
- ------------        ------------------------------------------------------------
    Date            WALTER J. ZABLE, President, Chief
                    Executive Officer and Chairman of the
                    Board of Directors

  12/21/94          /s/ Walter C. Zable
- ------------        ------------------------------------------------------------
    Date            WALTER C. ZABLE, Vice President and
                    Vice Chairman of the Board of Directors

  12/21/94          /s/ Jackson D. Arnold
- ------------        ------------------------------------------------------------
    Date            JACKSON D. ARNOLD, Director

  12/21/94          /s/ Thomas P. Moran
- ------------        ------------------------------------------------------------
    Date            THOMAS P. MORAN, Director

  12/21/94          /s/ Richard G. Duncan
- ------------        ------------------------------------------------------------
    Date            RICHARD G. DUNCAN, Director

  12/21/94          /s/ Robert T. Monagan
- ------------        ------------------------------------------------------------
    Date            ROBERT T. MONAGAN, Director

  12/21/94          /s/ Raymond E. Peet
- ------------        ------------------------------------------------------------
    Date            RAYMOND E. PEET, Director

  12/21/94          /s/ Thomas A. Baz
- ------------        ------------------------------------------------------------
    Date            THOMAS A. BAZ, Vice President and
                    Corporate Controller

  12/21/94          /s/ William W. Boyle
- ------------        ------------------------------------------------------------
    Date            WILLIAM W. BOYLE, Vice President of
                    Finance & Chief Financial Officer

Cubic Corporation - SEC Form 10-K                                       Page 19
- --------------------------------------------------------------------------------





                   ITEM 8, ITEM 14(A)(1) AND (2),(C) AND (D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE




                               Cubic Corporation

                         Year Ended September 30, 1994

                            San Diego, California

  Cubic Corporation - SEC Form 10-K                                     Page 20
  ------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                       September 30
                                                                   1994            1993
                                                                 --------        --------
                                                                     (in thousands)
 ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                      $ 25,782       $ 24,496
 Marketable securities                                             4,814         17,383
 Accounts receivable:
  Trade and other receivables                                     13,213         11,121
  Long-term contracts--Note C                                    116,108        104,506
  Allowance for doubtful accounts                                 (1,456)        (1,339)
                                                                --------       --------
                                                                 127,865        114,288

 Inventories--Note D                                              21,180         17,913
 Recoverable income taxes                                          1,600          -
 Deferred income taxes--Note H                                     5,645          2,746
 Prepaid expenses and other current assets                         3,266          3,900
                                                                --------       --------
                              TOTAL CURRENT ASSETS               190,152        180,726

PROPERTY, PLANT AND EQUIPMENT
 Land and land improvements                                       13,693         12,500
 Buildings and improvements                                       21,129         18,019
 Machinery and other equipment                                    50,322         45,345
 Leasehold improvements                                            2,307          1,862
 Allowance for depreciation and amortization                     (53,326)       (49,688)
                                                                --------       --------
                                                                  34,125         28,038

OTHER ASSETS
 Toll equipment under operating leases, net--Notes E and G        15,990         19,952
 Preferred stock of United States Elevator Corp.--Note J          20,000         20,000
 Cost in excess of net tangible assets of purchased
  businesses, less accumulated amortization of
  $661,000 in 1994 and $97,000 in 1993 -- Note B                  18,150            373
 Miscellaneous other assets                                       10,256         15,479
                                                                --------       --------
                                                                  64,396         55,804



TOTAL ASSETS                                                    $288,673       $264,568
                                                                ========       ========

Cubic Corporation - SEC Form 10-K                                       Page 21
- --------------------------------------------------------------------------------

                                                                       September 30
                                                                   1994            1993
                                                                 --------        --------
                                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                                       $ 20,761          $ 16,414
 Customer advances                                              35,342            22,898
 Salaries and wages, and amounts withheld from
  employees' compensation                                        9,891             7,472
 Accrual for claims related to discontinued operation            7,644            10,641
 Other current liabilities                                       4,543             7,139
 Income taxes payable                                            -                 1,040
 Current portion of long-term debt                               5,000               100
                                                              --------          --------
                              TOTAL CURRENT LIABILITIES         83,181            65,704

LONG-TERM DEBT, less current portion--Note E
 Cubic Toll Systems, Inc.                                       10,000             5,500
 Other                                                          25,000            30,000
                                                              --------          --------
                                                                35,000            35,500

OTHER LIABILITIES
 Deferred income taxes--Note H                                   6,388             2,898
 Deferred compensation                                           1,177               914
                                                               -------          --------
                                                                 7,565             3,812

MINORITY INTEREST--Note B                                        5,282             -

SHAREHOLDERS' EQUITY--Note E
 Preferred stock, no par value:
  Authorized--1,000,000 shares, none issued
 Common stock, no par value:
  Authorized--20,000,000 shares
  Issued--7,925,614 shares                                         234               234
 Additional paid-in capital                                     12,123            12,123
 Retained earnings                                             179,446           178,867
 Foreign currency translation adjustment                          (435)
 Treasury stock at cost:
  1994 -- 1,938,140 shares
  1993 -- 1,839,795 shares                                     (33,723)          (31,672)
                                                               -------          --------
                                                               157,645           159,552
COMMITMENTS AND CONTINGENCIES---Notes F and L
                                                              --------          --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $288,673          $264,568
                                                              ========          ========

See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 22
- --------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                                       Year Ended September 30
                                                                   1994          1993          1992
                                                                 --------      --------      --------
                                                                 (in thousands, except per share data)
Revenue:
 Net sales                                                       $260,622      $221,437      $237,505
 Interest and dividends                                             3,987         2,648         2,849
 Other income--Note B                                               2,840         4,404         3,157
                                                                 --------      --------      --------
                                                                  267,449       228,489       243,511
Costs and expenses:
 Cost of sales                                                    200,549       178,491       178,921
 Selling, general and administrative expenses                      52,071        42,347        51,384
 Research and development                                           7,440         3,597         3,803
 Interest                                                           2,535         2,294         4,223
                                                                 --------      --------      --------
                                                                  262,595       226,729       238,331
                                                                 --------      --------      --------

  INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES, MINORITY INTEREST AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           4,854         1,760         5,180

Income taxes (credit)--Note H                                         825          (450)        1,100
Minority interest in income of subsidiary--Note B                  (1,496)        -             -
                                                                 --------      --------      --------

  INCOME FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                2,533         2,210         4,080

Discontinued operations:
 Income from operations, net of applicable
  income taxes of $343,000 in 1993 and
   $1,900,000 in 1992                                               -               568         2,931
 Net gain (loss) on disposal--Note J                                 (153)       19,503         -
Cumulative effect of accounting change--Note A                      1,379         -             -
                                                                 --------      --------      --------

  NET INCOME                                                     $  3,759      $ 22,281      $  7,011
                                                                 ========      ========      ========

Per share amounts:
 Income from continuing operations                               $    .42      $    .36      $    .65
 Income (loss) from discontinued operations                          (.03)         3.30           .46
 Cumulative effect of accounting change                               .23          -            -
                                                                 --------      --------      --------

  NET INCOME PER SHARE                                           $    .62      $   3.66      $   1.11
                                                                 ========      ========      ========

Average number of shares outstanding                                6,023         6,095         6,295
                                                                 ========      ========      ========




See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 23
- --------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                        Year Ended September 30
                                                                   1994          1993          1992
                                                                 --------      --------      --------
                                                                            (in thousands)
Balance at the beginning of the year                             $178,867      $165,897      $162,188
Cash dividends paid (per share of common stock:
 1994--$.53, 1993--$1.53, 1992--$.53)                              (3,180)       (9,311)       (3,302)

Net income for the year                                             3,759        22,281         7,011
                                                                 --------      --------      --------

  BALANCE AT THE END OF THE YEAR                                 $179,446      $178,867      $165,897
                                                                 ========      ========      ========





See accompanying notes

Cubic Corporation - SEC Form 10-K                                   Page 24
- ---------------------------------------------------------------------------


CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Year Ended September 30
                                                                         1994       1993       1992
                                                                       --------   --------   --------
                                                                              (in thousands)
Operating Activities:
 Net income                                                            $  3,759   $ 22,281   $  7,011
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                          9,938      9,371      9,880
   Minority interest                                                      1,496          -          -
   Deferred income taxes                                                  1,970     (1,114)     2,132
   Undistributed earnings of affiliates, net of distributions               (47)    (1,265)       434
   Net loss (gain) on disposal of discontinued operations                   153    (19,503)         -
   Cumulative effect of accounting change                                (1,379)         -          -
   Changes in operating assets and liabilities:
    Accounts receivable                                                     766    (25,054)   (11,790)
    Inventory                                                              (625)    (6,027)      (473)
    Prepaid expenses                                                        655       (518)      (554)
    Accounts payable, customer advances
     and other current liabilities                                        7,287     (1,386)    (1,399)
    Income taxes                                                         (4,676)     1,247     (1,811)
    Other items - net                                                       (91)      (646)       247
                                                                       --------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      19,206    (22,614)     3,677
                                                                       --------   --------   --------

Investing Activities:
 Acquisition of businesses, net of cash acquired                        (20,367)         -          -
 Proceeds from the sale of U. S. Elevator Corp.                               -     40,000          -
 Sale (purchase) of marketable securities                                12,569      4,708     (5,549)
 Additions to toll equipment under operating leases                      (1,763)    (5,370)    (3,460)
 Purchases of property, plant and equipment                              (6,040)   (12,574)    (3,869)
 Other items - net                                                         (738)    (2,434)      (396)
                                                                       --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (16,339)    24,330    (13,274)
                                                                       --------   --------   --------

Financing Activities:
 Proceeds from issuance of long-term debt                                 4,500     30,000          -
 Principal payments on long-term debt                                      (100)   (27,978)   (13,376)
 Purchases of treasury stock                                             (2,051)    (1,057)    (6,838)
 Dividends paid to minority interest                                       (961)         -          -
 Dividends paid to shareholders                                          (3,180)    (9,311)    (3,302)
                                                                       --------   --------   --------
NET CASH USED IN FINANCING ACTIVITIES                                    (1,792)    (8,346)   (23,516)
                                                                       --------   --------   --------

Effect of exchange rates on cash                                            211          -          -
                                                                       --------   --------   --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                     1,286     (6,630)   (33,113)

 Cash and cash equivalents at the beginning of the year                  24,496     31,126     64,239
                                                                       --------   --------   --------

CASH AND CASH EQUIVALENTS AT
 THE END OF THE YEAR                                                   $ 25,782   $ 24,496   $ 31,126
                                                                       ========   ========   ========

See accompanying notes

Cubic Corporation - SEC Form 10-K                                   Page 25
- ---------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1994


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The consolidated financial statements include the accounts of
- --------------
Cubic Corporation and all of its subsidiaries (the Company), including Westinghouse Cubic Limited (WCL) subsequent to December 31, 1993. As explained in note B, WCL is fifty-percent owned but is controlled by the Company as of January 1994. WCL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation. All significant intercompany transactions are eliminated in consolidation.

Cash Equivalents:  The Company considers all highly liquid investments with a
- -----------------
maturity of three months or less when purchased to be cash equivalents.

Marketable Securities:  In May 1993 the Financial Accounting Standards Board
- ----------------------
issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company will apply the new rules starting in the quarter ending December 31, 1994, however, application of the new rules will not have a material effect on shareholders' equity as of October 1, 1994, as there is an immaterial difference between the cost and market value of securities held at that date.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is
- ------------
determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. The last-in, first-out (LIFO) method is used to determine cost for an immaterial amount of inventories.

Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although certain government contracts include general and administrative costs, the amounts of these costs remaining in inventory are not material.

Property, Plant and Equipment:  Property, plant and equipment and toll equipment
- ------------------------------
under operating leases are carried at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Toll equipment under operating leases is depreciated using the straight-line method. Provisions for depreciation and amortization of plant and equipment and toll equipment under operating leases amounted to $9,430,000, $9,637,000, and $9,595,000 in 1994, 1993 and 1992, respectively.

Revenue Recognition:  Sales under long-term contracts are recognized as costs
- --------------------
are incurred and fees are earned on cost-plus-fee contracts, and as costs are incurred and estimated profits are earned on long-term, fixed price contracts. Such estimated profits are computed by applying the various percentages of completion of the contracts to the estimated ultimate profits. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

Cubic Corporation - SEC Form 10-K                                   Page 26
- ---------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes:   The Company adopted the provisions of Financial Accounting
- -------------
Standards Board Statement No. 109, "Accounting for Income Taxes," as of October 1, 1993. Under Statement 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by the Statement, prior year financial statements have not been restated. The cumulative effect of adoption, resulting from a change in the recognition of certain deferred tax assets, increased net income by $1,379,000, or $.23 per share. The adoption of the new standard had no material impact on pretax income from operations in 1994.

Reclassification:  Certain prior year amounts have been reclassified to conform
- ----------------
to current year classifications.


NOTE B--ACQUISITIONS

On April 8, 1994, the Company acquired certain assets and assumed certain liabilities of the Titan Applications and Titan Services International divisions of The Titan Corporation, for a cash price of approximately $23.6 million. The acquisition has been accounted for by the purchase method, and the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the net book value of tangible assets was approximately $18.3 million and will be amortized over a period of 15 years using the straight-line method. The Company has devoted the acquired assets to continuation of the business, which provides training, applications and operations services to the United States Army. The results of operations from the date of acquisition to September 30, 1994 have been included in the accompanying consolidated financial statements as a part of the defense segment.

In January 1994 an amendment to the WCL shareholder agreement was executed which granted voting control of the fifty-percent owned subsidiary to Cubic Corporation in recognition of certain contract performance guarantees provided by the Company's subsidiary, Cubic Automatic Revenue Collection Group. As a result of this acquisition of control, the accounts of WCL are consolidated in these financial statements as of January 1, 1994.

The Company's fifty-percent share of the equity of WCL was $3,484,000 at September 30, 1993 and is included in other assets in the consolidated balance sheet at that date. The Company's equity share of the net income of WCL for the quarter ended December 31, 1993 and for the years ended September 30, 1993 and 1992, was $474,000, $1,699,000 and $935,000, respectively, and is included in other income for each of those periods.

Pro forma results of the Company's operations, assuming the acquisitions had occurred as of October 1, 1993 and 1992, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of intercompany sales, reduction of nonrecurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisitions had taken place on the dates indicated or which may occur in the future.

Cubic Corporation - SEC Form 10-K                                   Page 27
- ---------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE B--ACQUISITION--Continued


                                         Year Ended
                                        September 30
                                      1994        1993
                                  ------------  --------
          Net sales                   $292,601  $290,420
          Net income                     4,711    23,449
          Net income per share             .78      3.85

NOTE C--ACCOUNTS RECEIVABLE

The following tabulation shows the components of accounts receivable for long-term contracts at September 30:

                                                1994      1993
                                              --------  --------
                                                (in thousands)
 U.S. Government Contracts:
  Amounts billed                              $ 20,063  $ 17,620
  Recoverable costs and accrued profits on
   progress completed--not billed               33,901    28,136
                                              --------  --------
                                                53,964    45,756
 Commercial Customers:
  Amounts billed                                12,814    10,696
  Recoverable costs and accrued profits on
   progress completed--not billed               49,330    48,054
                                              --------  --------
                                                62,144    58,750
                                              --------  --------
                                              $116,108  $104,506
                                              ========  ========


A substantial portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services. It is anticipated that such receivables from the U.S. Government at September 30, 1994, will be billed during 1995 as units are delivered and those from commercial customers will be billed upon completion of performance tests and/or acceptance by the customers in 1995.


NOTE D--INVENTORIES

Inventories at September 30 are classified as follows:

                                   1994     1993
                                  -------  -------
                                   (in thousands)

 Finished products                $ 1,172  $ 1,330
 Work in process                    9,336    8,475
 Materials and purchased parts     10,672    8,108
                                  -------  -------
                                  $21,180  $17,913
                                  =======  =======

Cubic Corporation - SEC Form 10-K                                   Page 28
- ---------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued



NOTE E--FINANCING ARRANGEMENTS

Long-term debt at September 30, other than the bank debt of the Company's subsidiary, Cubic Toll Systems, Inc. (CTS), consists of the following:

                                                         1994      1993
                                                       --------  --------
                                                         (in thousands)
Note payable to an insurance company,
 due $5,000,000 annually commencing June 30, 1995,
 plus interest at 6.09% payable semi-annually            $30,000  $30,000
Other                                                         -       100
                                                         -------  -------
                                                          30,000   30,100
Less current portion                                       5,000      100
                                                         -------  -------
                                                         $25,000  $30,000
                                                         =======  =======

At September 30, 1994, the Company had outstanding intermediate-term interest rate swap agreements. Under the agreements, the Company receives a fixed rate of 6.11% on $15 million and pays a floating rate based on the London Interbank Offered Rate (LIBOR), as determined in six month intervals. The transaction effectively changes a portion of the Company's interest rate from a fixed rate to a floating rate basis.

The terms of the note payable to an insurance company include provisions for maintenance of working capital and tangible net worth, and limitations on the level of debt, lease commitments, outstanding letters of credit, loans to subsidiaries and certain investments. At September 30, 1994, the covenant relating to the maintenance of tangible net worth leaves consolidated retained earnings of $11.7 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

CTS has a $30 million revolving credit agreement with a bank which expires in December 1997. Borrowings under this agreement bear interest at rates indexed to either the prime rate, the certificate of deposit rate, or LIBOR, selected at CTS' option. The terms of the credit arrangement provide for commitment fees of 1/4 of 1% per annum of the available unutilized balance. Borrowings under the agreement cannot exceed the present value of future revenues to be received under certain toll equipment leases. At September 30, 1994, the present value of these future revenues exceeded the credit facility maximum. The debt is without recourse to Cubic Corporation and is secured by all of the leases, leased equipment, and capital stock of CTS. As of September 30, 1994, CTS had borrowed $10,000,000 under this revolving credit agreement with interest at 5.53% per annum.

Maturities of long-term debt, including debt of CTS, for each of the five years in the period ending September 30, 1999, are as follows: 1995--$5,000,000; 1996-
- -$5,000,000; 1997--$5,000,000; 1998--$15,000,000; 1999--$5,000,000; thereafter--
$5,000,000.

Interest paid amounted to $2,377,000, $2,107,000 and $4,298,000 in 1994, 1993
and 1992, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 29
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE F--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous office machines and other equipment under noncancelable operating leases expiring in various years through 1999. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense for all operating leases amounted to $2,591,000, $2,699,000, and $3,103,000 in 1994, 1993 and 1992, respectively.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 1994 (in thousands):

                              1995    $1,949
                              1996     1,423
                              1997       907
                              1998       767
                              1999       658
                         Thereafter       10
                                      ------
                                      $5,714
                                      ======


NOTE G--TOLL EQUIPMENT UNDER OPERATING LEASES

CTS is the lessor of toll equipment primarily to governmental agencies or public authorities under leases with terms of five to ten years. Most leases require that CTS provide maintenance support for the leased equipment. The leases may also provide for lessor penalties for equipment downtime, or for lessee penalties for early removal of partial configurations. The cost of equipment under operating leases at September 30, 1994 and 1993 totaled $51,157,000 and $49,408,000, respectively, including costs incurred to date for equipment in production totalling $3,937,000 and $3,342,000, respectively, while accumulated depreciation at the same dates amounted to $35,167,000 and $29,456,000.

Future minimum lease payments receivable under operating leases, including leases for toll equipment in production, which are noncancelable or for which the exercise of a cancellation clause would cause a significant economic detriment to the lessee are as follows at September 30, 1994 (in thousands):

                         1995         $15,712
                         1996          14,678
                         1997          12,574
                         1998           8,910
                         1999           5,606
                         Thereafter     4,373
                                      -------
                                      $61,853
                                      =======

Cubic Corporation - SEC Form 10-K                                      Page 30
- -------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1994 are as follows (in thousands):

         Deferred tax liabilities:
          Tax over book depreciation                         $ 2,432
          Leveraged lease accounting                           3,816
          Other                                                2,216
                                                             -------
            Total deferred tax liabilities                     8,464
                                                             -------

         Deferred tax assets:
          Accrued employee benefits                            2,607
          Inventory reserves                                   2,194
          Other                                                3,098
                                                             -------
            Total deferred tax assets                          7,899
          Valuation allowance for deferred tax assets           (178)
                                                             -------
            Net deferred tax assets                            7,721
                                                             -------
            Net deferred tax liabilities                     $   743
                                                             =======

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                1994        1993        1992
                                              --------    --------    --------
                                                       (in thousands)
         Current (credit):
          Federal                             $(2,007)    $   620     $(1,176)
          State                                  (613)         44        (136)
          Foreign                               1,475           -           -
                                              -------     -------     -------
          Total current                        (1,145)        664      (1,312)

         Deferred (credit):
          Federal                               1,412        (798)      2,446
          State                                   558        (316)        (34)
                                              -------     -------     -------
          Total deferred                        1,970      (1,114)      2,412
                                              -------     -------     -------
                                              $   825     $  (450)    $ 1,100
                                              =======     =======     =======

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting change include the following components:

                                                1994        1993        1992
                                              --------    --------    --------
                                                       (in thousands)
         United States                        $   386      $1,760       $5,180
         Foreign                                4,468           -            -
                                              -------      ------     --------
          Total                                $4,854      $1,760       $5,180
                                              =======      ======     ========

Cubic Corporation - SEC Form 10-K                                       Page 31
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES--Continued

The components of the provision for deferred income taxes for the years ended September 30, 1993 and 1992 are as follows:

                                                          1993       1992
                                                        ---------  --------
                                                          (in thousands)
     Differences between financial reporting and tax
      methods of recognizing revenue on contracts        $ 1,142    $2,067
     Difference between accrued and
      deductible expenses                                 (2,094)     (197)
     Differences between financial reporting and tax
      methods of recognizing revenue and expenses
      related to leveraged leases                            209       676
     Other                                                  (371)     (134)
                                                         -------    ------
                                                         $(1,114)   $2,412
                                                         =======    ======

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                1994     1993      1992
                                              --------  -------  --------
                                                    (in thousands)
     Taxes on income based on statutory
      federal income tax rate                  $1,650    $ 598    $1,761
     State income taxes (credit), net of
      federal tax benefit                         (37)     (51)      307
                                               ------    -----    ------
                                                1,613      547     2,068
     Increases (decreases) resulting from:
      Effect of recording equity in net
       income of Westinghouse Cubic Ltd.         (210)    (609)     (280)
      Tax exempt interest and
       dividend income                           (391)    (462)     (778)
      Foreign sales corporation
       tax benefit                               (244)    (154)     (605)
      Non-deductible expenses                     420      452     1,041
      Other                                      (363)    (224)     (346)
                                               ------    -----    ------
                                                 (788)    (997)     (968)
                                               ------    -----    ------
                                               $  825    $(450)   $1,100
                                               ======    =====    ======

The Company made income tax payments, net of refunds, totalling $3,246,000, $1,259,000, and $2,547,000, in 1994, 1993 and 1992, respectively.

NOTE I--PENSION AND OTHER RETIREMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all non-union U.S. employees in certain of its subsidiaries. Benefits under this plan are based on the employee's earnings during the period of employment. The Company's policy is to fund this plan based on legal requirements and tax considerations.

Cubic Corporation - SEC Form 10-K                                       Page 32
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE I--PENSION AND OTHER RETIREMENT PLANS--Continued

Net pension cost for this plan included the following components:

                                                                    1994          1993          1992
                                                                  --------      --------      --------
                                                                             (in thousands)
         Service cost--benefits earned during the period          $ 1,627       $ 1,970       $ 1,439
         Interest cost on projected benefit obligation              2,154         2,143         1,971
         Actual loss (return) on plan assets                          752        (2,466)       (2,255)
         Net amortization and deferral                             (2,975)          277           178
                                                                ---------       --------      --------
         Net Pension Cost                                         $ 1,558       $ 1,924       $ 1,333
                                                                =========       =======       =======

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet as of September 30, 1994 and 1993, for the Company's defined benefit pension plan:

                                                                          1994            1993
                                                                        --------        --------
                                                                             (in thousands)

         Actuarial present value of benefit obligations:
          Vested benefits                                               $21,227         $24,466
          Non vested benefits                                               413             600
                                                                        -------         -------
         Accumulated Benefit Obligation                                 $21,640         $25,066
                                                                        =======         =======

         Projected benefit obligation for services
          rendered to date                                              $24,372         $28,740
         Plan assets at fair value                                       23,291          26,624
                                                                        -------         -------
         Projected benefit obligation in excess of
          plan assets                                                     1,081           2,116
         Unrecognized net transition asset                                  227             279
         Unrecognized prior service costs                                     5               7
         Unrecognized net loss                                             (456)         (1,454)
                                                                         -------        -------
         Pension Liability Recognized in the Consolidated Balance She    $  857         $   948
                                                                         =======        =======

Plan assets include equities, short and long-term debt instruments and real estate investments. The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.5% and 5.5%, respectively, in 1994, and 7.5% and 4.5% in 1993. The long-term rate of return used to determine the expected return on plan assets included in the net pension cost was 8.5% in each of the three years presented.

The Company and certain of its subsidiaries also have other retirement plans which provide benefits for participating employees. An employee is eligible to participate in the plans after six months to one year of service, and may make additional contributions to the plans. These plans provide for full vesting of benefits over five to seven years. A substantial portion of Company contributions to the plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $5,015,000, $4,906,000, and $5,408,000, in 1994, 1993 and 1992 respectively.

Cubic Corporation - SEC Form 10-k                                       Page 33
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE J--DISCONTINUED OPERATIONS

In 1993, the Company sold all of the outstanding common stock of its subsidiary, United States Elevator Corp. (USEC), to Thyssen Holding Corporation (Thyssen). Proceeds of the sale were $40 million in cash and $20 million of USEC 6% cumulative, nonvoting, redeemable preferred stock which is required to be repurchased by Thyssen at the option of the Company. The gain on the sale was $20 million, net of applicable income taxes of $5 million. The agreement for the sale of USEC also provides for possible additional consideration based on a formula relating to the post-sale earnings of USEC. This contingent payment provision, which would also require redemption of the preferred stock, could be triggered by either party after December 31, 1995, or run as long as 16 years if not triggered sooner.

Also in 1993, the Company's management made a decision to dispose of its Precision Electro-Optical Systems Division. Provisions of $153,000 and $600,000, net of applicable income taxes of $100,000 and $400,000, respectively, were made in 1994 and 1993, respectively, for the expected costs of disposal of this business and are included in the net gain (loss) on disposal of discontinued operations on the income statement. The Company is continuing its efforts to dispose of or liquidate the business. The remaining net assets, which consist primarily of inventory, were immaterial as of September 30, 1994.

NOTE K--RELATED PARTY TRANSACTIONS

In the first quarter of fiscal 1994, the Company loaned $1.6 million to Mr. Walter J. Zable, its Chairman and principal shareholder. The loan accrued interest at a rate higher than the Company earned on its short-term investments during the time the loan was outstanding. Subsequent to September 30, 1994, the loan was repaid.

The Company leases certain manufacturing facilities in the County of San Diego from co-owners Walter C. Zable, an officer and director of the Company, and his sister, who are the children of Walter J. Zable. The facilities, which are leased through July 1997, under a triple net lease at the rate of $168,000 per year, have been used as manufacturing facilities for subsidiaries of the Company and continue to be available as such.

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable, entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The Company expensed a net $503,000 and $467,000 in 1994 and 1993, respectively, related to the policy. This amount represents the difference between policy premiums and other payments, and the increase in the cash surrender value of the policy. The Company's accounting policy related to this transaction is to expense this difference in the year incurred. However, should the policy be held to maturity, all payments advanced to carry this policy will be returned. Further, should the policy be held for nine years, it is presumed that the cash surrender value will exceed all payments made, and amounts previously expensed in the early years of the policy will have been reversed.

Cubic Corporation - SEC Form 10-K                                       Page 34
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE L--LEGAL MATTERS

The government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Company believes that Iran defaulted on the agreement and has brought a counterclaim for compensatory damages of $10.4 million, plus interest. A hearing was held by the arbitral panel in June 1994 on issues involving the applicability of the statute of limitations and liability. No decision has been rendered by the panel. The Company is vigorously contesting Iran's claim and believes its defenses and counterclaim are strong and that the ultimate outcome of the matter will not have a material effect on the Company's financial statements.

In September 1993, the Company and its subsidiary, Cubic Defense Systems, Inc., filed a lawsuit against British Aerospace PLC in the United States District Court for the District of Columbia seeking $9.9 million in compensatory damages, plus interest, and unspecified punitive damages for breach of contract and fiduciary duty. The suit also alleges fraudulent misrepresentation in connection with the construction of an Air Combat Maneuvering Range in the North Sea. In 1994, British Aerospace PLC filed a counterclaim for $95 million in damages for misrepresentation and breach of fiduciary duty. Discovery is in progress and trial is set for April 3, 1995. The Company believes the counterclaim is without merit and is vigorously pursuing its lawsuit.

NOTE M--BUSINESS SEGMENT INFORMATION

The Company's operations are best grouped into three main product segments: defense, automatic revenue collection systems, and industrial operations. A description of each segment's primary activities follows:

Defense--work under U.S. and foreign government contracts relating to electronic
- -------
defense systems and equipment, computer simulation training, distributed interactive simulation, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, avionics systems and space RF/digital products.

Automatic revenue collection systems--the design, production, leasing and
- ------------------------------------
servicing of electronic and mechanical revenue collection systems.

Industrial operations--includes the manufacture of  freeway call boxes and paper
- ---------------------
products.

Business segment financial data for the three years ended September 30, 1994, is presented below.

                                                        1994          1993          1992
                                                      --------      --------      --------
                                                                  (in millions)
Revenue:
 Defense                                              $ 113.3       $ 92.4        $123.4
 Automatic revenue collection systems                   130.2        116.0          98.6
 Industrial operations                                   17.6         15.4          17.0
                                                       ------       ------        ------
                                                        261.1        223.8         239.0
 Corporate                                                6.3          4.7           4.5
                                                       ------        -----        ------
CONSOLIDATED TOTALS                                    $267.4       $228.5        $243.5
                                                       ======       ======        ======

Cubic Corporation - SEC Form 10-K                                       Page 35
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION--Continued

                                                 1994        1993        1992
                                               --------    --------    --------
                                                        (in millions)
Operating profit:
 Defense                                       $  2.2      $  4.8      $  9.2
 Automatic revenue collection systems             7.7         3.1         2.4
 Industrial operations                            1.1         0.4         0.9
                                               ------      ------      ------
CONSOLIDATED OPERATING PROFIT                    11.0         8.3        12.5
 Corporate                                       (3.6)       (4.2)       (3.1)
 Interest expense                                (2.5)       (2.3)       (4.2)
                                               ------      ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES, MINORITY INTEREST AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $  4.9      $  1.8      $  5.2
                                               ======      ======      ======

Identifiable assets:
 Defense                                       $105.0      $ 75.8      $ 68.4
 Automatic revenue collection systems           104.7        97.7        68.1
 Industrial operations                            3.6         2.3         5.6
                                               ------      ------      ------
                                                213.3       175.8       142.1
 Discontinued operations                          1.4         2.8        28.9
 Corporate                                       74.0        86.0        73.1
                                               ------      ------      ------
CONSOLIDATED TOTALS                            $288.7      $264.6      $244.1
                                               ======      ======      ======

Depreciation and amortization:
 Defense                                       $  2.1      $  1.1      $  1.1
 Automatic revenue collection systems             7.1         7.7         6.8
 Industrial operations                            0.3         0.5         0.5
                                               ------      ------      ------
                                                  9.5         9.3         8.4
 Discontinued operations                            -           -         1.5
 Corporate                                        0.4         0.1
                                               ------      ------
CONSOLIDATED TOTALS                            $  9.9      $  9.4      $  9.9
                                               ======      ======      ======

Gross capital expenditures:
 Defense                                       $  2.9      $ 11.1      $  0.8
 Automatic revenue collection systems             4.5         6.4         5.1
 Industrial operations                            0.1         0.1         0.1
                                               ------      ------      ------
                                                  7.5        17.6         6.0
 Discontinued operations                            -           -         0.9
 Corporate                                        0.3         0.3         0.4
                                               ------      ------      ------
CONSOLIDATED TOTALS                            $  7.8      $ 17.9      $  7.3
                                               ======      ======      ======

Intersegment sales are immaterial. Sales of $101.9 million, $76.8 million and $100.4 million in 1994, 1993 and 1992, respectively, were made to United States Government agencies by the defense segment. Automatic revenue collection systems sales include $24.3 million, $42.3 million and $21.7 million in 1994, 1993 and 1992, respectively, to the New York City Transit Authority and $27.9 million in 1994 to the London Underground (LUL). No other single customer accounts for 10% or more of the Company's revenue.

Cubic Corporation - SEC Form 10-K                                       Page 36
- --------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION--Continued

Domestic revenue includes $30.1 million, $32.2 million, and $47.6 million in 1994, 1993 and 1992, respectively, for export. The Company's foreign assets represent less than 10% of total assets. Foreign revenue consists primarily of $27.9 million in sales made by the Company's subsidiary, WCL, in 1994 (foreign revenue was less than 10% of consolidated revenue in 1993 and 1992). Consolidated operating profit includes $4.5 million in operating profit from WCL in 1994.


NOTE N--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1994 and 1993:

                                                      Quarter Ended
                                      ---------------------------------------------
                                      December 31  March 31   June 30   September 30
                                      -----------  --------   -------   ------------
                                          (in thousands, except per share data)
              1994
              ----
 Net sales                                $48,407   $59,467   $74,503        $78,245
 Gross profit                              10,816    15,450    16,936         16,871
 Income from continuing operations            200       186       942          1,205
 Loss from discontinued operation            (153)        -         -              -
 Cumulative effect of accounting change     1,379         -         -              -
 Net income                                 1,426       186       942          1,205
 Per share data:
  Income from continuing operations           .03       .03       .16            .20
  Loss from discontinued operations          (.03)        -         -              -
  Cumulative effect of accounting change      .23         -         -              -
  Net income per share                        .23       .03       .16            .20

              1993
              ----
 Net sales                                $52,288   $50,931   $59,514        $58,704
 Gross profit                              12,132     6,934    12,411         11,469
 Income (loss) from continuing operations     807    (2,202)    1,538          2,067
 Income (loss) from discontinued operations   408    20,462       (78)          (721)
 Net income                                 1,215    18,260     1,460          1,346
 Per share data:
  Income (loss) from continuing operations    .13      (.36)      .25            .34
  Income (loss) from discontinued operations  .07      3.36      (.01)          (.12)
  Net income per share                        .20      3.00       .24            .22

The quarters ended March 31 and June 30, 1994, have been restated from those previously reported to reflect the acquisition of control of WCL as of January 1, 1994. This restatement resulted in changes to sales and gross profit but had no impact on any of the other amounts presented above.

Cubic Corporation - SEC Form 10-K
- --------------------------------------------------------------------------------

                               Cubic Corporation

                               September 30, 1994

SCHEDULE II --  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
- -----------     PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES





====================================================================
     Col. A           Col. B        Col. C      Col. D      Col. E
- --------------------------------------------------------------------
                    Balance at                            Balance at
 Name of Debtor    Beginning of    Additions  Deductions    End of
                     Period                                 Period
                                                           (Current)


====================================================================


 Walter J. Zable        -         $1,600,000      -       $1,600,000


Note: The loan was paid in full in October 1994 and accrued interest at a rate of 4% per annum.