Form 10-Q
period 1994-12-31
CUBIC CORP /DE/
filed 1995-02-14
CIK 26076

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

                               QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                    For the Quarter Ended December 31, 1994




                                    1-8931
                                    ------
                           Commission File Number


                               CUBIC CORPORATION
                Name of Registrant as Specified in its Charter




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

                                Yes X     No___
                                   ---

As of January 30, 1995, Registrant had only one class of common stock of which there were 5,987,474 shares outstanding (after deducting 1,938,140 shares held as treasury stock).

                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                         Three Months Ended
                                                            December 31
                                                          1994       1993
                                                        ---------  ---------
Revenues:
  Net sales                                             $69,607    $48,407
  Other income                                              897      2,167
                                                        -------    -------
                                                         70,504     50,574
Costs and expenses:
  Cost of sales                                          51,516     37,591
  Selling, general and
     administrative expenses                             12,675     11,233
  Research and development                                1,999        911
  Interest                                                  627        589
                                                        -------    -------
                                                         66,817     50,324
                                                        -------    -------
Income from continuing operations before income
   taxes, minority interest and cumulative effect of
      accounting change                                   3,687        250

Income taxes                                              1,400         50
Minority interest in income of subsidiary                  (429)         -
                                                         -------    -------

Income from continuing operations before
   cumulative effect of accounting change                 1,858        200

Loss on disposal of discontinued operations,
  net of applicable income taxes                              -       (153)
                                                        -------    -------

Income before cumulative effect of accounting change      1,858         47
   Cumulative effect of accounting change                     -      1,379
                                                        -------    -------

Net income                                              $ 1,858    $ 1,426
                                                        =======    =======

Average shares of common
  stock outstanding                                       5,987      6,081
                                                        =======    =======

Per share data:
  Income from continuing operations                        $.31    $   .03
  Loss from discontinued operations                           -       (.03)
  Cumulative effect of accounting change                      -        .23
                                                        -------    -------
  Net income                                               $.31    $   .23
                                                        =======    =======


See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                        December 31     September 30
                                                            1994               1994
                                                        (Unaudited)      (See note below)
                                                        ------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 13,096           $ 25,782
   Marketable securities, available-for-sale                 4,079              4,814
   Accounts receivable                                     133,673            127,865
   Inventories:
      Finished products                                      1,100              1,172
      Work in process                                       13,225              9,336
      Raw material and purchased parts                      11,657             10,672
                                                          --------           --------
                                                            25,982             21,180
   Recoverable income taxes and other current assets         7,981             10,511
                                                          --------           --------
           Total current assets                            184,811            190,152

Property, plant and equipment - net                         34,384             34,125
Toll equipment under operating leases - net                 15,894             15,990
Preferred stock of U. S. Elevator Corp.                     20,000             20,000
Cost in excess of net tangible assets of
  purchased businesses, less amortization                   17,834             18,150
Miscellaneous other assets                                  10,496             10,256
                                                          --------           --------
                                                          $283,419           $288,673
                                                          ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities         $ 71,519            $ 78,181
  Current portion of long-term debt                         5,000               5,000
                                                         --------            --------
          Total current liabilities                        76,519              83,181

Long-term debt                                             34,000              35,000
Deferred income taxes and other                             7,766               7,565
Minority interest                                           5,671               5,282

Shareholders' equity:
  Common stock                                                234                234
  Additional paid-in capital                               12,123             12,123
  Retained earnings                                       181,304            179,446
  Foreign currency translation adjustment                    (475)              (435)
  Treasury stock at cost                                  (33,723)           (33,723)
                                                         --------           --------
                                                          159,463            157,645
                                                         --------           --------
                                                         $283,419           $288,673
                                                         ========           ========

Note: The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                            (thousands of dollars)

                                                        Three Months Ended
                                                           December 31
                                                        1994         1993
                                                      ---------    ---------
Operating Activities:
  Net income                                          $  1,858     $  1,426
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                       2,506        2,015
     Minority interest                                     429            -
     Change in accounting principle                          -       (1,379)
     Undistributed earnings of affiliates, net
      of distributions                                       -         (349)
     Changes in operating assets and liabilities       (14,778)     (11,071)
                                                      --------     --------
    NET CASH USED IN OPERATING ACTIVITIES               (9,985)      (9,358)
                                                      --------     --------

Investing Activities:
   Decrease in marketable securities                       735        6,291
   Net additions to property, plant and equipment
    and toll equipment under operating leases           (2,331)      (1,541)
   Other items - net                                       (59)           -
                                                      --------     --------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                           (1,655)       4,750
                                                      --------     --------

Financing Activities:
   Principal payments on long-term debt                 (1,000)        (100)
   Long-term borrowing                                       -        4,600
   Purchases of treasury stock                               -         (170)
                                                      --------     --------
      NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                           (1,000)       4,330
                                                      --------     --------

Effect of exchange rates on cash                           (46)           -
                                                      --------     --------

      NET DECREASE IN CASH
         AND CASH EQUIVALENTS                          (12,686)        (278)

Cash and cash equivalents at the
  beginning of the period                               25,782       24,496
                                                      --------     --------

     CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD                          $ 13,096     $ 24,218
                                                      ========     ========


See accompanying notes.

                               CUBIC CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1994



A.   Basis for Presentation
     ----------------------

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended September 30, 1994.

          Certain prior period amounts have been reclassified to conform to current period classifications.



B.   Per Share Amounts
     -----------------

          Per share amounts are based upon the weighted average number of shares of common stock outstanding.



C.   Change in Accounting for Marketable Securities
     ----------------------------------------------

          In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 1, 1994, however, adoption of the new rules did not have a material effect on shareholders' equity at October 1, 1994 or December 31, 1994, as there was an immaterial difference between the cost and market value of securities held at those dates.

D.   Review by Independent Accountants
     ---------------------------------

          A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                               CUBIC CORPORATION
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS

                               December 31, 1994



Sales for the quarter ended December 31, 1994 increased by 44% over the same quarter of the previous year. Sales in the defense segment increased primarily as the result of the acquisition, in April 1994, of the Titan Applications
Group which contributed $14.0 million to sales for the quarter ended December 31, 1994. Without the newly acquired company, defense sales would have increased by 12% over the prior year. Sales were higher in the automatic revenue collection systems segment because of the consolidation of Westinghouse Cubic Limited (WCL), a fifty-percent owned subsidiary in the United Kingdom, as of January 1, 1994. An amendment, executed in January 1994, to the shareholder agreement for WCL granted voting control to Cubic in recognition of certain contract performance guarantees. Accordingly, sales for the quarter ended December 31, 1994 included the sales of WCL, amounting to $8.0 million, while the quarter ended December 31, 1993 included no sales from WCL.

Income from continuing operations for the quarter ended December 31, 1994 improved substantially from the low level achieved in the same quarter of the previous year. Improvement in operating profits was achieved in all segments of the Company. Despite an increase in research and development expenditures, operating profits in the defense segment increased because of the operating profits contributed by the newly acquired Titan Applications Group, as mentioned above. Operating profits in the automatic revenue collection systems segment had been reduced in the first quarter of fiscal 1994, as a result of certain legal and selling expenses incurred. These expenses were lower in the first quarter of fiscal 1995 than they had been in the same quarter last year. This factor, along with somewhat improved profits on certain contracts, contributed to higher operating profits in the automatic revenue collection systems segment.

Although selling, general and administrative expenses increased in amount, as a percent of sales they decreased from 23% in the first quarter of fiscal 1994 to 18% in 1995, due to the significant increase in sales.

During the quarter ended December 31, 1994, cash decreased by $12.7 million from the level at September 30, 1994. This decrease resulted from increases in long-term contract receivables and inventories and a decrease in accounts payable and other current liabilities, in addition to a reduction of $1 million in long-term debt. The Company expects that the increase in amounts receivable from customers will turn around and provide positive cash flows later this fiscal year.

The Company's financial condition remains strong with working capital of $108.3 million and a current ratio of 2.4 to 1 at December 31, 1994. The Company expects that cash on hand and available through the line of credit of its leasing subsidiary will be adequate to meet its short-term financing needs.

The backlog of orders was $404.2 million at December 31, 1994 compared to $406.5 million at September 30, 1994 and $265.6 million at December 31, 1993.

                          PART II - OTHER INFORMATION



                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K




          (a) The following exhibits are included herein:

              15--Independent Accountants' Review Report
              27--Financial Data Schedule


          (b) No reports on Form 8-K were filed during the quarter.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CUBIC CORPORATION


Date  February 10, 1995                   /s/ W. W. Boyle
    ----------------------               ----------------------------------
                                         W. W. Boyle
                                         Vice President Finance and CFO


Date  February 10, 1995                   /s/ T. A. Baz
    ---------------------                ---------------------------------------
                                         T. A. Baz
                                         Vice President and Controller