Form 10-Q
period 1995-03-31
CUBIC CORP /DE/
filed 1995-05-15
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      For the Quarter Ended March 31, 1995



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

As of April 26, 1995, Registrant had only one class of common stock of which there were 5,987,466 shares outstanding (after deducting 1,938,148 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                 (amounts in thousands, except per share data)

                                 Six Months Ended          Three Months Ended
                                    March 31                    March 31
                                1995        1994           1995               1994
                             ----------  ----------  --------------  ---------------
Revenues:
 Net sales                   $161,575    $107,874       $91,968          $59,467
 Other income                   2,392       4,288         1,495            2,121
                             --------    --------       -------         --------
                              163,967     112,162        93,463           61,588
Costs and expenses:
 Cost of sales                124,360      81,608        72,844           44,017
 Selling, general and
  administrative expenses      28,543      26,415        15,868           15,182
 Research and
  development                   4,520       1,515         2,521              604
 Interest                       1,405       1,221           778              632
                             --------    --------       -------         --------
                              158,828     110,759        92,011           60,435
                             --------    --------       -------         --------
Income from continuing
 operations before income
 taxes, minority interest
 and cumulative effect of
 accounting change              5,139       1,403         1,452            1,153

Income taxes                    1,800         508           400              458
Minority interest in
 income of subsidiary           1,107         509           678              509
                             --------    --------       -------         --------

Income from continuing
 operations before
 cumulative effect of
 accounting change             2,232         386           374              186

Loss on disposal of
 discontinued operations,
 net of applicable                 -        (153)            -                -
 income taxes               --------    --------       -------          -------

Income before cumulative
 effect of accounting
 change                        2,232         233           374              186

Cumulative effect of
 accounting change                 -       1,379             -                -
                            --------    --------       -------          -------

Net income                  $  2,232    $  1,612       $   374          $   186
                            ========    ========       =======          =======

Average shares of common
 stock outstanding             5,987       6,056         5,987            6,031
                            ========    ========       =======          =======

Per share data:
 Income from
  continuing operations     $    .37    $    .06       $   .06             $.03
 Loss from discontinued
  operations                      -         (.03)          -                -
Cumulative effect of
 accounting change                -          .23           -                -
                            --------    --------       -------          -------
 Net income                 $    .37    $    .26       $   .06             $.03
                            ========    ========       =======          =======
Dividends per share         $   .265    $   .265       $  .265          $  .265
                            ========    ========       =======          =======

See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                         March 31      September 30
                                                           1995            1994
                                                        (Unaudited)  (See note below)
                                                        -----------  ----------------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 14,796          $ 25,782
   Marketable securities, available-for-sale                 4,028             4,814
   Accounts receivable                                     144,805           127,865
   Inventories:
      Finished products                                      1,743             1,172
      Work in process                                       15,811             9,336
      Raw material and purchased parts                       9,510            10,672
                                                          --------          --------
                                                            27,064            21,180
   Recoverable income taxes and other current assets         9,792            10,511
                                                          --------          --------
           Total current assets                            200,485           190,152

Property, plant and equipment - net                         34,876            34,125
Toll equipment under operating leases - net                 14,111            15,990
Preferred stock of U. S. Elevator Corp.                     20,000            20,000
Cost in excess of net tangible assets of
   purchased businesses, less amortization                  17,517            18,150
Miscellaneous other assets                                  10,472            10,256
                                                          --------          --------
                                                          $297,461          $288,673
                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities         $ 78,647          $ 78,181
   Current portion of long-term debt                         5,000             5,000
                                                          --------          --------
          Total current liabilities                         83,647            83,181

Long-term debt                                              41,000            35,000
Deferred income taxes and other                              7,883             7,565
Minority interest                                            6,515             5,282

Shareholders' equity:
  Common stock                                                 234               234
  Additional paid-in capital                                12,123            12,123
  Retained earnings                                        180,091           179,446
  Foreign currency translation adjustment                     (309)             (435)
  Treasury stock at cost                                   (33,723)          (33,723)
                                                          --------          --------
                                                           158,416           157,645
                                                          --------          --------
                                                          $297,461          $288,673
                                                          ========          ========

Note: The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (thousands of dollars)

                                                           Six Months Ended
                                                                March 31
                                                             1995        1994
                                                           ---------   --------
Operating Activities:
 Net income                                                 $  2,232   $ 1,612
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                              5,392     4,548
    Minority interest                                          1,233       509
    Cumulative effect of accounting change                         -    (1,379)
    Undistributed earnings of affiliates                         (84)     (235)
    Changes in operating assets and liabilities              (21,514)   14,469
                                                            --------   -------
   NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                  (12,741)   19,524
                                                            --------   -------

Investing Activities:
 Acquisition of business, net of cash acquired                     -     3,123
 Sales of marketable securities                                  786     6,007
 Net additions to property, plant and equipment
  and toll equipment under operating leases                   (3,593)   (3,539)
 Other items - net                                                23    (1,600)
                                                            --------   -------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                     (2,784)    3,991
                                                            --------   -------

Financing Activities:
 Principal payments on long-term debt                              -      (100)
 Long-term borrowings                                          6,000     2,600
 Purchases of treasury stock                                       -    (1,619)
 Dividends paid                                               (1,587)   (1,593)
                                                            --------   -------
   NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                    4,413      (712)
                                                            --------   -------

Effect of exchange rates on cash                                 126      (121)
                                                            --------   -------

   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                    (10,986)   22,682

Cash and cash equivalents at the
 beginning of the period                                      25,782    24,496
                                                            --------   -------

   CASH AND CASH EQUIVALENTS AT
     THE END OF THE PERIOD                                  $ 14,796   $47,178
                                                            ========   =======

See accompanying notes.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995


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


C.   Change in Accounting for Marketable Securities
     ----------------------------------------------

          In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 1, 1994, however, adoption of the new rules did not have a material effect on shareholders' equity at October 1, 1994 or March 31, 1995, as there was an immaterial difference between the cost and market value of securities held at those dates.

                               CUBIC CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- continued



D.   Contingent Amounts
     ------------------

          Accounts Receivable and Work in Process inventories include unrecovered costs subject to future negotiation amounting to approximately $7.6 million and $1.2 million, respectively. These amounts result from customer-required work performed not specified in contract provisions and/or delays and interference in work performance caused by others. Management believes the Company will ultimately recover these contingent amounts through contract modifications.

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

                               CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                 March 31, 1995


Sales for the quarter ended March 31, 1995 increased by 55% over the same quarter of the previous year. A significant portion of the sales increase for the quarter came from Cubic Applications Inc., a business acquired in April 1994. Without the newly acquired company, defense segment sales would have increased by 14% over the prior year in both the three and six month periods ending March 31, 1995. Sales for the second quarter of the fiscal year were higher in the automatic revenue collection systems segment as the result of increased sales to major customers in New York City and London, England. Sales for the six months ended March 31, 1995 were also higher because of the consolidation of Westinghouse Cubic Limited (WCL) as of January 1, 1994, as discussed in previous reports.

Income from continuing operations for the six months ended March 31, 1995, increased substantially from the same period in the prior year, but for the second quarter was up only slightly. The increase in income from continuing operations was hampered by cost growth on a revenue collection contract with the Florida Department of Transportation, resulting in the recognition of a loss on the contract during the quarter ended March 31, 1995. Overall operating profit in the automatic revenue collection segment was higher for the six month period ended March 31, 1995, compared to the same period in the prior year, primarily due to the consolidation of WCL.

During the second quarter of the fiscal year, the defense segment continued its research and development expenditures for new combat training range and receiver technology, resulting in limited growth in operating profits during the period. However, operating profits for this segment increased over the prior year, for both the second quarter and six month period, as the result of operating profits contributed by Cubic Applications Inc.

Selling, general and administrative expenses decreased as a percent of sales from 24% in the six months ended March 31, 1994, to 18% in the same period of fiscal 1995, as a result of the substantial increase in sales volume, without the need for corresponding increases in selling, general and administrative expenses.

                               CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS -- continued



Financial Position and Liquidity
- --------------------------------

During the six month period ended March 31, 1995, cash decreased by $11.0 million. This decrease resulted from increases in long-term contract receivables and inventories. These uses of cash were partially offset by long-term borrowings of $6 million during the period. The Company anticipates that the increasing amounts receivable from customers will turn around and provide positive cash flows in the remaining quarters of this fiscal year.

The Company's financial condition remains strong with working capital of $116.8 million and a current ratio of 2.4 to 1 at March 31, 1995. The Company expects that cash on hand and available through the line of credit of its leasing subsidiary will be adequate to meet its short-term financing needs, although alternative financing vehicles are being considered and should be in place before the end of the fiscal year.

The backlog of orders was $385.2 million at March 31, 1995 compared to $406.5 million at September 30, 1994 and $334.9 million at March 31, 1994.

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

                                         CUBIC CORPORATION


Date  May 10, 1995                         /s/ W. W. Boyle
    -----------------                     --------------------
                                          W. W. Boyle
                                          Vice President Finance and CFO


Date  May 10, 1995                         /s/ T. A. Baz
    ----------------                      ----------------------------
                                          T. A. Baz
                                          Vice President and Controller