Form 10-Q
period 1995-06-30
CUBIC CORP /DE/
filed 1995-08-14
CIK 26076

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                               QUARTERLY REPORT

    Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1995


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

As of July 24, 1995, Registrant had only one class of common stock of which there were 5,987,466 shares outstanding (after deducting 1,938,148 shares held as treasury stock).

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                 (amounts in thousands, except per share data)

                                                        Nine Months Ended               Three Months Ended
                                                             June 30                           June 30
                                                        1995         1994                1995          1994
                                                      --------     --------             -------       -------
Revenues:
  Net sales                                           $255,970     $182,360             $94,395       $74,486
  Other income                                           3,647        6,228               1,255         1,940
                                                      --------     --------             -------       -------
                                                       259,617      188,588              95,650        76,426
Costs and expenses:
  Cost of sales                                        197,981      138,317              73,621        57,786
  Selling, general and administrative expenses          44,202       40,960              15,659        14,545
  Research and development                               7,223        4,546               2,703         1,954
  Interest                                               2,243        1,832                 838           611
                                                      --------     --------             -------       -------
                                                       251,649      185,655              92,821        74,896
                                                      --------     --------             -------       -------
Income from continuing operations before income
 taxes, minority interest and cumulative effect of
 accounting change                                       7,968        2,933               2,829         1,530

Income taxes                                             2,750          652                 950           144
Minority interest in income of subsidiary                1,798          953                 691           444
                                                      --------     --------             -------       -------
Income from continuing operations before
 cumulative effect of accounting change                  3,420        1,328               1,188           942

Loss on disposal of discontinued operations,
 net of applicable income taxes                              -         (153)                  -             -
                                                      --------     --------             -------       -------
Income before cumulative effect of
 accounting change                                       3,420        1,175               1,188           942

Cumulative effect of accounting change                       -        1,379                   -             -
                                                      --------     --------             -------       -------
Net income                                            $  3,420     $  2,554             $ 1,188       $   942
                                                      ========     ========             =======       =======
Average shares of common
 stock outstanding                                       5,987        6,035               5,987         5,994
                                                      ========     ========             =======       =======
Per share data:
 Income from continuing operations                    $    .57     $   .22              $   .20       $   .16
 Loss from discontinued operations                           -        (.03)                   -             -
Cumulative effect of accounting change                       -         .23                    -             -
                                                      --------     --------             -------       -------
 Net income                                           $    .57     $   .42              $   .20       $   .16
                                                      ========     ========             =======       =======
Dividends per share                                   $   .265     $   .265             $     -       $     -
                                                      ========     ========             =======       =======

See accompanying notes.

                               CUBIC CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (thousands of dollars)

                                                            June 30       September 30
                                                             1995             1994
                                                          (Unaudited)   (See note below)
                                                          -----------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                $ 32,437           $ 25,782
   Marketable securities, available-for-sale                   4,019              4,814
   Accounts receivable                                       135,620            127,865
   Inventories:
      Finished products                                        2,748              1,172
      Work in process                                         13,001              9,336
      Raw material and purchased parts                         8,967             10,672
                                                            --------           --------
                                                              24,716             21,180
Recoverable income taxes and other current assets             12,812             10,511
                                                            --------           --------
           Total current assets                              209,604            190,152

Property, plant and equipment - net                           35,986             34,125
Toll equipment under operating leases - net                   13,193             15,990
Preferred stock of U. S. Elevator Corp.                       20,000             20,000
Cost in excess of net tangible assets of
   purchased businesses, less amortization                    17,201             18,150
Miscellaneous other assets                                    10,514             10,256
                                                            --------           --------
                                                            $306,498           $288,673
                                                            ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                    $  5,000           $      -
   Accounts payable and other current liabilities             88,222             78,181
   Current portion of long-term debt                           5,000              5,000
                                                            --------           --------
          Total current liabilities                           98,222             83,181

Long-term debt                                                35,000             35,000
Deferred income taxes and other                                7,907              7,565
Minority interest                                              5,885              5,282

Shareholders' equity:
  Common stock                                                   234                234
  Additional paid-in capital                                  12,123             12,123
  Retained earnings                                          181,279            179,446
  Foreign currency translation adjustment                       (429)              (435)
  Treasury stock at cost                                     (33,723)           (33,723)
                                                            --------           --------
                                                             159,484            157,645
                                                            --------           --------
                                                            $306,498           $288,673
                                                            ========           ========

Note: The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                             (thousands of dollars)

                                                                Nine Months Ended
                                                                      June 30
                                                                 1995        1994
                                                               --------    --------
Operating Activities:
 Net income                                                    $  3,420    $  2,554
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 8,271       7,227
    Minority interest                                             1,798         953
    Cumulative effect of accounting change                            -      (1,379)
    Changes in operating assets and liabilities                 (19,763)     (2,147)
                                                               --------    --------
   NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                        (6,274)      7,208
                                                               --------    --------
Investing Activities:
 Acquisition of businesses, net of cash acquired                 14,712     (18,922)
 Sales of marketable securities                                     795       9,275
 Net additions to property, plant and equipment
  and toll equipment under operating leases                      (5,711)     (5,480)
 Other items - net                                                  178      (1,617)
                                                               --------    --------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                         9,974     (16,744)
                                                               --------    --------
Financing Activities:
 Short-term borrowings                                            5,000           -
 Principal payments on long-term debt                            (5,000)       (100)
 Long-term borrowings                                             5,000       1,600
 Purchases of treasury stock                                          -      (2,051)
 Dividends paid to minority interest                             (1,229)       (961)
 Dividends paid to shareholders                                  (1,587)     (1,593)
                                                               --------    --------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                         2,184      (3,105)
                                                               --------    --------
Effect of exchange rates on cash                                    771         155
                                                               --------    --------
   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                         6,655     (12,486)

Cash and cash equivalents at the
 beginning of the period                                         25,782      24,496
                                                               --------    --------
   CASH AND CASH EQUIVALENTS AT
     THE END OF THE PERIOD                                     $ 32,437    $ 12,010
                                                               ========    ========

See accompanying notes.

                               CUBIC CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1995


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


C.   Contingent Amounts
     ------------------

          As of June 30, 1995, Accounts Receivable included unrecovered costs subject to future negotiation amounting to approximately $8.5 million. This amount resulted from customer-required work performed not specified in contract provisions and/or delays and interference in work performance caused by others. Management believes the Company will ultimately recover this contingent amount through contract modifications.

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

                               CUBIC CORPORATION
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                 June 30, 1995


Sales for the quarter ended June 30, 1995 increased by 27% over the same quarter of the previous year, resulting from growth in both the defense and automatic revenue collection systems segments. Sales for the nine month period ended June 30, 1995 were up by 40% over the prior year. Sales were higher in the automatic revenue collection systems segment as the result of continued higher sales to major customers in New York City and London, England. The defense segment experienced an increase in sales of its air and ground training ranges in the current year, as well as an increase resulting from the acquisition of Cubic Applications, Inc. in April of 1994. Sales for the nine months ended June 30, 1995 were also higher than in 1994 because of the consolidation of Westinghouse Cubic Limited (WCL) as of January 1, 1994, as discussed in previous reports.

Income from continuing operations for both the three and nine month periods ended June 30, 1995, increased over the corresponding periods in the prior year resulting from higher operating profits in all segments of the company. The largest increases were from the defense segment, despite continued expenditures on research and development for new combat training range and receiver technology, which limited the growth in operating profits. Cost growth on contracts in the toll road business limited the increase in operating profits from the automatic revenue collection systems segment for both the three and nine month periods ended June 30, 1995.

Selling, general and administrative expenses decreased as a percent of sales from 23% in the first nine months of fiscal 1994, to 17% in the same period of the current year, as a result of the substantial increase in sales volume, without the need for corresponding increases in selling, general and administrative expenses.

During the quarter ended June 30, 1995, the Company acquired all of the outstanding stock of an automatic revenue collection company in the country of Denmark for a purchase price of less than one dollar. At the date of acquisition, the acquired company had contractual obligations and other liabilities amounting to approximately $20.3 million, cash in the amount of $14.7 million and assets other than cash of $5.6 million.

                               CUBIC CORPORATION
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- continued



Financial Position and Liquidity
--------------------------------

During the quarter ended June 30, 1995, operating activities provided cash of $6.4 million, decreasing the cash used in operating activities for the first nine months of the fiscal year to $6.3 million. This increase in cash during the quarter resulted primarily from a reduction in accounts receivable. Cash also increased as a result of the $14.7 million of cash acquired in the purchase of the business described previously. During the quarter, the Company borrowed $5 million from a bank on a short-term basis at an interest rate of 6.7%.

The cash balance of $32.4 million at June 30, 1995, included cash of $23.3 million in the Company's foreign subsidiaries.

The Company had total working capital of $111.4 million and a current ratio of
2.1 to 1 at June 30, 1995. The Company expects that cash on hand and available through short-term borrowings and the line of credit of its leasing subsidiary will be adequate to meet its short-term financing needs.

The backlog of orders was $431.9 million at June 30, 1995 compared to $406.5 million at September 30, 1994 and $421.2 million at June 30, 1994.

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

                                         CUBIC CORPORATION


Date  August 10, 1995                    /s/ W. W. Boyle
      --------------------               ----------------------------------
                                         W. W. Boyle
                                         Vice President Finance and CFO


Date  August 10, 1995                    /s/ T. A. Baz
      -------------------                ---------------------------------------
                                         T. A. Baz
                                         Vice President and Controller