Form 10-K
period 1995-09-30
CUBIC CORP /DE/
filed 1995-12-22
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 1995

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

                                Yes X     No
                                   ---      ---

The aggregate market value of voting stock held by non-affiliates of the registrant is: $85,271,622 as of December 6, 1995.


Number of shares of common stock outstanding as of December 6, 1995:   5,987,466
(after deducting 1,938,148 shares held as treasury stock).


Parts I and III incorporate information by reference from the Registrant's definitive proxy statement which will be filed no later than 120 days after the close of the Registrant's year-end, and no later than 30 days prior to the Annual Shareholders' Meeting.

                                     PART I
                                     ------


ITEM 1.      BUSINESS.
             ---------

        (A)  GENERAL DEVELOPMENT OF BUSINESS.
             -------------------------------

The Registrant, CUBIC CORPORATION (the Company), was incorporated in the State of California in 1949 and began operations in 1951. In 1984, the Company moved its Corporate domicile to the State of Delaware.

The Company, its subsidiaries and divisions design, develop and manufacture products which are mainly electronic in nature, such as:

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

The Company also performs a variety of services, such as computer simulation training, distributed interactive simulation and development of training doctrine, as well as field operations and maintenance services related to products previously produced and products produced by others. The Company also manufactures replacement parts for its own such products. In addition, it operates a corrugated paper converting facility through its subsidiary, Consolidated Converting Company.

Sales volume increased by 42% in fiscal 1995, compared to fiscal 1994, to a record high for the Company. This substantial growth is the result of acquisitions made in 1994 and 1995, increased sales volume from automatic revenue collection systems customers such as the New York City Transit Authority and the London Underground, and a turnaround in the defense segment from the downward trend of recent years.

Research and development expenditures over the past few years by the defense segment have resulted in the winning of several major new defense contracts and cause the outlook for the Company's future in defense contracting to be bright. The most notable contract awarded during the year is a contract with the U.S. Army called MILES 2000, which could surpass $500 million in revenue over the next five to six years, if all contract options are exercised.

The Company continues work on automatic revenue collection systems for the customers mentioned above, in addition to many other large local government agencies and municipalities world-wide. The revenue collection market continues to provide many significant opportunities for the Company to continue the growth of this business in the future.

During fiscal year 1995, approximately 40% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 60% of the business is classified as industrial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

        (B)  FINANCIAL INFORMATION RELATING TO INDUSTRY
             SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.
             --------------------------------------------

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1995, and follows at Item 14(a)(1) of this filing, on pages 36 and 37.


        (C)  NARRATIVE DESCRIPTION OF BUSINESS.
             ---------------------------------

DEFENSE
-------

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

Cubic Defense Systems, Inc. is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate live fire, plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the U. S. Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. A new generation of air ranges based on the GPS (Global Positioning System) is now being developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for the U. S. Army.

Cubic Defense Systems, Inc. also produces the SRS (Sonobuoy Reference System) for anti-submarine aircraft for the United States and foreign Navies and the air/ground data link for the Joint STARS reconnaissance system being built for the Air Force by Grumman. Avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, are built for the U. S. military, aircraft prime contractors and foreign governments.

In 1995, the company was selected by the U.S. Army for the Multiple Integrated Laser Engagement System (MILES) 2000 program. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems, to register hits or kills without endangering the target. These products will be used by U.S. Army and Marine Corp. personnel as well as allied forces in realistic force-on-force combat training exercises.

Cubic Applications, Inc. was formed in April 1994 from the acquisition of certain net assets of the Titan Applications and Titan Services International divisions of the Titan Corporation. This subsidiary is a tactical knowledge based service company that teaches commanders to make correct decisions in battle situations by using computer simulation for training.

Cubic Communications, Inc. designs and produces HF and VHF/UHF surveillance receivers and direction finders primarily for the U. S. and foreign military markets.

RAW MATERIALS:
-------------

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products. A significant portion of the segment's end product is composed of purchased electronic components and subcontracted parts and supplies. These items are primarily procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.


BACKLOG:
-------

The defense segment's sales backlog at September 30, 1995 was $124,600,000 compared to $102,400,000 at September 30, 1994. Approximately $21,000,000 is not expected to be completed by September 30, 1996.


COMPETITION:
-----------

The defense segment competes with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of competition which present or future activities will encounter, particularly since many of the segment's activities are subject to rapidly changing competitive conditions, customer requirements and technological developments. However, it is expected that United States government spending for defense programs will continue at a lower level than in the past, resulting in continued heavy competition for this segment.



AUTOMATIC REVENUE COLLECTION SYSTEMS
------------------------------------

The automatic revenue collection systems segment includes six subsidiaries which work together to design, produce and service three revenue collection product lines: rail systems, toll products and bus systems. These include five wholly-owned subsidiaries, Cubic Automatic Revenue Collection Group, Cubic Toll Systems, Inc., Southern Cubic Pty. Ltd., New York Revenue Automation, Inc. and Scanpoint Technology A/S, as well as the Company's 50% owned subsidiary in England, Westinghouse Cubic Limited. This group of companies is the acknowledged leader in a market that serves rapid transit systems, bus, parking and tollway needs the world over.

The rail system product line, headquartered in San Diego, designs computerized systems for rapid transit rail systems. The manufacture of these systems is accomplished at the Tullahoma, Tennessee facility. The Company and its subsidiaries, Cubic Automatic Revenue Collection Group and Westinghouse Cubic Ltd., have been awarded large contracts by the cities of New York, Chicago, London, and Sydney, Australia, as well as a major system enhancement for the Washington, D.C. Metro. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. Additional orders from customers in Singapore and Hong Kong are received annually.

Cubic Automatic Revenue Collection Group is also a major supplier of bus fareboxes. Public bus systems across the United States are being equipped with computerized fareboxes, which accept all denominations of coins, $1 bills and magnetically encoded passes. Contracts with New York and Chicago are currently in production.

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

There is a worldwide need for improved revenue management in all forms of public transit. The Company's automatic revenue collection systems segment will continue to provide the technology and leadership to give the world fare collection market quality products and quality service.


RAW MATERIALS:
-------------

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.


BACKLOG:
-------

The automatic revenue collection systems segment sales backlog at September 30, 1995 was $252,000,000, compared to $296,600,000 at September 30, 1994.
Approximately $73,000,000 is not expected to be completed by September 30, 1996.


COMPETITION:
-----------

The Company's automatic revenue collection systems segment is a leading manufacturer of automatic fare collection systems for rail, bus and toll applications. Although competition is intense, the Company believes that its state-of-the-art systems and equipment, together with continuing research and development, will enable it to maintain its leading position in these areas of the industry for the immediate foreseeable future. Incident to the sale of its automatic revenue collection systems products, the Company's subsidiaries are subject to possible liability by reason of warranties against defects in design, material and workmanship.



INDUSTRIAL OPERATIONS
---------------------

The primary business included in the industrial operations segment is Consolidated Converting Co., which converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into seat covers.

The segment also includes call boxes produced by the Company's subsidiary, Cubic Communications, Inc., for use on freeways, golf courses and in parking lots.

RAW MATERIALS:
-------------

Raw materials used in the industrial operations segment include sheet aluminum and steel, paper and composite products. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment. Paper shortages could delay completion of the segment's contracts in the future.


BACKLOG:
-------

The industrial operations segment sales backlog at September 30, 1995 was $6,300,000, compared to $7,500,000 at September 30, 1994. Approximately $3,000,000 is not expected to be completed by September 30, 1996.


COMPETITION:
-----------

In the industrial operations segment, the subsidiaries of the Company compete with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since many of the activities of the Company's subsidiaries are subject to rapidly changing competitive conditions.


GENERAL
-------

The Company pursues a policy of seeking patent protection for its products, where deemed advisable, but it does not regard itself as materially dependent on its patents for the maintenance of its competitive position.

The Company does not engage in any business that is seasonal in nature.

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $46,000,000, $35,000,000 and $46,000,000 in 1995, 1994 and 1993, respectively. Dollar amounts of research and development activities sponsored by the Company and its subsidiaries were $10,753,000, $7,440,000 and $3,597,000 in 1995, 1994 and
1993, respectively.

The Company and its subsidiaries must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company or any of its subsidiaries.

There were approximately 3,300 persons employed by the Company and its subsidiaries at September 30, 1995.

Typically, the Company's contracts, through its defense systems segment and for its revenue collection systems installations, provide for progress or advance payments which provide assistance in financing the Company's working capital requirements on those contracts.

        (D)  FINANCIAL INFORMATION ABOUT FOREIGN
             AND DOMESTIC OPERATIONS AND EXPORT SALES
             ----------------------------------------

Information regarding foreign and domestic operations and export sales is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1995, and follows at Item 14(a)(1) of this filing, on pages 36 and 37.

ITEM 2.   PROPERTIES.
          ----------

The Company's corporate headquarters and part of its subsidiary, Cubic Defense Systems, Inc., are located in a 100,000 square-foot facility, situated on a Company-owned, 8-1/2 acre parcel in the City of San Diego, California.

The Company owns an approximately 100,000 square-foot, two-story facility adjacent to the corporate headquarters and located on the westerly portion of the parcel referred to above. The facility is used primarily by the Company's subsidiary, Cubic Defense Systems, Inc., for engineering and office space.

Adjacent to the corporate headquarters is a Company owned, 127,000 square-foot office and manufacturing facility on a fourteen acre parcel which is used almost entirely by the Company's subsidiary, Cubic Defense Systems, Inc.

A four-acre parcel, located adjacent and south of the above facility, is owned by the Company and contains a plant facility consisting of approximately 60,000 square feet used by Cubic Communications, Inc.

The Company leases approximately 57,000 square feet of manufacturing and office space near the Corporate headquarters in San Diego. This facility is used by the Company's subsidiary, Cubic Defense Systems, Inc.

The Company also owns the property in which its Cubic Automatic Revenue Collection Group headquarters is located, consisting of approximately twenty acres and 78,000 square feet of plant and office facilities, of which approximately 20,000 square feet are leased to the former owner.

The Company's 50% owned subsidiary, Westinghouse Cubic Ltd., owns a 60,000 square foot plant and office facility located on a two acre parcel in Merstham Surrey, approximately 30 miles north of London, England.

The Company leases approximately 90,000 square feet of manufacturing and office space in Teterboro, New Jersey. These facilities are shared by the Precision Electro-Optical Division and Cubic Automatic Revenue Collection Group.

A 100,000 square-foot facility, located on sixteen acres in Tullahoma, Tennessee, is owned by the Company and used by Cubic Automatic Revenue Collection Group.

The Company and its subsidiaries own and lease additional plant and office facilities, individually under 50,000 square feet in size, at various locations around the United States for terms having varied expiration dates, mostly of short-term duration.

Total square footage either owned or under lease comprises approximately 1.1 million square feet. Approximately forty percent of the total square footage of the facilities of the Company is utilized for manufacturing and the remainder is utilized for administrative and engineering purposes. All owned and leased properties used by the Company are generally well maintained in good operating condition.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

In October 1991, the California Environmental Protection Agency notified the Company and two of its subsidiaries that they had been identified as three of approximately ninety potentially responsible parties with respect to alleged hazardous substances released into the environment at a used oil and solvent recycling facility in San Diego County. The Company and its subsidiaries are not in the business of transporting or disposing of waste materials. The Company and the involved subsidiaries sold for recycling certain waste materials generated by them to the owners of the recycling facility. After receipt of the materials by the owners of the recycling facility, the Company and the involved subsidiaries were not further involved in the transportation, treatment, or disposal of the materials. It is the Company's understanding that alleged hazardous materials from at least ninety other parties were allegedly released at the facility. Under Federal and California law, the Company and the involved subsidiaries are "potentially responsible parties" and, therefore, potentially liable for response costs even though they were not involved in the transport or disposal of the materials. Removal and remediation activities have not yet been completed but the eventual costs of such activities are expected to be substantial.

The Company and its involved subsidiaries have joined a group of other potentially responsible parties (PRP Group) to share costs and resources and to undertake a unified course of action in response to their potential liability as potentially responsible parties and have, without admission of liability, entered into a Consent Order with the State to remove the most contaminated ground water and to develop a remedial action plan. The PRP Group has approved a budget of approximately $14 million for completion of the work required under the Consent Order (which budget includes $4 million which the PRP Group has agreed to pay to the State of California for response costs incurred with respect to the site). Approximately $12 million of the $14 million budgeted had been spent to date. The share of these costs currently attributable to the Company and its involved subsidiaries is approximately 2 percent. A second Consent Order is contemplated to conduct the site remediation in accordance with the plan.

Several of the Company's insurance carriers have entered into settlements whereby they have agreed to pay approximately three-quarters of the costs of the Company and its involved subsidiaries, estimated to be necessary for the completion of the work specified in the first Consent Order. The Company believes that its insurance policies provide coverage for any additional costs it may incur under the contemplated second Consent Order, and will pursue its claims for that coverage in a timely manner. It is management's opinion that any possible liability resulting from this situation will not have a material effect on the Company's financial statements.


In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Company believes that Iran defaulted on the agreement and has brought a counterclaim for compensatory damages of $10.4 million, plus interest. The Company is vigorously contesting Iran's claim and believes its defenses and counterclaim are strong and that the ultimate outcome of the matter will not have a material effect on the Company's financial statements.

          ---------------------------

In 1993, the Company and its subsidiary, Cubic Defense Systems, Inc., filed a lawsuit against British Aerospace PLC in the United States District Court for the District of Columbia seeking $9.9 million in compensatory damages, plus interest, and unspecified punitive damages for breach of contract and fiduciary duty. The suit claims fraudulent misrepresentation in connection with the construction of an Air Combat Maneuvering Range in the North Sea. In 1994, British Aerospace PLC filed a counterclaim for $95 million in damages for misrepresentation and breach of fiduciary duty, which was subsequently reduced to $69.4 million. Discovery on the allegations of both the original lawsuit and the counterclaim is virtually complete and trial is currently set for June 3, 1996. The Company believes the counterclaim is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its lawsuit.

In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, fraud and deceit, among other related charges. The lawsuit claims damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgement interest and costs of suit. The claims allegedly arise out of a strategic supplier agreement in which UDT Sensors, Inc. alleges it was to receive a subcontract to provide certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach a subcontract with UDT Sensors, Inc. and the lawsuit was filed. Written and deposition discovery has been initiated but no trial date has yet been set. The Company believes the lawsuit is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its defense.

Neither the Company nor any of its subsidiaries are presently a party to any material pending proceedings other than ordinary litigation incidental to the business, the outcome of which will not, in management's opinion, have a materially adverse effect on the financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS.
          -------------------

Information regarding submission of matters to a vote of security holders is incorporated herein by reference from the Company's definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS.
          -----------------------------------

The principal market on which the Company's common stock is being traded is the American Stock Exchange, Inc. The high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange, Inc. for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

                        Sales Price of Common Shares     Dividends per Share
                     ---------------------------------   -------------------
                          1995              1994           1995      1994
                     ---------------   ---------------   --------  --------

Quarter ended:       High     Low      High     Low

December 31          19-7/8   17-3/8   21-7/8   19-1/8      -          -
March 31             20-7/8   17-1/8   23-3/4   20-3/8   $.265      $.265
June 30              24-1/4   19-3/8   21-7/8   18-1/4      -          -
September 30         25-1/4   22-1/2   20-1/2   17-3/4    .265       .265

On December 6, 1995, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $24.125.

The terms of the Company's credit facilities include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1995, the most restrictive covenant leaves consolidated retained earnings of $11.8 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

There were approximately 1,950 shareholders of record of the Company's common stock as of December 6, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)

           Year ended September 30                 1995       1994        1993        1992       1991
----------------------------------------------   --------   ---------   ---------   --------   --------
Net sales                                        $370,065   $260,622    $221,437    $237,505   $198,857
Cost of sales                                     290,441    200,549     178,491     178,921    144,124
Selling, general and administrative
 expenses                                          58,939     52,071      42,347      51,384     37,084
Interest expense                                    2,995      2,535       2,294       4,223      5,146
Income taxes (benefit)                              3,437        825        (450)      1,100      7,200
Income from continuing operations                   5,392      2,533       2,210       4,080     12,668
Income (loss) from discontinued operations             -        (153)     20,071       2,931      1,366
Cumulative effect of accounting change                 -       1,379          -           -          -
Net income                                          5,392      3,759      22,281       7,011     14,034

Average number of shares of common
 stock outstanding                                  5,987      6,023       6,095       6,295      6,524

Per Share Data:
 Income from continuing operations               $    .90   $    .42    $    .36    $    .65   $   1.94
 Income (loss) from discontinued operations            -        (.03)       3.30         .46        .21
 Cumulative effect of accounting change                -         .23          -           -          -
 Net income                                           .90        .62        3.66        1.11       2.15
 Cash dividends                                       .53        .53        1.53         .53        .53

Year-End Data:
 Shareholders' equity                            $159,865   $157,645    $159,552    $147,639   $150,768
 Equity per share                                   26.70      26.33       26.22       24.02      23.17
 Total assets                                     299,694    288,673     264,568     244,084    269,184
 Long-term debt                                    39,000     35,000      35,500      13,600     41,829
 Shares of common stock outstanding                 5,987      5,987       6,086       6,146      6,506

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------

FISCAL 1995 COMPARED TO FISCAL 1994
-----------------------------------

Fiscal 1995 was a year of significant growth in revenue for the Company. Sales increased by 42% from the fiscal 1994 level. The businesses acquired in 1994 and 1995 contributed to this growth, along with increased sales volume from automatic revenue collection systems customers in New York City and London, and a turnaround in the defense segment from the downward trend of recent years.

Along with the increase in sales came increased operating profits, which grew from $11 million in fiscal 1994 to $15.1 million in fiscal 1995. This increase of $4.1 million came despite a change in the company's method of allocating corporate expenses, which decreased 1995 operating profits of the automatic revenue collection systems segment by $3.0 million from what they would have been under the previous allocation method. Thus, on a comparable basis, overall operating profits increased by $7.1 million from $11 million to $18.1 million, a 65% improvement.

The 48% increase in the defense segment's sales from fiscal 1994 to fiscal 1995 was primarily attributable to Cubic Applications, Inc., the business acquired in April 1994. Sales for 1994 include the sales of this subsidiary only from the date of acquisition, however, sales of the subsidiary also increased on an annualized basis by 42% from 1994 to 1995. Cubic Defense Systems, Inc. also experienced a 15% increase in sales, ending a decline that began ten years ago.

The Company continued its increased level of spending for research and development activities in the defense segment. The Company invested $9.7 million into the development of new technology for combat training ranges, surveillance receivers and related systems during fiscal 1995, compared to $6.5 million in fiscal 1994 and $3.0 million in fiscal 1993. These investments have begun to pay off for the Company, as three major contracts which apply this new technology were awarded in 1995. The upswing in revenues from the defense segment over the past two years is expected to continue as a result of these contract awards and the anticipated exercise of contract options by the customers, as well as the award of related new contracts in the future.

Operating profits in the defense segment improved moderately from 1994 to 1995 as a result of higher profits contributed by Cubic Applications, Inc. and Cubic Communications, Inc., the subsidiary which provides high technology surveillance receivers to the U.S. and foreign governments. These improved profits were partially offset by a loss incurred by Cubic Environmental Technologies, Inc., a venture which the Company discontinued during the year. Profits at Cubic Defense Systems, Inc. remained at a low level due to the expenditures to develop new products and rebuild the subsidiary's capabilities, as mentioned above. As expenditures for research and development return to a more normal level in fiscal 1996 and as sales volume increases, it is expected that operating profits from the defense segment will continue to improve.

Work on the New York City Transit Authority (NYCTA) contract progressed well during the year and contributed significantly to the increase in sales volume and operating profits of the automatic revenue collection systems segment.
Sales in 1995 to another major customer, the London Underground, also increased notably over the 1994 level and added to the operating profits of this segment. The London Underground is a customer of the Company's 50% owned but consolidated subsidiary, Westinghouse Cubic Ltd. Work is progressing on a large new system for the Chicago Transit Authority, in addition to other important customers in large cities around the world.

As mentioned previously, the Company changed its method of allocating certain corporate expenses to its subsidiaries in fiscal 1995. This change primarily effected the automatic revenue collection systems segment, which would have had operating profit of $12.8 million, without the change. On a comparable basis, operating profit improved by 66% from 1994 to 1995, representing a significant performance improvement in this segment.

The improvement in operating profit of the automatic revenue collection systems segment was accomplished despite poor performance from the Company's toll product line which incurred operating losses of $6 million in fiscal 1995. Management believes no further losses will be incurred by this product line.

Cost of sales increased as a percent of sales from 77% to 78%, reflecting the losses from the toll road business mentioned above. Selling, general and administrative expenses increased by $7 million as a result of the acquisitions made in 1994 and in support of the increase in sales volume of both major segments of the Company. However, these expenses decreased from 20% of sales in 1994 to 16% in 1995.

FISCAL 1994 COMPARED TO FISCAL 1993
-----------------------------------

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

Primarily as a result of the above mentioned events, sales increased by 18% to $261 million while operating profits increased 33% to $11 million from the 1993 level.

Along with the addition of the Titan Applications Group to our defense segment's training capabilities, the Company made significant investments in research and development, engineering computing tools and manufacturing equipment for this segment in 1994. Development of new technology for combat training ranges, communications technology and related systems amounted to over $6.5 million, while investments in engineering work stations, other computer-aided engineering tools, and computer-aided manufacturing equipment amounted to $2.8 million. This $9.3 million investment compared to approximately $5.1 million spent for such items in the prior year. Although the acquired company added to the operating profits of this segment, the overall decrease of $2.6 million in operating profits was attributable to the investment in research and development. We believe that the U. S. Government will provide the funding necessary for the Department of Defense to sustain quality training support for our Armed Services. We also believe that Cubic's defense segment, currently a significant DOD contractor in training activities, will be a stronger, more effective competitor and will earn a profitable return on this investment.

In the fourth quarter of fiscal 1994, NYCTA exercised Option Two under a contract with Cubic Automatic Revenue Collection Group to provide additional automated turnstiles and other revenue collection equipment for the balance of the system. In addition, claims for additional costs incurred on Option One were settled. All together, including inter-modal bus fareboxes and other enhancements, the value under contract with NYCTA exceeds $200 million.

As mentioned above, operating profits in this segment include WCL on a consolidated basis from January 1994 and, after elimination of the minority interest in the operating profits of WCL, reflect a 75% improvement over 1993.

A decrease in cost of sales as a percent of sales from 81% to 77% resulted from lower costs of contract performance in both major segments. At 20% of sales, selling, general and administrative expenses reflect a modest increase over last year's 19% resulting from increased bid and proposal costs and other marketing efforts in the defense segment.

As explained in Note A, the Company adopted, as of October 1, 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other changes, this statement changed the recognition and measurement criteria for certain deferred tax assets, which previously were excluded by Statement No.
96. As a result, net income for 1994 was increased by $1.4 million, or $.23 per share.


FINANCIAL POSITION AND LIQUIDITY

During 1995, the Company entered into a two-year, $35 million unsecured revolving credit agreement with a group of banks (see Note E to the consolidated financial statements). This credit facility provides the Company liquidity to assure adequate working capital is available. In addition to this credit facility, the Company continues to have available the $30 million revolving credit agreement of its subsidiary, Cubic Toll Systems, Inc., $18 million of which was unutilized at September 30, 1995.

Operating activities of the Company used cash of $15.3 million during 1995 due primarily to liquidation of advances and growth in amounts receivable from NYCTA. The Company is working to resolve this situation and expects that cash flow from operations will be positive for fiscal 1996. In May 1995, the Company acquired all of the outstanding stock of Scanpoint Technology A/S, a Danish company, for the nominal purchase price of one dollar (see Note B to the consolidated financial statements). The acquired subsidiary had cash of $14.7 million at the date of acquisition, which will be used to fund the cost of contract performance obligations in excess of realizable contract revenue. Cash was used for normal additions to property, plant and equipment, the building of toll equipment to be leased, a scheduled debt payment and the payment of dividends. Cash of $9 million was provided by borrowings under the revolving credit agreements mentioned above.

At September 30, 1995 the Company had working capital of $119 million, including cash and marketable securities of $24 million. Management believes that this strong financial position and liquidity and the revolving credit agreements provide adequate resources to meet anticipated financing needs at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
         ------------------------------------------

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 1995, are attached hereto, marked Pages 16 and 21 through 38.


                      Report of Ernst & Young LLP, Independent Auditors See Page 16

                      Consolidated Balance Sheet
                      September 30, 1995 and 1994
                      See Pages 21 and 22

                      Consolidated Statement of Income and Retained Earnings Years ended September 30, 1995, 1994 and 1993
                      See Page 23

                      Consolidated Statement of Cash Flows
                      Years ended September 30, 1995, 1994 and 1993
                      See Page 24

                      Notes to Consolidated Financial Statements
                      September 30, 1995
                      See Pages 25 through 38


ITEM 9.  DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.
         ------------------------

None.

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



Ernst & Young LLP

San Diego, California
November 29, 1995

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

Information regarding "Certain Relationships and Related Transactions" is included in Note K to the Consolidated Financial Statements for the year ended September 30, 1995, and follows at Item 14(a)(1) of this filing, on page 34.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------

(a)  Documents filed as part of this Report:

     (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

               Consolidated Balance Sheet
               September 30, 1995 and 1994

               Consolidated Statement of Income
               Years ended September 30, 1995, 1994 and 1993

               Consolidated Statement of Retained Earnings
               Years ended September 30, 1995, 1994 and 1993

               Consolidated Statement of Cash Flows
               Years ended September 30, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements
               September 30, 1995


     (2) The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 14(d):

               None

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

          None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)        CUBIC CORPORATION

  12/20/95        /s/ Walter J. Zable
-------------     --------------------------------------------------------------
   Date           WALTER J. ZABLE, President
--------------------------------------------------------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  12/20/95        /s/ Walter J. Zable
-------------     --------------------------------------------------------------
   Date           WALTER J. ZABLE, President, Chief
                  Executive Officer and Chairman of the
                  Board of Directors

  12/20/95        /s/ Walter C. Zable
-------------     --------------------------------------------------------------
   Date           WALTER C. ZABLE, Vice President and
                  Vice Chairman of the Board of Directors

  12/20/95        /s/ Jackson D. Arnold
-------------     --------------------------------------------------------------
   Date           JACKSON D. ARNOLD, Director

  12/20/95        /s/ Richard G. Duncan
-------------     --------------------------------------------------------------
   Date           RICHARD G. DUNCAN, Director

  12/20/95        /s/ Robert T. Monagan
-------------     --------------------------------------------------------------
   Date           ROBERT T. MONAGAN, Director

  12/20/95        /s/ Raymond E. Peet
-------------     --------------------------------------------------------------
   Date           RAYMOND E. PEET, Director

  12/20/95        /s/ William W. Boyle
--------------    --------------------------------------------------------------
   Date           WILLIAM W. BOYLE, Director, Vice President of
                  Finance & Chief Financial Officer

  12/20/95        /s/ Thomas A. Baz
-------------     --------------------------------------------------------------
   Date           THOMAS A. BAZ, Vice President and
                  Corporate Controller, Principal Accounting Officer

                   ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    EXHIBITS




                               Cubic Corporation

                         Year Ended September 30, 1995

                             San Diego, California

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                          September 30
                                                                        1995        1994
                                                                      --------    --------
                                                                        (in thousands)
 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $ 20,705    $ 25,782
  Marketable securities, available-for-sale                              3,405       4,814
  Accounts receivable:
   Trade and other receivables                                          18,166      13,213
   Long-term contracts - Note C                                        136,781     119,019
   Allowance for doubtful accounts                                      (1,365)     (1,456)
                                                                      --------    --------
                                                                       153,582     130,776

  Inventories - Note D                                                  18,995      18,269
  Recoverable income taxes                                                  -        1,600
  Deferred income taxes - Note H                                         7,314       5,645
  Prepaid expenses and other current assets                              3,756       3,266
                                                                      --------    --------
           TOTAL CURRENT ASSETS                                        207,757     190,152

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                            12,797      13,693
  Buildings and improvements                                            20,510      21,129
  Machinery and other equipment                                         55,273      50,322
  Leasehold improvements                                                 2,376       2,307
  Allowance for depreciation and amortization                          (56,245)    (53,326)
                                                                      --------    --------
                                                                        34,711      34,125

OTHER ASSETS
  Toll equipment under operating leases, net - Notes E and G            10,933      15,990
  Preferred stock of United States Elevator Corp. - Note J              20,000      20,000
  Cost in excess of net tangible assets of purchased
   businesses, less amortization - Notes A and B                        16,886      18,150
  Miscellaneous other assets                                             9,407      10,256
                                                                      --------    --------
                                                                        57,226      64,396
                                                                      --------    --------
TOTAL ASSETS                                                          $299,694    $288,673
                                                                      ========    ========

                                                                     September 30
                                                                   1995        1994
                                                                 --------    --------
                                                                   (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                                          $ 19,832    $ 20,761
 Customer advances and reserve for contract performance
  obligations in excess of realizable revenue                      40,643      35,342
 Salaries and wages, and amounts withheld from
  employees' compensation                                          13,135       9,891
 Accrual for claims related to discontinued operation               1,730       7,644
 Other current liabilities                                          4,548       4,543
 Income taxes payable                                               4,172          -
 Current portion of long-term debt                                  5,000       5,000
                                                                 --------    --------
            TOTAL CURRENT LIABILITIES                              89,060      83,181

LONG-TERM DEBT, less current portion - Note E                      39,000      35,000

OTHER LIABILITIES
 Deferred income taxes - Note H                                     3,663       6,388
 Deferred compensation                                              1,641       1,177
                                                                 --------    --------
                                                                    5,304       7,565

MINORITY INTEREST - Note B                                          6,465       5,282

COMMITMENTS AND CONTINGENCIES - Notes F and L

SHAREHOLDERS' EQUITY - Note E
 Preferred stock, no par value:
  Authorized - 1,000,000 shares, none issued
 Common stock, no par value:
  Authorized - 20,000,000 shares
  Issued - 7,925,614 shares                                           234         234
 Additional paid-in capital                                        12,123      12,123
 Retained earnings                                                181,665     179,446
 Foreign currency translation adjustment                             (434)       (435)
 Treasury stock at cost:
  1995 - 1,938,148 shares
  1994 - 1,938,140 shares                                         (33,723)    (33,723)
                                                                 --------    --------
                                                                  159,865     157,645
                                                                 --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $299,694    $288,673
                                                                 ========    ========

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                Year Ended September 30
                                                              1995        1994        1993
                                                            --------    --------    --------
                                                         (in thousands, except per share data)
Revenue:
  Net sales                                                 $370,065    $260,622    $221,437
  Interest and dividends                                       3,171       3,987       2,648
  Other income - Note B                                        1,025       2,840       4,404
                                                            --------    --------    --------
                                                             374,261     267,449     228,489
Costs and expenses:
  Cost of sales                                              290,441     200,549     178,491
  Selling, general and administrative expenses                58,939      52,071      42,347
  Research and development                                    10,753       7,440       3,597
  Interest                                                     2,995       2,535       2,294
                                                            --------    --------    --------
                                                             363,128     262,595     226,729
                                                            --------    --------    --------
   INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES, MINORITY INTEREST AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    11,133       4,854       1,760

Income taxes (credit) - Note H                                 3,437         825        (450)
Minority interest in income of subsidiary - Note B             2,304       1,496          -
                                                            --------    --------    --------

   INCOME FROM CONTINUING OPERATIONS
    BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                          5,392       2,533       2,210

Discontinued operations:
   Income from operations, net of applicable
    income taxes of $343,000                                      -           -          568
   Net gain (loss) on disposal - Note J                           -         (153)     19,503
Cumulative effect of accounting change - Note A                   -        1,379          -
                                                            --------    --------    --------

   NET INCOME                                                  5,392       3,759      22,281

Cash dividends paid (per share of common stock:
 1995 - $.53, 1994 - $.53 and 1993 - $1.53)                   (3,173)     (3,180)     (9,311)
Retained earnings at the beginning of the year               179,446     178,867     165,897
                                                            --------    --------    --------

   RETAINED EARNINGS AT THE END OF THE YEAR                 $181,665    $179,446    $178,867
                                                            ========    ========    ========

Per share amounts:
  Income from continuing operations                         $    .90    $    .42    $    .36
  Income (loss) from discontinued operations                      -         (.03)       3.30
  Cumulative effect of accounting change                          -          .23          -
                                                            --------    --------    --------

   NET INCOME PER SHARE                                     $    .90    $    .62    $   3.66
                                                            ========    ========    ========

Average number of shares outstanding                           5,987       6,023       6,095
                                                            ========    ========    ========

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                                    Year Ended September 30
                                                                     1995        1994        1993
                                                                   --------    --------    --------
Operating Activities:                                                       (in thousands)
 Net income                                                        $  5,392    $  3,759    $ 22,281
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                     12,547       9,938       9,371
   Minority interest                                                  2,304       1,496          -
   Deferred income taxes                                             (4,394)      1,970      (1,114)
   Undistributed earnings of affiliates, net of distributions          (126)        (47)     (1,265)
   Net loss (gain) on disposal of discontinued operations                -          153     (19,503)
   Cumulative effect of accounting change                                -       (1,379)         -
   Changes in operating assets and liabilities,
    net of effects from acquisitions:
            Accounts receivable                                     (22,395)        766     (25,054)
            Inventories                                                 359        (625)     (6,027)
            Prepaid expenses                                           (490)        655        (518)
            Accounts payable and other current liabilities          (15,518)      7,287      (1,386)
            Income taxes                                              5,746      (4,676)      1,247
            Other items - net                                         1,229         (91)       (646)
                                                                   --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (15,346)     19,206     (22,614)
                                                                   --------    --------    --------
Investing Activities:
 Acquisition of businesses, net of cash acquired                     14,712     (20,367)         -
 Proceeds from the sale of U. S. Elevator Corp.                          -           -       40,000
 Sale of marketable securities                                        1,409      12,569       4,708
 Additions to toll equipment under operating leases                  (1,360)     (1,763)     (5,370)
 Purchases of property, plant and equipment                          (6,583)     (6,040)    (12,574)
 Proceeds from the sale of property, plant and equipment              2,120          -           -
 Other items - net                                                       36        (738)     (2,434)
                                                                   --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  10,334     (16,339)     24,330
                                                                   --------    --------    --------

Financing Activities:
 Proceeds from issuance of long-term debt                             9,000       4,500      30,000
 Principal payments on long-term debt                                (5,000)       (100)    (27,978)
 Purchases of treasury stock                                             -       (2,051)     (1,057)
 Dividends paid to minority interest                                 (1,229)       (961)         -
 Dividends paid to shareholders                                      (3,173)     (3,180)     (9,311)
                                                                   --------    --------    --------
NET CASH USED IN FINANCING ACTIVITIES                                  (402)     (1,792)     (8,346)
                                                                   --------    --------    --------

Effect of exchange rates on cash                                        337         211          -
                                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                (5,077)      1,286      (6,630)

 Cash and cash equivalents at the beginning of the year              25,782      24,496      31,126
                                                                   --------    --------    --------

CASH AND CASH EQUIVALENTS AT
 THE END OF THE YEAR                                               $ 20,705    $ 25,782    $ 24,496
                                                                   ========    ========    ========
 See accompanying notes

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  Cubic Corporation (the Company), was
----------------------------------------
incorporated in the State of California in 1949 and began operations in 1951.
In 1984, the Company moved its corporate domicile to the State of Delaware. The Company's subsidiaries design, develop and manufacture products which are mainly electronic in nature and provide services related to products previously produced and products produced by others. The Company's principal lines of business are defense electronics and automatic revenue collection systems, which are about equal in size based on sales. Principal customers for defense products and services are the United States and foreign governments. Automatic revenue collection systems are sold primarily to large local government agencies in the United States and world-wide.

Consolidation:  The consolidated financial statements include the accounts of
--------------
the Company and all of its subsidiaries, including Westinghouse Cubic Limited
(WCL) subsequent to December 31, 1993. As explained in Note B, WCL is 50% owned but became controlled by the Company as of January 1994. WCL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation. All significant intercompany transactions are eliminated in consolidation.

Cash Equivalents:  The Company considers all highly liquid investments with a
-----------------
maturity of three months or less when purchased to be cash equivalents.

Marketable Securities, Available-for-Sale:  In May 1993 the Financial Accounting
------------------------------------------
Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company began applying the new rules October 1, 1994. Marketable securities are classified as available-for-sale and are stated at cost at September 30, 1995 and 1994, as the difference between cost and fair value of the securities is immaterial.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is
------------
determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. The last-in, first-out (LIFO) method is used to determine cost for an immaterial amount of inventories.

Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory were not material at September 30, 1995 and 1994.

Property, Plant and Equipment and Toll Equipment Under Operating Leases:
------------------------------------------------------------------------
Property, plant and equipment and toll equipment under operating leases are carried at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Toll equipment under operating leases is depreciated using the straight-line method. Provisions for depreciation and amortization of plant and equipment and toll equipment under operating leases amounted to $11,206,000, $9,430,000, and $9,637,000 in 1995, 1994 and 1993, respectively.

CUBIC CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cost in Excess of Net Tangible Assets of Purchased Businesses: Cost in excess of
--------------------------------------------------------------
net tangible assets of purchased businesses is amortized on a straight-line basis over a period of 15 years. Accumulated amortization at September 30, 1995 and 1994 was $1,925,000 and $661,000, respectively.

Long-Lived Assets: In March 1995, FASB issued Statement No. 121, "Accounting for
------------------
the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the quarter ending December 31, 1995 and, based on current circumstances, does not believe the effect of adoption will be material.

Revenue Recognition:  Sales under long-term contracts are recognized as costs
--------------------
are incurred and fees are earned on cost-plus-fee contracts, and as costs are incurred and estimated profits are earned on long-term, fixed price contracts. Such estimated profits are computed by applying the various percentages of completion of the contracts to the estimated ultimate profits. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

Income Taxes:   Income taxes are accounted for under the provisions of FASB
-------------
Statement No. 109. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of adopting Statement 109, as of October 1, 1993, increased net income by $1,379,000, or $.23 per share, in the year ended September 30, 1994.

Use of Estimates: The preparation of financial statements in conformity with
-----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification:  Certain prior year amounts have been reclassified to conform
----------------
to current year classifications.

CUBIC CORPORATION

NOTE B - ACQUISITIONS

In May 1995, the Company acquired all of the outstanding stock of Scanpoint Technology A/S, a Danish company, for the nominal purchase price of one dollar. The acquisition has been accounted for by the purchase method, and the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase included assets of $20.3 million, $14.7 million of which was cash, and liabilities assumed of $20.3 million, including a reserve for contract performance obligations in excess of realizable revenue of $14.7 million. The acquired company is engaged in revenue collection equipment design, fabrication, and installation, primarily in Europe. The results of operations from the date of acquisition to September 30, 1995 have been included in the accompanying consolidated financial statements as a part of the automatic revenue collection systems segment.

In April 1994, the Company acquired certain assets and assumed certain liabilities of the Titan Applications and Titan Services International divisions of The Titan Corporation, for a cash price of approximately $23.6 million. The acquisition has been accounted for by the purchase method, and the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the net book value of tangible assets was approximately $18.3 million and is being amortized over a period of 15 years using the straight-line method. The acquired entity provides training, applications and operations services to the United States Army. The results of operations from the date of acquisition to September 30, 1995 have been included in the accompanying consolidated financial statements as a part of the defense segment.

In January 1994, an amendment to the WCL shareholder agreement was executed which granted voting control of the 50% owned subsidiary to Cubic Corporation in recognition of certain contract performance guarantees provided by the Company's subsidiary, Cubic Automatic Revenue Collection Group. As a result of this acquisition of control, the accounts of WCL are consolidated in these financial statements as of January 1, 1994. The Company's equity share of the net income of WCL for the quarter ended December 31, 1993 and for the year ended September 30, 1993 was $474,000 and $1,699,000, respectively, and is included in other income for each of those periods.

Unaudited pro forma results of the Company's operations, assuming the acquisitions had occurred as of October 1, 1994, 1993 and 1992, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of intercompany sales, reduction of nonrecurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisitions had taken place on the dates indicated or which may occur in the future.

                                                 Year Ended
                                                September 30
                                         1995       1994       1993
                                       --------   --------   --------
Net sales                              $376,077   $305,253   $290,420
Income from continuing operations         5,392      3,485      3,378
Net income                                5,392      4,711     23,449
Net income per share                        .90        .78       3.85

CUBIC CORPORATION

NOTE C - ACCOUNTS RECEIVABLE

The components of accounts receivable for long-term contracts at September 30 are as follows:

                                                 1995       1994
                                               --------   --------
                                                  (in thousands)
U.S. Government Contracts:
 Amounts billed                                $ 26,806   $ 20,063
 Recoverable costs and accrued profits on
  progress completed - not billed                30,632     33,901
                                               --------   --------
                                                 57,438     53,964
Commercial Customers:
 Amounts billed                                  18,174     12,814
 Recoverable costs and accrued profits on
  progress completed - not billed                61,169     52,241
                                               --------   --------
                                                 79,343     65,055
                                               --------   --------
                                               $136,781   $119,019
                                               ========   ========

A substantial portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services. It is anticipated that such receivables from the U.S. Government at September 30, 1995 will be billed during 1996 as units are delivered and those from commercial customers will be billed upon completion of performance tests and/or acceptance by the customers in 1996.


NOTE D - INVENTORIES

Inventories at September 30 are classified as follows:

                                     1995      1994
                                    -------   -------
                                     (in thousands)

 Finished products                  $ 2,846   $ 1,172
 Work in process                      6,850     6,425
 Materials and purchased parts        9,299    10,672
                                    -------   -------
                                    $18,995   $18,269
                                    =======   =======

CUBIC CORPORATION

NOTE E - FINANCING ARRANGEMENTS

Long-term debt at September 30 consists of the following:

                                                       1995      1994
                                                      -------   -------
                                                       (in thousands)

 Revolving credit agreement                           $ 7,000   $    -
 Revolving credit agreement of Cubic Toll
  Systems, Inc. (CTS), a wholly-owned subsidiary       12,000    10,000
 Unsecured note payable to an insurance company,
  due $5,000,000 annually on June 30, plus
  interest at 6.09% payable semi-annually              25,000    30,000
                                                      -------   -------
                                                       44,000    40,000
 Less current portion                                   5,000     5,000
                                                      -------   -------
                                                      $39,000   $35,000
                                                      =======   =======

During the year ended September 30, 1995, the company entered into a $35 million unsecured revolving credit agreement with a group of banks which expires in August 1997. Borrowings under this agreement bear interest at rates indexed to either the prime rate or LIBOR, selected at the Company's option. The terms of the credit agreement provide for commitment fees of 1/4 of 1% per annum of the available unutilized balance. As of September 30, 1995, the interest rate on the $7 million debt outstanding was 6.75% per annum.

CTS has a $30 million revolving credit agreement with a bank which expires in December 1997. Borrowings under this agreement bear interest at rates indexed to either the prime rate, the certificate of deposit rate, or LIBOR, selected at CTS' option. The terms of the credit agreement provide for commitment fees of 1/4 of 1% per annum of the available unutilized balance. Borrowings under the agreement cannot exceed the present value of future revenues to be received under certain toll equipment leases. At September 30, 1995, the present value of these future revenues approximated the credit facility maximum. The debt is without recourse to Cubic Corporation and is secured by all of the leases, leased equipment, and capital stock of CTS. As of September 30, 1995, the interest rate on the $12 million debt outstanding was 6.49% per annum.

The terms of the credit facilities include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1995, the most restrictive covenant leaves consolidated retained earnings of $11.8 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

Maturities of long-term debt for each of the five years in the period ending September 30, 2000, are as follows: 1996 - $5,000,000; 1997 - $12,000,000;
1998 - $17,000,000; 1999 - $5,000,000; 2000 - $5,000,000. Interest paid amounted to $3,063,000, $2,377,000 and $2,107,000 in 1995, 1994 and 1993, respectively.

CUBIC CORPORATION

NOTE F - COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous office machines and other equipment under noncancelable operating leases expiring in various years through 2001. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense for all operating leases amounted to $2,833,000, $2,591,000, and $2,699,000 in 1995, 1994 and 1993, respectively.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 1995 (in thousands):

                           1996            $3,072
                           1997             2,243
                           1998             1,607
                           1999             1,348
                           2000               597
                           Thereafter          43
                                           ------
                                           $8,910
                                           ======


NOTE G - TOLL EQUIPMENT UNDER OPERATING LEASES

CTS is the lessor of toll equipment primarily to governmental agencies or public authorities under leases with terms of five to ten years. Most leases require that CTS provide maintenance support for the leased equipment. The leases may also provide for lessor penalties for equipment downtime, or for lessee penalties for early removal of equipment. The cost of equipment under operating leases at September 30, 1995 and 1994 totaled $52,517,000 and $51,157,000, respectively, including costs incurred to date for equipment in production totalling $2,459,000 and $3,937,000, respectively, while accumulated depreciation at the same dates amounted to $41,584,000 and $35,167,000.

Future minimum lease payments receivable under operating leases, including leases for toll equipment in production, which are noncancelable or for which the exercise of a cancellation clause would cause a significant economic detriment to the lessee, are as follows at September 30, 1995 (in thousands):

                           1996            $13,682
                           1997             11,976
                           1998              7,925
                           1999              4,117
                           2000              2,828
                           Thereafter        2,052
                                           -------
                                           $42,580
                                           =======

CUBIC CORPORATION

NOTE H - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                              1995       1994
                                                             -------    -------
                                                               (in thousands)
  Deferred tax assets:
   Accrued employee benefits                                 $ 2,884    $ 2,607
   Inventory reserves and long-term contract accounting        3,338      2,194
   Self-insurance reserves                                       846        748
   Other                                                       2,937      2,350
                                                             -------    -------
    Total deferred tax assets                                 10,005      7,899
   Valuation allowance for deferred tax assets                  (171)      (178)
                                                             -------    -------
    Net deferred tax assets                                    9,834      7,721
                                                             -------    -------
  Deferred tax liabilities:
   Tax over book depreciation                                  1,093      2,432
   Leveraged lease accounting                                  2,673      3,816
   Other                                                       2,417      2,216
                                                             -------    -------
    Total deferred tax liabilities                             6,183      8,464
                                                             -------    -------
  Net deferred tax asset (liability)                         $ 3,651    $  (743)
                                                             =======    =======

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                             1995       1994       1993
                                           -------    -------    -------
                                                  (in thousands)
  Current (credit):
   Federal                                 $ 4,787    $(2,007)   $   620
   State                                       640       (613)        44
   Foreign                                   2,404      1,475         -
                                           -------    -------    -------
   Total current                             7,831     (1,145)       664
  Deferred (credit):
   Federal                                  (3,834)     1,412       (798)
   State                                      (519)       558       (316)
   Foreign                                     (41)        -          -
                                           -------    -------    -------
   Total deferred                           (4,394)     1,970     (1,114)
                                           -------    -------    -------
                                           $ 3,437    $   825    $  (450)
                                           =======    =======    =======

CUBIC CORPORATION

NOTE H - INCOME TAXES - Continued

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change include the following components:

                         1995      1994     1993
                        -------   ------   ------
                             (in thousands)

     United States      $ 3,452   $  386   $1,760
     Foreign              7,681    4,468       -
                        -------   ------   ------
       Total            $11,133   $4,854   $1,760
                        =======   ======   ======

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                 1995      1994      1993
                                                -------   -------   ------
                                                      (in thousands)
     Taxes on income based on statutory
       federal income tax rate                  $3,785    $1,650    $ 598
     State income taxes (credit), net of
       federal tax benefit                          79       (37)     (51)
                                                ------    ------    -----
                                                 3,864     1,613      547
     Increases (decreases) resulting from:
       Effect of recording equity in net
         income of Westinghouse Cubic Ltd.          -       (210)    (609)
       Tax exempt interest and
         dividend income                          (504)     (391)    (462)
       Foreign sales corporation
         tax benefit                              (182)     (244)    (154)
       Non-deductible expenses                     214       420      452
       Other                                        45      (363)    (224)
                                                ------    ------    -----
                                                  (427)     (788)    (997)
                                                ------    ------    -----
                                                $3,437    $  825    $(450)
                                                ======    ======    =====

The Company made income tax payments, net of refunds, totalling $2,085,000, $3,246,000, and $1,259,000, in 1995, 1994 and 1993, respectively.

CUBIC CORPORATION

NOTE I - PENSION AND OTHER RETIREMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all non-union U.S. employees of certain of its subsidiaries. Benefits under this plan are based on the employee's earnings during the period of employment. The Company's policy is to fund this plan based on legal requirements, tax considerations and investment opportunities. Plan assets include equities, short and long-term debt instruments and real estate investments.

Net pension cost for this plan included the following components:

                                                            1995       1994       1993
                                                          --------   --------   --------
                                                                  (in thousands)
                                                          ------------------------------
     Service cost--benefits earned during the period      $ 1,398    $ 1,627    $ 1,970
     Interest cost on projected benefit obligation          2,216      2,154      2,143
     Actual loss (return) on plan assets                   (4,526)       752     (2,466)
     Net amortization and deferral                          2,513     (2,975)       277
                                                          -------    -------    -------
     Net Pension Cost                                     $ 1,601    $ 1,558    $ 1,924
                                                          =======    =======    =======

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet as of September 30, 1995 and 1994, for the Company's defined benefit pension plan:

                                                                            1995      1994
                                                                          -------   -------
                                                                            (in thousands)
     Actuarial present value of benefit obligations:
       Vested benefits                                                    $27,628    $21,227
       Non vested benefits                                                    682        413
                                                                          -------    -------
     Accumulated Benefit Obligation                                       $28,310    $21,640
                                                                          =======    =======

     Projected benefit obligation for services
       rendered to date                                                   $31,460    $24,372
     Plan assets at fair value                                             27,560     23,291
                                                                          -------    -------
     Projected benefit obligation in excess of
       plan assets                                                          3,900      1,081
     Unrecognized net transition asset                                        176        227
     Unrecognized prior service costs                                          47          5
     Unrecognized net loss                                                 (3,028)      (456)
                                                                          -------    -------
     Pension Liability Recognized in the Consolidated Balance Sheet       $ 1,095    $   857
                                                                          =======    =======

Major assumptions at year-end are as follows:

                                                                  1995      1994     1993
                                                                  ----      ----     ----
     Discount rate                                                 7.4%      8.5%     7.5%
     Rate of increase in compensation level                        4.5%      5.5%     4.5%
     Expected long-term rate of return on assets                   8.5%      8.5%     8.5%

Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The reduction of the discount rate from 8.5% to 7.4% at September 30, 1995 increased the accumulated benefit obligation by $3.9 million and increased the projected benefit obligation by $4.0 million.

CUBIC CORPORATION

NOTE I - PENSION AND OTHER RETIREMENT PLANS - Continued

The Company and certain of its subsidiaries also have other retirement plans which provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans. These plans provide for full vesting of benefits over five to seven years. A substantial portion of Company contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $5,606,000, $5,015,000, and $4,906,000, in 1995, 1994 and 1993 respectively. The increase in contribution for the year ended September 30, 1995 resulted from the addition of Cubic Applications Inc., the business acquired in April 1994.


NOTE J - DISCONTINUED OPERATIONS

In 1993, the Company sold all of the outstanding common stock of its subsidiary, United States Elevator Corp. (USEC), to Thyssen Holding Corporation (Thyssen). Proceeds of the sale were $40 million in cash and $20 million of USEC 6% cumulative, nonvoting, redeemable preferred stock which is required to be repurchased by Thyssen at the option of the Company. The gain on the sale was $20 million, net of applicable income taxes of $5 million. The agreement for the sale of USEC also provides for possible additional consideration based on a formula relating to the post-sale earnings of USEC. This contingent payment provision, which would also require redemption of the preferred stock, can be triggered by either party after December 31, 1995, or run through 2009 if not triggered sooner.

NOTE K - RELATED PARTY TRANSACTIONS

The Company leases certain manufacturing facilities in the County of San Diego from co-owners Walter C. Zable, an officer and director of the Company, and his sister, who are the children of Walter J. Zable. The facilities, which are leased through July 1997 under a triple net lease at the rate of $168,000 per year, have been used as manufacturing facilities for subsidiaries of the Company and continue to be available as such.

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable, entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed in the year incurred. The amounts expensed related to the policy were a net $390,000, $503,000 and $467,000 in 1995, 1994 and 1993, respectively. However, should the policy be held to maturity, all payments advanced to carry this policy will be returned. Further, should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made, and amounts previously expensed in the early years of the policy will have been reversed.

CUBIC CORPORATION

NOTE L - LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Company believes that Iran defaulted on the agreement and has brought a counterclaim for compensatory damages of $10.4 million, plus interest. The Company is vigorously contesting Iran's claim and believes its defenses and counterclaim are strong and that the ultimate outcome of the matter will not have a material effect on the Company's financial statements.

In 1993, the Company and its subsidiary, Cubic Defense Systems, Inc., filed a lawsuit against British Aerospace PLC in the United States District Court for the District of Columbia seeking $9.9 million in compensatory damages, plus interest, and unspecified punitive damages for breach of contract and fiduciary duty. The suit claims fraudulent misrepresentation in connection with the construction of an Air Combat Maneuvering Range in the North Sea. In 1994, British Aerospace PLC filed a counterclaim for $95 million in damages for misrepresentation and breach of fiduciary duty, which was subsequently reduced to $69.4 million. Discovery on the allegations of both the original lawsuit and the counterclaim is virtually complete and trial is currently set for June 3, 1996. The Company believes the counterclaim is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its lawsuit.

In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, fraud and deceit, among other related charges. The lawsuit claims damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgement interest and costs of suit. The claims allegedly arise out of a strategic supplier agreement in which UDT Sensors, Inc. alleges it was to receive a subcontract to provide certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach a subcontract with UDT Sensors, Inc. and the lawsuit was filed. Written and deposition discovery has been initiated but no trial date has yet been set. The Company believes the lawsuit is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its defense.

CUBIC CORPORATION

NOTE M - BUSINESS SEGMENT INFORMATION

The Company's operations are best grouped into three main product segments: defense, automatic revenue collection systems, and industrial operations. A description of each segment's primary activities follows:

Defense - work under U.S. and foreign government contracts relating to
-------
electronic defense systems and equipment, computer simulation training, distributed interactive simulation, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, avionics systems and space RF/digital products.

Automatic revenue collection systems - the design, production, leasing and
------------------------------------
servicing of electronic and mechanical revenue collection systems.

Industrial operations - includes the manufacture of  freeway call boxes and
---------------------
paper products.


Business segment financial data for the three years ended September 30, 1995, is presented below.

                                                                  1995     1994     1993
                                                                ------    ------   ------
                                                                       (in millions)
Revenue:
 Defense                                                        $168.4    $113.3    $ 92.4
 Automatic revenue collection systems                            183.4     130.2     116.0
 Industrial operations                                            18.7      17.6      15.4
                                                                ------    ------    ------
                                                                 370.5     261.1     223.8
 Corporate                                                         3.8       6.3       4.7
                                                                ------    ------    ------
Consolidated Totals                                             $374.3    $267.4    $228.5
                                                                ======    ======    ======

Operating profit:
 Defense                                                        $  4.0    $  2.2    $  4.8
 Automatic revenue collection systems                              9.8       7.7       3.1
 Industrial operations                                             1.3       1.1       0.4
                                                                ------    ------    ------
Consolidated Operating Profit                                     15.1      11.0       8.3
 Corporate                                                        (1.0)     (3.6)     (4.2)
 Interest expense                                                 (3.0)     (2.5)     (2.3)
                                                                ------    ------    ------
Income from Continuing Operations before Income Taxes,
Minority Interest and Cumulative Effect of Accounting Change    $ 11.1    $  4.9    $  1.8
                                                                ======    ======    ======

Beginning with the year ended September 30, 1995, the Company changed its method of allocating certain corporate expenses to its subsidiaries. This change in allocation of costs resulted in a decrease of approximately $3.0 million in operating profit of the automatic revenue collection systems segment for the year ended September 30, 1995, and a corresponding decrease in net corporate expenses.

CUBIC CORPORATION

NOTE M - BUSINESS SEGMENT INFORMATION - Continued

                                             1995     1994     1993
                                            ------   ------   ------
                                                  (in millions)
Identifiable assets:
  Defense                                   $112.9   $105.0   $ 75.8
  Automatic revenue collection systems       128.1    104.7     97.7
  Industrial operations                        3.5      3.6      2.3
                                            ------   ------   ------
                                             244.5    213.3    175.8
  Corporate                                   55.2     75.4     88.8
                                            ------   ------   ------
Consolidated Totals                         $299.7   $288.7   $264.6
                                            ======   ======   ======

Depreciation and amortization:
  Defense                                   $  3.3   $  2.1   $  1.1
  Automatic revenue collection systems         8.4      7.1      7.7
  Industrial operations                        0.3      0.3      0.5
                                            ------   ------   ------
                                              12.0      9.5      9.3
  Corporate                                    0.5      0.4      0.1
                                            ------   ------   ------
Consolidated Totals                         $ 12.5   $  9.9   $  9.4
                                            ======   ======   ======

Gross capital expenditures:
  Defense                                   $  3.5   $  2.9   $ 11.1
  Automatic revenue collection systems         3.6      4.5      6.4
  Industrial operations                        0.2      0.1      0.1
                                            ------   ------   ------
                                               7.3      7.5     17.6
  Corporate                                    0.6      0.3      0.3
                                            ------   ------   ------
Consolidated Totals                         $  7.9   $  7.8   $ 17.9
                                            ======   ======   ======

Intersegment sales are immaterial. Sales of $154.6 million, $101.9 million and $76.8 million in 1995, 1994 and 1993, respectively, were made to United States Government agencies by the defense segment. Automatic revenue collection systems sales include $57.1 million, $24.3 million and $42.3 million in 1995, 1994 and 1993, respectively, to the New York City Transit Authority in addition to $48.2 million and $27.9 million in 1995 and 1994, respectively, to the London Underground. No other single customer accounts for 10% or more of the Company's revenue.

Domestic revenue includes $30.8 million, $30.1 million, and $32.2 million in 1995, 1994 and 1993, respectively, for export. The Company's foreign assets represent less than 10% of total assets. Foreign revenue consists primarily of $48.2 million and $27.9 million in sales made by the Company's subsidiary, WCL, in 1995 and 1994, respectively (foreign revenue was less than 10% of consolidated revenue in 1993). Consolidated operating profit includes $6.4 million and $4.5 million in operating profit from WCL in 1995 and 1994, respectively.

CUBIC CORPORATION

NOTE N - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1995 and 1994:

                                                                   Quarter Ended
                                               --------------------------------------------------
                                                December 31     March 31   June 30   September 30
                                               --------------   --------   -------   ------------
                                                       (in thousands, except per share data)
              1995
              ----
 Net sales                                        $69,607       $91,968    $94,395      $114,095
 Gross profit                                      18,091        19,124     20,774        21,635
 Net income                                         1,858           374      1,188         1,972
 Net income per share                                 .31           .06        .20           .33

              1994
              ----
 Net sales                                        $48,407       $59,467    $74,503      $ 78,245
 Gross profit                                      10,816        15,450     16,936        16,871
 Income from continuing operations                    200           186        942         1,205
 Loss from discontinued operation                    (153)           -          -             -
 Cumulative effect of accounting change             1,379            -          -             -
 Net income                                         1,426           186        942         1,205
 Per share data:
   Income from continuing operations                  .03           .03        .16           .20
   Loss from discontinued operations                 (.03)           -          -             -
   Cumulative effect of accounting change             .23            -          -             -
   Net income per share                               .23           .03        .16           .20