Form 10-Q
period 1995-12-31
CUBIC CORP /DE/
filed 1996-02-14
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant To Section 13 or 15(d) of The Securities Exchange Act Of 1934



                     For The Quarter Ended December 31, 1995



                                     1-8931
                                     -------
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

                               Yes     X   No
                                     ----    ----

As of January 30, 1996, Registrant had only one class of common stock of which there were 5,987,466 shares outstanding (after deducting 1,938,148 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)


                                                              Three Months Ended
                                                                 December 31
                                                             1995                  1994
                                                            --------              ---------

Revenues:
      Net sales                                              $93,964               $69,607
      Other income                                             1,156                   897
                                                            --------              ---------
                                                              95,120                70,504
Costs and expenses:
      Cost of sales                                           74,695                51,516
      Selling, general and
          administrative expenses                             13,942                12,675
      Research and development                                 1,983                 1,999
      Interest                                                   697                   627
                                                            --------              ---------
                                                              91,317                66,817
                                                            --------              ---------

Income before income taxes and minority interest               3,803                 3,687

Income taxes                                                   1,300                 1,400
Minority interest in income of subsidiary                        337                   429
                                                            --------              ---------

Net income                                                    $2,166              $  1,858
                                                            --------              ---------
                                                            --------              ---------

Net income per share                                         $   .36               $   .31
                                                            --------              ---------
                                                            --------              ---------

Average shares of common
      stock outstanding                                        5,987                 5,987
                                                            --------              ---------
                                                            --------              ---------


See accompanying notes.

                                CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)



                                                                        December 31      September 30
                                                                            1995             1995
                                                                        (Unaudited)    (See note below)
                                                                       -------------   ----------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $ 18,463           $ 20,705
   Marketable securities, available-for-sale                                3,240              3,405
   Accounts receivable                                                    159,135            153,582
   Inventories:
     Finished products                                                      3,365              2,846
     Work in process                                                        5,009              6,850
     Raw material and purchased parts                                       9,596              9,299
                                                                        ---------           --------
                                                                           17,970             18,995
   Deferred income taxes and other current assets                           9,781             11,070
                                                                        ---------           --------
       Total current assets                                               208,589            207,757

Property, plant and equipment - net                                        35,753             34,711
Toll equipment under operating leases - net                                11,570             10,933
Preferred stock of U. S. Elevator Corp.                                    20,000             20,000
Cost in excess of net tangible assets of
   purchased businesses, less amortization                                 17,061             16,886
Miscellaneous other assets                                                  8,831              9,407
                                                                        ---------           --------
                                                                         $301,804           $299,694
                                                                        ---------           --------
                                                                        ---------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities                        $ 72,381           $ 79,888
   Income taxes payable                                                     5,216              4,172
   Current portion of long-term debt                                        5,000              5,000
                                                                        ---------           --------
       Total current liabilities                                           82,597             89,060

Long-term debt                                                             45,000             39,000
Deferred income taxes and other                                             5,523              5,304
Minority interest                                                           6,726              6,465

Shareholders' equity:
  Common stock                                                                234                234
  Additional paid-in capital                                               12,123             12,123
  Retained earnings                                                       183,831            181,665
  Foreign currency translation adjustment                                    (507)              (434)
  Treasury stock at cost                                                  (33,723)           (33,723)
                                                                        ---------           --------
                                                                          161,958            159,865
                                                                        ---------           --------
                                                                         $301,804           $299,694
                                                                        ---------           --------
                                                                        ---------           --------

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

 See accompanying notes.

                               CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (thousands of dollars)




                                                                                    Three Months Ended
                                                                                        December 31
                                                                                1995                  1994
                                                                              -------               -------
Operating Activities:
   Net income                                                                 $ 2,166              $  1,858
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                              2,785                 2,506
     Minority interest                                                           337                    429
     Changes in operating assets and liabilities                               (8,385)              (14,778)
                                                                              -------               -------
   NET CASH USED IN OPERATING ACTIVITIES                                       (3,097)               (9,985)
                                                                              -------               -------
Investing Activities:
   Decrease in marketable securities                                              165                   735
   Net additions to property, plant and equipment
     and toll equipment under operating leases                                 (3,845)               (2,331)
   Other items - net                                                           (1,394)                  (59)
                                                                              -------               -------
        NET CASH USED IN INVESTING ACTIVITIES                                  (5,074)               (1,655)
                                                                              -------               -------
Financing Activities:
   Principal payments on long-term debt                                        (1,000)               (1,000)
   Long-term borrowing                                                          7,000                   -
                                                                              -------               -------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                                   6,000                (1,000)
                                                                              -------               -------
Effect of exchange rates on cash                                                  (71)                  (46)
                                                                              -------               -------
        NET DECREASE IN CASH
        AND CASH EQUIVALENTS                                                   (2,242)              (12,686)

Cash and cash equivalents at the
   beginning of the period                                                     20,705                25,782
                                                                              -------               -------
        CASH AND CASH EQUIVALENTS AT
        THE END OF THE PERIOD                                                 $18,463               $13,096
                                                                              -------               -------
                                                                              -------               -------


See accompanying notes.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 1995


A.   BASIS FOR PRESENTATION

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

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended September 30, 1995.


B.   PER SHARE AMOUNTS

          Per share amounts are based upon the weighted average number of shares of common stock outstanding.



C.   REVIEW BY INDEPENDENT ACCOUNTANTS

          A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.


D.   LEGAL MATTERS

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

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                December 31, 1995

Sales for the quarter ended December 31, 1995 increased by 35% over the same quarter of the previous year. Sales were higher in all segments of the Company, with the most significant increase coming from the automatic revenue collection systems segment. Sales in the defense segment were also higher, primarily because of new combat training systems contracts awarded to the Company in fiscal 1995.

Operating profits in the automatic revenue collection systems segment were higher than in the same quarter of last year because of the increase in sales volume. In accordance with its plan, the defense segment has continued expenditures for research and development in the first quarter at the same level as in the previous year. These expenditures are expected to decrease through the remainder of the fiscal year, which should result in higher operating margins from this segment in future quarters. The new combat training contracts, although generating higher sales volume, have not yet begun adding to the operating profit of this segment because they are in the early phases of their performance.

Cost of sales increased from 74% to 79% of sales, reflecting lower margins on certain contracts including the combat training systems contracts mentioned above. Selling, general and administrative expenses for the quarter increased moderately over the previous year in support of the higher sales volume, however, as a percent of sales they decreased from 18% in the first quarter of fiscal 1995 to 15% in 1996, due to the significant increase in sales.

FINANCIAL POSITION AND LIQUIDITY
The Company's financial condition remains strong with working capital of $126 million and a current ratio of 2.5 to 1 at December 31, 1995. The Company expects that cash on hand and available through its lines of credit will be adequate to meet its short-term financing needs.

A net $6 million was borrowed on the Company's lines of credit during the quarter. Operating activities used $3.1 million, resulting from an increase in accounts receivable and liquidation of advances from customers during the quarter. Cash was also used for additions of machinery and equipment and the construction of toll equipment for lease.

The backlog of orders was $358 million at December 31, 1995 compared to $383 million at September 30, 1995 and $404 million at December 31, 1994.

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


                                        CUBIC CORPORATION


Date  February 12, 1996                  /s/ W. W. Boyle
      ------------------                 --------------------------------
                                        W. W. Boyle
                                        Vice President Finance and CFO


Date  February 12, 1996                  /s/ T. A. Baz
      -----------------                 ---------------------------------
                                        T. A. Baz
                                        Vice President and Controller