Form 10-Q
period 1996-03-31
CUBIC CORP /DE/
filed 1996-05-06
CIK 26076

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         For the Quarter Ended March 31, 1996



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

                                    Yes  X     No
                                        ---       ---
As of April 22, 1996, Registrant had only one class of common stock of which there were 5,987,384 shares outstanding (after deducting 1,938,230 shares held as treasury stock).

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                                  CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                    (amounts in thousands, except per share data)



                                                Six Months Ended                       Three Months Ended
                                                     March 31                               March 31
                                           1996                1995                1996                1995
                                       ----------          ----------          ----------          ----------
Revenues:
 Net sales                             $  204,834          $  161,575          $  110,870          $   91,968
 Other income                               2,488               2,392               1,332               1,495
                                       ----------          ----------          ----------          ----------
                                          207,322             163,967             112,202              93,463
Costs and expenses:
 Cost of sales                            162,669             124,360              87,974              72,844
 Selling, general and
   administrative expenses                 30,822              28,543              16,880              15,868
 Research and development                   4,104               4,520               2,121               2,521
 Interest                                   1,865               1,405               1,168                 778
                                       ----------          ----------          ----------          ----------
                                          199,460             158,828             108,143              92,011
                                       ----------          ----------          ----------          ----------

Income before income taxes and
 minority interest                          7,862               5,139               4,059               1,452

Income taxes                                2,850               1,800               1,550                 400
Minority interest in income of
 subsidiary                                   360               1,107                  23                 678
                                       ----------          ----------          ----------          ----------

Net income                             $    4,652          $    2,232          $    2,486          $      374
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------

Net income per share                   $      .78          $      .37          $      .42          $      .06
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------


Dividends per share                    $     .265          $     .265          $     .265          $     .265
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------

Average shares of common
 stock outstanding                          5,987               5,987               5,987               5,987
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------


See accompanying notes.

                                  CUBIC CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (thousands of dollars)


                                                     March 31     September 30
                                                       1996           1995
                                                   (Unaudited) (See note below)
                                                    ---------   --------------
ASSETS
Current assets:
 Cash and cash equivalents                          $  28,593      $    20,705
 Marketable securities, available-for-sale              3,115            3,405
 Accounts receivable                                  152,374          153,582
 Inventories:
   Finished products                                    3,147            2,846
   Work in process                                      4,855            6,850
   Raw material and purchased parts                     8,654            9,299
                                                    ---------      -----------
                                                       16,656           18,995
 Deferred income taxes and other current assets        10,165           11,070
                                                    ---------      -----------
     Total current assets                             210,903          207,757

Property, plant and equipment - net                    35,503           34,711
Toll equipment under operating leases - net            10,909           10,933
Preferred stock of U. S. Elevator Corp.                20,000           20,000
Cost in excess of net tangible assets of
 purchased businesses, less amortization               16,737           16,886
Miscellaneous other assets                              8,138            9,407
                                                    ---------      -----------
                                                    $ 302,190      $   299,694
                                                    ---------      -----------
                                                    ---------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other current liabilities     $  75,252      $    79,888
 Income taxes payable                                   2,275            4,172
 Current portion of long-term debt                      5,000            5,000
                                                    ---------      -----------
     Total current liabilities                         82,527           89,060

Long-term debt                                         44,800           39,000
Deferred income taxes and other                         5,423            5,304
Minority interest                                       6,670            6,465

Shareholders' equity:
  Common stock                                            234              234
  Additional paid-in capital                           12,123           12,123
  Retained earnings                                   184,730          181,665
  Foreign currency translation adjustment                (591)            (434)
  Treasury stock at cost                              (33,726)         (33,723)
                                                    ---------      -----------
                                                      162,770          159,865
                                                    ---------      -----------
                                                    $ 302,190      $   299,694
                                                    ---------      -----------
                                                    ---------      -----------


Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

                                  CUBIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                (thousands of dollars)


                                                          Six Months Ended
                                                               March 31
                                                        1996            1995
                                                     ---------       ---------
Operating Activities:
  Net income                                         $   4,652       $   2,232
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                      5,839           5,392
      Minority interest                                    360           1,107
      Undistributed earnings of affiliates                   -             (84)
      Changes in operating assets and liabilities         (500)        (21,514)
                                                     ---------       ---------
    NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                            10,351         (12,867)
                                                     ---------       ---------

Investing Activities:
  Sales of marketable securities                           290             786
  Net additions to property, plant and equipment
    and toll equipment under operating leases           (5,644)         (3,593)
  Other items - net                                       (917)             23
                                                     ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES               (6,271)         (2,784)
                                                     ---------       ---------

Financing Activities:
  Long-term borrowings                                   5,800           6,000
  Purchases of treasury stock                               (3)              -
  Dividends paid                                        (1,587)         (1,587)
                                                     ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            4,210           4,413
                                                     ---------       ---------

Effect of exchange rates on cash                          (402)            252
                                                     ---------       ---------

    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               7,888         (10,986)

Cash and cash equivalents at the
  beginning of the period                               20,705          25,782
                                                     ---------       ---------

    CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD                           $ 28,593       $  14,796
                                                     ---------       ---------
                                                     ---------       ---------


See accompanying notes.

                                  CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    March 31, 1996


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

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                  CUBIC CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                    March 31, 1996

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

         In March 1996, the Superior Court dismissed the part of UDT Sensors' claim dealing with breach of contract. The only remaining claims are ones for fraud and unjust enrichment.

                                  CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


                                    March 31, 1996


Sales for the first six months of fiscal 1996 increased by 27% over the same period of the previous year. Sales continued to be higher in all segments of the company, with the largest increase in the automatic revenue collection systems segment. The increase in sales came primarily from the company's major rail and bus system contracts and from combat training system contracts awarded to the Company in 1995.

Operating profits in the defense segment were higher for the quarter ended March 31 and for the first six months of 1996, as a result of higher sales volume and because of reduced expenditures for research and development. The automatic revenue collection systems segment produced significantly higher operating profits in the second quarter of the fiscal year, when compared to last year, due to the non-recurrence of a toll systems loss incurred in the second quarter of fiscal 1995. This, along with the higher sales volume, also resulted in higher operating profits for the first six months of the fiscal year.

Selling, general and administrative expenses decreased as a percent of sales from 18% in the six months ended March 31, 1995, to 15% in the same period of fiscal 1996, as a result of the increase in sales volume, without the need for corresponding increases in selling, general and administrative expenses.


FINANCIAL POSITION AND LIQUIDITY
During the six month period ended March 31, 1996, operating activities provided $10.4 million of positive cash flow, resulting in an increase of cash and cash equivalents of $7.9 million during the period. Cash was used to purchase equipment and build toll equipment for lease, as well as pay a dividend to shareholders. Toll equipment additions were financed by borrowings under the line of credit facility of the Company's leasing subsidiary.

The Company's financial condition remains strong with working capital of $128.4 million and a current ratio of 2.6 to 1 at March 31, 1996. The Company expects that cash on hand and available through its line of credit facilities will be adequate to meet its short-term financing needs.

The backlog of orders was $326 million at March 31, 1996 compared to $383 million at September 30, 1995 and $385 million at March 31, 1995.

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

                                       CUBIC CORPORATION


Date  May 6, 1996                      /s/ W. W. Boyle
    ----------------                    --------------------------------
                                       W. W. Boyle
                                       Vice President Finance and CFO


Date  May 6, 1996                      /s/ T. A. Baz
    ---------------                     --------------------------------
                                           T. A. Baz
                                           Vice President and Controller