Form 10-Q
period 1996-06-30
CUBIC CORP /DE/
filed 1996-08-13
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 1996



                                     1-8931
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

                         Yes   X       No
                             -----         -----

As of August 1, 1996, Registrant had only one class of common stock of which there were 8,981,070 shares outstanding (after deducting 2,907,351 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                  (amounts in thousands, except per share data)

                                           Nine Months Ended             Three Months Ended
                                                June 30                       June 30
                                         1996             1995          1996             1995
                                         ----             ----          ----             ----
 Revenues:
   Net sales                           $303,501         $255,970        $98,667         $94,395
   Other income                           3,986            3,647          1,498           1,255
                                      ---------        ---------      ---------        --------
                                        307,487          259,617        100,165          95,650
 Costs and expenses:
   Cost of sales                        237,834          197,981         75,165          73,621
   Selling, general and
     administrative expenses             48,263           44,202         17,441          15,659
   Research and development               5,791            7,223          1,687           2,703
   Interest                               2,215            2,243            350             838
                                      ---------        ---------      ---------        --------
                                        294,103          251,649         94,643          92,821
                                      ---------        ---------      ---------        --------
 Income before income taxes and
   minority interest                     13,384            7,968          5,522           2,829

 Income taxes                             4,800            2,750          1,950             950
 Minority interest in income of
   subsidiary                               796            1,798            436             691
                                      ---------        ---------      ---------        --------
 Net income                            $  7,788         $  3,420       $  3,136        $  1,188
                                      ---------        ---------      ---------        --------
                                      ---------        ---------      ---------        --------
 Net income per share                  $    .87         $    .38       $    .35        $    .13
                                      ---------        ---------      ---------        --------
                                      ---------        ---------      ---------        --------
 Dividends per share                   $  .1767         $  .1767       $   -           $    -
                                      ---------        ---------      ---------        --------
                                      ---------        ---------      ---------        --------
 Average shares of common
   stock outstanding                      8,981            8,981          8,981           8,981
                                      ---------        ---------      ---------        --------
                                      ---------        ---------      ---------        --------


See accompanying notes.

                                CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (thousands of dollars)

                                                          June 30          September 30
                                                           1996                 1995
                                                       (Unaudited)        (See note below)
                                                       -----------        ----------------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 24,729              $ 20,705
  Marketable securities, available-for-sale                 3,115                 3,405
  Accounts receivable                                     135,962               153,582
  Inventories -- Note C                                    15,927                18,995
  Deferred income taxes and other current assets            9,912                11,070
                                                       ----------            ----------
     Total current assets                                 189,645               207,757

Property, plant and equipment - net                        36,348                34,711
Toll equipment under operating leases - net                 -                    10,933
Preferred stock of U. S. Elevator Corp.                    20,000                20,000
Cost in excess of net tangible assets of
  purchased businesses, less amortization                  16,412                16,886
Miscellaneous other assets                                  7,159                 9,407
                                                       ----------            ----------
                                                         $269,564              $299,694
                                                       ----------            ----------
                                                       ----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities         $ 69,382              $ 79,888
  Income taxes payable                                      2,189                 4,172
  Current portion of long-term debt                         5,000                 5,000
                                                       ----------            ----------
     Total current liabilities                             76,571                89,060

Long-term debt                                             15,000                39,000
Deferred income taxes and other                             4,829                 5,304
Minority interest                                           7,185                 6,465

Shareholders' equity:
  Common stock                                                234                   234
  Additional paid-in capital                               12,123                12,123
  Retained earnings                                       187,866               181,665
  Foreign currency translation adjustment                    (518)                 (434)
  Treasury stock at cost                                  (33,726)              (33,723)
                                                       ----------            ----------
                                                          165,979               159,865
                                                       ----------            ----------
                                                         $269,564              $299,694
                                                       ----------            ----------
                                                       ----------            ----------

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (thousands of dollars)

                                                                    Nine Months Ended
                                                                          June 30
                                                                    1996            1995
                                                                    ----            ----
Operating Activities:
  Net income                                                      $ 7,788         $ 3,420
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 7,974           8,271
      Minority interest                                               796           1,798
      Changes in operating assets and liabilities                   5,203         (19,763)
                                                                ---------        --------
    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                        21,761          (6,274)
                                                                ---------        --------
Investing Activities:
  Acquisition of business, net of cash acquired                     -              14,712
  Proceeds from sale of toll collection product line               17,731           -
  Sales of marketable securities                                      290             795
  Net additions to property, plant and equipment
    and toll equipment under operating leases                      (8,939)         (5,711)
  Other items - net                                                  (651)            178
                                                                ---------        --------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                       8,431           9,974
                                                                ---------        --------
Financing Activities:
  Short-term borrowings                                             -               5,000
  Long-term borrowings                                              -               5,000
  Principal payments on long-term debt                            (24,000)         (5,000)
  Purchases of treasury stock                                          (3)         -
  Dividends paid to minority interest                               -              (1,229)
  Dividends paid                                                   (1,587)         (1,587)
                                                                ---------        --------
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                        (25,590)          2,184
                                                                ---------        --------
Effect of exchange rates on cash                                     (578)            771
                                                                ---------        --------
    NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                          4,024           6,655

Cash and cash equivalents at the
  beginning of the period                                          20,705          25,782
                                                                ---------        --------
    CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD                                       $24,729         $32,437
                                                                ---------        --------
                                                                ---------        --------

See accompanying notes.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996


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


B.   PER SHARE AMOUNTS

          Per share amounts are based upon the weighted average number of shares of common stock outstanding. All per share amounts have been restated to reflect a 3-for-2 stock split approved by the shareholders on July 23, 1996, and distributed on August 7, 1996 to shareholders of record on August 1, 1996.


C.   INVENTORIES

                                                        June 30        September 30
                                                         1996              1995
                                                        -------        ------------
          Inventories consist of the following:
            Finished products                           $ 2,920            $ 2,846
            Work in process                               3,863              6,850
            Raw material and purchased parts              9,144              9,299
                                                        -------            -------
                                                        $15,927            $18,995
                                                        -------            -------
                                                        -------            -------

                               CUBIC CORPORATION
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                  June 30, 1996

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

          In June 1996, the Company's lawsuit against British Aerospace PLC was settled and British Aerospace's counterclaim was dropped.

          In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, unjust enrichment, fraud and deceit, among other related charges. The lawsuit claims damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgement interest and costs of suit. The claims allegedly arise out of a strategic supplier agreement in which UDT Sensors, Inc. alleges it was to receive a subcontract to provide certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach a subcontract with UDT Sensors, Inc. and the lawsuit was filed. Written and deposition discovery has been initiated but no trial date has yet been set. The Company believes the lawsuit is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its defense. In March 1996, the Superior Court dismissed the part of UDT Sensors' claim dealing with breach of contract. The only remaining claims are ones for fraud and unjust enrichment.

E.   REVIEW BY INDEPENDENT ACCOUNTANTS

          A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1996

Sales for the nine month period ended June 30, 1996 increased by 19% over the same period of the previous year, reflecting higher sales in all segments of the company. In the third quarter of the fiscal year the most significant increase in sales was in the defense segment, resulting primarily from increased combat training systems sales.

Operating profits in the defense segment were higher than in the previous year for both the three and nine month periods as a result of higher sales volume and because of reduced expenditures for research and development. The automatic revenue collection systems segment also produced higher operating profits than last year, due to higher sales volume and a turnaround in operating profitability of the toll collection product line which incurred losses in the quarter and nine months ended June 30, 1995. During the quarter ended June 30, 1996, the company sold its toll collection product line, resulting in a modest gain, which is included in other income on the consolidated condensed statement of income. The Company will continue to manufacture toll collection equipment for the purchaser of the product line, but will no longer be involved in the sale or leasing of toll collection systems.

For both the three and nine month periods, selling, general and administrative expenses increased over the level of fiscal 1995 in support of higher sales volume, however, as a percent of sales decreased from 17% to 16% for the nine months ended June 30.

As mentioned in Note C to the consolidated condensed financial statements, all per share amounts have been restated to reflect a 3-for-2 stock split approved by the shareholders on July 23, 1996, and distributed on August 7, 1996 to shareholders of record on August 1, 1996

FINANCIAL POSITION AND LIQUIDITY

During the nine month period ended June 30, 1996, operating activities provided $21.8 million of positive cash flow, resulting largely from collections of accounts receivable during the period. In addition, the sale of the toll collection product line during the quarter ended June 30, 1996 generated $17.7 million, which was used primarily to repay the revolving credit line related to the toll business. In addition, the Company repaid all borrowings under its revolving credit facility during the third quarter of the fiscal year, as well as making a scheduled $5 million long-term debt payment.

The Company's financial condition remains strong with working capital of $113.1 million and a current ratio of 2.5 to 1 at June 30, 1996. At that date the company had only $20 million of long-term debt outstanding, including $5 million classified as current, while cash and cash equivalents totaled nearly $25 million. The Company expects that cash on hand and available through its line of credit facility will be adequate to meet its short-term financing needs.

The backlog of orders at June 30, 1996 was $282 million, which reflects a reduction resulting from the sale of the toll systems business, as compared to $383 million at September 30, 1995 and $393 million at June 30, 1995.

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

                                       CUBIC CORPORATION


Date  August 8, 1996                   /s/ W. W. Boyle
                                       --------------------------------------
                                       W. W. Boyle
                                       Vice President Finance and CFO


Date  August 8, 1996                   /s/ T. A. Baz
                                       --------------------------------------
                                       T. A. Baz
                                       Vice President and Controller