Form 10-K405
period 1996-09-30
CUBIC CORP /DE/
filed 1996-12-23
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 1996

                                     1-8931
                             Commission File Number

                               CUBIC CORPORATION
              Exact Name of Registrant as Specified in its Charter


                  DELAWARE                          95-1678055
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

                               Yes  X     No
                                  -----     -----

The aggregate market value of voting stock held by non-affiliates of the registrant is: $110,474,106 as of December 6, 1996.

Number of shares of common stock outstanding as of December 6, 1996:
8,980,889 (after deducting 2,907,354 shares held as treasury stock).

Parts I and III incorporate information by reference from the Registrant's definitive proxy statement which will be filed no later than 120 days after the close of the Registrant's year-end, and no later than 30 days prior to the Annual Shareholders' Meeting.

Cubic Corporation - SEC Form 10-K                                        Page 2
-------------------------------------------------------------------------------

                                    PART I


ITEM 1.  BUSINESS.

    (a)  GENERAL DEVELOPMENT OF BUSINESS.

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

    Automatic revenue collection equipment, ticket-vending machines and passenger gates for mass transit systems, including rail systems, buses and parking lots.

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

Sales volume increased by 10% in fiscal 1996, compared to fiscal 1995, to a record high for the Company. This growth is primarily the result of new contract awards which the Company received in 1995 for training ranges and systems in the defense segment. Sales volume in the automatic revenue collection systems segment also increased, despite the sale of the toll collection systems product line in May 1996.

Research and development expenditures over the past few years by the defense segment resulted in the winning of the defense contracts mentioned above and cause the outlook for the Company's future in defense contracting to be favorable. The market for air and ground training ranges and systems continues to provide significant opportunities for the Company to expand its defense businesses.

The Company also continues to expand its world-wide customer base for automatic revenue collection systems. Contracts awarded or pending in China and Thailand are an indication of the substantial international growth potential for this segment of the business.

On September 30, 1996, the Company acquired 50% of the outstanding stock of its subsidiary, Westinghouse Cubic Ltd. (WCL) for approximately $6.6 million, giving the Company control of 100% of the outstanding stock. WCL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation.

On July 23, 1996, the shareholders of the Company approved a 3-for-2 stock split which was distributed on August 7, 1996 to shareholders of record on August 1, 1996.

Cubic Corporation - SEC Form 10-K                                        Page 3
-------------------------------------------------------------------------------

During fiscal year 1996, approximately 40% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 60% of the business is classified as commercial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

    (b)  FINANCIAL INFORMATION RELATING TO INDUSTRY
         SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1996, and follows at Item 14(a)(1) of this filing, on pages 35 and 36.


    (c)  NARRATIVE DESCRIPTION OF BUSINESS.


DEFENSE

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

Cubic Defense Systems, Inc. is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire", plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the U. S. Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. A new generation of air ranges based on the GPS (Global Positioning System) is now being developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for use by the U. S. Army.

Cubic Defense Systems, Inc. also produces the SRS (Sonobuoy Reference System) for anti-submarine aircraft for the United States and foreign Navies and the air/ground data link for the J-STARS reconnaissance system (Joint Suveillance and Target Attack Radar System) being built for the Air Force by Grumman. Avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, are built for the U. S. military, aircraft prime contractors and foreign governments.

In 1995, the company was selected by the U.S. Army for the Multiple Integrated Laser Engagement System (MILES) 2000 program. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems, to register hits or kills without endangering the target. These products, which are currently in the development phase, will be used by U.S. Army and Marine Corp. personnel as well as allied forces in realistic force-on-force combat training exercises.

Cubic Corporation - SEC Form 10-K                                        Page 4
-------------------------------------------------------------------------------


Cubic Applications, Inc. is a tactical knowledge based service company that teaches commanders to make correct decisions in battle situations by using computer simulation for training.

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

BACKLOG:

The defense segment's sales backlog at September 30, 1996 was $123,000,000 compared to $125,000,000 at September 30, 1995. Approximately $25,000,000 is not expected to be completed by September 30, 1997.

COMPETITION:

The defense segment competes with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of competition which present or future activities will encounter, particularly since the defense industry is subject to rapidly changing competitive conditions, customer requirements and technological developments. However, it is expected that United States government spending for defense programs will continue at a lower level than in the past, resulting in continued heavy competition for this segment.

AUTOMATIC REVENUE COLLECTION SYSTEMS

The automatic revenue collection systems segment includes four subsidiaries which work together to design, produce and service rail and bus fare collection systems. These include Cubic Automatic Revenue Collection Group, Southern Cubic Pty. Ltd. and Scanpoint Technology A/S, as well as the Company's subsidiary in England, Westinghouse Cubic Limited, which, as of September 30, 1996, is wholly-owned. This group of companies is the acknowledged leader in a market that serves rapid transit systems the world over.

The rail system product line, headquartered in San Diego, designs computerized systems for rapid transit rail systems. The manufacture of these systems is accomplished at the Tullahoma, Tennessee facility. The Company and its subsidiaries, Cubic Automatic Revenue Collection Group and Westinghouse Cubic Ltd., have been awarded large contracts by the cities of New York, Chicago, London and Sydney, Australia, as well as a major system enhancement for the Washington, D.C. Metro. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1996, the Company was awarded a contract by the Shanghai Metro Corporation to install automatic fare collection equipment in China's first modern heavy rail system. Additional orders from customers in Singapore and Hong Kong are received annually.

Cubic Corporation - SEC Form 10-K                                        Page 5
-------------------------------------------------------------------------------

Cubic Automatic Revenue Collection Group is also a major supplier of bus fareboxes. Public bus systems across the United States are being equipped with computerized fareboxes, which accept all denominations of coins, $1 bills and magnetically encoded passes. Contracts with New York and Chicago are currently in production.

There is worldwide demand for automatic revenue management systems in all forms of public transit. The Company's automatic revenue collection systems segment continues to provide the technology and leadership to give the world fare collection market quality products and service.

RAW MATERIALS:

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

BACKLOG:

The automatic revenue collection systems segment sales backlog at September 30, 1996 was $183,000,000, compared to $252,000,000 at September 30, 1995.
The decrease in backlog from 1995 to 1996 reflects the sale of the toll collection product line, which represented approximately $61,000,000 of the backlog at September 30, 1995. Approximately $78,000,000 of the September 30, 1996 backlog is not expected to be completed by September 30, 1997.

COMPETITION:

The Company's automatic revenue collection systems segment is a leading manufacturer of automatic fare collection systems for rapid transit systems throughout the world. The Company's state-of-the-art systems and equipment, together with continuing research and development, should enable it to maintain its leading position in the industry for the immediate foreseeable future. Incident to the sale of its automatic revenue collection systems products, the Company's subsidiaries are subject to possible liability by reason of warranties against defects in design, material and workmanship.

INDUSTRIAL OPERATIONS

The primary business included in the industrial operations segment is Consolidated Converting Co., which converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into seat covers.

The segment also includes call boxes produced by the Company's subsidiary, Cubic Communications, Inc., for use on freeways, golf courses and in parking lots and optical tooling produced by the Precision Electro-optical systems division.

Cubic Corporation - SEC Form 10-K                                       Page 6
--------------------------------------------------------------------------------



RAW MATERIALS:

Raw materials used in the industrial operations segment include sheet aluminum and steel, paper and composite products. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment. Paper shortages could delay completion of the segment's contracts in the future.


BACKLOG:

The industrial operations segment sales backlog at September 30, 1996 was $7,000,000, compared to $6,000,000 at September 30, 1995. Approximately $3,000,000 is not expected to be completed by September 30, 1997.


COMPETITION:

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

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $55,000,000, $46,000,000 and $35,000,000 in 1996, 1995 and 1994, respectively. The cost of
Company sponsored research and development activities was $7,186,000, $10,753,000 and $7,440,000 in 1996, 1995 and 1994, respectively.

The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

There were approximately 3,400 persons employed by the Company and its subsidiaries at September 30, 1996.

Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the Company's working capital requirements on those contracts.

Cubic Corporation - SEC Form 10-K                                       Page 7
--------------------------------------------------------------------------------



    (d)  FINANCIAL INFORMATION ABOUT FOREIGN
         AND DOMESTIC OPERATIONS AND EXPORT SALES

Information regarding foreign and domestic operations and export sales is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1996, and follows at Item 14(a)(1) of this filing, on pages 35 and 36.

ITEM 2.  PROPERTIES.

The Company's corporate headquarters and part of its subsidiary, Cubic Defense Systems, Inc., are located in a Company-owned 100,000 square-foot facility, situated on an 8-1/2 acre parcel in the City of San Diego, California.

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

A four-acre parcel, located adjacent and south of the above facility, is owned by the Company and contains a plant facility consisting of approximately 60,000 square feet used by Cubic Defense Systems, Inc.

The Company leases approximately 57,000 square feet of manufacturing and office space near the Corporate headquarters in San Diego. This facility is used by the Company's subsidiary, Cubic Defense Systems, Inc.

The Company also owns the property in which its Cubic Automatic Revenue Collection Group headquarters is located, consisting of approximately twenty acres and 78,000 square feet of plant and office facilities.

The Company's subsidiary, Westinghouse Cubic Ltd., owns a 60,000 square foot plant and office facility located on a two acre parcel in Merstham Surrey, approximately 30 miles north of London, England.

A 100,000 square-foot facility, located on sixteen acres in Tullahoma, Tennessee, is owned by the Company and used by Cubic Automatic Revenue Collection Group.

The Company leases approximately 75,000 square feet of manufacturing and office space in Teterboro, New Jersey. These facilities are partially used by the Precision Electro-Optical Division, with a portion available for sub-lease.

The Company and its subsidiaries own and lease additional plant and office facilities, individually under 50,000 square feet in size, at various locations around the United States for terms having varied expiration dates, mostly of short-term duration. See note G to the Consolidated Financial Statements for financial information about the Company's lease commitments, which follows at item 14(a)(1) of this filing, on page 30.

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

Cubic Corporation - SEC Form 10-K                                       Page 8
--------------------------------------------------------------------------------



ITEM 3.  LEGAL PROCEEDINGS.

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

The Company and its involved subsidiaries have joined a group of other potentially responsible parties (PRP Group) to share costs and resources and to undertake a unified course of action in response to their potential liability as potentially responsible parties and have, without admission of liability, entered into a Consent Order with the State to remove the most contaminated ground water and to develop a remedial action plan. The PRP Group has approved a budget of approximately $15 million for completion of the work required under the Consent Order (which budget includes $4 million which the PRP Group has agreed to pay to the State of California for response costs incurred with respect to the site). Approximately $13 million of the $15 million budgeted had been spent to date. The share of these costs currently attributable to the Company and its involved subsidiaries is approximately 2.5 percent. A second Consent Order is contemplated to conduct the site remediation in accordance with the plan.

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

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Company believes that Iran defaulted on the agreement and has brought a counterclaim for compensatory damages of $10.4 million, plus interest. In a preliminary ruling subject to further consideration, the arbitrary panel has eliminated the $15 million Iran damage claim as time barred and allowed the Company's damage claim to stand. The Company is vigorously contesting Iran's claim and believes its defenses and counterclaim are strong and that the ultimate outcome of the matter will not have a material effect on the Company's financial statements.

Cubic Corporation - SEC Form 10-K                                       Page 9
--------------------------------------------------------------------------------



ITEM 3.  LEGAL PROCEEDINGS--CONTINUED.

In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, unjust enrichment, fraud and deceit, among other related charges. The lawsuit claimed damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgement interest and costs of suit. The claims allegedly arise out of a strategic supplier agreement in which UDT Sensors, Inc. alleges it was to receive a subcontract to provide a certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach agreement on certain terms and conditions for a subcontract with UDT Sensors, Inc. and the lawsuit was filed. Written and deposition discovery has been initiated but no trial date has yet been set. Subsequent to the filing of the lawsuit, the Superior Court dismissed the part of UDT Sensors' claim dealing with breach of contract and the damages claim was reduced to $2 million. The only remaining claims are ones for fraud and unjust enrichment. The Company believes the lawsuit is without merit and will not have a material effect on the Company's financial statements, and is vigorously pursuing its defense.

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

Cubic Corporation - SEC Form 10-K                                      Page 10
--------------------------------------------------------------------------------



                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS.

The principal market on which the Company's common stock is being traded is the American Stock Exchange, Inc. The high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange, Inc. for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows. All amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

                   Sales Price of Common Shares           Dividends per Share
                  -------------------------------         -------------------
                     1996                1995             1996           1995
                  ------------       ------------         ----           ----
Quarter ended:    High     Low       High     Low

December 31       19-1/8   14-3/4    13-1/4  11-5/8         -              -
March 31          18-1/8   15-3/4    13-7/8  11-3/8       $.177         $.177
June 30           23-1/8   17-7/8    16-1/8  12-7/8         -              -
September 30      22       17-3/4    16-7/8  15            .19           .177


On December 6, 1996, the closing price of the Company's common stock on the American Stock Exchange, Inc. was $20.375.


The terms of the Company's credit facilities include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1996, the most restrictive covenant leaves consolidated retained earnings of $22.1 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

There were approximately 2,700 shareholders of record of the Company's common stock as of December 6, 1996.

Cubic Corporation - SEC Form 10-K                                       Page 11
-------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)

                                                               Year Ended September 30
                                                   1996      1995      1994      1993      1992
                                                 --------  --------  --------  --------  --------
Net sales                                        $407,621  $370,065  $260,622  $221,437  $237,505
Cost of sales                                     316,293   290,441   200,549   178,491   178,921
Selling, general and administrative
    expenses                                       69,359    60,505    52,071    42,347    51,384
Interest expense                                    3,081     2,995     2,535     2,294     4,223
Income taxes (benefit)                              6,568     3,437       825      (450)    1,100
Income from continuing operations                  11,063     5,392     2,533     2,210     4,080
Income (loss) from discontinued operations            -         -        (153)   20,071     2,931
Cumulative effect of accounting change                -         -       1,379       -         -
Net income                                         11,063     5,392     3,759    22,281     7,011

Average number of shares of common
    stock outstanding                               8,981     8,981     9,035     9,143     9,443

Per Share Data:
    Income from continuing operations            $   1.23  $    .60  $    .28  $    .24  $    .43
    Income (loss) from discontinued operations        -         -        (.02)     2.20       .31
    Cumulative effect of accounting change            -         -         .15       -          -
    Net income                                       1.23       .60       .41      2.44       .74
    Cash dividends                                   .367       .35       .35      1.02       .35

Year-End Data:
    Shareholders' equity                         $167,667  $159,865  $157,645  $159,552  $147,639
    Equity per share                                18.67     17.80     17.55     17.48     16.01
    Total assets                                  266,638   299,694   288,673   264,568   244,084
    Long-term debt                                 15,000    39,000    35,000    35,500    13,600
    Shares of common stock outstanding              8,981     8,981     8,981     9,129     9,219


Prior year shares outstanding and per share amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Cubic Corporation - SEC Form 10-K                                       Page 12
-------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1996 COMPARED TO FISCAL 1995

Continuing the upward trend started last year, sales increased again in fiscal 1996 by ten percent despite the sale, in May, of Cubic Toll Systems. Inc. (CTS) and the Company's toll collection systems product line. Defense sales increased by 16%, reflecting the strong bookings of contracts for training ranges and systems in fiscal 1995. Due to the divestiture of the toll product line, sales increases in the revenue collection systems segment were held to just under five percent.

Operating profits increased by over 50%, again continuing the trend started last year. Operating profits in the defense segment continued to benefit from mature programs such as the J-Stars data link and Personnel Locator Systems. In addition, reduced expenditures for Company sponsored research and development helped to improve operating profits. It is anticipated that defense profitability will improve further as programs in air and ground ranges won last year progress through their start up phases and further shipments are delivered for the more mature successful products.

Revenue collection systems profitability was significantly improved in fiscal 1996 by the elimination of toll systems losses recorded in fiscal 1995. On the other hand, profitability in the segment was somewhat hurt by the slow down in business activity at the Company's United Kingdom subsidiary, Westinghouse Cubic Ltd. (WCL). This slow down of new business activity was occasioned by the process of privatization of the ticketing and fare collection for the London Underground. The pursuit of this contract, coupled with the slow down mentioned above, adversely impacted the overall profit performance in this segment. Excluding this subsidiary, the revenue collection segment operating profit approximately doubled from the previous year.

Notwithstanding the lower performance in 1996, we believe the business climate is favorable for a bright future for WCL. It enjoys a long standing solid business relationship with its principal customer, the London Underground, and Cubic's participation in London's privatization project mentioned above is likely. Acquisition of the 50% share of this subsidiary not previously owned by Cubic was accomplished as of September 30, 1996. We believe this move will strengthen the Company's position in the United Kingdom and provide a foundation for future profitability in this market.

Improvement in cost of sales as a percentage of sales, from 78.5% to 77.6%, reflects the elimination of the toll systems losses of the prior year. Selling, general and administrative expenses amounted to 17.0% of sales, up from 16.3% in the previous year. This increase was primarily the result of increased selling activity in the revenue collection segment, directed toward the London Underground project and other major fare collection projects worldwide. Spending for research and development in 1996 returned to 1994 levels as certain defense technology projects for combat training ranges and surveillance systems were brought to completion in 1995 or early 1996.

Cubic Corporation - SEC Form 10-K                                       Page 13
-------------------------------------------------------------------------------

FISCAL 1995 COMPARED TO FISCAL 1994

Fiscal 1995 was a year of significant growth in revenue and operating profits for the Company. Sales increased by 42% from the fiscal 1994 level. The businesses acquired in 1994 and 1995 contributed to this growth, along with increased sales volume from automatic revenue collection systems customers in New York City and London, and a turnaround in the defense segment from the downward trend of recent years. Along with the increase in sales came increased operating profits, which grew from $11 million in fiscal 1994 to $15.1 million in fiscal 1995.

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

The Company continued its increased level of spending for research and development activities in the defense segment. The Company invested $9.7 million into the development of new technology for combat training ranges, surveillance receivers and related systems during fiscal 1995, compared to $6.5 million in fiscal 1994 and $3.0 million in fiscal 1993. These investments began to pay off for the Company, as three major contracts which apply this new technology were awarded in 1995.

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

Cost of sales increased as a percent of sales from 77.0% to 78.5%, reflecting the losses from the toll road business mentioned above. Selling, general and administrative expenses increased by $7 million as a result of the acquisitions made in 1994 and in support of the increase in sales volume of both major segments of the Company. However, these expenses decreased from 20.0% of sales in 1994 to 16.3% in 1995.

Cubic Corporation - SEC Form 10-K                                       Page 14
-------------------------------------------------------------------------------

FINANCIAL POSITION AND LIQUIDITY

During 1996, the Company maintained a $35 million unsecured revolving credit agreement with a group of banks (see Note F to the consolidated financial statements). The borrowing facility supported by this agreement provides liquidity to the Company to assure that additional working capital is available, if needed. The facility was unused as of September 30, 1996. The Company plans to extend this agreement, which will expire in August 1997.

Operating activities of the Company provided cash flow of $35.4 million in 1996, due primarily to the reduction of amounts receivable from customers such as the State of Florida and various U.S. Department of Defense customers. Proceeds of $17.7 million from the sale of the toll collection product line in May 1996 were used to retire $12 million of outstanding borrowings under the CTS revolving credit agreement. The Company used $6.6 million to acquire the remaining 50% ownership share in WCL as of September 30, 1996. Cash was used for normal additions to property, plant and equipment, a scheduled debt payment and the payment of dividends. Cash of $7 million was also used to repay borrowings under the revolving credit agreement described above.

At September 30, 1996 the Company had working capital of $99 million, including cash and marketable securities of $23 million, compared to total long-term debt of $20 million. Management believes that this strong financial position and liquidity and the revolving credit agreement provide adequate resources to meet anticipated financing needs at this time.

Cubic Corporation - SEC Form 10-K                                       Page 15
-------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 1996, are attached hereto, marked Pages 16 and 21 through 37.

              Report of Ernst & Young LLP, Independent Auditors
              See Page 16

              Consolidated Balance Sheet
              September 30, 1996 and 1995
              See Pages 21 and 22

              Consolidated Statement of Income and Retained Earnings Years ended September 30, 1996, 1995 and 1994
              See Page 23

              Consolidated Statement of Cash Flows
              Years ended September 30, 1996, 1995 and 1994
              See Page 24

              Notes to Consolidated Financial Statements
              September 30, 1996
              See Pages 25 through 37

ITEM 9.  DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

None.

Cubic Corporation - SEC Form 10-K                                       Page 16
________________________________________________________________________________


                  Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Cubic Corporation


We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



Ernst & Young LLP

San Diego, California
December 4, 1996

Cubic Corporation - SEC Form 10-K                                       Page 17
________________________________________________________________________________



                                       PART III




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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

Information regarding "Certain Relationships and Related Transactions" is included in Note K to the Consolidated Financial Statements for the year ended September 30, 1996, and follows at Item 14(a)(1) of this filing, on page 34.

Cubic Corporation - SEC Form 10-K                                       Page 18
________________________________________________________________________________



                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------

(a) Documents filed as part of this Report:

    (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

              Consolidated Balance Sheet
              September 30, 1996 and 1995

              Consolidated Statement of Income and Retained Earnings Years ended September 30, 1996, 1995 and 1994

              Consolidated Statement of Cash Flows
              Years ended September 30, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements
              September 30, 1996

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

(c) Exhibits:

         21.   List of Subsidiaries

         27.   Financial Data Schedule

(d) Financial Statement Schedules

         None

Cubic Corporation - SEC Form 10-K                                       Page 19
________________________________________________________________________________


                                      SIGNATURES
    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                  CUBIC CORPORATION

  12/18/96                /s/ Walter J. Zable

________________          ____________________________________________________
     Date                 WALTER J. ZABLE, President
------------------------------------------------------------------------------
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  12/18/96                /s/ Walter J. Zable
________________          ____________________________________________________
     Date                 WALTER J. ZABLE, President, Chief
                          Executive Officer and Chairman of the
                          Board of Directors


  12/18/96                /s/ Jackson D. Arnold
________________          ____________________________________________________
     Date                 JACKSON D. ARNOLD, Director


  12/18/96                /s/ Richard G. Duncan
________________          ____________________________________________________
     Date                 RICHARD G. DUNCAN, Director


  12/18/96                /s/ Raymond E. Peet
________________          ____________________________________________________
     Date                 RAYMOND E. PEET, Director


  12/18/96                /s/ William W. Boyle
________________          ____________________________________________________
     Date                 WILLIAM W. BOYLE, Director, Vice President of
                          Finance & Chief Financial Officer


  12/18/96                /s/ Thomas A. Baz
________________          ____________________________________________________
     Date                 THOMAS A. BAZ, Vice President and
                          Corporate Controller, Principal Accounting Officer

Cubic Corporation - SEC Form 10-K                                       Page 20
________________________________________________________________________________



                      ITEM 8, ITEM 14(A)(1) AND (2),(C) AND (D)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                       EXHIBITS






                                  Cubic Corporation

                            Year Ended September 30, 1996

                                San Diego, California

CUBIC CORPORATION - SEC FORM 10-K                                       PAGE 21
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                   September 30
                                                                1996          1995
                                                               ------        ------
                                                                  (in thousands)
 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $  20,062    $  20,705
  Marketable securities, available-for-sale                      2,759        3,405
  Accounts receivable:
       Trade and other receivables                               8,393       18,166
       Long-term contracts--Note D                             117,600      136,781
       Allowance for doubtful accounts                            (243)      (1,365)
                                                               -------      -------
                                                               125,750      153,582

  Inventories--Note E                                           15,233       18,995
  Deferred income taxes--Note H                                 10,386        7,314
  Prepaid expenses and other current assets                      4,298        3,756
                                                               -------      -------
            TOTAL CURRENT ASSETS                               178,488      207,757

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                    12,873       12,797
  Buildings and improvements                                    21,453       20,510
  Machinery and other equipment                                 64,628       55,273
  Leasehold improvements                                         2,655        2,376
  Allowance for depreciation and amortization                  (63,280)     (56,245)
                                                               -------      -------
                                                                38,329       34,711

OTHER ASSETS
  Toll equipment under operating leases, net--Note C               -         10,933

  Preferred stock of United States Elevator Corp.--Note J       20,000        20,000
  Cost in excess of net tangible assets of purchased
       businesses, less amortization--Note B                    18,847        16,886
  Miscellaneous other assets                                    10,974         9,407
                                                               -------       -------
                                                                49,821        57,226



                                                               -------       -------

TOTAL ASSETS                                                  $266,638      $299,694
                                                              --------      --------
                                                              --------      --------

CUBIC CORPORATION - SEC FORM 10-K                                       PAGE 22
-------------------------------------------------------------------------------




                                                                          September 30
                                                                       1996           1995
                                                                      ------         ------
                                                                          (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                            $  11,175       $  14,176
  Customer advances--Note B                                            33,891          40,643
  Salaries and wages, and amounts withheld from
       employees' compensation                                         14,051          13,135
  Other current liabilities                                            12,727          11,934
  Income taxes payable                                                  2,564           4,172
  Current portion of long-term debt                                     5,000           5,000
                                                                      -------         -------
            TOTAL CURRENT LIABILITIES                                  79,408          89,060

LONG-TERM DEBT, less current portion--Note F                           15,000          39,000

OTHER LIABILITIES
  Deferred income taxes--Note H                                         2,433           3,663
  Deferred compensation                                                 2,130           1,641
                                                                      -------         -------
                                                                        4,563           5,304

MINORITY INTEREST--Note B                                                 -             6,465

COMMITMENTS AND CONTINGENCIES--Notes G and L

SHAREHOLDERS' EQUITY--Note F
  Common stock, no par value:
       Authorized--15,000,000 shares
       Issued--11,888,243 shares                                          234             234
  Additional paid-in capital                                           12,123          12,123
  Retained earnings                                                   189,429         181,665
  Foreign currency translation adjustment                                (393)           (434)
  Treasury stock at cost:
       1996 -- 2,907,354 shares
       1995 -- 2,907,222 shares                                       (33,726)        (33,723)
                                                                    ---------        --------
                                                                      167,667         159,865
                                                                    ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $266,638        $299,694
                                                                    ---------        --------
                                                                    ---------        --------

See accompanying notes

CUBIC CORPORATION - SEC FORM 10-K                                       PAGE 23
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                     Year Ended September 30
                                                               1996             1995          1994
                                                               -------------------------------------
                                                               (in thousands, except per share data)
Revenue:
  Net sales                                                     $407,621      $370,065     $260,622
  Interest and dividends                                           2,901         3,171        3,987
  Other income--Note C                                             3,743         2,591        2,840
                                                                --------      --------     --------
                                                                 414,265       375,827      267,449
Costs and expenses:
  Cost of sales                                                  316,293       290,441      200,549
  Selling, general and administrative expenses                    69,359        60,505       52,071
  Research and development                                         7,186        10,753        7,440
  Interest                                                         3,081         2,995        2,535
                                                                --------      --------     --------
                                                                 395,919       364,694      262,595
                                                                --------      --------     --------
         INCOME FROM CONTINUING OPERATIONS BEFORE
              INCOME TAXES, MINORITY INTEREST AND
              CUMULATIVE EFFECT OF ACCOUNTING CHANGE              18,346        11,133        4,854

Income taxes--Note H                                               6,568         3,437          825
Minority interest in income of subsidiary--Note B                    715         2,304        1,496
                                                                --------      --------     --------
         INCOME FROM CONTINUING OPERATIONS
              BEFORE CUMULATIVE EFFECT OF
              ACCOUNTING CHANGE                                   11,063         5,392        2,533

Discontinued operations -- net loss on disposal                      -             -           (153)
Cumulative effect of accounting change--Note A                       -             -          1,379
                                                                --------      --------    ---------
         NET INCOME                                               11,063         5,392        3,759

Cash dividends paid (per share of common stock:
  1996--$.367, 1995--$.35 and 1994--$.35)                         (3,299)      (3,173)       (3,180)
Retained earnings at the beginning of the year                   181,665      179,446       178,867
                                                                --------     --------     ---------
         RETAINED EARNINGS AT THE END OF THE YEAR               $189,429     $181,665      $179,446
                                                                --------     --------     ---------
Per share amounts:
  Income from continuing operations                             $   1.23     $    .60     $     .28

  Income (loss) from discontinued operations                       -             -             (.02)
  Cumulative effect of accounting change                           -             -              .15
                                                                --------     --------     ---------
         NET INCOME PER SHARE                                   $   1.23     $    .60     $     .41
                                                                --------     --------     ---------
                                                                --------     --------     ---------
Average number of shares outstanding                               8,981        8,981         9,035
                                                                --------     --------     ---------
                                                                --------     --------     ---------

See accompanying notes

CUBIC CORPORATION - SEC FORM 10-K                                       PAGE 24
-------------------------------------------------------------------------------


CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                                        Year Ended September 30
                                                                         1996        1995        1994
                                                                         ----------------------------
                                                                                 (in thousands)
Operating Activities:
 Net income                                                              $11,063     $ 5,392      $ 3,759
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                       10,520       12,547        9,938

        Minority interest                                                   715        2,304        1,496
        Deferred income taxes                                            (3,549)      (4,394)       1,970
        Net loss (gain) on disposal of discontinued operations             -            -             153
        Cumulative effect of accounting change                             -            -          (1,379)
        Changes in operating assets and liabilities,
          net of effects from acquisitions:
               Accounts receivable                                       25,235      (22,395)         766
               Inventories                                                2,270          359         (625)
               Prepaid expenses                                            (551)        (490)         655
               Accounts payable and other current liabilities            (1,815)      (2,813)      (2,160)
               Customer advances                                         (6,324)      (6,791)      12,444
               Income taxes                                              (1,573)       5,746       (4,676)
               Other items - net                                           (583)       1,103         (138)
                                                                        -------      -------       ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      35,408       (9,432)      22,203
                                                                        -------      -------       ------

Investing Activities:
 Acquisition of businesses, net of cash acquired                         (6,632)      14,712      (20,367)
 Proceeds from sale of product line                                      17,731         -            -
 Sale of marketable securities                                              646        1,409       12,569
 Additions to toll equipment under operating leases                      (2,789)      (1,360)      (1,763)
 Purchases of property, plant and equipment                             (10,047)      (6,583)      (6,040)
 Proceeds from the sale of property, plant and equipment                    100        2,120          -
 Other items - net                                                       (4,044)      (5,878)      (3,735)
                                                                        -------      -------       ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (5,035)       4,420      (19,336)
                                                                        -------      -------       ------
Financing Activities:
 Proceeds from issuance of long-term debt                                  -           9,000        4,500
 Principal payments on long-term debt                                   (24,000)      (5,000)        (100)
 Purchases of treasury stock                                                 (3)        -          (2,051)
 Dividends paid to minority interest                                     (3,300)      (1,229)        (961)
 Dividends paid to shareholders                                          (3,299)      (3,173)      (3,180)
                                                                        -------      -------       ------
NET CASH USED IN FINANCING ACTIVITIES                                   (30,602)        (402)      (1,792)
                                                                        -------      -------       ------
Effect of exchange rates on cash                                           (414)         337          211
                                                                        -------      -------       ------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                     (643)      (5,077)       1,286

 Cash and cash equivalents at the beginning of the year                  20,705       25,782       24,496
                                                                        -------      -------       ------
CASH AND CASH EQUIVALENTS AT
 THE END OF THE YEAR                                                    $20,062      $20,705      $25,782
                                                                        -------      -------       ------
                                                                        -------      -------       ------

See accompanying notes

CUBIC CORPORATION - SEC FORM 10-K                                       PAGE 25
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including Westinghouse Cubic Limited
(WCL) subsequent to December 31, 1993, when WCL became controlled by the Company. As explained in Note B, WCL was 50% owned until September 30, 1996, at which time the Company acquired the remaining 50% interest in the Company from its former joint venture partner. All significant intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: Marketable securities are classified as available-for-sale and are stated at cost at September 30, 1996 and 1995, as the difference between cost and fair value of the securities is immaterial.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost.

Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 1996 and 1995 were immaterial .

PROPERTY, PLANT AND EQUIPMENT AND TOLL EQUIPMENT UNDER OPERATING LEASES:
Property, plant and equipment are carried at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. As explained in Note C, all of the Company's toll equipment under operating leases was sold during the year ended September 30, 1996, as a part of the sale of the Company's subsidiary, Cubic Toll Systems, Inc. (CTS). Provisions for depreciation and amortization of plant and equipment and toll equipment under operating leases amounted to $9,151,000, $11,206,000 and $9,430,000 in 1996, 1995 and 1994, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 26
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

COST IN EXCESS OF NET TANGIBLE ASSETS OF PURCHASED BUSINESSES: Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over a period of 15 years. Accumulated amortization at September 30, 1996 and 1995 was $3,056,000 and $1,925,000, respectively.

LONG-LIVED ASSETS: The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the year ended September 30, 1996, however, there was no impact on the Company's financial statements.

REVENUE RECOGNITION: Sales under long-term contracts are recognized as costs are incurred and fees are earned on cost-plus-fee contracts, and as costs are incurred and estimated profits are earned on long-term, fixed price contracts. Such estimated profits are computed by applying the various percentages of completion of the contracts to the estimated ultimate profits. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

INCOME TAXES:   Income taxes are accounted for under the provisions of FASB
Statement No. 109. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of adopting Statement 109, as of October 1, 1993, increased net income by $1,379,000, or $.15 per share, in the year ended September 30, 1994.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES: The Company is subject to the normal risks and uncertainties of performing large, multi-year, often fixed price contracts. In addition, certain of the Company's contracts provide the customer with fixed-price options which, if exercised, could result in losses to the Company upon performance.

RESTATEMENT FOR STOCK SPLIT: Prior year shares outstanding and per share amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

RECLASSIFICATION: Certain prior year amounts have been reclassified to conform to current year classifications.

Cubic Corporation - SEC Form 10-K                                       Page 27
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE B--ACQUISITIONS

On September 30, 1996, the Company acquired 50% of the outstanding stock of its subsidiary, Westinghouse Cubic Ltd. (WCL) for approximately $6.6 million, giving the Company control of 100% of the outstanding stock. The amount by which the purchase price exceeded the book value of the stock acquired was approximately $2.9 million and is being amortized over a period of 15 years using the straight-line method. WCL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation.

In May 1995, the Company acquired all of the outstanding stock of Scanpoint Technology A/S, a Danish company engaged in revenue collection equipment design, fabrication, and installation, for the nominal purchase price of one dollar. The acquisition was accounted for by the purchase method, and the assets and liabilities were recorded at their estimated fair values at the date of acquisition. The purchase included assets of $20.3 million, $14.7 million of which was cash, and liabilities assumed of $20.3 million, including a reserve for contract performance obligations in excess of realizable revenue of $14.7 million. The balance of this reserve was $1.1 million and $9.5 million at September 30, 1996 and 1995, respectively, and is included in customer advances on the consolidated balance sheet.

In April 1994, the Company acquired certain assets and assumed certain liabilities of the Titan Applications and Titan Services International divisions of The Titan Corporation, for a cash price of approximately $23.6 million. The acquisition was accounted for by the purchase method, and the assets and liabilities were recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the net book value of tangible assets was approximately $18.3 million and is being amortized over a period of 15 years using the straight-line method. The acquired entity provides training, applications and operations services primarily to the Department of Defense.

Unaudited pro forma results of the Company's operations, assuming the acquisitions had occurred as of October 1, 1995, 1994 and 1993, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of intercompany sales, reduction of nonrecurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisitions had taken place on the dates indicated or which may occur in the future.

                                                   Year Ended
                                                  September 30
                                          1996       1995       1994
                                        --------   --------   --------
    Net sales                           $407,621   $376,077   $305,253
    Income from continuing operations     11,488      7,704      5,407
    Net income                            11,488      7,704      6,633
    Net income per share                    1.28        .86        .73

Cubic Corporation - SEC Form 10-K                                       Page 28
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE C--SALE OF PRODUCT LINE

During the quarter ended June 30, 1996, the Company sold its toll collection product line and its subsidiary CTS, resulting in a modest gain, which is included in other income on the Consolidated Statement of Income and Retained Earnings. This sale included all toll equipment under operating leases, related inventory and accounts receivable. Proceeds of the sale, approximately $17.7 million, were used primarily to repay the line of credit borrowings which had been secured by the leases, leased equipment and capital stock of CTS. The Company may continue to manufacture toll collection equipment for the purchaser of the product line, but will no longer be involved in the sale or leasing of toll collection systems.

NOTE D--ACCOUNTS RECEIVABLE

The components of accounts receivable for long-term contracts at September 30 are as follows:

                                                  1996        1995
                                                --------    --------
                                                   (in thousands)
U.S. Government Contracts:
   Amounts billed                               $ 17,798    $ 26,806
   Recoverable costs and accrued profits on
     progress completed--not billed               33,027      30,632
                                                --------    --------
                                                  50,825      57,438
Commercial Customers:
   Amounts billed                                 24,094      18,174
   Recoverable costs and accrued profits on
     progress completed--not billed               42,681      61,169
                                                --------    --------
                                                  66,775      79,343
                                                --------    --------
                                                $117,600    $136,781
                                                --------    --------
                                                --------    --------

A substantial portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services. It is anticipated that such receivables from the U.S. Government at September 30, 1996 will be billed during 1997 as units are delivered and those from commercial customers will be billed upon completion of performance tests and/or acceptance by the customers in 1997.

Cubic Corporation - SEC Form 10-K                                       Page 29
-------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E--INVENTORIES

Inventories at September 30 are classified as follows:

                                                     1996       1995
                                                   --------   --------
                                                      (in thousands)

    Finished products                               $ 3,170    $ 2,846
    Work in process                                   3,634      6,850
    Materials and purchased parts                     8,429      9,299
                                                   --------   --------
                                                    $15,233    $18,995
                                                   --------   --------
                                                   --------   --------


NOTE F--FINANCING ARRANGEMENTS

Long-term debt at September 30 consists of the following:

                                                             1996       1995
                                                           --------   --------
                                                              (in thousands)

    Revolving credit agreement                              $   -      $ 7,000
    Revolving credit agreement of CTS, a former subsidiary      -       12,000
    Unsecured note payable to an insurance company,
      due $5,000,000 annually on June 30, plus
      interest at 6.09% payable semi-annually                20,000     25,000
                                                           --------   --------
                                                             20,000     44,000
    Less current portion                                      5,000      5,000
                                                           --------   --------
                                                            $15,000    $39,000
                                                           --------   --------
                                                           --------   --------

During the year ended September 30, 1995, the Company entered into a $35 million unsecured revolving credit agreement with a group of banks which expires in August 1997. Borrowings under this agreement bear interest at rates indexed to either the prime rate or LIBOR, selected at the Company's option. The terms of the credit agreement provide for commitment fees of 1/4 of 1% per annum of the available unutilized balance. As of September 30, 1996, there were no borrowings outstanding under this credit agreement.

The terms of the credit facilities include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1996, the most restrictive covenant leaves consolidated retained earnings of $22.1 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

Interest paid amounted to $3,186,000, $3,063,000 and $2,377,000 in 1996, 1995
and 1994, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 30
-------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE G--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous office machines and other equipment under noncancelable operating leases expiring in various years through 2003. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense for all operating leases amounted to $3,286,000, $2,833,000 and $2,591,000 in 1996, 1995 and 1994, respectively.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 1996 (in thousands):

                             1997    $2,666
                             1998     2,131
                             1999     1,860
                             2000     1,071
                             2001       421
                       Thereafter       485
                                     ------
                                     $8,634
                                     ------
                                     ------


NOTE H--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                              1996      1995
                                                            --------  --------
                                                              (in thousands)
    Deferred tax assets:
      Accrued employee benefits                             $  2,968  $  2,884
      Inventory reserves and long-term contract accounting     6,202     3,338

      Self-insurance reserves                                    908       846
      Deferred compensation                                      878       662
      Other                                                    2,652     2,275
                                                            --------  --------
        Total deferred tax assets                             13,608    10,005
      Valuation allowance for deferred tax assets               (191)     (171)
                                                            --------  --------
        Net deferred tax assets                               13,417     9,834
                                                            --------  --------
    Deferred tax liabilities:
      Tax over book depreciation                                 707     1,093
      Leveraged lease accounting                               2,831     2,673
      Other                                                    1,926     2,417
                                                            --------  --------
        Total deferred tax liabilities                         5,464     6,183
                                                            --------  --------
    Net deferred tax asset                                  $  7,953  $  3,651
                                                            --------  --------
                                                            --------  --------

Cubic Corporation - SEC Form 10-K                                        Page 31
--------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES--Continued

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                  1996      1995      1994
                                                 ------    ------    -------
                                                      (in thousands)
         Current (credit):
              Federal                            $ 7,660   $ 4,787   $(2,007)
              State                                1,418       640      (613)
              Foreign                              1,039     2,404     1,475
                                                 -------   -------   -------
              Total current                       10,117     7,831    (1,145)
         Deferred (credit):
              Federal                             (3,002)   (3,834)    1,412
              State                                 (520)     (519)      558
              Foreign                                (27)      (41)      --
                                                 -------   -------   -------
              Total deferred                      (3,549)   (4,394)    1,970
                                                 -------   -------   -------
                                                 $ 6,568   $ 3,437   $   825
                                                 -------   -------   -------
                                                 -------   -------   -------


The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                  1996      1995      1994
                                                 ------    ------    -------
                                                        (in thousands)

         Taxes on income based on statutory
              federal income tax rate            $6,421    $3,785     $1,650
         State income taxes (credit), net of
              federal tax benefit                   583        79        (37)
                                                 ------    ------    -------
                                                  7,004     3,864      1,613
         Increases (decreases) resulting from:
              Effect of recording equity in
                net income of Westinghouse
                Cubic Ltd.                          --        --        (210)
              Tax exempt interest and
                dividend income                    (494)     (504)      (391)
              Foreign sales corporation
                tax benefit                        (403)     (182)      (244)
              Non-deductible expenses               714       214        420
              Effect of change in tax rates
                on deferred tax asset              (226)      --         --
              Other                                 (27)       45       (363)
                                                 ------    ------    -------
                                                   (436)     (427)      (788)
                                                 ------    ------    -------
                                                 $6,568    $3,437     $  825
                                                 ------    ------    -------
                                                 ------    ------    -------

The Company made income tax payments, net of refunds, totalling $11,689,000, $2,085,000 and $3,246,000 in 1996, 1995 and 1994, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 32
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES--Continued

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change include the following components:

                                                     1996      1995      1994
                                                    -------   -------   -------
                                                           (in thousands)

         United States                              $15,295   $ 3,452   $   386
         Foreign                                      3,051     7,681     4,468
                                                    -------   -------   -------
              Total                                 $18,346   $11,133    $4,854
                                                    -------   -------   -------
                                                    -------   -------   -------


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

Net pension cost for this plan included the following components:

                                                     1996      1995      1994
                                                    -------   -------   -------
                                                           (in thousands)
         Service cost--benefits earned
           during the period                        $ 1,681   $ 1,398   $ 1,627
         Interest cost on projected benefit
           obligation                                 2,453     2,216     2,154
         Actual (return) loss on plan assets         (3,516)   (4,526)      752
         Net amortization and deferral                1,062     2,513    (2,975)
                                                    -------   -------   -------
         Net pension cost                           $ 1,680   $ 1,601   $ 1,558
                                                    -------   -------   -------
                                                    -------   -------   -------

Cubic Corporation - SEC Form 10-K                                       Page 33
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE I--PENSION AND OTHER RETIREMENT PLANS--Continued

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet as of September 30, 1996 and 1995, for the Company's defined benefit pension plan:

                                                              1996      1995
                                                             -------   -------
                                                               (in thousands)
         Actuarial present value of benefit obligations:
           Vested benefits                                   $29,662   $27,628
           Non vested benefits                                   792       682
                                                             -------   -------
         Accumulated benefit obligation                      $30,454   $28,310
                                                             -------   -------
                                                             -------   -------

         Projected benefit obligation for services
           rendered to date                                  $33,795   $31,460
         Plan assets at fair value                            33,276    27,560
                                                             -------   -------
         Projected benefit obligation in excess of
           plan assets                                           519     3,900
         Unrecognized net transition asset                       124       176
         Unrecognized prior service costs                         38        47
         Unrecognized net loss                                  (905)   (3,028)
                                                             -------   -------
         Pension (asset) liability recognized in the
           consolidated balance sheet                        $  (224)  $ 1,095
                                                             -------   -------
                                                             -------   -------

Major assumptions at year-end are as follows:

                                                     1996      1995      1994
                                                   -------   -------   -------
         Discount rate                               7.7%      7.4%      8.5%
         Rate of increase in compensation level      4.5%      4.5%      5.5%
         Expected long-term rate of return
           on assets                                 8.5%      8.5%      8.5%

Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The Company and certain of its subsidiaries also have other retirement plans which provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans. These plans provide for full vesting of benefits over five to seven years. A substantial portion of Company contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $6,215,000, $5,606,000 and $5,015,000 in 1996, 1995 and 1994, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 34
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE J--DISCONTINUED OPERATIONS

In 1993, the Company sold all of the outstanding common stock of its subsidiary, United States Elevator Corp. (USEC), to Thyssen Holding Corporation (Thyssen). Proceeds of the sale were $40 million in cash and $20 million of USEC 6% cumulative, nonvoting, redeemable preferred stock which is required to be repurchased by Thyssen at the option of the Company. The gain on the sale was $20 million, net of applicable income taxes of $5 million. The agreement for the sale of USEC also provides for possible additional consideration based on a formula relating to the post-sale earnings of USEC. This contingent payment provision, which would also require redemption of the preferred stock, can be triggered by either party through 2009.

NOTE K--RELATED PARTY TRANSACTIONS

The Company leases certain manufacturing facilities in the County of San Diego from co-owners Walter C. Zable, an officer and director of the Company, and his sister, who are the children of Walter J. Zable. The facilities are leased through July 1997 under a triple net lease at the rate of $168,000 per year.

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable, entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed in the year incurred. The amounts expensed related to the policy were a net $130,000, $390,000 and $503,000 in 1996, 1995 and 1994, respectively. However, should the policy be held to maturity, all payments advanced to carry this policy will be returned. Further, should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made, and amounts previously expensed in the early years of the policy will have been reversed.

NOTE L--LEGAL MATTER

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

Cubic Corporation - SEC Form 10-K                                       Page 35
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION

The Company's operations are best grouped into three main product segments: defense, automatic revenue collection systems, and industrial operations. A description of each segment's primary activities follows:

DEFENSE--work under U.S. and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, distributed interactive simulation, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, avionics systems and space RF/digital products.

AUTOMATIC REVENUE COLLECTION SYSTEMS--the design, production and servicing of electronic and mechanical revenue collection systems.

INDUSTRIAL OPERATIONS--includes the manufacture of freeway call boxes, optical tooling and paper products.

Business segment financial data for the three years ended September 30, 1996, is presented below.

                                                     1996      1995      1994
                                                    ------    ------    ------
                                                          (in millions)
Revenue:
   Defense                                          $195.9    $168.4    $113.3
   Automatic revenue collection systems              192.8     183.4     130.2
   Industrial operations                              21.0      18.7      17.6
                                                    ------    ------    ------
                                                     409.7     370.5     261.1
   Corporate                                           4.6       5.3       6.3
                                                    ------    ------    ------
Consolidated Totals                                 $414.3    $375.8    $267.4
                                                    ------    ------    ------
                                                    ------    ------    ------

Operating profit:
   Defense                                          $  7.6    $  4.0    $  2.2
   Automatic revenue collection systems*              14.4       9.8       7.7
   Industrial operations                               0.8       1.3       1.1
                                                    ------    ------    ------
Consolidated Operating Profit                         22.8      15.1      11.0
   Corporate                                          (1.4)     (1.0)     (3.6)
   Interest expense                                   (3.1)     (3.0)     (2.5)
                                                    ------    ------    ------
Income from Continuing Operations before
   Income Taxes,Minority Interest and Cumulative
   Effect of Accounting Change                      $ 18.3    $ 11.1    $  4.9
                                                    ------    ------    ------
                                                    ------    ------    ------

* Beginning with the year ended September 30, 1995, the Company changed its method of allocating certain corporate expenses to its subsidiaries. This change in allocation of costs resulted in a decrease of approximately $3.0 million in operating profit of the automatic revenue collection systems segment for the years ended September 30, 1996 and 1995, and a corresponding decrease in net corporate expenses.

Cubic Corporation - SEC Form 10-K                                       Page 36
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION--Continued

                                                    1996       1995     1994
                                                   ------     ------   ------
                                                          (in millions)
 Identifiable assets:
    Defense                                        $107.6     $112.9   $105.0
    Automatic revenue collection systems             86.1      128.1    104.7
    Industrial operations                             5.1        3.5      3.6
                                                    198.8      244.5    213.3
    Corporate                                        67.8       55.2     75.4
                                                   ------     ------   ------
Consolidated Totals                                $266.6     $299.7   $288.7
                                                   ------     ------   ------
                                                   ------     ------   ------

Depreciation and amortization:
    Defense                                        $  4.6     $  3.3   $  2.1
    Automatic revenue collection systems              5.0        8.4      7.1
    Industrial operations                             0.3        0.3      0.3
                                                   ------     ------   ------
                                                      9.9       12.0      9.5
    Corporate                                         0.6        0.5      0.4
                                                   ------     ------   ------
Consolidated Totals                                $ 10.5     $ 12.5   $  9.9
                                                   ------     ------   ------
                                                   ------     ------   ------

Gross capital expenditures:
    Defense                                        $  6.7     $  3.5   $  2.9
    Automatic revenue collection systems              5.0        3.6      4.5
    Industrial operations                             0.2        0.2      0.1
                                                   ------     ------   ------
                                                     11.9        7.3      7.5
    Corporate                                         0.9        0.6      0.3
                                                   ------     ------   ------
Consolidated Totals                                $ 12.8     $  7.9   $  7.8
                                                   ------     ------   ------
                                                   ------     ------   ------

Intersegment sales are immaterial. Sales of $170.8 million, $154.6 million and $101.9 million in 1996, 1995 and 1994, respectively, were made to United States Government agencies by the defense segment. Automatic revenue collection systems sales include $35.2 million, $57.1 million and $24.3 million in 1996, 1995 and 1994, respectively, to the New York City Transit Authority in addition to $39.1 million, $48.2 million and $27.9 million in 1996, 1995 and 1994, respectively, to the London Underground. No other single customer accounts for 10% or more of the Company's revenue.

Domestic revenue includes $44.7 million, $30.8 million and $30.1 million in 1996, 1995 and 1994, respectively, for export. The Company's foreign assets represent less than 10% of total assets. Foreign revenue consists of $59.2 million, $56.5 million and $27.9 million in sales made by foreign subsidiaries in the automatic revenue collection systems segment during 1996, 1995 and 1994, respectively. Consolidated operating profit includes $3.3 million, $6.4 million and $4.5 million in operating profit from these foreign subsidiaries in 1996, 1995 and 1994, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 37
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE N--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995:


                                                Quarter Ended
                             ---------------------------------------------------
                             December 31    March 31    June 30     September 30
                             -----------    --------    -------     ------------
                                      (in thousands, except per share data)
                        1996
                        ----
    Net sales                   $93,964     $110,870    $98,667         $104,120
    Gross profit                 19,269       22,896     23,502           25,661
    Net income                    2,166        2,486      3,136            3,275
    Net income per share            .24          .28        .35              .36

                        1995
                        ----
    Net sales                   $69,607      $91,968    $94,395         $114,095
    Gross profit                 18,091       19,124     20,774           21,635
    Net income                    1,858          374      1,188            1,972
    Net income per share            .21          .04        .13              .22