Form 10-Q
period 1996-12-31
CUBIC CORP /DE/
filed 1997-02-13
CIK 26076

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       For the Quarter Ended December 31, 1996



                                        1-8931
                                ----------------------
                                Commission File Number


                                  CUBIC CORPORATION
                 Exact Name of Registrant as Specified in its Charter



                     Delaware                          95-1678055
                ----------------------             -----------------
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

    Yes X     No
        -----   ------

As of January 27, 1997, Registrant had only one class of common stock of which there were 8,980,889 shares outstanding (after deducting 2,907,354 shares held as treasury stock).

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS


                                  CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                    (amounts in thousands, except per share data)

                                            Three Months Ended
                                               December 31
                                              1996         1995
                                             -------      -------
    Revenues:
         Net sales                             $84,058    $93,964
         Other income                            1,174      1,156
                                               -------    -------
                                                85,232     95,120
    Costs and expenses:
         Cost of sales                          64,870     74,695
         Selling, general and
          administrative expenses               14,084     13,942
         Research and development                1,314      1,983
         Interest                                  419        697
                                               -------    -------
                                                80,687     91,317
                                                -------   -------
    Income before income taxes and minority
     interest                                    4,545      3,803

    Income taxes                                 1,650      1,300
    Minority interest in income of subsidiary       -         337
                                                -------   -------
    Net income                                  $ 2,895   $ 2,166
                                                -------   -------
                                                -------   -------
    Net income per share                        $   .32   $   .24
                                                -------   -------
                                                -------   -------
    Average shares of common
         stock outstanding                        8,981     8,981
                                                -------   -------
                                                -------   -------
    See accompanying notes.

                                  CUBIC CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (thousands of dollars)

                                                  December 31    September 30
                                                      1996           1996
                                                 (Unaudited)    (See note below)
                                                 -----------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents                     $ 12,793            $ 20,062
    Marketable securities, available-for-sale        2,759               2,759
    Accounts receivable                            123,733             125,750
    Inventories -- Note C                           17,332              15,233
    Preferred stock of U. S. Elevator Corp.
     -- Note D                                      20,000                 -
    Deferred income taxes and other current assets  14,184              14,684
                                                 -----------    ----------------
              Total current assets                 190,801             178,488

Property, plant and equipment - net                 38,221              38,329
Preferred stock of U. S. Elevator Corp. -- Note D      -                20,000
Cost in excess of net tangible assets of
    purchased businesses, less amortization         18,481              18,847
Miscellaneous other assets                          11,079              10,974
                                                 -----------    ----------------
                                                  $258,582            $266,638
                                                 -----------    ----------------
                                                 -----------    ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other current
     liabilities                                 $ 59,710            $  71,844
    Income taxes payable                            2,706                2,564
    Current portion of long-term debt               5,000                5,000
                                                 -----------    ----------------
              Total current liabilities            67,416               79,408

Long-term debt                                     15,000               15,000
Deferred income taxes and other                     4,885                4,563

Shareholders' equity:
  Common stock                                        234                  234
  Additional paid-in capital                       12,123               12,123
  Retained earnings                               192,324              189,429
  Foreign currency translation adjustment             326                 (393)
  Treasury stock at cost                          (33,726)             (33,726)
                                                 -----------    ----------------
                                                  171,281              167,667
                                                 -----------    ----------------
                                                 $258,582            $ 266,638
                                                 -----------    ----------------
                                                 -----------    ----------------

 Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.


 See accompanying notes.

                                  CUBIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                (thousands of dollars)

                                                     Three Months Ended
                                                        December 31
                                                       1996        1995
                                                     ---------   ----------
Operating Activities:
    Net income                                        $  2,895   $ 2,166
    Adjustments to reconcile net income to net cash
         used in operating activities:
           Depreciation and amortization                 2,013     2,785
           Minority interest                                -        337
           Changes in operating assets and liabilities (10,556)   (8,385)
                                                     ---------   ----------
         NET CASH USED IN OPERATING ACTIVITIES          (5,648)   (3,097)
                                                     ---------   ----------
Investing Activities:
    Sales of marketable securities                          -        165
    Net additions to property, plant and equipment
      and toll equipment under operating leases         (1,520)   (3,845)
    Other items - net                                       -     (1,394)
                                                     ---------   ----------
         NET CASH USED IN INVESTING ACTIVITIES          (1,520)   (5,074)
                                                     ---------   ----------

Financing Activities:
    Credit line borrowings                                  -      7,000
    Principal payments on credit line                       -     (1,000)
                                                     ---------   ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES          -      6,000
                                                     ---------   ----------
Effect of exchange rates on cash                          (101)      (71)
                                                     ---------   ----------
         NET DECREASE IN CASH
              AND CASH EQUIVALENTS                      (7,269)   (2,242)

Cash and cash equivalents at the
    beginning of the period                             20,062    20,705
                                                     ---------   ----------
         CASH AND CASH EQUIVALENTS AT
              THE END OF THE PERIOD                    $12,793   $18,463
                                                     ---------   ----------
                                                     ---------   ----------

See accompanying notes.

                                  CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  December 31, 1996


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended September 30, 1996.

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

B.  PER SHARE AMOUNTS

         Per share amounts are based upon the weighted average number of shares of common stock outstanding. Prior year per share amounts have been restated to reflect a 3-for-2 stock split distributed in August 1996.


C.  INVENTORIES

                                         December 31    September 30
                                            1996           1996
                                         -----------    -------------
 Inventories consist of the following:
    Finished products                      $ 2,423      $ 3,170
    Work in process                          5,544        3,634
    Raw material and purchased parts         9,365        8,429
                                         -----------    -------------
                                           $17,332      $15,233
                                         -----------    -------------
                                         -----------    -------------

                                  CUBIC CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                  December 31, 1996


D.  PREFERRED STOCK OF U. S. ELEVATOR CORP.

         On December 30, 1996, the Company exercised its option to require Thyssen Holding Corporation (Thyssen) to purchase from the Company all of the preferred stock of U.S. Elevator Corp. (USEC). In accordance with the terms of the agreement, proceeds from the sale of the stock of $20 million will be received by the Company within 10 days of the Company meeting certain guarantee obligations under the agreement. This is expected to occur in February 1997.

         In addition to the sale of the stock, the agreement provides for additional consideration to be paid by Thyssen, based on the earnings of USEC from October 1, 1992 to December 30, 1996. The exact amount of this additional payment has not yet been determined nor agreed upon between the parties, but could exceed $10 million. This additional consideration will be used to offset the costs of certain product liability and warranty obligations which were incorporated in the original sale agreement. Therefore, no additional gain or loss will be realized by the Company in connection with this transaction.

E.  LEGAL MATTER

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

F.  REVIEW BY INDEPENDENT ACCOUNTANTS

         A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                  CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                  December 31, 1996

Sales for the first quarter of fiscal 1997 were 10% below the first quarter of fiscal 1996, primarily because of the sale, in May 1996, of the toll collection product line. The elimination of this product line resulted in lower overall sales in the automatic revenue collection systems segment, which were partially offset by somewhat higher sales in the defense segment.

Operating profits in the automatic revenue collection systems segment for the quarter ended December 31, 1996 were comparable to the prior year. The toll collection product line, which was sold, had contributed no operating profit in the first quarter of fiscal 1996, therefore, its elimination had little impact on operating profits in the current year.

Operating profits in the defense segment were higher than in the previous year, for the first quarter, as a result of higher operating profits in product lines such as the J-STARS Data Link and Personnel Locator Systems, in addition to reduced research and development expenditures for combat training systems. However, cost growth on the contract to develop the new MILES 2000 (Multiple Integrated Laser Engagement System) technology limited the increase in operating profits in this segment. This cost growth is the result of technical issues in the development of the system, which management believes have now been resolved and should not impact the prospects for follow-on production orders and expansion into international markets.


FINANCIAL POSITION AND LIQUIDITY

During the three month period ended December 31, 1996, operating activities used $5.6 million in cash, due primarily to the liquidation of certain customer advances during the period. Normal expenditures for capital equipment used $1.5 million, resulting in a decrease in cash and cash equivalents of $7.3 million.

As described in Note D, the Company should receive in excess of $30 million during fiscal 1997, related to the sale of its former subsidiary, U. S. Elevator Corp. The Company expects that this cash payment, along with cash on hand and available through its line of credit facility, will be adequate to meet its short-term financing needs.

The Company's financial condition remains strong with working capital of $123.4 million and a current ratio of 2.8 to 1 at December 31, 1996.

The backlog of orders at December 31, 1996 was $320 million compared to $313 million at September 30, 1996 and $358 million at December 31, 1995. The reduction from December 31, 1995 to December 31, 1996, reflects the sale of the toll product line.

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

                             CUBIC CORPORATION


 Date  February 10, 1997      /s/ W. W. Boyle
       -----------------     --------------------
                              W. W. Boyle
                              Vice President Finance and CFO


 Date  February 10, 1997      /s/ T. A. Baz
       -----------------      --------------------
                              T. A. Baz
                              Vice President and Controller