Form 10-Q
period 1997-03-31
CUBIC CORP /DE/
filed 1997-05-14
CIK 26076

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         For the Quarter Ended March 31, 1997



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

As of April 30, 1997, Registrant had only one class of common stock of which there were 8,980,889 shares outstanding (after deducting 2,907,354 shares held as treasury stock).

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                                  CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                    (amounts in thousands, except per share data)

                                                 Six Months Ended   Three Months Ended
                                                     March 31            March 31
                                                  1997      1996      1997      1996
                                                  ----      ----      ----      ----
Revenues:
  Net sales                                     $180,245   $204,834  $96,187  $110,870
  Other income                                     2,994      2,488    1,820     1,322
                                                --------   --------  -------  --------
                                                 183,239    207,322   98,007   112,202
Costs and expenses:
  Cost of sales                                  140,493    162,669   75,623    87,974
  Selling, general and
    administrative expenses                       30,096     30,822   16,012    16,880
Research and development                           3,072      4,104    1,758     2,121
Interest                                             858      1,865      439     1,168
                                                --------   --------  -------  --------
                                                 174,519    199,460   93,832   108,143
                                                --------   --------  -------  --------

Income before income taxes and minority interest   8,720      7,862    4,175     4,059

Income taxes                                       3,150      2,850    1,500     1,550
Minority interest in income of subsidiary              -        360        -        23
                                                --------   --------  -------  --------

Net income                                      $  5,570   $  4,652 $  2,675  $  2,486
                                                --------   --------  -------  --------
                                                --------   --------  -------  --------

Net income per share                            $    .62   $    .52  $   .30  $    .28
                                                --------   --------  -------  --------
                                                --------   --------  -------  --------

Dividends per share                             $    .19   $ .1767   $   .19  $  .1767
                                                --------   --------  -------  --------
                                                --------   --------  -------  --------

Average shares of common
  stock outstanding                                8,981      8,981    8,981     8,981
                                                --------   --------  -------  --------
                                                --------   --------  -------  --------


    See accompanying notes.

                                  CUBIC CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (thousands of dollars)

                                                      March 31      September 30
                                                        1997            1996
                                                    (Unaudited)   (See note below)
                                                    -----------   ----------------
ASSETS
Current assets:
    Cash and cash equivalents                         $ 24,438         $ 20,062
    Marketable securities, available-for-sale            2,718            2,759
    Accounts receivable                                132,678          125,750
    Inventories -- Note C                               17,696           15,233
    Deferred income taxes and other current assets      14,336           14,684
                                                      --------         --------
      Total current assets                             191,866          178,488

Property, plant and equipment - net                     38,345           38,329
Preferred stock of U. S. Elevator Corp. -- Note D            -           20,000
Cost in excess of net tangible assets of
    purchased businesses, less amortization             18,116           18,847
Miscellaneous other assets                              15,573           10,974
                                                      --------         --------
                                                      $263,900         $266,638
                                                      --------         --------
                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other current liabilities    $ 66,414         $ 71,844
    Income taxes payable                                   699            2,564
    Current portion of long-term debt                    5,000            5,000
                                                      --------         --------
      Total current liabilities                         72,113           79,408

Long-term debt                                          15,000           15,000
Deferred income taxes and other                          4,968            4,563

Shareholders' equity:
  Common stock                                             234              234
  Additional paid-in capital                            12,123           12,123
  Retained earnings                                    193,293          189,429
  Foreign currency translation adjustment                 (105)            (393)
  Treasury stock at cost                               (33,726)         (33,726)
                                                      --------         --------
                                                       171,819          167,667
                                                      --------         --------
                                                      $263,900         $266,638
                                                      --------         --------
                                                      --------         --------


Note:   The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                                  CUBIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                (thousands of dollars)
                                                         Six Months Ended
                                                             March 31
                                                         1997           1996
                                                         ----           ----
Operating Activities:
    Net income                                         $ 5,570        $ 4,652
    Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                      4,000          5,839
      Minority interest                                      -            360
      Changes in operating assets and liabilities      (32,454)          (500)
                                                       -------        -------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                               (22,884)        10,351
                                                       -------        -------

Investing Activities:
    Sales of marketable securities                          41            290
    Proceeds from sale of U. S. Elevator Corp.          31,996              -
    Net additions to property, plant and equipment
      and toll equipment under operating leases         (3,273)        (5,644)
    Other items - net                                      443           (917)
                                                       -------        -------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                29,207         (6,271)
                                                       -------        -------

Financing Activities:
    Credit line borrowings                                   -          5,800
    Purchases of treasury stock                              -             (3)
    Dividends paid                                      (1,706)        (1,587)
                                                       -------        -------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                (1,706)         4,210
                                                       -------        -------

Effect of exchange rates on cash                          (241)          (402)
                                                       -------        -------

    NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                 4,376          7,888

Cash and cash equivalents at the
    beginning of the period                             20,062         20,705
                                                       -------        -------

    CASH AND CASH EQUIVALENTS AT
    THE END OF THE PERIOD                              $24,438        $28,593
                                                       -------        -------
                                                       -------        -------

See accompanying notes.

                                  CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    March 31, 1997


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

C.  INVENTORIES

                                                      March 31    September 30
                                                        1997         1996
                                                        ----         ----
         Inventories consist of the following:
              Finished products                        $ 2,776       $ 3,170
              Work in process                            6,600         3,634
              Raw material and purchased parts           8,320         8,429
                                                       -------       -------
                                                       $17,696       $15,233
                                                       -------       -------
                                                       -------       -------

                                  CUBIC CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                    March 31, 1997


D.  PREFERRED STOCK OF U. S. ELEVATOR CORP.

     On December 30, 1996, the Company exercised its option to require Thyssen Holding Corporation (Thyssen) to purchase from the Company all of the preferred stock of U.S. Elevator Corp. (USEC). In accordance with the terms of the agreement, proceeds from the sale of the stock of $20 million were received by the Company in February 1997.

     In addition to the sale of the stock, the agreement provided for additional consideration to be paid by Thyssen, based on the earnings of USEC from October 1, 1992 to December 30, 1996. This consideration, amounting to approximately $12 million, was received on March 31, 1997 and will be used to offset the costs of certain product liability and warranty obligations which were incorporated in the original sale agreement. Therefore, no additional gain or loss has been realized by the Company in connection with this transaction.

E.  SUBSEQUENT EVENT

     On April 9, 1997, the Company acquired all of the outstanding capital shares of Thorn Transit Systems International Limited and Thorn Transit Korean Holdings Limited, which were wholly-owned subsidiaries of EMI Group plc, a United Kingdom corporation, for cash in the amount of $12.9 million. The Company intends that the assets of the acquired companies will continue to be devoted to the automatic revenue collection systems business.

F.  LEGAL MATTER

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


G.  REVIEW BY INDEPENDENT ACCOUNTANTS

     A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                  CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                    March 31, 1997


Sales for the six month period ended March 31, 1997 were 12% below the same period of fiscal 1996, primarily because of the sale of the toll collection product line in May 1996. As a result of the sale of this product line, the automatic revenue collection systems segment generated lower overall sales than in the previous year, while the defense segment experienced a moderate increase in sales.

Operating profits in the automatic revenue collection systems segment for both the quarter and six months ended March 31, 1997 were lower than the prior year because of the sale of the toll collection product line. This product line had contributed operating profits in the second quarter of fiscal 1996, so its elimination reduced operating profits in the current year. Operating profits in the first six months of the fiscal year, for the remaining product lines of this segment, were comparable with the same period in fiscal 1996.

Operating profits in the defense segment were somewhat lower in the first six months of the year, than in the previous year, primarily as the result of cost growth on the contract to develop the new MILES 2000 (Multiple Integrated Laser Engagement System) technology. This resulted from greater than expected costs to resolve technical issues in the development of the system. It is anticipated that this product will be ready for full production by the end of the fiscal year. The J-STARS Data Link and Personnel Locator System product lines continued to generate higher profits than in the previous fiscal year, helping to mitigate the impact of the MILES 2000 cost issues.

Despite the lower operating profits described above, net income for both the quarter and six months ended March 31, 1997 was higher than in the corresponding periods of fiscal 1996. This resulted from of a significant reduction in interest expense in the first half of fiscal 1997 because of the repayment of $24 million in long-term debt during the third quarter of fiscal 1996. In addition, during the quarter ended March 31, 1997 the company realized a modest gain on the sale of its call box product line, which is included in other income on the consolidated condensed statement of income.

FINANCIAL POSITION AND LIQUIDITY

During the six month period ended March 31, 1997, operating activities used $23 million in cash, due primarily to growth in long-term contract receivables, the liquidation of certain customer advances during the period and the above described cost growth on the MILES 2000 contract. This use of cash was more than offset by the receipt of $32 million from the exercise of the company's option to sell its preferred stock in U.S. Elevator Corp. and obtain additional consideration from the purchaser of the former subsidiary, as described in note D to the consolidated condensed financial statements.

                                 CUBIC CORPORATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS -- continued

                                    March 31, 1997


The Company's financial condition remains strong with working capital of $119.8 million and a current ratio of 2.7 to 1 at March 31, 1997. The Company expects that cash on hand and available through its line of credit facility, will be adequate to meet its short-term financing needs.

The backlog of orders at March 31, 1997 was $343 million compared to $313 million at September 30, 1996 and $326 million at March 31, 1996. The backlog at March 31, 1996 included $46 million of backlog in the toll collection systems product line, which was sold in May 1996.

Except for historical matters contained herein, statements in this discussion and analysis are forward-looking and are made pursuant to the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the company's business and prospects, including economic, competitive, governmental, technological and other factors.

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

                                            CUBIC CORPORATION


Date  May 9, 1997                           /s/ W. W. Boyle
    ---------------                         -------------------------------
                                            W. W. Boyle
                                            Vice President Finance and CFO


Date  May 9, 1997                           /s/ T. A. Baz
    ---------------                         -------------------------------
                                            T. A. Baz
                                            Vice President and Controller