Form 10-Q
period 1997-06-30
CUBIC CORP /DE/
filed 1997-08-13
CIK 26076

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       For the Quarter Ended June 30, 1997



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

As of August 5, 1997, Registrant had only one class of common stock of which there were 8,963,173 shares outstanding (after deducting 2,925,070 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                 (amounts in thousands, except per share data)


                                                   Nine Months Ended            Three Months Ended
                                                        June 30                       June 30
                                                  1997           1996          1997            1996
                                             ------------   ------------   ------------    ------------
Revenues:
   Net sales                                  $  290,073     $  303,501     $  109,828       $  98,667
   Other income                                    4,869          3,986          1,875           1,498
                                             ------------   ------------   ------------    ------------
                                                 294,942        307,487        111,703         100,165

Costs and expenses:
   Cost of sales                                 228,605        237,834         88,112          75,165
   Selling, general and
    administrative expenses                       46,653         48,263         16,557          17,441
   Research and development                        4,838          5,791          1,766           1,687
   Interest                                        1,269          2,215            411             350
                                             ------------   ------------   ------------    ------------
                                                 281,365        294,103        106,846          94,643
                                             ------------   ------------   ------------    ------------

Income before income taxes and
   minority interest                              13,577         13,384          4,857           5,522

Income taxes                                       4,750          4,800          1,600           1,950
Minority interest in income of subsidiary            -              796            -               436
                                             ------------   ------------   ------------    ------------

Net income                                    $    8,827     $    7,788     $    3,257      $    3,136
                                             ------------   ------------   ------------    ------------
                                             ------------   ------------   ------------    ------------

Net income per share                          $     0.98     $     0.87     $     0.36      $     0.35
                                             ------------   ------------   ------------    ------------
                                             ------------   ------------   ------------    ------------

Dividends per share                           $     0.19     $   0.1767     $      -        $      -
                                             ------------   ------------   ------------    ------------
                                             ------------   ------------   ------------    ------------

Average shares of common
   stock outstanding                               8,981          8,981          8,981           8,981
                                             ------------   ------------   ------------    ------------
                                             ------------   ------------   ------------    ------------




See accompanying notes.

                               CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                            (thousands of dollars)


                                                                June 30                    September 30
                                                                 1997                         1996
                                                              (Unaudited)                (See note below)
                                                           ----------------            -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $   31,924                   $   20,062
   Marketable securities, available-for-sale                       2,391                        2,759
   Accounts receivable                                           130,745                      125,750
   Inventories -- Note C                                          15,679                       15,233
   Deferred income taxes and other current assets                 18,218                       14,684
                                                           ----------------            -------------------
     Total current assets                                        198,957                      178,488

Property, plant and equipment - net                               39,653                       38,329
Preferred stock of U. S. Elevator Corp. -- Note D                    -                         20,000
Cost in excess of net tangible assets of
   purchased businesses, less amortization                        29,080                       18,847
Miscellaneous other assets                                        14,509                       10,974
                                                           ----------------            -------------------
                                                              $  282,199                   $  266,638
                                                           ----------------            -------------------
                                                           ----------------            -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   13,504                   $   11,175
   Customer advances                                              27,367                       33,892
   Other current liabilities                                      42,234                       26,777
   Income taxes payable                                            3,918                        2,564
   Current portion of long-term debt                               5,000                        5,000
                                                           ----------------            -------------------
     Total current liabilities                                    92,023                       79,408

Long-term debt                                                    10,000                       15,000
Deferred income taxes and other                                    5,101                        4,563

Shareholders' equity:
   Common stock                                                      234                          234
   Additional paid-in capital                                     12,123                       12,123
   Retained earnings                                             196,550                      189,429
   Foreign currency translation adjustment                            16                         (393)
   Treasury stock at cost                                        (33,848)                     (33,726)
                                                           ----------------            -------------------
                                                                 175,075                      167,667
                                                           ----------------            -------------------
                                                              $  282,199                   $  266,638
                                                           ----------------            -------------------
                                                           ----------------            -------------------




Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                               CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                            (thousands of dollars)

                                                                   Nine Months Ended
                                                                        June 30
                                                                  1997           1996
                                                              ----------      ----------
Operating Activities:
   Net income                                                  $  8,827        $  7,788
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                              6,291           7,974
       Minority interest                                            -               796
       Changes in operating assets and liabilities              (12,649)          5,203
                                                              ----------      ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,469          21,761
                                                              ----------      ----------

Investing Activities:
   Sales of marketable securities                                   368             290
   Proceeds from sale of toll collection product line               -            17,731
   Proceeds from sale of U. S. Elevator Corp.                    31,996             -
   Acquisition of business, net of cash acquired                (11,620)            -
   Net additions to property, plant and equipment
     and toll equipment under operating leases                   (4,830)         (8,939)
   Other items - net                                                685            (651)
                                                              ----------      ----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                 16,599           8,431
                                                              ----------      ----------

Financing Activities:
   Principal payments on long-term debt                          (5,000)        (24,000)
   Purchases of treasury stock                                     (122)             (3)
   Dividends paid                                                (1,706)         (1,587)
                                                              ----------      ----------
       NET CASH USED IN FINANCING ACTIVITIES                     (6,828)        (25,590)
                                                              ----------      ----------
Effect of exchange rates on cash                                   (378)           (578)
                                                              ----------      ----------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                 11,862           4,024

Cash and cash equivalents at the beginning of the period         20,062          20,705
                                                              ----------      ----------
       CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD      $ 31,924        $ 24,729
                                                              ----------      ----------
                                                              ----------      ----------




See accompanying notes.

                               CUBIC CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997



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


B.  PER SHARE AMOUNTS

    Per share amounts are based upon the weighted average number of shares of common stock outstanding.


C.  INVENTORIES

                                                    June 30        September 30
                                                     1997              1996
                                                --------------    --------------
    Inventories consist of the following:
       Finished products                        $       2,257     $        3,170
       Work in process                                  5,781              3,634
       Raw material and purchased parts                 7,641              8,429
                                                --------------    --------------
                                                $      15,679     $       15,233
                                                --------------    --------------
                                                --------------    --------------

                               CUBIC CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                 June 30, 1997


D.  PREFERRED STOCK OF U. S. ELEVATOR CORP.

    On December 30, 1996, the Company exercised its option to require Thyssen Holding Corporation (Thyssen) to purchase from the Company all of the preferred stock of U.S. Elevator Corp. (USEC). In accordance with the terms of the agreement, proceeds from the sale of the stock of $20 million were received by the Company in February 1997.

    In addition to the sale of the stock, the agreement provided for additional consideration to be paid by Thyssen, based on the earnings of USEC from October 1, 1992 to December 30, 1996. This consideration, amounting to approximately $12 million, was received on March 31, 1997 and has been used to offset the costs of certain product liability and warranty obligations which were incorporated in the original sale agreement. Therefore, no additional gain or loss was realized by the Company in connection with this transaction.


E.  ACQUISITION

    On April 9, 1997, the Company acquired all of the outstanding capital shares of Thorn Transit Systems International Limited and Thorn Transit Korean Holdings Limited, which were wholly-owned subsidiaries of EMI Group plc, a United Kingdom corporation, for cash in the amount of $12.9 million. The acquisition has been accounted for by the purchase method, and the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the net book value of tangible assets was approximately $11.5 million and will be amortized over a period of 15 years using the straight-line method. The Company intends that assets of the acquired companies will continue to be devoted to the automatic revenue collection systems business.


F.  LEGAL MATTER

         In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. In May 1997, the arbitration panel, based in Switzerland, issued an award in favor of the government of Iran for $2.8 million, plus interest at the rate of 12% per annum, from September 1991 until May of 1997. The Company believes that it has been denied due process in the arbitration proceeding and is vigorously contesting the basis of the award. The Company and its outside counsel believe that the award is unenforceable against the assets of the Company and that the likelihood of ultimate payment by the Company is remote. Therefore, no provision for this award has been made in the financial statements.

                               CUBIC CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
                                 June 30, 1997


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

                               CUBIC CORPORATION
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1997



RESULTS OF OPERATIONS

Sales for the nine month period ended June 30, 1997 were 4% below the same period of fiscal 1996, primarily because of the sale of the toll collection product line in May 1996. As a result of the sale of this product line, the automatic revenue collection systems segment generated lower overall sales than in the previous year, while defense segment sales increased by nearly 10%. The increase in defense sales was the result of a new contract awarded earlier in the year for the production of additional JSTARS Data Link systems. For the quarter ended June 30, 1997, sales in both the revenue collection systems and defense segments were higher than the previous year, resulting in an overall increase of 11%. Defense sales were higher for the reason described above while revenue collection sales increased due to the acquisition of Thorn Transit Systems International (TTSI), as described in note E.

As mentioned in previous quarters, operating profits in the defense segment continued to be lower than in the previous year for both the three and nine month periods ended June 30, primarily as the result of cost growth on the contract to develop the new MILES 2000 (Multiple Integrated Laser Engagement System) technology. This resulted from greater than expected costs to resolve technical issues in the development of the system. System integration testing has been delayed by several months but it is anticipated that the product will be ready for full production by the end of the calendar year. The increase in J-STARS Data Link sales described above resulted in higher profits for this product line than in the previous fiscal year, helping to mitigate the impact of the MILES 2000 cost issues.

Operating profits in the automatic revenue collection systems segment for both the quarter and nine months ended June 30, 1997 were lower than in the prior year because of the disposal of the toll collection product line in May 1996. In the second and third quarters of fiscal 1996, the product line had produced a profit, prior to its disposal. As a result, overall operating profits for this segment have been lower in fiscal 1997 without the product line. However, operating profits for the remaining product lines of the segment were higher than in 1996, for the third quarter and first nine months of fiscal 1997.

Despite lower operating profits in the two primary segments described above, overall operating profits were comparable to last year, primarily because of increased profits in the industrial operations segment. This increase was due to a modest gain on the sale of the Company's optical tooling product line in the third quarter and from the sale of the call box product line in the second quarter. These gains are included in other income on the consolidated condensed statement of income. In addition, a reduction in interest expense in the first nine months of fiscal 1997 contributed to the increase in net income for the period. This decrease in interest expense resulted from the repayment of $24 million in long-term debt during the third quarter of fiscal 1996.

                               CUBIC CORPORATION
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- continued

                                 June 30, 1997



FINANCIAL POSITION AND LIQUIDITY

During the nine month period ended June 30, 1997, operating activities generated $2.5 million in cash, including $25 million in the quarter ended June 30. This positive cash flow was the result of large customer payments received in the quarter, particularly from the New York City Transit Authority. In addition, the Company received $32 million in the second quarter from the exercise of its option to sell its preferred stock in U.S. Elevator Corp. and obtain additional consideration from the purchaser of the former subsidiary, as described in note D to the consolidated condensed financial statements. As described in note E, the Company used approximately $12 million during the third quarter for the acquisition of TTSI.

The Company's financial condition remains strong with working capital of $107 million and a current ratio of 2.2 to 1 at June 30, 1997. The Company expects that cash on hand and available through its line of credit facility will be adequate to meet its short-term financing needs.

The backlog of orders at June 30, 1997 was $368 million compared to $313 million at September 30, 1996 and $282 million at June 30, 1996.

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

                        PART II - OTHER INFORMATION

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



         (a)  The following exhibits are included herein:


              15--Independent Accountants' Review Report
              27--Financial Data Schedule



         (b) Registrant filed a Form 8-K as of April 9, 1997 to report the acquisition of Thorn Transit Systems International Limited and Thorn Transit Korean Holdings Limited



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CUBIC CORPORATION


Date  August 12, 1997                           /s/ W. W. Boyle
    -------------------                         --------------------------------
                                                W. W. Boyle
                                                Vice President Finance and CFO


Date  August 12, 1997                           /s/ T. A. Baz
    -------------------                         --------------------------------
                                                T. A. Baz
                                                Vice President and Controller