Form 10-K405
period 1997-09-30
CUBIC CORP /DE/
filed 1997-12-24
CIK 26076

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON,  D.C. 20549

                           FORM 10-K

                         ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the Fiscal Year Ended September 30, 1997

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

                       Yes X     No

The aggregate market value of voting stock held by non-affiliates of the registrant is: $181,838,621 as of December 5, 1997, based on the closing stock price on that date.


Number of shares of common stock outstanding as of December 5, 1997: 8,946,658 (after deducting 2,941,585 shares held as treasury stock).


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

The Company, its subsidiaries and divisions design, develop, manufacture, install and service products which are mainly electronic in nature, such as:

     Equipment for use in customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and VHF/UHF surveillance receivers, avionics systems and space RF/digital products.

     Automatic revenue collection equipment including fare card technology, passenger gates, and ticket vending machines for mass transit networks, including rail systems, buses and parking lots.

     High-fidelity, high speed video and audio compression software for applications including electronic mail, intra-net based training and surveillance.

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

In 1996 the Company sold its toll collection business, resulting in lower sales volume in fiscal 1997 than in 1996. This decrease was somewhat offset by the acquisition, in April 1997, of Thorn Transit Systems International, a United Kingdom company in the automatic revenue collection business. Sales in the automatic revenue collection systems segment were down nearly 14% from fiscal 1996 to 1997 primarily because of the sale of the toll business, while overall sales were down about 5%. Defense segment sales increased again in fiscal 1997 as a result of contracts awarded for the production of additional J-STARS Data Link systems.

The outlook for revenue collection business in the United Kingdom continues to be favorable. It is expected that a contract with London Transport will be signed during fiscal year 1998 to upgrade and maintain the fare collection system, which could be the largest contract in the Company's history. In addition, other contracts in Europe, the Far East, Australia and North America are being pursued.

Work has continued on the contract to develop the new MILES 2000 (Multiple Integrated Laser Engagement System) technology. System integration testing of the system has commenced and full production of the product is expected to begin early in calendar year 1998.

The Company has also developed new software technology for sending video e-mail over the Internet. The Company sees several opportunities for the application of this technology including e-mail, intra-net based training and surveillance.

During fiscal 1997, the Company sold its callbox and electro-optical product lines which had been a part of its commercial operations segment but did not offer good long-term prospects to the Company.

Cubic Corporation - SEC Form 10-K                                        Page 3
-------------------------------------------------------------------------------

During fiscal year 1997, approximately 47% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 53% of the business is classified as commercial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

     (b)  FINANCIAL INFORMATION RELATING TO INDUSTRY
          SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1997, and follows at Item 14(a)(1) of this filing, on pages 33 through 35.

     (c)  NARRATIVE DESCRIPTION OF BUSINESSES.

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

Cubic Defense Systems, Inc. is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire", plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the U. S. Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. A new generation of air ranges based on the GPS (Global Positioning System) has been developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for use by the U. S. Army.

Cubic Defense Systems, Inc. also produces the SRS (Sonobuoy Reference System) for anti-submarine aircraft for the United States and foreign Navies and the air/ground data link for the J-STARS reconnaissance system (Joint Surveillance and Target Attack Radar System) being built for the Air Force by Northrop Grumman. This subsidiary also builds avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, for the U. S. military, aircraft prime contractors and foreign governments.

In 1995, this subsidiary was selected by the U.S. Army for the Multiple Integrated Laser Engagement System (MILES) 2000 program. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems to register hits or kills without endangering the target. These products, which are currently in the system integration testing phase, will be used by U.S. Army and Marine Corp. personnel as well as allied forces in realistic force-on-force combat training exercises.

Cubic Applications, Inc. is a tactical knowledge based service company that teaches commanders to make correct decisions in battle situations by using computer simulation for training.

Cubic Communications, Inc. designs and produces HF and VHF/UHF surveillance receivers and direction finders primarily for the U. S. and foreign military markets.

Cubic Corporation - SEC Form 10-K                                        Page 4
-------------------------------------------------------------------------------

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

BACKLOG:

The defense segment's sales backlog at September 30, 1997 was $105,000,000 compared to $123,000,000 at September 30, 1996. Approximately $22,000,000 is not expected to be completed by September 30, 1998.

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


AUTOMATIC REVENUE COLLECTION SYSTEMS

The automatic revenue collection systems segment includes five subsidiaries which work together to design, produce and service rail and bus fare collection systems. These include Cubic Automatic Revenue Collection Group, Cubic Transportation Systems Ltd. (formerly Westinghouse Cubic Ltd.), Thorn Transit Systems International, Southern Cubic Pty. Ltd. and Scanpoint Technology A/S. This group of companies is the acknowledged leader in a market that serves rapid, mass transit systems the world over.

The rail system product line, headquartered in San Diego, designs computerized systems for rapid transit rail systems. The manufacture of these systems is accomplished at the Tullahoma, Tennessee facility. The Company and its subsidiaries, Cubic Automatic Revenue Collection Group and Cubic Transportation Systems Limited, have been awarded large contracts by the cities of New York, Washington, D.C., Chicago, London and Sydney, Australia. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1997, the Company was awarded contracts by the Shanghai Metro Corporation and the Guangzhou Metro Corporation to install automatic fare collection equipment in China's first two modern heavy rail systems. Additional orders from customers in Singapore and Hong Kong are received annually.

Cubic Automatic Revenue Collection Group is also a major supplier of bus fareboxes. Public bus systems across the United States are being equipped with computerized fareboxes, which accept all denominations of coins, $1 bills and magnetically encoded passes. These systems have been installed in cities such as New York and Chicago.

There is worldwide demand for automatic revenue management systems in all forms of public transit. The Company's automatic revenue collection systems segment continues to provide the technology and leadership to give the world fare collection market quality products and service.

Cubic Corporation - SEC Form 10-K                                        Page 5
-------------------------------------------------------------------------------

RAW MATERIALS:

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

BACKLOG:

The automatic revenue collection systems segment sales backlog at September 30, 1997 was $252,000,000, compared to $183,000,000 at September 30, 1996. The increase in backlog from 1996 to 1997 was primarily the result of the acquisition of Thorn Transit Systems International, which contributed approximately $62,000,000 to backlog at September 30, 1997. Approximately $93,000,000 of the September 30, 1997 backlog is not expected to be completed by September 30, 1998.

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

COMMERCIAL OPERATIONS

The primary business included in the commercial operations segment is Consolidated Converting Co., which converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into seat covers. A new addition to this segment in 1997 was Cubic VideoComm, which was spun off Cubic Defense Systems to pursue markets for high fidelity, high speed audio and video compression software for commercial applications including electronic mail, intra-net based training and surveillance.

RAW MATERIALS:

Raw materials used in the commercial operations segment include paper and composite products, integrated circuitry, and peripheral electronic equipment. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment. Paper shortages could delay completion of customer orders in the future.

BACKLOG:

The commercial operations segment had an immaterial amount of sales backlog at September 30, 1997 compared to $7,000,000 at September 30, 1996. Virtually all of the backlog at September 30, 1996 represented backlog of the callbox and electro-optical product lines, which were sold in fiscal 1997. The remaining businesses in this segment do not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

COMPETITION:

In the commercial operations segment, the subsidiaries of the Company compete with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since many of the activities of the Company's subsidiaries are subject to rapidly changing competitive conditions.

Cubic Corporation - SEC Form 10-K                                        Page 6
-------------------------------------------------------------------------------

GENERAL

The Company pursues a policy of seeking patent protection for its products, where deemed advisable, but it does not regard itself as materially dependent on its patents for the maintenance of its competitive position.

The Company does not engage in any business that is seasonal in nature.

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $34,000,000, $55,000,000 and $46,000,000 in 1997, 1996 and 1995, respectively. The cost of
Company sponsored research and development activities was $8,558,000, $7,186,000 and $10,753,000 in 1997, 1996 and 1995, respectively.

The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

There were approximately 3,500 persons employed by the Company and its subsidiaries at September 30, 1997.

Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.


     (d)  FINANCIAL INFORMATION ABOUT FOREIGN
          AND DOMESTIC OPERATIONS AND EXPORT SALES

Information regarding foreign and domestic operations and export sales is set forth in Note M to the Consolidated Financial Statements for the year ended September 30, 1997, and follows at Item 14(a)(1) of this filing, on page 35.

Cubic Corporation - SEC Form 10-K                                        Page 7
-------------------------------------------------------------------------------

ITEM 2.   PROPERTIES.

The Company conducts its operations in approximately 1.1 million square feet in both owned and leased properties located throughout the world. Approximately 50% of the square footage is owned by the Company, including 425,000 square feet located in the City of San Diego. All owned and leased properties are considered in good condition and adequately utilized, with approximately 40% dedicated to manufacturing and the remainder utilized for engineering and administrative purposes. The following table identifies significant properties by business segment:

LOCATION OF PROPERTY                                  OWNED OR LEASED

CORPORATE HEADQUARTERS:
San Diego, CA                                               Owned

DEFENSE SEGMENT:
Alexandria, VA                                             Leased
Hampton, VA                                                Leased
Lacey, WA                                                  Leased
Leavenworth, KS                                            Leased
Orlando, FL                                                Leased
Salisbury, Wilts, England                                  Leased
San Diego, CA                                               Owned
San Diego, CA                                              Leased
Shalimar, FL                                               Leased
Teterboro, NJ                                              Leased
Washington, DC                                             Leased

AUTOMATIC REVENUE COLLECTION SYSTEMS:
Auburn, NSW Australia                                      Leased
Brondby, Denmark                                           Leased
Chicago, IL                                                Leased
Merstham, Surrey, England                                   Owned
New York, NY                                               Leased
Oakland, CA                                                Leased
Kowloon Bay, Hong Kong                                     Leased
San Diego, CA                                               Owned
Tullahoma, TN                                               Owned
Vienna, VA                                                 Leased
Wells, Somerset, England                                   Leased

COMMERCIAL OPERATIONS:
San Diego, CA                                               Owned
Whittier, CA                                               Leased

Cubic Corporation - SEC Form 10-K                                        Page 8
-------------------------------------------------------------------------------

ITEM 3.   LEGAL PROCEEDINGS.

Since 1991, the Company and two of its subsidiaries, on a de minimus basis, have shared response costs with a group of other potentially responsible parties to remediate a used oil and solvent recycling facility in San Diego County, even though the Company was not involved in the transport or disposal of alleged hazardous materials. The Company believes that its insurance policies provide coverage for any additional costs it may incur in connection with this activity. It is management's opinion that any possible liability resulting from this situation will not have a material effect on the Company's financial statements.

Information regarding other legal proceedings is set forth in Note L to the Consolidated Financial Statements for the year ended September 30, 1997, and follows at Item 14(a)(1) of this filing, on pages 32 and 33.

Neither the Company nor any of its subsidiaries are presently a party to any material pending proceedings other than ordinary litigation incidental to the business, the outcome of which will not, in management's opinion, have a materially adverse effect on the financial position of the Company.

Cubic Corporation - SEC Form 10-K                                        Page 9
-------------------------------------------------------------------------------

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



                            PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which the Company's common stock is being traded is the American Stock Exchange, Inc. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange, Inc. for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows. All amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

MARKET AND DIVIDEND INFORMATION

                     SALES PRICE OF COMMON SHARES               DIVIDENDS PER SHARE
                     ----------------------------               -------------------
                             1997                  1996             1997    1996
                             ----                  ----             ----    ----
QUARTER ENDED:        High        Low        High       Low
December 31          24-1/4      19         19-1/8     14-3/4
March 31             27-7/8      22-1/2     18-1/8     15-3/4       $.19    $.177
June 30              27-1/4      20-1/4     23-1/8     17-7/8
September 30         40          24-1/4     22         17-3/4        .19     .19

On December 5, 1997, the closing price of the Company's common stock on the American Stock Exchange was $33.75.

There were approximately 1,700 shareholders of record of the Company's common stock as of December 5, 1997.

Cubic Corporation - SEC Form 10-K                                       Page 10
-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

Share information and per share amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

(Amounts in thousands, except per share data)

                                                                         Year Ended September 30
                                                      1997          1996           1995           1994           1993
                                                    --------------------------------------------------------------------
RESULTS OF OPERATIONS:
Net sales                                           $388,154       $407,621       $370,065       $260,622       $221,437
Cost of sales                                        296,991        316,293        290,441        200,549        178,491
Selling, general and administrative expenses          68,208         69,359         60,505         52,071         42,347
Interest expense                                       1,837          3,081          2,995          2,535          2,294
Income taxes (benefit)                                 6,598          6,568          3,437            825           (450)
Income from continuing operations                     12,193         11,063          5,392          2,533          2,210
Income (loss) from discontinued operations                 -              -              -           (153)        20,071
Cumulative effect of accounting change                     -              -              -          1,379              -
Net income                                            12,193         11,063          5,392          3,759         22,281

Average number of shares outstanding                   8,975          8,981          8,981          9,035          9,143

PER SHARE DATA:
Income from continuing operations                    $  1.36        $  1.23         $  .60         $  .28         $  .24
Income (loss) from discontinued operations                 -              -              -           (.02)          2.20
Cumulative effect of accounting change                     -              -              -            .15              -
Net income                                              1.36           1.23            .60            .41           2.44
Cash dividends                                           .38           .367            .35            .35           1.02

YEAR-END DATA:
Shareholders' equity                                $175,320       $167,667       $159,865       $157,645       $159,552
Equity per share                                       19.60          18.67          17.80          17.55          17.48
Total assets                                         282,282        266,638        299,694        288,673        264,568
Long-term debt                                        10,000         15,000         39,000         35,000         35,500
Shares outstanding                                     8,947          8,981          8,981          8,981          9,129

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Cubic Corporation - SEC Form 10-K                                       Page 11
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1997 COMPARED TO FISCAL 1996

As a result of the acquisition of Thorn Transit Systems International, a United Kingdom company in the automatic revenue collection business, in April 1997, the decrease in sales caused by the sale of the toll collection product line in 1996 was somewhat mitigated. Sales in the automatic revenue collection systems segment were down nearly 14% from fiscal 1996 to 1997 because of the sale of the toll collection product line, while overall sales were down about 5%. Defense segment sales increased again in fiscal 1997 as a result of contracts awarded for the production of additional J-STARS Data Link systems.

Automatic revenue collection systems profitability was somewhat lower than in the prior fiscal year because of the disposal of the toll collection product line mentioned above. In the second and third quarters of fiscal 1996, prior to its disposal, the product line had produced a profit. In addition, the ongoing pursuit of a contract to upgrade and maintain the London Transport fare collection system continued to impact the profitability of this segment. Despite these costs, operating profits for the bus and rail product lines in this segment were higher than in fiscal 1996.

The outlook for revenue collection business in the United Kingdom continues to be favorable. It is expected that the London Transport contract will be signed during fiscal year 1998 and work on the contract will begin immediately upon signing. In addition, other major contracts in Europe, the Far East, Australia and North America are being pursued.

Operating profits in the defense business were also lower in fiscal 1997 than in 1996. This was the result of cost growth on the contract to develop the new MILES 2000 (Multiple Integrated Laser Engagement System) technology. This cost growth resulted from higher than expected costs to resolve technical issues in the development of the system. System integration testing has commenced and full production of the product is expected to begin early in calendar year 1998.

The increase in J-STARS Data Link sales described above resulted in higher profits from this product line than in the previous year, helping to offset the impact of the MILES 2000 cost growth. In addition, higher profits were realized in fiscal 1997 from the Company's avionics product line, including the Personnel Locator System.

During fiscal 1997, the Company sold two product lines in its commercial operations segment which did not offer good long-term prospects to the Company. The sale of the electro-optical and freeway callbox product lines generated an aggregate pretax gain of approximately $1.5 million, which is included in other income on the consolidated statement of income and retained earnings. This gain was nearly offset by costs incurred in the development and marketing of new software technology for sending video e-mail over the Internet. The Company sees several opportunities for the application of this new technology including e-mail, intra-net based training and surveillance.

Selling, general and administrative expenses, although somewhat lower in amount, increased as a percentage of sales from 17.0% in 1996 to 17.6% in 1997. This increase was the result of selling expenses related to the video e-mail product and the ongoing proposal effort for the London Transport project. Interest expense was $1.2 million lower in fiscal 1997 than in 1996 because of a $24 million reduction of long-term debt in 1996.

Cubic Corporation - SEC Form 10-K                                       Page 12
-------------------------------------------------------------------------------

FISCAL 1996 COMPARED TO FISCAL 1995

Continuing the upward trend started in fiscal 1995, sales increased again in 1996 by ten percent despite the sale, in May, of Cubic Toll Systems, Inc. and the Company's toll collection product line. Defense sales increased by 16%, reflecting the strong bookings of contracts for training ranges and systems in fiscal 1995. Due to the divestiture of the toll product line, sales increases in the revenue collection systems segment were held to just under 5%.

Operating profits increased by over 50%, again continuing the trend started in fiscal 1995. Operating profits in the defense segment continued to benefit from mature programs such as the J-STARS data link and Personnel Locator Systems.
In addition, reduced expenditures for Company sponsored research and development helped to improve operating profits.

Revenue collection systems profitability was significantly improved in fiscal 1996 primarily because of profits in the toll collection systems business, compared to losses recorded in fiscal 1995. On the other hand, profitability in the segment was somewhat hurt by the slow down in business activity at the Company's United Kingdom subsidiary, Cubic Transportation Systems Ltd. This slow down of new business activity resulted from a lengthy procurement process for a large contract to upgrade and maintain the automatic revenue collection system for London Transport. The pursuit of this contract, coupled with the slow down mentioned above, adversely impacted the overall profit performance in this segment. Excluding this subsidiary, the revenue collection segment operating profit approximately doubled from the previous year.

Improvement in cost of sales as a percentage of sales, from 78.5% to 77.6%, reflects the elimination of the toll systems losses from fiscal 1995. Selling, general and administrative expenses amounted to 17.0% of sales, up from 16.3% in the previous year. This increase was primarily the result of increased selling activity in the revenue collection segment, directed toward the London Transport project and other major fare collection projects worldwide. Spending for research and development in 1996 returned to 1994 levels as certain defense technology projects for combat training ranges and surveillance systems were brought to completion in 1995 or early 1996.


FINANCIAL POSITION AND LIQUIDITY

During 1997, the Company allowed its $35 million credit agreement to expire. As of September 30, 1997, the Company had over $53 million in cash, resulting largely from the exercise of the put option on the shares of U.S. Elevator Corp. preferred stock and a contingent payment related to the sale of the common stock, which generated nearly $32 million. As a result of this cash inflow, there was no need for this credit facility in the short term. The Company is currently reviewing its options for securing a long term credit facility.

Operating activities of the Company provided cash flow of $22 million in 1997, due primarily to continued reductions of accounts receivable. Investing activities provided cash flow of $11 million, as the $32 million from the U.S. Elevator Corp. preferred stock and contingent payment was partially offset by $12 million paid to acquire Thorn Transit Systems International and $7 million used for normal additions to property, plant and equipment. Financing activities were cash neutral as a scheduled debt payment and the payment of dividends were offset by nearly $10 million borrowed on a short-term basis to finance temporary operating needs in the United Kingdom and to mitigate currency exposure. The possibility of a longer-term credit facility for United Kingdom operating needs is also being explored.

At September 30, 1997 the Company had working capital of $108 million, including cash and marketable securities of $56 million, compared to total short and long-term debt of less than $25 million. Management believes that this strong financial position provides adequate resources to meet anticipated financing needs at this time.

Cubic Corporation - SEC Form 10-K                                       Page 13
-------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 1997, are attached hereto, marked Pages 14 and 19 through 35.


          Report of Ernst & Young LLP, Independent Auditors
          See Page 14

          Consolidated Balance Sheet
          September 30, 1997 and 1996
          See Pages 19 and 20

          Consolidated Statement of Income and Retained Earnings
          Years ended September 30, 1997, 1996 and 1995
          See Page 21

          Consolidated Statement of Cash Flows
          Years ended September 30, 1997, 1996 and 1995
          See Page 22

          Notes to Consolidated Financial Statements
          September 30, 1997
          See Pages 23 through 35


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Cubic Corporation - SEC Form 10-K                                       Page 14
-------------------------------------------------------------------------------

               Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                             Ernst & Young LLP

San Diego, California
December 4, 1997

Cubic Corporation - SEC Form 10-K                                       Page 15
-------------------------------------------------------------------------------

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information regarding directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding "Certain Relationships and Related Transactions" is included in Note J to the Consolidated Financial Statements for the year ended September 30, 1997, and follows at Item 14(a)(1) of this filing, on page 32.

Cubic Corporation - SEC Form 10-K                                       Page 16
-------------------------------------------------------------------------------

                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

               Consolidated Balance Sheet
               September 30, 1997 and 1996

               Consolidated Statement of Income and Retained Earnings Years ended September 30, 1997, 1996 and 1995

               Consolidated Statement of Cash Flows
               Years ended September 30, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements
               September 30, 1997


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

(c)  Exhibits:

          21.   List of Subsidiaries

          27.   Financial Data Schedule

(d)  Financial Statement Schedules

          None

Cubic Corporation - SEC Form 10-K                                       Page 17
-------------------------------------------------------------------------------

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)            CUBIC CORPORATION


12/19/97         /s/ Walter J. Zable
----------       -----------------------------------------------
  Date           WALTER J. ZABLE, President

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/19/97         /s/ Walter J. Zable
--------         -----------------------------------------------
  Date           WALTER J. ZABLE, President, Chief
                 Executive Officer and Chairman of the
                 Board of Directors

12/19/97         /s/ Walter C. Zable
--------         -----------------------------------------------
  Date           WALTER C. ZABLE, Vice President and
                 Vice Chairman of the Board of Directors

12/19/97         /s/ Jackson D. Arnold
--------         -----------------------------------------------
  Date           JACKSON D. ARNOLD, Director

12/19/97         /s/ Richard G. Duncan
--------         -----------------------------------------------
  Date           RICHARD G. DUNCAN, Director

12/19/97         /s/ Raymond E. Peet
--------         -----------------------------------------------
  Date           RAYMOND E. PEET, Director

12/19/97         /s/ William W. Boyle
--------         -----------------------------------------------
  Date           WILLIAM W. BOYLE, Director, Vice President of
                 Finance & Chief Financial Officer

12/19/97         /s/ Thomas A. Baz
--------         -----------------------------------------------
  Date           THOMAS A. BAZ, Vice President and
                 Corporate Controller, Principal Accounting Officer

Cubic Corporation - SEC Form 10-K                                       Page 18
-------------------------------------------------------------------------------

                   ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   EXHIBITS





                               Cubic Corporation

                         Year Ended September 30, 1997

                             San Diego, California

Cubic Corporation - SEC Form 10-K                                       Page 19
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

                                                                September 30
                                                             1997           1996
                                                           ---------      ---------
                                                                (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  53,257      $  20,062
  Marketable securities, available-for-sale                   2,426          2,759
  Accounts receivable:
  Trade and other receivables                                10,053          8,393
  Long-term contracts--Note D                                97,951        117,600
  Allowance for doubtful accounts                              (197)          (243)
                                                           ---------      ---------
                                                            107,807        125,750

  Inventories--Note E                                        20,955         15,233
  Deferred income taxes--Note H                              10,454         10,386
  Prepaid expenses and other current assets                   5,329          4,298
                                                           ---------      ---------
    TOTAL CURRENT ASSETS                                    200,228        178,488
                                                           ---------      ---------

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                                 12,886         12,873
  Buildings and improvements                                 22,179         21,453
  Machinery and other equipment                              70,510         64,628
  Leasehold improvements                                      1,888          2,655
  Allowance for depreciation and amortization               (67,353)       (63,280)
                                                           ---------      ---------
                                                             40,110         38,329
                                                           ---------      ---------
OTHER ASSETS
  Preferred stock of United States Elevator Corp.--Note J         -         20,000
  Cost in excess of net tangible assets of purchased
    businesses, less amortization--Note B                    27,281         18,847
  Miscellaneous other assets                                 14,663         10,974
                                                           ---------      ---------
                                                             41,944         49,821
                                                           ---------      ---------

TOTAL ASSETS                                               $282,282       $266,638
                                                           ---------      ---------
                                                           ---------      ---------

See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 20
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

                                                                  September 30
                                                               1997           1996
                                                            --------        -------
                                                                 (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                     $  9,620       $      -
  Trade accounts payable                                       8,380         11,175
  Customer advances                                           30,896         33,891
  Salaries and wages, and amounts withheld from
    employees' compensation                                   13,476         14,051
  Other current liabilities                                   24,414         12,727
  Income taxes payable                                           206          2,564
  Current portion of long-term debt                            5,000          5,000
                                                            --------        -------
TOTAL CURRENT LIABILITIES                                     91,992         79,408
                                                            --------        -------

LONG-TERM DEBT, less current portion--Note F                  10,000         15,000

OTHER LIABILITIES
  Deferred income taxes--Note H                                2,131          2,433
  Deferred compensation                                        2,839          2,130
                                                            --------        -------
                                                               4,970          4,563
                                                            --------        -------

COMMITMENTS AND CONTINGENCIES--Notes G and L

SHAREHOLDERS' EQUITY--Note F
  Common stock, no par value:
    Authorized -- 15,000,000 shares
    Issued -- 11,888,243 shares                                  234            234
  Additional paid-in capital                                  12,123         12,123
  Retained earnings                                          198,213        189,429
  Foreign currency translation adjustment                       (557)          (393)
  Treasury stock at cost:
    1997 -- 2,941,585 shares
    1996 -- 2,907,354 shares                                 (34,693)       (33,726)
                                                            --------        -------
                                                             175,320        167,667
                                                            --------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $282,282       $266,638
                                                            --------        -------
                                                            --------        -------

See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 21
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                    Year Ended September 30
                                                              1997           1996           1995
                                                            --------       --------       --------
                                                            (in thousands, except per share data)
Revenue:
  Net sales                                                 $388,154       $407,621       $370,065
  Interest and dividends                                       2,259          2,901          3,171
  Other income                                                 3,972          3,743          2,591
                                                            --------       --------       --------
                                                             394,385        414,265        375,827
                                                            --------       --------       --------
Costs and expenses:
Cost of sales                                                296,991        316,293        290,441
Selling, general and administrative expenses                  68,208         69,359         60,505
Research and development                                       8,558          7,186         10,753
Interest                                                       1,837          3,081          2,995
                                                            --------       --------       --------
                                                             375,594        395,919        364,694
                                                            --------       --------       --------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                           18,791         18,346         11,133

Income taxes--Note H                                           6,598          6,568          3,437
Minority interest in income of subsidiary--Note B                  -            715          2,304
                                                            --------       --------       --------
NET INCOME                                                    12,193         11,063          5,392

Cash dividends paid (per share of common stock:
  1997 -- $.38, 1996 -- $.367 and 1995 -- $.35)              (3,409)        (3,299)        (3,173)
Retained earnings at the beginning of the year               189,429        181,665        179,446
                                                            --------       --------       --------
RETAINED EARNINGS AT THE END OF THE YEAR                    $198,213       $189,429       $181,665
                                                            --------       --------       --------
                                                            --------       --------       --------
Net income per share                                         $  1.36        $  1.23         $  .60
                                                            --------       --------       --------
                                                            --------       --------       --------
Average number of shares outstanding                           8,975          8,981          8,981
                                                            --------       --------       --------
                                                            --------       --------       --------


See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 22
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Year Ended September 30
                                                               1997          1996          1995
                                                           ---------      ---------       --------
                                                                       (in thousands)
Operating Activities:
 Net income                                                 $ 12,193       $ 11,063       $  5,392
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                              8,976         10,520         12,547
    Minority interest                                              -            715          2,304
    Deferred income taxes                                      4,150         (3,549)        (4,394)
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                                     22,862         25,235        (22,395)
      Inventories                                             (7,986)         2,270            359
      Prepaid expenses                                          (469)          (551)          (490)
      Accounts payable and other current liabilities          (9,834)        (1,815)        (2,813)
      Customer advances                                       (2,682)        (6,324)        (6,791)
      Income taxes                                            (2,364)        (1,573)         5,746
      Other items - net                                       (2,875)          (583)         1,103
                                                           ---------      ---------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           21,971         35,408         (9,432)
                                                           ---------      ---------       --------

Investing Activities:
  Acquisition of businesses, net of cash acquired            (11,844)        (6,632)        14,712
  Proceeds from sale of U.S. Elevator Corp.                   31,996              -              -
  Proceeds from sale of product line                               -         17,731              -
  Sale of marketable securities                                  333            646          1,409
  Additions to toll equipment under operating leases               -         (2,789)        (1,360)
  Purchases of property, plant and equipment                  (7,374)       (10,047)        (6,583)
  Proceeds from the sale of property, plant and equipment         86            100          2,120
  Other items - net                                           (1,840)        (4,044)        (5,878)
                                                           ---------      ---------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           11,357         (5,035)         4,420
                                                           ---------      ---------       --------

Financing Activities:
  Long-term borrowings                                             -              -          9,000
  Short-term borrowings                                        9,726              -              -
  Principal payments on long-term debt                        (5,000)       (24,000)        (5,000)
  Purchases of treasury stock                                   (967)            (3)             -
  Dividends paid to minority interest                              -         (3,300)        (1,229)
  Dividends paid to shareholders                              (3,409)        (3,299)        (3,173)
                                                           ---------      ---------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              350        (30,602)          (402)
                                                           ---------      ---------       --------
Effect of exchange rates on cash                                (483)          (414)           337
                                                           ---------      ---------       --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                         33,195           (643)        (5,077)

 Cash and cash equivalents at the beginning of the year       20,062         20,705         25,782
                                                           ---------      ---------       --------
CASH AND CASH EQUIVALENTS AT
 THE END OF THE YEAR                                        $ 53,257      $  20,062      $  20,705
                                                           ---------      ---------       --------
                                                           ---------      ---------       --------

See accompanying notes

Cubic Corporation - SEC Form 10-K                                       Page 23
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF THE BUSINESS: Cubic Corporation (the Company), was incorporated in the State of California in 1949 and began operations in 1951. In 1984, the Company moved its corporate domicile to the State of Delaware. The Company's subsidiaries design, develop and manufacture products which are mainly electronic in nature and provide services related to products previously produced and products produced by others. The Company's principal lines of business are defense electronics and automatic revenue collection systems. Principal customers for defense products and services are the United States and foreign governments. Automatic revenue collection systems are sold primarily to large local government agencies in the United States and world-wide.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Cubic Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated.

The consolidation of foreign subsidiaries requires financial statement translation in accordance with FASB Statement No. 52. Monetary assets and liabilities are translated into U.S. dollars at year end exchange rates, while non-monetary assets such as property, plant and equipment and intangible assets are translated at historical rates. Statements of income and cash flows are translated at the average exchange rates for each year, except for the depreciation and amortization of non-monetary assets, which are translated at historical rates. As of September 30, 1997, the effects of foreign currency translation on the Company's consolidated financial position, results of operations and cash flows have been minimal.

CASH EQUIVALENTS: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: Marketable securities are classified as available-for-sale and are stated at cost at September 30, 1997 and 1996, as the difference between cost and fair value of the securities is immaterial.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost.

Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 1997 and 1996 were immaterial.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $7,199,000, $9,151,000 and $11,206,000 in 1997, 1996 and 1995,
respectively.

Cubic Corporation - SEC Form 10-K                                       Page 24
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

COST IN EXCESS OF NET TANGIBLE ASSETS OF PURCHASED BUSINESSES: Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over a period of 15 years. Accumulated amortization at September 30, 1997 and 1996 was $4,915,000 and $3,056,000, respectively.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company's use of derivative financial instruments is limited to hedging foreign exchange and interest rate risk through the use of forward and option contracts. Foreign exchange forward and option contracts are used to hedge significant, firm contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At September 30, 1997, the Company had foreign exchange contracts with a notional value of $16.4 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

NEW ACCOUNTING PRONOUNCEMENTS: In the quarter beginning October 1, 1997, the Company will adopt FASB Statement No. 128, "Earnings Per Share," however, due to the simple capital structure of the Company, there will be no impact on the calculation of earnings per share.

The Company will adopt FASB Statement No. 130, "Reporting Comprehensive Income" in the period beginning October 1, 1998. This pronouncement establishes standards for reporting and display of comprehensive income, which includes all components of the change in Shareholders' Equity during a period, except those resulting from investment by or distribution to shareholders. As a result of adopting this statement, the Company will begin displaying additional information relating to the change in the foreign currency translation adjustment component of Shareholders' Equity. Currently, other required disclosures resulting from this pronouncement are not applicable or are immaterial.

In the year beginning October 1, 1998, the Company will adopt FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other changes, this new standard requires that segment information be provided using what is termed the "management approach." The management approach is based on the way that management organizes segments for making operating decisions and assessing performance. Although there will be minor changes in the Company's disclosure of segment information, current disclosures are largely in compliance with this statement.

RESTATEMENT FOR STOCK SPLIT: Per share amounts have been restated to reflect a 3-for-2 stock split which occurred in August 1996.

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


NOTE B--ACQUISITIONS

On April 9, 1997, the Company acquired all of the outstanding stock of Thorn Transit Systems International, a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation, for $11.8 million, net of cash acquired. The acquisition was accounted for by the purchase method, and the assets and liabilities were recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the book value of the assets acquired was $8 million and is being amortized over a period of 15 years using the straight-line method.

On September 30, 1996, the Company acquired 50% of the outstanding stock of its subsidiary, Westinghouse Cubic Ltd. (WCL) for $6.6 million, giving the Company control of 100% of the outstanding stock. Based upon a final determination of the fair value of assets and liabilities of the acquired entity, the amount by which the purchase price exceeded the book value of the stock acquired was revised in the quarter ended September 30, 1997, from the approximately $2.9 million estimated in the previous year, to $5.0 million, and is being amortized over a period of 15 years using the straight-line method. This change in estimate was the result of reassessing the value of net assets acquired, particularly long-term contract accounts receivable. WCL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation.

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

Unaudited pro forma results of the Company's operations, assuming the acquisitions had occurred as of October 1, 1996, 1995 and 1994, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of inter-company sales, reduction of non-recurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma

Cubic Corporation - SEC Form 10-K                                       Page 26
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE B--ACQUISITIONS--Continued

operating results may not be indicative of the results that actually would have occurred if the acquisitions had taken place on the dates indicated or which may occur in the future.

                                              Year Ended September 30
                                          1997         1996         1995
                                        ------------------------------------
     Net sales                          $399,760     $433,706       $376,077
     Net income                           12,193       11,488          7,704
     Net income per share                   1.36         1.28            .86


NOTE C--SALE OF PRODUCT LINE

During the quarter ended June 30, 1996, the Company sold its toll collection product line and its subsidiary Cubic Toll Systems, Inc. (CTS), resulting in a modest gain, which is included in other income on the Consolidated Statement of Income and Retained Earnings. This sale included all toll equipment under operating leases, related inventory and accounts receivable. Proceeds of the sale, of $17.7 million, were used primarily to repay the line of credit borrowings which had been secured by the leases, leased equipment and capital stock of CTS.

NOTE D--ACCOUNTS RECEIVABLE

The components of accounts receivable for long-term contracts at September 30 are as follows:

                                                          1997           1996
                                                       ---------      ---------
                                                             (in thousands)
U.S. Government Contracts:
 Amounts billed                                        $  19,000      $  17,798
 Recoverable costs and accrued profits on
   progress completed--not billed                         27,002         33,027
                                                       ---------      ---------
                                                          46,002         50,825
Commercial Customers:
 Amounts billed                                           28,991         24,094
 Recoverable costs and accrued profits on
  progress completed--not billed                          22,958         42,681
                                                       ---------      ---------
                                                          51,949         66,775
                                                       ---------      ---------
                                                       $  97,951       $117,600
                                                       ---------      ---------
                                                       ---------      ---------

A substantial portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services. It is anticipated that such receivables from the U.S. Government at September 30, 1997 will be billed during 1998 as units are delivered and those from commercial customers will be billed upon completion of performance tests and/or acceptance by the customers in 1998.

Cubic Corporation - SEC Form 10-K                                       Page 27
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE E--INVENTORIES

Inventories at September 30 are classified as follows:

                                                          1997           1996
                                                        --------       --------
                                                             (in thousands)
Finished products                                        $ 2,501        $ 3,170
Work in process                                           10,300          3,634
Materials and purchased parts                              8,154          8,429
                                                         -------        -------
                                                         $20,955        $15,233
                                                         -------        -------
                                                         -------        -------

NOTE F--FINANCING ARRANGEMENTS

Long-term debt at September 30 consists of the following:

                                                            1997         1996
                                                            -------     -------
                                                            (in thousands)
Unsecured note payable to an insurance company,
  due $5,000,000 annually on June 30, plus
  interest at 6.09% payable semi-annually                   $15,000     $20,000
Less current portion                                         (5,000)     (5,000)
                                                            -------     -------
                                                            $10,000     $15,000
                                                            -------     -------
                                                            -------     -------

The terms of the note payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1997, a covenant included in the agreement leaves consolidated retained earnings of $14.5 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

The Company also maintains short term borrowing arrangements totaling 10 million British Pounds (equivalent to approximately $16 million) with a United Kingdom financial institution to help meet the short term working capital requirements of two foreign subsidiaries. The outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 1997, $9.6 million was outstanding, bearing interest at a weighted average of 8.25%, payable quarterly.

Interest paid amounted to $1,913,000, $3,186,000 and $3,063,000 in 1997, 1996
and 1995, respectively.

As of September 30, 1997, the Company had letters of credit outstanding totaling $17.3 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $15 million as of September 30, 1997, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance reserves recorded on the balance sheet as of September 30, 1997 are adequate to meet the underlying obligations. The Company has never incurred a loss on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

Cubic Corporation - SEC Form 10-K                                       Page 28
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE G--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous office machines and other equipment under non-cancelable operating leases expiring in various years through 2003. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense for all operating leases amounted to $4,171,000, $3,286,000 and $2,833,000 in 1997, 1996 and 1995, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 1997 (in thousands):

                           1998                         $  3,450
                           1999                            2,827
                           2000                            1,752
                           2001                            1,015
                           2002                              780
                           Thereafter                        204
                                                         -------
                                                         $10,028
                                                         -------
                                                         -------

NOTE H--INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations, for the years ended September 30, are as follows:

                                                          1997           1996          1995
                                                        --------       --------       --------
                                                                    (in thousands)
Current:
  Federal                                               $  1,498       $  7,660       $  4,787
  State                                                      737          1,418            640
  Foreign                                                    213          1,039          2,404
                                                        --------       --------       --------
Total current                                              2,448         10,117          7,831
                                                        --------       --------       --------

Deferred (credit):
  Federal                                                  2,548         (3,002)        (3,834)
  State                                                      471           (520)          (519)
  Foreign                                                  1,131            (27)           (41)
                                                        --------       --------       --------
Total deferred                                             4,150         (3,549)        (4,394)
                                                        --------       --------       --------
Total income tax expense                                $  6,598       $  6,568       $  3,437
                                                        --------       --------       --------
                                                        --------       --------       --------

Cubic Corporation - SEC Form 10-K                                       Page 29
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES--Continued

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax liabilities and assets as of September 30, are as follows:

                                                           1997          1996
                                                        --------       --------
                                                            (in thousands)
Deferred tax assets:
  Accrued employee benefits                             $  2,621       $  2,968
  Inventory reserves and long-term contract accounting     6,843          6,202
  Self-insurance reserves                                  1,178            908
  Deferred compensation                                    1,169            878
  Other                                                    2,875          2,652
                                                        --------       --------
    Total deferred tax assets                             14,686         13,608
  Valuation allowance for deferred tax assets                  -           (191)
                                                        --------       --------
    Net deferred tax assets                               14,686         13,417
                                                        --------       --------
Deferred tax liabilities:
  Tax over book depreciation                                 864            707
  Leveraged lease accounting                               2,831          2,831
  Other                                                    2,668          1,926
                                                        --------       --------
    Total deferred tax liabilities                         6,363          5,464
                                                        --------       --------
Net deferred tax asset                                  $  8,323       $  7,953
                                                        --------       --------
                                                        --------       --------

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense, for the years ended September 30, is as follows:

                                                           1997           1996           1995
                                                          ------         ------         -------
                                                                    (in thousands)
Taxes on income based on statutory
 federal income tax rate                                  $6,577         $6,421         $3,785
State income taxes, net of
 federal tax benefit                                         785            583             79
                                                          ------         ------         -------
                                                           7,362          7,004          3,864
Increases (decreases) resulting from:
 Tax exempt interest and
  dividend income                                           (432)          (494)          (504)
Foreign sales corporation
  tax benefit                                               (206)          (403)          (182)
 Non-deductible expenses                                     338            714            214
 Effect of change in tax rates on deferred tax asset           -           (226)             -
 Other                                                      (464)           (27)            45
                                                          ------         ------         -------
                                                            (764)          (436)          (427)
                                                          ------         ------         -------
Total income tax expense                                  $6,598         $6,568         $3,437
                                                          ------         ------         -------
                                                          ------         ------         -------

The Company made income tax payments, net of refunds, totaling $4,770,000, $11,689,000 and $2,085,000 in 1997, 1996 and 1995, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 30
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE H--INCOME TAXES--Continued

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change, for the years ended September 30, include the following components:

                                                           1997           1996          1995
                                                         -------        --------       -------
                                                                    (in thousands)
         United States                                   $15,757        $15,295        $ 3,452
         Foreign                                           3,034          3,051          7,681
                                                         -------        --------       -------
         Total                                           $18,791        $18,346        $11,133
                                                         -------        --------       -------
                                                         -------        --------       -------

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

Net pension cost for this plan, for the years ended September 30, included the following components:

                                                           1997          1996           1995
                                                        --------       ---------      --------
                                                                   (in thousands)
Service cost--benefits earned during the period         $  1,643       $  1,681       $  1,398
Interest cost on projected benefit obligation              2,729          2,453          2,216
Actual return on plan assets                             (8,567)        (3,516)        (4,526)
Net amortization and deferral                              5,652          1,062          2,513
                                                        --------       ---------      --------
Net pension cost                                        $  1,457       $  1,680       $  1,601
                                                        --------       ---------      --------
                                                        --------       ---------      --------

Cubic Corporation - SEC Form 10-K                                       Page 31
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE I--PENSION AND OTHER RETIREMENT PLANS--Continued

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet as of September 30, 1997 and 1996, for the Company's defined benefit pension plan:

                                                                    1997         1996
                                                                   -------      -------
                                                                      (in thousands)
    Actuarial present value of benefit obligations:
      Vested benefits                                              $35,478      $29,662
      Non vested benefits                                            1,128          792
                                                                   -------      -------
    Accumulated benefit obligation                                 $36,606      $30,454
                                                                   -------      -------
                                                                   -------      -------
    Plan assets at fair value                                      $43,054      $33,276
    Projected benefit obligation for services rendered to date      40,587       33,795
                                                                   -------      -------
    Plan assets in excess of (or less than) projected benefit
      obligation                                                     2,467         (519)
      Unrecognized net transition asset                                (72)        (124)
      Unrecognized prior service costs                                 (14)         (38)
      Unrecognized net (gain) loss                                  (1,546)         905
                                                                   -------      -------
    Pension asset recognized in the consolidated balance sheet     $   835       $  224
                                                                   -------      -------
                                                                   -------      -------

Major assumptions at September 30 are as follows:

                                                                1997      1996     1995
                                                                ----      ----     ----
Discount rate                                                   7.2%      7.7%     7.4%
Rate of increase in compensation level                          4.5%      4.5%     4.5%
Expected long-term rate of return on assets                     8.5%      8.5%     8.5%

Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The Company and certain of its subsidiaries also have other retirement plans which provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five to seven years. A substantial portion of Company contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $7,001,000, $6,215,000 and $5,606,000 in 1997, 1996 and 1995, respectively.

Cubic Corporation - SEC Form 10-K                                       Page 32
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE J--PREFERRED STOCK OF U.S. ELEVATOR CORPORATION

In 1993, the Company sold all of the outstanding common stock of its subsidiary, United States Elevator Corp. (USEC), to Thyssen Holding Corporation (Thyssen). Proceeds of the sale included $20 million of USEC 6% cumulative, nonvoting, redeemable preferred stock which was required to be repurchased by Thyssen at the option of the Company. The agreement for the sale of USEC also provided for additional consideration based on a formula relating to the post-sale earnings of USEC. In December of 1996, the Company exercised its option and, in the quarter ended March 31, 1997, received $20 million for the preferred stock and $12 million related to the contingent payment provision. The contingent payment will be used to offset the costs of certain product liability and warranty obligations which were incorporated in the original sale agreement. Therefore, no additional gain or loss has been realized by the Company in connection with this transaction.

NOTE K--RELATED PARTY TRANSACTIONS

The Company leases certain manufacturing facilities in the County of San Diego from co-owners Walter C. Zable, an officer and director of the Company, and his sister, who are the children of Walter J. Zable. The facilities are leased on a month-to-month basis under a triple net lease at a rate of $14,000 per month.

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed in the year incurred. The amounts expensed related to the policy were $165,000, $130,000 and $390,000 in 1997, 1996 and 1995, respectively. However, should the policy be held to maturity, all payments advanced to carry this policy will be returned. Further, should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made, and amounts previously expensed in the early years of the policy will have been reversed.

NOTE L--LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. In May 1997, the arbitration panel, based in Switzerland, issued an award in favor of the government of Iran for $2.8 million, plus interest at the rate of 12% per annum from September 1991 until May 1997. The Company believes that it has been denied due process in the arbitration proceeding and is vigorously contesting the basis of the award. The Company and its outside counsel believe that the award may be unenforceable against the assets of the Company and that it is unlikely that the Company will ultimately be required to make payment. Therefore, no provision for this award has been made in the financial statements.

Cubic Corporation - SEC Form 10-K                                       Page 33
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE L--LEGAL MATTERS--Continued

In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, unjust enrichment, fraud and deceit, among other related charges. The claims allegedly arose out of a strategic supplier agreement under which UDT Sensors, Inc. alleges it was to receive a subcontract to provide a certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach agreement on certain terms and conditions for a subcontract with UDT Sensors, Inc. The lawsuit claimed damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgment interest and costs of suit. Subsequent to the filing of the lawsuit, the Superior Court dismissed that part of the claim of UDT Sensors, Inc. dealing with breach of contract and the damages claim was reduced to $2 million. The only remaining claims are ones for fraud and unjust enrichment. A trial date has been set for January 13, 1998. The Company believes the lawsuit is without merit and will not have a material adverse effect on the Company's financial statements, and is vigorously pursuing its defense.


NOTE M--BUSINESS SEGMENT INFORMATION

The Company's operations are best grouped into three main product segments: defense, automatic revenue collection systems, and commercial operations. A description of each segment's primary activities follows:

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

AUTOMATIC REVENUE COLLECTION SYSTEMS--the design, production, installation and servicing of electronic and mechanical revenue collection systems for mass transit projects, including railways, buses, and highways.

COMMERCIAL OPERATIONS--includes the manufacture of corrugated paper products and the development of high-speed video and audio compression software for applications including electronic mail, intra-net based training, and surveillance. In the years ended September 30, 1997, 1996 and 1995, the software development business did not generate significant sales.

Cubic Corporation - SEC Form 10-K                                       Page 34
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION--Continued

Business segment financial data for the three years ended September 30, 1997, is presented below.

                                                             1997           1996           1995
                                                            ------         ------         ------
                                                                       (in millions)
REVENUE:
 Defense                                                    $206.2         $195.9         $168.4
 Automatic revenue collection systems                        165.2          192.8          183.4
 Commercial operations                                        17.9           21.0           18.7
                                                            ------         ------         ------
                                                             389.3          409.7          370.5
 Corporate                                                     5.1            4.6            5.3
                                                            ------         ------         ------
Consolidated Totals                                         $394.4         $414.3         $375.8
                                                            ------         ------         ------
                                                            ------         ------         ------
OPERATING PROFIT:
 Defense                                                    $  6.6         $  7.6         $  4.0
 Automatic revenue collection systems                         12.3           14.4            9.8
 Commercial operations                                         1.1            0.8            1.3
                                                            ------         ------         ------
Consolidated Operating Profit                                 20.0           22.8           15.1

 Corporate                                                     0.6           (1.4)          (1.0)
 Interest expense                                             (1.8)          (3.1)          (3.0)
                                                            ------         ------         ------
Income before Income Taxes and Minority Interest           $  18.8         $ 18.3         $ 11.1
                                                            ------         ------         ------
                                                            ------         ------         ------

IDENTIFIABLE ASSETS:
 Defense                                                    $106.9         $107.6         $112.9
 Automatic revenue collection systems                         98.1           86.1          128.1
 Commercial operations                                         3.3            5.1            3.5
                                                            ------         ------         ------
                                                             208.3          198.8          244.5
 Corporate                                                    74.0           67.8           55.2
                                                            ------         ------         ------
Consolidated Totals                                         $282.3         $266.6         $299.7
                                                            ------         ------         ------
                                                            ------         ------         ------

DEPRECIATION AND AMORTIZATION:
 Defense                                                    $  4.8         $  4.6         $  3.3
 Automatic revenue collection systems                          3.3            5.0            8.4
 Commercial operations                                         0.2            0.3            0.3
                                                            ------         ------         ------
                                                               8.3            9.9           12.0
 Corporate                                                     0.7            0.6            0.5
                                                            ------         ------         ------
Consolidated Totals                                         $  9.0         $ 10.5         $ 12.5
                                                            ------         ------         ------
                                                            ------         ------         ------
GROSS CAPITAL EXPENDITURES:
 Defense                                                    $  3.4         $  6.7         $  3.5
 Automatic revenue collection systems                          2.9            5.0            3.6
 Commercial operations                                         0.2            0.2            0.2
                                                            ------         ------         ------
                                                               6.5           11.9            7.3
 Corporate                                                     0.9            0.9            0.6
                                                            ------         ------         ------
Consolidated Totals                                         $  7.4         $ 12.8         $  7.9
                                                            ------         ------         ------
                                                            ------         ------         ------

Cubic Corporation - SEC Form 10-K                                       Page 35
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE M--BUSINESS SEGMENT INFORMATION--Continued

Inter-segment sales are immaterial. Defense segment sales include $183.0 million, $170.8 million and $154.6 million in 1997, 1996 and 1995, respectively, to United States Government agencies. Automatic revenue collection systems sales include $47.4 million, $35.2 million and $57.1 million in 1997, 1996 and 1995, respectively, to the New York City Transit Authority in addition to $33.0 million, $39.1 million and $48.2 million in 1997, 1996 and 1995, respectively, to the London Transport. No other single customer accounts for 10% or more of the Company's revenue.

Domestic revenue includes $33.7 million, $44.7 million and $30.8 million in 1997, 1996 and 1995, respectively, for export. Foreign revenue consists of $66.1 million, $59.2 million and $56.5 million in sales made by foreign subsidiaries in the automatic revenue collection systems segment during 1997, 1996 and 1995, respectively. Consolidated operating profit includes $4.6 million, $3.3 million and $6.4 million in operating profit from these foreign subsidiaries in 1997, 1996 and 1995, respectively. Foreign identifiable assets represented $62.7 million, $23.1 million and $35.0 of total assets in 1997, 1996 and 1995, respectively.


NOTE N--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996:

                                                                           Quarter Ended
                                                      --------------------------------------------------------
                                                      DECEMBER 31      MARCH 31      JUNE 30      SEPTEMBER 30
                                                      -----------      --------      -------      ------------
                                                              (in thousands, except per share data)
             1997
             ----
Net sales                                              $  84,058      $  96,187       $109,828      $  98,081
Gross profit                                              20,489         21,190         24,461         25,023
Net income                                                 2,895          2,675          3,257          3,366
Net income per share                                         .32            .30            .36            .38


             1996
             ----
Net sales                                              $  93,964      $ 110,870       $ 98,667      $ 104,120
Gross profit                                              19,269         22,896         23,502         25,661
Net income                                                 2,166          2,486          3,136          3,275
Net income per share                                         .24            .28            .35            .36

Gross profit amounts for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997, have been restated from those previously reported to reflect classification differences between cost of sales, selling, general and administrative expenses and research and development expenses. Other amounts presented above were not affected by this change.