Form 10-Q
period 1997-12-31
CUBIC CORP /DE/
filed 1998-02-13
CIK 26076

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       For the Quarter Ended December 31, 1997



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

     As of January 30, 1998, Registrant had only one class of common stock of which there were 8,907,158 shares outstanding (after deducting 2,981,085 shares held as treasury stock).

                           PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                                  CUBIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                    (amounts in thousands, except per share data)

                                                          Three Months Ended
                                                              December 31
                                                           1997         1996
                                                        ---------    ---------
Revenues:
   Net sales                                            $  91,752    $  84,058
   Other income                                             1,394        1,174
                                                        ---------    ---------
                                                           93,146       85,232
                                                        ---------    ---------
Costs and expenses:
   Cost of sales                                           68,805       64,870
   Selling, general and
      administrative expenses                              17,994       14,084
   Research and development                                 1,702        1,314
   Interest                                                   503          419
                                                        ---------    ---------
                                                           89,004       80,687
                                                        ---------    ---------

Income before income taxes                                  4,142        4,545

Income taxes                                                1,500        1,650
                                                        ---------    ---------

Net income                                               $  2,642     $  2,895
                                                        ---------    ---------
                                                        ---------    ---------

Net income per share                                       $  .30       $  .32
                                                        ---------    ---------
                                                        ---------    ---------

Average shares of common stock outstanding                  8,943        8,981
                                                        ---------    ---------

See accompanying notes.

                                 CUBIC CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                (thousands of dollars)


                                                            December 31    September 30
                                                                 1997           1997
                                                            (Unaudited)   (See note below)
                                                            -----------   ----------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $  66,359      $  53,257
 Marketable securities, available-for-sale                       2,392          2,426
 Accounts receivable                                           103,256        107,807
 Inventories -- Note C                                          25,973         20,955
 Deferred income taxes and other current assets                 13,113         15,783
                                                            ----------     ----------
Total current assets                                           211,093        200,228
                                                            ----------     ----------

Property, plant and equipment - net                             39,710         40,110
Cost in excess of net tangible assets of
 purchased businesses, less amortization                        26,757         27,281
Miscellaneous other assets                                      14,505         14,663
                                                              --------       --------
                                                            $  292,065     $  282,282
                                                            ----------     ----------
                                                            ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                       $  10,905       $  9,620
 Accounts payable and other current liabilities                 47,593         46,270
 Customer advances                                              33,445         30,896
 Income taxes payable                                            2,136            206
 Current portion of long-term debt                               5,000          5,000
                                                            ----------     ----------
Total current liabilities                                       99,079         91,992
                                                            ----------     ----------

Long-term debt                                                  10,000         10,000
Deferred income taxes and other liabilities                      5,453          4,970

Shareholders' equity:
 Common stock                                                      234            234
 Additional paid-in capital                                     12,123         12,123
 Retained earnings                                             200,855        198,213
 Foreign currency translation adjustment                          (425)          (557)
 Treasury stock at cost                                        (35,254)       (34,693)
                                                            ----------     ----------
                                                               177,533        175,320
                                                            ----------     ----------
                                                            $  292,065     $  282,282
                                                            ----------     ----------
                                                            ----------     ----------

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                                 CUBIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                (thousands of dollars)

                                                                Three Months Ended
                                                                    December 31
                                                                1997           1996
                                                              --------       --------
     Operating Activities:
      Net income                                              $  2,642       $  2,895
      Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                            2,493          2,013
        Changes in operating assets and liabilities              8,970        (10,556)
                                                              --------       --------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                               14,105         (5,648)
                                                              --------       --------

     Investing Activities:
      Sales of marketable securities                                34             --
      Net additions to property, plant and equipment            (1,537)        (1,520)
      Other items - net                                             50             --
                                                              --------       --------
     NET CASH USED IN INVESTING ACTIVITIES                      (1,453)        (1,520)
                                                              --------       --------

     Financing Activities:
      Short-term borrowings                                      1,097             --
      Purchases of treasury stock                                 (561)            --
                                                              --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     536             --
                                                              --------       --------

     Effect of exchange rates on cash                              (86)          (101)
                                                              --------       --------

     NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                      13,102         (7,269)

     Cash and cash equivalents at the
      beginning of the period                                   53,257         20,062
                                                              --------       --------

     CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD                                  $  66,359      $  12,793
                                                              --------       --------
                                                              --------       --------

See accompanying notes.

                                 CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 December 31, 1997


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

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

B.   PER SHARE AMOUNTS

     Per share amounts are based upon the weighted average number of shares of common stock outstanding.

C.   INVENTORIES

                                                December 31    September 30
                                                    1997           1997
                                                -----------    ------------
     Inventories consist of the following:
      Finished products                         $  2,179       $  2,501
      Work in process                             15,149         10,300
      Raw material and purchased parts             8,645          8,154
                                                --------       --------
                                                $ 25,973       $ 20,955
                                                --------       --------
                                                --------       --------

     Work in process inventories include costs relating to long term contracts of approximately $8.0 million, the recovery of which is subject to future determination through contract negotiations. These amounts result from customer-required work performed not specified in contract provisions and pre-contract work performed at the Company's risk. Management believes the Company will ultimately recover these amounts through the modification or award of the related contracts.

                                 CUBIC CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- continued

                                 December 31, 1997


D.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     In the first quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share". This statement redefines the standards for computing and presenting earnings per share, previously promulgated by Accounting Principles Board Opinion No. 15, " Earnings per Share". Due to the Company's current simple capital structure, the Company is not required to calculate or present diluted earnings per share, nor restate earnings per share previously reported.

E.   LEGAL MATTER

     In July 1995, UDT Sensors, Inc. a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, unjust enrichment, fraud and deceit, among other related charges. The claims allegedly arose out of a strategic supplier agreement under which UDT Sensors, Inc. alleges it was to receive a subcontract to provide a certain product if Cubic Defense Systems, Inc. was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, Cubic Defense Systems, Inc. was unable to reach agreement on certain terms and conditions for a subcontract with UDT Sensors, Inc. The lawsuit claimed damages in the amount of $20 million and more according to proof at trial, exemplary damages in an amount to be determined at trial, pre-judgment interest and costs of suit. Subsequent to the filing of the lawsuit, the Superior Court dismissed that part of the claim of UDT Sensors, Inc. dealing with breach of contract and the damages claim was reduced to $2 million. The only remaining claims are ones for fraud and unjust enrichment. The trial date has been reset for April 13, 1998. The Company expects an out-of-court settlement to be reached, which will not have a material adverse effect on the Company's financial statements.

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

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                  December 31, 1997

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 were 9% higher than the first quarter of fiscal 1997, primarily due to the acquisition of Thorn Transit Systems International (TTSI) in April 1997. The addition of this business contributed to a sales increase of 27% from the prior year in the automatic revenue collection segment. Sales in the defense segment for the first quarter of fiscal 1998 were comparable to the first quarter of fiscal 1997.

The Company has continued to invest in the development and promotion of its proprietary software technology which delivers compressed video and audio transmission over personal computer networks for applications including e-mail, intra-net based training and surveillance. This investment amounted to approximately $1 million in the first quarter, resulting in lower overall operating profits compared to the first quarter of fiscal 1997.

Operating profits in the defense segment for the first quarter were 35% higher than in the previous year as a result of increased profits from product lines such as the J-STARS Data Link and Personnel Locator Systems.

Although sales in the first quarter for the revenue collection segment were up from last year, operating profits for the first quarter were comparable to the prior year, as the continued delay of an expected contract with the London Transport has affected profitability. In addition, second quarter earnings may be negatively impacted because of the possible need to set aside reserves for some of the Asian contracts that came with the acquisition of TTSI. The impact of this is currently being assessed and will, if necessary, be reflected in the second quarter.

For the three-month period, selling, general and administrative expenses increased, both nominally and as a percentage of sales, over the level in fiscal 1997. This increase was in support of higher sales volume at the automatic revenue collection systems segment, increased selling expenses incurred at the defense segment in pursuit of new contracts and selling expenses related to the video compression product mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended December 31, 1997, operating activities provided $14.1 million, due primarily to collections from customers exceeding the related contract expenditures. Investing activities included planned expenditures for capital equipment, which used $1.5 million. Financing activities included an increase in the Company's short-term borrowings in the United Kingdom that provided $1.1 million. This was partially offset by treasury stock purchases of $0.6 million. Overall, cash and cash equivalents increased by $13.1 million during the first quarter to $66.4 million as of December 31, 1997. The Company expects that cash on hand and its available debt capacity will be adequate to meet its short-term working capital requirements.

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - continued

                                  December 31, 1997


The Company's financial condition remains strong with working capital of $112.0 million and a current ratio of 2.1 to 1 at December 31, 1997. The backlog of orders at December 31, 1997 was $380 million compared to $358 million at September 30, 1997 and $320 million at December 31, 1996. The increase from December 31, 1996 to December 31, 1997, was primarily the result of the TTSI acquisition.

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

                                       CUBIC CORPORATION


 Date February 6, 1998                 /s/ W. W. Boyle
      ----------------                 -----------------
                                       W. W. Boyle
                                       Vice President Finance and CFO


 Date February 6, 1998                 /s/ T. A. Baz
      ----------------                 -----------------
                                       T. A. Baz
                                       Vice President and Controller