Form 10-Q
period 1998-03-31
CUBIC CORP /DE/
filed 1998-05-15
CIK 26076

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Quarter Ended March 31, 1998

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

                              YES  /X/       NO / /
                                   ---          ---

     As of May 1, 1998, Registrant had only one class of common stock of which there were 8,907,158 shares outstanding (after deducting 2,981,085 shares held as treasury stock).

                         PART I--FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS

                               CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                             Six Months Ended      Three Months Ended
                                                                 March 31               March 31
                                                          ----------------------  --------------------
                                                             1998        1997       1998       1997
                                                          ----------  ----------  ---------  ---------
Revenues:
Net sales...............................................  $  181,577  $  180,245  $  89,825  $  96,187
Other income............................................       2,528       2,994      1,134      1,820
                                                          ----------  ----------  ---------  ---------
                                                             184,105     183,239     90,959     98,007
Costs and expenses:
Cost of sales...........................................     145,700     138,566     76,895     74,997
Selling, general and administrative expenses............      37,402      30,923     19,408     16,380
Research and development................................       4,293       4,172      2,591      2,016
Interest................................................         982         858        479        439
                                                          ----------  ----------  ---------  ---------
                                                             188,377     174,519     99,373     93,832
                                                          ----------  ----------  ---------  ---------
Income (loss) before income taxes.......................      (4,272)      8,720     (8,414)     4,175
Income taxes (benefit)..................................      (1,250)      3,150     (2,750)     1,500
                                                          ----------  ----------  ---------  ---------
Net income (loss).......................................  $   (3,022) $    5,570  $  (5,664) $   2,675
                                                          ----------  ----------  ---------  ---------
                                                          ----------  ----------  ---------  ---------
Net income (loss) per common share......................  $    (0.34) $     0.62  $   (0.64) $    0.30
                                                          ----------  ----------  ---------  ---------
                                                          ----------  ----------  ---------  ---------
Dividends per common share..............................  $     0.19  $     0.19  $    0.19  $    0.19
                                                          ----------  ----------  ---------  ---------
                                                          ----------  ----------  ---------  ---------
Average shares of common stock outstanding..............       8,927       8,981      8,910      8,981
                                                          ----------  ----------  ---------  ---------
                                                          ----------  ----------  ---------  ---------

See accompanying notes to financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                            (thousands of dollars)


                                                                  March 31        September 30
                                                                    1998             1997
                                                                 (Unaudited)     (See note below)
                                                                 -----------     ----------------
ASSETS

Current assets:
Cash and cash equivalents......................................   $  35,653     $    53,257
Marketable securities, available-for-sale......................       2,392           2,426
Accounts receivable............................................     108,843         107,807
Inventories--Note C............................................      36,486          20,955
Deferred income taxes and other current assets.................      16,956          15,783
                                                                 -----------  ---------------
Total current assets...........................................     200,330         200,228

Property, plant and equipment--net.............................      39,840          40,110
Cost in excess of net tangible assets of purchased businesses,
  less amortization............................................      26,213          27,281
Miscellaneous other assets.....................................      14,493          14,663
                                                                 -----------  ---------------
                                                                  $ 280,876     $   282,282
                                                                 -----------  ---------------
                                                                 -----------  ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings..........................................   $   7,173     $     9,620
Accounts payable and other current liabilities.................      47,575          46,270
Customer advances..............................................      34,423          30,896
Income taxes payable...........................................       1,845             206
Current portion of long-term debt..............................       5,000           5,000
                                                                 -----------  ---------------
Total current liabilities......................................      96,016          91,992

Long-term debt.................................................      10,000          10,000
Deferred income taxes and other................................       5,294           4,970

Shareholders' equity:
Common stock...................................................         234             234
Additional paid-in capital.....................................      12,123          12,123
Retained earnings..............................................     193,499         198,213
Foreign currency translation adjustment........................        (238)           (557)
Treasury stock at cost.........................................     (36,052)        (34,693)
                                                                 -----------  ---------------
                                                                    169,566         175,320
                                                                 -----------  ---------------
                                                                  $ 280,876     $   282,282
                                                                 -----------  ---------------
                                                                 -----------  ---------------

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                               CUBIC CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                            (thousands of dollars)

                                                                             Six Months Ended
                                                                                 March 31
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Operating Activities:
  Net income (loss)......................................................  $  (3,022) $   5,570
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization......................................      4,891      4,000
      Changes in operating assets and liabilities........................     (9,401)   (32,454)
                                                                           ---------  ---------
      NET CASH USED IN OPERATING ACTIVITIES..............................     (7,532)   (22,884)
                                                                           ---------  ---------
Investing Activities:
  Sales of marketable securities.........................................         34         41
  Proceeds from sale of U. S. Elevator Corp..............................     --         31,996
  Net additions to property, plant and equipment.........................     (3,514)    (3,273)
  Other items--net.......................................................       (703)       443
                                                                           ---------  ---------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES................     (4,183)    29,207
                                                                           ---------  ---------
Financing Activities:
  Change in short-term borrowings........................................     (2,733)    --
  Purchases of treasury stock............................................     (1,359)    --
  Dividends paid.........................................................     (1,692)    (1,706)
                                                                           ---------  ---------
      NET CASH USED IN FINANCING ACTIVITIES..............................     (5,784)    (1,706)
                                                                           ---------  ---------
Effect of exchange rates on cash.........................................       (105)      (241)
                                                                           ---------  ---------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............    (17,604)     4,376
Cash and cash equivalents at the beginning of the period.................     53,257     20,062
                                                                           ---------  ---------
      CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.................  $  35,653  $  24,438
                                                                           ---------  ---------
                                                                           ---------  ---------

    See accompanying notes to financial statements.

                               CUBIC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                March 31, 1998

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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain prior period amounts have been restated to reflect the current period classifications.

B.   Per Share Amounts

     Per share amounts are based upon the weighted average number of shares of common stock outstanding.

                               CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)--continued

                                 March 31, 1998

C.   Inventories


                                                                       March 31    September 30
                                                                         1998          1997
--------------------------------------------------------------------  -----------  ------------
Inventories consist of the following:                                       (In thousands)
Finished products...................................................   $   2,084    $    2,501
Work in process.....................................................      25,505        10,300
Raw material and purchased parts....................................       8,897         8,154
                                                                      -----------  ------------
                                                                       $  36,486    $   20,955
                                                                      -----------  ------------
                                                                      -----------  ------------

     Work in process at March 31, 1998 includes $8.4 million of inventoried long-term contract costs incurred as a result of customer-required work performed not specified in contract provisions. The recovery of this entire amount was successfully negotiated in April 1998 and a contract modification has been received. Work in process at March 31, 1998 also includes $4.7 million of inventoried costs incurred as pre-contract work performed at the Company's risk. Management believes the Company will ultimately recover this and any future amounts to be incurred through the award of the related contract.

D.   Legal Matter

     In July 1995, UDT Sensors, Inc. (UDT) a potential subcontractor, filed a lawsuit against Cubic Defense Systems, Inc. (CDS) in the Superior Court of the State of California in Los Angeles, alleging breach of a written contract, unjust enrichment, fraud and deceit, among other related charges. The claims allegedly arose out of a strategic supplier agreement under which UDT alleged it was to receive a subcontract to provide a certain product if CDS was selected by the United States Army as the prime contractor for a certain government program. After winning the prime contract, CDS was unable to reach agreement on certain terms and conditions for a subcontract with UDT.

     In April 1998, CDS reached a business settlement with UDT which provides that, among other lesser items, CDS will purchase from UDT, a minimum percentage of worldwide requirements for certain products at competitive prices.

E.   Review by Independent Accountants

     A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                               CUBIC CORPORATION
           ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1998

RESULTS OF OPERATIONS

Sales for the six month period ended March 31, 1998 were essentially flat as compared to the same period of fiscal 1997. Sales increased in the transportation systems segment, primarily due to the acquisition of Thorn Transit Systems International (TTSI) in April 1997, however, this increase was offset by lower sales volume on transportation system contracts in the United States and a decrease in defense segment sales. Sales for the three month period ended March 31, 1998 decreased 7% primarily as the result of the delayed award of the MILES 2000 (Multiple Integrated Laser Engagement System) production contract. A contract modification for the exercise of production options on MILES 2000 has now been received.

During the second quarter, the Company established a $9.5 million reserve, before applicable income taxes, for estimated losses on several contracts in Asia, related to the TTSI subsidiary referred to above. Management believes the reserve is sufficient to cover all losses associated with the existing contracts of this subsidiary. In response to these losses, in April 1998, the Company commenced a restructuring of management in the United Kingdom to realign resources and address the operating issues which resulted in the losses.

Operating profits in the transportation systems segment were also negatively impacted by lower sales volume and profit margins on contracts in the United States. However, award of the Prestige contract to privatize the London Transport fare collection system is expected within the next few months, which should increase sales and operating profits of this segment in future quarters.

Operating profits in the defense segment for the six month period ended March 31, 1998 were 86% higher than in the previous year. The J-STARS Data Link product line continued to contribute significantly to the operating profits of this segment. In addition, during the first half of fiscal 1997, operating profits in the segment had been lower due to the recognition of losses caused by cost growth in the development of MILES 2000. In the current year, the MILES 2000 product line has operated at a break-even status, helping to improve overall operating profits as compared to the previous year.

The Company has continued to invest in the development and promotion of its proprietary software technology which delivers compressed video and audio transmission over computer networks for applications including e-mail, intra-net based training and surveillance. This investment, which has resulted in losses in the commercial operations segment for both the three and six month periods, has amounted to approximately $1 million, before applicable income taxes, in each of the first two quarters of the fiscal year.

                               CUBIC CORPORATION
           ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               March 31, 1998

For the three and six month period ended March 31, 1998, selling, general and administrative expenses increased, both nominally and as a percentage of sales, over the level in fiscal 1997. This increase was in support of higher sales volume at the transportation systems segment, increased selling expenses incurred at the defense segment in pursuit of new contracts and selling expenses related to the video compression product mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $17.6 million since year end, to $35.7 million at March 31, 1998. During the six month period ended March 31, 1998, operating activities used $7.5 million, due primarily to growth in inventoried costs as described in note C. Investing activities included planned expenditures for capital equipment, which used $3.5 million. Financing activities included a $2.7 million repayment of short-term borrowings in the United Kingdom, and $3.1 million used to purchase treasury stock and pay cash dividends to shareholders. The Company expects that cash on hand and its available debt capacity will be adequate to meet its short and long term working capital requirements.

The Company's financial condition remains strong with working capital of $104.3 million and a current ratio of 2.1 to 1 at March 31, 1998. The backlog of orders at March 31, 1998 was $354 million, which is comparable to the $358 million at September 30, 1997 and a slight increase from $343 million at March 31, 1997.

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

                           PART II--OTHER INFORMATION
                    ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are included herein:
             15--Independent Accountants' Review Report
             27-- Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CUBIC CORPORATION

    Date May 6, 1998                              /s/ W. W. Boyle
                                                  ----------------------------
                                                  W. W. Boyle
                                                  VICE PRESIDENT FINANCE AND CFO

    Date May 6, 1998                              /s/ T. A. Baz
                                                  ----------------------------
                                                  T. A. Baz
                                                  VICE PRESIDENT AND CONTROLLER

               EXHIBIT 15--INDEPENDENT ACCOUNTANTS' REVIEW REPORT

THE BOARD OF DIRECTORS
CUBIC CORPORATION

We have reviewed the accompanying consolidated condensed balance sheet of Cubic Corporation as of March 31, 1998, and the related consolidated condensed statement of income for the three and six-month periods ended March 31, 1998 and 1997, and the consolidated condensed statement of cash flows for the six-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cubic Corporation as of September 30, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and in our report dated December 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at September 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                              ERNST & YOUNG LLP

SAN DIEGO, CALIFORNIA
May 6, 1998