Form 10-Q
period 1998-06-30
CUBIC CORP /DE/
filed 1998-08-14
CIK 26076

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         For the Quarter Ended June 30, 1998



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

                                 Yes [X]    No [ ]

     As of August 1, 1998, Registrant had only one class of common stock of which there were 8,907,067 shares outstanding (after deducting 2,981,176 shares held as treasury stock).

                           PART I - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
               CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                    (amounts in thousands, except per share data)

                                             Nine Months Ended            Three Months Ended
                                                   June 30                        June 30
                                            1998           1997           1998           1997
                                          --------       --------       --------       --------
Revenues:
  Net sales                               $281,121       $290,073       $ 99,544       $109,828
  Other income                               3,799          4,869          1,271          1,875
                                          --------       --------       --------       --------
                                           284,920        294,942        100,815        111,703
Costs and expenses:
  Cost of sales                            222,489        223,933         76,789         85,367
  Selling, general and
    administrative expenses                 55,815         49,751         18,413         18,828
  Research and development                   6,931          6,412          2,638          2,240
  Interest                                   1,325          1,269            343            411
                                          --------       --------       --------       --------
                                           286,560        281,365         98,183        106,846
                                          --------       --------       --------       --------

Income (loss) before income taxes           (1,640)        13,577          2,632          4,857

Income taxes (benefit)                        (400)         4,750            850          1,600
                                          --------       --------       --------       --------
Net income (loss)                         $ (1,240)      $  8,827       $  1,782       $  3,257
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

Net income (loss) per common share        $  (0.14)      $   0.98       $   0.20       $   0.36
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

Dividends per common share                $   0.19       $   0.19       $   -          $   -
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------
Average shares of common
  stock outstanding                          8,920          8,981          8,907          8,981
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CUBIC CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET

                               (thousands of dollars)

                                                    June 30     September 30
                                                     1998           1997
                                                  (Unaudited) (See note below)
                                                  ----------- ----------------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 17,706         $ 53,257
  Marketable securities, available-for-sale            2,181            2,426
  Accounts receivable                                122,591          107,807
  Inventories -- Note 3                               36,480           20,955
  Deferred income taxes                               13,858           10,454
  Prepaid expenses and other current assets            3,516            5,329
                                                    --------         --------
     Total current assets                            196,332          200,228
Property, plant and equipment - net                   39,556           40,110
Cost in excess of net tangible assets of
  purchased businesses, less amortization             25,686           27,281
Miscellaneous other assets                            12,515           14,663
                                                    --------         --------
                                                    $274,089         $282,282
                                                    --------         --------
                                                    --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                             $ 14,989         $  9,620
  Accounts payable and other current liabilities      47,670           46,270
  Customer advances                                   22,280           30,896
  Income taxes payable                                 2,351              206
  Current portion of long-term debt                    5,000            5,000
                                                    --------         --------
     Total current liabilities                        92,290           91,992
Long-term debt                                         5,000           10,000
Deferred income taxes and other liabilities            5,463            4,970
Shareholders' equity:
  Common stock                                           234              234
  Additional paid-in capital                          12,123           12,123
  Retained earnings                                  195,281          198,213
  Foreign currency translation adjustment               (247)            (557)
  Treasury stock at cost                             (36,055)         (34,693)
                                                    --------         --------
                                                     171,336          175,320
                                                    --------         --------
                                                    $274,089         $282,282
                                                    --------         --------
                                                    --------         --------

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                               (thousands of dollars)

                                                         Nine Months Ended
                                                              June 30
                                                      1998             1997
                                                    --------         --------
Operating Activities:
  Net income (loss)                                 $ (1,240)        $  8,827
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                     7,354            6,291
     Changes in operating assets and liabilities     (35,538)         (12,649)
                                                    --------         --------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                          (29,424)           2,469
                                                    --------         --------
Investing Activities:
  Sales of marketable securities                         245              368
  Proceeds from sale of U. S. Elevator Corp.               -           31,996
  Acquisition of business, net of cash acquired            -          (11,620)
  Net additions to property, plant and equipment      (5,186)          (4,830)
  Other items - net                                    1,795              685
                                                    --------         --------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                           (3,146)          16,599
                                                    --------         --------
Financing Activities:
  Change in short-term borrowings                      5,038                -
  Change in long-term debt                            (5,000)          (5,000)
  Purchases of treasury stock                         (1,362)            (122)
  Dividends paid                                      (1,692)          (1,706)
                                                    --------         --------
     NET CASH USED IN
       FINANCING ACTIVITIES                           (3,016)          (6,828)
                                                    --------         --------
Effect of exchange rates on cash                          35             (378)
                                                    --------         --------
     NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                     (35,551)          11,862
Cash and cash equivalents at the
  beginning of the period                             53,257           20,062
                                                    --------         --------
     CASH AND CASH EQUIVALENTS AT
       THE END OF THE PERIOD                        $ 17,706         $ 31,924
                                                    --------         --------
                                                    --------         --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CUBIC CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   June 30, 1998

NOTE 1 -- BASIS FOR PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Cubic Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The interim financial information presented herein includes all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain prior period amounts have been restated to reflect the current period classifications.

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

NOTE 2 -- PER SHARE AMOUNTS

Per share amounts are based upon the weighted average number of shares of common stock outstanding.

                                 CUBIC CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED) -- continued

                                   June 30, 1998

NOTE 3 -- INVENTORIES


                                             June 30     September 30
                                              1998          1997
                                            --------     ------------
Inventories consist of the following:             (In thousands)
    Finished products                       $ 2,367        $ 2,501
    Work in process                          24,515         10,300
    Raw material and purchased parts          9,598          8,154
                                            -------        -------
                                            $36,480        $20,955
                                            -------        -------
                                            -------        -------

Work in process at June 30, 1998 includes approximately $12 million of inventoried costs incurred as pre-contract work performed at the Company's risk. Approximately one-half of this amount relates to a defense segment contract and one-half to a transportation systems segment contract, both of which are in late stages of negotiations. Management believes the Company will ultimately recover this and any future amounts to be incurred through the award of the related contracts.

NOTE 4 -- LEGAL MATTER

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12% per annum from September 1991. On June 24, 1998, the government of Iran commenced an action in the United States District Court for the Southern District of California to enforce the award. The Company strongly believes it did not receive due process in the arbitral proceeding and is vigorously contesting the action. The Company believes that the ultimate outcome of the matter will not have a material effect on the Company's financial statements.

NOTE 5 -- REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                 CUBIC CORPORATION
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1998
RESULTS OF OPERATIONS

Sales for the nine-month period ended June 30, 1998 decreased 3% compared to the same period of fiscal 1997, as a modest sales increase in the transportation systems segment was offset by lower sales in the defense and commercial operations segments.

Defense segment sales for the three and nine-month periods ended June 30, 1998 decreased 3% and 5%, respectively, as compared to the same periods of last year, due primarily to lower sales of the Company's Receiver products. However, sales volume in this product line is expected to improve in the fourth quarter as a result of orders recently received.

Operating profits in the defense segment for the three and nine-month periods ended June 30, 1998 approximately doubled as compared to the same periods of the previous year. The J-STARS Data Link product line continued to contribute significantly to the operating profits of this segment. In addition, during the first three quarters of fiscal 1997, operating profits in the segment had been depressed by the recognition of losses caused by cost growth in the development of MILES 2000. In the current year, the MILES 2000 product line has operated at a break-even status, which significantly improved the operating profits of this segment as compared to the same periods of the previous year.

Transportation systems segment sales for the three-month period ended June 30, 1998 decreased 16% as compared to the same period of last year primarily due to lower sales on contracts in New York City and Chicago. This decrease in sales to United States customers was partially offset by increased sales to customers in the Far East. For the nine-month period, overall transportation systems sales were up slightly, due primarily to the acquisition of Thorn Transit Systems International (TTSI) in April 1997.

During the third quarter, the Company continued its restructuring of management in the United Kingdom to realign resources and address the operating issues which resulted in the significant losses on several large contracts recorded in the second quarter of 1998. Management believes the $9.5 million reserve established in the second quarter is adequate to absorb the expected losses on those contracts.

Operating profits for the quarter and year-to-date in the transportation systems segment were also negatively impacted by lower sales volume on contracts in the United States, as described above, and lower profit margins on these and other U.S. based contracts. However, award of the Prestige contract to privatize the London Transport fare collection system is imminent and should result in significant growth of the transportation systems segment in future quarters.

                                 CUBIC CORPORATION
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS -- continued

                                   June 30, 1998


The Company has continued to invest in the development and promotion of its proprietary software technology which delivers compressed video and audio transmission over computer networks for applications including e-mail, intra-net based training and surveillance. This investment, which has resulted in losses in the commercial operations segment, amounted to $1.6 million and $3.7 million, before applicable income taxes, for the three and nine-month periods of this fiscal year, respectively.

Selling, general and administrative expenses for the nine-month period ended June 30, 1998 increased, both nominally and as a percentage of sales, over the level in fiscal 1997. This increase resulted from the acquisition of TTSI last year, increased selling expenses incurred at the defense segment in pursuit of new contracts and marketing and promotion expenses related to the video compression software technology mentioned above.

The effective tax rate for the nine months ended June 30, 1998 was lower than in the same period of fiscal 1997 because the losses were incurred in the United Kingdom where the corporate tax rates are lower than in the U.S., providing a lower tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents has decreased $35.5 million since year end, to $17.7 million at June 30, 1998. During the nine-month period ended June 30, 1998, operating activities used $29.4 million, primarily due to growth in inventoried costs and accounts receivable, in addition to a reduction in customer advances. Investing activities included $5.2 million of planned expenditures for capital equipment. Financing activities included a $5 million net increase in short-term borrowings from credit facilities in the United Kingdom, offset by a scheduled $5 million annual installment payment on a long-term note. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its short and long-term financing needs.

The Company's financial condition remains strong with working capital of $104 million and a current ratio of 2.1 to 1 at June 30, 1998. The backlog of orders at June 30, 1998 was $348 million, as compared to the $358 million at September 30, 1997 and the $368 million at June 30, 1997.

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

                             PART II - OTHER INFORMATION
                      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

     Exhibit 3(i) Certificate of Incorporation of Cubic Corporation (as amended)
     Exhibit 15     Independent Accountants' Review Report
     Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CUBIC CORPORATION

Date  August 6, 1998                     /s/ W. W. Boyle
      --------------                    ---------------------------------
                                        W. W. Boyle
                                        Vice President Finance and CFO


Date  AUGUST 6, 1998                     /s/ T. A. Baz
      --------------                    ---------------------------------
                                        T. A. Baz
                                        Vice President and Controller