Form 10-K405
period 1998-09-30
CUBIC CORP /DE/
filed 1998-12-29
CIK 26076

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549

                                      FORM 10-K

                                    ANNUAL REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the Fiscal Year Ended September 30, 1998

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


                                  9333 Balboa Avenue
                             San Diego, California 92123
                               Telephone (619) 277-6780


           Common Stock                    American Stock Exchange, Inc.
           ------------                    -----------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant is: $115,329,520 as of November 25, 1998, based on the closing stock price on that date.


Number of shares of common stock outstanding as of November 25, 1998: 8,907,004 (after deducting 2,981,239 shares held as treasury stock).


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

The Company achieved record sales and contract awards in fiscal 1998, resulting in the highest backlog in its history at September 30, 1998. In the fourth quarter of the fiscal year a joint venture, in which Cubic has 37.5% ownership, was awarded a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics) to privatize the London Transport fare collection system. This contract is estimated to be worth a total of $1.75 billion over a 17 year period, making it the largest automatic fare collection contract ever awarded. Cubic's share of the work, not including all options, exceeds $500 million over the initial 12 year period of the contract. In addition, the defense segment was awarded a contract worth more than $130 million to build two ground combat training centers for the British Ministry of Defence, the largest international defense contract in its history. However, unexpected losses on several Asian contracts assumed in the acquisition of Thorn Transit Systems International (TTSI) in April 1997 and disappointing sales of the Company's new video email product resulted in reduced profits for the year.

Sales for the year ended September 30, 1998 increased by almost 7% over 1997, due to the additional sales volume added by TTSI and the new contracts described above. Defense segment sales in 1998 were virtually equal to 1997, as the increase from the new combat training center contract was offset by a decrease in receiver product sales. The addition of TTSI and the PRESTIGE contract resulted in an increase of 16% in transportation systems segment sales despite somewhat lower sales volume on contracts in the United States.

During fiscal year 1998, approximately 43% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 57% of the business is classified as commercial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

     (b)  FINANCIAL INFORMATION RELATING TO INDUSTRY
          SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 1998, and follows at Item 14(a)(1) of this filing, on pages 38 through 40.

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

Cubic Defense Systems, Inc. (CDS) is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire," plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the U. S. Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. A new generation of air ranges based on the GPS (Global Positioning System) has also been developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for use by the U. S. Army. In September 1998, CDS was awarded a contract to build two ground combat training centers for the British Ministry of Defence, the largest international defense contract in its history.

Cubic Defense Systems, Inc. also produces the air/ground data link for the J-STARS reconnaissance system (Joint Surveillance and Target Attack Radar System) being built for the Air Force by Northrop Grumman. This subsidiary also builds avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, for the U. S. military, aircraft prime contractors and foreign governments.

In 1995, this subsidiary was selected by the U.S. Army for the Multiple Integrated Laser Engagement System (MILES) 2000 program. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems to register hits or kills without endangering the target. These products, which are in the early stages of production, are being used by U.S. Army and Marine Corp. personnel as well as allied forces in realistic force-on-force combat training exercises.

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

BACKLOG:

The defense segment's sales backlog at September 30, 1998 was $230 million compared to $105 million at September 30, 1997. Approximately $125 million is not expected to be completed by September 30, 1999.

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


TRANSPORTATION SYSTEMS

The transportation systems segment includes five subsidiaries which work together to design, produce and service rail and bus fare collection systems. These include Cubic Transportation Systems, Inc. (formerly Cubic Automatic Revenue Collection Group), Cubic Transportation Systems Limited, Southern Cubic Pty. Ltd., Cubic Transportation Systems Far East Limited and Scanpoint Technology A/S. This group of companies is the acknowledged leader in a market that serves rapid, mass transit systems the world over.

The rail system product line, headquartered in San Diego, designs computerized systems for rapid transit rail systems. The manufacture of these systems is accomplished at the Tullahoma, Tennessee facility. The Company and its subsidiaries, Cubic Transportation Systems, Inc. and Cubic Transportation Systems Limited, have been awarded large contracts by cities such as New York, Washington, D.C., Chicago, London and Sydney, Australia. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1997 the Company was awarded contracts by the Shanghai Metro Corporation and the Guangzhou Metro Corporation to install automatic fare collection equipment in China's first two modern heavy rail systems. In 1998 a joint venture, in which Cubic has 37.5% ownership, was awarded a contract called "PRESTIGE" to privatize the London Transport fare collection system. This contract is estimated to be worth a total of $1.75 billion over a 17 year period, making it the largest automatic fare collection contract ever awarded. Cubic's share of the work, not including all options, exceeds $500 million over the initial 12 year period of the contract.

Cubic Transportation Systems, Inc. is also a major supplier of bus fareboxes. Public bus systems across the United States and in foreign countries are being equipped with computerized fareboxes, which accept all denominations of coins, paper bills and magnetically encoded passes. These systems have been installed in cities such as New York and Chicago.

There is worldwide demand for automatic revenue management systems in all forms of public transit. The Company's transportation systems segment continues to provide the technology and leadership to give the world fare collection market quality products and service.

RAW MATERIALS:

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. All of these items are procured from commercial sources. In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

BACKLOG:

The transportation systems segment sales backlog at September 30, 1998 was $742 million, compared to $252 million at September 30, 1997. The increase in backlog from 1997 to 1998 was primarily the result of the award of a contract to privatize the automatic fare collection system in the city of London, England, which added approximately $535 million to backlog at September 30, 1998. Approximately $563 million of the September 30, 1998 backlog is not expected to be completed by September 30, 1999.

COMPETITION:

The Company's transportation systems segment is a leading manufacturer of automatic fare collection systems for rapid transit systems throughout the world. The Company's state-of-the-art systems and equipment, together with continuing research and development, should enable it to maintain its leading position in the industry for the immediate foreseeable future. Incident to the sale of its transportation systems products, the Company's subsidiaries are subject to possible liability by reason of warranties against defects in design, material and workmanship.

COMMERCIAL OPERATIONS

Two businesses are included in the commercial operations segment. Consolidated Converting Co. converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into seat covers. Cubic VideoComm produces high fidelity, high-speed audio and video compression software for commercial applications including electronic mail, intra-net based training and surveillance.

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

BACKLOG:

The commercial operations segment had an immaterial amount of sales backlog at September 30, 1998 and 1997. The businesses in this segment do not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

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

The Company does not engage in any significant business that is seasonal in nature.

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $64 million, $34 million and $55 million in 1998, 1997 and 1996, respectively. The cost of Company sponsored research and development activities was $10,776,000, $8,558,000 and $7,186,000 in 1998, 1997 and 1996, respectively.

The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

There were approximately 3,700 persons employed by the Company and its subsidiaries at September 30, 1998.

Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.



     (d)  FINANCIAL INFORMATION ABOUT FOREIGN
          AND DOMESTIC OPERATIONS AND EXPORT SALES

Information regarding foreign and domestic operations and export sales is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 1998, and follows at Item 14(a)(1) of this filing, on page 40.

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

    LOCATION OF PROPERTY                       OWNED OR LEASED
--------------------------------------------------------------------------------
 CORPORATE HEADQUARTERS:
 -----------------------
 San Diego, CA                                      Owned

 DEFENSE:
 --------
 Alexandria, VA                                     Leased
 Hampton, VA                                        Leased
 Lacey, WA                                          Leased
 Leavenworth, KS                                    Leased
 Orlando, FL                                        Leased
 Salisbury, Wilts, England                          Leased
 San Diego, CA                                      Owned
 San Diego, CA                                      Leased
 Shalimar, FL                                       Leased
 Washington, DC                                     Leased

 TRANSPORTATION SYSTEMS:
 -----------------------
 Auburn, NSW Australia                              Leased
 Brondby, Denmark                                   Leased
 Chicago, IL                                        Leased
 Merstham, Surrey, England                          Owned
 New York, NY                                       Leased
 Oakland, CA                                        Leased
 Kowloon Bay, Hong Kong                             Leased
 San Diego, CA                                      Owned
 Tullahoma, TN                                      Owned
 Vienna, VA                                         Leased
 Wells, Somerset, England                           Leased

 COMMERCIAL OPERATIONS:
 ----------------------
 San Diego, CA                                      Owned
 Whittier, CA                                       Leased

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

Information regarding other legal proceedings is set forth in Note 11 to the Consolidated Financial Statements for the year ended September 30, 1998, and follows at Item 14(a)(1) of this filing, on page 38.

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

MARKET AND DIVIDEND INFORMATION

                       Sales Price of Common Shares       Dividends per Share
                       ----------------------------       -------------------
                            1998              1997           1998    1997
                            ----              ----           ----    ----
 QUARTER ENDED:        High     Low      High     Low
   December 31        38-1/4   30-1/2   24-1/4   19
   March 31           33-3/4   23-1/4   27-7/8   22-1/2      $.19    $.19
   June 30            30-1/4   22-3/4   27-1/4   20-1/4
   September 30       28-3/4   20-3/8   40       24-1/4      $.19    $.19


On November 25, 1998, the closing price of the Company's common stock on the American Stock Exchange was $21.63.

There were approximately 1,700 shareholders of record of the Company's common stock as of November 25, 1998.

ITEM 6. SELECTED FINANCIAL DATA.



FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)

                                                                         Year Ended September 30
                                                          1998        1997         1996        1995        1994
                                                     ------------------------------------------------------------
 RESULTS OF OPERATIONS:
 Sales                                                $414,136    $388,154     $407,621    $370,065    $260,622
 Cost of sales                                         325,138     296,991      316,293     290,441     200,549
 Selling, general and administrative expenses           79,882      68,208       69,359      60,505      52,071
 Interest expense                                        1,962       1,837        3,081       2,995       2,535
 Income taxes                                              154       6,598        6,568       3,437         825
 Income from continuing operations                         889      12,193       11,063       5,392       2,533
 Loss from discontinued operations                           -           -            -           -        (153)
 Cumulative effect of accounting change                      -           -            -           -       1,379
 Net income                                                889      12,193       11,063       5,392       3,759

 Average number of shares outstanding                    8,917       8,975        8,981       8,981       9,035

 PER SHARE DATA:
 Income from continuing operations                    $    .10    $   1.36     $   1.23   $     .60   $     .28
 Loss from discontinued operations                           -           -            -           -        (.02)
 Cumulative effect of accounting change                      -           -            -           -         .15
 Net income                                                .10        1.36         1.23         .60         .41
 Cash dividends                                            .38         .38         .367         .35         .35

 YEAR-END DATA:
 Shareholders' equity                                 $173,552    $175,320     $167,667    $159,865    $157,645
 Equity per share                                        19.48       19.60        18.67       17.80       17.55
 Total assets                                          293,991     282,282      266,638     299,694     288,673
 Long-term debt                                          5,000      10,000       15,000      39,000      35,000
 Shares outstanding                                      8,907       8,947        8,981       8,981       8,981

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1998 COMPARED TO FISCAL 1997

The Company achieved record sales and contract awards in fiscal 1998, resulting in the highest backlog in its history at September 30, 1998. In the fourth quarter of the fiscal year, a joint venture in which Cubic has 37.5% ownership, was awarded a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics) to privatize the London Transport fare collection system. This contract is estimated to be worth a total of $1.75 billion over a 17-year period, making it the largest automatic fare collection contract ever awarded. Cubic's share of the work, not including all options, exceeds $500 million over the initial 12-year period of the contract. In addition, the defense segment was awarded a contract worth more than $130 million to build two ground combat training centers for the British Ministry of Defence, the largest international defense contract in its history. However, unexpected losses on several Asian contracts assumed in the acquisition of Thorn Transit Systems International
(TTSI) in April 1997 and disappointing sales of the Company's new video email product resulted in reduced profits for the year.

Sales for the year ended September 30, 1998 increased by almost 7% over 1997, due to the additional sales volume added by TTSI and the new contracts described above. These new contracts contributed to a significant increase in fourth quarter sales, as pre-contract costs that had been incurred throughout the year were converted to contract costs upon award, thereby generating the higher sales volume. Defense segment sales in 1998 were virtually equal to 1997, as the increase from the new combat training center contract was offset by a decrease in receiver product sales. The addition of TTSI and the PRESTIGE contract resulted in an increase of 16% in transportation systems segment sales despite somewhat lower sales volume on contracts in the United States.

Operating profits in the defense segment were 60% higher in fiscal 1998 than in 1997. The J-STARS Data Link product line contributed higher profits again in 1998 and was the major contributor to the profits of the segment. In addition, 1997 operating profits in the segment had been reduced by the recognition of losses caused by cost growth in the development of MILES 2000. Although not yet a contributor to profits, the MILES 2000 product line has moved into production in 1998 and is expected to be profitable in future years. The decrease in receiver product sales, which was caused by cutbacks in U.S. government spending, and development costs for a new product resulted in losses from the receiver product line for the year. A reorganization of management and streamlining of costs, including the completion of the development effort for the new product, should result in improved results from this product area for fiscal 1999.

During the second quarter, the Company established a $9.5 million reserve, before applicable income taxes, for estimated losses on several contracts in Asia, related to the TTSI subsidiary referred to above. The Company has restructured management in the United Kingdom to realign resources and address the operating issues that resulted in these losses, including the merging of TTSI into the previously existing U.K. operations. Management believes the reserve is sufficient to cover all losses associated with these contracts; however, not all issues have yet been resolved. Long-term contract accounts receivable at September 30, 1998 includes approximately $14.2 million in revenue recognized for customer-required work performed which was not specified in the related contracts. This amount relates to the Asian contracts mentioned above as well as other contracts in the U.K. with London Transport. It is expected that the Company will recover this amount through the negotiation of contract claims.

Lower sales volume and profit margins on contracts in the United States also negatively impacted operating profits in the transportation systems segment. Contracts in New York City and Chicago have matured and did not generate as much sales volume as they had in recent years. This decrease in sales and profits from United States customers was partially offset by increased sales and profits from customers in China.

The Company has continued to invest in the development and promotion of its proprietary software technology which delivers compressed video and audio transmission over computer networks for applications including email, intra-net based training and surveillance. This investment, which has resulted in losses in the commercial operations segment, amounted to $6.6 million for the year ended September 30, 1998. Sales of these products have been less than expected and the Company has decided to look for a partner or a new owner for this product line which can supply the expertise and the additional investment needed over the longer term to take the technology to its business potential.

Selling, general and administrative expenses in fiscal 1998 increased, both nominally and as a percentage of sales, over the level in fiscal 1997. This increase resulted from marketing and promotion expenses related to the video compression software technology mentioned above, general and administrative costs of the TTSI subsidiary and selling costs related to procurement of the PRESTIGE contract.

Net operating loss (NOL) carryforwards, which arose in the United Kingdom, amounted to approximately $30 million at September 30, 1998 resulting in a deferred tax asset of $9.3 million at that date. Despite the current year losses in the United Kingdom, the Company expects to generate future taxable income sufficient to realize the benefit of such NOL carryforwards as the result of contracts that have been awarded, the most significant of which is the PRESTIGE contract. The valuation allowance of $2.1 million against this asset at September 30, 1998 was provided due to NOL carryforwards of approximately $6.5 million that existed at the time of the acquisition of TTSI. The Company believes it is unlikely that a tax benefit from this portion of the NOL carryforward will ever be realized, as profits from the PRESTIGE contract cannot be utilized to generate this tax benefit. Management believes that the award of the PRESTIGE contract provides a basis to expect that the net deferred tax asset in the U.K. at September 30, 1998 will be realized. However, if expected profits in the U.K. are not realized in the future, the value of the deferred tax asset related to this NOL carryforward could be less than recorded and as low as zero. Deferred tax assets will be evaluated on a quarterly basis and appropriate adjustment to the valuation allowance will be made if required.


FISCAL 1997 COMPARED TO FISCAL 1996

As a result of the acquisition of TTSI, the decrease in sales caused by the sale of the toll collection product line in 1996 was somewhat mitigated. Sales in the transportation systems segment were down nearly 14% from fiscal 1996 to 1997 because of the sale of the toll collection product line, while overall sales were down about 5%. Defense segment sales increased again in fiscal 1997 as a result of contracts awarded for the production of additional J-STARS Data Link systems.

Profitability of the transportation systems segment was somewhat lower than in the prior fiscal year because of the disposal of the toll collection product line mentioned above. In the second and third quarters of fiscal 1996, prior to its disposal, the product line had produced a profit. In addition, pursuit of the contract to upgrade and maintain the London Transport fare collection system continued to impact the profitability of this segment. Despite these costs, operating profits for the bus and rail product lines in this segment were higher than in fiscal 1996.

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

During fiscal 1997, the Company sold two product lines in its commercial operations segment that did not offer good long-term prospects to the Company. The sale of the electro-optical and freeway callbox product lines generated an aggregate pretax gain of approximately $1.5 million, which is included in other income on the Consolidated Statement of Income and Retained Earnings. This gain was nearly offset by costs incurred in the development and marketing of new software technology for sending video email over the Internet.

Selling, general and administrative expenses, although somewhat lower in amount, increased as a percentage of sales from 17.0% in 1996 to 17.6% in 1997. This increase was the result of selling expenses related to the video email product and the proposal effort for the London Transport project. Interest expense was $1.2 million lower in fiscal 1997 than in 1996 because of a $24 million reduction of long-term debt in 1996.


FINANCIAL POSITION AND LIQUIDITY

During the year ended September 30, 1998, the Company experienced negative cash flow of $51 million from operations. This was the result of growth in long-term contract accounts receivable and inventories. Contractual terms under U.S. government contracts provide progress payments prior to the final delivery of the product sold. However, during certain phases of work under these contracts, especially during the system design phase, these progress payments provide cash flow of only 70-80% of costs incurred. At September 30, 1998, the Company had several U. S. Government contracts in this phase of completion, with a substantial amount of costs subject to these progress-billing provisions, resulting in negative cash flows. A large contract received near the end of fiscal 1998 also contributed to the growth in receivables under commercial contracts. Pre-contract costs totaling $7.2 million had been incurred for this contract, but were not billable until after September 30, 1998 due to the contract being awarded late in the fiscal year. In addition, commercial long-term contract accounts receivable included revenues recognized related to costs totaling $14.2 million which were incurred as a result of customer-required work performed not specified in contract provisions and were, therefore, not billable as of September 30, 1998. It is expected that as further progress is made on these contracts, contract modifications are completed and product deliveries or system installations begin, positive cash flows will be generated. The growth in inventories is reflective of the Company's production of several products that have become standard, rather than being custom designed under contract. Standard gates being built for the PRESTIGE project represented the largest portion of the increase in inventories from the 1997 year end to the 1998 year end.

Investing activities included $8.8 million of planned expenditures for capital equipment. Financing activities included a net increase in short-term borrowings of $20 million to provide the working capital required as a result of the growth in accounts receivable. Cash was also used to pay a dividend to shareholders and make a scheduled $5 million annual installment payment on a long-term note.

In November 1998, the Company completed a private placement of $50 million in senior unsecured notes with an average duration of approximately 10 years, at an average coupon rate of 6.27%. Proceeds of this borrowing were used to repay the short-term borrowings from U.S. banks and to provide working capital. At September 30, 1998 the Company had working capital of $100 million and a current ratio of 1.9 to 1. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its short- and long-term financing needs.

YEAR 2000 ISSUE

The Year 2000 issue arises from the fact that many existing computer software programs use only the last two digits to refer to a specific year, instead of all four digits. As a result, computer programs that have date-sensitive software, or operate with date-sensitive data, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions in operations, including, among other things, the temporary inability to process transactions or engage in normal business activities.

General

The Company has assembled a Year 2000 Task Force, which includes personnel from corporate and business unit management to ensure that the Company, as a whole, is Year 2000 compliant by December 31, 1999. The objectives of this task force are to: (1) identify non-compliant operating systems, software, and data files, (2) assess, to the extent possible, the potential problems of being non-compliant, (3) estimate both the amount and timing of costs to be incurred to fix the potential problems of being non-compliant, and (4) develop and execute a comprehensive strategy, including contingency plans, to fix these problems.

Identification of Operating Systems, Software and Data Files

The Company recognizes that it must make remedial changes to its own operating systems, software and data files, as well as assess the remedial efforts undertaken by its suppliers and customers. In addition, the Company may have potential exposure to make products previously delivered compliant, depending on the terms and conditions of its existing contracts.

The Company is making appropriate modifications and updates to its internal information systems, some of which have been or are being done in the ordinary course of business. Final testing of all systems should be completed by the third calendar quarter of 1999. The Company's goal is to ensure, to the extent possible, that the transition from the year 1999 to the year 2000 will not have a materially adverse impact on its engineering, manufacturing or administrative capabilities.

The Company began contacting key suppliers and subcontractors in 1998. The current plan is to obtain written certification of their compliance to the Year 2000 issue. In cases where this cannot be obtained, the Company will develop precautionary plans, on a case by case basis, to minimize disruptions caused by their non-compliance. There is no possible way to ensure that all suppliers and subcontractors will be Year 2000 compliant by December 31, 1999, and any such failure could have a materially adverse impact on the Company's business. Therefore, the Company's goal is to minimize the potentially adverse impact by monitoring suppliers and subcontractors' compliance efforts, and by identifying alternate suppliers where possible.

The Company is in discussions with customers to diagnose and make compliant delivered products and services. The Company has also identified contracts that contained warranty provisions stipulating that the Company is responsible for Year 2000 compliance of products previously delivered. Current estimates indicate that the costs to make these products compliant will be minimal. In certain cases, the Company has received contracts with its customers to upgrade previously delivered products to be Year 2000 compliant.

The Company is aware of the potential that claims could be made against it and other companies for damages arising from products and services that are not Year 2000 compliant. The Company is not in a position to identify or to avoid all possible scenarios that could lead to claims against it. However, the Company will assess scenarios and take steps in 1999 to mitigate the impact of various scenarios if they were to occur.

Potential Problems of Non-compliance

The potential problems of internal or external non-compliance include, but are not limited to: (1) penalties caused by the inability of the Company to receive supplies and subcontracted deliverables in a timely manner to meet delivery schedules stipulated under existing contracts, (2) cashflow restrictions caused by the failure of significant customers to make payments in accordance with contract terms, and (3) productivity loss caused by disruptions in engineering, manufacturing and administrative capabilities.


Costs to Address the Issue

During fiscal 1998, the Company expensed approximately $100,000 of incremental Year 2000 remedial costs. Based on current estimates, and assuming there is not a material change in available resources, the Company will incur another $300,000 to $500,000 through the fourth calendar quarter of 1999. These costs consist primarily of in-house labor, outside services, and computer hardware and software purchases and will be expensed as incurred.


Development and Execution of Comprehensive Strategy

With the assembly of the Year 2000 Task Force in 1998, the Company began the development of a corporate-wide comprehensive strategy to address the problems associated with the Year 2000 transition. It is expected that this strategy will continually evolve as new issues arise and old ones disappear. While the Company continues to believe that the Year 2000 matters discussed above will not have a materially adverse impact on its business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected.

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as ANTICIPATE, HOPE, ESTIMATE, PLAN, POTENTIAL, FEEL, EXPECT, SHOULD, and CONFIDENT. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company invests in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. The Company maintains short term borrowing arrangements in the U.S. and the United Kingdom (U.K.) also tied to floating interest rates, typically a base rate (i.e. LIBOR or the U.K. base rate) plus a basis point credit spread. The Company also has senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 6 to the Consolidated Financial Statements for more information.

Interest income earned on the Company's short-term investments is affected by changes in the general level of U.S., U.K and Danish interest rates. These income streams are generally not hedged. Interest expense incurred under the short term borrowing arrangements is affected by changes in the general level of interest rates in the U.S. and U.K. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed. However, the Company has in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate. The purpose of the swap is to tie the interest expense risk related to these borrowings to the interest income risk on the Company's short-term investments, thereby mitigating the Company's net interest rate risk. The Company believes that it is not significantly exposed to interest rate risk because of these activities.


FOREIGN EXCHANGE RISK

In the ordinary course of business, the Company enters into firm sale and purchase commitments denominated in many foreign currencies. The Company has a policy to hedge those commitments greater than $20,000 by using foreign exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, German Mark, Hong Kong Dollar and Australian Dollar. These contracts are effective hedges regardless of the direction or magnitude of any foreign exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on the Company's currency translation and transaction accounting policies. The Company also uses balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above), and having the option of paying off the debt using U.S. Dollar or British Pound funds, depending on which currency is stronger at the time the payment is made. The Company believes that it is not significantly exposed to foreign exchange rate risk because of these activities.

The Company's investments in its foreign subsidiaries in the U.K., Denmark, Australia, Singapore and Hong Kong are not hedged because they are considered to be invested indefinitely. However, the Company has control over the timing and amount of earnings repatriation, and will use this control to mitigate foreign exchange risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 1998, are attached hereto, marked Pages 17 and 21 through 40.


          Report of Ernst & Young LLP, Independent Auditors
          See Page 17

          Consolidated Balance Sheet
          September 30, 1998 and 1997
          See Pages 22 and 23

          Consolidated Statement of Income and Retained Earnings
          Years ended September 30, 1998, 1997 and 1996
          See Page 24

          Consolidated Statement of Cash Flows
          Years ended September 30, 1998, 1997 and 1996
          See Page 25

          Notes to Consolidated Financial Statements
          September 30, 1998
          See Pages 26 through 40


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                 Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1998 and 1997, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                             Ernst & Young LLP


San Diego, California
November 25, 1998,
Except for the second paragraph of Note 11, as to which the date is December 7, 1998

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding "Certain Relationships and Related Transactions" is included in Note 10 to the Consolidated Financial Statements for the year ended September 30, 1998, and follows at Item 14(a)(1) of this filing, on page 37.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report:

     (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

               Consolidated Balance Sheet
               September 30, 1998 and 1997

               Consolidated Statement of Income and Retained Earnings Years ended September 30, 1998, 1997 and 1996

               Consolidated Statement of Cash Flows
               Years ended September 30, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements
               September 30, 1998


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

(d)  Financial Statement Schedules

          None

                                     SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)             CUBIC CORPORATION


12/23/98                 /s/ Walter J. Zable
----------               -----------------------------------------
  Date                   WALTER J. ZABLE, President

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/23/98                 /s/ Walter J. Zable
--------                 -----------------------------------------
  Date                   WALTER J. ZABLE, President, Chief
                         Executive Officer and Chairman of the
                         Board of Directors

12/23/98                 /s/ Walter C. Zable
--------                 -----------------------------------------
  Date                   WALTER C. ZABLE, Vice President and
                         Vice Chairman of the Board of Directors

12/23/98                 /s/ Richard G. Duncan
--------                 -----------------------------------------
  Date                   RICHARD G. DUNCAN, Director

12/23/98                 /s/ Raymond E. Peet
--------                 -----------------------------------------
  Date                   RAYMOND E. PEET, Director

12/23/98                 /s/ William W. Boyle
--------                 -----------------------------------------
  Date                   WILLIAM W. BOYLE, Director, Vice President of
                         Finance & Chief Financial Officer

12/23/98                 /s/ Thomas A. Baz
--------                 -----------------------------------------
  Date                   THOMAS A. BAZ, Vice President and
                         Corporate Controller, Principal Accounting Officer

                      ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                       EXHIBITS






                                  Cubic Corporation

                            Year Ended September 30, 1998

                                San Diego, California

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                        September 30
                                                    1998           1997
                                                 -----------    -----------
                                                        (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $3,500        $53,257
  Marketable securities, available-for-sale            2,086          2,426
  Accounts receivable:
    Trade and other receivables                        8,824         10,053
    Long-term contracts--Note 4                      141,047         97,951
    Allowance for doubtful accounts                     (231)          (197)
                                                 -----------    -----------
                                                     149,640        107,807

  Inventories--Note 5                                 39,623         20,955
  Deferred income taxes--Note 8                        9,060         10,454
  Prepaid expenses and other current assets            6,236          5,329
                                                 -----------    -----------
      TOTAL CURRENT ASSETS                           210,145        200,228
                                                 -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements                          13,075         12,886
  Buildings and improvements                          23,224         22,179
  Machinery and other equipment                       77,562         70,510
  Leasehold improvements                               2,630          1,888
  Allowance for depreciation and amortization        (76,091)       (67,353)
                                                 -----------    -----------
                                                      40,400         40,110
                                                 -----------    -----------

OTHER ASSETS
  Deferred income taxes--Note 8                        4,756            -
  Cost in excess of net tangible assets of
    purchased businesses, less amortization           25,788         27,281
  Miscellaneous other assets                          12,902         14,663
                                                 -----------    -----------
                                                      43,446         41,944
                                                 -----------    -----------


TOTAL ASSETS                                        $293,991       $282,282
                                                 -----------    -----------
                                                 -----------    -----------


See accompanying notes

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                          September 30
                                                      1998           1997
                                                 -----------    -----------
                                                         (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings--Note 6                     $ 30,321       $  9,620
  Trade accounts payable                              14,534          8,380
  Customer advances                                   27,157         30,896
  Salaries and wages, and amounts withheld from
    employees' compensation                           15,956         13,476
  Other current liabilities                           15,388         24,414
  Income taxes payable                                 1,305            206
  Current portion of long-term debt--Note 6            5,000          5,000
                                                 -----------    -----------
TOTAL CURRENT LIABILITIES                            109,661         91,992
                                                 -----------    -----------

LONG-TERM DEBT, less current portion--Note 6           5,000         10,000

OTHER LIABILITIES
  Deferred income taxes--Note 8                        1,974          2,131
  Deferred compensation                                3,804          2,839
                                                 -----------    -----------
                                                       5,778          4,970
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES--Notes 7 and 11

SHAREHOLDERS' EQUITY--Note 6
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued--11,888,243 shares                            234            234
  Additional paid-in capital                          12,123         12,123
  Retained earnings                                  195,724        198,213
  Foreign currency translation adjustment              1,527           (557)
  Treasury stock at cost:
    1998--2,981,239 shares
    1997--2,941,585 shares                           (36,056)       (34,693)
                                                 -----------    -----------
                                                     173,552        175,320
                                                 -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $293,991       $282,282
                                                 -----------    -----------
                                                 -----------    -----------

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                            Year Ended September 30
                                                      1998           1997           1996
                                                  ----------     ----------     ----------
                                                      (in thousands, except per share data)
Revenue:
  Sales                                             $414,136       $388,154       $407,621
  Interest and dividends                               2,145          2,259          2,901
  Other income                                         2,520          3,972          3,743
                                                  ----------     ----------     ----------
                                                     418,801        394,385        414,265
                                                  ----------     ----------     ----------
Costs and expenses:
  Cost of sales                                      325,138        296,991        316,293
  Selling, general and administrative                 79,882         68,208         69,359
  Research and development                            10,776          8,558          7,186
  Interest                                             1,962          1,837          3,081
                                                  ----------     ----------     ----------
                                                     417,758        375,594        395,919
                                                  ----------     ----------     ----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                    1,043         18,791         18,346

Income taxes--Note 8                                     154          6,598          6,568
Minority interest in income of subsidiary                -              -              715
                                                  ----------     ----------     ----------

NET INCOME                                               889         12,193         11,063

Cash dividends paid (per share of common stock:
  1998 -- $.38, 1997 -- $.38 and 1996 -- $.367)       (3,378)        (3,409)        (3,299)
Retained earnings at the beginning of the year       198,213        189,429        181,665
                                                  ----------     ----------     ----------

RETAINED EARNINGS AT THE END OF THE YEAR            $195,724       $198,213       $189,429
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Net income per share                                $    .10       $   1.36       $   1.23
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Average number of shares outstanding                   8,917          8,975          8,981
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year Ended September 30
                                                                    1998           1997           1996
                                                                 ----------     ----------     ----------
                                                                              (in thousands)
Operating Activities:
  Net income                                                       $    889       $ 12,193       $ 11,063
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                11,142          8,976         10,520
        Minority interest                                               -              -              715
        Deferred income taxes                                        (3,277)         4,150         (3,549)
        Changes in operating assets and liabilities,
          net of effects from acquisitions:
            Accounts receivable                                     (40,240)        22,862         25,235
            Inventories                                             (18,264)        (7,986)         2,270
            Prepaid expenses                                           (882)          (469)          (551)
            Accounts payable and other current liabilities            1,580         (9,834)        (1,815)
            Customer advances                                        (3,980)        (2,682)        (6,324)
            Income taxes                                              1,136         (2,364)        (1,573)
            Other items - net                                           647         (2,875)          (583)
                                                                 ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (51,249)        21,971         35,408
                                                                 ----------     ----------     ----------
Investing Activities:
  Acquisition of businesses, net of cash acquired                       -          (11,844)        (6,632)
  Proceeds from sale of businesses                                      -           31,996         17,731
  Sale of marketable securities                                         315            333            646
  Additions to toll equipment under operating leases                    -              -           (2,789)
  Purchases of property, plant and equipment                         (8,859)        (7,374)       (10,047)
  Other items - net                                                    (521)        (1,754)        (3,944)
                                                                 ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (9,065)        11,357         (5,035)
                                                                 ----------     ----------     ----------

Financing Activities:
  Change in short-term borrowings                                    20,187          9,726            -
  Principal payments on long-term debt                               (5,000)        (5,000)       (24,000)
  Purchases of treasury stock                                        (1,363)          (967)            (3)
  Dividends paid to minority interest                                   -              -           (3,300)
  Dividends paid to shareholders                                     (3,378)        (3,409)        (3,299)
                                                                 ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  10,446            350        (30,602)
                                                                 ----------     ----------     ----------

Effect of exchange rates on cash                                        111           (483)          (414)
                                                                 ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (49,757)        33,195           (643)

  Cash and cash equivalents at the beginning of the year             53,257         20,062         20,705
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT
  THE END OF THE YEAR                                              $  3,500       $ 53,257       $ 20,062
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

See accompanying notes

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF THE BUSINESS: Cubic Corporation (the Company), was incorporated in the State of California in 1949 and began operations in 1951. In 1984, the Company moved its corporate domicile to the State of Delaware. The Company's subsidiaries design, develop and manufacture products which are mainly electronic in nature and provide services related to products previously produced and products produced by others. The Company's principal lines of business are defense electronics and transportation systems. Principal customers for defense products and services are the United States and foreign governments. Transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Cubic Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated.

The Company owns 37.5% of the common stock of Transys, an unconsolidated joint venture company in the United Kingdom. This joint venture was formed to bid on a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to privatize the London Transport fare collection system. In August of 1998, Transys was awarded the contract and began operations. Over $500 million of the work to be performed by Transys has been subcontracted to the Company, through September 30, 1998, as a part of the joint venture arrangement. As of September 30, 1998, Transys had not yet generated revenues or incurred expenses and the Company's share of its assets was less than 5% of consolidated total assets.

The consolidation of foreign subsidiaries requires financial statement translation in accordance with FASB Statement No. 52. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. As of September 30, 1998, the effects of foreign currency translation on the Company's consolidated financial position, results of operations and cash flows have been minimal.

CASH EQUIVALENTS: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: Marketable securities are classified as available-for-sale and are stated at cost at September 30, 1998 and 1997, as the difference between cost and fair value of the securities was immaterial.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost.

Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 1998 and 1997 were immaterial.

CUBIC CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $8,874,000, $7,199,000 and $9,151,000 in 1998, 1997 and 1996, respectively.

COST IN EXCESS OF NET TANGIBLE ASSETS OF PURCHASED BUSINESSES: Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over a period of 15 years. Accumulated amortization at September 30, 1998 and 1997 was $6,954,000 and $4,915,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with FASB Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. To date, no impairments have been identified.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company's use of derivative financial instruments is limited to hedging foreign exchange and interest rate risk through the use of forward and option contracts. Foreign exchange forward and option contracts are used to hedge significant, firm contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At September 30, 1998, the Company had foreign exchange contracts with a notional value of $27.4 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

NEW ACCOUNTING PRONOUNCEMENTS: As of October 1, 1997, the Company adopted FASB Statement No. 128, "EARNINGS PER SHARE," however, due to the current simple capital structure of the Company, there was no effect on the calculation of earnings per share.

The Company will adopt FASB Statement No. 130, "REPORTING COMPREHENSIVE INCOME," effective October 1, 1998. This pronouncement establishes standards for reporting and display of comprehensive income, which includes all components of the change in Shareholders' Equity during a period, except those resulting from investment by or distribution to shareholders. As a result of adopting this statement, the Company will begin displaying additional information relating to the change in the foreign currency translation adjustment component of Shareholders' Equity. The Company does not believe that comprehensive income will be materially different than net income.

CUBIC CORPORATION

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED): The Company will adopt FASB Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," effective October 1, 1998. Among other changes, this new standard requires that segment information be provided using what is termed the "management approach." The management approach is based on the way that management organizes segments for making operating decisions and assessing performance. Although there will be minor changes in the Company's disclosure of segment information, current disclosures are largely in compliance with this statement.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS," which is required to be adopted in fiscal years beginning after December 15, 1997. The Company will adopt the statement effective October 1, 1998. This statement will require the Company to provide additional information relative to its pension and defined contribution retirement plans and eliminates certain disclosures that are no longer considered useful.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which is required to be adopted in fiscal years beginning after June 15, 1999. The Company expects to adopt the statement effective October 1, 1999. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES: The Company is subject to the normal risks and uncertainties of performing large, multi-year, often fixed-price contracts. In addition, certain contracts provide the customer with fixed-price options which, if exercised, could result in losses to the Company upon performance.

The Company's subcontract with Transys is the largest the Company has been awarded to date. A portion of the subcontract obligates the Company to produce and install, over a four year period, equipment which is generally similar to that previously provided to London Transport (the ultimate customer). Under the terms of the subcontract, the revenue to be realized, and therefore the ultimate profitability of this portion of the subcontract, could vary substantially if the Company fails to meet the delivery schedule. The Company believes it has the capability to meet these performance requirements and to realize the expected profits from this subcontract.

CUBIC CORPORATION

NOTE 2--ACQUISITIONS

On April 9, 1997, the Company acquired all of the outstanding stock of Thorn Transit Systems International, a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation, for $11.8 million, net of cash acquired. The acquisition was accounted for by the purchase method, and the assets and liabilities were recorded at their estimated fair values at the date of acquisition. The amount by which the purchase price exceeded the book value of the net assets acquired was $8 million and is being amortized over a period of 15 years using the straight-line method.

On September 30, 1996, the Company acquired 50% of the outstanding stock of its subsidiary, Cubic Transportation Systems Limited (CTSL), formerly Westinghouse Cubic Limited, for $6.6 million, giving the Company control of 100% of the outstanding stock. The amount by which the purchase price exceeded the book value of the net assets acquired was $5 million, and is being amortized over a period of 15 years using the straight-line method. CTSL is a United Kingdom company engaged in revenue collection equipment design, fabrication, and installation.

Unaudited pro forma results of the Company's operations, assuming the acquisitions had occurred as of October 1, 1996 and 1995, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of inter-company sales, reduction of non-recurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisitions had taken place on the dates indicated or which may occur in the future.

Year Ended September 30,                              1997           1996
--------------------------------------------------------------------------------
Net sales                                           $399,760       $433,706
Net income                                            12,193         11,488
Net income per share                                    1.36           1.28

NOTE 3--SALE OF BUSINESSES

In 1993, the Company sold all of the outstanding common stock of its subsidiary, United States Elevator Corp. (USEC), to Thyssen Holding Corporation (Thyssen) but retained $20 million in preferred stock. The agreement for the sale of USEC provided the Company an option for additional consideration based on a formula relating to the post-sale earnings of USEC. In the year ended September 30, 1997, the Company exercised this option and received a $32 million payment, $20 million for the preferred stock and $12 million related to the contingent payment provision. The contingent payment was used to offset the costs of certain product liability and warranty obligations that were incorporated in the original sale agreement.

During the quarter ended June 30, 1996, the Company sold its toll collection product line and its subsidiary Cubic Toll Systems, Inc., resulting in a modest gain, which is included in other income on the Consolidated Statement of Income and Retained Earnings for the year ended September 30, 1996. The assets sold included all toll equipment under operating leases, related inventory and accounts receivable. Proceeds of the sale, totalling $17.7 million, were used primarily to repay the line of credit borrowings which had been secured by the leases, leased equipment and capital stock of Cubic Toll Systems, Inc.

                                                                        Page 30
CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 4--ACCOUNTS RECEIVABLE

The components of accounts receivable for long-term contracts are as follows:

September 30,                                          1998           1997
--------------------------------------------------------------------------------
                                                          (in thousands)
U.S. Government Contracts:
  Amounts billed                                    $ 19,811        $19,000
  Recoverable costs and accrued profits on
    progress completed--not billed                    45,187         27,002
                                                   ---------      ---------
                                                      64,998         46,002
Commercial Customers:
  Amounts billed                                      34,292         28,991
  Recoverable costs and accrued profits on
    progress completed--not billed                    41,757         22,958
                                                   ---------      ---------
                                                      76,049         51,949
                                                   ---------      ---------
                                                    $141,047        $97,951
                                                   ---------      ---------
                                                   ---------      ---------

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services. During the development phase of work under these contracts, these progress payments may reimburse only 70-80% of costs incurred. At September 30, 1998, the Company had several U. S. Government contracts in this phase of completion, with a substantial amount of costs subject to these progress-billing provisions, resulting in an increase in the amount not billed. It is anticipated that such receivables from the U.S. Government at September 30, 1998 will be billed during 1999 as development and production are completed and units are delivered.

A large contract received near the end of fiscal 1998 contributed to the growth in unbilled receivables under commercial contracts. Pre-contract costs totaling $7.2 million had been incurred for this contract, but were not billable until after September 30, 1998 due to the contract being awarded late in the fiscal year. In addition, commercial long-term contract accounts receivable included revenues recognized related to costs totaling $14.2 million which were incurred as a result of customer-required work performed not specified in contract provisions, the recovery of which is subject to future determination through contract negotiations. The Company believes it will ultimately recover these amounts through modification of the related contracts. It is anticipated that the unbilled portion of receivables from commercial customers will be billed upon completion of performance tests and/or acceptance by the customers during 1999.

CUBIC CORPORATION

NOTE 5--INVENTORIES

Inventories are classified as follows:

September 30,                                          1998           1997
--------------------------------------------------------------------------------
                                                          (in thousands)

Finished products                                    $ 2,615        $ 2,501
Work in process                                       27,172         10,300
Materials and purchased parts                          9,836          8,154
                                                   ---------      ---------
                                                     $39,623        $20,955
                                                   ---------      ---------
                                                   ---------      ---------

The growth in work in process inventories from 1997 to 1998 is reflective of several of the Company's products that have become standard as opposed to being custom designed under contract. These standard products are built in common lots and are not identified with a particular contract until completion. A significant portion of work in process at September 30, 1998 consisted of standard gates used in automatic fare collection systems. Virtually all of these gates were being built to meet requirements under existing contracts, the most significant of which is the PRESTIGE contract. Other products that have become standard, resulting in an increase in inventory, are personnel locator systems and pods used in air combat training systems. It is anticipated that inventories related to these and other products will be sold during 1999.


NOTE 6--FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,                                         1998          1997
--------------------------------------------------------------------------------
                                                        (in thousands)

Unsecured note payable to an insurance company,
  due $5,000,000 annually on June 30, plus
  interest at 6.09% payable semi-annually           $10,000        $15,000
Less current portion                                 (5,000)        (5,000)
                                                   ---------      ---------
                                                    $ 5,000        $10,000
                                                   ---------      ---------
                                                   ---------      ---------


The terms of the note payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. At September 30, 1998, a covenant included in the agreement leaves consolidated retained earnings of $8.1 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity.

CUBIC CORPORATION

NOTE 6--FINANCING ARRANGEMENTS--continued

As of September 30, 1998 the Company had short-term borrowing arrangements with various U.S. banks totaling $35 million, to help meet the short-term working capital requirements of its subsidiaries. Generally the terms of these borrowing arrangements required repayment within one month of the borrowing date. At September 30, 1998, $19 million was outstanding, bearing interest at a weighted-average rate of 6.41%, payable at maturity.

The Company also maintains short-term borrowing arrangements totaling 10 million British Pounds (equivalent to approximately $17 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of CTSL. The outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 1998, $11.3 million was outstanding, bearing interest at a weighted-average rate of 7.75%, payable quarterly.

Interest paid amounted to $1,992,000, $1,913,000 and $3,186,000 in 1998, 1997
and 1996, respectively.

The Company has provided certain performance guarantees to various parties related to the PRESTIGE contract and the Transys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. The most restrictive covenant under these agreements leaves consolidated retained earnings of $11.9 million available for the payment of dividends to shareholders. If the Company violates any of these covenants it may be required to provide collateral for the guarantees. To date, there have been no such violations and the Company believes it will be able to meet its performance obligations.

As of September 30, 1998 the Company had letters of credit and bank guarantees outstanding totaling $45.5 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $7.0 million as of September 30, 1998, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance reserves recorded on the balance sheet as of September 30, 1998 are adequate to meet the underlying obligations. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

In November 1998, the Company completed a private placement of $50 million in senior unsecured notes with an average duration of approximately 10 years, at an average coupon rate of 6.27%. The first principal payment of $1.4 million is due in November of 2002, with interest due semi-annually, beginning in May 1999. Proceeds of this borrowing were used to repay the short-term borrowings from U.S. banks and to provide working capital.

CUBIC CORPORATION

NOTE 7--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2003. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $3,808,000, $4,171,000 and $3,286,000 in 1998, 1997 and 1996, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 1998 (in thousands):

                            1999                       $  4,163
                            2000                          3,162
                            2001                          1,585
                            2002                          1,159
                            2003                            319
                            Thereafter                        7
                                                        -------
                                                        $10,395
                                                        -------
                                                        -------

NOTE 8--INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations are as follows:

Year ended September 30,                 1998         1997        1996
--------------------------------------------------------------------------------
                                                  (in thousands)
 Current:
   Federal                            $ 2,463      $ 1,498      $ 7,660
   State                                  750          737        1,418
   Foreign                                218          213        1,039
                                      -------      -------      -------
 Total current                          3,431        2,448       10,117
                                      -------      -------      -------

 Deferred (credit):
   Federal                                327        2,548       (3,002)
   State                                  (40)         471         (520)
   Foreign                             (3,564)       1,131          (27)
                                      -------      -------      -------
 Total deferred                        (3,277)       4,150       (3,549)
                                      -------      -------      -------
 Total income tax expense             $   154      $ 6,598      $ 6,568
                                      -------      -------      -------
                                      -------      -------      -------

                                                                        Page 34
CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 8--INCOME TAXES--Continued


Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities are as follows:



September 30,                                              1998           1997
---------------------------------------------------------------------------------
                                                             (in thousands)
Deferred tax assets:
  Accrued employee benefits                              $ 1,557        $ 2,621
  Inventory reserves and long-term contract accounting     4,899          6,843
  Self-insurance reserves                                  1,019          1,178
  Deferred compensation                                    1,522          1,169
  Foreign net operating loss carryforwards                 9,303          2,535
  Other                                                    2,546          2,875
                                                        --------       --------
    Total deferred tax assets                             20,846         17,221
  Valuation allowance for deferred tax assets             (2,100)        (2,535)
                                                        --------       --------
    Net deferred tax assets                               18,746         14,686
                                                        --------       --------
Deferred tax liabilities:
  Tax over book depreciation                                 767            864
  Leveraged lease accounting                               2,831          2,831
  Intangible asset amortization                            1,291             70
  Other                                                    2,015          2,598
                                                        --------       --------
    Total deferred tax liabilities                         6,904          6,363
                                                        --------       --------
Net deferred tax assets                                  $11,842        $ 8,323
                                                        --------       --------
                                                        --------       --------


Net operating loss (NOL) carryforwards, which arose in the United Kingdom, amounted to approximately $30 million at September 30, 1998 and $8.2 million at September 30, 1997 and have no expiration date. Despite the current year losses in the United Kingdom, the Company expects to generate future taxable income sufficient to realize the benefit of such NOL carryforwards as the result of contracts that have been awarded, the most significant of which is the PRESTIGE contract. The valuation allowance established in the year ended September 30, 1997 was provided due to NOL carryforwards of approximately $6.5 million that existed at the time of acquisition of TTSI and for tax losses of approximately $1.7 million incurred at TTSI from the date of acquisition to September 30, 1997. During 1998, the Company merged TTSI into CTSL providing the opportunity to realize the benefit of the NOL carryforwards that had arisen since the date of acquisition; therefore, the valuation allowance was reduced by the associated tax benefit. The Company believes it is unlikely that tax benefit from the NOL carryforward existing at the time of acquisition will ever be realized; therefore, the valuation allowance associated with this amount continues to be required. If in the future it becomes likely that this portion of the NOL carryforward will be utilized, the tax benefit would first reduce any unamortized balance of cost in excess of net tangible assets of the TTSI business, with any remaining benefit credited to tax expense.

CUBIC CORPORATION

NOTE 8--INCOME TAXES--Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Year ended September 30,                                     1998          1997            1996
--------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Tax at federal statutory rate                              $ 355         $6,577          $6,421
State income taxes, net of federal tax benefit               469            785             583
Tax exempt interest and dividend income                     (297)          (432)           (494)
Foreign sales corporation                                   (404)          (206)           (403)
Non-deductible expenses                                      557            182             714
Effect of change in tax rates on deferred tax asset          176            -              (226)
Tax effect from foreign subsidiaries                         123            189             234
Change in deferred tax asset valuation allowance            (435)           435             -
Tax credits and other                                       (390)          (932)           (261)
                                                          -------        -------         -------
                                                           $ 154         $6,598          $6,568
                                                          -------        -------         -------
                                                          -------        -------         -------


The Company made income tax payments, net of refunds, totaling $2,290,000, $4,770,000 and $11,689,000 in 1998, 1997 and 1996, respectively.

Income (loss) before income taxes and minority interest include the following components:



Year ended September 30,                                     1998          1997            1996
--------------------------------------------------------------------------------------------------
                                                                      (in thousands)

United States                                            $11,007        $15,757         $15,295
Foreign                                                   (9,964)         3,034           3,051
                                                          -------        -------         -------
Total                                                    $ 1,043        $18,791         $18,346
                                                          -------        -------         -------
                                                          -------        -------         -------


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5 million at September 30, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount will be material.

CUBIC CORPORATION

NOTE 9--PENSION AND OTHER RETIREMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all non-union U.S. employees of certain of its subsidiaries. Benefits under this plan are based on the employee's earnings during the period of employment. The Company's policy is to fund this plan based on legal requirements, tax considerations and investment opportunities. Plan assets include equities, short- and long-term debt instruments and real estate investments.

Net pension cost for this plan included the following components:


Year ended September 30,                                     1998          1997            1996
--------------------------------------------------------------------------------------------------
                                                                      (in thousands)

Service cost--benefits earned during the period          $ 1,964        $ 1,643         $ 1,681
Interest cost on projected benefit obligation              3,042          2,729           2,453
Actual return on plan assets                              (3,252)        (8,567)         (3,516)
Net amortization and deferral                               (512)         5,652           1,062
                                                          -------        -------         -------
  Net pension cost                                       $ 1,242        $ 1,457         $ 1,680
                                                         -------        -------         -------
                                                         -------        -------         -------



The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's defined benefit pension plan:




September 30,                                                            1998            1997
------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Actuarial present value of benefit obligations:
  Vested benefits                                                       $43,324         $35,478
  Non vested benefits                                                     1,248           1,128
                                                                      ---------       ---------
Accumulated benefit obligation                                          $44,572         $36,606
                                                                      ---------       ---------
                                                                      ---------       ---------

Plan assets at fair value                                               $47,908         $43,054
Projected benefit obligation for services rendered to date               49,656          40,587
                                                                      ---------       ---------
Plan assets in excess of (or less than) projected benefit
  obligation                                                             (1,748)          2,467
  Unrecognized net transition asset                                         (21)            (72)
  Unrecognized prior service costs                                          (11)            (14)
  Unrecognized net (gain) loss                                            3,817          (1,546)
                                                                      ---------       ---------
Pension asset recognized in the consolidated balance sheet              $ 2,037         $   835
                                                                      ---------       ---------
                                                                      ---------       ---------

CUBIC CORPORATION

NOTE 9--PENSION AND OTHER RETIREMENT PLANS--Continued

Major assumptions are as follows:


September 30,                                      1998      1997       1996
--------------------------------------------------------------------------------
Discount rate                                      6.5%      7.2%       7.7%
Rate of increase in compensation level             4.5%      4.5%       4.5%
Expected long-term rate of return on assets        8.5%      8.5%       8.5%

Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The Company and certain of its subsidiaries also have other retirement plans that provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five to seven years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $7,225,000, $7,001,000 and $6,215,000 in 1998, 1997 and 1996, respectively.


NOTE 10--RELATED PARTY TRANSACTION

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed in the year incurred. The amounts expensed related to the policy were $85,000, $165,000 and $130,000 in 1998, 1997 and 1996, respectively. However, should the policy be held to maturity, all payments advanced to carry this policy will be returned. Further, should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made, and amounts previously expensed in the early years of the policy will have been reversed.

CUBIC CORPORATION

NOTE 11--LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997.

On December 7, 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award. The Company believes the Court avoided authorities previously established by the Ninth Circuit Court in reaching its decision and plans to appeal. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

NOTE 12--BUSINESS SEGMENT INFORMATION

The Company's operations are best grouped into three main product segments: defense, transportation systems, and commercial operations. A description of each segment's primary activities follows:

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

TRANSPORTATION SYSTEMS--the design, production, installation and servicing of electronic and mechanical revenue collection systems for mass transit projects, including railways, buses, and highways.

COMMERCIAL OPERATIONS--includes the manufacture of corrugated paper products and the development of high-speed video and audio compression software for applications including electronic mail, intra-net based training, and surveillance. In the years ended September 30, 1998, 1997 and 1996, the software development business did not generate significant sales.

CUBIC CORPORATION

Business segment financial data is presented below.


Year ended September 30,                             1998        1997        1996
-----------------------------------------------------------------------------------
                                                            (in millions)

REVENUE:
  Defense                                        $   207.0    $   206.2   $   195.9
  Transportation systems                             192.3        165.2       192.8
  Commercial operations                               15.0         17.9        21.0
                                                 ---------    ---------   ---------
                                                     414.3        389.3       409.7
  Corporate                                            4.5          5.1         4.6
                                                 ---------    ---------   ---------
Consolidated Totals                              $   418.8    $   394.4   $   414.3
                                                 ---------    ---------   ---------
                                                 ---------    ---------   ---------

OPERATING PROFIT:
  Defense                                        $    10.6    $     6.6   $     7.6
  Transportation systems                              (2.6)        12.3        14.4
  Commercial operations                               (5.7)         1.1         0.8
                                                 ---------    ---------   ---------
Consolidated Operating Profit                          2.3         20.0        22.8

  Corporate                                            0.7          0.6        (1.4)
  Interest expense                                    (2.0)        (1.8)       (3.1)
                                                 ---------    ---------   ---------
Income before Income Taxes and Minority
Interest                                         $     1.0    $    18.8   $    18.3
                                                 ---------    ---------   ---------
                                                 ---------    ---------   ---------

IDENTIFIABLE ASSETS:
  Defense                                        $   135.1    $   106.9   $   107.6
  Transportation systems                             133.9         98.1        86.1
  Commercial operations                                4.0          3.3         5.1
                                                 ---------    ---------   ---------
                                                     273.0        208.3       198.8
  Corporate                                           21.0         74.0        67.8
                                                 ---------    ---------   ---------
Consolidated Totals                              $   294.0    $   282.3   $   266.6
                                                 ---------    ---------   ---------
                                                 ---------    ---------   ---------

DEPRECIATION AND AMORTIZATION:
  Defense                                        $     4.8    $     4.8   $     4.6
  Transportation systems                               5.3          3.3         5.0
  Commercial operations                                0.2          0.2         0.3
                                                 ---------    ---------   ---------
                                                      10.3          8.3         9.9
  Corporate                                            0.8          0.7         0.6
                                                 ---------    ---------   ---------
Consolidated Totals                              $    11.1    $     9.0   $    10.5
                                                 ---------    ---------   ---------
                                                 ---------    ---------   ---------

GROSS CAPITAL EXPENDITURES:
  Defense                                        $     3.4    $     3.4   $     6.7
  Transportation systems                               5.0          2.9         5.0
  Commercial operations                                0.3          0.2         0.2
                                                 ---------    ---------   ---------
                                                       8.7          6.5        11.9
  Corporate                                            0.2          0.9         0.9
                                                 ---------    ---------   ---------
Consolidated Totals                              $     8.9    $     7.4   $    12.8
                                                 ---------    ---------   ---------
                                                 ---------    ---------   ---------

CUBIC CORPORATION

NOTE 12--BUSINESS SEGMENT INFORMATION--Continued

Inter-segment sales are immaterial. Defense segment sales include $178.3 million, $183.0 million and $170.8 million in 1998, 1997 and 1996, respectively, to United States Government agencies. Transportation systems sales include $31.3 million, $47.4 million and $35.2 million in 1998, 1997 and 1996, respectively, to the New York City Transit Authority in addition to $28.1 million, $33.0 million and $39.1 million in 1998, 1997 and 1996, respectively, to the London Transport. No other single customer accounts for 10% or more of the Company's revenue.

Domestic revenue includes $56.3 million, $33.7 million and $44.7 million in 1998, 1997 and 1996, respectively, for export. Foreign revenue consists of $103.0 million, $66.1 million and $59.2 million of sales made by foreign subsidiaries in the transportation systems segment during 1998, 1997 and 1996, respectively. Consolidated operating profit includes $9.2 million of operating losses from these foreign subsidiaries in 1998 and $4.6 million and $3.3 million of operating profits in 1997 and 1996, respectively. Foreign identifiable assets represented $83.0 million, $62.7 million and $23.1 million of total assets in 1998, 1997 and 1996, respectively.


NOTE 13--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1998 and 1997:


                                                 Quarter Ended
                              -----------------------------------------------------
                              December 31     March 31     June 30     September 30
                              -----------     --------     -------     ------------
                                      (in thousands, except per share data)
           1998
Net sales                     $    91,752     $ 89,825     $ 99,544     $133,015
Gross profit                       22,947       12,930       22,755       30,366
Net income (loss)                   2,642       (5,664)       1,782        2,129
Net income (loss) per share           .30         (.64)         .20          .24


           1997
Net sales                     $    84,058     $ 96,187     $109,828     $ 98,081
Gross profit                       20,489       21,190       24,461       25,023
Net income                          2,895        2,675        3,257        3,366
Net income per share                  .32          .30          .36          .38