Form 10-Q
period 1998-12-31
CUBIC CORP /DE/
filed 1999-02-12
CIK 26076

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10-Q


                                  QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       For the Quarter Ended December 31, 1998


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

                                Yes /X/     No / /

As of February 1, 1998, Registrant had only one class of common stock of which there were 8,907,004 shares outstanding (after deducting 2,981,239 shares held as treasury stock).

                           PART I - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
               CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                   (amounts in thousands, except per share data)


                                                           Three Months Ended
                                                              December 31
                                                           1998          1997
                                                         --------      --------
 Revenues:
  Sales                                                  $ 98,758      $ 91,752
  Other income                                                789         1,394
                                                         --------      --------
                                                           99,547        93,146
                                                         --------      --------
 Costs and expenses:
  Cost of sales                                            77,078        68,805
  Selling, general and
   administrative expenses                                 16,039        17,994
 Research and development                                   1,586         1,702
 Interest                                                     779           503
                                                         --------      --------
                                                           95,482        89,004
                                                         --------      --------

 Income before income taxes                                 4,065         4,142

 Income taxes                                               1,400         1,500
                                                         --------      --------

 Net income                                              $  2,665      $  2,642
                                                         --------      --------
                                                         --------      --------


 Net income per share                                   $     .30     $     .30
                                                         --------      --------
                                                         --------      --------


 Average shares of common stock outstanding                 8,907         8,943
                                                         --------      --------
                                                         --------      --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET
                               (thousands of dollars)

                                                   December 31     September 30
                                                       1998            1998
                                                   (Unaudited)    (See note below)
                                                 --------------   ----------------
 ASSETS
 Current assets:
   Cash and cash equivalents                          $  12,111         $  3,500
   Marketable securities, available-for-sale              2,086            2,086
   Accounts receivable                                  159,661          149,640
   Inventories -- Note 3                                 53,774           39,623
   Deferred income taxes and other current assets        13,514           15,296
                                                 --------------   ----------------
 Total current assets                                   241,146          210,145
                                                 --------------   ----------------

 Property, plant and equipment - net                     40,838           40,400
 Cost in excess of net tangible assets of
  purchased businesses, less amortization                24,959           25,788
 Deferred income taxes and other assets                  16,833           17,658
                                                 --------------   ----------------
                                                      $ 323,776        $ 293,991
                                                 --------------   ----------------
                                                 --------------   ----------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                             $  20,921       $   30,321
   Trade accounts payable                                8,495           14,534
   Customer advances                                    25,867           27,157
   Other current liabilities                            23,226           31,344
   Income taxes payable                                  4,358            1,305
   Current portion of long-term debt                     5,000            5,000
                                                 --------------   ----------------
 Total current liabilities                               87,867          109,661
                                                 --------------   ----------------

 Long-term debt                                          55,000            5,000
 Deferred income taxes and other liabilities              5,853            5,778

 Shareholders' equity:
   Common stock                                             234              234
   Additional paid-in capital                            12,123           12,123
   Retained earnings                                    198,389          195,724
   Accumulated other comprehensive income                   366            1,527
   Treasury stock at cost                               (36,056)         (36,056)
                                                 --------------   ----------------
                                                        175,056          173,552
                                                 --------------   ----------------
                                                      $ 323,776        $ 293,991
                                                 --------------   ----------------
                                                 --------------   ----------------

NOTE: THE BALANCE SHEET AT SEPTEMBER 30, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                               (thousands of dollars)

                                                            Three Months Ended
                                                                December 31
                                                             1998          1997
                                                           ---------    ---------
Operating Activities:
 Net income                                                $  2,665     $  2,642
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                              2,514        2,493
   Changes in operating assets and liabilities              (34,490)       8,970
                                                           ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                 (29,311)      14,105
                                                           ---------    ---------
Investing Activities:
 Net additions to property, plant and equipment              (2,586)      (1,537)
 Other items - net                                             (378)          84
                                                           ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                        (2,964)      (1,453)
                                                           ---------    ---------
Financing Activities:
 Change in short-term borrowings                             (9,081)       1,097
 Change in long-term borrowings                              50,000            -
 Purchases of treasury stock                                      -         (561)
                                                           ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    40,919          536
                                                           ---------    ---------
Effect of exchange rates on cash                                (33)         (86)
                                                           ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     8,611       13,102

Cash and cash equivalents at the
 beginning of the period                                      3,500       53,257
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT
  THE END OF THE PERIOD                                    $ 12,111     $ 66,359
                                                           ---------    ---------
                                                           ---------    ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (UNAUDITED)
                               (thousands of dollars)

                                                                            Accumulated
                                                                               Other                        Additional
                                        Comprehensive      Retained        Comprehensive     Treasury         Paid-in      Common
                                           Income          Earnings            Income         Stock           Capital       Stock
                                        -------------     ----------       -------------    ----------      -----------   --------
September 30, 1998                                        $  195,724           $  1,527     $  (36,056)      $  12,123      $  234

Comprehensive income:
  Net income                                $  2,665           2,665

  Foreign currency
    translation adjustment                    (1,161)                            (1,161)
                                        ------------
  Comprehensive income                      $  1,504
                                        ------------
                                        ------------
                                                          -----------       -----------     -----------      ---------     -------
December 31, 1998                                         $  198,389             $  366     $  (36,056)      $  12,123      $  234
                                                          -----------       -----------     -----------      ---------     -------
                                                          -----------       -----------     -----------      ---------     -------

                                                                            Accumulated
                                                                               Other                        Additional
                                        Comprehensive      Retained        Comprehensive     Treasury         Paid-in      Common
                                           Income          Earnings            Income         Stock           Capital       Stock
                                        -------------     ----------       -------------    ----------      -----------   --------
September 30, 1997                                        $  198,213           $  (557)     $  (34,693)      $  12,123      $  234

Comprehensive income:
  Net income                                $  2,642           2,642

  Foreign currency
     translation adjustment                      132                                132
                                        ------------
  Comprehensive income                      $  2,774
                                        ------------
                                        ------------
Treasury stock purchases                                                                          (561)

                                                          -----------       -----------     -----------      ---------     -------
December 31, 1997                                         $  200,855           $  (425)     $  (35,254)      $  12,123      $  234
                                                          -----------       -----------     -----------      ---------     -------
                                                          -----------       -----------     -----------      ---------     -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                 December 31, 1998

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

NOTE 2 -- PER SHARE AMOUNTS

Per share amounts are based upon the weighted average number of shares of common stock outstanding.

NOTE 3 -- INVENTORIES

                                                December 31       September 30
                                                    1998               1998
                                                -----------       -------------
Inventories consist of the following:
 Finished products                              $   2,150           $   2,615
 Work in process                                   40,210              27,172
 Raw material and purchased parts                  11,414               9,836
                                                -----------       -------------
                                                 $ 53,774            $ 39,623
                                                -----------       -------------
                                                -----------       -------------

Work in process inventories increased from September 30, 1998 to December 31, 1998 primarily as a result of additional gates being built during the period for use in automatic fare collection systems. Virtually all of these gates were built to meet requirements under existing contracts, the most significant of which is the PRESTIGE contract. It is expected that inventory levels will decrease in future quarters as these gates are installed and the costs are charged to contracts.

                                 CUBIC CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)--continued

                                 December 31, 1998


NOTE 4 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

As of October 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for reporting and displaying comprehensive income, which includes all components of the change in Shareholders' Equity during a given period, except those resulting from investment by or distribution to shareholders. As a result of adopting this statement, the Company began displaying a Consolidated Statement of Changes in Shareholders' Equity, which reconciles the beginning and ending balances of each component of Shareholders' Equity, and provides a Statement of Comprehensive Income.

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

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                  December 31, 1998

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1999 were 8% higher than the first quarter of fiscal 1998, as the result of higher sales in the defense segment. The higher sales were from the MILES 2000 product line and from the contract to produce a ground combat training system for the British military, known as Area Weapons Effect Simulator (AWES), which was awarded in the fourth quarter of fiscal 1998. Sales in the transportation systems segment for the first quarter of fiscal 1999 were comparable to the first quarter of fiscal 1998. It is expected that this segment will generate higher sales volume in the remaining quarters of the year, as work on the PRESTIGE contract escalates.

Operating profits in the defense segment were somewhat higher in the quarter ended December 31, 1998 than in the first quarter of the previous year, but did not increase in proportion to the sales increase. The AWES contract is at an early stage of completion and has not yet generated operating profits, while the profit margins in the MILES 2000 product line continue to be minimal due to cost growth incurred in previous years. In late January of 1999, it was determined that there may be additional cost growth in the MILES 2000 contract with the U.S. Department of Defense, which may result in somewhat reduced profits in the defense segment during the second quarter of the fiscal year.

Operating profits in the transportation systems segment were higher in the first quarter of fiscal 1999 than in the same period last year, due primarily to a reduction in selling, general and administrative expenses. This was the result of lower contract proposal costs and the organizational restructuring which began in the third quarter of fiscal 1998. As mentioned above, sales in this segment should increase in the remaining quarters of the year and are expected to result in higher profits from this segment.

The Company continued the marketing and development of its video email product during the first quarter while the Company sought out a partner or new owner of this business. The additional investment amounted to nearly $1 million before income taxes, which was comparable to the first quarter of fiscal 1998. Costs for this product line have been reduced and product orders have increased in recent months, therefore, it is expected that further losses will be minimal until the future of this business is determined.

For the three-month period, selling, general and administrative expenses decreased, both nominally and as a percentage of sales, from the level in fiscal 1998. This decrease resulted primarily from lower selling costs in both the defense and transportation systems segments and the organizational restructuring mentioned above.

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - continued

                                  December 31, 1998


Cash available for investment was significantly lower in the quarter ended December 31, 1998 than in the same quarter of the previous year, resulting in lower investment income. In addition, interest expense was moderately higher in the current year due to a higher level of both short- and long-term borrowing. Consequently, while operating profits in the first quarter were higher in each segment, net income was comparable to the first quarter of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended December 31, 1998, operating activities used $29.3 million, primarily as a result of growth in inventories and accounts receivable. The increase in inventories resulted primarily from additional gates being built for use in automatic fare collection systems. Virtually all of these gates were built to meet requirements under existing contracts, the most significant of which is the PRESTIGE contract. It is expected that inventory levels will decrease in future quarters as these gates are installed and the costs are charged to contracts. The increase in accounts receivable was primarily related to U. S. Government contracts. This situation has begun to improve subsequent to the end of the quarter, as large payments have been received.

In November 1998, the Company completed a private placement of $50 million in senior unsecured notes with an average duration of approximately 10 years, at an average coupon rate of 6.27%. The first principal payment of $1.4 million is due in November of 2002, with interest due semi-annually, beginning in May 1999. Proceeds of this borrowing were used to reduce short-term borrowings from U.S. banks and to provide working capital. The Company expects that cash on hand and its available debt capacity will be adequate to meet its short-term working capital requirements.

The Company's financial condition remains strong with working capital of $153 million and a current ratio of 2.7 to 1 at December 31, 1998. The backlog of orders at December 31, 1998 was $966 million compared to $972 million at September 30, 1998 and $380 million at December 31, 1997. The increase from December 31, 1997 to December 31, 1998, was the result of major contracts awarded in the fourth quarter of fiscal 1998, primarily the AWES and PRESTIGE contracts.

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - continued

                                  December 31, 1998

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

The Company began contacting key suppliers and subcontractors in 1998. The current plan is to obtain written certification of their compliance to the Year 2000 issue. In cases where this cannot be obtained, the Company will develop precautionary plans, on a case by case basis, to minimize disruptions caused by their non-compliance. There is no possible way to ensure that all suppliers and subcontractors will be Year 2000 compliant by December 31, 1999, and any such failure to be compliant could have a materially adverse impact on the Company's business. Therefore, the Company's goal is to minimize the potentially adverse impact by monitoring suppliers and subcontractors' compliance efforts, and by identifying alternate suppliers where possible.

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - continued

                                  December 31, 1998


The Company is in discussions with customers to diagnose and make compliant delivered products and services. The Company has also identified contracts that contained warranty provisions stipulating that the Company is responsible for Year 2000 compliance of products previously delivered. Current estimates indicate that the costs to make these products compliant will be minimal. In certain cases, the Company has received contracts from its customers to upgrade previously delivered products to be Year 2000 compliant.

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

Potential Problems of Non-compliance

The potential problems of internal or external non-compliance include, but are not limited to: (1) penalties caused by the inability of the Company to receive supplies and subcontracted deliverables in a timely manner to meet delivery schedules stipulated under existing contracts, (2) cash flow restrictions caused by the failure of significant customers to make payments in accordance with contract terms, and (3) productivity loss caused by disruptions in engineering, manufacturing and administrative capabilities.

Costs to Address the Issue

Through December 31, 1998, the Company expensed approximately $200,000 of incremental Year 2000 remedial costs. Based on current estimates, and assuming there is not a material change in available resources, the Company will incur another $200,000 to $400,000 through the fourth calendar quarter of 1999. These costs consist primarily of in-house labor, outside services, and computer hardware and software purchases and will be expensed as incurred.

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

                                 CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS - continued

                                  December 31, 1998


FORWARD-LOOKING STATEMENTS

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as MAY, LIKELY, ANTICIPATE, HOPE, ESTIMATE, PLAN, POTENTIAL, FEEL, EXPECT, SHOULD, and CONFIDENT. These forward- looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

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

                                        CUBIC CORPORATION


Date  February 4, 1999                   /s/ W. W. Boyle
      ----------------                  -----------------------------------
                                        W. W. Boyle
                                        Vice President Finance and CFO


Date  February 4, 1999                   /s/ T. A. Baz
      ----------------                  -----------------------------------
                                        T. A. Baz
                                        Vice President and Controller

                EXHIBIT 15 - INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
Cubic Corporation


We have reviewed the accompanying consolidated condensed balance sheet of Cubic Corporation as of December 31, 1998, and the related consolidated condensed statements of income, cash flows, and changes in shareholders' equity for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cubic Corporation as of September 30, 1998 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and in our report dated November 25, 1998, except for the second paragraph of Note 11, as to which the date is December 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at September 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                ERNST & YOUNG LLP


San Diego, California
February 4, 1999