Form 10-Q
period 1999-03-31
CUBIC CORP /DE/
filed 1999-05-17
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      For the Quarter Ended March 31, 1999



                                     1-8931
                                     ------
                             Commission File Number


                                CUBIC CORPORATION
              Exact Name of Registrant as Specified in its Charter



         DELAWARE                          95-1678055
        ---------                          ----------
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

                                 Yes /X/ No / /

      As of May 1, 1999, Registrant had only one class of common stock of which there were 8,907,004 shares outstanding (after deducting 2,981,239 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                                   Six Months Ended                   Three Months Ended
                                                                       March 31                            March 31
                                                                1999              1998              1999              1998
                                                           ----------------  ----------------  ---------------   ----------------
Revenues:
      Net sales                                                   $238,402          $181,577         $139,644            $89,825
      Other income                                                   1,606             2,528              817              1,134
                                                           ----------------  ----------------  ---------------   ----------------
                                                                   240,008           184,105          140,461             90,959
Costs and expenses:
      Cost of sales                                                189,319           145,700          112,241             76,895
      Selling, general and
         administrative expenses                                    35,777            37,402           19,738             19,408
      Research and development                                       3,922             4,293            2,336              2,591
      Interest                                                       1,945               982            1,166                479
                                                           ----------------  ----------------  ---------------   ----------------
                                                                   230,963           188,377          135,481             99,373
                                                           ----------------  ----------------  ---------------   ----------------

Income (loss) before income taxes                                    9,045            (4,272)           4,980             (8,414)

Income taxes (benefit)                                               3,150            (1,250)           1,750             (2,750)
                                                           ----------------  ----------------  ---------------   ----------------

Net income (loss)                                                  $ 5,895          $ (3,022)         $ 3,230           $ (5,664)
                                                           ================  ================  ===============   ================





Net income (loss) per common share                                  $ 0.66           $ (0.34)          $ 0.36            $ (0.64)
                                                           ================  ================  ===============   ================

Dividends per common share                                          $ 0.19            $ 0.19           $ 0.19             $ 0.19
                                                           ================  ================  ===============   ================

Average shares of common
      stock outstanding                                              8,907             8,927            8,907              8,910
                                                           ================  ================  ===============   ================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                                         March 31                        September 30
                                                                           1999                              1998
                                                                        (Unaudited)                    (See note below)
                                                                 --------------------------        -------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                              $ 17,154                           $ 3,500
      Marketable securities, available-for-sale                                 1,743                             2,086
      Accounts receivable                                                     158,772                           149,640
      Inventories - Note 3                                                     57,259                            39,623
      Deferred income taxes and other current assets                           12,408                            15,296
                                                                      ----------------                  ----------------
           Total current assets                                               247,336                           210,145

Property, plant and equipment - net                                            41,083                            40,400
Cost in excess of net tangible assets of
      purchased businesses, less amortization                                  24,092                            25,788
Miscellaneous other assets                                                     16,983                            17,658
                                                                      ================                  ================
                                                                            $ 329,494                         $ 293,991
                                                                      ================                  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                                   $ 4,927                          $ 30,321
      Accounts payable                                                         19,101                            14,534
      Customer advances                                                        29,216                            27,157
      Other current liabilities                                                31,225                            31,344
      Income taxes payable                                                      3,649                             1,305
      Current portion of long-term debt                                         5,000                             5,000
                                                                      ----------------                  ----------------
           Total current liabilities                                           93,118                           109,661

Long-term debt                                                                 55,000                             5,000
Deferred income taxes and other                                                 6,139                             5,778

Shareholders' equity:
      Common stock                                                                234                               234
      Additional paid-in capital                                               12,123                            12,123
      Retained earnings                                                       199,927                           195,724
      Accumulated other comprehensive income (loss)                              (991)                            1,527
      Treasury stock at cost                                                  (36,056)                          (36,056)
                                                                      ----------------                  ----------------
                                                                              175,237                           173,552
                                                                      ================                  ================
                                                                            $ 329,494                         $ 293,991
                                                                      ================                  ================

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (thousands of dollars)

                                                                                                Six Months Ended
                                                                                                    March 31
                                                                                           1999                 1998
                                                                                      ---------------      ---------------
Operating Activities:
      Net income (loss)                                                                      $ 5,895              $(3,022)
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                                       5,041                4,891
           Changes in operating assets and liabilities                                       (15,218)              (9,401)
                                                                                      ---------------      ---------------
           NET CASH USED IN
                 OPERATING ACTIVITIES                                                         (4,282)              (7,532)
                                                                                      ---------------      ---------------

Investing Activities:
      Sales of marketable securities                                                             343                   34
      Net additions to property, plant and equipment                                          (5,113)              (3,514)
      Other items - net                                                                         (427)                (703)
                                                                                      ---------------      ---------------
           NET CASH USED IN
                 INVESTING ACTIVITIES                                                         (5,197)              (4,183)
                                                                                      ---------------      ---------------

Financing Activities:
      Change in short-term borrowings                                                        (24,930)              (2,733)
      Change in long-term borrowings                                                          50,000                    -
      Purchases of treasury stock                                                                  -               (1,359)
      Dividends paid                                                                          (1,692)              (1,692)
                                                                                      ---------------      ---------------
           NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                                         23,378               (5,784)
                                                                                      ---------------      ---------------

Effect of exchange rates on cash                                                                (245)                (105)
                                                                                      ---------------      ---------------

           NET INCREASE (DECREASE) IN
                 CASH AND CASH EQUIVALENTS                                                    13,654              (17,604)

Cash and cash equivalents at the
      beginning of the period                                                                  3,500               53,257
                                                                                      ---------------      ---------------

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD                                                       $17,154              $35,653
                                                                                      ===============      ===============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

NOTE 2 - PER SHARE AMOUNTS
Per share amounts are based upon the weighted average number of shares of common stock outstanding.

NOTE 3 - INVENTORIES


                                                                        March 31             September 30
                                                                          1999                   1998
                                                                  -------------------    -------------------
 Inventories consist of the following (in thousands):
      Raw material and purchased parts                                  $   9,194             $   9,836
      Work in process                                                      46,567                27,172
      Finished products                                                     1,498                 2,615
                                                                  -------------------    -------------------
                                                                         $ 57,529               $ 39,623
                                                                  ===================    ===================

Work in process inventories increased from September 30, 1998 to March 31, 1999 primarily as a result of additional gates being built during the period for use in automatic fare collection systems. A substantial portion of these gates were built to meet requirements under existing contracts, the most significant of which is the PRESTIGE contract. It is expected that inventory levels will decrease in future quarters as these gates are installed and the costs are charged to contracts.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)--continued

                                 March 31, 1999

NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income was $1,873,000 and $3,377,000 for the three and six-month periods ended March 31, 1999 and a comprehensive loss of $5,477,000 and $2,703,000 for the three and six-month periods ended March 31, 1998. The difference between net income or loss and comprehensive income or loss in each of the periods was the result of foreign currency translation adjustments.

NOTE 5 - REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1999

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1999 increased 55% over the second quarter of fiscal 1998, as each business segment realized increases. Sales for the first six months of the fiscal year were up by 31%. Transportation systems segment sales rose sharply, as project activity for the PRESTIGE contract, located in the United Kingdom, accelerated. Defense segment sales improved as well, due to increases from the MILES 2000 and JSTARS product lines and from the contract to produce a ground combat training system for the British military, known as Area Weapons Effect Simulator (AWES). Commercial operations segment sales were moderately higher, due to increased sales of Cubic Videocomm's video e-mail product, resulting from the Company's continued marketing and product promotion efforts. While the Company expects to continue to generate a higher level of sales in each quarter of the year than in the comparable quarter of the previous year, it is not expected that sales growth of the magnitude experienced from the first quarter to the second quarter of 1999 will continue, due to the fact that the increase was caused largely by ramp-up of the PRESTIGE contract.

Operating profits improved significantly over the loss incurred in the second quarter of fiscal 1998, a quarter in which the Company had recorded a $9.5 million pre-tax reserve for estimated losses on several transportation systems segment contracts in Asia. All but two of these Asian contracts have been substantially completed. Although management believes that the reserve established in 1998 will be adequate to cover all losses pertaining to these contracts, the ultimate outcome of these contracts continues to contain risk, as it depends upon the collection of claims for customer-required work performed outside the scope of the respective contracts. Including these contracts and several European contracts, the Company had approximately $11 million in Accounts Receivable at March 31, 1999, subject to claims.

Defense segment operating profits decreased in the second quarter of 1999, due primarily to cost growth on the MILES 2000 project for the U. S. government. Additional technical difficulties with this new product led to an increase in the loss provision for this contract being recorded in the quarter. However, profit margins from the JSTARS and other product lines resulted in a modest operating profit for this segment in the quarter.

Operating losses in the commercial operations segment narrowed for the three and six-month periods as compared to the same periods of fiscal 1998. This was mostly the result of improved sales of Cubic Videocomm's video e-mail product. The Company is continuing to pursue the possibility of a partner or new owner of this business and expects to accomplish this before the end of the fiscal year.

                                CUBIC CORPORATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - continued

                                 March 31, 1999

For the three-month period ending March 31, 1999, selling, general and administrative expenses increased slightly from the level in fiscal 1998. This increase occurred primarily in the United Kingdom and was in support of an increase in contractual and administrative activities related to the PRESTIGE and other contracts in the U.K. For the six-month period, selling, general and administrative expenses decreased in 1999, due to reductions in selling expenses in both the defense and transportation systems segments. Selling, general and administrative expenses as a percentage of sales dropped from 20.6% of sales in the first half of 1998 to 15.0% in the comparable period of 1999, as a result of the increase in sales.

Cash available for investment was significantly lower in the six-month period ended March 31, 1999 than in the same period of the previous year, resulting in lower investment income. In addition, interest expense was higher in the current year due to a higher level of long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended March 31, 1999, operating activities used $4.3 million due to growth in inventories and accounts receivable. The increase in inventories resulted primarily from additional gates being built for use in the transportation systems segment. A substantial portion of these gates were built to meet requirements under existing contracts, the most significant of which is the PRESTIGE contract. It is expected that inventory levels will decrease in future quarters as these gates are installed and the costs are charged to contracts. The increase in accounts receivable was primarily due to the significant increase in sales volume during the second quarter. Cash flow from operating activities did begin improving in the second quarter, when the Company received several large cash payments from customers.

The Company's financial condition remains strong with working capital of $154 million and a current ratio of 2.7 to 1 at March 31, 1999. The backlog of orders at March 31, 1999 was $970 million compared to $972 million at September 30, 1998 and $354 million at March 31, 1998. The increase from
March 31, 1998 to March 31, 1999, was the result of major contracts awarded in the fourth quarter of fiscal 1998, primarily the AWES and PRESTIGE contracts.

                                CUBIC CORPORATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - continued

                                 March 31, 1999

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

GENERAL

The Company has assembled a Year 2000 Task Force, which includes personnel from corporate and business unit management to ensure that the Company, as a whole, is Year 2000 compliant by December 31, 1999. The objectives of this task force are to ensure that the Company and its subsidiaries: (1) identify non-compliant operating systems, software, and data files, (2) assess, to the extent possible, the potential problems of being non-compliant, (3) estimate both the amount and timing of costs to be incurred to fix the potential problems of being non-compliant, and (4) develop and execute a comprehensive strategy, including contingency plans, to mitigate these problems.

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

The Company is making appropriate modifications and updates to its internal information systems, some of which have been or are being done in the ordinary course of business. It is expected that final testing of all systems will be completed by the third calendar quarter of 1999. The Company's goal is to ensure, to the extent possible, that the transition from the year 1999 to the year 2000 will not have a materially adverse impact on its engineering, manufacturing or administrative capabilities.

The Company began contacting key suppliers and subcontractors in 1998. The Company is attempting to obtain, wherever possible, written certification of their preparedness for the Year 2000 issues. In cases where this cannot be obtained, the Company is developing precautionary plans, on a case by case basis, to minimize disruptions caused by their non-compliance. There is no possible way to ensure that all suppliers and subcontractors will be Year 2000 compliant by December 31, 1999, and any such failure to be compliant could have an adverse impact on the Company's business. Therefore, the Company's goal is to minimize the potentially adverse impact by monitoring suppliers and subcontractors' compliance efforts, and by identifying alternate suppliers and subcontractors where possible.

                                CUBIC CORPORATION
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - continued

                                 March 31, 1999


The Company has been in discussions with customers to diagnose and make compliant delivered products and services. The Company has also identified contracts that contain warranty provisions stipulating that the Company is responsible for Year 2000 compliance of products previously delivered. The Company believes it is now aware of the most significant of such products and has completed much of the work required to make its products compliant. Current estimates indicate that the remaining costs to complete this task will be minimal. In certain cases, the Company has received contracts from its customers to upgrade previously delivered products to be Year 2000 compliant and has substantially completed work under these contracts.

The Company is aware of the potential that claims could be made against it and other companies for damages arising from products and services that are not Year 2000 compliant. The Company is not in a position to identify or to avoid all possible scenarios that could lead to claims against it. However, the Company will assess scenarios and take steps to mitigate the impact of various scenarios if they were to occur.

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

COSTS TO ADDRESS THE ISSUE

Through March 31, 1999, the Company incurred a total of approximately $600,000 in incremental Year 2000 remedial costs. This total represents an increase from previous estimates due to the cost of in-house labor, to review the status of the Company's products and to support vendor and subcontractor inquiries, being higher than previously estimated. Based on current estimates, and assuming there is not a material change in available resources, the Company will incur another $400,000 to $500,000 through the fourth calendar quarter of 1999. These costs, which will be expensed as incurred, consist primarily of in-house labor, but also include a minor amount of outside services and computer hardware and software purchases.

                                CUBIC CORPORATION
              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS - continued

                                 March 31, 1999


DEVELOPMENT AND EXECUTION OF COMPREHENSIVE STRATEGY

Under the direction of the Year 2000 Task Force, the Company is developing a comprehensive strategy to address the problems associated with the Year 2000 transition. It is expected that this strategy will continually evolve as new issues arise and old ones are resolved. While the Company continues to believe that the Year 2000 matters discussed above will not have a materially adverse impact on its business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected.

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

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a) The following exhibits are included herein:

           Exhibit 15 - Independent Accountants' Review Report
           Exhibit 27 - Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      CUBIC CORPORATION


Date  MAY 6, 1999                               /s/ W. W. Boyle
     -------------                             -----------------------
                                               W. W. Boyle
                                               Vice President Finance and CFO


Date  MAY 6, 1999                               /s/ T. A. Baz
     -------------                             -----------------------
                                               T. A. Baz
                                               Vice President and Controller

               EXHIBIT 15 - INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
Cubic Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Cubic Corporation as of March 31, 1999, the related condensed consolidated statements of income for the three and six-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cubic Corporation as of September 30, 1998 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and in our report dated November 25, 1998, except for the second paragraph of Note 11, as to which the date is December 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at September 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP


San Diego, California
May 6, 1999