Form 10-Q
period 1999-06-30
CUBIC CORP /DE/
filed 1999-08-16
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 1999


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

As of August 1, 1999, Registrant had only one class of common stock of which there were 8,907,004 shares outstanding (after deducting 2,981,239 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)


                                                                   Nine Months Ended                           Three Months Ended
                                                                     June 30                                          June 30
                                                             1999              1998                 1999               1998
                                                        ----------------  ----------------     ---------------   ----------------
Revenues:
      Sales                                                    $367,691          $281,121            $129,289           $ 99,544
      Other income                                                3,649             3,799               2,043              1,271
                                                        ----------------  ----------------     ---------------   ----------------
                                                                371,340           284,920             131,332            100,815
Costs and expenses:
      Cost of sales                                             293,619           223,242             104,300             77,005
      Selling, general and
         administrative expenses                                 53,932            55,815              18,155             18,413
      Research and development                                    5,983             6,178               2,061              2,422
      Interest                                                    3,170             1,325               1,225                343
                                                        ----------------  ----------------     ---------------   ----------------
                                                                356,704           286,560             125,741             98,183
                                                        ----------------  ----------------     ---------------   ----------------

Income (loss) before income taxes                                14,636            (1,640)              5,591              2,632

Income taxes (benefit)                                            5,000              (400)              1,850                850
                                                        ----------------  ----------------     ---------------   ----------------

Net income (loss)                                              $  9,636          $ (1,240)           $  3,741           $  1,782
                                                        ----------------  ----------------     ---------------   ----------------
                                                        ----------------  ----------------     ---------------   ----------------



Net income (loss) per common share                             $   1.08          $  (0.14)           $   0.42           $   0.20
                                                        ----------------  ----------------     ---------------   ----------------
                                                        ----------------  ----------------     ---------------   ----------------

Dividends per common share                                     $   0.19          $   0.19            $    -             $    -
                                                        ----------------  ----------------     ---------------   ----------------
                                                        ----------------  ----------------     ---------------   ----------------

Average number of common
      shares outstanding                                          8,907             8,920               8,907              8,907
                                                        ----------------  ----------------     ---------------   ----------------
                                                        ----------------  ----------------     ---------------   ----------------




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                              (thousands of dollars)


                                                                           June 30                        September 30
                                                                             1999                             1998
                                                                         (Unaudited)                    (See note below)
                                                                   -------------------------        -------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                               $ 32,509                         $  3,500
      Marketable securities, available-for-sale                                  1,743                            2,086
      Accounts receivable                                                      144,985                          149,640
      Inventories - Note 3                                                      50,443                           39,623
      Deferred income taxes and other current assets                            12,249                           15,296
                                                                        ---------------                  ---------------
           Total current assets                                                241,929                          210,145

Property, plant and equipment - net                                             41,068                           40,400
Cost in excess of net tangible assets of
      purchased businesses, less amortization                                   23,328                           25,788
Miscellaneous other assets                                                      15,034                           17,658
                                                                        ---------------                  ---------------
                                                                              $321,359                         $293,991
                                                                        ---------------                  ---------------
                                                                        ---------------                  ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                                   $ 10,787                         $ 30,321
      Accounts payable                                                           9,635                           14,534
      Customer advances                                                         25,311                           27,157
      Other current liabilities                                                 32,602                           31,344
      Income taxes payable                                                       4,125                            1,305
      Current portion of long-term debt                                          5,000                            5,000
                                                                        ---------------                  ---------------
           Total current liabilities                                            87,460                          109,661

Long-term debt                                                                  50,000                            5,000
Deferred income taxes and other                                                  6,253                            5,778

Shareholders' equity:
      Common stock                                                                 234                              234
      Additional paid-in capital                                                12,123                           12,123
      Retained earnings                                                        203,668                          195,724
      Accumulated other comprehensive income (loss)                             (2,323)                           1,527
      Treasury stock at cost                                                   (36,056)                         (36,056)
                                                                        ---------------                  ---------------
                                                                               177,646                          173,552
                                                                        ---------------                  ---------------
                                                                              $321,359                         $293,991
                                                                        ---------------                  ---------------
                                                                        ---------------                  ---------------


Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (thousands of dollars)


                                                                                               Nine Months Ended
                                                                                                     June 30
                                                                                          1999                 1998
                                                                                     ---------------      ---------------
Operating Activities:
      Net income (loss)                                                                     $ 9,636            $ (1,240)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                      7,481               7,354
           Changes in operating assets and liabilities                                       (7,179)            (35,538)
                                                                                     ---------------      ---------------
           NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                                                         9,938             (29,424)
                                                                                     ---------------      ---------------

Investing Activities:
      Sales of marketable securities                                                            343                 245
      Net additions to property, plant and equipment                                         (7,173)             (5,186)
      Other items - net                                                                       1,104               1,795
                                                                                     ---------------      ---------------
           NET CASH USED IN
                 INVESTING ACTIVITIES                                                        (5,726)             (3,146)
                                                                                     ---------------      ---------------

Financing Activities:
      Change in short-term borrowings                                                       (18,706)              5,038
      Change in long-term borrowings                                                         45,000              (5,000)
      Purchases of treasury stock                                                                                (1,362)
                                                                                                  -
      Dividends paid to shareholders                                                         (1,692)             (1,692)
                                                                                     ---------------      ---------------
           NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                                        24,602              (3,016)
                                                                                     ---------------      ---------------

Effect of exchange rates on cash                                                                195                  35
                                                                                     ---------------      ---------------

           NET INCREASE (DECREASE) IN
                 CASH AND CASH EQUIVALENTS                                                   29,009             (35,551)

Cash and cash equivalents at the
      beginning of the period                                                                 3,500              53,257
                                                                                     ---------------      ---------------

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD                                                      $32,509             $17,706
                                                                                     ---------------      ---------------
                                                                                     ---------------      ---------------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1999


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

NOTE 2 - PER SHARE AMOUNTS

Per share amounts are based upon the weighted average number of shares of common stock outstanding (exclusive of treasury stock).

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):


                                             June 30            September 30
                                               1999                 1998
                                        -----------------    -----------------
 Raw material and purchased parts         $   10,782           $   9,836
 Work in process                              38,524              27,172
 Finished products                             1,137               2,615
                                        -----------------    -----------------
                                          $   50,443           $  39,623
                                        -----------------    -----------------
                                        -----------------    -----------------


                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)--continued

                                  June 30, 1999


Work in process inventories increased $11.4 million from September 30, 1998 to June 30, 1999, but decreased $8.0 million from March 31, 1999. As previously expected, a significant number of automatic fare collection gates and other contract deliverables, which were being carried in inventory through March 31, were installed in the third quarter. It is expected that work in process inventories will continue to decrease through the end of the fiscal year.

NOTE 4 - COMPREHENSIVE INCOME

The following information is presented in accordance with Financial Accounting Standards Board Statement No. 130, "REPORTING COMPREHENSIVE INCOME." In 1999, total comprehensive income was $2,409,000 and $5,786,000 for the three and nine-month periods ended June 30. In 1998, total comprehensive income was $1,773,000 for the three-month period ended June 30, contrasted with a comprehensive loss of $930,000 for the respective nine-month period. The difference between net income or loss and comprehensive income or loss in each of the periods was the result of foreign currency translation adjustments.

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

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

RESULTS OF OPERATIONS

Sales for the third quarter and first nine months of fiscal 1999 increased approximately 30% over the comparable periods of 1998, as each business segment realized an increase in volume. Transportation systems segment sales rose sharply as a result of work on the PRESTIGE contract, which was awarded in the fourth quarter of fiscal 1998. Defense segment sales improved as well, due to increases from most product lines, including MILES 2000, JSTARS and the ground combat training system being built for the British military, called AWES.

Operating profits improved significantly for the quarter ended June 30, 1999 when compared to the same quarter last year as the transportation systems segment continued to generate higher profits, primarily from its maintenance contracts in the U.K. The maintenance contracts contributing most significantly to this increase are associated with the Thorn Transit Systems International (TTSI) business acquired in 1997, which has since been merged into the previously existing U.K. operations. Operating profits in this segment for the nine-month period reflect an improvement of more than $19 million over the same period in the previous year, as that period included a provision of $9.5 million to recognize losses on certain Asian contracts acquired with TTSI. Included in Accounts Receivable at June 30, 1999 are approximately $11 million in claims for customer required work performed outside the scope of the respective contracts. Although this amount has not changed during the quarter, we have made progress toward settlement and expect closure on most significant issues before the end of the calendar year.

Defense segment operating profits were down 28% in both the three- and nine-month periods ended June 30, 1999 due to further technical problems with the MILES and Nellis Air Combat Training System (NACTS) contracts, which we believe have now been resolved. These problems have been partially offset by continued favorable performance from the JSTARS program. As a result of cost reduction measures which have been taken and improved program performance, it is expected that defense segment operating profits should improve in the fourth quarter of the fiscal year.

The commercial operations segment continues to register losses in the Cubic Videocomm business unit as we pursue a partner for, or new owner of, this business by fiscal year end. The paper products business unit in this segment continues to post profitable quarters at levels consistent with prior years.

Other income includes a $1.4 million, one-time, pretax gain in the third quarter of the fiscal year, generated from the Company's sale of its investment in a real estate development project.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                  June 30, 1999


Selling, general and administrative expenses decreased in all segments as cost containment actions, especially in the defense segment, have taken hold. As a result, during the three- and nine-month periods, while sales increased by approximately 30%, SG&A expense decreased one and three percent, respectively.

The increase in interest expense, compared to the three- and nine-month periods of last year, reflects the higher level of long-term borrowing in the current year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended June 30, 1999, cash provided from operations exceeded $9.9 million. Accelerated collections of accounts receivable in the defense segment offset growth in inventories resulting primarily from additional gates being built for use in transportation systems in the U.K. We expect that inventory levels will decrease in the near future as these gates are installed for PRESTIGE and other U.K. contracts.

The Company's financial condition remains strong with working capital of $154 million and a current ratio of 2.8 to 1 at June 30, 1999. We expect that cash on hand and available debt capacity will be adequate to meet the company's short-term working capital requirements. The backlog of orders at June 30, 1999 was $951 million compared to $972 million at September 30, 1998 and $348 million at June 30, 1998. The increase from June 30, 1998 to June 30, 1999 was the result of major contracts awarded in the fourth quarter of fiscal 1998, primarily the AWES and PRESTIGE contracts.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                  June 30, 1999


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

The Company is making appropriate modifications and updates to its internal information systems, some of which have been or are being done in the ordinary course of business. Final testing of all systems should be completed by September 1999. The Company's goal is to ensure, to the extent possible, that the transition from the year 1999 to the year 2000 will not have a materially adverse impact on its engineering, manufacturing or administrative capabilities.

The Company began contacting key suppliers and subcontractors in 1998. The Company is attempting to obtain, wherever possible, written certification of their preparedness for the Year 2000 issues. In cases where this cannot be obtained, the Company is developing precautionary plans, on a case by case basis, to minimize disruptions caused by their non-compliance. There is no possible way to ensure that all suppliers and subcontractors will be Year 2000 compliant by December 31, 1999, and, while we do not expect it will be the case, any such failure to be compliant could have a materially adverse impact on the Company's business. Therefore, the Company's goal is to minimize the potentially adverse impact by monitoring suppliers and subcontractors' compliance efforts, and by identifying alternate suppliers where possible.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                  June 30, 1999


The Company's business unit personnel have been in discussions with customers to diagnose and make compliant delivered products. The Company has also identified contracts that contain warranty provisions stipulating that the Company is responsible for Year 2000 compliance of products previously delivered. The Company believes it is now aware of the most significant of such products and has completed much of the work required to make its products compliant. Current estimates indicate that the remaining costs to complete this task will be insignificant. In certain cases, the Company has received contracts from its customers to upgrade previously delivered products to be Year 2000 compliant and has substantially completed work under these contracts.

The Company is aware of the potential that claims could be made against it and other companies for damages arising from products that are not Year 2000 compliant. The Company is not in a position to identify, or to avoid, all possible scenarios that could lead to claims against it. However, the Company will assess each known possible scenario, and take appropriate actions, where necessary, to mitigate the impact of each one.

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

COSTS TO ADDRESS THE ISSUE

Through June 30, 1999, the Company incurred a total of approximately $750,000 in incremental Year 2000 remedial costs. Based on current estimates, and assuming there is not a material change in available resources, the Company will incur another $250,000 to $350,000 through the fourth calendar quarter of 1999. These costs, which will be expensed as incurred, consist primarily of in-house labor, but also include a minor amount of outside services and computer hardware and software purchases.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                  June 30, 1999


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

FORWARD-LOOKING STATEMENTS

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as BELIEVE, MAY, LIKELY, ANTICIPATE, HOPE, ESTIMATE, PLAN, POTENTIAL, FEEL, EXPECT, SHOULD, and CONFIDENT. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

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

                       CUBIC CORPORATION


Date August 5, 1999                              /s/ W. W. Boyle
     ---------------                             -------------------------
                                                 W. W. Boyle
                                                 Vice President Finance and CFO


Date August 5, 1999                              /s/ T. A. BAZ
     ---------------                             ---------------
                                                 T. A. Baz
                                                 Vice President and Controller