Form 10-K405
period 1999-09-30
CUBIC CORP /DE/
filed 1999-12-23
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 1999

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

The aggregate market value of voting stock held by non-affiliates of the registrant is: $108,453,211 as of November 22, 1999, based on the closing stock price on that date.


Number of shares of common stock outstanding as of November 22, 1999: 8,906,704 (after deducting 2,981,539 shares held as treasury stock).


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

The Company, its subsidiaries and divisions design, develop, manufacture, install and service products which are mainly electronic in nature, such as:

         Equipment for use in customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and VHF/UHF surveillance receivers, transceivers and avionics systems.

         Automatic revenue collection equipment including fare card technology, passenger gates, and ticket vending machines for mass transit networks, including rail systems and buses.

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

The Company's sales increased by 23% from fiscal 1998 to 1999 as the result of large contracts awarded late in fiscal 1998. The contract to privatize the London Transport fare collection system called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics) contributed over $100 million to sales in fiscal 1999. Cubic's share of the work on this system, not including all options, exceeds $500 million over the initial 12 year period of the contract. Defense segment sales also increased by 6% from fiscal 1998.

During fiscal year 1999, approximately 33% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 67% of the business is classified as commercial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

         (b)      FINANCIAL INFORMATION RELATING TO INDUSTRY
                  SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note 14 to the Consolidated Financial Statements for the year ended September 30, 1999, and follows at Item 14(a)(1) of this filing, on pages 41 through 43.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 3
-------------------------------------------------------------------------------

         (c)      NARRATIVE DESCRIPTION OF BUSINESSES.

DEFENSE

The defense segment's products include customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, transceivers and avionics systems. Services provided by the segment include computer simulation training, distributed interactive simulation, development of training doctrine and field operations and maintenance.

Cubic Defense Systems, Inc. (CDS) is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire," plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. The TACTS (Tactical Aircrew Combat Training System) is used by the U. S. Navy and Marine Corps, and ACMI (Air Combat Maneuvering Instrumentation) by the Air Force. A new generation of air ranges based on the GPS (Global Positioning System) has also been developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for use by the U. S. Army. CDS is also building two ground combat training centers for the British Ministry of Defence.

In addition, CDS produces the air/ground data link for the J-STARS reconnaissance system (Joint Surveillance and Target Attack Radar System) being built for the Air Force by Northrop Grumman. This subsidiary also builds avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, for the U. S. military, aircraft prime contractors and foreign governments.

CDS is also producing the Multiple Integrated Laser Engagement System (MILES
2000) for the U.S. Army and Marine Corps, as well as allied forces. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems to register hits or kills without endangering the target, in realistic force-on-force combat training exercises.

Cubic Applications, Inc. is a tactical knowledge based service company that teaches commanders to make correct decisions in battle situations by using computer simulation for training.

Cubic Communications, Inc. designs and produces HF and VHF/UHF surveillance receivers and direction finders for the U. S. and foreign military markets and transceivers for use in air traffic control.

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

BACKLOG:

Defense segment sales backlog at September 30, 1999 was $232 million compared to $230 million at September 30, 1998. Backlog does not include unexercised or unfunded options on certain defense contracts. Approximately $116 million of the September 30, 1999 backlog is not expected to be completed by September 30, 2000.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 4
-------------------------------------------------------------------------------

COMPETITION:

The defense segment competes with concerns of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of competition that present or future activities will encounter, particularly since the defense industry is subject to rapidly changing competitive conditions, customer requirements and technological developments.


TRANSPORTATION SYSTEMS

The transportation systems segment designs, produces, installs and services electronic and mechanical revenue collection systems for mass transit projects, including railways and buses and is a leader in this industry, worldwide.

The segment has been awarded large contracts by cities such as New York, Washington, D.C., San Francisco, Chicago, London, Shanghai and Guangzhou, China and Sydney, Australia. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1998 a joint venture, in which Cubic has 37.5% ownership, was awarded a contract called "PRESTIGE" to privatize the London Transport fare collection system. This contract is estimated to be worth a total of $1.75 billion over a 17 year period, making it the largest automatic fare collection contract ever awarded. Cubic's share of the work, not including all options, exceeds $500 million over the initial 12 year period of the contract, and if extended for the full 17 year period could total approximately $700 million.

There is worldwide demand for automatic revenue management systems in all forms of public mass transit. The Company's transportation systems segment continues to provide the technology and leadership to deliver quality products and services to the world fare collection market, including new innovations such as contactless smart card technology.

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

BACKLOG:

Transportation systems segment sales backlog at September 30, 1999 was $675 million, compared to $742 million at September 30, 1998. Unexercised options on certain contracts, including the last five years of the PRESTIGE contract, are not included in the backlog amounts. Approximately $448 million of the September 30, 1999 backlog is not expected to be completed by September 30, 2000.

COMPETITION:

The transportation systems segment is a leading supplier of automatic fare collection systems for transit systems throughout the world. However, the segment competes with large international companies and in many locations encounters significant competition. It is not possible to predict the extent of competition that present or future activities will encounter, particularly since the transportation industry is subject to rapidly changing competitive conditions, customer requirements, political situations and technological developments.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 5
-------------------------------------------------------------------------------

OTHER OPERATIONS

Consolidated Converting Company converts corrugated paper stock into high-quality packaging and shipping containers and converts paper stock into toilet seat covers.

In August 1999, the Company decided to exit the video and audio electronic mail and intra-net based training business, which had been marketed under the Company's Cubic VideoComm subsidiary. Also, in August 1999, the Company entered into an agreement to merge the subsidiary, including its live surveillance product line, into a new company temporarily named Cubic Video Technologies, Inc. (CVTI). CVTI retained the services of some former employees of the Company and will be operated by an investor group, which is led by CVTI management. The Company retained a preferred stock minority interest in CVTI and the sale agreement includes a provision for the Company to realize contingent royalty income based on the success of the new company.

RAW MATERIALS:

Raw materials used by Consolidated Converting Company consist of paper products, which are procured from commercial sources. In general, supplies of raw materials are presently adequate to meet the requirements of this business. Paper shortages could delay completion of customer orders in the future.

BACKLOG:

Consolidated Converting Company had little sales backlog at September 30, 1999 and 1998. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

COMPETITION:

This business competes with concerns of varying size, including some very large companies. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since the market for this subsidiary's products is subject to rapidly changing competitive conditions.

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

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $51 million, $64 million and $34 million in 1999, 1998 and 1997, respectively. The cost of Company sponsored research and development activities was $7,727,000, $10,776,000 and $8,558,000 in 1999, 1998 and 1997, respectively.

The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

There were approximately 3,600 persons employed by the Company and its subsidiaries at September 30, 1999.

Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.

         (d)      FINANCIAL INFORMATION ABOUT FOREIGN
                  AND DOMESTIC OPERATIONS AND EXPORT SALES

Information regarding foreign and domestic operations and export sales is set forth in Note 14 to the Consolidated Financial Statements for the year ended September 30, 1999, and follows at Item 14(a)(1) of this filing, on page 43.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 7
-------------------------------------------------------------------------------

ITEM 2.  PROPERTIES.

The Company conducts its operations in approximately 1.1 million square feet in both owned and leased properties located in the United States and foreign countries. Approximately 50% of the square footage is owned by the Company, including 425,000 square feet located in the City of San Diego. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:

          LOCATION OF PROPERTY                             OWNED OR LEASED
---------------------------------------------       ---------------------------
CORPORATE HEADQUARTERS:
San Diego, CA                                                   Owned

DEFENSE:
Alexandria, VA                                                  Leased
Arlington, VA                                                   Leased
Hampton, VA                                                     Leased
Lacey, WA                                                       Leased
Leavenworth, KS                                                 Leased
Orlando, FL                                                     Leased
San Diego, CA                                                   Leased
San Diego, CA                                                   Owned
Tijuana, Mexico                                                 Leased

TRANSPORTATION SYSTEMS:
Auburn, NSW Australia                                           Leased
Brondby, Denmark                                                Leased
Chantilly, VA                                                   Leased
Chicago, IL                                                     Leased
Merstham, Surrey, England                                       Owned
New York, NY                                                    Leased
Kowloon Bay, Hong Kong                                          Leased
London, England                                                 Leased
San Diego, CA                                                   Owned
Tullahoma, TN                                                   Owned
Wells, Somerset, England                                        Leased

OTHER:
Whittier, CA                                                    Leased

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

In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award. The Company believes the Court avoided authorities previously established by the Ninth Circuit Court in reaching its decision and has appealed. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

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

CUBIC CORPORATION - SEC FORM 10-K                                       Page 9
-------------------------------------------------------------------------------

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

MARKET AND DIVIDEND INFORMATION

                                  SALES PRICE OF COMMON SHARES                DIVIDENDS PER SHARE
                               --------------------------------------         -------------------
                                    1999                  1998                  1999        1998
                                    ----                  ----                  ----        ----
QUARTER ENDED:                 High       Low       High       Low
  December 31                  22-3/8    16-1/2     38-1/4     30-1/2
  March 31                     23-1/8    15-3/4     33-3/4     23-1/4           $.19        $.19
  June 30                          26    15-3/4     30-1/4     22-3/4
  September 30                 25-7/8    22-1/2     28-3/4     20-3/8           $.19        $.19

On November 22, 1999, the closing price of the Company's common stock on the American Stock Exchange was $20.38.

There were approximately 1,600 shareholders of record of the Company's common stock as of November 22, 1999.

CUBIC CORPORATION - SEC FORM 10-K                                      Page 10
-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)

                                                                        Year Ended September 30
                                                       1999         1998         1997         1996         1995
                                                    ------------ ------------ ------------ ------------ ------------
RESULTS OF OPERATIONS:
Sales                                                 $510,759     $414,136     $388,154     $407,621     $370,065
Cost of sales                                          404,144      325,138      296,991      316,293      290,441
Selling, general and administrative expenses            75,725       77,721       66,349       68,066       59,240
Interest expense                                         4,313        1,962        1,837        3,081        2,995
Income taxes                                             7,482          154        6,598        6,568        3,437
Net income                                              14,008          889       12,193       11,063        5,392

Average number of shares outstanding                     8,907        8,917        8,975        8,981        8,981

PER SHARE DATA:
Net income                                                1.57          .10         1.36         1.23          .60
Cash dividends                                             .38          .38          .38          .367         .35

YEAR-END DATA:
Shareholders' equity                                  $182,965     $173,552     $175,320     $167,667     $159,865
Equity per share                                         20.54        19.48        19.60        18.67        17.80
Total assets                                           330,161      293,991      282,282      266,638      299,694
Long-term debt                                          50,000        5,000       10,000       15,000       39,000
Shares outstanding                                       8,907        8,907        8,947        8,981        8,981

     This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 11
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company started fiscal 1999 with the highest recorded backlog in its history resulting from record contract awards (bookings) in fiscal 1998. Fiscal 1999 bookings, although not at the record levels of 1998, exceeded $465 million to allow the year to close with over $900 million in backlog. The Company's operating profit and earnings per share from continuing operations for fiscal 1999 are at the highest levels in the decade at $24 million and $1.57, respectively.

Following 1998's record year of bookings and backlog, fiscal 1999 saw the Company achieve the highest sales year in its history at over $510 million, representing a 23% increase over last year, which previously had been the highest in the Company's history. The PRESTIGE contract to privatize the London Transport fare collection system, awarded in the fourth quarter last year, accounted for sales of more than $100 million, resulting in a sales increase of 42% in the transportation systems segment. The defense segment also recorded a modest increase in sales of 6% from fiscal 1998.

Operating profits in the defense segment were 10% lower than in 1998 due primarily to cost growth encountered in the MILES 2000 production program. The Company continues to believe the MILES program will contribute favorably to future profits as production problems are resolved and the system performs well in the field. Additional orders are anticipated both from the U.S. and foreign governments as the US military proves the effectiveness of this training system and field acceptance occurs worldwide. The J-STARS Data Link product continues to generate significant operating profits as this program is mature and the product is continuously improved. Together with other Tactical Electronic Products, such as Personnel Locator Systems, this product line accounted for approximately 24% of the defense segment sales in 1999 and, after covering losses from MILES, contributed 65% of defense segment profits. The balance of this segment's operating profits were contributed by the computerized battlefield simulations group which supports the training of military leaders for the execution of their operational missions. Air and ground training ranges, such as AWES in the U.K., which was awarded in the fourth quarter of 1998, additional applications of the J-STARS technology internationally and other defense products provide opportunities for continued profitability in this segment.

A turnaround was effected in the transportation segment as all but one of the Asian contracts acquired in the acquisition of Thorn Transit Systems International have been substantially completed and the maintenance business acquired continues to perform profitably. Together with other customer service in this segment, the maintenance and repair business accounted for over 60% of this segment's profits. The PRESTIGE program, mentioned above, contributed modestly to operating profits this year as the program is in its early stages of completion. The balance of profits in this segment was generated by rail revenue collection projects in the U.S., U.K. and China. At fiscal year-end 1998, $14.2 million of accounts receivable had been subject to recovery through negotiations of contract claims. Negotiations are now nearly complete and most of the funds have been collected.

In 1998, the Company began seeking outside investment for its Cubic VideoComm subsidiary, to fund development and marketing expenses for its video compression product lines. In August 1999, the Company merged the subsidiary into a new entity, established by subsidiary management and outside investors. The new company will continue the digital live surveillance product line. Losses of $4.8 million in fiscal 1999 resulted primarily from severely competitive conditions in the retail market for the video email product. This product has been discontinued and the Company anticipates no further expenses related to this venture. The Company has taken a preferred minority equity position in the new company and will receive royalty payments if the new company is successful with the digital surveillance product.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 12
-------------------------------------------------------------------------------

Selling, general and administrative (SG&A) expenses for the year ended September 30, 1999 decreased by four percentage points compared to the previous year, from 18.8% to 14.8%. This experience, due primarily to the surge in sales generated by the PRESTIGE project, also reflects a reduction in SG&A spending of almost $2 million. Reductions in SG&A were experienced as consolidation of administrative activities occurred in the transportation segment, promotion for the compressed video product was cut back and bid and proposal expenses for new order opportunities were reduced.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The Company will adopt the SOP effective October 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses the costs of developing software for internal use as incurred. As a result of adopting the new SOP, the Company expects to capitalize approximately $300,000 in fiscal 2000 related to internal use software development projects that otherwise would have been expensed as incurred. This is expected to result in an increase in net income of approximately $200,000 or $.02 per share.

Net operating loss (NOL) carryforwards, which arose in the United Kingdom, were reduced from approximately $30 million at September 30, 1998 to $12.8 million at September 30, 1999, while the associated deferred tax asset decreased from $9.3 million to $4.0 million at those same dates. Other than the amount offset by a valuation allowance, the Company expects to continue to generate taxable income in the future, sufficient to realize the benefit of the remaining NOL carryforwards.

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

CUBIC CORPORATION - SEC FORM 10-K                                       Page 13
-------------------------------------------------------------------------------

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

During the second quarter, the Company established a $9.5 million reserve, before applicable income taxes, for estimated losses on several contracts in Asia, related to the TTSI subsidiary referred to above. The Company restructured management in the United Kingdom to realign resources and address the operating issues that resulted in these losses, including the merging of TTSI into the previously existing U.K. operations. Long-term contract accounts receivable at September 30, 1998 included approximately $14.2 million in revenue recognized for customer-required work performed which was not specified in the related contracts. This amount related to the Asian contracts mentioned above as well as other contracts in the U.K. with London Transport.

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

The Company continued to invest in the development and promotion of software technology, which delivers compressed video and audio transmission over computer networks. This investment amounted to $6.6 million for the year ended September 30, 1998. Sales of these products were less than expected causing the Company to decide to look for a partner or a new owner for the product line.

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

FINANCIAL POSITION AND LIQUIDITY

In fiscal 1999, the Company experienced a significant turn around in cash flow from operations, with over $49 million generated by improvements in net income, decreases in accounts receivable and inventory, and increases in payables. Reductions in accounts receivable, which contributed over $15 million, reflect improvements experienced in the defense segment, as certain contracts which had been in adverse progress payment status at the end of fiscal 1998 were moved to more favorable positions, primarily through the delivery of equipment, allowing payments to flow. The experience in the transportation segment was mixed as positive cash flow from U.S. customers with more mature programs were offset in the U.K. as heavy start up costs for PRESTIGE and train operating company projects required cash outlays.

Planned expenditures for capital equipment, primarily computing equipment and software and test equipment, were $11.5 million and account for virtually all investing activities. Financing activities were dominated by the private placement, in November 1998, of $50 million in senior unsecured notes with an average duration of approximately ten years, at an average coupon rate of 6.27%. Proceeds of this borrowing were used to repay the short term borrowing from U.S. banks and to provide working capital. At September 30, 1999 the Company had working capital of $158 million and a current ratio of 2.73 to 1. The company expects that cash on hand and its unused debt capacity will be adequate to meet its short and long-term financing needs.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 14
-------------------------------------------------------------------------------

YEAR 2000 ISSUE

The Year 2000 computer problem is a well-known issue that has been discussed extensively in the media and in previous reports. The Company's Year 2000 Task Force has now completed its oversight of the Company's Year 2000 preparation efforts and believes that the Company has taken appropriate measures to mitigate its exposure to operating and administrative problems resulting from this issue. While the Company continues to believe that the Year 2000 issue will not have a materially adverse impact on its business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected.

OPERATING SYSTEMS, SOFTWARE AND DATA FILES

The Company has made appropriate modifications and updates to its internal operating systems, software and data files. Final testing of all systems has been completed, although a certain amount of assurance testing will continue until December 31, 1999. The Company believes that it has, to the extent possible, prepared its internal systems for the transition from the year 1999 to the year 2000.

The Company has contacted its key suppliers and subcontractors and obtained written certification of their preparedness for the Year 2000 issue. In addition, alternate suppliers have been identified for critical purchased materials and services. Although these certifications have been obtained and alternate suppliers identified, there is no possible way to ensure that all supplier's and subcontractor's systems will be Year 2000 compliant by December 31, 1999. However, the Company believes its efforts have been adequate to minimize the potential impact of unprepared suppliers and subcontractors.

The Company has identified contracts that contained warranty provisions stipulating that the Company is responsible for Year 2000 compliance of products previously delivered and has worked with its customers to upgrade hardware and software. The Company has also worked with its customers to identify products, not under contractual warranty provisions, which could potentially fail after December 31, 1999. In certain cases, the Company has received contracts with its customers to upgrade previously delivered products to be Year 2000 compliant and has completed work under these contracts.

The Company is aware of the potential that claims could be made against it and other companies for damages arising from products and services that are not Year 2000 compliant. The Company is not in a position to identify or to avoid all possible scenarios that could lead to claims against it, however, the Company believes it has taken the appropriate steps to mitigate this potential.

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

CUBIC CORPORATION - SEC FORM 10-K                                       Page 15
-------------------------------------------------------------------------------

COSTS TO ADDRESS THE ISSUE

During fiscal 1999, the Company expensed approximately $850,000 of incremental Year 2000 remedial costs. Based on current estimates, the Company will incur another $150,000 from October 31, 1999 through December 31, 1999. Although significant problems after December 31, 1999 are not expected, additional costs could be incurred to correct system deficiencies that may be encountered. The magnitude of these costs will depend on the significance of the issues identified, but are not expected to exceed $100,000. These costs consist primarily of in-house labor and will continue to be expensed as incurred.

FORWARD LOOKING STATEMENTS

In addition to historical matters, this report contains forward-looking statements. They can be identified by sentences that contain words such as ANTICIPATE, HOPE, ESTIMATE, PLAN, POTENTIAL, FEEL, EXPECT, SHOULD, and CONFIDENT. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 16
-------------------------------------------------------------------------------

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company invests in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. The Company maintains a short-term borrowing arrangement in the United Kingdom (U.K.), which is also tied to a floating interest rate (the U.K. base rate). The Company also has senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 8 to the Consolidated Financial Statements for more information.

Interest income earned on the Company's short-term investments is affected by changes in the general level of U.S., U.K. and Danish interest rates. These income streams are generally not hedged. Interest expense incurred under the short-term borrowing arrangement is affected by changes in the general level of interest rates in the U.K. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed. However, the Company has in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding. The purpose of the swap is to tie the interest expense risk related to these borrowings to the interest income risk on the Company's short-term investments, thereby mitigating the Company's net interest rate risk. The Company believes that it is not significantly exposed to interest rate risk because of these activities.

FOREIGN CURRENCY EXCHANGE RISK

In the ordinary course of business, the Company enters into firm sale and purchase commitments denominated in many foreign currencies. The Company has a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, German Mark, Hong Kong Dollar and Australian Dollar. These contracts are effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on the Company's foreign currency translation and transaction accounting policies. The Company also uses balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above), and having the option of paying off the debt using U.S. Dollar or British Pound funds, depending on which currency is stronger at the time the payment is made. The Company believes that it is not significantly exposed to foreign currency exchange rate risk because of these activities.

The Company's investments in its foreign subsidiaries in the U.K., Denmark, Australia, Singapore and Hong Kong are not hedged because they are considered to be invested indefinitely. However, the Company has control over the timing and amount of earnings repatriation, and expects to use this control to mitigate foreign currency exchange risk.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 17
-------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 1999, are attached hereto, marked Pages 18 and 22 through 44.

        Report of Ernst & Young LLP, Independent Auditors
        See Page 18

        Consolidated Balance Sheet
        September 30, 1999 and 1998
        See Pages 23 and 24

        Consolidated Statement of Income
        Years ended September 30, 1999, 1998 and 1997
        See Page 25

        Consolidated Statement of Changes in Shareholders' Equity
        Years ended September 30, 1999, 1998 and 1997
        See Page 26

        Consolidated Statement of Cash Flows
        Years ended September 30, 1999, 1998 and 1997
        See Page 27

        Notes to Consolidated Financial Statements
        September 30, 1999
        See Pages 28 through 44


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 18
-------------------------------------------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                                           Ernst & Young LLP


San Diego, California
November 29, 1999

CUBIC CORPORATION - SEC FORM 10-K                                       Page 19
-------------------------------------------------------------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding "Certain Relationships and Related Transactions" is included in Note 12 to the Consolidated Financial Statements for the year ended September 30, 1999, and follows at Item 14(a)(1) of this filing, on page 41.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 20
-------------------------------------------------------------------------------

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

                           Consolidated Balance Sheet
                           September 30, 1999 and 1998

                           Consolidated Statement of Income
                           Years ended September 30, 1999, 1998 and 1997

                           Consolidated Statement of Changes in Shareholders' Equity Years ended September 30, 1999, 1998 and 1997

                           Consolidated Statement of Cash Flows
                           Years ended September 30, 1999, 1998 and 1997

                           Notes to Consolidated Financial Statements
                           September 30, 1999


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

(c)      Exhibits:

                  21.   List of Subsidiaries

                  27.   Financial Data Schedule

(d)      Financial Statement Schedules

                  None

CUBIC CORPORATION - SEC FORM 10-K                                       Page 21
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                        CUBIC CORPORATION

12/21/99                            /s/ Walter J. Zable
--------                            --------------------------------------
  Date                              WALTER J. ZABLE, President
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/21/99                            /s/ Walter J. Zable
--------                            --------------------------------------
  Date                              WALTER J. ZABLE, President, Chief
                                    Executive Officer and Chairman of the
                                    Board of Directors


12/21/99                            /s/ Walter C. Zable
--------                            --------------------------------------
  Date                              WALTER C. ZABLE, Vice President and
                                    Vice Chairman of the Board of Directors


12/21/99                            /s/ Raymond E. Peet
--------                            --------------------------------------
  Date                              RAYMOND E. PEET, Director


12/21/99                            /s/ William W. Boyle
--------                            --------------------------------------
  Date                              WILLIAM W. BOYLE, Director, Vice President
                                    of Finance & Chief Financial Officer


12/21/99                            /s/ Thomas A. Baz
--------                            --------------------------------------
  Date                              THOMAS A. BAZ, Vice President and
                                    Corporate Controller, Principal Accounting
                                    Officer

CUBIC CORPORATION - SEC FORM 10-K                                       Page 22
-------------------------------------------------------------------------------

                    ITEM 8, ITEM 14(a)(1) AND (2),(c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    EXHIBITS






                                Cubic Corporation

                          Year Ended September 30, 1999

                              San Diego, California

CUBIC CORPORATION - SEC FORM 10-K                                       Page 23
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                            September 30
                                                                      1999                   1998
                                                              -------------------     ------------------
                                                                           (in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $   61,540               $   3,500
    Marketable securities, available-for-sale                             1,802                   2,086
    Accounts receivable:
       Trade and other receivables                                        7,722                   8,824
       Long-term contracts--Note 6                                      125,855                 141,047
       Allowance for doubtful accounts                                     (325)                   (231)
                                                              -------------------     ------------------
                                                                        133,252                 149,640

    Inventories--Note 7                                                  36,400                  39,623
    Deferred income taxes--Note 10                                        9,974                   9,060
    Prepaid expenses and other current assets                             6,566                   6,236
                                                              -------------------     ------------------
                  TOTAL CURRENT ASSETS                                  249,534                 210,145
                                                              -------------------     ------------------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                           12,936                  13,075
    Buildings and improvements                                           23,805                  23,224
    Machinery and other equipment                                        75,444                  77,562
    Leasehold improvements                                                2,916                   2,630
    Allowance for depreciation and amortization                         (72,125)                (76,091)
                                                              -------------------     ------------------
                                                                         42,976                  40,400
                                                              -------------------     ------------------

OTHER ASSETS
    Deferred income taxes--Note 10                                        1,373                   4,756
    Goodwill, less amortization                                          23,273                  25,788
    Miscellaneous other assets                                           13,005                  12,902
                                                              -------------------     ------------------
                                                                         37,651                  43,446
                                                              -------------------     ------------------


TOTAL ASSETS                                                           $330,161                $293,991
                                                              ===================     ==================

See accompanying notes to financial statements.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 24
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                               September 30
                                                                         1999                   1998
                                                                 -------------------     ------------------
                                                                              (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings--Note 8                                       $    6,457             $    30,321
    Trade accounts payable                                                  13,761                  14,534
    Customer advances                                                       23,460                  27,157
    Salaries and wages, and amounts withheld from
       employees' compensation                                              17,757                  15,956
    Other current liabilities                                               20,219                  15,388
    Income taxes payable                                                     4,671                   1,305
    Current portion of long-term debt--Note 8                                5,000                   5,000
                                                                 -------------------     ------------------
TOTAL CURRENT LIABILITIES                                                   91,325                 109,661
                                                                 -------------------     ------------------

LONG-TERM DEBT, less current portion--Note 8                                50,000                   5,000

OTHER LIABILITIES
    Deferred income taxes--Note 10                                           1,408                   1,974
    Deferred compensation                                                    4,463                   3,804
                                                                 -------------------     ------------------
                                                                             5,871                   5,778
                                                                 -------------------     ------------------

COMMITMENTS AND CONTINGENCIES--Notes 9 and 13

SHAREHOLDERS' EQUITY--Note 8 Common stock, no par value:
       Authorized--20,000,000 shares
       Issued--11,888,243 shares                                               234                     234
    Additional paid-in capital                                              12,123                  12,123
    Retained earnings                                                      206,347                 195,724
    Accumulated other comprehensive income                                     317                   1,527
    Treasury stock at cost -- 2,981,239 shares                             (36,056)                (36,056)
                                                                 -------------------     ------------------
                                                                           182,965                 173,552
                                                                 -------------------     ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $330,161                $293,991
                                                                 ===================     ==================

See accompanying notes to financial statements.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 25
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                                    Year Ended September 30
                                                            1999              1998               1997
                                                       -------------     -------------      -------------
                                                             (in thousands, except per share data)
Revenue:
Sales                                                      $510,759          $414,136           $388,154
Interest and dividends                                        1,602             2,145              2,259
Other income                                                  3,160             2,520              3,972
                                                       -------------     -------------      -------------
                                                            515,521           418,801            394,385
                                                       -------------     -------------      -------------
Costs and expenses:
Cost of sales                                               404,144           325,138            296,991
Selling, general and administrative                          75,725            77,721             66,349
Research and development                                      7,727            10,776              8,558
Goodwill amortization                                         2,122             2,161              1,859
Interest                                                      4,313             1,962              1,837
                                                       -------------     -------------      -------------
                                                            494,031           417,758            375,594
                                                       -------------     -------------      -------------

INCOME BEFORE INCOME TAXES                                   21,490             1,043             18,791

Income taxes--Note 10                                         7,482               154              6,598
                                                       -------------     -------------      -------------

NET INCOME                                                 $ 14,008          $    889           $ 12,193
                                                       =============     =============      =============


Net income per share                                     $     1.57        $      .10         $     1.36
                                                       =============     =============      =============

Average number of shares outstanding                          8,907             8,917              8,975
                                                       =============     =============      =============

See accompanying notes to financial statements.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 26
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                      Accumulated
                                                                         Other                         Additional
                                   Comprehensive       Retained      Comprehensive       Treasury       Paid-in       Common
(in thousands)                         Income          Earnings          Income           Stock         Capital        Stock
--------------------------------------------------------------------------------------------------------------------------------
October 1, 1996                                          $189,429           $ (393)        $(33,726)      $12,123         $234

Comprehensive income:
  Net income                            $12,193            12,193
  Foreign currency
     translation adjustment                (164)                              (164)
                                  -----------------
  Comprehensive income                  $12,029
                                  =================

Cash dividends paid -- $.38
  per share of common stock                                (3,409)
Treasury stock purchases                                                                       (967)
                                                     -------------- -----------------  -------------  ------------- ------------

September 30, 1997                                        198,213             (557)         (34,693)       12,123          234

Comprehensive income:
  Net income                           $    889               889
  Foreign currency
     translation adjustment               2,084                              2,084
                                  -----------------
  Comprehensive income                   $2,973
                                  =================

Cash dividends paid -- $.38
  per share of common stock                                (3,378)
Treasury stock purchases                                                                     (1,363)
                                                     -------------- -----------------  -------------  ------------- ------------

September 30, 1998                                        195,724            1,527          (36,056)       12,123          234

Comprehensive income:
  Net income                            $14,008            14,008
  Unrealized holding gains
    on marketable securities                150                                150
  Foreign currency
     translation adjustment              (1,360)                            (1,360)
                                  -----------------
  Comprehensive income                  $12,798
                                  =================

Cash dividends paid -- $.38
  per share of common stock                                (3,385)
                                                     -------------- -----------------  -------------  ------------- ------------

September 30, 1999                                       $206,347           $  317         $(36,056)     $12,123          $234
                                                     ============== =================  =============  ============= ============

See accompanying notes to financial statements

CUBIC CORPORATION - SEC FORM 10-K                                       Page 27
-------------------------------------------------------------------------------

CUBIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended September 30
                                                                                       1999             1998              1997
                                                                                  -------------    -------------     -------------
                                                                                                  (in thousands)
Operating Activities:
  Net income                                                                        $  14,008        $     889          $ 12,193
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                  10,236           11,142             8,976
        Deferred income taxes                                                           1,636           (3,277)            4,150
        Changes in operating assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                                        15,270          (40,240)           22,862
            Inventories                                                                 2,798          (18,264)           (7,986)
            Prepaid expenses                                                             (366)            (882)             (469)
            Accounts payable and other current liabilities                              6,899            1,580            (9,834)
            Customer advances                                                          (3,346)          (3,980)           (2,682)
            Income taxes                                                                3,347            1,136            (2,364)
            Other items - net                                                          (1,151)             647            (2,875)
                                                                                  -------------    -------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    49,331          (51,249)           21,971
                                                                                  -------------    -------------     -------------

Investing Activities:
  Acquisition of business, net of cash acquired                                             -                -           (11,844)
  Proceeds from sale of business                                                            -                -            31,996
  Sale of marketable securities                                                           434              315               333
  Purchases of property, plant and equipment                                          (11,511)          (8,859)           (7,374)
  Other items - net                                                                     1,778             (521)           (1,754)
                                                                                  -------------    -------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (9,299)          (9,065)           11,357
                                                                                  -------------    -------------     -------------

Financing Activities:
  Change in short-term borrowings                                                     (23,463)          20,187             9,726
  Long-term borrowing                                                                  50,000                -                 -
  Principal payments on long-term debt                                                 (5,000)          (5,000)           (5,000)
  Purchases of treasury stock                                                               -           (1,363)             (967)
  Dividends paid to shareholders                                                       (3,385)          (3,378)           (3,409)
                                                                                  -------------    -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              18,152           10,446               350
                                                                                  -------------    -------------     -------------

Effect of exchange rates on cash                                                         (144)             111              (483)
                                                                                  -------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                 58,040          (49,757)           33,195

  Cash and cash equivalents at the beginning of the year                                3,500           53,257            20,062
                                                                                  -------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT
  THE END OF THE YEAR                                                                 $61,540        $   3,500          $ 53,257
                                                                                  =============    =============     =============

See accompanying notes to financial statements.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 28
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF THE BUSINESS: Cubic Corporation (the Company) designs, develops and manufactures products which are mainly electronic in nature and provides services related to products previously produced and products produced by others. The Company's principal lines of business are defense electronics and transportation fare collection systems. Principal customers for defense products and services are the United States and foreign governments. Transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. The consolidation of foreign subsidiaries requires financial statement translation in accordance with FASB Statement No. 52. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. As of September 30, 1999, the effects of foreign currency translation on the Company's consolidated financial position, results of operations and cash flows have not been significant.

CASH EQUIVALENTS: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK: The Company has established guidelines pursuant to which its cash and cash equivalents are diversified among various money market instruments and funds. These guidelines emphasize the preservation of capital by requiring minimum credit ratings assigned by established credit organizations. Diversification is achieved by specifying maximum investments in each fund type and issuer. The majority of these investments are not on deposit in federally insured accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates the fair value because of the short-term maturity of these instruments.

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: Marketable securities are classified as available-for-sale and are stated at fair market value on September 30, 1999 and at cost on September 30, 1998, as the difference between cost and fair value of the securities was immaterial. The difference between cost and fair market value at September 30, 1999 is included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 1999 and 1998 were immaterial.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 29
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $8,037,000, $8,874,000 and $7,199,000 in 1999, 1998 and 1997, respectively.

COST IN EXCESS OF NET TANGIBLE ASSETS OF PURCHASED BUSINESSES: Cost in excess of net tangible assets of purchased businesses is amortized on a straight-line basis over a period of 15 years. Accumulated amortization at September 30, 1999 and 1998 was $9,037,000 and $6,954,000, respectively.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company's use of derivative financial instruments is limited to hedging foreign currency exchange and interest rate risk through the use of forward and option contracts. Foreign exchange forward and option contracts are used to hedge significant, firm contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At September 30, 1999, the Company had foreign exchange contracts with a notional value of $90.5 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

NEW ACCOUNTING PRONOUNCEMENTS: Effective October 1, 1998 the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME. This pronouncement establishes standards for reporting and display of comprehensive income, which includes all components of the change in Shareholders' Equity during a period, except those resulting from investment by or distribution to shareholders. The adoption of Statement No. 130 did not affect results of operations or financial position, but did result in the disclosure of other comprehensive income. The Company has added a Statement of Changes in Shareholders' Equity, which provides additional information relating to the change in the foreign currency translation adjustment component of Shareholders' Equity and its effect on comprehensive income.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 30
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED): Effective October 1, 1998 the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This pronouncement superceded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position of the Company, but did affect the disclosure of segment information (see Note 14).

Effective October 1, 1998 the Company adopted FASB Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. This pronouncement revised and standardized, as much as possible, the disclosure requirements of FASB Statement No. 87, EMPLOYERS ACCOUNTING FOR PENSIONS, FASB Statement No. 88, EMPLOYERS ACCOUNTING FOR SETTLEMENTS & CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS and FASB Statement No. 106, EMPLOYERS ACCOUNTING FOR POST RETIREMENT BENEFITS OTHER THAN PENSIONS. The adoption of Statement No. 132 did not affect the calculation of pension expense, the results of operations or financial position of the Company, but did affect the disclosure of pension information (see Note 11). The Company has no other post retirement benefit plans subject to the provisions of Statement No. 132.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The Company will adopt the SOP effective October 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses the costs of developing software for internal use as incurred.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The required adoption date for this standard has been delayed to fiscal years beginning after June 15, 2000, therefore, the Company expects to adopt the statement effective October 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Currently, the Company's use of derivative financial instruments is limited to hedging foreign currency exchange risk through the use of forward and option contracts. Although it is not possible to determine with certainty what affect the adoption of Statement No. 133 will have on the earnings and financial position of the Company, its effect is expected to be immaterial.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 31
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

The Company's subcontract with Transys is the largest the Company has been awarded to date. A portion of the subcontract obligates the Company to produce and install, over a four-year period, equipment which is generally similar to that previously provided to London Transport (the ultimate customer). Under the terms of the subcontract, the revenue to be realized, and therefore the ultimate profitability of this portion of the subcontract, could vary substantially if the Company fails to meet the delivery and installation schedule. To date, the Company has met the delivery and installation schedule of the contract and believes it has the capability to continue to meet these performance requirements and to realize the expected profits from this subcontract.

NOTE 2--ACQUISITION

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

Unaudited pro forma results of the Company's operations, assuming the acquisition had occurred as of October 1, 1996, are presented below (in thousands, except per share data). In addition to purchase accounting adjustments, the pro forma amounts include certain adjustments to historical financial data, including elimination of inter-company sales, reduction of non-recurring general and administrative expenses, reduction of interest income and the income tax effect of these adjustments. The pro forma operating results may not be indicative of the results that actually would have occurred if the acquisition had taken place on the date indicated or which may occur in the future.

Year Ended September 30, 1997
---------------------------------------------------------------------- --------------------
Net sales                                                                          $399,760
Net income                                                                           12,193
Net income per share                                                                   1.36

CUBIC CORPORATION - SEC FORM 10-K                                       Page 32
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 3--SALE OF BUSINESS

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

NOTE 4 - DISCONTINUED PRODUCT LINE

In August 1999, the Company discontinued the video and audio electronic mail and intra-net based training business, which had been marketed under the Company's Cubic VideoComm subsidiary. Also, in August 1999, the Company entered into an agreement to merge the subsidiary, including its live surveillance product line, into a new company temporarily named Cubic Video Technologies, Inc. (CVTI). CVTI retained the services of some former employees of the Company and will be operated by an investor group, which is led by CVTI management. The Company retained a preferred stock minority interest in CVTI, which is carried on the Company's Balance Sheet at no value. No cash consideration was involved in the transaction. The sale agreement includes a provision for the Company to realize contingent royalty income based on the success of the new company.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns 37.5% of the common stock of Transys, an unconsolidated joint venture company in the United Kingdom. This joint venture was formed to bid on a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to privatize the London Transport fare collection system. In August 1998, Transys was awarded the contract and began operations. Through September 30, 1999, over $500 million of the work to be performed by Transys has been subcontracted to the Company as a part of the joint venture arrangement. The long-term debt of Transys is non-recourse to Cubic.

Summarized financial information for this unconsolidated joint venture is as follows:

September 30,                                                            1999                 1998
------------------------------------------------------------------ -----------------    -----------------
                                                                               (In millions)
BALANCE SHEET:
  Current assets                                                         $ 34.4                $26.1
  Non-current unbilled contract accounts receivable                        90.6                  4.7
                                                                        -------              -------
Total Assets                                                             $125.0                $30.8
                                                                         ======                =====

  Current liabilities                                                    $ 12.3                $ 4.6
  Long-term debt                                                          112.7                 26.2
  Equity                                                                      -                    -
                                                                        -------              -------
Total Liabilities and Equity                                             $125.0                $30.8
                                                                         ======                =====

CUBIC CORPORATION - SEC FORM 10-K                                       Page 33
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 5 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY--Continued


Year ended September 30,                                                 1999                 1998
------------------------------------------------------------------ -----------------    -----------------
                                                                               (In millions)
STATEMENT OF INCOME:
Sales                                                                  $126.9                $10.4
Operating profit                                                       $    -                 $  -
Net income                                                             $    -                 $  -

The terms of Transys' subcontracts with the Company and other parties to the joint venture provide for the pass-through of virtually all revenues from London Transport. As a result, Transys has operated on a break-even basis and is expected to continue to do so.

NOTE 6--ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,                                                             1999                  1998
------------------------------------------------------------------ -----------------    -----------------
                                                                               (in thousands)
U.S. Government Contracts:
    Amounts billed                                                        $ 15,892              $ 19,811
    Recoverable costs and accrued profits on
      progress completed--not billed                                        27,340                45,187
                                                                   -----------------     -----------------
                                                                            43,232                64,998
Commercial Customers:
    Amounts billed                                                          41,828                34,292
    Recoverable costs and accrued profits on
      progress completed--not billed                                        40,795                41,757
                                                                   -----------------     -----------------
                                                                            82,623                76,049
                                                                   -----------------     -----------------
                                                                          $125,855              $141,047
                                                                   =================     =================

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that substantially all of the unbilled portion of receivables will be billed under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during 2000.

Commercial long-term contract accounts receivable included revenues recognized related to costs totaling approximately $3 million, which were incurred as a result of customer-required work performed not specified in contract provisions, the recovery of which is subject to future determination through contract negotiations. The Company believes it will ultimately recover these amounts through modification of the related contracts.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 34
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 7--INVENTORIES

Inventories are classified as follows:

September 30,                                                             1999                  1998
------------------------------------------------------------------ ----------------- --- -----------------
                                                                               (in thousands)
Finished products                                                        $  1,515              $  2,615
Work in process                                                            22,926                27,172
Materials and purchased parts                                              11,959                 9,836
                                                                   =================     =================
                                                                          $36,400              $ 39,623
                                                                   =================     =================

Finished product and work in process inventories include costs incurred to produce certain standard products. In some cases these products are produced in common lots for efficiency, and will not be identified with a particular contract until completion. Other products are produced at risk, in anticipation of contract award. At September 30, 1999, approximately $12.4 million of the finished product and work in process inventories represented costs at risk, subject to the award of contracts. It is anticipated that all of these inventories will be sold during 2000.

NOTE 8--FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,                                                             1999                 1998
------------------------------------------------------------------ ----------------- --- ----------------
                                                                              (in thousands)
Unsecured notes payable to a group of insurance
    companies, with annual principal payments of
    $4,000,000 commencing November 2004. Interest at
    6.31% is payable semi-annually in November and May.                    $40,000           $       -
Unsecured note payable to an insurance company, with
    annual principal payments of $1,429,000 commencing
    November 2002. Interest at 6.11% is payable semi-
    annually in November and May.                                           10,000                   -
Unsecured note payable to an insurance company, due
    June 30, 2000. Interest at 6.09% is payable
    semi-annually in December and June.                                      5,000                10,000
                                                                   -----------------     ----------------
                                                                            55,000                10,000
Less current portion                                                        (5,000)               (5,000)
                                                                   -----------------     ----------------
                                                                           $50,000               $ 5,000
                                                                   =================     ================

CUBIC CORPORATION - SEC FORM 10-K                                       Page 35
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 8--FINANCING ARRANGEMENTS-- Continued

The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the Transys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 1999, the most restrictive covenant under these agreements leaves consolidated retained earnings of $22.7 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity. If the Company violates any of these covenants it may be required to provide collateral for the guarantees. To date, there have been no such violations and the Company believes it will be able to meet its performance obligations.

The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $16.5 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. The outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 1999, $6.5 million was outstanding, bearing interest at 6.25%, payable quarterly.

Maturities of long-term debt for each of the five years in the period ending September 30, 2004, are as follows: 2000--$5,000,000; 2001--$0; 2002--$0;
2003--$1,429,000; 2004--$1,429,000; thereafter--$47,142,000.

Interest paid amounted to $3,262,000, $1,992,000 and $1,913,000 in 1999, 1998
and 1997, respectively.

As of September 30, 1999 the Company had letters of credit and bank guarantees outstanding totaling $42.3 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $5.7 million as of September 30, 1999, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance liabilities recorded on the balance sheet as of September 30, 1999 are adequate to meet the underlying obligations. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 36
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 9--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2009. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $4,708,000, $3,808,000 and $4,171,000 in 1999, 1998 and 1997, respectively.

Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 1999 (in thousands):

                        2000                        $  2,717
                        2001                           1,651
                        2002                           1,405
                        2003                             557
                        2004                             276
                        Thereafter                     1,070
                                                =============
                                                      $7,676
                                                =============

NOTE 10--INCOME TAXES

Significant components of the provision for income taxes are as follows:

Year ended September 30,                                          1999                1998               1997
----------------------------------------------------------- ---------------     ---------------    ---------------
                                                                               (in thousands)
Current:
    Federal                                                       $ 3,885             $ 2,463            $ 1,498
    State                                                           1,355                 750                737
    Foreign                                                           606                 218                213
                                                            ---------------     ---------------    ---------------
Total current                                                       5,846               3,431              2,448
                                                            ---------------     ---------------    ---------------

Deferred (credit):
    Federal                                                        (2,911)                327              2,548
    State                                                            (116)                (40)               471
    Foreign                                                         4,663              (3,564)             1,131
                                                            ---------------     ---------------    ---------------
Total deferred                                                      1,636              (3,277)             4,150
                                                            ===============     ===============    ===============
Total income tax expense                                           $7,482             $   154            $ 6,598
                                                            ===============     ===============    ===============

CUBIC CORPORATION - SEC FORM 10-K                                       Page 37
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 10--INCOME TAXES--Continued

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities are as follows:

September 30,                                                            1999                  1998
------------------------------------------------------------------ -----------------     -----------------
                                                                               (in thousands)
Deferred tax assets:
    Accrued employee benefits                                             $ 2,701               $ 1,557
    Inventory reserves and long-term contract accounting                    7,756                 4,899
    Self-insurance reserves                                                   893                 1,019
    Deferred compensation                                                   1,687                 1,522
    Foreign net operating loss carryforwards                                3,966                 9,303
    Other                                                                   2,470                 2,546
                                                                   -----------------     -----------------
       Total deferred tax assets                                           19,473                20,846
    Valuation allowance for deferred tax assets                            (2,042)               (2,100)
                                                                   -----------------     -----------------
       Net deferred tax assets                                             17,431                18,746
                                                                   -----------------     -----------------
Deferred tax liabilities:
    Tax over book depreciation                                                644                   767
    Leveraged lease accounting                                              2,831                 2,831
    Intangible asset amortization                                           1,745                 1,291
    Other                                                                   2,272                 2,015
                                                                   -----------------     -----------------
       Total deferred tax liabilities                                       7,492                 6,901
                                                                   =================     =================
Net deferred tax assets                                                   $ 9,939               $11,842
                                                                   =================     =================

Net operating loss (NOL) carryforwards, which arose in the United Kingdom, amounted to approximately $12.8 million and $30 million at September 30, 1999 and 1998, respectively, and have no expiration date. The Company expects to generate future taxable income sufficient to realize the benefit of these NOL carryforwards, as the result of profitable U. K. contracts currently in backlog, except for the portion of the these NOL carryforwards for which a valuation allowance has been provided. This valuation allowance is for approximately $6.5 million of the NOL carryforwards, which existed at the time of the TTSI acquisition. It is uncertain whether tax benefit from this portion of the NOL carryforwards will be realized; therefore, the valuation allowance associated with this amount continues to be required. If in the future it becomes clear that this portion of the NOL carryforwards will be utilized, the tax benefit would first reduce any unamortized balance of cost in excess of net tangible assets of the TTSI business, with any remaining benefit credited to tax expense.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 38
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 10--INCOME TAXES--Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Year ended September 30,                                               1999             1998              1997
----------------------------------------------------------------- ------------- -- ------------- --- -------------
                                                                                   (in thousands)
Tax at federal statutory rate                                           $7,522            $ 355            $6,577
State income taxes, net of federal tax benefit                             805              469               785
Tax exempt interest and dividend income                                    (36)            (297)             (432)
Foreign sales corporation                                                 (530)            (404)             (206)
Non-deductible expenses                                                    427              557               182
Effect of change in tax rates on deferred tax asset                       (176)             176                 -
Tax effect from foreign subsidiaries                                      (386)             123               189
Change in deferred tax asset valuation allowance                             -             (435)              435
Tax credits and other                                                     (144)            (390)             (932)
                                                                  =============    =============     =============
                                                                        $7,482            $ 154            $6,598
                                                                  =============    =============     =============

The Company made income tax payments, net of refunds, totaling $2,513,000, $2,290,000 and $4,770,000 in 1999, 1998 and 1997, respectively.

Income (loss) before income taxes include the following components:

Year ended September 30,                                               1999             1998              1997
----------------------------------------------------------------- ------------- -- ------------- --- -------------
                                                                                  (in thousands)
United States                                                         $ 7,763          $11,007           $15,757
Foreign                                                                13,727           (9,964)            3,034
                                                                  =============    =============     =============
Total                                                                 $21,490          $ 1,043           $18,791
                                                                  =============    =============     =============

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $13.7 million at September 30, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount will be material.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 39
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 11--PENSION AND OTHER RETIREMENT PLANS

The Company and certain of its subsidiaries have defined contribution retirement plans that provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $7,422,000, $7,225,000 and $7,001,000 in 1999, 1998 and 1997, respectively.

The Company also maintains a defined benefit pension plan covering substantially all non-union U.S. employees of certain of its subsidiaries. The following table sets forth changes in the benefit obligation and plan assets for this plan and the net amount recognized in the Consolidated Balance Sheet:

September 30,                                                                     1999                 1998
--------------------------------------------------------------------------- ---------------- --- ----------------
                                                                                       (in thousands)
CHANGE IN BENEFIT OBLIGATION:
  Net benefit obligation at the beginning of the year                              $49,656              $40,587
     Service cost                                                                    2,256                1,807
     Interest cost                                                                   3,353                3,042
     Actuarial (gain) loss                                                          (7,454)               5,017
     Gross benefits paid                                                            (1,038)                (797)
                                                                            ----------------     ----------------
  Net benefit obligation at the end of the year                                     46,773               49,656
                                                                            ----------------     ----------------

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at the beginning of the year                            47,908               43,054
     Actual return on plan assets                                                    7,525                3,252
     Employer contributions                                                              -                2,445
     Gross benefits paid                                                            (1,038)                (797)
     Administrative expenses                                                           (65)                 (46)
                                                                            ----------------     ----------------
  Fair value of plan assets at the end of the year                                  54,330               47,908
                                                                            ----------------     ----------------

NET AMOUNT RECOGNIZED:
  Funded status                                                                      7,557               (1,748)
  Unrecognized net actuarial (gain) loss                                            (7,301)               3,817
  Unrecognized prior service cost                                                       (8)                 (11)
  Unrecognized net transition asset                                                      -                  (21)
                                                                            ================     ================
Amount recognized in the Consolidated Balance Sheet                                $   248              $ 2,037
                                                                            ================     ================

Major assumptions as of the end of the plan year:
  Discount rate                                                                     7.7%                 6.5%
  Expected return on plan assets                                                    8.5%                 8.5%
  Rate of compensation increase                                                     4.5%                 4.5%

CUBIC CORPORATION - SEC FORM 10-K                                       Page 40
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 11--PENSION AND OTHER RETIREMENT PLANS--Continued

The components of net periodic pension cost for this plan are as follows:

Year ended September 30,                                            1999               1998                1997
------------------------------------------------------------- --------------- --- -------------- --- ---------------
                                                                                 (in thousands)
  Service cost                                                     $ 2,256             $ 1,807            $ 1,511
  Interest cost                                                      3,353               3,042              2,729
  Expected return on plan assets                                    (3,992)             (3,709)            (2,859)
  Amortization of:
     Transition asset                                                  (21)                (52)               (52)
     Prior service cost                                                 (3)                 (3)                (3)
  Administrative expenses                                              196                 157                131
                                                              ===============     ==============     ===============
Net pension cost                                                    $1,789               1,242            $ 1,457
                                                              ===============     ==============     ===============

Major assumptions as of the beginning of the plan year:
  Discount rate                                                      6.5%                7.2%               7.7%
  Expected return on plan assets                                     8.5%                8.5%               8.5%
  Rate of compensation increase                                      4.5%                4.5%               4.5%

NOTE 12--RELATED PARTY TRANSACTIONS

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed or added to income in the year incurred. The amount added to income in 1999 was $254,000, while in 1998 and 1997, $85,000 and $165,000, respectively, was expensed. Should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made and should the policy be held to maturity, all payments advanced to carry the policy will be returned.

In 1999, in accordance with a long-standing purchase agreement with the Company, Walter J. Zable, Chairman and President of the Company purchased a certain residential rental property that had been owned by the Company since 1982. The purchase price was approximately $750,000, which was the carrying value of the property on the books of the Company.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 41
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 13--LEGAL MATTERS

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

In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award. The Company believes the Court avoided authorities previously established by the Ninth Circuit Court in reaching its decision and has appealed. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

NOTE 14--BUSINESS SEGMENT INFORMATION

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES: The Company has two primary business segments: transportation systems and defense, and one segment, software development, which is reportable due to the significance of losses incurred in 1998 and 1999. The transportation systems segment designs, produces, installs and services electronic and mechanical revenue collection systems for mass transit projects, including railways and buses. The defense segment consists of four operating units that perform work under U.S. and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, avionics systems, transceivers and receivers. The software development segment has developed high-speed video and audio compression software for applications including electronic mail and surveillance. As discussed in Note 4, the Company has discontinued this business and does not expect significant revenues or expenses to be generated by it in the future.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS:
The Company evaluates performance and allocates resources based on total segment operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS:
The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop and manufacture distinct products with different customer bases.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 42
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 14--BUSINESS SEGMENT INFORMATION--Continued

Business segment financial data is presented below:

Year ended September 30,                                               1999              1998             1997
------------------------------------------------------------------ ------------- --- ------------- -- -------------
                                                                                    (in millions)
REVENUES:
  Transportation systems                                               $274.1            $192.3           $165.2
  Defense                                                               219.5             207.0            206.2
  Software development                                                    1.8                .7               .9
  Other                                                                  15.4              14.3             17.0
                                                                   -------------     -------------    -------------
Total segment revenues                                                  510.8             414.3            389.3
  Other                                                                   4.7               4.5              5.1
                                                                   =============     =============    =============
Total consolidated revenues                                            $515.5            $418.8           $394.4
                                                                   =============     =============    =============

OPERATING PROFIT (LOSS):
  Transportation systems                                               $ 17.9            $ (2.6)          $ 12.3
  Defense                                                                 9.7              10.6              7.9
  Software development                                                   (4.8)             (6.6)            (1.3)
  Other                                                                   1.2                .9              1.1
                                                                   -------------     -------------    -------------
Total segment operating profit                                           24.0               2.3             20.0

  Other                                                                   1.8               0.7              0.6
  Interest expense                                                       (4.3)             (2.0)            (1.8)
                                                                   =============     =============    =============
Income before income taxes                                             $ 21.5            $  1.0           $ 18.8
                                                                   =============     =============    =============

ASSETS:
  Transportation systems                                                $125.5            $133.9            $ 98.1
  Defense                                                                121.4             135.1             106.9
  Software development                                                      .2               1.0                .5
  Other                                                                    3.6               3.0               2.8
                                                                   --------------    -------------     -------------
Total segment assets                                                     250.7             273.0             208.3
  Other                                                                   79.3              21.0              74.0
                                                                   ==============    =============     =============
Total consolidated assets                                               $330.0            $294.0            $282.3
                                                                   ==============    =============     =============

DEPRECIATION AND AMORTIZATION:
  Transportation systems                                               $   4.5           $   5.3           $   3.3
  Defense                                                                  4.8               4.8               4.8
  Software development                                                     -                 -                 -
  Other                                                                    0.2               0.2               0.2
                                                                   --------------    -------------     -------------
Total segment depreciation and amortization                                9.5              10.3               8.3
  Other                                                                    0.7               0.8               0.7
                                                                   --------------    -------------     -------------
Total consolidated depreciation and amortization                         $10.2           $  11.1           $   9.0
                                                                   ==============    =============     =============

CUBIC CORPORATION - SEC FORM 10-K                                       Page 43
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 14--BUSINESS SEGMENT INFORMATION--Continued

Year ended September 30,                                               1999              1998              1997
------------------------------------------------------------------ -------------- -- ------------- --- -------------
                                                                                    (in millions)
EXPENDITURES FOR LONG-LIVED ASSETS:
  Transportation systems                                                $  5.0            $  5.0            $  2.9
  Defense                                                                  5.9               3.4               3.4
  Software development                                                       -                 -                 -
  Other                                                                    0.1               0.3               0.2
                                                                   --------------    -------------     -------------
Total segment expenditures                                                11.0               8.7               6.5
  Other                                                                    0.5               0.2               0.9
                                                                   ==============    =============     =============
Total consolidated expenditures for long-lived assets                   $ 11.5            $  8.9            $  7.4
                                                                   ==============    =============     =============

GEOGRAPHIC INFORMATION:
  Revenues (a):
     United States                                                      $259.3            $252.1           $294.7
     United Kingdom                                                      183.6              74.5             40.4
     Far East                                                             43.0              69.0             32.2
     Other foreign countries                                              29.6              23.2             27.1
                                                                   ==============    =============    ==============
  Total consolidated revenues                                           $515.5            $418.8           $394.4
                                                                   ==============    =============    ==============

(a) Revenues are attributed to countries or regions based on the location of customers.

  Long-lived assets:
     United States                                                      $ 59.8            $ 59.1           $ 62.7
     United Kingdom                                                       19.0              19.4             18.6
     Other foreign countries                                                .4                .6               .8
                                                                   ==============    =============    ==============
  Total consolidated long-lived assets                                  $ 79.2            $ 79.1           $ 82.1
                                                                   ==============    =============    ==============

Defense segment revenues include $168.6 million, $178.3 million and $183.0 million in 1999, 1998 and 1997, respectively, of sales to United States Government agencies. Transportation systems revenues include $104.5 million of sales to Transys in 1999. No other single customer accounts for 10% or more of the Company's revenue.

CUBIC CORPORATION - SEC FORM 10-K                                       Page 44
-------------------------------------------------------------------------------

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

NOTE 15--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1999 and 1998:

                                                                          Quarter Ended
                                              ----------------------------------------------------------------------
                                                DECEMBER 31         MARCH 31          JUNE 30        SEPTEMBER 30
                                                -----------         --------          -------        ------------
                                                              (in thousands, except per share data)
                FISCAL 1999
Net sales                                          $ 98,758         $ 139,644          $129,289        $ 143,068
Gross profit                                         21,680            27,403            24,989           32,543
Net income (loss)                                     2,665             3,230             3,741            4,372
Net income (loss) per share                             .30               .36               .42              .49


                FISCAL 1998
Net sales                                          $ 91,752          $ 89,825           $99,544        $ 133,015
Gross profit                                         22,947            12,930            22,755           30,366
Net income (loss)                                     2,642            (5,664)            1,782            2,129
Net income (loss) per share                             .30              (.64)              .20              .24