Form 10-Q
period 1999-12-31
CUBIC CORP /DE/
filed 2000-02-10
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     For the Quarter Ended December 31, 1999



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


                               9333 Balboa Avenue
                           San Diego, California 92123
                            Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/   No / /

As of January 26, 2000, Registrant had only one class of common stock of which there were 8,906,704 shares outstanding (after deducting 2,981,539 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
                  (amounts in thousands, except per share data)




                                                                                       Three Months Ended
                                                                                           December 31
                                                                                      1999                1998
                                                                               ---------------     --------------
Revenues:
   Sales                                                                          $ 115,398            $ 98,758
   Other income                                                                       1,504                 789
                                                                               ---------------     --------------
                                                                                    116,902              99,547
                                                                               ---------------     --------------
Costs and expenses:
   Cost of sales                                                                     88,212              74,636
   Selling, general and
     administrative expenses                                                         19,396              17,954
   Research and development                                                           1,328               1,586
   Goodwill amortization                                                                521                 527
   Interest                                                                             917                 779
                                                                               ---------------     --------------
                                                                                    110,374              95,482
                                                                               ---------------     --------------

Income before income taxes                                                            6,527               4,065

Income taxes                                                                          2,400               1,400
                                                                               ---------------     --------------

Net income                                                                        $   4,127            $  2,665
                                                                               ===============     ==============



Net income per share                                                              $     .46            $    .30
                                                                               ===============     ==============


Average shares of common stock outstanding                                            8,907               8,907
                                                                               ===============     ==============





SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                  December 31            September 30
                                                                                      1999                   1999
                                                                                  (Unaudited)          (See note below)
                                                                               -------------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 72,883                $ 61,540
   Marketable securities, available-for-sale                                             1,775                   1,802
   Accounts receivable                                                                 119,581                 133,252
   Inventories -- Note 3                                                                32,186                  36,400
   Deferred income taxes and other current assets                                       14,621                  16,540
                                                                               -------------------     -----------------
Total current assets                                                                   241,046                 249,534
                                                                               -------------------     -----------------

Property, plant and equipment - net                                                     42,181                  42,976
Goodwill, less amortization                                                             22,531                  23,273
Deferred income taxes and other assets                                                  12,363                  14,378
                                                                               -------------------     -----------------
                                                                                      $318,121                $330,161
                                                                               ===================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                              $  1,619                $  6,457
   Trade accounts payable                                                                9,026                  13,761
   Customer advances                                                                    24,348                  23,460
   Other current liabilities                                                            33,347                  37,976
   Income taxes payable                                                                  3,910                   4,671
   Current portion of long-term debt                                                     5,000                   5,000
                                                                               -------------------     -----------------
Total current liabilities                                                               77,250                  91,325
                                                                               -------------------     -----------------

Long-term debt                                                                          50,000                  50,000
Deferred income taxes and other liabilities                                              4,846                   5,871

Shareholders' equity:
   Common stock                                                                            234                     234
   Additional paid-in capital                                                           12,123                  12,123
   Retained earnings                                                                   210,474                 206,347
   Accumulated other comprehensive income (loss)                                          (744)                    317
   Treasury stock at cost                                                              (36,062)                (36,056)

                                                                               -------------------     -----------------
                                                                                       186,025                 182,965
                                                                               -------------------     -----------------
                                                                                      $318,121                $330,161
                                                                               ===================     =================


NOTE: THE BALANCE SHEET AT SEPTEMBER 30, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                        Three Months Ended
                                                                                           December 31
                                                                                     1999                 1998
                                                                              ----------------     ----------------
Operating Activities:
   Net income                                                                        $ 4,127              $ 2,665
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                   2,496                2,514
       Changes in operating assets and liabilities                                    10,888              (34,490)
                                                                              ----------------     ----------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                                          17,511              (29,311)
                                                                              ----------------     ----------------

Investing Activities:
   Net additions to property, plant and equipment                                     (1,326)              (2,586)
   Other items - net                                                                    (194)                (378)
                                                                              ----------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (1,520)              (2,964)
                                                                              ----------------     ----------------

Financing Activities:
   Change in short-term borrowings                                                    (4,747)              (9,081)
   Change in long-term borrowings                                                          -               50,000
   Purchases of treasury stock                                                            (6)                   -
                                                                              ----------------     ----------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                (4,753)              40,919
                                                                              ----------------     ----------------

Effect of exchange rates on cash                                                         105                  (33)
                                                                              ----------------     ----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             11,343                8,611

Cash and cash equivalents at the
   beginning of the period                                                            61,540                3,500
                                                                              ----------------     ----------------

CASH AND CASH EQUIVALENTS AT
   THE END OF THE PERIOD                                                             $72,883              $12,111
                                                                              ================     ================


SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):



                                                                      December 31            September 30
                                                                           1999                   1999
                                                                   -------------------    -------------------
           Finished products                                              $  1,356             $   1,515
           Work in process                                                  16,004                22,926
           Raw material and purchased parts                                 14,826                11,959
                                                                   -------------------    -------------------
                                                                          $ 32,186             $  36,400
                                                                   ===================    ===================

                                CUBIC CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)--continued

                                December 31, 1999

NOTE 4 -- COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):


                                                                               Three Months Ended
                                                                                   December 31
                                                                             1999                1998
                                                                       ---------------     --------------
Net income                                                                 $ 4,127              $ 2,665
Foreign currency translation adjustment                                     (1,034)              (1,161)
Unrealized holding loss on marketable securities                               (27)                   -
                                                                       ---------------     --------------
                                                                           $ 3,066              $ 1,504
                                                                       ===============     ==============


NOTE 5 -- BUSINESS SEGMENT INFORMATION

Business segment financial data is as follows (in millions):



                                                                              Three Months Ended
                                                                                  December 31
                                                                            1999                1998
                                                                      ---------------     --------------
REVENUES:
Transportation systems                                                      $ 52.0              $ 43.0
Defense                                                                       59.4                51.9
Software development                                                           -                   0.5
                                                                      ---------------     --------------
     Total for reportable segments                                           111.4                95.4
Other revenues                                                                 5.5                 4.1
                                                                      ---------------     --------------
                                                                            $116.9              $ 99.5
                                                                      ===============     ==============

OPERATING PROFIT (LOSS):
Transportation systems                                                      $  3.3              $  3.0
Defense                                                                        3.2                 2.6
Software development                                                             -                (0.9)
                                                                      ---------------     --------------
     Total for reportable segments                                             6.5                 4.7
Other profit                                                                   0.9                 0.2
Interest expense                                                              (0.9)               (0.8)
                                                                      ---------------     --------------
Income before income taxes                                                  $  6.5              $  4.1
                                                                      ===============     ==============


NOTE 6 -- REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                December 31, 1999

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 2000 were 17% higher than the first quarter of fiscal 1999, as the result of higher sales in both the defense and transportation segments and increased investment income, due to increased cash available for investment. The increase in sales came primarily from ground combat training systems in the defense segment and from the PRESTIGE contract in the transportation segment. The increase in cash available for investment was the result of nearly $50 million in positive cash flow from operating activities in fiscal 1999 and another $17.5 million provided by operating activities in the quarter ended December 31, 1999.

Operating profits in the defense segment increased as the result of the increase in sales volume and as the result of somewhat higher margins from the JSTARS product line, which continues to perform well. Operating profits in the transportation segment also increased due to the increased sales volume, however, the operating margins contributed by the PRESTIGE contract continue to be modest as the program is still in its early stages of completion. In addition, an improvement in operating profits resulted from the Company having discontinued the video email product line in the fourth quarter of fiscal 1999. The increase in other profits reflects the higher investment income, as described above.

For the three-month period, selling, general and administrative expenses increased modestly, in support of the higher sales volume, but decreased as a percentage of sales. The increased spending resulted primarily from selling costs in both the defense and transportation systems segments as proposal activity related to new business prospects increased.


LIQUIDITY AND CAPITAL RESOURCES

The $17.5 million in cash provided by operating activities resulted primarily from accelerated collections of accounts receivable in both the defense and transportation segments. This included the collection of a significant portion of the amounts related to contract claims in the transportation segment that had been outstanding for more than a year. The amounts remaining in accounts receivable subject to contract claims were not significant at December 31, 1999.

The Company's financial condition remains strong with working capital of $164 million and a current ratio of 3.1 to 1 at December 31, 1999. The Company expects that cash on hand will be adequate to meet its short-term working capital requirements for the foreseeable future. The backlog of orders at December 31, 1999 was $843 million compared to $907 million at September 30, 1999 and $966 million at December 31, 1998.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                December 31, 1999

YEAR 2000 ISSUE

The Company has completed its Year 2000 (Y2K) Project as scheduled and the possibility of significant interruptions of normal operations has been reduced. As of January 27, 2000, the Company's products, computing, and communications systems have operated without any significant problems and the Company believes that its systems have successfully made the Y2K transition. The Company is also not aware of any of its major customers or third-party suppliers having experienced significant Y2K related problems. However, there can be no assurance that the Company has discovered all possible failure points. Factors contributing to this uncertainty include possible failure to identify all systems, unprepared third parties whose systems and operations impact the Company, and other similar uncertainties. Contingency plans are complete and will be implemented if required.

Through December 31, 1999, the Company expensed approximately $1,000,000 of incremental Y2K remedial costs, consisting primarily of internal labor. The Company currently does not expect to incur any significant additional Y2K related costs, and any such costs will continue to be expensed as incurred.


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

                                                CUBIC CORPORATION


Date  FEBRUARY 8, 2000                          /S/ W. W. BOYLE
    -------------------                         -------------------------------
                                                W. W. Boyle
                                                Vice President Finance and CFO


Date  FEBRUARY 8, 2000                          /S/ T. A. BAZ
    -------------------                         --------------------------------
                                                T. A. Baz
                                                Vice President and Controller