Form 10-Q
period 2000-03-31
CUBIC CORP /DE/
filed 2000-05-15
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                      For the Quarter Ended March 31, 2000



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

                                 Yes |X| No |_|

As of May 1, 2000, Registrant had only one class of common stock of which there were 8,906,704 shares outstanding (after deducting 2,981,539 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)


                                                                   Six Months Ended                        Three Months Ended
                                                                       March 31,                                March 31,
                                                                 2000              1999                  2000               1999
                                                           ----------------  ----------------     -----------------   --------------
Revenues:
      Sales                                                       $260,331          $238,402              $144,933          $139,644
      Other income                                                   3,279             1,606                 1,775               817
                                                           ----------------  ----------------     -----------------   --------------
                                                                   263,610           240,008               146,708           140,461
Costs and expenses:
      Cost of sales                                                204,934           186,877               116,722           112,241
      Selling, general and
         administrative expenses                                    39,479            37,171                20,083            19,217
      Research and development                                       3,039             3,922                 1,711             2,336
      Goodwill amortization                                          1,040             1,048                   519               521
      Interest                                                       1,835             1,945                   918             1,166
                                                           ----------------  ----------------     -----------------   --------------
                                                                   250,327           230,963               139,953           135,481
                                                           ----------------  ----------------     -----------------   --------------

Income before income taxes                                          13,283             9,045                 6,755             4,980

Income taxes                                                         4,600             3,150                 2,200             1,750
                                                           ----------------  ----------------     -----------------   --------------

Net income                                                        $  8,683          $  5,895              $  4,555          $  3,230
                                                           ================  ================     =================   ==============





Net income per common share                                       $   0.97          $   0.66              $   0.51          $   0.36
                                                           ================  ================     =================   ==============

Dividends per common share                                        $   0.19          $   0.19              $   0.19          $   0.19
                                                           ================  ================     =================   ==============

Average shares of common
      stock outstanding                                              8,907             8,907                 8,907             8,907
                                                           ================  ================     =================   ==============



SEE ACCOMPANYING NOTES.

                                CUBIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)


                                                                          March 31                       September 30
                                                                            2000                             1999
                                                                        (Unaudited)                    (See note below)
                                                                       ---------------                  ---------------
ASSETS

Current assets:
      Cash and cash equivalents                                              $ 63,353                         $ 61,540
      Marketable securities, available-for-sale                                 1,776                            1,802
      Accounts receivable - Note 4                                            136,180                          133,252
      Inventories - Note 5                                                     30,161                           36,400
      Deferred income taxes and other current assets                           14,784                           16,540
                                                                       ---------------                  ---------------
           Total current assets                                               246,254                          249,534

Property, plant and equipment - net                                            41,613                           42,976
Goodwill, less amortization                                                    23,049                           23,273
Deferred income taxes and other assets                                         11,564                           14,378
                                                                       ---------------                  ---------------
                                                                             $322,480                         $330,161
                                                                       ===============                  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                                  $      -                         $  6,457
      Accounts payable                                                         11,281                           13,761
      Customer advances                                                        21,870                           23,460
      Salaries and wages, and amounts withheld from
      employees' compensation                                                  15,433                           17,757
      Other current liabilities                                                24,589                           20,219
      Income taxes payable                                                      1,813                            4,671
      Current portion of long-term debt                                         5,000                            5,000
                                                                       ---------------                  ---------------
           Total current liabilities                                           79,986                           91,325

Long-term debt                                                                 50,000                           50,000
Deferred income taxes and other liabilities                                     4,717                            5,871

Shareholders' equity:
      Common stock                                                                234                              234
      Additional paid-in capital                                               12,123                           12,123
      Retained earnings                                                       213,338                          206,347
      Accumulated other comprehensive income (loss)                            (1,856)                             317
      Treasury stock at cost                                                  (36,062)                         (36,056)
                                                                       ---------------                  ---------------
                                                                              187,777                          182,965
                                                                       ---------------                  ---------------
                                                                             $322,480                         $330,161
                                                                       ===============                  ===============



Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.

                                CUBIC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)


                                                                                          Six Months Ended
                                                                                              March 31
                                                                                     2000                 1999
                                                                                ---------------      ---------------
Operating Activities:
      Net income                                                                $        8,683       $        5,895
      Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                                 5,122                5,041
           Changes in operating assets and liabilities                                   2,127              (15,218)
                                                                                ---------------      ---------------
           NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                                                   15,932               (4,282)
                                                                                ---------------      ---------------

Investing Activities:
      Sales of marketable securities                                                         -                  343
      Acquisiton of business, net of cash acquired                                      (4,615)                   -
      Net additions to property, plant and equipment                                    (2,560)              (5,113)
      Other items - net                                                                   (226)                (427)
                                                                                ---------------      ---------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (7,401)              (5,197)
                                                                                ---------------      ---------------

Financing Activities:
      Change in short-term borrowings                                                   (6,325)             (24,930)
      Change in long-term borrowings                                                         -               50,000
      Purchases of treasury stock                                                           (6)                   -
      Dividends paid                                                                         -               (1,692)
                                                                                ---------------      ---------------
           NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                                   (6,331)              23,378
                                                                                ---------------      ---------------

Effect of exchange rates on cash                                                          (387)                (245)
                                                                                ---------------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,813               13,654

Cash and cash equivalents at the
      beginning of the period                                                           61,540                3,500
                                                                                ---------------      ---------------

CASH AND CASH EQUIVALENTS AT
      THE END OF THE PERIOD                                                     $       63,353       $      17,154
                                                                                ===============      ===============


SEE ACCOMPANYING NOTES.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000


         NOTE 1 - BASIS FOR PRESENTATION

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


         NOTE 3 - ACQUISITION

         On March 31, 2000, the Company acquired all of the outstanding shares of Applied Data Technology, Inc. and its affiliate, ADT Global Services, Inc., for approximately $4.6 million cash (net of cash acquired) in a transaction accounted for as a purchase. The acquired companies provide defense-related products and services including military simulation and air combat training, as well as operation and maintenance services, and will be integrated into the Company's defense segment.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- continued

                                 March 31, 2000


         NOTE 4 - ACCOUNTS RECEIVABLE

         During the quarter, the Company revised its estimate to complete the MILES 2000 program. While this program will not be completed for nearly two years, the Company's current estimates indicate that costs at completion will be higher than previously expected. In management's opinion, based on information currently available, the potential outcome could range from an unrecognized loss of $20 million, before applicable income tax benefit, to full recovery. The Company has not recorded any additional losses at this time, as management believes there is a reasonable basis for recovery of the additional costs.


         NOTE 5 - INVENTORIES

         Inventories consist of the following (in thousands):


                                                          March 31,            September 30,
                                                              2000                   1999
                                                      -------------------    -------------------
           Finished products                                 $  1,472             $   1,515
           Work in process                                     16,347                22,926
           Raw material and purchased parts                    12,342                11,959
                                                      -------------------    -------------------
                                                             $ 30,161             $  36,400
                                                      ===================    ===================


         NOTE 6 - COMPREHENSIVE INCOME
         Comprehensive income is as follows (in thousands):


                                                                     Six Months Ended            Three Months Ended
                                                                         March 31,                    March 31,
                                                                    2000           1999           2000          1999
                                                                ------------   ------------  -------------  ------------
          Net income                                            $    8,683     $   5,895     $   4,555      $   3,230
          Foreign currency translation adjustment                   (2,147)       (2,518)       (1,113)        (1,357)
          Unrealized holding gain (loss)
                   on marketable securities                            (26)            -             1              -
                                                                ------------   ------------  -------------  ------------
                                                                $    6,510     $   3,377     $   3,443      $   1,873
                                                                ============   ============  =============  ============


                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- continued
                                 March 31, 2000


         NOTE 7 - BUSINESS SEGMENT INFORMATION
         Business segment financial data is as follows (in millions):


                                                                     Six Months Ended            Three Months Ended
                                                                        March 31,                     March 31,
                                                                   2000           1999           2000          1999
                                                                ------------   ------------  -------------  ------------
          Revenues:
          Transportation systems                                     $124.7         $128.0         $ 72.7        $ 85.0
          Defense                                                     127.3          101.3           67.9          49.4
          Software development                                            -            1.8              -           1.3
                                                                ------------   ------------  -------------  ------------
          Total for reportable segments                               252.0          231.1          140.6         135.7
          Other revenues                                               11.6            8.9            6.1           4.8
                                                                ------------   ------------  -------------  ------------
                                                                     $263.6         $240.0         $146.7        $140.5
                                                                ============   ============  =============  ============

          Operating profit:
          Transportation systems                                     $ 9.2          $  9.5         $  5.9        $  6.5
          Defense                                                      5.2             3.2            2.0           0.6
          Software development                                           -            (1.7)             -          (0.8)
                                                                ------------   ------------  -------------  ------------
          Total for reportable segments                                14.4           11.0            7.9           6.3
          Other profit                                                  0.7           (0.1)          (0.2)         (0.3)
          Interest expense                                             (1.8)          (1.9)          (0.9)         (1.0)
                                                                ------------   ------------  -------------  ------------
          Income before income taxes                                 $13.3          $  9.0         $ 6.8         $  5.0
                                                                ============   ============  =============  ============


         NOTE 8 - REVIEW BY INDEPENDENT ACCOUNTANTS
         A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 2000

RESULTS OF OPERATIONS

Total revenues for the first half of fiscal 2000 were up nearly 10% compared to 1999, while second quarter revenues increased approximately 4% from the second quarter of the previous year. The revenue increase came almost entirely from the defense segment, primarily as the result of combat training systems contracts awarded to the Company in recent quarters. Transportation systems sales were somewhat lower than in the prior year as certain automatic fare collection systems contracts in the United Kingdom neared completion. Other revenues increased from the prior year for the first six months, primarily due to increased investment income resulting from higher available cash balances. Positive cash flows in fiscal 1999 and the first quarter of fiscal 2000 provided the additional cash balances.

During the quarter, the Company revised its estimate to complete MILES 2000, a program in the defense segment. While this program will not be completed for nearly two years, the Company's current estimates indicate that costs at completion will be higher than previously expected. The customer has been advised of this increase in estimated costs and, as the product already delivered is performing well in the field, is working with the Company to mitigate its financial impact. In management's opinion, based on information currently available, the potential outcome could range from an unrecognized loss of $20 million, before applicable income tax benefit, to full recovery. The Company has not recorded any additional losses at this time, as management believes there is a reasonable basis for recovery of the additional costs.

Operating profits in the transportation segment were comparable to the previous year on somewhat lower sales volume. Operating margins from the PRESTIGE contract in London have increased modestly as progress continues on the equipment supply phase of the contract. Mature programs such as the New York City Transit Authority contract continue to provide a solid base of revenues and operating profits.

The discontinuance of the video email segment, in the fourth quarter of fiscal 1999, accounts for the second quarter and year-to-date segment operating losses, incurred in FY 1999, not being repeated this year.

Selling, general and administrative expenses for the three months ended March 31, 2000 were equivalent to the previous quarter and increased modestly from the comparable periods in the prior year. The increased spending resulted primarily from selling costs in both the defense and transportation systems segments as proposal activity related to new business prospects increased.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                 March 31, 2000


LIQUIDITY AND CAPITAL RESOURCES

The $15.9 million in cash provided by operating activities resulted primarily from accelerated collections of accounts receivable in both the defense and transportation segments. This included the collection of a significant portion of the amounts related to contract claims in the transportation segment that had been outstanding for more than a year.

The Company's financial condition remains strong with working capital of $166 million and a current ratio of 3.1 to 1 at March 31, 2000. The Company expects that cash on hand will be adequate to meet its short-term working capital requirements for the foreseeable future. The backlog of orders at March 31, 2000 was $837 million compared to $843 million at December 31, 1999 and $970 million at March 31, 1999. The decrease in backlog compared to the previous year is primarily attributable to ongoing completion of work on the PRESTIGE contract in the United Kingdom.

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

                                          CUBIC CORPORATION


Date  May 10, 2000                          /s/ W. W. Boyle
    ---------------                        ----------------------------------
                                           W. W. Boyle
                                           Vice President and CFO


Date  May 10, 2000                          /s/ T. A. Baz
    ---------------                        ----------------------------------
                                           T. A. Baz
                                           Vice President and Controller