Form 10-Q
period 2000-06-30
CUBIC CORP /DE/
filed 2000-08-14
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                       For the Quarter Ended June 30, 2000


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

                                 Yes /X/ No /_/

     As of August 4, 2000, Registrant had only one class of common stock of which there were 8,906,689 shares outstanding (after deducting 2,981,554 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)


                                                            Nine Months Ended                     Three Months Ended
                                                                June 30,                               June 30,
                                                         2000              1999                 2000              1999
                                                    ----------------  ----------------     ---------------   ----------------
Revenues:
      Sales                                               $ 393,395         $ 367,691           $ 133,064          $ 129,289
      Other income                                            5,866             3,649               2,587              2,043
                                                          ---------         ---------           ---------          ---------
                                                            399,261           371,340             135,651            131,332
Costs and expenses:
      Cost of sales                                         310,655           293,963             105,721            107,086
      Selling, general and
         administrative expenses                             59,169            52,342              19,690             15,171
      Goodwill amortization                                   1,674             1,590                 634                542
      Research and development                                4,517             5,639               1,478              1,717
      Interest                                                2,749             3,170                 914              1,225
                                                          ---------         ---------           ---------          ---------
                                                            378,764           356,704             128,437            125,741
                                                          ---------         ---------           ---------          ---------
Income before income taxes                                   20,497            14,636               7,214              5,591

Income taxes                                                  7,100             5,000               2,500              1,850
                                                          ---------         ---------           ---------          ---------

Net income                                                $  13,397          $  9,636            $  4,714           $  3,741
                                                          =========          ========            ========           ========

Net income per common share                               $    1.50          $   1.08            $   0.53           $   0.42
                                                          =========          ========            ========           ========

Dividends per common share                                $    0.19          $   0.19            $      -           $      -
                                                          =========          ========            ========           ========

Average number of common
      shares outstanding                                      8,907             8,907               8,907              8,907
                                                          =========          ========            ========           ========


SEE ACCOMPANYING NOTES.

                                CUBIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)


                                                                          June 30,                      September 30,
                                                                            2000                            1999
                                                                        (Unaudited)                    (See note below)
                                                                       ---------------                  ---------------
ASSETS

Current assets:
      Cash and cash equivalents                                            $ 56,848                         $ 61,540
      Marketable securities, available-for-sale                               3,212                            1,802
      Accounts receivable                                                   147,454                          133,252
      Inventories - Note 3                                                   32,185                           36,400
      Deferred income taxes and other current assets                         14,008                           16,540
                                                                           --------                        ---------
           Total current assets                                             253,707                          249,534

Property, plant and equipment - net                                          40,004                           42,976
Goodwill, less amortization                                                  21,957                           23,273
Miscellaneous other assets                                                   10,916                           14,378
                                                                           --------                        ---------
                                                                           $326,584                        $ 330,161
                                                                           ========                        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                                $      -                        $   6,457
      Accounts payable                                                        8,647                           13,761
      Customer advances                                                      24,936                           23,460
      Salaries and wages, and amounts withheld from
      employees' compensation                                                19,325                           17,757
      Other current liabilities                                              23,444                           20,219
      Income taxes payable                                                    3,475                            4,671
      Current portion of long-term debt                                           -                            5,000
                                                                           --------                        ---------
           Total current liabilities                                         79,827                           91,325

Long-term debt                                                               50,000                           50,000
Deferred compensation and other                                               5,140                            5,871

Shareholders' equity:
      Common stock                                                              234                              234
      Additional paid-in capital                                             12,123                           12,123
      Retained earnings                                                     218,052                          206,347
      Accumulated other comprehensive income (loss)                         (2,729)                              317
      Treasury stock at cost                                               (36,063)                         (36,056)
                                                                           --------                        ---------
                                                                            191,617                          182,965
                                                                           --------                        ---------
                                                                           $326,584                        $ 330,161
                                                                           ========                        =========


Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.
SEE ACCOMPANYING NOTES.

                                CUBIC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (thousands of dollars)


                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                  2000                1999
                                                                             ---------------     ---------------
Operating Activities:
      Net income                                                               $   13,397         $    9,636
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                            7,936              7,481
           Changes in operating assets and liabilities                             (4,928)            (7,179)
                                                                               ----------         ----------
           NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                                              16,405              9,938
                                                                               ----------         ----------

Investing Activities:
      Sales of marketable securities                                                    -                343
      Acquisition of business, net of cash acquired                                (4,798)
      Net additions to property, plant and equipment                               (3,461)            (7,173)
      Other items - net                                                                 -              1,104
                                                                               ----------         ----------
           NET CASH USED IN
                 INVESTING ACTIVITIES                                              (8,259)            (5,726)
                                                                               ----------         ----------

Financing Activities:
      Change in short-term borrowings                                              (6,220)           (18,706)
      Change in long-term borrowings                                               (5,000)            45,000
      Purchases of treasury stock                                                      (7)                 -
      Dividends paid to shareholders                                               (1,692)            (1,692)
                                                                               ----------         ----------
           NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                                             (12,919)            24,602
                                                                               ----------         ----------

Effect of exchange rates on cash                                                       81                195
                                                                               ----------         ----------

           NET INCREASE (DECREASE) IN
                 CASH AND CASH EQUIVALENTS                                         (4,692)            29,009

Cash and cash equivalents at the
      beginning of the period                                                      61,540              3,500
                                                                               ----------         ----------

           CASH AND CASH EQUIVALENTS AT
                 THE END OF THE PERIOD                                         $   56,848         $   32,509
                                                                               ==========         ==========


SEE ACCOMPANYING NOTES.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2000


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

         NOTE 3 - ACCOUNTS RECEIVABLE

         During the second quarter, the Company revised its estimate to complete the MILES 2000 program. While this program will not be completed for nearly two years, the Company's current estimates indicate that costs at completion will be higher than previously expected. In management's opinion, based on information currently available, the potential outcome could range from an unrecognized loss of $25 million, before applicable income tax benefit, to full recovery. The Company has not recorded any additional losses at this time, as management believes there is a reasonable basis for recovery of the additional costs.

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- continued

                                  June 30, 2000


         NOTE 4 - INVENTORIES

        Inventories consist of the following (in thousands):


                                                          June 30,    September 30,
                                                            2000          1999
                                                          ---------   -------------
           Finished products                                $ 1,387      $ 1,515
           Work in process                                   19,574       22,926
           Raw material and purchased parts                  11,224       11,959
                                                            -------      -------
                                                            $32,185      $36,400
                                                            =======      =======


         NOTE 5 - COMPREHENSIVE INCOME
         Comprehensive income is as follows (in thousands):


                                                                    Nine Months Ended            Three Months Ended
                                                                         June 30,                     June 30,
                                                                   2000           1999           2000          1999
                                                                ------------   ------------  -------------  ------------
          Net income                                              $13,397       $ 9,636           $ 4,714      $ 3,741

          Foreign currency translation adjustment                  (2,896)       (2,490)             (749)      (1,332)
          Unrealized holding gain on marketable
              securities, net of applicable income taxes              294             -               320            -
                                                                ------------   ------------  -------------  ------------
                                                                  $10,795       $ 7,146           $ 4,285      $ 2,409
                                                                ============   ============  =============  ============

                                CUBIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- continued
                                  June 30, 2000


         NOTE 6 - BUSINESS SEGMENT INFORMATION
         Business segment financial data is as follows (in millions):


                                                                    Nine Months Ended            Three Months Ended
                                                                         June 30,                     June 30,
                                                                   2000          1999          2000          1999
                                                                ---------     ----------    -----------    ----------
          Revenues:
          Transportation systems                                  $181.3         $197.0        $ 56.6         $ 69.0
          Defense                                                  199.9          157.5          72.6           56.3
          Software development                                       -              2.1           -              0.2
                                                                ---------     ----------    -----------    ----------
          Total for reportable segments                            381.2          356.6         129.2          125.5
          Other revenues                                            12.2           11.1           3.9            3.8
                                                                ---------     ----------    -----------    ----------
                                                                  $393.4         $367.7        $133.1         $129.3
                                                                =========     ==========    ===========    ==========

          Operating profit:
          Transportation systems                                  $ 13.3         $ 13.7        $  4.0         $  4.1
          Defense                                                    7.2            5.4           2.0            2.2
          Software development                                       -             (3.2)          -             (1.5)
                                                                ---------     ----------    -----------    ----------
          Total for reportable segments                             20.5           15.9           6.0            4.8
          Other profit                                               2.7            1.9           2.1            2.0
          Interest expense                                          (2.7)          (3.2)         (0.9)          (1.2)
                                                                ---------     ----------    -----------    ----------
          Income before income taxes                              $ 20.5         $ 14.6        $  7.2         $  5.6
                                                                =========     ==========    ===========    ==========


         NOTE 7 - SUBSEQUENT EVENT - ACQUISITION

         On July 31, 2000 the Company acquired all the outstanding common shares of Oscmar International, Ltd. ("OSCMAR"), a New Zealand company, for approximately $10 million cash. Goodwill resulting from the acquisition of Oscmar will total approximately $3 million. Oscmar provides tactical engagement simulation systems for use in military training for customers throughout the world. Oscmar will be included in the Company's defense segment.

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

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 2000

RESULTS OF OPERATIONS

Total revenues for the first three quarters of fiscal 2000 were up 7% compared to 1999, while third quarter revenues increased approximately 3% from the third quarter of the previous year. The revenue increase came almost entirely from the defense segment, as the result of combat training systems contracts awarded to the Company in recent quarters and to increased revenues from its defense related service businesses. Transportation systems sales were somewhat lower than in the prior year as certain automatic fare collection systems contracts in the United Kingdom neared completion. While revenues from the PRESTIGE contract in London also declined somewhat, this decline is consistent with the planned level of activity on the contract. Other revenues increased from the prior year for the first nine months, primarily due to increased investment income resulting from higher available cash balances.

During the second quarter, the Company revised its estimate to complete MILES 2000, a program in the defense segment. While this program will not be completed for nearly two years, the Company's current estimates indicate that costs at completion will be higher than previously expected. The customer has been advised of this increase in estimated costs and, as the product already delivered is performing well in the field, is working with the Company to mitigate its financial impact. In management's opinion, based on information currently available, the potential outcome could range from an unrecognized loss of $25 million, before applicable income tax benefit, to full recovery. The Company has not recorded any additional losses at this time, as management believes there is a reasonable basis for recovery of the additional costs.

Operating profits in the transportation segment were comparable to the previous year on somewhat lower sales volume. Operating margins from the PRESTIGE contract increased modestly as progress continued on the equipment supply phase of the contract. Mature programs such as the New York City Transit Authority contract continued to provide a solid base of revenues and operating profits.

The discontinuance of the video email segment, in the fourth quarter of fiscal 1999, accounted for the third quarter and year-to-date segment operating losses, incurred in fiscal 1999, not being repeated this year.

Selling, general and administrative expenses for the three and nine months ended June 30, 2000 increased from the comparable periods in the prior year. The increased spending resulted primarily from selling costs in both the defense and transportation systems segments as proposal and selling activities related to new business prospects increased.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - continued

                                  June 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

The $16 million in cash provided by operating activities for the nine-month period reflected the profitability of the Company during the period, with only a moderate increase in operating assets and liabilities. Investing activities included nearly $5 million used for the acquisition made at the end of the second quarter, while capital spending was somewhat less than in the previous year. Financing activities included the repayment of short-term borrowings in the United Kingdom, in addition to a scheduled payment on long-term borrowings.

The Company's financial condition remains strong with working capital of $171 million and a current ratio of 3.1 to 1 at June 30, 2000. The Company expects that cash on hand will be adequate to meet its short-term working capital requirements for the foreseeable future. The backlog of orders at June 30, 2000 was $785 million compared to $907 million at September 30, 1999 and $951 million at June 30, 1999. The decrease in backlog compared to the previous year is primarily attributable to ongoing completion of work on the PRESTIGE contract.

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

                                                 CUBIC CORPORATION


Date  August 10, 2000                             /s/ W. W. BOYLE
    ------------------                           -----------------
                                                 W. W. Boyle
                                                 Vice President and CFO


Date August 10, 2000                              /s/ T. A. BAZ
    ----------------                             ----------------
                                                 T. A. Baz
                                                 Vice President and Controller