Form 10-K405
period 2000-09-30
CUBIC CORP /DE/
filed 2000-12-26
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 2000

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

The aggregate market value of voting stock held by non-affiliates of the registrant is: $186,268,000 as of November 22, 2000, based on the closing stock price on that date.


Number of shares of common stock outstanding as of November 22, 2000: 8,906,689 (after deducting 2,981,554 shares held as treasury stock).


Parts I and III incorporate information by reference from the Registrant's definitive proxy statement which will be filed no later than 120 days after the close of the Registrant's year-end, and no later than 30 days prior to the Annual Shareholders' Meeting.

Cubic Corporation - SEC Form 10-K                                        Page 2
--------------------------------------------------------------------------------


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

         Automated revenue collection systems, including contactless smart cards, passenger gates, central computer systems and ticket vending machines for mass transit networks, including rail systems and buses.

The Company also performs a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance services related to products previously produced and products produced by others. The Company also manufactures replacement parts for its own such products. In addition, it operates a corrugated paper converting facility through its subsidiary, Consolidated Converting Company.

Fiscal 2000 represented the Company's third consecutive year of growth in sales, setting a new record high for the Company. This growth came primarily from contracts for combat training systems which have been awarded to the Company in the past few years. The Company was also able to complete two small but strategic acquisitions during the year to augment its defense related business.

Progress continued on the PRESTIGE contract to privatize the fare collection system in London, which is the largest contract the Company has been awarded to date. Work continued on other automated revenue collection system contracts in the United States and the Far East as well.

During fiscal year 2000, approximately 37 % of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 63% of the business is classified as commercial.

The Company's products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

         (b)      FINANCIAL INFORMATION RELATING TO INDUSTRY
                  SEGMENTS AND CLASSES OF PRODUCTS OR SERVICES.

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note 14 to the Consolidated Financial Statements for the year ended September 30, 2000, and follows at Item 14(a)(1) of this filing, on pages 39 through 41.

Cubic Corporation - SEC Form 10-K                                        Page 3
--------------------------------------------------------------------------------


         (c)      NARRATIVE DESCRIPTION OF BUSINESSES.


DEFENSE

The defense segment's products include customized military range instrumentation, training and applications systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, transceivers and avionics systems. Services provided by the segment include computer simulation training, distributed interactive simulation, development of military training doctrine and field operations and maintenance.

Cubic Defense Systems, Inc. (CDS) is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire," plus instrumentation to record the force-on-force engagement. When the missions are completed, computer data is replayed on display screens for review by the instructors and personnel involved. Air combat training systems are used by the U. S. Navy, Marine Corps, Air Force and Air National Guard. A new generation of air ranges based on the GPS (Global Positioning System) has also been developed for the Air Force. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) are for use by the U. S. Army. CDS is also building two ground combat training centers for the British Ministry of Defence.

In addition, CDS produces the air/ground data link for the Joint STARS (Surveillance Target Attack Radar System) system being built for the Air Force and Army by Northrop Grumman. This subsidiary also builds avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, for the
U. S. military, aircraft prime contractors and foreign governments.

CDS is also producing the Multiple Integrated Laser Engagement System (MILES
2000) for the U.S. Army and Marine Corps, as well as allied forces. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems to register hits or kills without endangering the target, in realistic force-on-force combat training exercises.

Cubic Applications, Inc. (CAI) is a tactical knowledge-based service company that teaches military commanders to make correct decisions in battle situations by using computer simulation for training. CAI personnel serve with their clients in their actual environment, supporting field exercises and leader development through state-of-the-art educational and multimedia technologies. CAI is active at more than 50 locations worldwide.

Cubic Communications, Inc. designs and produces HF and VHF/UHF surveillance receivers and direction finders for the U. S. and foreign military markets and transceivers for use in air traffic control. The company has also become a leader in DSP-based transceiver development.

Cubic Worldwide Technical Services, Inc. (CWTS) performs product and logistics support for Cubic products and also has significant business providing operations, maintenance and other technical services for primarily military customers.

New Zealand-based Oscmar International, Ltd. was acquired by Cubic in July, 2000. The company provides tactical engagement simulation equipment, similar to CDS' MILES 2000, to governments worldwide. Oscmar and CDS often collaborate to address specific customer requirements for training equipment.

Cubic Corporation - SEC Form 10-K                                        Page 4
--------------------------------------------------------------------------------


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

BACKLOG:

Defense segment sales backlog at September 30, 2000 was $265 million compared to $232 million at September 30, 1999. Backlog does not include unexercised or unfunded options on certain defense contracts. Approximately $118 million of the September 30, 2000 backlog is not expected to be completed by September 30, 2001.

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

Cubic Corporation - SEC Form 10-K                                        Page 5
--------------------------------------------------------------------------------


BACKLOG:

Transportation systems segment sales backlog at September 30, 2000 was $537 million, compared to $675 million at September 30, 1999. Unexercised options on certain contracts, including the last five years of the PRESTIGE contract, are not included in the backlog amounts. Approximately $350 million of the September 30, 2000 backlog is not expected to be completed by September 30, 2001.

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

BACKLOG:

Consolidated Converting Company had little sales backlog at September 30, 2000 and 1999. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

COMPETITION:

This business competes with concerns of varying size, including some very large companies. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since the market for this subsidiary's products is subject to rapidly changing competitive conditions.

Cubic Corporation - SEC Form 10-K                                        Page 6
--------------------------------------------------------------------------------


GENERAL

The Company pursues a policy of seeking patent protection for its products, where deemed advisable, but it does not regard itself as materially dependent on its patents for the maintenance of its competitive position.

The Company does not engage in any significant business that is seasonal in nature.

The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $67 million, $51 million and $64 million in 1999, 1998 and 1997, respectively. The cost of Company sponsored research and development activities was $7.0 million, $7.7 million and $10.8 million in 2000, 1999, and 1998, respectively.

The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

There were approximately 3,800 persons employed by the Company and its subsidiaries at September 30, 2000.

Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.


         (d)      FINANCIAL INFORMATION ABOUT FOREIGN
                  AND DOMESTIC OPERATIONS AND EXPORT SALES

Information regarding foreign and domestic operations and export sales is set forth in Note 14 to the Consolidated Financial Statements for the year ended September 30, 2000, and follows at Item 14(a)(1) of this filing, on page 41.

Cubic Corporation - SEC Form 10-K                                        Page 7
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES.

The Company conducts its operations in approximately 1.2 million square feet in both owned and leased properties located in the United States and foreign countries. Approximately 50% of the square footage is owned by the Company, including 425,000 square feet located in the City of San Diego. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:


       LOCATION OF PROPERTY                        OWNED OR LEASED
--------------------------------------------------------------------------------
CORPORATE HEADQUARTERS:
San Diego, CA                                          Owned

DEFENSE:
Alexandria, VA                                         Leased
Arlington, VA                                          Leased
Auckland, New Zealand                                  Leased
Hampton, VA                                            Leased
Lacey, WA                                              Leased
Leavenworth, KS                                        Leased
Orlando, FL                                            Leased
San Diego, CA                                          Owned
Tijuana, Mexico                                        Leased

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

Cubic Corporation - SEC Form 10-K                                        Page 9
--------------------------------------------------------------------------------


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

MARKET AND DIVIDEND INFORMATION


                                  Sales Price of Common Shares                Dividends per Share
                                  ----------------------------                -------------------
                                    2000                  1999                  2000        1999
                                    ----                  ----                  ----        ----
QUARTER ENDED:                  High       Low       High       Low
  December 31                  $23.04    $18.31     $22.38     $16.50
  March 31                      26.91     20.15      23.13      15.75           $.19         $.19
  June 30                       25.03     17.16      26.00      15.75
  September 30                  26.00     18.59      25.88      22.50           $.19         $.19


On November 22, 2000, the closing price of the Company's common stock on the American Stock Exchange was $35.06.

There were approximately 1,500 shareholders of record of the Company's common stock as of November 22, 2000.

Cubic Corporation - SEC Form 10-K                                        Page 10
--------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(Amounts in thousands, except per share data)


                                                                                Years Ended September 30,
                                                           2000            1999           1998           1997            1996
                                                    ----------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Sales                                                    $531,516        $510,759       $414,136       $388,154         $407,621
Cost of sales                                             451,913         404,144        325,138        296,991          316,293
Selling, general and administrative expenses               74,016          75,725         77,721         66,349           68,066
Interest expense                                            3,729           4,313          1,962          1,837            3,081
Income taxes                                                 (433)          7,482            154          6,598            6,568
Net income                                                    674          14,008            889         12,193           11,063

Average number of shares outstanding                        8,907           8,907          8,917          8,975            8,981

PER SHARE DATA:
Net income                                               $   0.08        $   1.57       $   0.10         $ 1.36         $   1.23
Cash dividends                                               0.38            0.38           0.38           0.38             0.37

YEAR-END DATA:
Shareholders' equity                                     $176,023        $182,965       $173,552       $175,320         $167,667
Equity per share                                            19.76           20.54          19.48          19.60            18.67
Total assets                                              322,350         330,161        293,991        282,282          266,638
Long-term debt                                             50,000          50,000          5,000         10,000           15,000


This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Cubic Corporation - SEC Form 10-K                                        Page 11
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 2000 COMPARED TO FISCAL 1999

Fiscal 2000 represented the Company's third consecutive year of growth in sales, setting a new record high for the Company. Defense segment sales increased by nearly 23%, while sales in the transportation segment decreased by 11%. The increase in defense sales came primarily from combat training range contracts won in recent years, and also reflected continued growth in the computerized battlefield simulation business. The decrease in transportation systems sales came primarily from European operations. Fiscal 1999 had seen a peak of activity as the PRESTIGE project got underway, with a significant amount of bus and underground gating equipment installed. In addition, there had been growth in sales of gating systems, in fiscal 1999, to train operating companies that service the London area. Although revenues from these activities continued strong in 2000, they decreased from the 1999 level.

Net income decreased from $14 million in 1999 to less than $1 million in 2000 due to a loss provision made in the fourth quarter on the MILES contract with the U.S. government. Although the Company expects to recover some or all of this amount from its customer, an after tax charge of $18 million was recorded on this contract. We had reported in quarterly reports for the previous two quarters that increases in estimated costs at completion had been identified and that recovery was being pursued. In the fourth quarter, the Company became aware of a decision by the United States Court of Claims involving an unrelated company, under similar circumstances, which caused the Company to revise its strategy for this recovery. Management continues to believe, based on advice from its legal counsel, that it will recover some or all of the additional costs. However, due to this change in strategy, which will require considerable time for documentation, it is management's assessment that the information currently available does not meet the criteria set forth in AICPA Statement of Position 81-1 to record estimated recoverable amounts as a receivable. Any amounts recoverable in the future to offset these costs will be recognized as revenue either upon realization of such amounts or satisfaction of the criteria of SOP 81-1, whichever comes earlier.

The charge for the MILES contract described above resulted in an operating loss of $23.6 million in the defense segment for the year. Lower sales volume from the profitable JSTARS product line also contributed to lower profit margins in the Cubic Defense Systems subsidiary. The lower JSTARS sales were more than offset by higher sales from combat training range systems, however, at lower profit margins. The rest of the defense segment generated modestly increased operating profits for the year.

Operating profits in the transportation systems segment increased by 20% over the 1999 level. Profits from customer service activities and contracts in the Far East increased, while mature installations such as New York and Washington D.C. continued to provide a solid base of revenues and operating profits. Operating profits from the Company's European operations also increased modestly.

The discontinuance of the video E-mail segment in the fourth quarter of fiscal 1999 accounted for the segment operating losses in fiscal 1999 not being repeated this year.

Cost of sales as a percentage of sales increased from 79% in 1999 to 85% in 2000. This increase is attributable to the loss provision recorded on the MILES contract, as described above. Interest expense decreased due to a reduction of short-term borrowings and a scheduled payment made against long-term borrowings. At the same time, interest and dividend income increased, due to higher levels of cash and cash equivalents available for investment in 2000.

Cubic Corporation - SEC Form 10-K                                        Page 12
--------------------------------------------------------------------------------


Selling, general and administrative (SG&A) expenses in 2000 decreased modestly from 1999 as a result of the elimination of certain SG&A expenses related to promotion of the compressed video product, which was discontinued. Selling costs in the transportation systems segment were modestly higher, as proposal and selling activities related to new business prospects increased over the prior year. Defense segment SG&A expenses also increased modestly due primarily to higher legal fees resulting from the MILES contract situation. SG&A expenses as a percentage of sales for 2000 dropped to 13.9% compared to 14.8% in 1999.

Net operating loss (NOL) carryforwards, which arose in the United Kingdom, were reduced from approximately $12.8 million at September 30, 1999 to $11.8 million at September 30, 2000, while the associated deferred tax asset decreased from $4.0 million to $3.5 million at those same dates. Other than the amount offset by a valuation allowance, the Company expects to continue to generate taxable income in the future, sufficient to realize the benefit of the remaining NOL carryforwards.

FISCAL 1999 COMPARED TO FISCAL 1998

Sales in fiscal 1999 increased by 23% over the 1998 level. The PRESTIGE contract to privatize the London Transport fare collection system, awarded in the fourth quarter of 1998, accounted for sales of more than $100 million, resulting in a sales increase of 42% in the transportation systems segment. The defense segment also recorded a modest increase in sales of 6% from fiscal 1998.

Operating profits in the defense segment were 10% lower than in 1998 due primarily to cost growth encountered in the MILES 2000 production program. The J-STARS Data Link product line continued to generate significant operating profits. Together with other Tactical Electronic Products, such as Personnel Locator Systems, this product line accounted for approximately 24% of the defense segment sales in 1999 and, after covering losses from MILES, contributed 65% of defense segment profits. The balance of this segment's operating profits were contributed by the computerized battlefield simulations group which supports the training of military leaders for the execution of their operational missions.

A turnaround was effected in the transportation segment as all but one of the Asian contracts related to the acquisition of Thorn Transit Systems International were substantially completed and the maintenance business acquired continued to perform profitably. Together with other customer service in this segment, the maintenance and repair business accounted for over 60% of this segment's profits in 1999. The PRESTIGE program, mentioned above, contributed modestly to operating profits as the program was in its early stages of completion. The balance of profits in this segment was generated by rail revenue collection projects in the U.S., U.K. and China.

In August 1999, the Company merged its Cubic VideoComm subsidiary into a new entity, established by subsidiary management and outside investors. The new company continued development of the digital live surveillance product line. Losses of $4.8 million in fiscal 1999 resulted primarily from severely competitive conditions in the retail market for the video E-mail product. This product was discontinued and the Company anticipates no further expenses related to this venture. The Company has taken a preferred minority equity position in the new company and will receive royalty payments if the new company is successful with the digital surveillance product.

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

Cubic Corporation - SEC Form 10-K                                        Page 13
--------------------------------------------------------------------------------


FINANCIAL POSITION AND LIQUIDITY

In fiscal 2000, the Company continued to experience positive cash flows from operations, with over $40 million generated by the transportation systems segment. In addition to the profits it realized, the transportation segment was also able to reduce both accounts receivable and inventories. The defense segment encountered modestly negative cash flows due to the cost growth on the MILES contract, described above. However, the negative cash flows from this contract were largely offset by reductions in inventories and in accounts receivable related to other contracts.

Investing activities for the year reflect the acquisitions of Applied Data Technology and Oscmar, made by the defense segment, along with normal capital expenditures. Due to positive cash flows generated by the United Kingdom operations of the transportation segment, financing activities reflect the repayment of short-term borrowings in that country. The Company also made a scheduled payment on its long-term debt and paid dividends to its shareholders.

The Company's net deferred tax asset increased from $9.9 million at September 30, 1999 to $19.4 million at September 30, 2000. This increase was primarily the result of differences in tax and financial accounting for the loss recorded on the MILES contract. It is expected that the Company will generate sufficient taxable income in the future such that this net deferred tax asset will be realized.

The Company experienced a decrease in shareholders' equity of $4.8 million in 2000 due to the strength of the U.S. Dollar in relation to the British Pound, Danish Kroner and the New Zealand Dollar. This amount is reflected in Accumulated Other Comprehensive Income on the Balance Sheet. The Company had approximately $30 million in net assets denominated in these foreign currencies as of September 30, 2000. The Company considers these amounts to be indefinitely invested in the respective foreign countries and expects that the currencies will recover their value in the future, reversing the decreases experienced in 2000, although there is no assurance when, or if, that will occur.

At September 30, 2000 the Company had working capital of $158 million and a current ratio of 2.7 to 1. The company expects that cash on hand and its unused debt capacity will be adequate to meet its short and long-term financing needs.

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

Cubic Corporation - SEC Form 10-K                                        Page 14
--------------------------------------------------------------------------------


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

FOREIGN CURRENCY EXCHANGE RISK

In the ordinary course of business, the Company enters into firm sale and purchase commitments denominated in many foreign currencies. The Company has a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, German Mark, Hong Kong Dollar and Australian Dollar. These contracts are effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on the Company's foreign currency translation and transaction accounting policies. The Company also uses balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above), and having the option of paying off the debt using U.S. Dollar or British Pound funds. The Company believes that it is not significantly exposed to foreign currency exchange rate risk because of these activities.

The Company's investments in its foreign subsidiaries in the U.K., Denmark, Australia, New Zealand, Singapore and Hong Kong are not hedged because they are considered to be invested indefinitely. In addition, the Company has control over the timing and amount of earnings repatriation and expects to use this control to mitigate foreign currency exchange risk.

Cubic Corporation - SEC Form 10-K                                        Page 15
--------------------------------------------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 2000, are attached hereto, marked Pages 16 and 20 through 42.


                  Report of Ernst & Young LLP, Independent Auditors
                  See Page 16

                  Consolidated Balance Sheets
                  September 30, 2000 and 1999
                  See Pages 21 and 22

                  Consolidated Statements of Income Years ended September 30, 2000, 1999 and 1998 See Page 23

                  Consolidated Statements of Changes in Shareholders' Equity Years ended September 30, 2000, 1999 and 1998 See Page 24

                  Consolidated Statements of Cash Flows Years ended September 30, 2000, 1999 and 1998 See Page 25

                  Notes to Consolidated Financial Statements
                  September 30, 2000
                  See Pages 26 through 42


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Cubic Corporation - SEC Form 10-K                                        Page 16
--------------------------------------------------------------------------------


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders
Cubic Corporation

We have audited the accompanying consolidated balance sheet of Cubic Corporation as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  Ernst & Young LLP


San Diego, California
November 28, 2000

Cubic Corporation - SEC Form 10-K                                        Page 17
--------------------------------------------------------------------------------


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding "Certain Relationships and Related Transactions" is included in Note 12 to the Consolidated Financial Statements for the year ended September 30, 2000, and follows at Item 14(a)(1) of this filing, on page 38.

Cubic Corporation - SEC Form 10-K                                        Page18
--------------------------------------------------------------------------------


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

         (1) The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

                           Consolidated Balance Sheets
                           September 30, 2000 and 1999

                           Consolidated Statements of Income
                           Years ended September 30, 2000, 1999 and 1998

                           Consolidated Statements of Changes in Shareholders' Equity Years ended September 30, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows
                           Years ended September 30, 2000, 1999 and 1998

                           Notes to Consolidated Financial Statements
                           September 30, 2000


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

(c)      Exhibits:

                  21.   List of Subsidiaries

                  27.   Financial Data Schedule

(d)      Financial Statement Schedules

                  None

Cubic Corporation - SEC Form 10-K                                        Page 19
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)                        CUBIC CORPORATION

December 20, 2000              /s/ Walter J. Zable
----------------               --------------------------
      Date                     WALTER J. ZABLE, President

--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

December 20, 2000             /s/ Walter J. Zable
----------------              ---------------------------
      Date                    WALTER J. ZABLE, President, Chief
                              Executive Officer and Chairman of the
                              Board of Directors

December 20, 2000             /s/ Walter C. Zable
----------------              ---------------------------
      Date                    WALTER C. ZABLE, Vice President and
                              Vice Chairman of the Board of Directors

December 20, 2000             /s/ Raymond E. Peet
----------------              ---------------------------
      Date                    RAYMOND E. PEET, Director

December 20, 2000             /s/ William W. Boyle
----------------              ---------------------------
      Date                    WILLIAM W. BOYLE, Director, Vice President
                              and Chief Financial Officer

December 20, 2000             /s/ Thomas A. Baz
----------------              ---------------------------
      Date                    THOMAS A. BAZ, Vice President and
                              Corporate Controller, Principal Accounting Officer

Cubic Corporation - SEC Form 10-K                                        Page 20
--------------------------------------------------------------------------------


                    ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    EXHIBITS






                                Cubic Corporation

                          Year Ended September 30, 2000

                              San Diego, California

Cubic Corporation - SEC Form 10-K                                        Page 21
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,
                                                                                  2000            1999
                                                                           ---------------- ---------------
                                                                                      (in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $        69,753  $        61,540
   Marketable securities, available-for-sale                                         3,586            1,802
   Accounts receivable:
      Trade and other receivables                                                   12,063            7,722
      Long-term contracts--Note 5                                                  111,804          125,855
      Allowance for doubtful accounts                                                 (457)            (325)
                                                                           ---------------- ----------------
                                                                                   123,410          133,252

   Inventories--Note 6                                                              29,499           36,400
   Deferred income taxes--Note 10                                                   18,818            9,974
   Prepaid expenses and other current assets                                         4,677            6,566
                                                                           ---------------- ----------------
   TOTAL CURRENT ASSETS                                                            249,743          249,534
                                                                           ---------------- ----------------

PROPERTY, PLANT AND EQUIPMENT
   Land and land improvements                                                       12,838           12,936
   Buildings and improvements                                                       23,671           23,805
   Machinery and other equipment                                                    77,140           75,444
   Leasehold improvements                                                            2,803            2,916
   Allowance for depreciation and amortization                                     (77,983)         (72,125)
                                                                           ---------------- ----------------
                                                                                    38,469           42,976
                                                                           ---------------- ----------------

OTHER ASSETS
   Deferred income taxes--Note 10                                                      595            1,373
   Goodwill, less amortization                                                      23,193           23,273
   Miscellaneous other assets                                                       10,350           13,005
                                                                           ---------------- ----------------
                                                                                    34,138           37,651
                                                                           ---------------- ----------------

TOTAL ASSETS                                                               $       322,350  $       330,161
                                                                           ================ ================


Cubic Corporation - SEC Form 10-K                                        Page 22
--------------------------------------------------------------------------------


CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS--continued


                                                                                      September 30,
                                                                                  2000            1999
                                                                           ---------------- ---------------
                                                                                      (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings--Note 7                                           $             -  $        6,457
   Trade accounts payable                                                           18,749          13,761
   Customer advances                                                                29,976          23,460
   Salaries and wages, and amounts withheld from
      employees' compensation                                                       18,519          17,757
   Other current liabilities                                                        17,767          20,219
   Income taxes payable                                                              6,265           4,671
   Current portion of long-term debt--Note 7                                             -           5,000
                                                                           ---------------- ---------------
TOTAL CURRENT LIABILITIES                                                           91,276          91,325
                                                                           ---------------- ---------------

LONG-TERM DEBT, less current portion--Note 7                                        50,000          50,000

OTHER LIABILITIES
   Deferred income taxes--Note 10                                                        -           1,408
   Deferred compensation                                                             5,051           4,463
                                                                           ---------------- ---------------
                                                                                     5,051           5,871
                                                                           ---------------- ---------------

COMMITMENTS AND CONTINGENCIES--Notes 8, 9 and 13

SHAREHOLDERS' EQUITY--Note 7
   Common stock, no par value:
      Authorized--20,000,000 shares
      Issued--11,888,243 shares                                                        234             234
   Additional paid-in capital                                                       12,123          12,123
   Retained earnings                                                               203,637         206,347
   Accumulated other comprehensive income (loss)                                    (3,908)            317
   Treasury stock at cost: 2000 -- 2,981,554 shares
                           1999 -- 2,981,239 shares                                (36,063)        (36,056)
                                                                           ---------------- ---------------
                                                                                   176,023         182,965
                                                                           ---------------- ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $       322,350  $      330,161
                                                                           ================ ===============


See accompanying notes.

Cubic Corporation - SEC Form 10-K                                        Page 23
--------------------------------------------------------------------------------


                                CUBIC CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                  (amounts in thousands, except per share data)


                                                                               Years Ended September 30,
                                                                       2000               1999              1998
                                                                  ----------------   ---------------   ----------------
     Revenues:
           Sales                                                     $    531,516       $   510,759       $    414,136
           Interest and dividends                                           3,819             1,602              2,145
           Other income                                                     3,890             3,160              2,520
                                                                  ----------------   ---------------   ----------------
                                                                          539,225           515,521            418,801
     Costs and expenses:
           Cost of sales                                                  451,913           404,144            325,138
           Selling, general and administrative expenses                    74,016            75,725             77,721
           Research and development                                         6,999             7,727             10,776
           Goodwill amortization                                            2,327             2,122              2,161
           Interest                                                         3,729             4,313              1,962
                                                                  ----------------   ---------------   ----------------
                                                                          538,984           494,031            417,758
                                                                  ----------------   ---------------   ----------------

     Income before income taxes                                               241            21,490              1,043

     Income taxes (benefit)--Note 10                                         (433)            7,482                154
                                                                  ----------------   ---------------   ----------------

     Net income                                                      $        674       $    14,008       $        889
                                                                  ================   ===============   ================


     Net income per common share                                     $       0.08       $      1.57       $       0.10
                                                                  ================   ===============   ================

     Average number of common shares outstanding                            8,907             8,907              8,917
                                                                  ================   ===============   ================


     See accompanying notes.

Cubic Corporation - SEC Form 10-K                                        Page 24
--------------------------------------------------------------------------------


CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                          Accumulated
                                                                            Other                           Additional
                                Comprehensive         Retained           Comprehensive     Treasury           Paid-in        Common
(in thousands)                     Income             Earnings              Income           Stock            Capital         Stock
------------------------------------------------------------------------------------------------------------------------------------
October 1, 1997                                        $198,213           $      (557)     $  (34,693)         $12,123         $ 234

Comprehensive income:
   Net income                       $    889                889
   Foreign currency
      translation adjustment            2,084                                   2,084
                                -------------
   Comprehensive income             $  2,973
                                =============

Cash dividends paid -- $.38
   per share of common stock                             (3,378)
Treasury stock purchases                                                                      (1,363)
                                                  --------------  --------------------  --------------   -------------  ------------

September 30, 1998                                      195,724                 1,527        (36,056)          12,123           234

Comprehensive income:
   Net income                       $ 14,008             14,008
   Unrealized holding gains
      on marketable securities           150                                      150
   Foreign currency
      translation adjustment          (1,360)                                  (1,360)
                                -------------
   Comprehensive income             $ 12,798

Cash dividends paid -- $.38
   per share of common stock                             (3,385)
                                                  --------------  --------------------  --------------   -------------  ------------

September 30, 1999                                      206,347                   317        (36,056)          12,123           234

Comprehensive income (loss):
   Net income                       $    674                674
   Unrealized holding gains
      on marketable securities--
      net of applicable income
      tax of $390,000                    575                                      575
   Foreign currency
      translation adjustment          (4,800)                                  (4,800)
                                -------------
   Comprehensive loss               $ (3,551)
                                =============

Cash dividends paid -- $.38
   per share of common stock                             (3,384)
Treasury stock purchases                                                                          (7)
                                                  --------------  --------------------  --------------   -------------  ------------

September 30, 2000                                     $203,637           $   (3,908)      $ (36,063)         $12,123         $ 234
                                                  ==============  ====================  ==============   =============  ============


See accompanying notes.

Cubic Corporation - SEC Form 10-K                                        Page 25
--------------------------------------------------------------------------------


CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Years Ended September 30,
                                                                                    2000               1999               1998
                                                                                -------------    ----------------   ----------------
                                                                                                  (in thousands)
Operating Activities:
   Net income                                                                   $         674    $      14,008   $         889
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                              11,378           10,236          11,142
            Deferred income taxes                                                      (9,760)           1,636          (3,277)
            Changes in operating assets and liabilities,
               net of effects from acquisitions:
                  Accounts receivable                                                  13,930           15,270         (40,240)
                  Inventories                                                          10,828            2,798         (18,264)
                  Prepaid expenses                                                      2,043             (366)           (882)
                  Accounts payable and other current liabilities                          414            6,899           1,580
                  Customer advances and contract performance obligation                 5,701           (3,346)         (3,980)
                  Income taxes                                                          1,390            3,347           1,136
                  Other items - net                                                     2,040           (1,151)            647
                                                                                -------------    -------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    38,638           49,331         (51,249)
                                                                                -------------    -------------   -------------
Investing Activities:
   Acquisition of businesses, net of cash acquired                                    (11,738)               -               -
   Sale of marketable securities                                                           21              434             315
   Purchases of property, plant and equipment                                          (4,505)         (11,511)         (8,859)
   Other items - net                                                                       97            1,778            (521)
                                                                                -------------    -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (16,125)          (9,299)         (9,065)
                                                                                -------------    -------------   -------------

Financing Activities:
   Change in short-term borrowings                                                     (6,118)         (23,463)         20,187
   Long-term borrowing                                                                      -           50,000               -
   Principal payments on long-term debt                                                (5,000)          (5,000)         (5,000)
   Purchases of treasury stock                                                             (7)               -          (1,363)
   Dividends paid to shareholders                                                      (3,384)          (3,385)         (3,378)
                                                                                -------------    -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (14,509)          18,152          10,446
                                                                                -------------    -------------   -------------

Effect of exchange rates on cash                                                          209             (144)            111
                                                                                -------------    -------------   -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                                 8,213           58,040         (49,757)

Cash and cash equivalents at the beginning of the year                                 61,540            3,500          53,257
                                                                                -------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT
   THE END OF THE YEAR                                                          $      69,753    $      61,540   $       3,500
                                                                                =============    =============   =============


See accompanying notes.

Cubic Corporation - SEC Form 10-K                                        Page 26
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000


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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. The consolidation of foreign subsidiaries requires financial statement translation in accordance with FASB Statement No. 52. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. As of September 30, 2000, the effects of foreign currency translation have reduced shareholders' equity by approximately $4.6 million, due to the strength of the U.S. Dollar in relation to the British Pound, Danish Kroner and the New Zealand Dollar, while the impact on the Company's results of operations and cash flows has not been significant.

CASH EQUIVALENTS: The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

MARKETABLE SECURITIES, AVAILABLE-FOR-SALE: Marketable securities are classified as available-for-sale and are stated at fair market value. The difference between cost and fair market value at September 30, 2000 and 1999 is included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet and amounted to $725,000 at September 30, 2000, net of applicable income taxes.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 2000 and 1999 were immaterial.

Cubic Corporation - SEC Form 10-K                                        Page 27
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $9,045,000, $8,037,000, and $8,874,000 in 2000, 1999 and 1998, respectively.

GOODWILL: Goodwill is amortized on a straight-line basis over periods ranging from 3 to 15 years. Accumulated amortization at September 30, 2000 and 1999 was $11,064,000 and $9,037,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with FASB Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount

REVENUE RECOGNITION: Sales under long-term contracts are recognized as costs are incurred and fees are earned on cost-plus-fee contracts, and as costs are incurred and estimated profits are earned on long-term, fixed price contracts. Such estimated profits are computed by applying the various percentages of completion of the contracts to the estimated ultimate profits. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company's use of derivative financial instruments is limited to hedging foreign currency exchange and interest rate risk through the use of forward and option contracts. Foreign exchange forward and option contracts are used to hedge significant, firm contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At September 30, 2000, the Company had foreign exchange contracts with a notional value of $24.2 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

NEW ACCOUNTING PRONOUNCEMENTS:
Effective October 1, 1999, the Company adopted Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. To date, adoption of SOP 98-1 has not materially affected the results of operations or financial position of the Company, as no significant new software development projects for internal use were undertaken in the year ended September 30, 2000.

Cubic Corporation - SEC Form 10-K                                        Page 28
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company adopted the statement effective October 1, 2000, which in subsequent periods will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Currently, the Company's use of derivative financial instruments is limited to hedging foreign currency exchange risk through the use of forward and option contracts. Although it is not possible to determine with certainty what affect the adoption of Statement No. 133 will have on the earnings and financial position of the Company, its effect is expected to be immaterial.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cubic Corporation - SEC Form 10-K                                        Page 29
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 2--ACQUISITIONS

On March 31, 2000, the Company acquired all of the outstanding shares of Applied Data Technology, Inc. and its affiliate, ADT Global Services, Inc., for approximately $4.6 million cash (net of cash acquired) in a transaction accounted for as a purchase. Goodwill resulting from the acquisition totaled approximately $1.2 million and is being amortized over a period of three years. The acquired companies provide defense-related products and services including military simulation and air combat training, as well as operation and maintenance services, and were integrated into the Company's defense segment.

On July 31, 2000 the Company acquired all the outstanding common shares of Oscmar International, Ltd. (Oscmar), a New Zealand company, for approximately $7.1 million cash (net of cash acquired) in a transaction accounted for as a purchase. Goodwill resulting from the acquisition of Oscmar totaled approximately $2.5 million and is being amortized over a period of ten years. Oscmar provides tactical engagement simulation systems for use in military training for customers around the world. The Company will continue to operate Oscmar as a separate subsidiary, which is included in the defense segment.

Assuming these acquisitions had occurred at the beginning of the fiscal year, they would not have had a material impact on sales, net income or net income per share amounts.

NOTE 3--DISCONTINUED PRODUCT LINE

In August 1999, the Company discontinued the video and audio electronic mail and intra-net based training business, which had been marketed under the Company's Cubic VideoComm subsidiary. Also, in August 1999, the Company entered into an agreement to merge the subsidiary, including its live surveillance product line, into a new company named C Video, Inc. (CVI). CVI retained the services of some former employees of the Company and is being operated by an independent investor group, which is led by CVI management. The Company retained a preferred stock minority interest in CVI, which is carried on the Company's Balance Sheet at no value. No cash consideration was involved in the transaction. The sale agreement includes a provision for the Company to realize contingent royalty income based on the success of the new company.

Cubic Corporation - SEC Form 10-K                                        Page 30
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 4--INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns 37.5% of the common stock of Transys, an unconsolidated joint venture company in the United Kingdom. This joint venture was formed to bid on a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to privatize the London Transport fare collection system. In August 1998, Transys was awarded the contract and began operations. Through September 30, 2000, over $530 million of the work to be performed by Transys has been subcontracted to the Company as a part of the joint venture arrangement. The long-term debt of Transys is non-recourse to Cubic.

Summarized financial information for this unconsolidated joint venture is as follows:


September 30,                                                       2000               1999
------------------------------------------------------------------------------------------------
                                                                         (In millions)
BALANCE SHEETS:
Current assets                                                  $       27.7        $      34.4
Non-current unbilled contract accounts receivable                      153.1               90.6
                                                                -------------       ------------
Total Assets                                                    $      180.8        $     125.0
                                                                =============       ============

Current liabilities                                             $       13.4        $      12.3
Long-term debt                                                         167.4              112.7
Equity                                                                     -                  -
                                                                -------------       ------------
Total Liabilities and Equity                                    $      180.8        $     125.0
                                                                =============       ============



Years ended September 30,                                             2000       1999        1998
-----------------------------------------------------------------------------------------------------
                                                                             (In millions)
STATEMENTS OF INCOME:
Sales                                                                   $ 228       $ 127      $  10
Operating profit                                                        $   -       $   -      $   -
Net income                                                              $   -       $   -      $   -


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

Cubic Corporation - SEC Form 10-K                                        Page 31
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 5--ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:


September 30,                                                         2000                  1999
-------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
U.S. Government Contracts:
   Amounts billed                                               $         17,904       $        15,892
   Recoverable costs and accrued profits on
      progress completed--not billed                                      26,567                27,340
                                                                -----------------      ----------------
                                                                          44,471                43,232
Commercial Customers:
   Amounts billed                                                         23,544                41,828
   Recoverable costs and accrued profits on
      progress completed--not billed                                      43,789                40,795
                                                                -----------------      ----------------
                                                                          67,333                82,623
                                                                -----------------      ----------------
                                                                $        111,804       $       125,855
                                                                =================      ================


A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that substantially all of the unbilled portion of receivables will be billed under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during 2001.

Cubic Corporation - SEC Form 10-K                                        Page 32
--------------------------------------------------------------------------------


NOTE 6--INVENTORIES

Inventories are classified as follows:



September 30,                                                         2000                  1999
-------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Finished products                                                      $   1,239             $   1,515
Work in process                                                           17,699                22,926
Materials and purchased parts                                             10,561                11,959
                                                                -----------------      ----------------
                                                                       $  29,499             $  36,400
                                                                =================      ================


Cubic Corporation - SEC Form 10-K                                        Page 33
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 7--FINANCING ARRANGEMENTS

Long-term debt consists of the following:


September 30,                                                              2000                  1999
------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Unsecured notes payable to a group of insurance
   companies, with annual principal payments of
   $4,000,000 commencing November 2004. Interest at
   6.31% is payable semi-annually in November and May.                      $  40,000             $  40,000

Unsecured note payable to an insurance company, with
   annual principal payments of $1,429,000 commencing
   November 2002. Interest at 6.11% is payable semi-
   annually in November and May.                                               10,000                10,000

Unsecured note payable to an insurance company                                      -                 5,000
                                                                     -----------------      ----------------
                                                                               50,000                55,000
Current portion                                                                     -                (5,000)
                                                                     -----------------      ----------------
                                                                            $  50,000             $  50,000
                                                                     =================      ================


The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the Transys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2000, the most restrictive covenant under these agreements leaves consolidated retained earnings of $17.2 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity. If the Company violates any of these covenants it may be required to provide collateral for the guarantees. To date, there have been no such violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $14.7 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 2000, there was no amount outstanding under this borrowing arrangement.

Maturities of long-term debt for each of the five years in the period ending September 30, 2005, are as follows: 2001--$0; 2002--$0; 2003--$1,429,000;
2004--$1,429,000; 2005--$5,429,000 ; thereafter--$41,713,000 . Interest paid amounted to $3,806,000, $3,262,000, and $1,992,000 in 2000, 1999, and 1998,
respectively.

Cubic Corporation - SEC Form 10-K                                        Page 34
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 7--FINANCING ARRANGEMENTS--Continued

As of September 30, 2000 the Company had letters of credit and bank guarantees outstanding totaling $27.7 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $5.2 million as of September 30, 2000, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance liabilities recorded on the balance sheet as of September 30, 2000 are adequate to meet the underlying obligations. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

NOTE 8--COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2009. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $3,777,000, $4,172,000, and $3,808,000 in 2000, 1999, and 1998, respectively.

Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 2000 (in thousands):


                  2001                     $  3,485
                  2002                        3,179
                  2003                        2,111
                  2004                        1,671
                  2005                          730
                  Thereafter                  2,384
                                     --------------
                                           $ 13,560
                                     ==============


Cubic Corporation - SEC Form 10-K                                        Page 35
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 9--CONTINGENT GAIN

In the quarter ended September 30, 2000, the Company recorded a charge of $18.2 million, after applicable income taxes of $11.6 million, due to growth in estimated costs to complete its Multiple Integrated Laser Engagement System (MILES) contract with the U.S. government. The Company believes that this growth in costs was the result of contract changes and delays caused by the government and is pursuing recovery from the customer. Management believes that the contract provides a legal basis for a claim and that it may ultimately recover some or all of this amount. However, due to the complexity of the contract and the inherent uncertainties in the claims resolution process, it is not possible to reliably estimate the amount of recovery at this time. Therefore, in accordance with AICPA Statement of Position 81-1, the Company has not recorded revenues that are contingent upon the collection of claims. The Company will continue to pursue recovery of the costs through contract variations, equitable adjustments and/or claims. Any amounts recoverable in the future to offset these costs will be recognized as revenue and profits either upon realization of such amounts or satisfaction of the criteria of SOP 81-1, whichever comes earlier.

NOTE 10--INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:


Years ended September 30,                           2000               1999               1998
----------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Current (credit):
   Federal                                           $  4,821            $ 3,885            $ 2,463
   State                                                  (84)             1,355                750
   Foreign                                              4,590                606                218
                                                --------------     --------------     --------------
Total current                                           9,327              5,846              3,431
                                                --------------     --------------     --------------

Deferred (credit):
   Federal                                             (8,543)            (2,911)               327
   State                                               (1,241)              (116)               (40)
   Foreign                                                 24              4,663             (3,564)
                                                --------------     --------------     --------------
Total deferred                                         (9,760)             1,636             (3,277)
                                                --------------     --------------     --------------
Total income tax expense (benefit)                   $   (433)           $ 7,482            $   154
                                                ==============     ==============     ==============


Cubic Corporation - SEC Form 10-K                                        Page 36
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 10--INCOME TAXES--Continued

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities are as follows:


September 30,                                                                  2000                1999
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Deferred tax assets:
   Accrued employee benefits                                                   $   3,120           $   2,701
   Inventory reserves and long-term contract accounting                           13,679               7,756
   Self-insurance reserves                                                           705                 893
   Deferred compensation                                                           1,850               1,687
   Foreign net operating loss carryforwards                                        3,526               3,966
   Other                                                                           3,073               2,470
                                                                          ---------------     ---------------
      Total deferred tax assets                                                   25,953              19,473
   Valuation allowance for deferred tax assets                                    (1,770)             (2,042)
                                                                          ---------------     ---------------
      Net deferred tax assets                                                     24,183              17,431
                                                                          ---------------     ---------------
Deferred tax liabilities:
   Tax over book depreciation                                                        471                 644
   Leveraged lease accounting                                                      1,335               2,831
   Intangible asset amortization                                                      95               1,745
   State taxes                                                                     1,043                 321
   Other                                                                           1,826               1,951
                                                                          ---------------     ---------------
      Total deferred tax liabilities                                               4,770               7,492
                                                                          ---------------     ---------------
Net deferred tax assets                                                        $  19,413           $   9,939
                                                                          ===============     ===============


Net operating loss (NOL) carryforwards, which arose in the United Kingdom, amounted to approximately $11.8 million and $12.8 million at September 30, 2000 and 1999, respectively, and have no expiration date. The Company expects to generate future taxable income sufficient to realize the benefit of these NOL carryforwards, as the result of profitable U. K. contracts currently in backlog, except for the portion of the these NOL carryforwards for which a $1.8 million valuation allowance has been provided. If in the future it becomes clear that this portion of the NOL carryforwards will be utilized, the tax benefit would first reduce any unamortized balance of goodwill related to the Thorn Transit Systems business acquired in 1997, with any remaining benefit credited to tax expense.

Cubic Corporation - SEC Form 10-K                                        Page 37
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 10--INCOME TAXES--Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:


Years ended September 30,                                        2000                1999               1998
------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Tax at federal statutory rate                                     $     84            $  7,522             $  355
State income taxes, net of federal tax benefit                        (805)                805                469
Tax exempt interest and dividend income                               (469)                (36)              (297)
Foreign sales corporation                                             (374)               (530)              (404)
Non-deductible expenses                                              1,912                 427                557
Effect of change in tax rates on deferred tax asset                    321                (176)               176
Tax effect from foreign subsidiaries                                  (545)               (386)               123
Change in deferred tax asset valuation allowance                         -                   -               (435)
Tax credits and other                                                 (557)               (144)              (390)
                                                            ---------------     ---------------     --------------
                                                                  $  (433)            $  7,482             $  154
                                                            ===============     ===============     ==============


The Company made income tax payments, net of refunds, totaling $7,782,000, $2,513,000, and $2,290,000 in 2000, 1999, and 1998, respectively.

Income (loss) before income taxes include the following components:


Years ended September 30,                         2000                 1999                1998
-----------------------------------------------------------------------------------------------------
                                                                 (in thousands)
United States                                    $  (14,781)           $  7,763             $ 11,007
Foreign                                              15,022              13,727               (9,964)
                                           -----------------     ---------------     ----------------
Total                                            $      241            $ 21,490             $  1,043
                                           =================     ===============     ================


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $23.4 million at September 30, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

Cubic Corporation - SEC Form 10-K                                        Page 38
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 11--PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company and certain of its subsidiaries have profit sharing and other defined contribution retirement plans that provide benefits for participating employees. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $7,422,000, $7,225,000 and $7,001,000 in 2000, 1999 and 1998,
respectively.

The Company also maintains a defined benefit pension plan covering substantially all non-union U.S. employees of certain of its subsidiaries. The following table sets forth changes in the benefit obligation and plan assets for this plan and the net amount recognized in the Consolidated Balance Sheet:


September 30,                                                                         2000                  1999
------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
CHANGE IN BENEFIT OBLIGATION:
   Net benefit obligation at the beginning of the year                             $ 46,773              $ 49,656
      Service cost                                                                    1,822                 2,256
      Interest cost                                                                   3,784                 3,353
      Actuarial (gain) loss                                                           1,285                (7,454)
      Gross benefits paid                                                            (1,418)               (1,038)
                                                                             ---------------       ---------------
   Net benefit obligation at the end of the year                                     52,246                46,773
                                                                             ---------------       ---------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at the beginning of the year                            54,330                47,908
      Actual return on plan assets                                                    5,537                 7,525
      Employer contributions                                                              -                     -
      Gross benefits paid                                                            (1,418)               (1,038)
      Administrative expenses                                                           (63)                  (65)
                                                                             ---------------       ---------------
   Fair value of plan assets at the end of the year                                  58,386                54,330
                                                                             ---------------       ---------------

NET AMOUNT RECOGNIZED:
   Funded status                                                                      6,140                 7,557
   Unrecognized net actuarial gain                                                   (7,094)               (7,301)
   Unrecognized prior service cost                                                       (5)                   (8)
   Unrecognized net transition asset                                                      -                     -
                                                                             ---------------       ---------------
Asset (liability) recognized in the Consolidated Balance Sheet                     $  (959)              $    248
                                                                             ===============       ===============

Major assumptions as of the end of the plan year:
   Discount rate                                                                       7.8%                   7.7%
   Expected return on plan assets                                                      8.5%                   8.5%
   Rate of compensation increase                                                       5.0%                   4.5%


Cubic Corporation - SEC Form 10-K                                        Page 39
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 11--PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS--Continued

The components of net periodic pension cost for this plan are as follows:


Years ended September 30,                                        2000                 1999               1998
-------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
    Service cost                                                   $  1,822            $  2,256            $ 1,807
    Interest cost                                                     3,784               3,353              3,042
    Expected return on plan assets                                   (4,520)             (3,992)            (3,709)
    Amortization of:
       Transition asset                                                  (2)                (21)               (52)
       Prior service cost                                               (35)                 (3)                (3)
    Administrative expenses                                             158                 196                157
                                                            ----------------     ---------------     --------------
 Net pension cost                                                  $  1,207            $  1,789            $ 1,242
                                                            ================     ===============     ==============

 Major assumptions as of the beginning of the plan year:
    Discount rate                                                       7.7%                6.5%               7.2%
    Expected return on plan assets                                      8.5%                8.5%               8.5%
    Rate of compensation increase                                       4.5%                4.5%               4.5%


NOTE 12--RELATED PARTY TRANSACTION

In October 1992, a trust established by Mr. and Mrs. Walter J. Zable entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed or added to income in the year incurred. The amount added to income in 2000 and 1999 was $45,000 and $254,000, respectively, while in 1998, $85,000 was expensed. Should the policy be held for ten years, the Company estimates that the cash surrender value will exceed all payments made and should the policy be held to maturity, all payments advanced to carry the policy will be returned.

Cubic Corporation - SEC Form 10-K                                        Page 40
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 13--LEGAL MATTER

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

NOTE 14--BUSINESS SEGMENT INFORMATION

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES: The Company has two primary business segments: transportation systems and defense, and one segment, software development, which is reportable due to the significance of losses incurred in 1998 and 1999. The transportation systems segment designs, produces, installs and services electronic and mechanical revenue collection systems for mass transit projects, including railways and buses. The defense segment consists of five operating units that perform work under U.S. and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, avionics systems, transceivers and receivers. The software development segment had developed high-speed video and audio compression software for applications including electronic mail and surveillance. As discussed in Note 3, the Company discontinued this business in 1999 and does not expect significant revenues or expenses to be generated by it in the future.

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

Cubic Corporation - SEC Form 10-K                                        Page 41
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 14--BUSINESS SEGMENT INFORMATION--Continued

Business segment financial data is presented below:


Years ended September 30,                                  2000              1999             1998
-------------------------------------------------------------------------------------------------------
REVENUES:
   Transportation systems                                  $  243.8          $  274.1         $  192.3
   Defense                                                    271.7             219.5            207.0
   Software development                                           -               1.8              0.7
   Other                                                       16.0              15.4             14.3
                                                       -------------     -------------     ------------
Total segment revenues                                        531.5             510.8            414.3
   Other                                                        7.7               4.7              4.5
                                                       -------------     -------------     ------------
Total consolidated revenues                                $  539.2          $  515.5         $  418.8
                                                       =============     =============     ============

OPERATING PROFIT (LOSS):
   Transportation systems                                  $   21.5          $   17.9         $   (2.6)
   Defense                                                    (23.6)              9.7             10.6
   Software development                                           -              (4.8)            (6.6)
   Other                                                        1.3               1.2              0.9
                                                       -------------     -------------     ------------
Total segment operating profit (loss)                          (0.8)             24.0              2.3

   Other                                                        4.7               1.8              0.7
   Interest expense                                            (3.7)             (4.3)            (2.0)
                                                       -------------     -------------     ------------
Income before income taxes                                 $    0.2          $   21.5         $    1.0
                                                       =============     =============     ============

ASSETS:
   Transportation systems                                  $   91.6          $  125.5         $  133.9
   Defense                                                    131.2             121.4            135.1
   Software development                                           -               0.2              1.0
   Other                                                        3.1               3.6              3.0
                                                       -------------     -------------     ------------
Total segment assets                                          225.9             250.7            273.0
   Other                                                       96.5              79.3             21.0
                                                       -------------     -------------     ------------
Total consolidated assets                                  $  322.4          $  330.0         $  294.0
                                                       =============     =============     ============

DEPRECIATION AND AMORTIZATION:
   Transportation systems                                  $    5.4          $    4.5         $    5.3
   Defense                                                      5.3               4.8              4.8
   Other                                                        0.1               0.2              0.2
                                                       -------------     -------------     ------------
Total segment depreciation and amortization                    10.8               9.5             10.3
   Other                                                        0.6               0.7              0.8
                                                       -------------     -------------     ------------
Total consolidated depreciation and amortization           $   11.4          $   10.2         $   11.1
                                                       =============     =============     ============


Cubic Corporation - SEC Form 10-K                                        Page 42
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 14--BUSINESS SEGMENT INFORMATION--Continued


Years ended September 30,                                        2000             1999             1998
------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
EXPENDITURES FOR LONG-LIVED ASSETS:
   Transportation systems                                        $    2.4         $    5.0         $    5.0
   Defense                                                            1.6              5.9              3.4
   Other                                                              0.3              0.1              0.3
                                                             -------------     ------------     ------------
Total segment expenditures                                            4.3             11.0              8.7
   Other                                                              0.2              0.5              0.2
                                                             -------------     ------------     ------------
Total consolidated expenditures for long-lived assets            $    4.5         $   11.5         $    8.9
                                                             =============     ============     ============

GEOGRAPHIC INFORMATION:
Revenues (a):
   United States                                                 $  281.8         $  259.3         $  252.1
   United Kingdom                                                   166.4            183.6             74.5
   Far East                                                          36.4             43.0             69.0
   Other foreign countries                                           46.9             29.6             23.2
                                                             -------------     ------------     ------------
Total consolidated revenues                                      $  531.5         $  515.5         $  418.8
                                                             =============     ============     ============

         (a) Revenues are attributed to countries or regions based on the location of customers.

Long-lived assets:
   United States                                                 $   54.4         $   59.8         $   59.1
   United Kingdom                                                    14.2             19.0             19.4
   Other foreign countries                                            3.4              0.4              0.6
                                                             -------------     ------------     ------------
Total consolidated long-lived assets                             $   72.0         $   79.2         $   79.1
                                                             =============     ============     ============


Defense segment revenues include $197.2 million, $168.6 million and $178.3 million in 2000, 1999 and 1998, respectively, of sales to United States Government agencies. Transportation systems revenues include $91.3 million and $104.5 million of sales to Transys in 2000 and 1999, respectively. No other single customer accounts for 10% or more of the Company's revenue.

Cubic Corporation - SEC Form 10-K                                        Page 43
--------------------------------------------------------------------------------


CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


NOTE 15--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2000 and 1999:


                                                                          Quarter Ended
                                              ----------------------------------------------------------------------
                                                December 31         March 31          June 30        September 30
                                                -----------         --------          -------        ------------
                                                              (in thousands, except per share data)
                FISCAL 2000
Net sales                                         $ 115,398         $ 144,933          $133,064        $ 138,121
Gross profit (loss)                                  27,186            28,211            27,343           (3,137)
Net income (loss)                                     4,127             4,556             4,714          (12,723)
Net income (loss) per share                             .46               .51               .53            (1.42)


                FISCAL 1999
Net sales                                          $ 98,758         $ 139,644          $129,289        $ 143,068
Gross profit                                         21,680            27,403            24,989           32,543
Net income                                            2,665             3,230             3,741            4,372
Net income per share                                    .30               .36               .42              .49
