Form 10-Q
period 2000-12-31
CUBIC CORP /DE/
filed 2001-02-14
CIK 26076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT

       Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                     For the Quarter Ended December 31, 2000



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

                                 Yes /X/ No / /

      As of January 26, 2001, Registrant had only one class of common stock of which there were 8,906,689 shares outstanding (after deducting 2,981,554 shares held as treasury stock).

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                CUBIC CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                  (amounts in thousands, except per share data)


                                            Three Months Ended
                                               December 31,
                                           2000                 1999
                                        ----------         ----------
Revenues:
  Sales                                   $120,334           $115,398
  Other income                               3,375              1,504
                                        ----------         ----------
                                           123,709            116,902
                                        ----------         ----------
Costs and expenses:
  Cost of sales                             94,493             88,212
  Selling, general and
   administrative expenses                  18,597             19,397
  Research and development                   2,005              1,328
  Goodwill amortization                        661                521
  Interest                                     884                917
                                        ----------         ----------
                                           116,640            110,375
                                        ----------         ----------

Income before income taxes                   7,069              6,527

Income taxes                                 2,400              2,400
                                        ----------         ----------

Net income                                  $4,669             $4,127
                                        ==========         ==========

Net income per share                         $0.52              $0.46
                                        ==========         ==========

Average shares of common stock
  outstanding                                8,907              8,907
                                        ==========         ==========



SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in thousands)

                                           December 31,      September 30,
                                              2000               2000
                                           (Unaudited)      (See note below)
                                          -------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 59,207             $ 69,753
  Marketable securities, available-
   for-sale                                       1,496                3,586
  Accounts receivable                           136,094              123,410
  Inventories -- Note 3                          25,641               29,499
  Deferred income taxes and other
   current assets                                23,392               23,495
                                          -------------     ----------------
Total current assets                            245,830              249,743
                                          -------------     ----------------

Property, plant and equipment - net              37,817               38,469
Goodwill, less amortization                      22,597               23,193
Other assets                                     11,265               10,945
                                          -------------     ----------------
                                              $ 317,509            $ 322,350
                                          =============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                       $ 10,647             $ 18,749
  Customer advances                              26,022               29,976
  Other current liabilities                      36,908               36,286
  Income taxes payable                            7,688                6,265
                                          -------------     ----------------
Total current liabilities                        81,265               91,276
                                          -------------     ----------------

Long-term debt                                   50,000               50,000
Deferred compensation                             5,446                5,051

Shareholders' equity:
  Common stock                                      234                  234
  Additional paid-in capital                     12,123               12,123
  Retained earnings                             208,306              203,637
  Accumulated other comprehensive loss           (3,802)              (3,908)
  Treasury stock at cost                        (36,063)             (36,063)
                                          -------------     ----------------
                                                180,798              176,023
                                          -------------     ----------------
                                              $ 317,509            $ 322,350
                                          =============     ================

NOTE: THE BALANCE SHEET AT SEPTEMBER 30, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended
                                                               December 31,
                                                             2000       1999
                                                          ---------   --------
Operating Activities:
  Net income                                                $ 4,669    $ 4,127
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                             2,480      2,496
    Changes in operating assets and liabilities             (16,245)    10,888
                                                          ---------   --------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                 (9,096)    17,511
                                                          ---------   --------

Investing Activities:
  Net additions to property, plant and equipment             (1,125)    (1,326)
  Proceeds from sale of marketable securities                 2,310          -
  Other items - net                                          (3,044)      (194)
                                                          ---------   --------
NET CASH USED IN INVESTING ACTIVITIES                        (1,859)    (1,520)
                                                          ---------   --------

Financing Activities:
  Change in short-term borrowings                                 -     (4,747)
  Purchases of treasury stock                                     -         (6)
                                                          ---------   --------
NET CASH USED IN FINANCING ACTIVITIES                             -     (4,753)
                                                          ---------   --------

Effect of exchange rates on cash                                409        105
                                                          ---------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (10,546)    11,343

Cash and cash equivalents at the
beginning of the period                                      69,753     61,540
                                                          ---------   --------

CASH AND CASH EQUIVALENTS AT
 THE END OF THE PERIOD                                     $ 59,207   $ 72,883
                                                          =========   ========


SEE ACCOMPANYING NOTES

                                CUBIC CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               December 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133) effective October 1, 2000. Adoption of SFAS 133 has not materially affected the results of operations or financial position of the Company.

The Company's use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At December 31, 2000, the Company had foreign exchange contracts with a notional value of $22.6 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

                                CUBIC CORPORATION
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)-continued

                               December 31, 2000

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

                                    December 31,               September 30,
                                       2000                         2000
                                --------------------------------------------
Finished products                      $ 1,337                      $ 1,239
Work in process                         14,126                       17,699
Raw material and purchased parts        10,178                       10,561
                                --------------------------------------------
                                      $ 25,641                     $ 29,499
                                ============================================

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

                                                                   Three Months Ended
                                                                      December 31,
                                                                   2000          1999
                                                                 -------       -------
Net income                                                         4,669         4,127
Foreign currency translation adjustments                             570        (1,034)
Unrealized gains on marketable securities:
  Unrealized holding gain (loss) arising during the period           445           (27)
  Reclassification adjustment for gain included in net income       (909)            -
                                                                 -------       -------
                                                                 $ 4,775       $ 3,066
                                                                 =======       =======

                                CUBIC CORPORATION
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)-continued

                               December 31, 2000

NOTE 6 - BUSINESS SEGMENT INFORMATION

Business segment financial data is as follows (in millions):

                                                     Three Months Ended
                                                        December 31,
                                                   2000             1999
                                                 --------         --------
REVENUES:
Transportation systems                             $ 50.3           $ 52.0
Defense                                              66.3             59.4
                                                 --------         --------
  Total for reportable segments                     116.6            111.4
Other revenues                                        7.1              5.5
                                                 --------         --------
                                                  $ 123.7          $ 116.9
                                                 ========         ========

OPERATING PROFIT (LOSS):
Transportation systems                              $ 4.5            $ 3.3
Defense                                               0.6              3.2
                                                 --------         --------
  Total for reportable segments                       5.1              6.5
Other profit                                          2.9              0.9
Interest expense                                     (0.9)            (0.9)
                                                 --------         --------
Income before income taxes                          $ 7.1            $ 6.5
                                                 ========         ========

NOTE 7 - REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

                                CUBIC CORPORATION
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                December 31, 2000

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 2001 were 6% higher than the first quarter of fiscal 2000, as the result of increased sales in the defense segment that offset slightly lower sales in the transportation segment. Other revenues increased primarily due to a gain of $1.4 million, before applicable income taxes, realized when the Company sold marketable equity securities.

The increase in defense segment sales for the quarter resulted from acquisitions made in fiscal 2000 and from growth in the computerized battlefield simulation business. The 3% decline in transportation systems sales reflected a 10% decrease in the translation rate of British Pounds to U.S. Dollars, from the quarter ended December 31, 1999 to the quarter ended December 31, 2000, rather than a real decline in operating activities of the segment. This translation difference negatively impacted sales by approximately $3.3 million, as more than half of the transportation segment's revenues came from its European operations.

Although this translation difference also negatively impacted operating profits of the transportation segment by nearly $300 thousand, increased profits from contracts in North America and the Far East, as well as European service contracts, improved the profit performance of this segment in the current year. Defense segment operating profits in the first quarter were lower than last year, due to legal and consulting costs incurred in the preparation of a claim for the MILES 2000 contract situation described in previous reports. In addition, defense segment profits were negatively impacted by certain costs incurred related to an air combat training range the Company had hoped to sell to the Australian Ministry of Defence. Although the Company had previously been selected to perform this work, budgetary funding issues in the Australian government, which arose during the quarter, caused the award of the contract to be postponed indefinitely, resulting in the expensing of pre-contract costs incurred by the Company.

Other profits in the first quarter increased by $2 million over the previous year as a result of the sale of certain marketable securities at a profit, as mentioned above, and due to generally higher interest rates earned on the Company's cash investments in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the quarter resulted in negative cash flow, as accounts receivable related to certain U.S. government contracts increased. This increase is expected to turn around in the second quarter of the fiscal year and generate positive cash flow from operations.

The Company's financial condition remains strong with working capital of $164.6 million and a current ratio of 3.0 to 1 at December 31, 2000. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future. The backlog of orders at December 31, 2000 was $760 million compared to $802 million at September 30, 2000 and $843 million at December 31, 1999.

                              CUBIC CORPORATION
         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

                              December 31, 2000

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

         15--Independent Accountants' Review Report



(b) No reports on Form 8-K were filed during the quarter.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CUBIC CORPORATION


Date  February 5, 2001                   /s/ W. W. Boyle
      ----------------                   ---------------------------------
                                         W. W. Boyle
                                         Vice President and CFO


Date  February 5, 2001                   /s/ T. A. Baz
      ----------------                   ---------------------------------
                                         T. A. Baz
                                         Vice President and Controller