Form 10-Q
period 2001-03-31
CUBIC CORP /DE/
filed 2001-05-15
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001

1-8931
Commission File Number

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 17, 2001, Registrant had only one class of common stock of which there were 8,906,668 shares outstanding (after deducting 2,981,575 shares held as treasury stock).

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Six Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
Revenues:
Sales	$243,160	$260,331	$122,826	$144,933
Other income	4,895	3,279	1,520	1,775

	248,055	263,610	124,346	146,708

Costs and expenses:
Cost of sales	188,034	204,934	93,541	116,722
Selling, general and administrative expenses	38,228	39,479	19,631	20,083
Research and development	4,180	3,039	2,175	1,711
Goodwill amortization	1,323	1,040	662	519
Interest	1,756	1,835	872	918

	233,521	250,327	116,881	139,953

Income before income taxes	14,534	13,283	7,465	6,755
Income taxes	4,900	4,600	2,500	2,200

Net income	$9,634	$8,683	$4,965	$4,555

Net income per share	$1.08	$0.97	$0.56	$0.51

Dividends per common share	$0.19	$0.19	$0.19	$0.19

Average shares of common stock outstanding	8,907	8,907	8,907	8,907

See accompanying notes.

CUBIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2001 (Unaudited)	September 30, 2000 (See note below)
ASSETS
Current assets:
Cash and cash equivalents	$53,279	$69,753
Marketable securities, available-for-sale	1,342	3,586
Accounts receivable	135,533	123,410
Inventories—Note 3	29,065	29,499
Deferred income taxes and other current assets	21,857	23,495

Total current assets	241,076	249,743

Property, plant and equipment—net	36,875	38,469
Goodwill, less amortization	21,499	23,193
Other assets	11,400	10,945

	$310,850	$322,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$13,728	$18,749
Customer advances	21,577	29,976
Other current liabilities	32,576	36,286
Income taxes payable	5,995	6,265

Total current liabilities	73,876	91,276

Long-term debt	50,000	50,000
Deferred compensation	5,212	5,051
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	211,579	203,637
Accumulated other comprehensive loss	(6,111)	(3,908)
Treasury stock at cost	(36,063)	(36,063)

	181,762	176,023

	$310,850	$322,350

Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. See accompanying notes

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,
	2001	2000
Operating Activities:
Net income	$9,634	$8,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,699	5,122
Changes in operating assets and liabilities	(25,885)	2,127

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,552)	15,932

Investing Activities:
Acqusition of business, net of cash acquired	—	(4,615)
Net additions to property, plant and equipment	(1,986)	(2,560)
Proceeds from sale of marketable securities	2,483	—
Other items—net	(3,044)	(226)

NET CASH USED IN INVESTING ACTIVITIES	(2,547)	(7,401)

Financing Activities:
Change in short-term borrowings	—	(6,325)
Purchases of treasury stock	—	(6)
Dividends paid	(1,692)	—

NET CASH USED IN FINANCING ACTIVITIES	(1,692)	(6,331)

Effect of exchange rates on cash	(683)	(387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,474)	1,813
Cash and cash equivalents at the beginning of the period	69,753	61,540

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$53,279	$63,353

See accompanying notes

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2001

Note 1—Basis for Presentation

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

Note 2—Per Share Amounts

    Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Note 3—Derivative Financial Instruments

    The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) effective October 1, 2000. Adoption of SFAS 133 has not materially affected the results of operations or financial position of the Company.

    The Company's use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At March 31, 2001, the Company had foreign exchange contracts with a notional value of $31.1 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

Note 4—Inventories

    Inventories consist of the following (in thousands):

	March 31, 2001	September 30, 2000
Finished products	$1,042	$1,239
Work in process	17,558	17,699
Raw material and purchased parts	10,465	10,561

	$29,065	$29,499

Note 5—Comprehensive Income

    Comprehensive income is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
Net income	$9,634	$8,683	$4,965	$4,555
Foreign currency translation adjustments	(1,755)	(2,147)	(2,325)	(1,113)
Unrealized gains on marketable securities:
Unrealized holding gain (loss) during the period	464	(26)	19	1
Reclassification adjustment for gain included in net income	(909)	—	—	—

	$7,434	$6,510	$2,659	$3,443

Note 6—Business Segment Information

    Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended Ended March 31,
	2001	2000	2001	2000
Revenues:
Transportation systems	$101.3	$124.7	$51.0	$72.7
Defense	134.3	127.3	68.0	67.9

Total for reportable segments	235.6	252.0	119.0	140.6
Other revenues	12.5	11.6	5.4	6.1

	$248.1	$263.6	$124.4	$146.7

Operating profit:
Transportation systems	$10.4	$9.2	$5.9	$5.9
Defense	2.6	5.2	2.0	2.0

Total for reportable segments	13.0	14.4	7.9	7.9
Other profit	3.3	0.7	0.4	(0.2)
Interest expense	(1.8)	(1.8)	(0.9)	(0.9)

Income before income taxes	$14.5	$13.3	$7.4	$6.8

Note 7—Review by Independent Accountants

    A review of the data presented was made by Ernst & Young LLP, independent accountants, in accordance with established professional standards and procedures, and their report is included herein.

CUBIC CORPORATION
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
March 31, 2001

Results of Operations

    Revenues for the first half of fiscal 2001 were 7% lower than the first half of fiscal 2000, as the result of lower sales in the transportation segment, which more than offset higher sales in the defense segment. Second quarter sales in the transportation segment were down from last year, while defense sales in the quarter were virtually the same as in 2000.

    Transportation segment sales were impacted primarily by decreased activity on the Company's contract with the New York City Transit Authority and by decreased sales to train operating companies (TOC's) in the London area. The decrease in sales to the New York customer can be attributed to normal fluctuations in activity on this contract, as a major phase of the program was completed in the past year. The Company expects to continue to receive orders for additional work from this customer, as modernization of the system continues. The situation with the TOC's in London is uncertain in the near term, as many of the franchises are up for renewal soon, creating hesitancy on the part of these companies to invest in the upgrade of fare collection systems at this time. Management believes that the worldwide market for transportation systems and services will continue to grow and that the decline in sales in the current year should be temporary. Sales fluctuations are normal and inherent to the transportation systems business, due to the generally large size of contracts and unpredictability in the timing of contract awards. The Company continues to pursue large new transportation system and service opportunities, while working to develop further opportunities with its current customer base.

    Although transportation segment profits were impacted somewhat by the decrease in sales volume, increased profits from contracts in North America and the Far East, as well as European service contracts, improved the profit performance of this segment for the first half of the fiscal year. For the second quarter, these higher profit margins resulted in profits equivalent to the prior year, despite the drop in sales volume.

    The increase in defense segment sales for the first half of the year resulted from acquisitions made in fiscal 2000 and from growth in the computerized battlefield simulation and training business. As discussed in the first quarter report, profits during the period were negatively impacted by costs incurred related to an air combat training range the Company had hoped to sell to the Australian Ministry of Defence and by legal and consulting costs incurred related to the MILES 2000 contract. In addition, operating profits in the segment were impacted by increased research and development expenditures in the current year, incurred in pursuit of new business opportunities. These costs were partially offset by higher profits from the computerized battlefield simulation and training business.

    Other profits in the first half increased by $2.6 million over the previous year, primarily as a result of the sale of certain marketable securities at a profit, as mentioned in the first quarter.

Liquidity and Capital Resources

    Operating activities for the first half resulted in negative cash flows, primarily due to increases in accounts receivable in the defense segment. The Company had expected to see improvement in this situation in the second quarter, however, that did not occur until after the close of the quarter. Positive cash flows in the month following the end of the quarter more than offset the negative cash flows from operating activities for the first six months of the year. The Company expects that cash flows from operations will be positive for the fiscal year ending September 30, 2001.

    The Company's financial condition remains strong with working capital of $167 million and a current ratio of 3.3 to 1 at March 31, 2001. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future. The backlog of orders at March 31, 2001 was $765 million compared to $802 million at September 30, 2000 and $837 million at March 31, 2000.

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

PART II—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following exhibit is included herein:

  15—Independent Accountants' Review Report

(b)
No reports on Form 8-K were filed during the quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION
Date May 10, 2001	/s/ W. W. BOYLE W. W. Boyle Vice President and CFO
Date May 10, 2001	/s/ T. A. BAZ T. A. Baz Vice President and Controller

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1—FINANCIAL STATEMENTS CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)
CUBIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands)
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CUBIC CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2001
CUBIC CORPORATION ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS March 31, 2001
PART II—OTHER INFORMATION ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES