Form 10-Q
period 2001-06-30
CUBIC CORP /DE/
filed 2001-08-09
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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

Yes /x/    No / /

    As of July 20, 2001, Registrant had only one class of common stock of which there were 8,906,664 shares outstanding (after deducting 2,981,579 shares held as treasury stock).

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Sales	$370,449	$393,395	$127,289	$133,064
Other income	6,085	5,866	1,190	2,587

	376,534	399,261	128,479	135,651

Costs and expenses:
Cost of sales	287,194	310,655	99,160	105,721
Selling, general and administrative expenses	55,298	59,169	17,070	19,690
Research and development	6,722	4,517	2,542	1,478
Goodwill amortization	1,977	1,674	654	634
Interest	2,685	2,749	929	914

	353,876	378,764	120,355	128,437

Income before income taxes	22,658	20,497	8,124	7,214
Income taxes	7,700	7,100	2,800	2,500

Net income	$14,958	$13,397	$5,324	$4,714

Net income per share	$1.68	$1.50	$0.60	$0.53

Dividends per common share	$0.19	$0.19	$—	$—

Average shares of common stock outstanding	8,907	8,907	8,907	8,907

See accompanying notes.

CUBIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2001	September 30, 2000
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$72,224	$69,753
Marketable securities, available-for-sale	600	3,586
Accounts receivable	129,334	123,410
Inventories—Note 4	30,924	29,499
Deferred income taxes and other current assets	21,077	23,495

Total current assets	254,159	249,743

Property, plant and equipment—net	34,298	38,469
Goodwill, less amortization	20,855	23,193
Other assets	9,900	10,945

	$319,212	$322,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,007	$18,749
Customer advances	25,334	29,976
Other current liabilities	35,978	36,286
Income taxes payable	4,205	6,265

Total current liabilities	76,524	91,276

Long-term debt	50,000	50,000
Deferred compensation	5,386	5,051
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	216,903	203,637
Accumulated other comprehensive loss	(5,895)	(3,908)
Treasury stock at cost	(36,063)	(36,063)

	187,302	176,023

	$319,212	$322,350

Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See accompanying notes

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2001	2000
Operating Activities:
Net income	$14,958	$13,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,931	7,936
Changes in operating assets and liabilities	(18,577)	(4,928)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,312	16,405

Investing Activities:
Acqusition of business, net of cash acquired	—	(4,798)
Net additions to property, plant and equipment	(2,981)	(3,461)
Proceeds from sale of marketable securities	2,703	—

NET CASH USED IN INVESTING ACTIVITIES	(278)	(8,259)

Financing Activities:
Change in short-term borrowings	—	(6,220)
Change in long-term borrowings	—	(5,000)
Purchases of treasury stock	—	(7)
Dividends paid	(1,692)	(1,692)

NET CASH USED IN FINANCING ACTIVITIES	(1,692)	(12,919)

Effect of exchange rates on cash	(871)	81

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,471	(4,692)
Cash and cash equivalents at the beginning of the period	69,753	61,540

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$72,224	$56,848

See accompanying notes

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

Note 1—Basis for Presentation

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company's use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. Gains and losses from hedging activities are recognized when the hedged sale or purchase commitment is settled and the hedge is closed out. At June 30, 2001, the Company had foreign exchange contracts with a notional value of $38.2 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

Note 4—Inventories

    Inventories consist of the following (in thousands):

	June 30, 2001	September 30, 2000
Finished products	$653	$1,239
Work in process	19,307	17,699
Raw material and purchased parts	10,964	10,561

	$30,924	$29,499

Note 5—Comprehensive Income

    Comprehensive income is as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Net income	$14,958	$13,397	$5,324	$4,714
Foreign currency translation adjustments	(1,704)	(2,896)	51	(749)
Unrealized gains on marketable securities:
Unrealized holding gain during the period	506	294	42	320
Reclassification adjustment for (gain) loss included in net income	(789)	—	120	—

	$12,971	$10,795	$5,537	$4,285

Note 6—Business Segment Information

    Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Transportation systems	$150.0	$181.3	$48.7	$56.6
Defense	209.2	199.9	74.9	72.6

Total for reportable segments	359.2	381.2	123.6	129.2
Other revenues	17.3	18.1	4.9	6.5

	$376.5	$399.3	$128.5	$135.7

Operating profit:
Transportation systems	$16.2	$13.3	$5.8	$4.0
Defense	5.1	7.2	2.5	2.0

Total for reportable segments	21.3	20.5	8.3	6.0
Other profit	4.1	2.7	0.7	2.1
Interest expense	(2.7)	(2.7)	(0.9)	(0.9)

Income before income taxes	$22.7	$20.5	$8.1	$7.2

CUBIC CORPORATION
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

Results of Operations

    Revenues for the first three quarters of fiscal 2001 continued to be somewhat lower than in fiscal 2000, as the result of lower sales in the transportation segment. Third quarter sales were down about 4% overall from the previous year, with a slight increase in sales from the defense segment being offset by a decrease from the transportation segment.

    Transportation segment sales were lower primarily due to customer directed delays in the production of new equipment for Bay Area Rapid Transit and due to delays in the award of additional work by the New York City Transit Authority. The Company continued to make progress on the Prestige contract in London, and anticipates on-time completion of the equipment installation phase by August 2002. The Company is actively pursuing several large transportation systems projects and the market for automated transportation systems continues to be very promising.

    In spite of the decreased transportation sales volume this year, profit margins improved, resulting in higher profits from this segment for the first three quarters of the fiscal year. Management believes that the quality of earnings in the segment have improved due to the maturity of its customer base and the substantial completion of several contracts with lower profit margins. Management expects operating profits from the transportation segment to continue to be strong in the next year.

    The increase in defense segment sales in the third quarter and the first three quarters of the year, compared to fiscal 2000, resulted from acquisitions made in fiscal 2000 and from growth in the computerized battlefield simulation business. Profits of the defense segment improved in the third quarter compared to last year and have improved sequentially in each of the first three quarters of the current fiscal year. Management expects operating profits from this segment to continue to increase over the next year or so.

    Funded backlog at June 30, 2001 was $746,000,000 compared to $802,000,000 at September 30, 2000 and $785,000,000 at June 30, 2000. Total backlog, including un-funded customer orders, was $1,106,000,000 at June 30, 2001, compared to $1,071,000,000 at September 30, 2000 and $1,054,000,000 at June 30, 2000.

Liquidity and Capital Resources

    Cash flows from operating activities turned positive in the third quarter, as customer payments reduced the accounts receivable balance at the end of the quarter. The Company expects cash flow from operations to continue moderately positive through the end of the fiscal year.

    The Company's financial condition remains quite strong with working capital of $178 million and a current ratio of 3.3 to 1 at June 30, 2001. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future.

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

CUBIC CORPORATION
Date August 6, 2001	/s/ W. W. Boyle W. W. Boyle Vice President and CFO

Date August 6, 2001	/s/ T. A. Baz T. A. Baz Vice President and Controller

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)
CUBIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands)
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CUBIC CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) June 30, 2001
CUBIC CORPORATION ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS June 30, 2001
PART II—OTHER INFORMATION
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES