Form 10-K405
period 2001-09-30
CUBIC CORP /DE/
filed 2001-12-19
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2001

1-8931
Commission File Number

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (619) 277-6780

Common Stock	American Stock Exchange, Inc.
Title of each class	Name of exchange on which registered

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes /x/  No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant is: $192,855,000 as of November 23, 2001, based on the closing stock price on that date.

    Number of shares of common stock outstanding as of November 23, 2001: 8,906,664 (after deducting 2,981,579 shares held as treasury stock).

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

    The Company, its subsidiaries and divisions design, develop, manufacture and install products which are mainly electronic in nature, such as:

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

    The Company also performs a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance services related to products produced by the Company and others. The Company also manufactures replacement parts for its own such products. In addition, it operates a corrugated paper converting facility through its subsidiary, Consolidated Converting Company.

    Fiscal 2001 was a year in which the Company realized significant profit improvements in both the defense and transportation segments of the business, despite somewhat lower sales than in fiscal 2000. Acquisitions made in fiscal 2000 contributed to an increase in defense related sales in 2001, while sales in the transportation systems segment decreased primarily due to customer requested delays on a major contract in the U.S. The Company continued to make progress on the Prestige contract in London, and anticipates on-time completion of the equipment installation phase by August 2002.

    During fiscal year 2001, approximately 37% of the Company's total business was done, either directly or indirectly, with various agencies of the United States government. The remaining 63% of the business is classified as commercial.

    The Company's domestic products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

  (b)
  Financial Information Relating to Industry
  Segments and Classes of Products or Services.

    Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 2001, and follows at Item 14(a)(1) of this filing, on pages 33 through 34.

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

Backlog:

    Funded sales backlog of the defense segment at September 30, 2001 was $241 million compared to $265 million at September 30, 2000. Approximately $52 million of the September 30, 2001 funded backlog is not expected to be completed by September 30, 2002. Total backlog, including un-funded or unexercised customer orders, was $471 million at September 30, 2001 compared to $407 million at September 30, 2000.

Competition:

    The defense segment competes with organizations of varying size, including some of the largest corporations in the country. It is not possible to predict the extent of competition that present or future activities will encounter, particularly since the defense industry is subject to rapidly changing competitive conditions, customer requirements and technological developments.

TRANSPORTATION SYSTEMS

    The transportation systems segment designs, produces, installs and services electronic and mechanical revenue collection systems for mass transit projects, including railways and buses and is a leader in this industry, worldwide.

    The segment has been awarded large contracts by cities such as New York, Washington, D.C., San Francisco, Chicago, London, Shanghai and Guangzhou, China and Sydney, Australia. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1998 a joint venture, in which Cubic has 37.5% ownership, was awarded a contract called "PRESTIGE" to privatize the London Transport fare collection system. This contract is estimated to be worth a total of $1.75 billion over a 17 year period, making it the largest automatic fare collection contract ever awarded. Cubic's share of the work, including all options exercised to date, exceeds $500 million over the initial 12 year period of the contract, and if extended for the full 17 year period could exceed $700 million.

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

Backlog:

    Funded sales backlog of the transportation systems segment at September 30, 2001 was $497 million compared to $537 million at September 30, 2000. Approximately $345 million of the September 30, 2001 funded backlog is not expected to be completed by September 30, 2002. Total backlog, including un-funded or unexercised customer orders, was $624 million at September 30, 2001 compared to $664 million at September 30, 2000.

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

Backlog:

    Consolidated Converting Company had little sales backlog at September 30, 2001 and 2000. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

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

    The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $58 million, $67 million and $51 million in 2001, 2000 and 1999, respectively. The cost of Company sponsored research and development activities was $9.8 million, $7.0 million and $7.7 million in 2001, 2000, and 1999, respectively.

    The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

    There were approximately 4,000 persons employed by the Company and its subsidiaries at September 30, 2001.

    Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.

  (d)
  Financial Information about Foreign
  and Domestic Operations and Export Sales

    Information regarding foreign and domestic operations and export sales is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 2001, and follows at Item 14(a)(1) of this filing, on page 34.

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

    In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award. The Company believes the Court did not follow case law precedent established by the Ninth Circuit Court in reaching its decision and has appealed on that basis. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

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

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	2001		2000		2001	2000
Quarter ended:
	High	Low	High	Low
December 31	$37.50	$23.88	$23.00	$19.00
March 31	30.25	23.00	27.13	21.00	$.19	$.19
June 30	31.85	25.50	24.44	17.63
September 30	34.50	27.25	26.00	19.38	$.19	$.19

    On November 23, 2001, the closing price of the Company's common stock on the American Stock Exchange was $36.30.

    There were approximately 1400 shareholders of record of the Company's common stock as of November 23, 2001.

Item 6.  SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

	Years Ended September 30,
	2001	2000	1999	1998	1997
	(amounts in thousands, except per share data)
Results of Operations:
Sales	$501,679	$531,516	$510,759	$414,136	$388,154
Cost of sales	385,569	449,913	404,144	325,138	296,991
Selling, general and administrative expenses	76,052	76,016	75,725	77,721	66,349
Interest expense	3,601	3,729	4,313	1,962	1,837
Income taxes (benefit)	10,266	(433)	7,482	154	6,598
Net income	20,842	674	14,008	889	12,193
Average number of shares outstanding	8,907	8,907	8,907	8,917	8,975
Per Share Data:
Net income	$2.34	$0.08	$1.57	$0.10	$1.36
Cash dividends	0.38	0.38	0.38	0.38	0.38
Year-End Data:
Shareholders' equity	$190,895	$176,023	$182,965	$173,552	$175,320
Equity per share	21.43	19.76	20.54	19.48	19.60
Total assets	341,347	322,350	330,161	293,991	282,282
Long-term debt	50,000	50,000	50,000	5,000	10,000

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

Fiscal 2001 Compared to Fiscal 2000

    Fiscal 2001 was a year in which the company realized significant profit improvements in both major segments of the business, despite somewhat lower sales than in fiscal 2000. Management believes that the company is well positioned for growth in the markets it serves and to continue improvements in its operating profits.

    Transportation segment sales were lower by about 16% due to delays in new contract awards, customer requested production delays in San Francisco, and anticipated revenue declines in London and New York. The Company continued to make progress on the Prestige contract in London, and anticipates completion of the equipment installation phase in 2002. The Company is actively pursuing several large transportation systems projects and the market for automated fare collection equipment for public transportation systems continues to be very promising.

    In spite of the decreased transportation sales volume in fiscal 2001, improved profit margins resulted in higher profits from this segment. Management believes that earnings in the segment have improved due to the maturity of its customer base and the substantial completion of several contracts with lower profit margins. Management expects operating profits from the transportation segment to continue to be strong in the next year.

    Defense segment sales grew by nearly 4% for the year, with the most significant growth coming from its data link product line, which increased sales to the United Kingdom and U.S. governments during the year. In addition, acquisitions made in fiscal 2000 contributed to higher sales, as well as continued growth in defense related service activities, including the computerized battlefield simulation and operations and maintenance businesses. The growth from these products and services more than offset a decrease in revenues from the MILES 2000 contract with the U.S. government, which is nearing completion. The Company was awarded contracts for additional MILES work during the year, however, revenues from this product line in the near-term are not likely to be at the level they have been in recent years.

    Operating profits in the defense segment improved significantly from the loss incurred in fiscal 2000, and it is expected that profits from this segment will continue to improve over the next year. Increased sales volume from data links and the computerized battlefield simulation business resulted in higher operating profits from those product lines. However, the most significant improvement from 2000 to 2001 was due to the loss provision for the MILES 2000 contract recorded in the fourth quarter of fiscal 2000 not being repeated this year. Competition for combat training systems contracts continues to be substantial, resulting in low profit margins from this business area in recent years. However, the Company believes that it is well positioned to win significant future contracts for both air and ground combat training systems and to improve its profit margins.

    During fiscal 2001, the Company continued documentation and assessment of its entitlements with regard to the MILES 2000 contract. Management continues to believe, based on advice from its legal counsel, that it will ultimately be entitled to recover some or all of the cost overruns it incurred in performance of this contract. However, it continues to be management's assessment that the information currently available does not meet the criteria set forth in AICPA Statement of Position 81-1 to record estimated recoverable amounts as a receivable. Any amounts recoverable in the future will be recognized as revenue either upon realization of such amounts or satisfaction of the criteria of SOP 81-1, whichever comes earlier.

    Cost of sales as a percentage of sales decreased from 84.6% in fiscal 2000 to 76.9% in fiscal 2001. The high ratio in 2000 was caused by the loss provision recorded on the MILES contract. The fiscal 2001 ratio also represents improvement from 79.1% in fiscal 1999, resulting from higher profit margins in the transportation segment during fiscal year 2001, as described above.

    Selling, general and administrative (SG&A) expenses were virtually unchanged from 2000 to 2001, but increased to 15.2% of sales in fiscal 2001 from 14.3% of sales in fiscal 2000. SG&A expenses increased in the defense segment in proportion to the increase in sales. Although the transportation segment reduced SG&A spending slightly, the reductions were not as significant as the decrease in sales volume, primarily due to increased selling and proposal spending in pursuit of transportation systems opportunities.

    In 1997, the Company acquired a business in the United Kingdom, which at the time had a net operating loss carryforward (NOL) approximating $5.8 million. In 1998 the business incurred additional losses, giving rise to additional NOL amounts. Approximately $6 million of this additional NOL remained unused as of September 30, 2000, for a total NOL of $11.8 million at that date. The associated deferred tax asset amounted to approximately $3.5 million at September 30, 2000, against which the Company has maintained a valuation allowance of approximately $1.7 million, since the acquisition in 1997. In fiscal 2001, the Company was able to utilize all of the NOL, thereby realizing the full tax benefit and reducing the associated deferred tax asset to zero. As a result of this, the Company was able to reverse the $1.7 million valuation allowance and credit this amount to the goodwill balance established at the time of acquisition.

    The Company has determined that a business it acquired in Denmark in 1996 has an NOL totaling approximately $7.5 million which may be utilized in the future. A deferred tax asset of $2.4 million related to this NOL was established as of September 30, 2001, however, an offsetting reserve was also recorded due to the uncertainty of ultimate realization. If the NOL is utilized in the future, any benefit will reduce income tax expense in the period realized, as there was no goodwill recorded at the time of acquisition of this business.

    In June 2001, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.7 million net of taxes ($.19 per share) per year starting in fiscal 2002. The Company performed the first of the required impairment tests of goodwill as of October 1, 2001 and determined that there was no impairment at that date.

Fiscal 2000 Compared to Fiscal 1999

    Fiscal 2000 represented the Company's third consecutive year of growth in sales, setting a new record high for the Company. Defense segment sales increased by nearly 23%, while sales in the transportation segment decreased by 11%. The increase in defense sales came primarily from combat training range contracts won in previous years, and also reflected continued growth in the computerized battlefield simulation business. The decrease in transportation systems sales came primarily from European operations. Fiscal 1999 had seen a peak of activity as the PRESTIGE project got underway, with a significant amount of bus and underground gating equipment installed. In addition, there had been growth in sales of gating systems, in fiscal 1999, to train operating companies that service the London area. Although revenues from these activities continued strong in 2000, they decreased from the 1999 level.

    Net income decreased from $14 million in 1999 to less than $1 million in 2000 due to a loss provision made in the fourth quarter on the MILES contract with the U.S. government. This resulted in an operating loss of $23.6 million in the defense segment for the year. Lower sales volume from the profitable JSTARS product line also contributed to lower profit margins in the Cubic Defense Systems subsidiary. The lower JSTARS sales were more than offset by higher sales from combat training range systems, however, at lower profit margins. The rest of the defense segment generated modestly increased operating profits for the year.

    Operating profits in the transportation systems segment increased by 20% over the 1999 level. Profits from customer service activities and contracts in the Far East increased, while mature installations such as New York and Washington D.C. continued to provide a solid base of revenues and operating profits. Operating profits from the Company's European operations also increased modestly.

    The discontinuance of the video E-mail segment in the fourth quarter of fiscal 1999 accounted for the segment operating losses in fiscal 1999 not being repeated in fiscal 2000.

    Cost of sales as a percentage of sales increased from 79.1% in 1999 to 84.6% in 2000. This increase is attributable to the loss provision recorded on the MILES contract, as described above. Interest expense decreased due to a reduction of short-term borrowings and a scheduled payment made against long-term borrowings. At the same time, interest and dividend income increased, due to higher levels of cash and cash equivalents available for investment in 2000.

    SG&A expenses in 2000 increased modestly from 1999. Selling costs in the transportation systems segment were somewhat higher, as proposal and selling activities related to new business prospects increased over the prior year. Defense segment SG&A expenses also increased slightly due primarily to higher legal fees resulting from the MILES contract situation. SG&A expenses as a percentage of sales for 2000 dropped to 14.3% compared to 14.8% in 1999.

Financial Position and Liquidity

    In fiscal 2001, cash flows from operations were again positive, with cash flows from the transportation segment continuing to be very strong due to its profit performance. The defense business, while experiencing somewhat negative cash flows in 2001 due to growth in accounts receivable, is expected to turn that around in fiscal 2002 as profits improve and significant milestones are reached on certain contracts, triggering large customer payments.

    The Company's net deferred tax asset was $21.6 million at September 30, 2001 compared to $19.4 million at September 30, 2000. It is expected that the Company will generate sufficient taxable income in the future such that this net deferred tax asset will be realized.

    The Company recorded a charge of $2.3 million, net of applicable income taxes of $1.2 million, to Accumulated Other Comprehensive Income during the year ended September 30, 2001, due to the decline in market value of assets in its defined benefit pension plans. Pension accounting rules require that a minimum liability be recorded for the excess of the accumulated benefit obligation over the net assets of the plan, resulting in this charge. The Company believes that the decline in the value of pension plan assets is temporary, as it resulted from a steep decline in the stock market during the quarter ended September 30, 2001, and has improved considerably as of the date of this report.

    At September 30, 2001 the Company had working capital of $181 million and a current ratio of 2.9 to 1. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its short and long-term financing needs.

    Funded backlog at September 30, 2001 was $738,000,000 compared to $802,000,000 at September 30, 2000. Total backlog, including un-funded customer orders, was $1,095,000,000 at September 30, 2001 compared to $1,071,000,000 at September 30, 2000.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

    The Company invests in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. The Company maintains a short-term borrowing arrangement in the United Kingdom (U.K.), which is also tied to a floating interest rate (the U.K. base rate). The Company also has senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

    Interest income earned on the Company's short-term investments is affected by changes in the general level of U.S., U.K. and Danish interest rates. These income streams are generally not hedged. Interest expense incurred under the short-term borrowing arrangement is affected by changes in the general level of interest rates in the U.K. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed. However, the Company has in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding. The purpose of the swap is to tie the interest expense risk related to these borrowings to the interest income risk on the Company's short-term investments, thereby mitigating the Company's net interest rate risk. The Company believes that it is not significantly exposed to interest rate risk because of these activities. The was no interest rate swap outstanding at September 30, 2001.

Foreign Currency Exchange Risk

    In the ordinary course of business, the Company enters into firm sale and purchase commitments denominated in many foreign currencies. The Company has a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, German Mark, Singapore Dollar and Australian Dollar. These contracts are effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on the Company's foreign currency translation and transaction accounting policies. The Company also uses balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above), and having the option of paying off the debt using U.S. Dollar or British Pound funds. The Company believes that it is not significantly exposed to foreign currency exchange rate risk because of these activities.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 2001, are attached hereto, marked Pages 14 and 18 through 35.

    Report of Ernst & Young LLP, Independent Auditors
    See Page 14

    Consolidated Balance Sheets
    September 30, 2001 and 2000
    See Pages 19 and 20

    Consolidated Statements of Income
    Years ended September 30, 2001, 2000 and 1999
    See Page 21

    Consolidated Statements of Changes in Shareholders' Equity
    Years ended September 30, 2001, 2000 and 1999
    See Page 22

    Consolidated Statements of Cash Flows
    Years ended September 30, 2001, 2000 and 1999
    See Page 23

    Notes to Consolidated Financial Statements
    September 30, 2001
    See Pages 24 through 35

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Cubic Corporation

    We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                      Ernst & Young LLP

San Diego, California
November 20, 2001

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding "Certain Relationships and Related Transactions" is included in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2001, and follows at Item 14(a)(1) of this filing, on page 36.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this Report:

(1)
The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

      Consolidated Balance Sheets
      September 30, 2001 and 2000

      Consolidated Statements of Income
      Years ended September 30, 2001, 2000 and 1999

      Consolidated Statements of Changes in Shareholders' Equity
      Years ended September 30, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows
      Years ended September 30, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements
      September 30, 2001

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
Financial Statement Schedules

    None

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION
December 17, 2001 Date	/s/ WALTER J. ZABLE WALTER J. ZABLE, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

December 17, 2001 Date	/s/ WALTER J. ZABLE WALTER J. ZABLE, President, Chief Executive Officer and Chairman of the Board of Directors
December 17, 2001 Date	/s/ WALTER C. ZABLE WALTER C. ZABLE, Vice President and Vice Chairman of the Board of Directors
December 17, 2001 Date	/s/ RICHARD C. ATKINSON RICHARD C. ATKINSON, Director
December 17, 2001 Date	/s/ WALTER E. FAIRBANKS WALTER E. FAIRBANKS, Director
December 17, 2001 Date	/s/ ROBERT T. MONAGAN ROBERT T. MONAGAN, Director
December 17, 2001 Date	/s/ RAYMOND E. PEET RAYMOND E. PEET, Director
December 17, 2001 Date	/s/ WILLIAM W. BOYLE WILLIAM W. BOYLE, Director, Vice President and Chief Financial Officer
December 17, 2001 Date	/s/ THOMAS A. BAZ THOMAS A. BAZ, Vice President and Corporate Controller, Principal Accounting Officer

ITEM 8, ITEM 14(a)(1) and (2),(c) and (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXHIBITS

Cubic Corporation

Year Ended September 30, 2001

San Diego, California

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	2000
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,837	$69,753
Marketable securities, available-for-sale	584	3,586
Accounts receivable:
Trade and other receivables	13,087	12,063
Long-term contracts	129,064	111,804
Allowance for doubtful accounts	(635)	(457)

	141,516	123,410
Inventories	30,386	29,499
Deferred income taxes	20,257	18,818
Prepaid expenses and other current assets	6,526	4,677

TOTAL CURRENT ASSETS	276,106	249,743

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	12,838	12,838
Buildings and improvements	23,918	23,671
Machinery and other equipment	75,479	77,140
Leasehold improvements	2,856	2,803
Allowance for depreciation and amortization	(81,715)	(77,983)

	33,376	38,469

OTHER ASSETS
Deferred income taxes	1,309	595
Goodwill, less amortization	18,927	23,193
Miscellaneous other assets	11,629	10,350

	31,865	34,138

TOTAL ASSETS	$341,347	$322,350

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable	$11,889	$18,749
Customer advances	30,479	29,976
Accrued compensation	21,011	18,519
Accrued pension liability	6,553	1,460
Other current liabilities	14,641	16,307
Income taxes payable	10,321	6,265

TOTAL CURRENT LIABILITIES	94,894	91,276

LONG-TERM DEBT	50,000	50,000
OTHER LIABILITIES
Deferred compensation	5,558	5,051
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized—20,000,000 shares Issued—11,888,243 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	221,095	203,637
Accumulated other comprehensive loss	(6,494)	(3,908)
Treasury stock at cost: 2001—2,981,579 shares 2000—2,981,554 shares	(36,063)	(36,063)

	190,895	176,023

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$341,347	$322,350

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2001	2000	1999
	(amounts in thousands, except per share data)
Revenues:
Sales	$501,679	$531,516	$510,759
Interest and dividends	3,915	3,819	1,602
Other income	3,129	3,890	3,160

	508,723	539,225	515,521
Costs and expenses:
Cost of sales	385,569	449,913	404,144
Selling, general and administrative expenses	76,052	76,016	75,725
Research and development	9,755	6,999	7,727
Goodwill amortization	2,638	2,327	2,122
Interest	3,601	3,729	4,313

	477,615	538,984	494,031

Income before income taxes	31,108	241	21,490
Income taxes (benefit)	10,266	(433)	7,482

Net income	$20,842	$674	$14,008

Basic and diluted net income per common share	$2.34	$0.08	$1.57

Average number of common shares outstanding	8,907	8,907	8,907

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Comprehensive Income (Loss)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Additional Paid-in Capital	Common Stock
	(in thousands except per share amounts)
October 1, 1998		$(36,056)	$1,527	$195,724	$12,123	$234
Comprehensive income:
Net income	$14,008			14,008
Unrealized holding gains on marketable securities	150		150
Foreign currency translation adjustment	(1,360)		(1,360)

Comprehensive income	$12,798

Cash dividends paid—$.38 per share of common stock				(3,385)

September 30, 1999		(36,056)	317	206,347	12,123	234
Comprehensive income (loss):
Net income	$674			674
Unrealized holding gains on marketable securities—net of applicable income taxes of $390	575		575
Foreign currency translation adjustment	(4,800)		(4,800)

Comprehensive income (loss)	$(3,551)

Cash dividends paid—$.38 per share of common stock				(3,384)
Treasury stock purchases		(7)

September 30, 2000		(36,063)	(3,908)	203,637	12,123	234
Comprehensive income:
Net income	$20,842			20,842
Unrealized holding gains on marketable securities—net of applicable income taxes of $117	495		495
Reclassification adjustment for gain on sale of marketable securities included in net income—net of applicable income taxes of $515	(789)		(789)
Additional minimum pension liability—net of applicable income taxes of $1,222	(2,270)		(2,270)
Foreign currency translation adjustment	(22)		(22)

Comprehensive income	$18,256

Cash dividends paid—$.38 per share of common stock				(3,384)

September 30, 2001		$(36,063)	$(6,494)	$221,095	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2001	2000	1999
	(in thousands)
Operating Activities:
Net income	$20,842	$674	$14,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,795	11,378	10,236
Deferred income taxes	1,052	(9,760)	1,636
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,444)	13,930	15,270
Inventories	(871)	10,828	2,798
Prepaid expenses	(1,838)	2,043	(366)
Accounts payable and other current liabilities	(6,285)	414	6,899
Customer advances	476	5,701	(3,346)
Income taxes	4,049	1,390	3,347
Other items—net	(3,012)	2,040	(1,151)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,764	38,638	49,331

Investing Activities:
Acquisition of businesses, net of cash acquired	—	(11,738)	—
Sale of marketable securities	3,557	21	434
Purchases of property, plant and equipment	(4,375)	(4,505)	(11,511)
Other items—net	27	97	1,778

NET CASH USED IN INVESTING ACTIVITIES	(791)	(16,125)	(9,299)

Financing Activities:
Change in short-term borrowings	—	(6,118)	(23,463)
Long-term borrowing	—	—	50,000
Principal payments on long-term debt	—	(5,000)	(5,000)
Purchases of treasury stock	—	(7)	—
Dividends paid to shareholders	(3,384)	(3,384)	(3,385)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,384)	(14,509)	18,152

Effect of exchange rates on cash	495	209	(144)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,084	8,213	58,040
Cash and cash equivalents at the beginning of the year	69,753	61,540	3,500

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$76,837	$69,753	$61,540

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated. The consolidation of foreign subsidiaries requires financial statement translation in accordance with FASB Statement No. 52. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. As of September 30, 2001, the effects of foreign currency translation have reduced shareholders' equity by approximately $4.4 million, due to the strength of the U.S. Dollar in relation to the British Pound, Danish Kroner and the New Zealand Dollar, while the impact on the Company's results of operations and cash flows has not been significant.

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

    Fair Value of Financial Instruments:  Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates the fair value because of the short-term maturity of these instruments. Receivables consist primarily of amounts due from U. S. and foreign governments for defense products and local government agencies for transportation systems. Due to the nature of its customers, the Company generally does not require collateral.

    Marketable Securities, Available-for-Sale:  Marketable securities are classified as available-for-sale and are stated at fair market value. The excess of fair market value over cost at September 30, 2001 and 2000 is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet and amounted to $218,000 and $725,000 at September 30, 2001 and 2000, respectively, net of applicable income taxes.

    Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs, the amounts remaining in inventory at September 30, 2001 and 2000 were immaterial.

    Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $10,157,000, $9,045,000, and $8,037,000 in 2001, 2000 and 1999, respectively.

    Goodwill:  Goodwill is amortized on a straight-line basis over periods ranging from 3 to 15 years. Accumulated amortization at September 30, 2001 and 2000 was $13,709,000 and $11,064,000, respectively.

    Impairment of Long-Lived Assets:  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

    Revenue Recognition:  Sales under long-term contracts are recognized as costs are incurred and fees are earned on cost-plus-fee contracts, and as costs are incurred and estimated profits are earned on long-term, fixed price contracts. Such estimated profits are computed by applying the various percentages of completion of the contracts to the estimated ultimate profits. Provisions are made on a current basis to fully recognize any anticipated losses on contracts. Cash received prior to revenue recognition is classified as customer advances.

    Derivative Financial Instruments:  The Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) effective October 1, 2000. Adoption of SFAS 133 has not materially affected the results of operations or financial position of the Company. The Company's use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. At September 30, 2001, the Company had foreign exchange contracts with a notional value of $32.7 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

    New Accounting Pronouncements:  In June 2001, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.7 million net of taxes ($.19 per share) per year starting in fiscal 2002. The Company performed the first of the required impairment tests of goodwill as of October 1, 2001 and determined that there was no impairment at that date.

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

    A portion of the Company's subcontract with Transys obligates the Company to produce and install, over a four-year period, equipment which is generally similar to that previously provided to London Transport (the ultimate customer). Under the terms of the subcontract, the revenue to be realized, and therefore the ultimate profitability of this portion of the subcontract, could vary substantially if the Company fails to meet the delivery and installation schedule. To date, the Company has met the delivery and installation schedule of the contract and believes it has the capability to continue to meet these performance requirements and to realize the expected profits from this subcontract.

    Reclassification:  Certain prior period amounts have been reclassified to conform to current period classifications.

NOTE 2—INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    The Company owns 37.5% of the common stock of Transys, an unconsolidated joint venture company in the United Kingdom. This joint venture was formed to bid on a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to privatize the London Transport fare collection system. In August 1998, Transys was awarded the contract and began operations. Through September 30, 2001, over $560 million of the work to be performed by Transys has been subcontracted to the Company as a part of the joint venture arrangement. The long-term debt of Transys is non-recourse to Cubic. Summarized financial information for this unconsolidated joint venture is as follows:

	September 30,
	2001	2000
	(in millions)
Balance Sheets:
Current assets	$39.2	$27.7
Non-current unbilled contract accounts receivable	198.2	153.1

Total Assets	$237.4	$180.8

Current liabilities	$16.8	$13.4
Long-term debt	220.6	167.4
Equity	—	—

Total Liabilities and Equity	$237.4	$180.8

	Years ended September 30,
	2001	2000	1999
	(in millions)
Statement of Income:
Sales	$118.8	$146.0	$126.9
Operating profit	$—	$—	$—
Net income	$—	$—	$—

    The terms of Transys' subcontracts with the Company and other parties to the joint venture provide for the pass-through of virtually all revenues from London Transport. As a result, Transys has operated on a break-even basis and is expected to continue to do so.

NOTE 3—ACCOUNTS RECEIVABLE

    The components of accounts receivable under long-term contracts are as follows:

	September 30,
	2001	2000
	(in thousands)
U.S. Government Contracts:
Amounts billed	$23,380	$17,904
Recoverable costs and accrued profits on progress completed—not billed	23,173	26,567

	46,553	44,471
Commercial Customers:
Amounts billed	25,597	23,544
Recoverable costs and accrued profits on progress completed—not billed	56,914	43,789

	82,511	67,333

	$129,064	$111,804

    A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that substantially all of the unbilled portion of receivables will be billed under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during 2002.

NOTE 4—INVENTORIES

    Inventories are classified as follows:

	September 30,
	2001	2000
	(in thousands)
Finished products	$1,528	$1,239
Work in process	19,020	17,699
Materials and purchased parts	9,838	10,561

	$30,386	$29,499

NOTE 5—FINANCING ARRANGEMENTS

    Long-term debt consists of the following:

	September 30,
	2001	2000
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 commencing November 2004. Interest at 6.31% is payable semi-annually in November and May.	$40,000	$40,000
Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 commencing November 2002. Interest at 6.11% is payable semi-annually in November and May.	10,000	10,000

	$50,000	$50,000

    The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the Transys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2001, the most restrictive covenant under these agreements leaves consolidated retained earnings of $24.4 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity. If the Company violates any of these covenants it may be required to provide collateral for the guarantees. To date, there have been no such violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

    The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $14.7 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 2001, there was no amount outstanding under this borrowing arrangement.

    Maturities of long-term debt for each of the five years in the period ending September 30, 2006, are as follows: 2002—$0; 2003—$1,429,000; 2004—$1,429,000; 2005—$5,429,000; 2006—$5,429,000; thereafter—$36,284,000. Interest paid amounted to $3,631,000, $3,806,000, and $3,262,000 in 2001, 2000, and 1999, respectively.

    As of September 30, 2001 the Company had letters of credit and bank guarantees outstanding totaling $21.6 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $6.1 million as of September 30, 2001, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance liabilities recorded on the balance sheet as of September 30, 2001 are adequate to meet the underlying obligations. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

NOTE 6—COMMITMENTS

    The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2009. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $3,613,000, $3,777,000, and $4,172,000 in 2001, 2000, and 1999, respectively.

    Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 2001 (in thousands):

2002	$2,736
2003	2,173
2004	1,819
2005	1,047
2006	637
Thereafter	385

$8,797

NOTE 7—CONTINGENT GAIN

    In the year ended September 30, 2000, the Company recorded a loss provision of $18.2 million, after applicable income taxes of $11.6 million, due to growth in estimated costs to complete its Multiple Integrated Laser Engagement System (MILES) contract with the U.S. government. The Company believes that this growth in costs was the result of contract changes and delays caused by the government and is pursuing recovery from the customer. Management believes that the contract provides a legal basis for a claim and that it may ultimately recover some or all of this amount. However, due to the complexity of the contract and the inherent uncertainties in the claims resolution process, it is not possible to reliably estimate the amount of recovery at this time. Therefore, in accordance with AICPA Statement of Position 81-1, the Company has not recorded revenues that are contingent upon the collection of claims. The Company will continue to pursue recovery of the costs through contract variations, equitable adjustments and/or claims. Any amounts recoverable in the future to offset these costs will be recognized as revenue and profits either upon realization of such amounts or satisfaction of the criteria of SOP 81-1, whichever comes earlier.

NOTE 8—INCOME TAXES

    Significant components of the provision (benefit) for income taxes are as follows:

	Years ended September 30,
	2001	2000	1999
	(in thousands)
Current (credit):
Federal	$4,089	$4,821	$3,885
State	1,665	(84)	1,355
Foreign	3,460	4,590	606

Total current	9,214	9,327	5,846

Deferred (credit):
Federal	(2,369)	(8,543)	(2,911)
State	149	(1,241)	(116)
Foreign	3,272	24	4,663

Total deferred	1,052	(9,760)	1,636

Total income tax expense (benefit)	$10,266	$(433)	$7,482

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2001	2000
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$5,736	$3,120
Inventory reserves and long-term contract accounting	13,502	13,679
Self-insurance and other reserves	2,665	2,738
Deferred compensation	2,034	1,850
Foreign net operating loss carryforwards	2,460	3,526
Other	1,593	1,040

Total deferred tax assets	27,990	25,953
Valuation allowance for deferred tax assets	(2,460)	(1,770)

Net deferred tax assets	25,530	24,183

Deferred tax liabilities:
Tax over book depreciation	194	471
Leveraged lease accounting	1,335	1,335
Prepaid expenses	670	642
State taxes	781	1,043
Other	984	1,279

Total deferred tax liabilities	3,964	4,770

Net deferred tax assets	$21,566	$19,413

    In 1997, the Company acquired a business in the United Kingdom, which at the time had a net operating loss carryforward (NOL) approximating $5.8 million. In 1998 the business incurred additional losses, giving rise to additional NOL amounts. Approximately $6 million of this additional NOL remained unused as of September 30, 2000, for a total NOL of $11.8 million at that date. The associated deferred tax asset amounted to approximately $3.5 million at September 30, 2000, against which the Company has maintained a valuation allowance of approximately $1.7 million, since the acquisition in 1997. In fiscal 2001, the Company was able to utilize all of the NOL, thereby realizing the full tax benefit and reducing the associated deferred tax asset to zero. As a result of this, the Company was able to reverse the $1.7 million valuation allowance and credit this amount to the goodwill balance established at the time of acquisition.

    In fiscal 2001 the Company determined that a business it acquired in Denmark in 1996 has an NOL totaling approximately $7.5 million which may be utilized in the future. A deferred tax asset of $2.4 million related to this NOL was established as of September 30, 2001, however, an offsetting valuation allowance was also recorded due to the uncertainty of ultimate realization. If the NOL is utilized in the future, any benefit will reduce income tax expense in the period realized, as there was no goodwill recorded at the time of acquisition of this business.

    The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Years ended September 30,
	2001	2000	1999
	(in thousands)
Tax at federal statutory rate	$10,888	$84	$7,522
State income taxes, net of federal tax benefit	1,179	(861)	805
Tax exempt interest and dividend income	(276)	(469)	(36)
Foreign sales corporation	(565)	(374)	(530)
Non-deductible expenses	457	1,912	427
Effect of change in tax rates on deferred tax asset	—	321	(176)
Tax effect from foreign subsidiaries	(565)	(545)	(386)
Tax credits and other	(852)	(501)	(144)

	$10,266	$(433)	$7,482

    The Company made income tax payments, net of refunds, totaling $5,158,000, $7,782,000, and $2,513,000 in 2001, 2000, and 1999, respectively.

    Income (loss) before income taxes includes the following components:

	Years ended September 30,
	2001	2000	1999
	(in thousands)
United States	$10,845	$(14,781)	$7,763
Foreign	20,263	15,022	13,727

Total	$31,108	$241	$21,490

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $36.9 million at September 30, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

    The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $7,998,000, $7,422,000 and $7,225,000 in 2001, 2000 and 1999, respectively.

    Approximately one-half of the Company's non-union employees in the U.S are covered by a non-contributory defined benefit pension plan. Approximately one-half of the Company's European employees are covered by a contributory defined benefit pension plan. The Company's funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for this plan and the net amount recognized in the Consolidated Balance Sheets:

	September 30,
	2001	2000
	(in thousands)
Change in benefit obligation:
Net benefit obligation at the beginning of the year	$64,810	$57,743
Service cost	4,027	3,695
Interest cost	4,971	4,486
Actuarial loss	804	965
Participant contributions	636	663
Gross benefits paid	(1,134)	(1,434)
Foreign currency exchange rate changes	46	(1,308)

Net benefit obligation at the end of the year	74,160	64,810

Change in plan assets:
Fair value of plan assets at the beginning of the year	69,697	64,015
Actual return on plan assets	(10,435)	6,021
Employer contributions	1,713	1,662
Participant contributions	636	663
Gross benefits paid	(1,134)	(1,434)
Administrative expenses	(46)	(63)
Foreign currency exchange rate changes	6	(1,167)

Fair value of plan assets at the end of the year	60,437	69,697

Net amount recognized:
Funded status	(13,723)	4,887
Unrecognized net actuarial loss (gain)	10,665	(6,342)
Unrecognized prior service cost	(3)	(5)

Net amount recognized	$(3,061)	$(1,460)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(3,061)	$(1,460)
Additional minimum liability	(3,492)	—
Deferred tax asset	1,222	—
Accumulated other comprehensive loss	2,270	—

Net amount recognized	$(3,061)	$(1,460)

    The components of net periodic pension cost for these plans are as follows:

	Years ended September 30,
	2001	2000	1999
	(in thousands)
Service cost	$4,027	$3,695	$3,821
Interest cost	4,971	4,486	3,826
Expected return on plan assets	(5,721)	(5,222)	(4,571)
Amortization of:
Transition asset	—	—	(21)
Prior service cost	(2)	(2)	(3)
Actuarial (gain) loss	(139)	(35)	33
Administrative expenses	171	158	196

Net pension cost	$3,307	$3,080	$3,281

Weighted-average assumptions:
Discount rate	7.2%	7.6%	7.5%
Expected return on plan assets	8.4%	8.3%	8.3%
Rate of compensation increase	4.9%	5.0%	4.6%

NOTE 10—RELATED PARTY TRANSACTION

    In October 1992, a trust established by Mr. and Mrs. Walter J. Zable entered into an agreement with the Company whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed or added to income in the year incurred. The amount added to income in 2001, 2000 and 1999 was $482,000, $45,000 and $254,000, respectively. As of September 30, 2001, the cash surrender value of the policy exceeded the total of all premium payments made by the Company through that date.

NOTE 11—LEGAL MATTER

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

    In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award. The Company believes the Court did not follow case law precedent established by the Ninth Circuit Court in reaching its decision and has appealed on that basis. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

NOTE 12—BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

    The Company has two primary business segments: transportation systems and defense, and one segment, software development, which is reportable due to the significance of losses incurred in 1999. The transportation systems segment designs, produces, installs and services electronic and mechanical revenue collection systems for mass transit projects, including railways and buses. The defense segment consists of five operating units that perform work under U.S. and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, avionics systems, transceivers and receivers. The software development segment had developed high-speed video and audio compression software for applications including electronic mail and surveillance. The Company discontinued this business in 1999 and does not expect significant revenues or expenses to be generated by it in the future.

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

    Business segment financial data is presented below:

	Years ended September 30,
	2001	2000	1999
	(in millions)
Revenues:
Transportation systems	$204.9	$243.8	$274.1
Defense	282.1	271.7	219.5
Software development	—	—	1.8
Other	14.7	16.0	15.4

Total segment revenues	501.7	531.5	510.8
Other	7.0	7.7	4.7

Total consolidated revenues	$508.7	$539.2	$515.5

Operating profit (loss):
Transportation systems	$23.3	$21.5	$17.9
Defense	7.6	(23.6)	9.7
Software development	—	—	(4.8)
Other	0.5	1.3	1.2

Total segment operating profit (loss)	31.4	(0.8)	24.0
Other	3.3	4.7	1.8
Interest expense	(3.6)	(3.7)	(4.3)

Income before income taxes	$31.1	$0.2	$21.5

Assets:
Transportation systems	$83.9	$91.6	$125.5
Defense	148.4	131.2	121.4
Software development	—	—	0.2
Other	3.4	3.1	3.6

Total segment assets	235.7	225.9	250.7
Other	105.6	96.5	79.3

Total consolidated assets	$341.3	$322.4	$330.0

Depreciation and amortization:
Transportation systems	$4.6	$5.4	$4.5
Defense	7.5	5.3	4.8
Other	0.1	0.1	0.2

Total segment depreciation and amortization	12.2	10.8	9.5
Other	0.6	0.6	0.7

Total consolidated depreciation and amortization	$12.8	$11.4	$10.2

Expenditures for long-lived assets:
Transportation systems	$1.5	$2.4	$5.0
Defense	2.2	1.6	5.9
Other	0.1	0.3	0.1

Total segment expenditures	3.8	4.3	11.0
Other	0.6	0.2	0.5

Total consolidated expenditures for long-lived assets	$4.4	$4.5	$11.5

Geographic Information:
Revenues(a):
United States	$279.3	$289.2	$259.3
United Kingdom	149.8	166.7	183.6
Far East	32.5	36.4	43.0
Other foreign countries	47.1	46.9	29.6

Total consolidated revenues	$508.7	$539.2	$515.5

	(a) Revenues are attributed to countries or regions based on the location of customers.
Long-lived assets, net:
United States	$50.4	$54.4	$59.8
United Kingdom	10.6	14.2	19.0
Other foreign countries	2.9	3.4	0.4

Total consolidated long-lived assets, net	$63.9	$72.0	$79.2

    Defense segment revenues include $183.5 million, $197.2 million and $168.6 million in 2001, 2000 and 1999, respectively, of sales to United States Government agencies. Transportation systems revenues include $76.3 million, $91.3 million, and $104.5 million of sales to Transys in 2001, 2000 and 1999, respectively. No other single customer accounts for 10% or more of the Company's revenue.

NOTE 13—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended September 30, 2001 and 2000:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2001
Net sales	$120,334	$122,826	$127,289	$131,230
Gross profit	25,841	29,285	28,129	32,855
Net income	4,669	4,965	5,324	5,884
Net income per share	0.52	0.56	0.60	0.66
Fiscal 2000
Net sales	$115,398	$144,933	$133,064	$138,121
Gross profit (loss)	27,186	28,211	27,343	(1,137)
Net income (loss)	4,127	4,556	4,714	(12,723)
Net income (loss) per share	0.46	0.51	0.53	(1.42)

QuickLinks

PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
  Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Report of Ernst & Young LLP, Independent Auditors
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CUBIC CORPORATION CONSOLIDATED BALANCE SHEETS
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF INCOME
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
CUBIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001