Form 10-Q
period 2001-12-31
CUBIC CORP /DE/
filed 2002-02-07
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001

1-8931
Commission File Number

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware State of Incorporation	95-1678055 IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

As of February 1, 2002, Registrant had only one class of common stock of which there were 8,906,664 shares outstanding (after deducting 2,981,579 shares held as treasury stock).

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2001	2000
Revenues:
Sales	$123,877	$120,334
Other income	1,278	3,375

	125,155	123,709

Costs and expenses:
Cost of sales	93,301	94,493
Selling, general and administrative expenses	20,067	19,258
Research and development	2,605	2,005
Interest	891	884

	116,864	116,640

Income before income taxes	8,291	7,069
Income taxes	2,600	2,400

Net income	$5,691	$4,669

Basic and diluted net income per common share	$0.64	$0.52

Average shares of common stock outstanding	8,907	8,907

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2001	September 30, 2001
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$83,198	$76,837
Marketable securities, available-for-sale	604	584
Accounts receivable	133,888	141,516
Inventories	38,613	30,386
Deferred income taxes and other current assets	26,172	26,783

Total current assets	282,475	276,106

Property, plant and equipment—net	33,149	33,376
Goodwill, less amortization	18,836	18,927
Other assets	12,723	12,938

	$347,183	$341,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$11,057	$11,889
Customer advances	29,181	30,479
Other current liabilities	43,921	42,205
Income taxes payable	10,314	10,321

Total current liabilities	94,473	94,894

Long-term debt	50,000	50,000
Deferred compensation	6,219	5,558
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	226,786	221,095
Accumulated other comprehensive loss	(6,589)	(6,494)
Treasury stock at cost	(36,063)	(36,063)

	196,491	190,895

	$347,183	$341,347

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2001	2000
Operating Activities:
Net income	$5,691	$4,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,873	2,480
Changes in operating assets and liabilities	628	(16,245)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	8,192	(9,096)

Investing Activities:
Net additions to property, plant and equipment	(1,615)	(1,125)
Proceeds from sale of marketable securities	—	2,310
Other items—net	(7)	(3,044)

NET CASH USED IN INVESTING ACTIVITIES	(1,622)	(1,859)

Effect of exchange rates on cash	(209)	409

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,361	(10,546)
Cash and cash equivalents at the beginning of the period	76,837	69,753

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$83,198	$59,207

See accompanying notes

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2001

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

Note 2—Per Share Amounts

        Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Note 3—Inventories

        Inventories consist of the following (in thousands):

	December 31, 2001	September 30, 2001
Finished products	$1,532	$1,528
Work in process	27,624	19,020
Raw material and purchased parts	9,457	9,838

	$38,613	$30,386

Note 4—Change in Accounting

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

        As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect in the quarter ended December 31, 2000 (in thousands, except per share data):

	Three Months Ended December 31,
	2001	2000
Reported net income	$5,691	$4,669
Add back goodwill amortization, net of tax of $225,000	—	436

Adjusted net income	$5,691	$5,105

Basic and diluted net income per common share:
Reported net income	$0.64	$0.52
Add back goodwill amortization, net of tax	—	0.05

Adjusted net income	$0.64	$0.57

Note 5—New Accounting Pronouncement

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management believes the impact on the financial statements of the Company will be immaterial.

Note 6—Comprehensive Income

        Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,
	2001	2000
Net income	$5,691	$4,669
Foreign currency translation adjustments	(108)	570
Unrealized gains on marketable securities:
Unrealized holding gain during the period	13	445
Reclassification adjustment for (gain) loss included in net income	—	(909)

	$5,596	$4,775

Note 7—Segment Information

        Business segment financial data is as follows (in millions):

	Three Months Ended December 31,
	2001	2000
Revenues:
Transportation systems	$43.7	$50.3
Defense	76.4	66.3

Total for reportable segments	120.1	116.6
Other revenues	5.1	7.1

	$125.2	$123.7

Operating profit:
Transportation systems	$4.2	$4.5
Defense	3.7	0.6

Total for reportable segments	7.9	5.1
Other profit	1.3	2.9
Interest expense	(0.9)	(0.9)

Income before income taxes	$8.3	$7.1

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2001

Forward-Looking Statements

        In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as may, likely, anticipate, hope, estimate, plan, potential, promising, feel, expect, should, and confident. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

Results of Operations

        Sales for the quarter ended December 31, 2001 increased approximately 3% compared to the same quarter in the previous year due to higher sales from the company's defense segment. At the same time, net income increased approximately 22%, due to improved operating profits from the defense segment. While the profit improvements came from the defense segment, the transportation segment continued to provide more than half of total operating profits. Operating profits for the two segments increased from $5.1 million in the first quarter of last year to $7.9 million this year. Of this increase, $661 thousand resulted from a change in accounting for goodwill, as described below. Therefore, on a comparable basis, operating profits increased by 36% from last year.

        The defense segment generated increased sales in the quarter, compared to last year, primarily from its data link and training systems product lines. Operating profit improvement came from air and ground combat training systems, most significantly because operating profits in the first quarter of last year had been reduced by costs incurred related to a cancelled purchase request for an air combat training program in Australia. In addition, operating profits in the battlefield simulations business also improved from last year.

        Transportation segment sales were lower primarily due to an expected lower level of activity on the Prestige contract in London and due to lower revenues from contracts in the Far East, which are nearing completion. Operating profits for the quarter in the transportation segment were down about $300 thousand from the previous year due to an accrual of $900 thousand for severance costs related to the planned closing of a remote facility in western England. During the quarter, management notified employees of its plans to consolidate facilities in the London area and subsequent to the end of the quarter the Company has acquired a new facility south of London. These events do not reflect a decline in business prospects, but rather a move to gain greater efficiency by bringing operations together into one facility and in closer proximity to key customers. The acquisition of this building is indicative of management's optimistic view of the long-term prospects for transportation systems business in Europe.

        Other revenues and profits were lower in the quarter ended December 31, 2001 than in the same quarter of the previous year, primarily due to a one-time gain of $1.4 million from the sale of marketable securities last year. In addition, investment income was lower than last year due to lower interest rates earned on the Company's investments in cash and cash equivalents.

        Total backlog, including un-funded customer orders, was $1,102,000,000 at December 31, 2001, compared to $1,095,000,000 at September 30, 2001 and $1,029,000,000 at December 31, 2000. Included

in the above amounts was funded backlog of $762,000,000 at December 31, 2001, $737,000,000 at September 30, 2001 and $760,000,000 at December 31, 2000.

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

        As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. Application of the nonamortization provisions of the Statement resulted in an increase in net income for the quarter ended December 31, 2001 of approximately $400 thousand after applicable income taxes ($.05 per share).

Liquidity and Capital Resources

        Cash flows from operating activities were positive in the quarter ended December 31, 2001, due primarily to the net income earned in the quarter. Work in process inventory increased during the quarter, related primarily to the building of various devices for the Prestige project, and is expected to decrease to a more normal level later in the year as the equipment is delivered. Accounts receivable decreased by a comparable amount, offsetting this increase in inventory. The Company expects cash flow from operations to continue to be positive for the fiscal year.

        The Company's financial condition remains quite strong with working capital of $188 million and a current ratio of 3.0 to 1 at December 31, 2001. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future.

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

CUBIC CORPORATION
Date February 5, 2002	/s/ W. W. BOYLE W. W. Boyle Vice President and CFO
Date February 5, 2002	/s/ T. A. BAZ T. A. Baz Vice President and Controller

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1—FINANCIAL STATEMENTS CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)
CUBIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands)
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CUBIC CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) December 31, 2001
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS December 31, 2001
PART II—OTHER INFORMATION
SIGNATURES