Form 10-Q
period 2002-03-31
CUBIC CORP /DE/
filed 2002-05-02
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

        Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

1-8931
Commission File Number

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware (State of incorporation)	95-1678055 (IRS Employer Identification No.)

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒    No ☐

As of April 26, 2002, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Revenues:
Sales	$262,370	$243,160	$138,493	$122,826
Other income	2,592	4,895	1,314	1,520

	264,962	248,055	139,807	124,346

Costs and expenses:
Cost of sales	200,444	188,034	107,143	93,541
Selling, general and administrative expenses	39,826	39,551	19,759	20,293
Research and development	4,890	4,180	2,285	2,175
Interest	1,770	1,756	879	872

	246,930	233,521	130,066	116,881

Income before income taxes	18,032	14,534	9,741	7,465
Income taxes	5,900	4,900	3,300	2,500

Net income	$12,132	$9,634	$6,441	$4,965

Net income per share	$0.45	$0.36	$0.24	$0.19

Dividends per common share	$0.063	$0.063	$0.063	$0.063

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2002	September 30, 2001
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$63,941	$76,837
Marketable securities, available-for-sale	555	584
Accounts receivable	149,809	141,516
Inventories—Note 3	37,959	30,386
Deferred income taxes and other current assets	24,269	26,783

Total current assets	276,533	276,106

Property, plant and equipment—net	39,418	33,376
Goodwill, less amortization	18,877	18,927
Other assets	14,212	12,938

	$349,040	$341,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$20,848	$11,889
Customer advances	24,374	30,479
Other current liabilities	38,263	42,205
Income taxes payable	8,062	10,321
Current portion of long-term debt	1,429	—

Total current liabilities	92,976	94,894

Long-term debt	48,571	50,000
Deferred compensation	6,078	5,558
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	231,534	221,095
Accumulated other comprehensive loss	(6,410)	(6,494)
Treasury stock at cost	(36,066)	(36,063)

	201,415	190,895

	$349,040	$341,347

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

See accompanying notes

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2002	2001
Operating Activities:
Net income	$12,132	$9,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,379	4,699
Changes in operating assets and liabilities	(16,967)	(25,885)

NET CASH USED IN OPERATING ACTIVITIES	(1,456)	(11,552)

Investing Activities:
Net additions to property, plant and equipment	(9,415)	(1,986)
Proceeds from sale of marketable securities	10	2,483
Other items—net	—	(3,044)

NET CASH USED IN INVESTING ACTIVITIES	(9,405)	(2,547)

Financing Activities:
Purchases of treasury stock	(3)	—
Dividends paid	(1,693)	(1,692)

NET CASH USED IN FINANCING ACTIVITIES	(1,696)	(1,692)

Effect of exchange rates on cash	(339)	(683)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,896)	(16,474)
Cash and cash equivalents at the beginning of the period	76,837	69,753

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$63,941	$53,279

See accompanying notes

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2002

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

Note 2—Per Share Amounts and Stock Split

Per share amounts are based upon the weighted average number of shares of common stock outstanding, after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

Note 3—Inventories

Inventories consist of the following (in thousands):

	March 31, 2002	September 30, 2001
Finished products	$1,319	$1,528
Work in process	26,149	19,020
Raw material and purchased parts	10,491	9,838

	$37,959	$30,386

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

As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three and six month periods ended March 31, 2001 (in thousands, except per share data):

	Six Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Reported net income	$12,132	$9,634	$6,441	$4,965
Add back goodwill amortization, net of tax	—	873	—	437

Adjusted net income	$12,132	$10,507	$6,441	$5,402

Basic and diluted net income per common share:
Reported net income	$0.45	$0.36	$0.24	$0.19
Goodwill amortization, net of tax	$—	$0.03	$—	$0.02
Adjusted net income	$0.45	$0.39	$0.24	$0.20

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

Note 6—Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Net income	$12,132	$9,634	$6,441	$4,965
Foreign currency translation adjustments	103	(1,755)	211	(2,325)
Unrealized gains on marketable securities:
Unrealized holding gain (loss) during the period	(19)	464	(32)	19
Reclassification adjustment for gain included in net income		(909)	—	—

	$12,216	$7,434	$6,620	$2,659

Note 7—Business Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
Revenues:
Transportation systems	$98.0	$101.3	$54.3	$51.0
Defense	157.1	134.3	80.7	68.0

Total for reportable segments	255.1	235.6	135.0	119.0
Other revenues	9.9	12.5	4.8	5.4

	$265.0	$248.1	$139.8	$124.4

Operating profit:
Transportation systems	$9.6	$10.4	$5.4	$5.9
Defense	8.0	2.6	4.3	2.0

Total for reprotable segments	17.6	13.0	9.7	7.9
Other profit	2.2	3.3	0.9	0.4
Interest expense	(1.8)	(1.8)	(0.9)	(0.9)

Income before income taxes	$18.0	$14.5	$9.7	$7.4

CUBIC CORPORATION
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

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

Results of Operations

Sales for the first half of fiscal 2002 were about 8% higher than in the first half of fiscal 2001, as the result of higher sales from the defense segment. For the second quarter, sales were up by nearly 13%, as both the defense and transportation segments generated sales increases compared to the prior year. While the Company cannot be assured of continued quarter-to-quarter increases in sales, new contract awards in the first half of the fiscal year have been strong, resulting in an increase in backlog at March 31, 2002.

Total backlog, including un-funded customer orders, increased to $1,218,000,000 at March 31, 2002, compared to $1,095,000,000 at September 30, 2001 and $1,035,000,000 at March 31, 2001. Included in the above amounts was funded backlog of $817,000,000 at March 31, 2002, $738,000,000 at September 30, 2001 and $765,000,000 at March 31, 2001.

The increase in defense segment sales for the second quarter and first half of the year resulted primarily from higher sales of the Company's communications and electronics products and from continued growth of the computerized battlefield simulation business. The Company has also won new multiple integrated laser engagement system (MILES) contracts in the past year and increased the size of its operation and maintenance business, resulting in higher sales from these divisions of the defense segment as well.

Increased operating profits in the segment came primarily from communications and electronics products and computerized battlefield simulation contracts, due to improved margins and the increased sales volume mentioned above. The Company's MILES products also generated improved margins in the current year, coming from the new contracts won last year.

Transportation segment sales were relatively flat for the first half of the year as lower sales from contracts in the Far East were offset by increased sales from new contracts in North America. Sales in Europe remained strong as progress continued on the Prestige project in London and on smaller contracts on the continent, which the Company hopes will lead to further business in this part of the world.

During the quarter the Company acquired a new facility south of London in order to gain greater efficiency by bringing operations in the region together into one facility. This new building will be outfitted over the next several months and is expected to be occupied by the end of the fiscal year. In connection with this consolidation of operations, the Company recorded a provision of $900 thousand in the first quarter for severance costs related to the planned closing of a remote facility in western England. Of this amount, approximately $150 thousand was expended during the quarter ended March 31, 2002. Management believes the balance of $750 thousand will be adequate to cover the remaining costs of this facility closure.

Operating profits in the segment were lower in the second quarter this year due to legal costs incurred in connection with the Company's dispute of a contract tender in Australia. For the first half of the year lower operating profits resulted from these legal costs and the severance costs mentioned above, while the operating profits from transportation system projects remained strong.

Other profits in the first half were higher last year than in the current year, primarily as a result of the sale of certain marketable securities at a profit last year. Lower interest rates on the Company's cash investments also contributed to the reduction of other profits this year.

In June 2001, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. If the nonamortization provisions of Statement 142 had been in effect last year it would have resulted in an increase in net income for the three-and six-month periods ended March 31, 2001 of $437 thousand ($.01 per share) and $873 thousand ($.03 per share), respectively, after applicable income taxes.

Liquidity and Capital Resources

Operating activities for the first half of the year resulted in somewhat negative cash flows, primarily due to an increase in long-term contract accounts receivable in the defense segment and inventories in the transportation segment. These increases represent normal fluctuations due to the timing of customer payments and the transfer of inventoried costs to contracts and are expected to reverse by the end of the fiscal year. As a result, the Company expects that cash flows from operations will be positive for the fiscal year ending September 30, 2002.

The building acquisition mentioned above was the primary cause of a use of cash from investing activities during the first half of the fiscal year. The only significant financing activity in the first six months of the year was the payment of a semi-annual cash dividend to shareholders.

The Company's financial condition remains strong with working capital of $184 million and a current ratio of 3.0 at March 31, 2002. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future.

CUBIC CORPORATION
PART II—OTHER INFORMATION

ITEM 2—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders ratified a three-for-one split of the Company's stock during a special shareholders meeting held on April 17, 2002. The stock split was effective for stockholders of record on April 17, 2002 and additional stock certificates were distributed to shareholders on April 30, 2002.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following exhibit is included herein:

    15—Independent Accountants' Review Report

(b)
No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION
Date May 1, 2002	/s/ W. W. BOYLE W. W. Boyle Vice President and CFO
Date May 1, 2002	/s/ T. A. BAZ T. A. Baz Vice President and Controller

QuickLinks

QUARTERLY REPORT
PART I—FINANCIAL INFORMATION ITEM 1—FINANCIAL STATEMENTS
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)
CUBIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands)
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CUBIC CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) March 31, 2002
CUBIC CORPORATION ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS March 31, 2002
CUBIC CORPORATION PART II—OTHER INFORMATION
ITEM 2—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES