Form 10-Q
period 2002-06-30
CUBIC CORP /DE/
filed 2002-07-30
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware State of Incorporation	1-8931 Commission File Number	95-1678055 IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 19, 2002, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales	$410,578	$370,449	$148,208	$127,289
Other income	3,925	6,085	1,333	1,190

	414,503	376,534	149,541	128,479

Costs and expenses:
Cost of sales	314,883	287,194	114,439	99,160
Selling, general and administrative expenses	61,509	57,275	21,683	17,724
Research and development	6,687	6,722	1,797	2,542
Interest	2,664	2,685	894	929

	385,743	353,876	138,813	120,355

Income before income taxes	28,760	22,658	10,728	8,124
Income taxes	9,500	7,700	3,600	2,800

Net income	$19,260	$14,958	$7,128	$5,324

Basic and diluted net income per common share	$0.72	$0.56	$0.27	$0.20

Dividends per common share	$0.063	$0.063	$—	$—

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes

CUBIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2002	September 30, 2001
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$67,644	$76,837
Marketable securities, available-for-sale	512	584
Accounts receivable	161,029	141,516
Inventories—Note 3	37,727	30,386
Deferred income taxes and other current assets	24,240	26,783

Total current assets	291,152	276,106

Property, plant and equipment—net	39,465	33,376
Goodwill, less amortization	19,500	18,927
Other assets	13,387	12,938

	$363,504	$341,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$12,899	$11,889
Customer advances	26,198	30,479
Other current liabilities	46,364	42,205
Income taxes payable	8,581	10,321
Current portion of long-term debt	1,429	—

Total current liabilities	95,471	94,894

Long-term debt	48,571	50,000
Deferred compensation	6,260	5,558
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	238,662	221,095
Accumulated other comprehensive loss	(1,751)	(6,494)
Treasury stock at cost	(36,066)	(36,063)

	213,202	190,895

	$363,504	$341,347

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

See accompanying notes

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended June 30,
	2002	2001
Operating Activities:
Net income	$19,260	$14,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,807	8,931
Changes in operating assets and liabilities	(23,543)	(18,577)

NET CASH PROVIDED BY OPERATING ACTIVITIES	524	5,312

Investing Activities:
Net additions to property, plant and equipment	(10,173)	(2,981)
Proceeds from sale of marketable securities	—	2,703

NET CASH USED IN INVESTING ACTIVITIES	(10,173)	(278)

Financing Activities:
Purchases of treasury stock	(3)	—
Dividends paid	(1,693)	(1,692)

NET CASH USED IN FINANCING ACTIVITIES	(1,696)	(1,692)

Effect of exchange rates on cash	2,152	(871)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,193)	2,471
Cash and cash equivalents at the beginning of the period	76,837	69,753

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$67,644	$72,224

See accompanying notes

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

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

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Eventual results may differ from these estimates.

Note 2—Per Share Amounts and Stock Split

        Per share amounts are based upon the weighted average number of shares of common stock outstanding, after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

Note 3—Inventories

        Inventories consist of the following (in thousands):

	June 30, 2002	September 30, 2001
Finished products	$1,108	$1,528
Work in process	25,418	19,020
Raw material and purchased parts	11,201	9,838

	$37,727	$30,386

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

        As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three and nine month periods ended June 30, 2001 (in thousands, except per share data):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$19,260	$14,958	$7,128	$5,324
Add back goodwill amortization, net of tax	—	1,285	—	425

Adjusted net income	$19,260	$16,243	$7,128	$5,749

Basic and diluted net income per common share:
Reported net income	$0.72	$0.56	$0.27	$0.20
Goodwill amortization, net of tax	$—	$0.05	$—	$0.02
Adjusted net income	$0.72	$0.61	$0.27	$0.22

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

Note 6—Comprehensive Income

        Comprehensive income is as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net income	$19,260	$14,958	$7,128	$5,324
Foreign currency translation adjustments	4,789	(1,704)	4,686	51
Unrealized gains on marketable securities:
Unrealized holding gain (loss) during the period	(46)	506	(27)	42
Reclassification adjustment for gain included in net income	—	(789)	—	120

	$24,003	$12,971	$11,787	$5,537

Note 8—Business Segment Information

        Business segment financial data is as follows (in millions). Certain prior year costs related to the development of smart card technology have been reclassified from other profit to the transportation systems segment to conform to current year classification. The effect of this change was to decrease transportation systems operating profit and increase other profit by approximately $1,100,000 and $400,000 for the nine months and three months ended June 30, 2001, respectively.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Transportation systems	$166.5	$150.0	$68.5	$48.7
Defense	233.2	209.2	76.1	74.9

Total for reportable segments	399.7	359.2	144.6	123.6
Other revenues	14.8	17.3	4.9	4.9

	$414.5	$376.5	$149.5	$128.5

Operating profit:
Transportation systems	$15.7	$15.1	$6.1	$5.4
Defense	12.7	5.1	4.7	2.5

Total for reportable segments	28.4	20.2	10.8	7.9
Other profit	3.1	5.2	0.9	1.1
Interest expense	(2.7)	(2.7)	(0.9)	(0.9)

Income before income taxes	$28.8	$22.7	$10.8	$8.1

CUBIC CORPORATION
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

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

Results of Operations

        Sales for the first nine months of fiscal 2002 were approximately 11% higher than for the same period in fiscal 2001, as the result of higher sales in both the defense and transportation systems segments. Transportation systems sales for the third quarter were up significantly from the prior year, while sales in the defense segment increased only slightly in the quarter.

        Transportation segment sales increased in the current year due to an increase in work on contracts in North America which had been awarded to the Company in previous quarters and due to an increase in activity on the Prestige project in London. These sales increases in the quarter and for the first nine months of the fiscal year more than offset lower sales from contracts in the Far East.

        As discussed the last two quarters, the Company acquired a new facility south of London in order to gain greater efficiency by bringing operations in the region together into one facility. This new building is currently being outfitted and is expected to be occupied by the end of the calendar year. In connection with this consolidation of operations, the Company recorded a provision of $900,000 in the first quarter for severance costs related to the planned closing of a facility in western England. Of this amount, approximately $300,000 was expended during the quarter ended June 30, 2002, bringing the total spent to date to $450,000. Management believes the balance of $450,000 will be adequate to cover the remaining costs of this facility closure.

        Operating profits in the transportation segment were higher for both the third quarter and the first nine months of the year. Higher sales volume contributed to increased profits in the third quarter, although the increase was somewhat offset by legal costs incurred in connection with the Company's dispute of a contract tender in Australia. For the first nine months of the year, higher operating profits resulted from the higher sales volume, but were partially offset by the legal costs and the severance costs mentioned above.

        The increase in defense segment sales for the third quarter and first nine months of the year resulted primarily from continued growth of the Company's defense service businesses, both computerized battlefield simulation and operations and maintenance. In addition, new multiple integrated laser engagement system (MILES) contracts won in the past year added to the growth of the segment. Increased operating profits in the segment resulted from the above sales increases, in addition to higher profit margins from communications and MILES products.

        Selling, general and administrative costs were higher for both the third quarter and for the first nine months of the year, primarily due to an increase in selling costs and the legal costs mentioned above. Selling costs increased in both segments as the Company pursued new transportation systems opportunities, especially in Europe, and increased its efforts to obtain new defense business as well.

        Other profits in the first nine months were higher last year than in the current year, primarily as a result of the sale of certain marketable securities at a profit last year. Lower interest rates on the Company's cash investments also contributed to the reduction of other profits this year.

        Total backlog, including un-funded customer orders, increased to $1,180,000,000 at June 30, 2002, compared to $1,095,000,000 at September 30, 2001 and $1,092,000,000 at June 30, 2001. Included in the above amounts was funded backlog of $822,000,000 at June 30, 2002, $738,000,000 at September 30, 2001 and $745,000,000 at June 30, 2001.

Critical Accounting Policies, Estimates and Judgments

        The Company's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, costs to complete contracts, valuation of goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

Liquidity and Capital Resources

        Operating activities for the first nine months of the year resulted in positive cash flows, however, growth in long-term contract accounts receivable and inventories during the period had the effect of limiting operating cash flows. These increases in receivables and inventories represent normal fluctuations due to the timing of customer payments and the transfer of inventoried costs to contracts and also reflect the growth in revenues during the year. Although cash flows from operations are not expected to pick up significantly for the remainder of the fiscal year, the Company expects that cash flows from operations will increase in the next fiscal year.

        The building acquisition mentioned above was the primary use of cash from investing activities during the first nine months of the fiscal year. The only significant financing activity was the payment of a semi-annual cash dividend to shareholders in the second quarter.

        The Company's financial condition remains strong with working capital of $196 million and a current ratio of 3.1 at June 30, 2002. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future.

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

CUBIC CORPORATION
Date July 29, 2002	/s/ W. W. BOYLE W. W. Boyle Vice President and CFO
Date July 29, 2002	/s/ T. A. BAZ T. A. Baz Vice President and Controller

QuickLinks

PART I—FINANCIAL INFORMATION ITEM 1—FINANCIAL STATEMENTS
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
SIGNATURES