Form 10-Q/A
period 2002-06-30
CUBIC CORP /DE/
filed 2002-08-14
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM lO-Q/A

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

Yes   ☒       No   ☐

As of July 19,2002, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Sales:	$410,578	$370,449	$148,208	$127,289
Other income	3,925	6,085	1,333	1,190

	414,503	376,534	149,541	128,479

Costs and expenses:
Cost of sales	314,883	287,194	114,439	99,160
Selling, general and administrative expenses	61,509	57,275	21,683	17,724
Research and development	6,687	6,722	1,797	2,542
Interest	2,664	2,685	894	929

	385,743	353,876	138,813	120,355

Income before income taxes	28,760	22,658	10,728	8,124
Income taxes	9,500	7,700	3,600	2,800

Net income	$19,260	$14,958	$7,128	$5,324

Basic and diluted net income per common share	$0.72	$0.56	$0.27	$0.20

Dividends per common share	$0.063	$0.063	$—	$—

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2002	2001

	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$67,644	$76,837
Marketable securities, available-for-sale	512	584
Accounts receivable	161,029	141,516
Inventories — Note 3	37,727	30,386
Deferred income taxes and other current assets	24,240	26,783

Total current assets	291,152	276,106

Property, plant and equipment — net	39,465	33,376
Goodwill, less amortization	19,500	18,927
Other assets	13,387	12,938

	$363,504	$341,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,899	$11,889
Customer advances	26,198	30,479
Other current liabilities	46,364	42,205
Income taxes payable	8,581	10,321
Current portion of long-term debt	1,429	—

Total current liabilities	95,471	94,894

Long-term debt	48,571	50,000
Deferred compensation	6,260	5,558
Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	238,662	221,095
Accumulated other comprehensive loss	(1,751)	(6,494)
Treasury stock at cost	(36,066)	(36,063)

	213,202	190,895

	$363,504	$341,347

Note: The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date. See accompanying notes

CUBIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	June 30,

	2002	2001

Operating Activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$19,260	$14,958
Depreciation and amortization	4,807	8,931
Changes in operating assets and liabilities	(23,543)	(18,577)

NET CASH PROVIDED BY OPERATING ACTIVITIES	524	5,312

Investing Activities:
Net additions to property, plant and equipment	(10,173)	(2,981)
Proceeds from sale of marketable securities	—	2,703

NET CASH USED IN INVESTING ACTIVITIES	(10,173)	(278)

Financing Activities
Purchases of treasury stock:	(3)	—
Dividends paid	(1,693)	(1,692)
NET CASH USED IN FINANCING ACTIVITIES	(1,696)	(1,692)

Effect of exchange rates on cash	2,152	(871)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,193)	2,471
Cash and cash equivalents at the beginning of the period	76,837	69,753

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$67,644	$72,224

See accompanying notes

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

Note 1 — Basis for Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001.

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

Note 2 — Per Share Amounts and Stock Split

Per share amounts are based upon the weighted average number of shares of common stock outstanding, after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

Note 3 — Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Finished products	$1,108	$1,528
Work in process	25,418	19,020
Raw material and purchased parts	11,201	9,838

	$37,727	$30,386

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED) — continued

June 30, 2002

Note 4 — Change in Accounting

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$19,260	$14,958	$7,128	$5,324
Add back goodwill amortization, net of tax	—	1,285	—	425

Adjusted net income	$19,200	$16,243	$7,128	$5,749

Basic and diluted net income per common share:
Reported net income	$0.72	$0.56	$0.27	$0.20
Goodwill amortization, net of tax	—	$0.05	—	$0.02
Adjusted net income	$0.72	$0.61	$0.27	$0.22

Note 5 — New Accounting Pronouncement

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

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) — continued

June 30, 2002

Note 6 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$19,260	$14,958	$7,128	$5,324
Foreign currency translation adjustments	4,789	(1,704)	4,686	51
Unrealized gains on marketable securities:
Unrealized holding gain (loss) during the period	(46)	506	(27)	42
Reclassification adjustment for gain included in net income	—	(789)		120

	$24,003	$12,971	$11,787	$5,537

CUBIC CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)— continued

June 30, 2002

Note 8 — Business Segment Information

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Transportation systems	$166.5	$150.0	$68.5	$48.7
Defense	233.2	209.2	76.1	74.9

Total for reportable segments	399.7	359.2	144.6	123.6
Other revenues	14.8	17.3	4.9	4.9

	$414.5	$376.5	$149.5	$128.5

Operating profit:
Transportation systems	$15.7	$15.1	$6.1	$5.4
Defense	12.7	5.1	4.7	2.5

Total for reportable segments	28.4	20.2	10.8	7.9
Other profit	3.1	5.2	0.9	1.1
Interest expense	(2.7)	(2.7)	(0.9)	(0.9)

Income before income taxes	$28.8	$22.7	$10.8	$8.1

CUBIC CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Forward-Looking Statements

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as may, likely, anticipate, hope, estimate, plan, potential, promising, feel, expect, should, and confident. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect the Company’s business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which the Company does or hopes to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

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

Operating profits in the transportation segment were higher for both the third quarter and the first nine months of the year. Higher sales volume contributed to increased profits in the third quarter, although the increase was somewhat offset by legal costs incurred in connection with the Company’s dispute of a contract tender in Australia. For the first nine months of the year, higher operating profits resulted from the higher sales volume, but were partially offset by the legal costs and the severance costs mentioned above.

CUBIC CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — continued

June 30, 200

The increase in defense segment sales for the third quarter and first nine months of the year resulted primarily from continued growth of the Company’s defense service businesses, both computerized battlefield simulation and operations and maintenance. In addition, new multiple integrated laser engagement system (WLES) contracts won in the past year added to the growth of the segment. Increased operating profits in the segment resulted from the above sales increases, in addition to higher profit margins from communications and MILES products.

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

Other profits in the first nine months were higher last year than in the current year, primarily as a result of the sale of certain marketable securities at a profit last year. Lower interest rates on the Company’s cash investments also contributed to the reduction of other profits this year.

Total backlog, including un-funded customer orders, increased to $1,180,000,000 at June 30, 2002, compared to $1,095,000,000 at September 30, 2001 and $1,092,000,000 at June 30, 2001. Included in the above amounts was funded backlog of $822,000,000 at June 30, 2002, $738,000,000 at September 30, 2001 and $745,000,000 at June 30, 2001.

Critical Accounting Policies. Estimates and .Judgments

The Company’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, costs to complete contracts, valuation of goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

CUBIC CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS — continued

June 30, 2002

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

The Company’s financial condition remains strong with working capital of $196 million and a current ratio of 3.1 at June 30, 2002. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its working capital requirements for the foreseeable future.

CUBIC CORPORATION
PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit is included herein:

15 — Independent Accountants’ Review Report

99.1 — Certification of Chief Executive and Chief Financial Officers

(b)	No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	July 29, 2002	signed by W.W. Boyle W. W. Boyle Vice President and CFO

Date	July 29 2002	signed by T. A. Baz T. A. Baz Vice President and Controller