Form 10-K
period 2002-09-30
CUBIC CORP /DE/
filed 2002-12-12
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2002

1-8931
Commission File Number

CUBIC CORPORATION
Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.
9333 Balboa Avenue San Diego, California 92123 Telephone (858) 277-6780
Common Stock	American Stock Exchange, Inc.
Title of each class	Name of exchange on which registered

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes ☒ No ☐

        The aggregate market value of 15,968,304 shares of voting stock held by non-affiliates of the registrant is: $276,252,000 as of November 22, 2002, based on the closing stock price on that date.

        Number of shares of common stock outstanding as of November 22, 2002 including shares held by affiliates is: 26,719,845 (after deducting 8,944,884 shares held as treasury stock).

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

        The Company achieved the highest level of profits in its history in fiscal 2002 due to significant profit improvements in its defense segment and continued strong operating profits in the transportation systems segment. Sales were also at an all-time high for the Company as both segments generated increased sales over fiscal 2001.

        During fiscal year 2002, approximately 39 percent of the Company's total business was conducted, either directly or indirectly, with various agencies of the United States government. The remaining 61 percent of the business is classified as commercial.

        The Company's domestic products and services are sold almost entirely by its employees. Overseas sales are made either directly or through representatives or licensees.

        (b)    Financial Information Relating to Industry Segments and Classes of Products or Services.

        Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's industry segments, is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 2002, and follows at Item 15(a)(1) of this filing, on pages 40 through 42.

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

        During fiscal 2002 the defense segment reorganized its businesses to better align the Company's resources with customer requirements and stimulate new opportunities through working more closely together instead of operating as separate businesses. The results thus far have been very positive as customers now have a better understanding of the segment's total capabilities. The newly defined organization has been named Cubic Defense Applications (CDA), reflecting the Company's goal to provide innovative solutions to customer requirements, primarily in the defense sector, and potentially applying defense technology solutions in the commercial marketplace.

        CDA is best known for its combat training systems for military field exercises. These systems use lasers or computer software to simulate "live fire," plus instrumentation to record the force-on-force engagement. When the missions are completed, the instructors and personnel involved replay computer data on display screens for review. The U. S. Navy, Marine Corps, Air Force, Air National Guard and NATO air forces use these air combat training systems. The new generation of air ranges is based on the GPS (Global Positioning System) although fixed ranges continue to play an important role in air combat training. CDA has now completed the development of two ground combat training centers for the British Ministry of Defence that are the state-of-the-art in the world today. Instrumented training ranges at the CMTC (Combat Maneuver Training Center) and JRTC (Joint Readiness Training Center) were developed and installed for the U. S. Army in past years.

        CDA is also producing the Multiple Integrated Laser Engagement System (MILES 2000) for the U.S. Army and Marine Corps, as well as allied forces. MILES is a family of products that uses lasers to realistically simulate weapons firing and detection systems to register hits or kills without endangering the target in realistic force-on-force combat training exercises. New orders for these products received in fiscal 2001 and 2002 have enabled this product line to produce a profit for the first time, in fiscal 2002.

        New Zealand-based Oscmar International, Ltd. provides tactical engagement simulation equipment, similar to CDA's MILES 2000, to governments worldwide. Oscmar and CDA often collaborate to address specific customer requirements for training equipment.

        CDA produces the air/ground data link for the Joint STARS (Surveillance Target Attack Radar System) system built for the Air Force and Army by Northrop Grumman. The Company has invested in the development of new data link capability, which it believes will provide opportunities to expand this product line. The defense group also builds avionics products, such as the PLS (Personnel Locator System) for helicopters, and a GCAS (Ground Collision Avoidance System) which provides warnings for flight safety, for the U. S. military, aircraft prime contractors and foreign governments. CDA's communication products business also designs and produces HF and VHF/UHF surveillance receivers and direction finders for the U. S. and foreign military markets and transceivers for use in air traffic control. The division has also become a leader in Digital Signal Processor-based transceiver development.

        The battlefield simulation business is a tactical knowledge-based service division that teaches military commanders to make correct decisions in battle situations by using computer simulation for training. The Company's personnel serve with their clients in their actual environment, supporting field exercises and leader development through state-of-the-art educational and multimedia technologies. The Worldwide Technical Services division performs product and logistics support for Cubic products and also has significant business providing operations, maintenance and other technical services for primarily military customers. The segment's service businesses are active at more than 80 locations worldwide.

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

Backlog:

        Funded sales backlog of the defense segment at September 30, 2002 was $232 million compared to $241 million at September 30, 2001. Approximately $83 million of the September 30, 2002 funded backlog is not expected to be completed by September 30, 2003. Total backlog, including un-funded or unexercised customer orders, was $493 million at September 30, 2002 compared to $471 million at September 30, 2001.

Competition:

        The defense segment competes with organizations of varying size, including some of the largest corporations in the world. It is not possible to predict the extent of competition that present or future activities will encounter, particularly since the defense industry is subject to rapidly changing competitive conditions, customer requirements and technological developments.

TRANSPORTATION SYSTEMS

        The transportation systems segment designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses, and is the leader in this industry, worldwide.

        The segment has been awarded large contracts by cities such as New York, Washington, D.C., San Francisco, Chicago, London, Singapore, Los Angeles, San Diego, Shanghai and Guangzhou, China and Sydney, Australia. These programs provide a solid base of current business and the potential for additional future business as the programs are expanded. In 1998 a joint venture, in which Cubic has 37.5 percent ownership, was awarded a contract called "PRESTIGE" to privatize the London Transport fare collection system. This contract, now in its fifth year, is estimated to be worth more than $1.75 billion over a 17 year period, making it the largest automated fare collection contract ever awarded. Cubic's share of the work, including all options exercised to date, exceeds $585 million over the initial 12 year period of the contract, and if extended for the full 17 year period will exceed $700 million.

        There is worldwide demand for automated revenue management systems in all forms of public mass transit. The Company's transportation systems segment continues to provide the technology and leadership to deliver quality products and services to the world fare collection market, including new innovations such as contactless smart card technology.

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

Backlog:

        Funded sales backlog of the transportation systems segment at September 30, 2002 was $545 million compared to $497 million at September 30, 2001. Approximately $305 million of the September 30, 2002 funded backlog is not expected to be completed by September 30, 2003. Total backlog, including un-funded or unexercised customer orders, was $672 million at September 30, 2002 compared to $624 million at September 30, 2001.

Competition:

        The transportation systems segment is the leading supplier of automated fare collection systems for transit systems throughout the world. However, the segment competes with large international companies and in many locations encounters significant competition. It is not possible to predict the extent of competition that present or future activities will encounter; particularly since the transportation industry is subject to rapidly changing competitive conditions, customer requirements, political situations and technological developments.

OTHER OPERATIONS

        Consolidated Converting Company converts corrugated paper stock into pizza boxes, high-quality packaging and shipping containers and converts paper stock into toilet seat covers.

Raw Materials:

        Raw materials used by Consolidated Converting Company consist of paper products, which are procured from commercial sources. In general, supplies of raw materials are presently adequate to meet the requirements of this business. Paper shortages could delay completion of customer orders in the future.

Backlog:

        Consolidated Converting Company had little sales backlog at September 30, 2002 and 2001. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of any significant long-term contracts.

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

        The Company does not engage in any significant business that is seasonal in nature. Because the Company's revenues are generated primarily from work on contracts performed by its employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to the Company's policy of providing many of its employees seven holidays in the first quarter, compared to one or two in each of the other quarters of the year. This is not necessarily a consistent pattern as it depends upon actual activities in any given year.

        The estimated dollar amounts spent for customer sponsored research activities relating to the development of new products or services was $22 million, $58 million and $67 million in 2002, 2001 and 2000, respectively. The cost of Company sponsored research and development activities was $8.4 million, $9.8 million and $7.0 million in 2002, 2001, and 2000, respectively.

        The Company must comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

        There were approximately 4,500 persons employed by the Company and its subsidiaries at September 30, 2002.

        Typically, the Company's long-term contracts provide for progress or advance payments by its customers, which provide assistance in financing the working capital requirements on those contracts.

        (d)    Financial Information about Foreign and Domestic Operations and Export Sales

        Information regarding foreign and domestic operations and export sales is set forth in Note 12 to the Consolidated Financial Statements for the year ended September 30, 2002, and follows at Item 15(a)(1) of this filing, on page 42.

Item 2.    PROPERTIES.

        The Company conducts its operations in approximately 1.2 million square feet in both owned and leased properties located in the United States and foreign countries. Approximately 50 percent of the square footage is owned by the Company, including 425,000 square feet located in the City of San Diego. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased
Corporate Headquarters:
San Diego, CA	Owned
Defense:
Alexandria, VA	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Fort Walton Beach, FL	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased
San Diego, CA	Owned
San Jose, CA	Leased
Tijuana, Mexico	Leased
Transportation Systems:
Auburn, NSW Australia	Leased
Brondby, Denmark	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Merstham, Surrey, England	Owned
New York, NY	Leased
London, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned
Other:
Whittier, CA	Leased
Investment properties:
San Diego, CA	Owned
Spring Valley, CA	Owned
Teterboro, NJ	Leased

Item 3.    LEGAL PROCEEDINGS.

        In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12 percent per annum from September 21, 1991 through May 5, 1997.

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

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

        The principal market on which the Company's common stock is being traded is the American Stock Exchange. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows.

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	2002		2001		2002	2001
Quarter ended:
	High	Low	High	Low
December 31	$17.16	$11.13	$12.50	$7.96	—	—
March 31	22.78	15.48	10.08	7.67	$.063	$.063
June 30	32.97	20.51	10.62	8.50	—	—
September 30	23.37	15.27	11.50	9.08	$.070	$.063

        Per share amounts have been adjusted retroactively to reflect a 3-for-1 stock split which occurred in April 2002.

        On November 22, 2002, the closing price of the Company's common stock on the American Stock Exchange was $17.30.

        There were approximately 1300 shareholders of record of the Company's common stock as of November 22, 2002.

Item 6.    SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS
(amounts in thousands, except per share data)

	Years Ended September 30,
	2002	2001	2000	1999	1998
Results of Operations:
Sales	$559,604	$501,679	$531,516	$510,759	$414,136
Cost of sales	426,012	385,569	449,913	404,144	325,138
Selling, general and administrative expenses	85,459	76,052	76,016	75,725	77,721
Interest expense	3,538	3,601	3,729	4,313	1,962
Income taxes (benefit)	11,484	10,266	(433)	7,482	154
Net income	29,437	20,842	674	14,008	889
Average number of shares outstanding	26,720	26,720	26,720	26,721	26,751
Per Share Data:
Net income	$1.10	$0.78	$0.03	$0.52	$0.03
Cash dividends	0.133	0.127	0.127	0.127	0.127
Year-End Data:
Shareholders' equity	$213,163	$190,895	$176,023	$182,965	$173,552
Equity per share	7.98	7.14	6.59	6.85	6.49
Total assets	374,459	341,347	322,350	330,161	293,991
Long-term debt	48,571	50,000	50,000	50,000	5,000

        This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

        Per share amounts have been adjusted retroactively to reflect a 3-for-1 stock split which occurred in April 2002.

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

Fiscal 2002 Compared to Fiscal 2001

        The Company's net sales for fiscal 2002 were $560 million, an increase of 12 percent over fiscal 2001, representing the highest sales in the Company's history. Net income grew 41 percent to $29.4 million, or $1.10 per share, also a record high for the Company. While some of this increase can be attributed to a change in accounting for goodwill of $1.7 million, after taxes, and a one-time tax benefit of $2.5 million, operating profits increased in both major segments, most significantly in defense.

DEFENSE SEGMENT

        As depicted in the following chart, defense segment sales increased from $282 million in fiscal 2001 to $314 million in fiscal 2002, an 11 percent increase. This increase was from growth in the Company's existing defense training and service businesses. The most significant growth came from a 22 percent increase in the service businesses as the Company won new battlefield simulation and operation and maintenance contracts. Training systems sales increased 13 percent for the year from new MILES contracts and strong sales of both air and ground combat training systems. Sales of communications systems decreased by 11 percent from last year due to certain products, which may be nearing the end of their life cycle. However, the Company has developed new or enhanced communications products in the past year which it believes will generate growth opportunities for this business in the coming years.

	Years ended September 30,
	2002	2001	2000
	(in millions)
Defense Segment Sales
Communications and electronics	$59.0	$66.0	$46.7
Training systems	113.5	100.1	121.0
Government services	141.9	116.0	104.0

	$314.4	$282.1	$271.7

Defense Segment Operating Profits
Communications and electronics	$3.7	$5.6	$4.0
Training systems	5.0	(3.6)	(32.4)
Government services	9.2	7.4	6.2
Goodwill amortization	—	(1.8)	(1.4)

	$17.9	$7.6	$(23.6)

        As the foregoing operating profit analysis indicates, operating profits in the defense segment more than doubled from $7.6 million in fiscal 2001 to $17.9 million in fiscal 2002. The biggest improvements came from training systems, with the MILES product line generating a profit for the first time due to new contract awards received in 2001 and 2002 and due to the combat training range business improving from an operating loss in 2001 to an operating profit in 2002. Growth of the service businesses generated increased operating profits proportionate to the increase in sales. Operating profits in Communications were down primarily due to lower profit margins in the Company's surveillance receiver product line. Operating profits for the segment were also increased by the adoption of Financial Accounting Standards Board (FASB) Statement No. 142 this year, which required the discontinuance of goodwill amortization. Had this pronouncement been in effect last year, operating profits for the segment would have been higher by approximately $1.8 million in fiscal 2001.

TRANSPORTATION SYSTEMS SEGMENT

        Transportation segment sales increased 13 percent from $205 million in fiscal 2001 to $231 million in fiscal 2002. Like the defense business, this increase was the result of internally generated growth due to new contract awards in recent years. The North American market generated significant new business for the Company, while the European market has remained strong, especially in the United Kingdom. The Company has turned its attention primarily to these markets as business in the Far East has declined and opportunities there appear to be limited in the near term.

        During the year the Company acquired a new facility south of London, England, in order to gain greater efficiency by bringing administrative and engineering operations in the region together into one facility. This new building is currently being outfitted and is expected to be occupied by January 2003. In connection with this consolidation of operations, the Company recorded a provision of $0.9 million in the first quarter of fiscal 2002 for severance costs related to the planned closing of a facility in western England. The facility was closed and the total amount provided was expended by September 30, 2002.

        Operating profits in the transportation systems segment improved primarily due to the growth in North American revenues and due to the discontinuance of goodwill amortization, as described above. Had the new accounting rules been in effect last year, operating profits for the segment would have been higher by approximately $0.8 million in fiscal 2001. The growth in operating profits in fiscal 2002 was limited somewhat due to the severance costs mentioned above and by legal costs incurred in connection with the Company's dispute of a contract tender in Australia.

        The PRESTIGE contract in London has progressed well during the year and the Company has met all of its major milestones. Nearly all equipment has been installed and the system is functioning well. Certain less critical milestones have been moved to fiscal 2003 by mutual agreement with the customer. These changes resulted from failure of a certain subcontractor to perform. Consequently, the Company was forced to terminate this subcontractor and is completing the subcontractor's work. The Company will incur additional costs to complete this work and is in the process of preparing a claim against the subcontractor to recover the costs. This situation has resulted in the Company realizing lower profit margins to date than had previously been anticipated, and could limit increases in future profit margins and cash flows from the contract until the situation is resolved. While the Company believes the factual basis for its claim is very strong, recovery has not been anticipated in the calculation of operating profits, because the amount of ultimate claim recovery cannot be determined at this point and, in accordance with criteria set forth in AICPA Statement of Position 81-1, cannot be recorded as an asset.

GENERAL

        The growth in net income in fiscal 2002 was partially due to a tax benefit of $2.5 million and a required change in accounting for goodwill, which added another $1.7 million, after taxes. Partially offsetting these items in fiscal 2002 were charges related to facility closing costs in the United Kingdom of $0.6 million, after taxes. In addition, fiscal 2001 had included a nonrecurring gain of $0.9 million, after taxes, from the sale of marketable securities. Excluding these non-recurring items in both years, earnings increased by approximately 27 percent, as follows (amounts are presented after the effects of income taxes):

	2002	2001
	(in millions)
Earnings before nonrecurring items	$27.5	$21.6
Tax benefit	2.5	—
Facility closing costs	(0.6)	—
Goodwill amortization	—	(1.7)
Gain on sale of securities	—	0.9

Net income	$29.4	$20.8

        Cost of sales improved to 76.1 percent of sales in fiscal 2002 from 76.9 percent in fiscal 2001 due to improved margins in the defense segment. Selling, general and administrative (SG&A) expenses grew by $9.4 million from 2001 to 2002, increasing from 15.2 percent of sales to 15.3 percent of sales. The increase in SG&A spending occurred in both segments as selling activities in pursuit of new business opportunities increased. The defense segment increase came from an increase in proposal activity for potential new contracts, while the transportation segment increased its marketing efforts in Europe. In addition, the transportation segment incurred legal costs in connection with the Company's dispute of a contract tender in Australia and provided for facility closing costs related to the facilities in England.

        Income tax expense for the year ended September 30, 2002 was unusually low, at about 28 percent of pre-tax income, due to a $2.5 million tax benefit realized from the Company's subsidiary in Denmark. The Company was able to utilize a net operating loss carryforward through the sale of this business to another foreign subsidiary of the Company. In the fourth quarter of fiscal 2002, the Danish tax authorities approved the transaction and the liquidation of the subsidiary, resulting in the realization of the associated deferred tax asset. Without this nonrecurring item, income tax expense would have been approximately 34 percent of pre-tax income.

New Accounting Pronouncements

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements.

        As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. If the new rules had been in effect during the years ended September 30, 2001 and 2000, net income would have been higher in those years by approximately $1.7 million ($.06 per share) and $1.4 million ($.05 per share) respectively. As of September 30, 2002 and 2001 there was no impairment of the goodwill balance. Fluctuation in the goodwill balance between September 30, 2001 and 2002 reflects the effects of foreign currency translation on goodwill balances carried on the books of foreign subsidiaries.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company adopted this new standard effective October 1, 2002 and there was no impact on the financial statements of the Company at that date.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The principal effect of applying FAS 146 will be on the timing of recognition of these costs. Had the statement been in effect during fiscal 2002, the impact on the Company's financial statements would have been immaterial. The new standard is effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Fiscal 2001 Compared to Fiscal 2000

        In fiscal 2001 the company realized significant profit improvements in both major segments of the business, despite somewhat lower sales than in fiscal 2000. Transportation segment sales were lower by about 16 percent due to delays in new contract awards, customer requested production delays in San Francisco, and anticipated revenue declines in London and New York.

        In spite of the decreased transportation sales volume in fiscal 2001, improved profit margins resulted in higher profits from this segment. Management's assessment was that margins in the segment had improved due to the maturity of its customer base and the substantial completion of several contracts with lower profit margins.

        Defense segment sales grew by nearly 4 percent in fiscal 2001, with the most significant growth coming from its data link product line, which increased sales to the United Kingdom and U.S. governments during 2001. In addition, acquisitions made in fiscal 2000 contributed to higher sales, as well as continued growth in defense related service activities, including the computerized battlefield simulation and operations and maintenance businesses. The growth from these products and services more than offset a decrease in revenues from the MILES 2000 contract with the U.S. government, which was nearing completion. The Company was awarded contracts for additional MILES work during 2001.

        Operating profits in the defense segment improved significantly from the loss incurred in fiscal 2000. Increased sales volume from data links and the computerized battlefield simulation business resulted in higher operating profits from those product lines. However, the most significant improvement from 2000 to 2001 was due to the loss provision for the MILES 2000 contract recorded in the fourth quarter of fiscal 2000 not being repeated in fiscal 2001. Competition for combat training systems contracts continued to be substantial, resulting in low profit margins from this business area in recent years.

        Cost of sales as a percentage of sales decreased from 84.6 percent in fiscal 2000 to 76.9 percent in fiscal 2001. The high ratio in 2000 was caused by the loss provision recorded on the MILES contract. The fiscal 2001 ratio also represents improvement from 79.1 percent in fiscal 1999, resulting from higher profit margins in the transportation segment during fiscal year 2001, as described above.

        SG&A expenses were virtually unchanged from 2000 to 2001, but increased to 15.2 percent of sales in fiscal 2001 from 14.3 percent of sales in fiscal 2000. SG&A expenses increased in the defense segment in proportion to the increase in sales. Although the transportation segment reduced SG&A spending slightly, the reductions were not as significant as the decrease in sales volume, primarily due to increased selling and proposal spending in pursuit of transportation systems opportunities.

Financial Position and Liquidity

        Cash flows from operations were positive for the fourth consecutive year as positive cash flows from the defense segment offset somewhat negative cash flows in the transportation segment. One particular transportation systems contract generated negative cash flows of nearly $25 million during the year, due to unfavorable contractual payment terms provided to the customer in a competitive situation. This caused growth in the unbilled long-term contract accounts receivable balance during the year; however, management expects that all of the equipment will be accepted by the customer in fiscal 2003 and that all outstanding amounts from this customer will be collected prior to September 30, 2003. Cash was used to invest in the new building in the United Kingdom, as described above, for normal replacement of capital equipment, and to pay dividends to shareholders.

        The Company's net deferred tax asset was $24.1 million at September 30, 2002 compared to $21.6 million at September 30, 2001. Of these amounts, $6.0 million and $1.2 million at September 30, 2002 and 2001 respectively, resulted from the tax effect of recording the additional minimum pension liability, as described below. It is expected that the Company will generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

        The Company recorded a charge to Accumulated Other Comprehensive Income (Loss) of $8.9 million and $2.3 million, net of applicable income taxes of $4.8 million and $1.2 million, in the years ended September 30, 2002 and 2001, respectively, due to growth in the accumulated benefit obligation and the decline in market value of assets in its defined benefit pension plans. Pension accounting rules require that a minimum liability be recorded for the excess of the accumulated benefit obligation over the net assets of the plan, resulting in this charge to Accumulated Other Comprehensive Income (Loss). The increase in accumulated benefit obligation can be attributed primarily to a drop in interest rates, which the Company expects will be a short-term situation. In addition, the Company believes that the decline in the value of pension plan assets is also temporary, as it resulted from the steep decline in the stock market during the past two years. Over the long term the Company's pension assets have performed at or above the level of the assumed rate of return used for the calculation of pension expense and the Company expects that this will continue in the future. The current under funded situation will result in an increase to the minimum funding requirement for fiscal 2003 and, therefore, an increase in Company contributions to the plans of $3-5 million for the year.

        At September 30, 2002 the Company had working capital of $190 million and a current ratio of 2.8 to 1. The Company expects that cash on hand and its unused debt capacity will be adequate to meet its short and long-term financing needs.

        Funded backlog at September 30, 2002 was $777,000,000 compared to $738,000,000 at September 30, 2001. Total backlog, including un-funded or un-exercised customer orders, was $1,165,000,000 at September 30, 2002 compared to $1,095,000,000 at September 30, 2001.

Critical Accounting Policies, Estimates and Judgments

        The Company's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management continually evaluates its estimates and judgments, the most critical of which are those related to revenue recognition, costs to complete contracts, pension costs, valuation of goodwill and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Eventual results may differ from these estimates.

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

        Interest income earned on the Company's short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged. Interest expense incurred under the short-term borrowing arrangement is affected by changes in the general level of interest rates in the U.K. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed. However, the Company has in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding. The purpose of a swap is to tie the interest expense risk related to these borrowings to the interest income risk on the Company's short-term investments, thereby mitigating the Company's net interest rate risk. The Company believes that it is not significantly exposed to interest rate risk at this point in time. There was no interest rate swap outstanding at September 30, 2002.

Foreign Currency Exchange Risk

        In the ordinary course of business, the Company enters into firm sale and purchase commitments denominated in many foreign currencies. The Company has a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, Euro, Singapore Dollar and Australian Dollar. These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated

Financial Statements for more information on the Company's foreign currency translation and transaction accounting policies. The Company also uses balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above), and having the option of paying off the debt using U.S. Dollar or British Pound funds. The Company believes that it is not significantly exposed to foreign currency exchange rate risk at this point in time.

        The Company's investments in its foreign subsidiaries in the U.K., Australia, New Zealand and Singapore are not hedged because they are considered to be invested indefinitely. In addition, the Company generally has control over the timing and amount of earnings repatriation and expects to use this control to mitigate foreign currency exchange risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

        The following consolidated financial statements of the Company and its subsidiaries, for the year ended September 30, 2002, are attached hereto, marked Pages 17 and 23 through 43.

      Report of Ernst & Young LLP, Independent Auditors
      See Page 17

      Consolidated Balance Sheets
      September 30, 2002 and 2001
      See Pages 24 and 25

      Consolidated Statements of Income
      Years ended September 30, 2002, 2001 and 2000
      See Page 26

      Consolidated Statements of Changes in Shareholders' Equity
      Years ended September 30, 2002, 2001 and 2000
      See Page 27

      Consolidated Statements of Cash Flows
      Years ended September 30, 2002, 2001 and 2000
      See Page 28

      Notes to Consolidated Financial Statements
      September 30, 2002
      See Pages 29 through 43

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Cubic Corporation

        We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Notes 1 and 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

San Diego, California
November 22, 2002

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding "Certain Relationships and Related Transactions" is included in Note 9 to the Consolidated Financial Statements for the year ended September 30, 2002, and follows at Item 14(a)(1) of this filing, on page 39.

Item 14.    STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this Report:

(1)
The following consolidated financial statements of Cubic Corporation and subsidiaries, as referenced in Item 8:

      Consolidated Balance Sheets
      September 30, 2002 and 2001

      Consolidated Statements of Income
      Years ended September 30, 2002, 2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity
      Years ended September 30, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows
      Years ended September 30, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements
      September 30, 2002

  (2)
  The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

      None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)
Exhibits:

    21.      List of Subsidiaries
    99.1    CEO and CFO Certification

(d)
Financial Statement Schedules

    None

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION
12/10/02 Date	/s/ WALTER J. ZABLE WALTER J. ZABLE, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/10/02 Date	/s/ WALTER J. ZABLE WALTER J. ZABLE, President, Chief Executive Officer and Chairman of the Board of Directors
12/10/02 Date	/s/ WALTER C. ZABLE WALTER C. ZABLE, Vice President and Vice Chairman of the Board of Directors
Date	RICHARD C. ATKINSON, Director
12/10/02 Date	/s/ RAYMOND L. DEKOZAN RAYMOND deKOZAN, Director
12/10/02 Date	/s/ ROBERT T. MONAGAN ROBERT T. MONAGAN, Director
12/10/02 Date	/s/ RAYMOND E. PEET RAYMOND E. PEET, Director
12/10/02 Date	/s/ WILLIAM W. BOYLE WILLIAM W. BOYLE, Director, Vice President and Chief Financial Officer
12/10/02 Date	/s/ THOMAS A. BAZ THOMAS A. BAZ, Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Walter J. Zable, certify that:

1.
I have reviewed this annual report on Form 10-K of Cubic Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cubic Corporation as of, and for, the periods presented in this annual report;

4.
Cubic's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cubic Corporation and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Cubic, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Cubic's disclosure controls and procedures as of September 30, 2002;

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of September 30, 2002;
5.
Cubic's other certifying officers and I have disclosed, based on our most recent evaluation, to Cubic's auditors and the audit committee of Cubic's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Cubic's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Cubic's internal controls; and
6.
Cubic's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 11, 2002

/s/ Walter J. Zable Walter J. Zable President and Chief Executive Officer

I, William W. Boyle, certify that:

1.
I have reviewed this annual report on Form 10-K of Cubic Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Cubic Corporation as of, and for, the periods presented in this annual report;

4.
Cubic's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cubic Corporation and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Cubic, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Cubic's disclosure controls and procedures as of September 30, 2002;

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the September 30, 2002;
5.
Cubic's other certifying officers and I have disclosed, based on our most recent evaluation, to Cubic's auditors and the audit committee of Cubic's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Cubic's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Cubic's internal controls; and
6.
Cubic's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 11, 2002

/s/ William W. Boyle William W. Boyle Chief Financial Officer

ITEM 8, ITEM 15(a)(1) and (2),(c) and (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXHIBITS

Cubic Corporation

Year Ended September 30, 2002

San Diego, California

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,656	$76,837
Marketable securities, available-for-sale	406	584
Accounts receivable:
Trade and other receivables	8,760	13,087
Long-term contracts	154,838	129,064
Allowance for doubtful accounts	(315)	(635)

	163,283	141,516
Inventories	29,200	30,386
Deferred income taxes	20,543	20,257
Prepaid expenses and other current assets	4,719	6,526

TOTAL CURRENT ASSETS	296,807	276,106

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	14,482	12,838
Buildings and improvements	23,732	23,918
Construction in progress	7,361	—
Machinery and other equipment	80,049	75,479
Leasehold improvements	2,618	2,856
Accumulated depreciation and amortization	(85,823)	(81,715)

	42,419	33,376

OTHER ASSETS
Deferred income taxes	3,593	1,309
Goodwill, less amortization	19,650	18,927
Miscellaneous other assets	11,990	11,629

	35,233	31,865

TOTAL ASSETS	$374,459	$341,347

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

	September 30,
	2002	2001
	(in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade accounts payable	$16,374	$11,889
Customer advances	30,232	30,479
Accrued compensation	19,994	21,011
Accrued pension liability	22,311	6,553
Other current liabilities	13,430	14,641
Income taxes payable	2,558	10,321
Current maturities of long-term debt	1,429	—

TOTAL CURRENT LIABILITIES	106,328	94,894

LONG-TERM DEBT	48,571	50,000
OTHER LIABILITIES
Deferred compensation	6,397	5,558
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, no par value:
Authorized—60,000,000 shares
Issued—35,664,729 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	246,968	221,095
Accumulated other comprehensive loss	(10,096)	(6,494)
Treasury stock at cost: 2002—8,944,884 shares
2001—8,944, 737 shares	(36,066)	(36,063)

	213,163	190,895

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$374,459	$341,347

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2002	2001	2000
	(amounts in thousands, except per share data)
Revenues:
Net sales	$559,604	$501,679	$531,516
Interest and dividends	2,266	3,915	3,819
Other income	2,441	3,129	3,890

	564,311	508,723	539,225
Costs and expenses:
Cost of sales	426,012	385,569	449,913
Selling, general and administrative expenses	85,459	76,052	76,016
Research and development	8,381	9,755	6,999
Goodwill amortization	—	2,638	2,327
Interest	3,538	3,601	3,729

	523,390	477,615	538,984

Income before income taxes	40,921	31,108	241
Income taxes (benefit)	11,484	10,266	(433)

Net income	$29,437	$20,842	$674

Basic and diluted net income per common share	$1.10	$0.78	$0.03

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Comprehensive Income (Loss)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Additional Paid-in Capital	Common Stock
	(in thousands except per share amounts)
October 1, 1999		$(36,056)	$317	$206,347	$12,123	$234
Comprehensive income (loss):
Net income	$674			674
Unrealized holding gains on marketable securities—net of applicable income taxes of $390	575		575
Foreign currency translation adjustment	(4,800)		(4,800)

Comprehensive income (loss)	$(3,551)

Cash dividends paid—$.127 per share of common stock				(3,384)
Treasury stock purchases		(7)

September 30, 2000		(36,063)	(3,908)	203,637	12,123	234
Comprehensive income:
Net income	$20,842			20,842
Unrealized holding gains on marketable securities—net of applicable income taxes of $117	495		495
Reclassification adjustment for gain on sale of marketable securities included in net income—net of applicable income taxes of $515	(789)		(789)
Additional minimum pension liability—net of applicable income tax benefit of $1,222	(2,270)		(2,270)
Foreign currency translation adjustment	(22)		(22)

Comprehensive income	$18,256

Cash dividends paid—$.127 per share of common stock				(3,384)

September 30, 2001		(36,063)	(6,494)	221,095	12,123	234
Comprehensive income:
Net income	$29,437			29,437
Unrealized holding losses on marketable securities—net of applicable income taxes of $62	(115)		(115)
Additional minimum pension liability—net of applicable income tax benefit of $4,803	(8,921)		(8,921)
Foreign currency translation adjustment	5,434		5,434

Comprehensive income	$25,835

Cash dividends paid—$.133 per share of common stock				(3,564)
Treasury stock purchases		(3)

September 30, 2002		$(36,066)	$(10,096)	$246,968	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2002	2001	2000
	(in thousands)
Operating Activities:
Net income	$29,437	$20,842	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,542	12,795	11,378
Deferred income taxes	2,327	1,052	(9,760)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,451)	(16,444)	13,930
Inventories	134	(871)	10,828
Prepaid expenses	1,844	(1,838)	2,043
Accounts payable and other current liabilities	4,228	(6,285)	414
Customer advances	(816)	476	5,701
Income taxes	(7,860)	4,049	1,390
Other items—net	1,093	(3,012)	2,040

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,478	10,764	38,638

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(11,738)
Sale of marketable securities	—	3,557	21
Purchases of property, plant and equipment	(13,004)	(4,375)	(4,505)
Other items—net	—	27	97

NET CASH USED IN INVESTING ACTIVITIES	(13,004)	(791)	(16,125)

Financing Activities:
Change in short-term borrowings	—	—	(6,118)
Principal payments on long-term debt	—	—	(5,000)
Purchases of treasury stock	(3)	—	(7)
Dividends paid to shareholders	(3,564)	(3,384)	(3,384)

NET CASH USED IN FINANCING ACTIVITIES	(3,567)	(3,384)	(14,509)

Effect of exchange rates on cash	912	495	209

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,819	7,084	8,213
Cash and cash equivalents at the beginning of the year	76,837	69,753	61,540

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$78,656	$76,837	$69,753

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Nature of the Business:    Cubic Corporation (the Company) designs, develops and manufactures products which are mainly electronic in nature, provides government services and services related to products previously produced by Cubic and others. The Company's principal lines of business are defense electronics and transportation fare collection systems. Principal customers for defense products and services are the United States and foreign governments. Transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

        Principles of Consolidation:    The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year.

        Cash Equivalents:    The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

        Concentration of Credit Risk:    The Company has established guidelines pursuant to which its cash and cash equivalents are diversified among various money market instruments and investment funds. These guidelines emphasize the preservation of capital by requiring minimum credit ratings assigned by established credit organizations. Diversification is achieved by specifying maximum investments in each fund type and issuer. The majority of these investments are not on deposit in federally insured accounts.

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

        Marketable Securities, Available-for-Sale:    Marketable securities are classified as available-for-sale and are stated at fair market value. The excess of fair market value over cost at September 30, 2002 and 2001 is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets and amounted to $103,000 and $218,000 at September 30, 2002 and 2001, respectively, net of applicable income taxes.

        Inventories:    Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2002 and 2001 were immaterial.

        Property, Plant and Equipment:    Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Straight-line and accelerated methods are each used for approximately one-half of the depreciable plant and equipment. Provisions for depreciation of plant and equipment amounted to $6,542,000, $10,157,000, and $9,045,000 in 2002, 2001 and 2000, respectively.

        Goodwill:    Until the adoption, on October 1, 2001, of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, goodwill was amortized on a straight-line basis over periods ranging from 3 to 15 years. Accumulated amortization at September 30, 2002 and 2001 was $14.0 million and $13.7 million, respectively. The change in the value of goodwill and accumulated amortization from September 30, 2001 to September 30, 2002 represents the effects of foreign currency translation on goodwill amounts carried on the books of foreign subsidiaries. Under the provisions of Statement No. 142, goodwill is now evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company's recorded goodwill.

        Impairment of Long-Lived Assets:    The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in the facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.

        Revenue Recognition:    Sales and profits under the Company's long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, are recognized using the cost-to-cost method of accounting. Sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, profit is not recognized until progress is demonstrated or contract milestones are reached.

        Sales under cost-reimbursement type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings based on the ratio of costs incurred to the estimated total costs at completion. Sales of products and services provided under essentially commercial terms and conditions are recorded upon shipment of the product or completion of specified tasks.

        Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered more likely than not. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profits, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

        Provisions are made on a current basis to fully recognize any anticipated losses on contracts. Cash received prior to revenue recognition is classified as customer advances on the balance sheet.

        Earnings Per Share:    Per share amounts are based upon the weighted average number of shares of common stock outstanding, after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

        Derivative Financial Instruments:    The Company's use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment. At September 30, 2002, the Company had foreign exchange contracts with a notional value of $12.8 million outstanding. The net amount of deferred gains and losses at that date was immaterial.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of the Company's long-term contracts and the estimated rates of return and discount rates related to the Company's defined benefit pension plans. Actual results could differ from those estimates.

        Risks and Uncertainties:    The Company is subject to the normal risks and uncertainties of performing large, multi-year, often fixed-price contracts. In addition the Company is subject to audit of incurred costs related to many of its U.S. Government contracts. These audits could produce different results than the Company has estimated; however, the Company's experience has been that its costs are acceptable to the government.

Note 2—CHANGE IN ACCOUNTING

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

        As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the year ended September 30, 2001 (in thousands, except per share data):

	Year Ended September 30,
	2002	2001
Reported net income	$29,437	$20,842
Add back goodwill amortization, net of tax	—	1,715

Adjusted net income	$29,437	$22,557

Basic and diluted net income per common share:
Reported net income	$1.10	$0.78
Goodwill amortization, net of tax	—	0.06

Adjusted net income	$1.10	$0.84

NOTE 3—INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

        The Company owns 37.5 percent of the common stock of Transys, an unconsolidated joint venture company in the United Kingdom. This joint venture was formed to bid on a contract called "PRESTIGE" (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to outsource most of the functions of the London Transport fare collection system. In August 1998, Transys was awarded the contract and began operations. Through September 30, 2002, over $585 million of the work to be performed by Transys has been subcontracted to the Company as a part of the joint venture arrangement. The long-term debt of Transys is non-recourse to Cubic. Summarized financial information for this unconsolidated joint venture is as follows:

	September 30,
	2002	2001
	(in millions)
Balance Sheets:
Current assets	$51.6	$39.2
Non-current unbilled contract accounts receivable	264.0	198.2

Total Assets	$315.6	$237.4

Current liabilities	$15.7	$16.8
Long-term debt	299.9	220.6
Equity	—	—

Total Liabilities and Equity	$315.6	$237.4

	Years ended September 30,
	2002	2001	2000
	(in millions)
Statement of Operations:
Sales	$130.0	$118.8	$146.0
Operating profit	$—	$—	$—
Net income	$—	$—	$—

        The terms of Transys' subcontracts with the Company and other parties to the joint venture provide for the pass-through of virtually all revenues from London Transport. As a result, Transys has operated on a break-even basis and is expected to continue to do so.

NOTE 4—ACCOUNTS RECEIVABLE

        The components of accounts receivable under long-term contracts are as follows:

	September 30,
	2002	2001
	(in thousands)
U.S. Government Contracts:
Amounts billed	$21,546	$23,380
Recoverable costs and accrued profits on progress completed—not billed	27,803	23,173

	49,349	46,553
Commercial Customers:
Amounts billed	20,739	25,597
Recoverable costs and accrued profits on progress completed—not billed	84,750	56,914

	105,489	82,511

	$154,838	$129,064

        A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that substantially all of the unbilled portion of receivables will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2003.

NOTE 5—INVENTORIES

        Inventories are classified as follows:

	September 30,
	2002	2001
	(in thousands)
Finished products	$1,219	$1,528
Work in process	14,746	19,020
Materials and purchased parts	13,235	9,838

	$29,200	$30,386

NOTE 6—FINANCING ARRANGEMENTS

        Long-term debt consists of the following:

	September 30,
	2002	2001
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 commencing November 2004. Interest at 6.31% is payable semi-annually in November and May.	$40,000	$40,000
Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 commencing November 2002. Interest at 6.11% is payable semi-annually in November and May.	10,000	10,000

	50,000	50,000
Less current portion	(1,429)	—

	$48,571	$50,000

        The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the Transys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2002, the most restrictive covenant under these agreements leaves consolidated retained earnings of $39.2 million available for the payment of dividends to shareholders, purchases of the Company's common stock and other charges to shareholders' equity. To date, there have been no covenant violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

        The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $15.7 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation and are repayable on demand. At September 30, 2002 and 2001, there was no amount outstanding under this borrowing arrangement.

        Maturities of long-term debt for each of the five years in the period ending September 30, 2007, are as follows: 2003—$1,429,000; 2004—$1,429,000; 2005—$5,429,000; 2006—$5,429,000; 2007—$5,429,000; thereafter—$30,855,000.

        Interest paid amounted to $3,532,000, $3,631,000, and $3,806,000 in 2002, 2001, and 2000, respectively.

        As of September 30, 2002 the Company had letters of credit and bank guarantees outstanding totaling $20.4 million, which guarantee either the Company's performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $2.5 million as of September 30, 2002, which guarantee the Company's payment of certain self-insured liabilities. Management believes self-insurance liabilities recorded on the balance sheet as of September 30, 2002 are adequate to meet the underlying obligations. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

NOTE 7—COMMITMENTS

        The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2009. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $3,832,000, $3,613,000, and $3,777,000 in 2002, 2001, and 2000, respectively.

        Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 2002 (in thousands):

2003	$3,385
2004	2,619
2005	1,500
2006	1,131
2007	699
Thereafter	1,373

$10,707

NOTE 8—INCOME TAXES

        Significant components of the provision (benefit) for income taxes are as follows:

	Years ended September 30,
	2002	2001	2000
	(in thousands)
Current (credit):
Federal	$3,108	$4,089	$4,821
State	1,735	1,665	(84)
Foreign	4,314	3,460	4,590

Total current	9,157	9,214	9,327

Deferred (credit):
Federal	3,124	(2,369)	(8,543)
State	437	149	(1,241)
Foreign	(1,234)	3,272	24

Total deferred	2,327	1,052	(9,760)

Total income tax expense (benefit)	$11,484	$10,266	$(433)

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2002	2001
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$3,710	$4,514
Additional minimum pension liability	6,025	1,222
Inventory reserves and long-term contract accounting	10,058	13,502
Self-insurance and other reserves	2,862	2,665
Deferred compensation	2,347	2,034
Foreign net operating loss carryforwards	—	2,460
Other	2,229	1,593

Total deferred tax assets	27,231	27,990
Valuation allowance for deferred tax assets	—	(2,460)

Deferred tax assets	27,231	25,530

Deferred tax liabilities:
Tax over book depreciation	471	194
Amortization of goodwill	603	—
Leveraged lease accounting	—	1,335
Prepaid expenses	727	670
State taxes	498	781
Other	796	984

Deferred tax liabilities	3,095	3,964

Net deferred tax asset	$24,136	$21,566

        The Company was able to utilize a net operating loss carryforward in Denmark of approximately $7.5 million through the sale of its Danish subsidiary to another foreign subsidiary of the Company. In the fourth quarter of fiscal 2002, the Danish tax authorities approved the transaction and the liquidation of the subsidiary, resulting in the realization of the associated deferred tax asset of approximately $2.5 million. The valuation allowance that had been established against this deferred tax asset was therefore no longer required and was reversed against tax expense.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Years ended September 30,
	2002	2001	2000
	(in thousands)
Tax at federal statutory rate	$14,322	$10,888	$84
State income taxes, net of federal tax benefit	1,412	1,179	(861)
Tax exempt interest and dividend income	(91)	(276)	(469)
Income exclusion on export sales	(536)	(565)	(374)
Non-deductible expenses	282	457	1,912
Effect of change in tax rates on deferred tax asset	—	—	321
Reversal of deferred tax asset valuation reserve	(2,460)	—	—
Tax effect from foreign subsidiaries	(475)	(565)	(545)
Tax credits and other	(970)	(852)	(501)

	$11,484	$10,266	$(433)

        The Company made income tax payments, net of refunds, totaling $15,574,000, $5,158,000, and $7,782,000 in 2002, 2001, and 2000, respectively.

        Income (loss) before income taxes includes the following components:

	Years ended September 30,
	2002	2001	2000
	(in thousands)
United States	$24,100	$10,845	$(14,781)
Foreign	16,821	20,263	15,022

Total	$40,921	$31,108	$241

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $38.9 million at September 30, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

        The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $8,665,000, $7,998,000 and $7,422,000 in 2002, 2001 and 2000, respectively.

        Approximately one-half of the Company's non-union employees in the U.S are covered by a non-contributory defined benefit pension plan. Approximately one-half of the Company's European employees are covered by a contributory defined benefit pension plan. The Company's funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for these plans and the net amount recognized in the Consolidated Balance Sheets:

	September 30,
	2002	2001
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$74,160	$64,810
Service cost	5,024	4,027
Interest cost	5,496	4,971
Actuarial loss	7,110	804
Participant contributions	782	636
Gross benefits paid	(1,764)	(1,134)
Foreign currency exchange rate changes	1,277	46

Net benefit obligation at the end of the year	92,085	74,160

Change in plan assets:
Fair value of plan assets at the beginning of the year	60,437	69,697
Actual return on plan assets	(6,477)	(10,435)
Employer contributions	4,071	1,713
Participant contributions	782	636
Gross benefits paid	(1,764)	(1,134)
Administrative expenses	(55)	(46)
Foreign currency exchange rate changes	799	6

Fair value of plan assets at the end of the year	57,793	60,437

Net amount recognized:
Funded status	(34,292)	(13,723)
Unrecognized net actuarial loss	29,198	10,665
Unrecognized prior service cost	(1)	(3)

Net amount recognized	$(5,095)	$(3,061)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(5,095)	$(3,061)
Additional minimum liability	(17,216)	(3,492)
Deferred tax asset	6,025	1,222
Accumulated other comprehensive loss	11,191	2,270

Net amount recognized	$(5,095)	$(3,061)

        The components of net periodic pension cost for these plans are as follows:

	Years ended September 30,
	2002	2001	2000
	(in thousands)
Service cost	$5,023	$4,027	$3,695
Interest cost	5,496	4,971	4,486
Expected return on plan assets	(5,097)	(5,721)	(5,222)
Amortization of:
Prior service cost	(2)	(2)	(2)
Actuarial (gain) loss	401	(139)	(35)
Administrative expenses	185	171	158

Net pension cost	$6,006	$3,307	$3,080

Weighted-average assumptions:
Discount rate	6.4%	7.2%	7.6%
Expected return on plan assets	8.3%	8.3%	8.3%
Rate of compensation increase	4.6%	4.9%	5.0%

NOTE 10—RELATED PARTY TRANSACTION

        The Company is party to an agreement with a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable, whereby the Company has agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The agreement is so designed that if the assumptions made as to mortality experience, policy dividends and other factors are realized, at the death of Mrs. Zable the Company will recover all of its insurance premium payments as well as other costs associated with the policy. The advances are secured by a collateral assignment of the policy to the Company. The agreement is intended to prevent the possibility of a large block of the Company's common shares being put on the market, to the detriment of the share price, in order for the beneficiaries to pay estate taxes. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed or added to income in the year incurred. The amount added to income in 2002, 2001 and 2000 was $308,000, $482,000 and $45,000, respectively. As of September 30, 2002, the cash surrender value of the policy exceeded the total of all premium payments made by the Company through that date.

NOTE 11—LEGAL MATTER

        In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12 percent per annum from September 21, 1991 through May 5, 1997.

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

NOTE 12—BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

        The Company has two primary business segments: transportation systems and defense. The transportation systems segment designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. The defense segment performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, development of training doctrine and field operations and maintenance. Products include customized range instrumentation and training systems, communications and surveillance systems, avionics systems, transceivers and receivers.

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

Reclassification:

        Certain prior year costs related to the development of smart card technology have been reclassified from other profit to the transportation systems segment to conform to current year classification. The effect of this change was to decrease transportation systems operating profit and to increase other profit by approximately $1.7 million and $0.7 million in the years ended September 30, 2001 and 2000 respectively.

        Business segment financial data is as follows:

	Years ended September 30,
	2002	2001	2000
	(in millions)
Revenues:
Transportation systems	$230.7	$204.9	$243.8
Defense	314.4	282.1	271.7
Other	14.5	14.7	16.0

Total segment revenues	559.6	501.7	531.5
Other	4.7	7.0	7.7

Total consolidated revenues	$564.3	$508.7	$539.2

Operating profit (loss):
Transportation systems	$23.3	$21.6	$20.8
Defense	17.9	7.6	(23.6)
Other	0.2	0.5	1.3

Total segment operating profit (loss)	41.4	29.7	(1.5)
Other	3.0	5.0	5.4
Interest expense	(3.5)	(3.6)	(3.7)

Income before income taxes	$40.9	$31.1	$0.2

Assets:
Transportation systems	$118.0	$83.9	$91.6
Defense	144.8	148.4	131.2
Other	3.1	3.4	3.1

Total segment assets	265.9	235.7	225.9
Other	108.6	105.6	96.5

Total consolidated assets	$374.5	$341.3	$322.4

Depreciation and amortization:
Transportation systems	$2.4	$4.6	$5.4
Defense	3.5	7.5	5.3
Other	0.1	0.1	0.1

Total segment depreciation and amortization	6.0	12.2	10.8
Other	0.5	0.6	0.6

Total consolidated depreciation and amortization	$6.5	$12.8	$11.4

Expenditures for long-lived assets:
Transportation systems	$10.9	$1.5	$2.4
Defense	1.8	2.2	1.6
Other	0.1	0.1	0.3

Total segment expenditures	12.8	3.8	4.3
Other	0.2	0.6	0.2

Total consolidated expenditures for long-lived assets	$13.0	$4.4	$4.5

Geographic Information:
Revenues(a):
United States	$330.3	$279.3	$289.2
United Kingdom	162.1	149.8	166.7
Far East	16.2	32.5	36.4
Other foreign countries	55.7	47.1	46.9

Total consolidated revenues	$564.3	$508.7	$539.2

(a)
Revenues are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$51.2	$50.4	$54.4
United Kingdom	19.7	10.6	14.2
Other foreign countries	3.2	2.9	3.4

Total consolidated long-lived assets, net	$74.1	$63.9	$72.0

        Defense segment revenues include $216.6 million, $183.5 million and $197.2 million in 2002, 2001 and 2000, respectively, of sales to United States Government agencies. Transportation systems revenues include $86.1 million, $76.3 million, and $91.3 million of sales to Transys in 2002, 2001 and 2000, respectively. No other single customer accounts for 10 percent or more of the Company's revenue.

NOTE 13—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended September 30, 2002 and 2001:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2002
Net sales	$123,877	$138,493	$148,208	$149,026
Gross profit	30,576	31,350	33,769	37,897
Net income	5,691	6,441	7,128	10,177
Net income per share	0.21	0.24	0.27	0.38
Fiscal 2001
Net sales	$120,334	$122,826	$127,289	$131,230
Gross profit	25,841	29,285	28,129	32,855
Net income	4,669	4,965	5,324	5,884
Net income per share	0.17	0.19	0.20	0.22

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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
ITEM 8, ITEM 15(a)(1) and (2),(c) and (d) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA EXHIBITS
CUBIC CORPORATION CONSOLIDATED BALANCE SHEETS
CUBIC CORPORATION CONSOLIDATED BALANCE SHEETS—continued
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF INCOME
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CUBIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
CUBIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002