Form 10-Q
period 2002-12-31
CUBIC CORP /DE/
filed 2003-02-03
CIK 26076

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002

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

Yes ☒ No ☐

        As of January 30, 2003, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Revenues:
Sales	$148,356	$123,877
Other income	676	1,278

	149,032	125,155

Costs and expenses:
Cost of sales	116,371	93,301
Selling, general and administrative	20,409	20,067
Research and development	1,411	2,605
Interest	871	891

	139,062	116,864

Income before income taxes	9,970	8,291
Income taxes	3,300	2,600

Net income	$6,670	$5,691

Basic and diluted net income per common share	$0.25	$0.21

Average shares of common stock outstanding	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2002
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$38,550	$78,656
Marketable securities, available-for-sale	408	406
Accounts receivable	209,590	163,283
Inventories	40,501	29,200
Deferred income taxes and other current assets	25,521	25,262

Total current assets	314,570	296,807

Property, plant and equipment—net	43,366	42,419
Goodwill, less amortization	19,967	19,650
Other assets	15,472	15,583

	$393,375	$374,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$7,124	$—
Trade accounts payable	15,667	16,374
Customer advances	30,946	30,232
Other current liabilities	35,723	33,424
Accrued pension liability	22,251	22,311
Income taxes payable	4,506	2,558
Current maturities of long-term debt	1,429	1,429

Total current liabilities	117,646	106,328

Long-term debt	47,142	48,571
Deferred compensation	6,842	6,397
Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	253,638	246,968
Accumulated other comprehensive loss	(8,184)	(10,096)
Treasury stock at cost	(36,066)	(36,066)

	221,745	213,163

	$393,375	$374,459

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2002	2001
Operating Activities:
Net income	$6,670	$5,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,614	1,873
Changes in operating assets and liabilities	(51,853)	628

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,569)	8,192

Investing Activities:
Net additions to property, plant and equipment	(2,202)	(1,615)
Other items—net	(2)	(7)

NET CASH USED IN INVESTING ACTIVITIES	(2,204)	(1,622)

Financing Activities:
Change in short-term borrowings	6,975	—
Change in long-term borrowings	(1,429)	—

NET CASH USED IN FINANCING ACTIVITIES	5,546	—

Effect of exchange rates on cash	121	(209)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,106)	6,361
Cash and cash equivalents at the beginning of the period	78,656	76,837

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$38,550	$83,198

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2002

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

Note 3—Inventories

        Inventories consist of the following (in thousands):

	December 31, 2002	September 30, 2002
Finished products	$623	$1,219
Work in process	26,016	14,746
Raw material and purchased parts	13,862	13,235

	$40,501	$29,200

Note 4—New Accounting Pronouncement

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The principal effect of applying FAS 146 will be on the timing of recognition of these costs. Had the statement been in effect during the first quarter of fiscal 2003 and fiscal year 2002, the Company's net income for the quarter ended December 31, 2001 would have been higher by approximately $600,000 ($.02 per share). The new standard is effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Note 5—Comprehensive Income

        Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Net income	$6,670	$5,691
Foreign currency translation adjustments	1,910	(108)
Unrealized gains on marketable securities:
Unrealized holding gain during the period	2	13

	$8,582	$5,596

Note 6—Segment Information

        Business segment financial data is as follows (in millions):

	Three Months Ended December 31,
	2002	2001
Revenues:
Transportation systems	$62.2	$43.7
Defense	82.2	76.4

Total for reportable segments	144.4	120.1
Other revenues	4.6	5.1

	$149.0	$125.2

Operating profit:
Transportation systems	$5.9	$4.2
Defense	4.5	3.7

Total for reportable segments	10.4	7.9
Other profit	0.5	1.3
Interest expense	(0.9)	(0.9)

Income before income taxes	$10.0	$8.3

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

December 31, 2002

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

Results of Operations

        Sales for the quarter ended December 31, 2002 increased by 20 percent compared to the same quarter in the previous year as sales in both the transportation and defense segments were higher. Net income increased 17 percent, due to improved operating profits from both segments. Operating profits for the two segments increased from $7.9 million in the first quarter of last year to $10.4 million in the first quarter of this year, a 32 percent increase. Last year's first quarter had included a $0.9 million provision for a facility closing in the transportation segment. Excluding that cost, operating profits increased from $8.8 million to $10.4 million, an 18 percent increase.

        Transportation segment sales increased by 42 percent compared to last year's first quarter due to an increased level of activity on the Prestige contract in London and the start-up of work on new contracts in North America which were awarded to the Company in fiscal 2002. Additionally, milestones on the Prestige contract were met during the quarter and the Company was awarded new tasks under the contract, as the scope of work on this system continues to expand. The Company began work on contracts in Los Angeles and San Diego, contributing to the increase in sales volume in the first quarter of this fiscal year.

        Operating profits for the quarter in the transportation segment were up by 40 percent; however, as mentioned above, last year's operating profits were impacted by an accrual of $0.9 million for severance costs related to a facility closing. Without this provision last year, operating profits would have been $5.1 million in the quarter ended December 31, 2001 and the increase year over year would have been 16 percent. Therefore, on a comparable basis, operating margins did not increase in proportion to sales in the quarter, partially because the new contracts which contributed to the increase in sales are in an early stage of completion and the Company' policy is to not recognize profits until significant progress has been made or contract milestones reached. In addition, margins being recorded on the Prestige contract are not as high as the Company expects ultimately to achieve, primarily due to work being performed by the Company in place of a subcontractor that was terminated in fiscal 2002. The Company expects to ultimately recover its additional costs incurred from the subcontractor, but cannot anticipate recovery in its calculation of profits on the contract because the amount cannot be determined at this time.

        The defense segment generated an 8 percent increase in sales in the first quarter compared to last year. Sales in both its government services and training systems businesses increased, while communications and electronics sales were down somewhat from last year. The Company is continuing to pursue new communications related business and expects sales growth in future quarters if these efforts are successful. Training systems sales were up due to increased sales of MILES products and due to increased sales generated by air combat training system contracts won last year. Government services sales increased as the company's battlefield simulation business continued to grow, while revenues from the operations and maintenance business were flat.

        Despite lower sales volume, operating profit improvement came from the communications and electronics product line due to increased margins from the Company's JSTARS products. Training systems profits were flat as new contracts won last year were in the early stages of completion, while operating profits from government services were down somewhat despite the increase in sales. The decrease in government services profits came primarily from the operations and maintenance business which experienced cost growth on two of its trainer maintenance contracts.

        Selling, general and administrative (S, G&A) expenses were up slightly in the first quarter compared to last year but were down from 16.2 percent of sales to 13.7 percent. A decrease in legal costs reduced S, G&A spending in the defense segment, while transportation systems S, G&A increased somewhat in support of the increased sales volume.

        Other revenues and profits were lower in the quarter ended December 31, 2002 than in the same quarter of the previous year, as lower interest rates and a decrease in cash reduced interest income. In addition, the Company lost its tenant from a rental property in San Diego County which reduced rental income in the quarter. The Company is currently working toward the disposal of this property in the second or third quarter of this fiscal year.

        Total backlog, including un-funded customer orders, was $1,163,000,000 at December 31, 2002, compared to $1,165,000,000 at September 30, 2002 and $1,102,000,000 at December 31, 2001. Included in the above amounts was funded backlog of $782,000,000 at December 31, 2002, $777,000,000 at September 30, 2002 and $762,000,000 at December 31, 2001.

New Accounting Pronouncement

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The principal effect of applying FAS 146 will be on the timing of recognition of these costs. Had the statement been in effect during the first quarter of fiscal 2003 and fiscal year 2002, the Company's net income for the quarter ended December 31, 2001 would have been higher by approximately $600,000 ($.02 per share). The new standard is effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Liquidity and Capital Resources

        The Prestige contract in London was the largest contributor to increased accounts receivable and inventories, resulting in negative operating cash flows for the first quarter of fiscal 2003, partly due to work performed by the Company in place of a subcontractor, as described above. Unfavorable contract payment terms on another transportation systems contract and start up activity on contracts won in fiscal 2002 contributed to the growth in accounts receivable. In addition, delays in funding authorization on certain defense service contracts added to this receivables growth, but this has since been resolved. The increase in work in process inventory was related primarily to the building of various devices for the Prestige project, and is expected to decrease in the second quarter as the equipment is delivered and costs are transferred to the project. We expect positive cash flows from both segments for the remainder of the year. However, we anticipate that cash flows for the year are likely to be somewhat negative due to the Prestige contract situation and overall growth in sales volume.

        Cash was used to purchase fixed assets, including the outfitting of the Company's new European transportation systems headquarters south of London. In addition, the Company made a scheduled debt payment and borrowed approximately $7 million under its short-term borrowing arrangement in the United Kingdom to meet working capital requirements in that country.

        The Company's financial condition remains strong with working capital of $197 million and a current ratio of 2.7 to 1 at December 31, 2002. The Company expects that cash on hand and its ability to access the debt markets will be adequate to meet its working capital requirements for the foreseeable future.

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

ITEM 4—STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

        As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are included herein:

    15—Independent Accountants' Review Report
    99.1—CEO and CFO Certification

  (b)
  No reports on Form 8-K were filed during the quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION
Date January 30, 2003	/s/ W. W. Boyle W. W. Boyle Vice President and CFO
Date January 30, 2003	/s/ T. A. Baz T. A. Baz Vice President and Controller

CERTIFICATION of CEO

        I, Walter J. Zable, certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Cubic Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003

/S/ W. J. Zable W. J. Zable President and Chief Executive Officer

CERTIFICATION of CFO

        I, William W. Boyle, certify that:

1)
I have reviewed this quarterly report on Form 10-Q of Cubic Corporation;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 30, 2003

/S/ W. W. Boyle W. W. Boyle Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (amounts in thousands, except per share data)
CUBIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands)
CUBIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
CUBIC CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) December 31, 2002
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS December 31, 2002
ITEM 4—STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION of CEO
CERTIFICATION of CFO