Form 10-Q
period 2003-03-31
CUBIC CORP /DE/
filed 2003-05-06
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

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

Yes  ☒    No  ☐

As of April 30, 2003, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Sales	$315,513	$262,370	$167,157	$138,493

Costs and expenses:
Cost of sales	250,074	200,444	133,703	107,143
Selling, general and administrative expenses	41,380	39,826	20,971	19,759
Research and development	3,034	4,890	1,623	2,285
	294,488	245,160	156,297	129,187
Operating income	21,025	17,210	10,860	9,306

Other income (expenses)
Gain on sale of real estate	6,190	—	6,190	—
Interest expense	(1,869)	(1,770)	(998)	(879)
Other income	1,470	2,592	794	1,314
Income before income taxes	26,816	18,032	16,846	9,741

Income taxes	8,900	5,900	5,600	3,300

Net income	$17,916	$12,132	$11,246	$6,441

Net income per share	$0.67	$0.45	$0.42	$0.24

Dividends per common share	$0.070	$0.063	$0.070	$0.063

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2003	September 30, 2002
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$43,729	$78,656
Marketable securities, available-for-sale	408	406
Accounts receivable	221,577	163,283
Inventories	26,961	29,200
Deferred income taxes and other current assets	24,489	25,262
Total current assets	317,164	296,807

Accounts receivable	16,000	—
Property, plant and equipment - net	44,407	42,419
Goodwill, less amortization	19,984	19,650
Other assets	15,829	15,583
	$413,384	$374,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,118	$—
Trade accounts payable	19,979	16,374
Customer advances	33,037	30,232
Other current liabilities	37,362	33,424
Accrued pension liability	24,154	22,311
Income taxes payable	7,478	2,558
Current portion of long-term debt	1,429	1,429
Total current liabilities	128,557	106,328

Long-term debt	47,142	48,571
Deferred compensation	6,390	6,397

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	263,013	246,968
Accumulated other comprehensive loss	(8,009)	(10,096)
Treasury stock at cost	(36,066)	(36,066)
	231,295	213,163
	$413,384	$374,459

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2003	2002
Operating Activities:
Net income	$17,916	$12,132
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,246	3,379
Gain on sale of real estate	(6,190)	—
Changes in operating assets and liabilities	(53,659)	(16,967)
NET CASH USED IN OPERATING ACTIVITIES	(38,687)	(1,456)

Investing Activities:
Net additions to property, plant and equipment	(5,917)	(9,415)
Proceeds from sale of real estate	7,008	—
Other items - net	(1)	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,090	(9,405)

Financing Activities:
Change in short-term borrowings, net	5,142	—
Principal payment on long-term borrowings	(1,429)	—
Purchases of treasury stock	—	(3)
Dividends paid	(1,871)	(1,693)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,842	(1,696)

Effect of exchange rates on cash	828	(339)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,927)	(12,896)

Cash and cash equivalents at the beginning of the period	78,656	76,837

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$43,729	$63,941

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2003

Note 1 – Basis for Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

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

Note 2 – Per Share Amounts

Per share amounts are based upon the weighted average number of shares of common stock outstanding, after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

Note 3 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31, 2003	September 30, 2002

Trade and other receivables	$8,156	$8,760
Long-term contracts:
Billed	68,795	42,148
Unbilled	144,970	112,690
Allowance for doubtful accounts	(344)	(315)
Total current	221,577	163,283
Long-term contracts not currently due – unbilled	16,000	—
Total accounts receivable	$237,577	$163,283

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2003.

Inventories consist of the following (in thousands):

	March 31, 2003	September 30, 2002

Finished products	$687	$1,219
Work in process	13,913	14,746
Raw material and purchased parts	12,361	13,235
Total inventories	$26,961	$29,200

Note 4 – New Accounting Pronouncement

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The principal effect of applying FAS 146 will be on the timing of recognition of these costs. Had the statement been in effect during the first half of fiscal 2003 and fiscal year 2002, the Company’s net income for the six months ended March 31, 2002 would have been higher by approximately $500,000 (2 cents per share). The new standard is effective as of December 31, 2002 and has been applied prospectively to exit or disposal activities initiated after that date.

Note 5 – Short-Term Borrowings

The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $15.7 million at March 31, 2003) with a United Kingdom bank to help meet the short-term working capital requirements of its European operations.  The outstanding balance is payable on demand and bears interest at the bank’s base rate, as defined, plus one percent.  At March 31, 2003 the amount outstanding under this arrangement was $5.1 million at an interest rate of 5 percent.

Note 6 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Net income	$17,916	$12,132	$11,246	$6,441
Foreign currency translation adjustments	2,085	103	175	211
Unrealized gains on marketable securities:
Unrealized holding gain (loss) during the period	2	(19)	—	(32)
Comprehensive income	$20,003	$12,216	$11,421	$6,620

Note 7 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Sales:
Transportation systems	$133.8	$98.0	$71.6	$54.3
Defense	174.0	157.1	91.8	80.7
Corporate and other	7.7	7.3	3.8	3.5
Total sales	$315.5	$262.4	$167.2	$138.5

Operating income (loss):
Transportation systems	$12.4	$9.6	$6.5	$5.4
Defense	9.3	8.0	4.8	4.3
Corporate and other	(0.7)	(0.4)	(0.4)	(0.4)
Total operating income	$21.0	$17.2	$10.9	$9.3

Note 8 – Legal Proceedings

During the quarter ended March 31, 2003, a former subcontractor to the Company on the Prestige project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination, in an amount yet to be determined. The Company had previously notified the subcontractor of its intention to file a claim against the subcontractor for failure to perform. The Company intends to file a defense and counterclaim with the arbitrator during the quarter ending June 30, 2003. The Company believes that the subcontractor’s claim is without merit and will vigorously pursue its defense and counterclaim. The Company believes it will ultimately be able to recover the damages it has incurred due to the subcontractor’s failure to perform, but has not anticipated recovery in its calculation of profits under its contract with Transys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

CUBIC CORPORATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

Forward-Looking Statements

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as may, likely, anticipate, hope, estimate, plan, potential, promising, feel, expect, should, and confident. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects. These include the effects of politics on negotiations and business dealings with government entities, reductions in defense budgets, economic conditions in the various countries in which we do or hope to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

Results of Operations

Sales for the quarter ended March 31, 2003 increased by 21 percent compared to the same quarter in the previous year as sales grew in both the transportation and defense segments. Sales for the first six months of the fiscal year were up by 20 percent over last year, with the biggest increase coming from the transportation segment. Net income increased 75 percent in the second quarter compared to last year, due to improved operating income from all segments and due to a gain on the sale of real estate in San Diego County that was no longer used by the Company. The gain from the sale was approximately $3.7 million, after applicable income taxes, or about 14 cents per share. Without this real estate gain, earnings for the quarter would have been 28 cents per share compared to 24 cents per share in the second fiscal quarter last year.

For the first six months of the year, net income was up 48 percent compared to last year. Without the real estate gain net income would have been up by 17 percent, due to improved operating income in both major segments. Operating income was up by 17 percent for the quarter and by 22 percent for the six-month period, compared to last year.

TRANSPORTATION SEGMENT

Transportation segment sales increased by 32 percent compared to last year’s second quarter due primarily to a higher level of activity on the Prestige contract in London. This higher sales volume as well as higher profits on contracts in North America resulted in an increase in operating income of 20 percent for the segment compared to the second quarter of last year. The increase in operating income was not proportional to the sales increase because profit margins recorded on the Prestige contract continue to be at a lower level than we expect ultimately to achieve. As has been discussed in previous reports, this situation resulted from work we are performing in place of a subcontractor that was terminated in fiscal 2002. As disclosed in Note 8 to the financial statements, we expect to ultimately recover the additional costs incurred from the subcontractor, but cannot anticipate recovery in our calculation of profits on the contract at this time because the conditions required by generally accepted accounting principles have not yet been achieved.

Sales for the first six months increased by 37 percent in the transportation segment compared to last year, while operating income increased 29 percent. As has been discussed in previous reports, we expensed approximately $0.9 million for a facility closure in the first half of fiscal 2002. Without this provision last year, operating income would have been $10.5 million in the six months ended March 31, 2002 and the increase year over year would have been 18 percent. Again, operating margins did not increase in proportion to sales because of the lower margins on the Prestige project, which was the contract that contributed virtually all of the increase in sales for the first half of the fiscal year. We expect that the system installation phase of the Prestige project, including work performed in place of the terminated subcontractor, will be completed in the fourth quarter of the fiscal year, resulting in a decreased level of activity on the contract next year. However, in addition to the ongoing maintenance of the system, we anticipate expansion of the system in future years and we have already received several contract modifications.

DEFENSE SEGMENT

Defense segment sales were up by 14 percent in the second quarter compared to last year. Sales in the training systems businesses increased, while government services sales were about the same as last year and communications and electronics sales were down somewhat from last year. We were successful in our bid for strategically significant new communications business during the quarter and anticipate sales growth in the next several quarters for this business area. Training systems sales were up due to increased sales generated by air and ground combat training system contracts we won last year.

Operating income for the quarter in the defense segment increased by 12 percent over last year. Profit improvement came from ground combat training systems and from the battlefield simulation business. An earlier strategic decision to invest in new communications technology resulted in the award of new business, as mentioned above. We expect to spend approximately $3 million more than the value of the new contract for the engineering development portion of the project and have recorded an expense provision in the second quarter, which is included in cost of sales on the income statement. We believe that the new products developed from this investment will provide the opportunity for substantial ongoing business in this product line for years to come. Operating income in the quarter was also impacted by cost growth of nearly $3 million on a contract which includes the development of new ground combat training technology for an overseas customer. This new product development, when completed, will add important additional capability to our ground combat training systems. Approximately offsetting this expense provision within the training systems business was the reversal of the remaining balance of a reserve we had established in fiscal 2000 for the estimated costs to complete the original MILES 2000 development and production contract. During the quarter, we worked with the customer to resolve all remaining contractual and financial issues related to this contract without expenditure of the approximately $3 million balance of the reserve; therefore, it is no longer required.

For the first six months of the fiscal year operating income in the defense segment was up by about 16 percent over last year, while sales were up 11 percent. Higher operating income came from the training systems business, while government services operating income was about the same as for the first six months of last year. Operating income in communications and electronics was less than last year because of the expense provision for the new contract described above. We anticipate increased operating income again in the next two quarters as operating income from the training systems business continues to improve.

GENERAL

Selling, general and administrative expenses were up slightly in the first half of the year but were down from 15.2 percent of sales to 13.1 percent. Higher selling costs were incurred in both segments due to an increase in contract proposal activities; however, this increase in costs was partially offset by a decrease in legal costs in the defense segment.

Other income was lower in the quarter ended March 31, 2003 than in the same quarter of the previous year, as lower interest rates and a decrease in cash reduced interest income. In addition, other income was lower due to decreased rental income because we lost our tenant last fiscal year from the real estate that was sold in the second quarter. We had owned this property for more than 30 years and had previously used it in operations, but have held the property as an investment for the past ten years. Net proceeds from the sale were $7 million, which generated a pretax gain of $6.2 million or a net gain of $3.7 million (14 cents per share) after applicable income taxes of $2.5 million.

Significant new contract bookings in the quarter ended March 31, 2003 resulted in a substantial increase in our backlog as of that date compared to September 30, 2002. The increase came from the defense segment, primarily due to new training systems and communications contracts.

	March 31, 2003	September 30, 2002
	(in millions)
Total backlog
Transportation systems	$659.4	$672.1
Defense	683.8	493.1
Total	$1,343.2	$1,165.2
Funded backlog
Transportation systems	$532.4	$545.0
Defense	397.0	231.8
Total	$929.4	$776.8

In defense, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

In transportation systems, the difference between total backlog and funded backlog represents extension of the service portion of the Prestige contract for the final five years of the seventeen year contract. We have treated this portion of the contract as unfunded until we complete the system installation phase of the contract, which is expected to occur in the fourth quarter of this fiscal year. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Pronouncement

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The principal effect of applying FAS 146 is on the timing of recognition of these costs. Had the statement been in effect during the first half of fiscal 2002, our net income for the six-month period ended March 31, 2002 would have been higher by approximately $500,000 ($.02 per share). The new standard became effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Liquidity and Capital Resources

Cash flows from operations improved by nearly $5 million in the quarter ended March 31, 2003, due primarily to a decrease in inventories from the previous quarter. For the first six months of the fiscal year cash flows from operations were negative due to growth in long-term contract accounts receivable.

The Prestige contract in London continued to be the largest contributor to negative cash flows for the first six months of fiscal 2003. Of the $74 million total increase in accounts receivable during that period, approximately $43 million was from the Prestige project. The payment terms on this contract were established nearly five years ago and the customer is making payments in accordance with those terms. However, due to the termination of the subcontractor described above, we have incurred approximately $32 million in costs during the six months ended March 31, 2003 that were not originally planned and will be included in our claim against the subcontractor. We expect to recover these costs late next fiscal year through the adjudication process; however, the timing cannot be predicted with any certainty and may take longer. If we are not able to recover our costs from the subcontractor, it may take several years for cash flows from this contract to recover the additional costs expended this year. As described in the operating section above, all of these costs have been taken into consideration in our profit recognition for this contract.

Unfavorable contract payment terms provided to the customer in a competitive situation on a transportation systems contract and growth in both defense and transportation systems sales volume also contributed to the growth in accounts receivable for the six-month period. We do anticipate positive cash flows from both major segments for the remaining two quarters of the year. However, we anticipate that cash flows from operations are likely to be somewhat negative for the total year due to the Prestige contract situation and overall growth in sales volume.

During the six months ended March 31, 2003 cash was used to purchase fixed assets, including the outfitting of our new European transportation systems headquarters south of London. In addition, we made a scheduled debt payment, paid a semi-annual dividend to shareholders and borrowed approximately $5 million under our short-term borrowing arrangement in the United Kingdom to meet working capital requirements in that country.

Accumulated Other Comprehensive Income (Loss) improved by $2.1 million for the first six months of fiscal 2003 because of favorable foreign currency translation adjustments. This leaves a negative balance of $8 million in Accumulated Other Comprehensive Income (Loss) as of March 31, 2003. Pension plan accounting generated an accumulated charge in previous years of $11.2 million, which is partially offset by accumulated positive adjustments of $3.2 million, mostly relating to foreign currency translation. Based on current stock market and interest rate conditions, we believe we may be required to record an additional charge to Accumulated Other Comprehensive Income (Loss) at the end of fiscal 2003 because of the under funded position of our pension plans. The amount cannot be determined at this time because it depends primarily on conditions as of September 30, 2003. We do not believe that this potential adjustment will have a material impact on the Company’s financial condition as of that date.

The under funded pension situation will also result in an increase to our pension expense and minimum funding requirements for fiscal 2003. Pension expense is expected to increase from $6 million in fiscal 2002 to approximately $8.7 million in fiscal 2003. This higher level of expense accrual is reflected in the results for the six-month period ended March 31, 2003. Company contributions to the plans have been $3 million during the first half of the year and minimum funding requirements for the second half will be approximately $4.5 million. In addition, we plan to contribute another $3 to $5 million to improve the funding position of the plans.

The Company’s financial condition remains strong with working capital of $189 million and a current ratio of 2.5 to 1 at March 31, 2003. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

During the quarter ended March 31, 2003, a former subcontractor to the Company on the Prestige project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination, in an amount yet to be determined. The Company had previously notified the subcontractor of its intention to file a claim against the subcontractor for failure to perform. The Company intends to file a defense and counterclaim with the arbitrator during the quarter ending June 30, 2003. The Company believes that the subcontractor’s claim is without merit and will vigorously pursue its defense and counterclaim. The Company believes it will ultimately be able to recover the damages it has incurred due to the subcontractor’s failure to perform, but has not anticipated recovery in its calculation of profits under its contract with Transys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

15 — Independent Accountants’ Review Report

99.1 — CEO and CFO Certification

(b) No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 1, 2003	/s/ W. W. Boyle
W. W. Boyle
Vice President and CFO

Date	May 1, 2003	/s/ T. A. Baz
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

4)                   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003

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

4)                   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)                   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003

/s/ W. W. Boyle
W. W. Boyle
Chief Financial Officer