Form 10-Q
period 2003-06-30
CUBIC CORP /DE/
filed 2003-08-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 1, 2003, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Sales	$473,463	$410,578	$157,950	$148,208

Costs and expenses:
Cost of sales	372,047	314,883	121,973	114,439
Selling, general and administrative expenses	63,249	61,509	21,869	21,683
Research and development	3,852	6,687	818	1,797
	439,148	383,079	144,660	137,919
Operating income	34,315	27,499	13,290	10,289

Other income (expenses)
Gain on sale of real estate	8,426	—	2,236	—
Interest expense	(2,775)	(2,664)	(906)	(894)
Other income	1,879	3,925	409	1,333

Income before income taxes	41,845	28,760	15,029	10,728

Income taxes	13,800	9,500	4,900	3,600

Net income	$28,045	$19,260	$10,129	$7,128

Net income per share	$1.05	$0.72	$0.38	$0.27

Dividends per common share	$0.070	$0.063	$—	$—

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2003	September 30, 2002
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$73,428	$78,656
Marketable securities, available-for-sale	449	406
Accounts receivable	208,538	163,283
Inventories	21,483	29,200
Deferred income taxes and other current assets	23,346	25,262
Total current assets	327,244	296,807

Accounts receivable	27,000	—
Property, plant and equipment - net	41,909	42,419
Goodwill	20,459	19,650
Other assets	13,314	15,583
	$429,926	$374,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,631	$16,374
Customer advances	41,555	30,232
Other current liabilities	42,542	33,424
Accrued pension liability	23,791	22,311
Income taxes payable	7,821	2,558
Current portion of long-term debt	1,429	1,429
Total current liabilities	130,769	106,328

Long-term debt	47,142	48,571
Deferred compensation	6,569	6,397

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	273,142	246,968
Accumulated other comprehensive loss	(3,987)	(10,096)
Treasury stock at cost	(36,066)	(36,066)
	245,446	213,163
	$429,926	$374,459

Note: The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Operating Activities:
Net income	$28,045	$19,260	$10,129	$7,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,025	4,807	1,779	1,428
Gain on sale of real estate	(8,426)	—	(2,236)	—
Changes in operating assets and liabilities	(32,320)	(23,543)	21,339	(6,576)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,676)	524	31,011	1,980

Investing Activities:
Net additions to property, plant and equipment	(7,288)	(10,173)	(1,371)	(758)
Proceeds from sale of real estate	11,998	—	4,990	—
Other items - net	(15)	—	(14)	(10)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,695	(10,173)	3,605	(768)

Financing Activities:
Change in short-term borrowings, net	—	—	(5,142)	—
Principal payment on long-term borrowings	(1,429)	—	—	—
Purchases of treasury stock	—	(3)	—	—
Dividends paid	(1,871)	(1,693)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(3,300)	(1,696)	(5,142)	—

Effect of exchange rates on cash	1,053	2,152	225	2,491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,228)	(9,193)	29,699	3,703

Cash and cash equivalents at the beginning of the period	78,656	76,837	43,729	63,941

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$73,428	$67,644	$73,428	$67,644

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter or nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30, 2003	September 30, 2002
Trade and other receivables	$7,040	$8,760
Long-term contracts:
Billed	72,763	42,148
Unbilled	129,194	112,690
Allowance for doubtful accounts	(459)	(315)
Total current	208,538	163,283
Long-term contracts not currently due — unbilled	27,000	—
Total accounts receivable	$235,538	$163,283

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2003. This amount relates to the Prestige contract in the United Kingdom.

Inventories consist of the following (in thousands):

	June 30, 2003	September 30, 2002
Finished products	$710	$1,219
Work in process	8,436	14,746
Raw material and purchased parts	12,337	13,235
Total inventories	$21,483	$29,200

Note 3 – New Accounting Pronouncement

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The principal effect of applying FAS 146 is on the timing of recognition of these costs. Had the statement been in effect during fiscal year 2002, the Company’s net income for the nine months ended June 30, 2002 would have been higher by approximately $300,000 (1 cent per share). The new standard was effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Note 4 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net income	$28,045	$19,260	$10,129	$7,128
Foreign currency translation adjustments	6,082	4,789	3,997	4,686
Unrealized holding gain (loss) on marketable securities during the period	27	(46)	25	(27)
Comprehensive income	$34,154	$24,003	$14,151	$11,787

Note 5 – Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Sales:
Transportation systems	$194.1	$166.5	$60.3	$68.5
Defense	267.9	233.2	93.9	76.1
Corporate and other	11.5	10.9	3.8	3.6
Total sales	$473.5	$410.6	$158.0	$148.2

Operating income (loss):
Transportation systems	$19.6	$15.7	$7.2	$6.1
Defense	15.5	12.7	6.2	4.7
Corporate and other	(0.8)	(0.9)	(0.1)	(0.5)
Total operating income	$34.3	$27.5	$13.3	$10.3

Note 6 – Legal Proceedings

During the quarter ended March 31, 2003, a former subcontractor to the Company on the Prestige project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination, in an amount yet to be determined. The Company had previously notified the subcontractor of its intention to file a claim against the subcontractor for failure to perform and in July 2003 the Company filed its defense and counterclaim with the arbitrator. The Company believes that the subcontractor’s claim is without merit and will vigorously pursue its defense and counterclaim. The Company believes it will ultimately be able to recover some or all of the damages it has incurred due to the subcontractor’s failure to perform, but has not anticipated recovery in its calculation of profits under its contract with Transys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

Forward-Looking Statements

In addition to historical matters, this report contains forward-looking statements. They can be identified by words such as may, likely, anticipate, hope, estimate, plan, potential, promising, feel, expect, should, and confident. These forward-looking statements are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties which may affect our business and prospects. These include the effects of politics on negotiations and business dealings with government entities, changes in defense budgets, economic conditions in the various countries in which we do or hope to do business, competition and technology changes in the defense and transportation industries, and other competitive and technological factors.

Results of Operations

Sales increased 7 percent for the quarter ended June 30, 2003 to $158 million, compared to $148 million in the same quarter last year, as defense segment sales increased significantly, while transportation segment sales decreased.

Defense segment sales were up by 23 percent in the third quarter compared to last year, from $76.1 million to $93.9 million. Virtually all of the increase came from the training systems business, while government services and communications and electronics sales were about the same as last year. Training systems sales were up due to increased sales generated by air and ground combat training system contracts won in previous years. New training systems contracts we won this year have not yet had a substantial impact on sales as these contracts are in the start-up phase.

Transportation segment sales were approximately 12 percent lower than last year’s third quarter, at $60.3 million this year compared to $68.5 million last year. This resulted from an anticipated decrease in the level of activity on the Prestige contract in London.

Sales for the first nine months of the fiscal year were $473 million this year compared to $411 million last year, an increase of more than 15 percent, with both segments contributing to the increase.

Defense sales were up almost 15 percent over the first nine months of last year, from $233.2 million to $267.9 million, due to increases from training systems contracts. Government services sales increased modestly as well, while sales were down from the first nine months of last year. We are optimistic that the communications and electronics business will grow in the future based on recent new contract awards.

During the first nine months, transportation systems sales increased nearly 17 percent, from $166.5 million last year to $194.1 million this year. Transportation systems sales were higher in North America, due to new contracts won last year, and in London, as work on the Prestige contract hit a high point in the first two quarters of the year.

Operating income increased from $10.3 million in the third quarter last year to $13.3 million this year, a 26 percent increase.

Operating income in the defense segment increased approximately 32 percent over last year, from $4.7 million to $6.2 million, with the majority of the profit improvement coming from air and ground combat training systems. This resulted from increased sales volume and from higher profit margins on certain air combat training systems contracts. The battlefield simulation business generated a modest increase in operating income; however, government services operating income as a whole was down for the quarter because of a change in estimated profits on an operations and maintenance contract which produced a loss in the period. Work on this contract has now been completed and the situation that caused the loss has been resolved.

For the transportation systems segment, although lower sales from the Prestige contract resulted in lower operating profits from the contract during the quarter, higher profits on contracts in North America resulted in an increase in operating income of 18 percent for the segment, from $6.1 million in last year’s third quarter to $7.2 million this year. As has been discussed in previous reports, profit margins recorded on the Prestige contract continue to be at a lower level than we expect ultimately to achieve as the result of work we are performing in place of a subcontractor that was terminated in fiscal 2002. As discussed in Note 6 to the financial statements, we expect to ultimately recover the additional costs incurred from the subcontractor, but cannot anticipate recovery in our calculation of profits on the contract at this time because the conditions required by generally accepted accounting principles have not yet been achieved.

For the first nine months of the fiscal year, operating income was 25 percent higher than last year, from $27.5 million to $34.3 million.

Operating income in the defense segment was up about 22 percent over the nine-month period last year, from $12.7 million to $15.5 million. Higher operating income came from the training systems business, while government services operating income was lower because of the contract mentioned above. Operating income for the first nine months in communications and electronics was less than last year primarily because of a strategic decision we made to invest in new communications technology, which resulted in the award of a new contract in the second quarter. As discussed last quarter, we expect to spend approximately $3 million more than the value of the contract for the engineering development portion of the project and recorded an expense provision in the second quarter.

Operating income for the first nine months of the year in the transportation systems segment increased from $15.7 million to $19.6 million, a 25 percent increase. As has been discussed in previous reports, we expensed approximately $0.9 million for a facility closure in fiscal 2002. Without this provision last year, operating income would have been about $16.6 million in the nine months ended June 30, 2002 and the increase year over year would have been 18 percent. This increase resulted from higher sales volume and higher profit margins on contracts in North America. As mentioned above, profit margins recorded on the Prestige contract continue to be at a lower level than we expect ultimately to achieve.

Net income in the third quarter increased from $7.1 million last year to $10.1 million this year, a 42 percent increase. This resulted from improved operating income in both segments and due to a gain on the sale of real estate, located south of London, that we had owned for nearly 20 years. We acquired a different facility in the same area last year and moved into the refurbished building this year, therefore, the old facility was no longer required and was sold. Proceeds of the sale were approximately $5 million, resulting in a pretax gain of $2.2 million. After applicable income taxes at the U.K. rate of 30 percent, the gain from the sale was approximately $1.6 million, or about 6 cents per share. Without this real estate gain, earnings for the quarter would have been 32 cents per share compared to 27 cents per share in the third quarter last year, a 19 percent increase.

For the first nine months of the year, net income was up 46 percent compared to last year, from $19.3 million to $28.0 million. Approximately $5.3 million of this increase was due to gains on the sale of real estate in both the second and third quarters, representing about 20 cents per share. Without these non-recurring gains net income would have been about 85 cents per share for the first nine months, up by approximately 18 percent from last year’s 72 cents, due to improved operating income in both major segments.

Selling, general and administrative expenses were up slightly in the first nine months of the year but were down from 15.0 percent of sales to 13.4 percent. Higher selling costs were incurred in both segments due to an increase in contract proposal activities; however, this increase in costs was partially offset by a decrease in legal costs in the defense segment.

Research and development (R&D) spending was lower in the nine-month period this year than last year as we shifted engineering resources from company sponsored activities to customer funded development activities. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of customer funded product development activity has increased this year; however, these costs are included in cost of sales as they are directly related to contract performance.

Other income was lower in the quarter ended June 30, 2003 than in the same quarter of the previous year, as lower cash levels and interest rates reduced interest income. In addition, other income was lower due to decreased rental income because we sold a building in the second quarter that was previously leased to an unrelated company.

Backlog

Both total and funded backlog increased again during the third fiscal quarter with the biggest increase coming from defense. Defense backlog has grown significantly during the first nine months of the year while transportation backlog has remained at about the same level. The fourth quarter is expected to be a strong quarter for transportation systems contract bookings.

Not reflected in the backlog amounts below, because they are indefinite delivery, indefinite quantity (IDIQ) contracts, are two significant defense contracts with the U.S. government we were awarded during the quarter ended June 30, 2003. One is a 10-year contract, awarded to Cubic with a ceiling value of $525 million to develop and deliver the next-generation of rangeless air-to-air and air-to-ground combat training systems. We expect that the customer will order most, if not all, of the systems specified by this contract from us over the next 10 years.

The second major IDIQ contract awarded during the quarter is one where Cubic and four other companies will perform research-and-development services for the U.S. government aimed at reducing threats to national defense and homeland security from Weapons of Mass Destruction.

The five companies will share a total of up to $1.26 billion in task orders, with the first task order expected to be awarded before the end of fiscal 2003. The initial term of this contract is five years, with the possibility of a five-year option.

	June 30, 2003	September 30, 2002
	(in millions)
Total backlog
Transportation systems	$674.2	$672.1
Defense	761.3	493.1
Total	$1,435.5	$1,165.2
Funded backlog
Transportation systems	$547.2	$545.0
Defense	403.0	231.8
Total	$950.2	$776.8

In defense, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised nor are IDIQ contracts until an order is received.

In transportation systems, the difference between total backlog and funded backlog represents extension of the service portion of the Prestige contract for the final five years of the seventeen year contract. We have treated this portion of the contract as unfunded until we complete the initial system installation phase of the contract, which is expected to occur within the next several months. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Pronouncement

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The principal effect of applying FAS 146 is on the timing of recognition of these costs. Had the statement been in effect during fiscal year 2002, our net income for the nine months ended June 30, 2002 would have been higher by approximately $300,000 (1 cent per share). The new standard was effective as of December 31, 2002 and will be applied prospectively to exit or disposal activities initiated after that date.

Liquidity and Capital Resources

Cash flows from operations were positive in the third quarter by $31 million, which reduced the year-to-date cash out flow from operations to less than $8 million through June 30, 2003. Advances received from customers, a decrease in inventories and other changes in working capital contributed to these positive results. The improvement in operating cash flows in the third quarter came from both segments, with the larger portion coming from defense.

Cash flows for the first nine months have been positive from the defense segment, while the transportation segment has experienced negative cash flows due to the Prestige contract situation. Of the $72 million total increase in accounts receivable during the first nine months of the year, approximately $45 million was from the Prestige project. The payment terms on this contract were established nearly five years ago and the customer is making payments in accordance with those terms. However, due to the termination of the subcontractor described above, we have incurred substantial costs during the nine months ended June 30, 2003 that were not originally planned and are included in our claim against the subcontractor. We expect to recover these costs late next fiscal year through the adjudication process; however, the timing cannot be predicted with any certainty and may take longer. If we are not able to recover our costs from the subcontractor, it may take several years for cash flows from this contract to recover the additional costs expended this year. As described in the operating section above, all of these costs have been taken into consideration in our profit recognition for this contract.

Cash received from the sale of real estate of $7 million in the second quarter and $5 million in the third quarter resulted in positive cash flows from investing activities for both the third quarter and year-to-date. During the first nine months of the fiscal year cash was used to purchase fixed assets, including the outfitting of our new European transportation systems headquarters located south of London. In addition, we made a scheduled debt payment and paid a semi-annual dividend to shareholders. During the third quarter, short-term borrowings which had been made earlier in the year under our borrowing arrangement in the United Kingdom were repaid.

Accumulated Other Comprehensive Income (Loss) improved by $6.1 million for the first nine months of fiscal 2003 because of favorable foreign currency translation adjustments. This leaves a negative balance of $4.0 million in Accumulated Other Comprehensive Income (Loss) as of June 30, 2003. Pension plan accounting generated an accumulated charge in previous years of $11.2 million, which is partially offset by accumulated positive adjustments of $7.2 million, mostly relating to foreign currency translation. Based on current stock market and interest rate conditions, we continue to believe we will be required to record an additional charge to Accumulated Other Comprehensive Income (Loss) at the end of fiscal 2003 because of the under funded position of our pension plans. The amount cannot be determined at this time because it depends primarily on conditions as of September 30, 2003. We do not believe that this potential adjustment will have a material impact on the Company’s financial condition as of that date.

The under funded pension situation has also resulted in an increase to our pension expense and minimum funding requirements for fiscal 2003. Pension expense will increase from $6 million in fiscal 2002 to approximately $9 million in fiscal 2003. This higher level of expense accrual is reflected in the results for the nine-month period ended June 30, 2003. Company contributions to the plans have been approximately $5.2 million through the first nine months of the year compared to $3.1 million during the first nine months of last year and minimum funding requirements for the fourth quarter of 2003 will be approximately $1.4 million, compared to $1.0 million contributed during the fourth quarter last year.

The Company’s financial condition remains strong with working capital of $196 million, a current ratio of 2.5 to 1 at June 30, 2003 and cash levels significantly higher than total debt. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During the quarter ended March 31, 2003, a former subcontractor to the Company on the Prestige project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination, in an amount yet to be determined. The Company had previously notified the subcontractor of its intention to file a claim against the subcontractor for failure to perform and in July 2003 the Company filed its defense and counterclaim with the arbitrator. The Company believes that the subcontractor’s claim is without merit and will vigorously pursue its defense and counterclaim. The Company believes it will ultimately be able to recover some or all of the damages it has incurred due to the subcontractor’s failure to perform, but has not anticipated recovery in its calculation of profits under its contract with Transys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description
15 —	Independent Accountants’ Review Report
31.1 —	Certification of CEO
31.2 —	Certification of CFO
32.1 —	CEO and CFO Certification

(b) No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 1, 2003	/S/ W. W. Boyle
W. W. Boyle
Vice President and CFO

Date	August 1, 2003	/S/ T. A. Baz
T. A. Baz
Vice President and Controller