Form 10-K
period 2003-09-30
CUBIC CORP /DE/
filed 2003-12-11
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☒    No ☐

The aggregate market value of 16,039,954 shares of voting stock held by non-affiliates of the registrant is: $464,517,100 as of November 24, 2003, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 24, 2003 including shares held by affiliates is: 26,719,845 (after deducting 8,944,884 shares held as treasury stock).

Parts I and III incorporate information by reference from the Registrant’s definitive proxy statement which will be filed no later than 120 days after the close of the Registrant’s year-end, and no later than 30 days prior to the Annual Shareholders’ Meeting.

PART I

Item 1.           BUSINESS

GENERAL

CUBIC CORPORATION (“Cubic” or “the Company”), was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, the Company moved its corporate domicile to the State of Delaware.

We design, develop, manufacture and install products which are mainly electronic in nature, such as:

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

We also perform a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance. We also manufacture replacement parts for the products we produce.  In addition, we operate a corrugated paper converting facility through our subsidiary, Consolidated Converting Company.

Our sales have grown over the past five years from $414 million in 1998 to $634 million in 2003, a compound annual growth rate of about 9 percent. This sales growth was fueled by strategic acquisitions we made in the mid-nineties and by key contract wins in recent years in both the defense and transportation systems segments. We also achieved the highest level of net income in our history in fiscal 2003 due to significant operating profit improvements in the defense segment and continued strong operating profits in the transportation systems segment. The operating profit improvements in 2003 were augmented by gains from the sale of real estate that was no longer needed in the business.

During fiscal year 2003, approximately 44 percent of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

Cubic’s internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available free of charge on or through our Internet website under the heading “Investor relations,” our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our industry segments, is set forth in Note 13 to the Consolidated Financial Statements for the year ended September 30, 2003. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7 of this filing.

DEFENSE

Cubic’s defense business segment operates as the Cubic Defense Applications (CDA) group. Continuing the strategic realignment begun in fiscal 2002, CDA consolidated its division profit centers into three market-focused business units in fiscal 2003:  Training Systems, Mission Support, and Communications and Electronics.  CDA’s products include customized military range instrumentation systems, tactical engagement simulation systems, communications and surveillance systems, HF and UHF/VHF surveillance receivers, transceivers and avionics systems.  Services provided by CDA include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine and field operations and maintenance.  The group markets its capabilities directly to various U. S. government departments and agencies and foreign governments.  In addition, CDA contracts or teams frequently with other leading defense suppliers.

Training Systems

Our Training Systems Business Unit (TSBU) is a pioneer and market leader in the design and production of instrumented training systems for military customers.  These systems generally permit training in actual air and land combat environments, with weapons and other effects simulated by electronic and/or laser technology.  The systems also enable the collection (based on Global Positioning System technology) and analysis of behavior and event data for determination of combat effectiveness and lessons learned.  As such, the systems generally have a high degree of communications and software sophistication.

TSBU’s business is organized into Air Combat Training, Land Combat Training, Tactical Engagement Simulation, and Simulation Systems.  In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery, indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the U. S. Air Force, Navy and Marine Corps.  The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment.  Many other nations employ Cubic’s ACMI systems.

TSBU’s Land Combat Training involves systems analogous to air ranges for ground force training.  TSBU provided turnkey systems to instrument two of the three U. S. Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC).  Last year, the group completed the second of two similar ranges, in the U. K. and Canada, for the British Army.  Early in 2003, TSBU was awarded separate contracts by Canada ($92 million) and Australia ($46 million) for land combat training centers in those nations.  To meet new customer demand for mobile instrumented training, TSBU has also developed a transportable, deployable system now being fielded by the U. S. Army.

Laser-based Tactical Engagement Simulation systems, generally known as MILES (Multiple Integrated Laser Engagement Simulators), are used at combat training centers (CTC) and in other training environments to permit weapons to be used realistically, registering hits or kills, without live ammunition.  TSBU supplies MILES equipment as part of CTC contracts and as an independent product line.  Cubic MILES systems are being heavily utilized by U. S. Army and Marine Corps forces, as well as Air Force security forces, other U. S. agencies and many international customers.  We produce MILES equipment in the U. S. and at our New Zealand-based subsidiary, Oscmar International.

TSBU’s newest segment, Simulation Systems, is the result of acquiring ECC International Corporation at the end of fiscal 2003.  Simulation Systems produces virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate actual battlefield or other environments.

Mission Support Services

CDA’s Mission Support Business Unit (MSBU), along with the separate Analysis & Learning Technology Division (ALTD), is a leading provider of tactical knowledge-based services to the U. S. Government and allied nations, with an emphasis on military training.  MSBU/ALTD consist of nearly 2,500 people located at 64 sites in 26 states and 18 other nations.  The unit’s personnel serve with their clients in their actual environment and prepare forces through comprehensive training, education and exercises to meet the full scope of their missions, from large scale combat operations, to special operations, peacekeeping or humanitarian assistance operations worldwide.  The units plan, prepare, execute and document realistic and focused mission rehearsal exercises (live and computer-based) as final preparation of forces prior to their deployment to mission areas.  In addition, the units provide high level consultation and advisory services to the governments and militaries of allied nations.  U. S. government contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, MSBU/ALTD are viewed as premier service providers and formidable competitors.  They typically compete as prime contractors to the government, but also team with other companies depending on the skills required.  Much of the business unit’s early work centered on battle command simulation and training, in which military commanders are taught to make correct decisions in battle situations.  More recently, the business base has broadened to include live training support, distance learning, weapons effects modeling, intelligence analysis and military force modernization.

Principal MSBU programs include providing mission support services to two of the Army’s major combat training centers, the Joint Readiness Training Center (JRTC), as prime contractor, and the National Training Center (NTC), as a subcontractor.  These services include planning, executing and documenting large scale exercises aimed at stressing U. S. forces in situations as close to actual combat as possible.

At U. S. Joint Forces Command, Cubic supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC).  On the Marine Air Ground Task Force Training Systems Support (MTSS) contract, Cubic provides “cradle-to-grave” training and exercise support to U. S. Marine forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all USMC simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations.

Cubic initiated and has continued to operate the Korea Battle Simulation Centers (KBSC) since their inception in 1991.  KBSC prepares U. S. forces in Korea to deal with situations which may develop in their area of responsibility and includes the world’s largest and most complex training exercise, the annual ULCHI FOCUS LENS.

At the U. S. Army I Corps Battle Simulation Center, Cubic provides all technical and operational expertise necessary to support worldwide training, exercises, evaluations and mission rehearsals for I Corps active and reserve component units, the new Stryker brigades, other services and joint organizations.

Cubic supports the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive weapons.  Cubic supports DTRA with modeling and simulations to assess and predict the effects of such weapons in combat and other environments, as well as the training of U. S. forces, first responders, and other users of DTRA products.

ALTD has multiple contracts with government agencies for development and deployment of distance learning tools and programs to improve the quality and reach of training and education initiatives for large organizations.  ALTD’s principal business is in providing specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union in the transformation of their militaries to a NATO environment.  These very broad force modernization contracts entail both sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform.

In addition to providing contractor logistics support for CDA’s product divisions, MSBU’s Worldwide Technical Services Division operates and maintains a wide variety of flight simulation and other facilities worldwide for U. S. forces under multiple long term contracts.

Communications & Electronics

Our Communications and Electronics Business Unit (CEBU) is a supplier of secure data links, intelligence receivers, high power RF amplifiers and search and rescue avionics systems to the U. S. military, other agencies and allied nations.  CEBU’s products support the strong military trend toward network-centric warfare and modernization initiatives.  The unit has long supplied the air/ground secure data link for the U. S. Army/Air Force Joint STARS system and supplies the principal datalink for the United Kingdom’s ASTOR program.  Capitalizing on a multi-year internal R&D program, CEBU won a competitive contract in fiscal 2003 to develop and produce the next-generation Common Data Link Subsystem (CDLS) for the U. S. Navy.  CDLS is planned for installation on major surface ships of the U. S. fleet.  Smaller, tactical versions of our Common Data Link are strong candidates for new military platforms, such as Unmanned Aerial Vehicles (UAV), which require high performance in a small package.  A principal opportunity in this area is the United Kingdom’s new Watchkeeper UAV program.

CEBU’s Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search-rescue mission.  We received initial orders for an upgraded PLS which has been redesigned to interface with all modern search and rescue system standards, thus positioning us for major platform upgrades expected over the next 3 years.

CEBU has also begun to successfully leverage its communications products portfolio to move into larger subsystem and system level programs in the areas of communications intercept and jamming (Electronic Warfare) and communications intelligence.  We have been awarded contracts by the US Army and Navy for the initial development of these systems which should evolve to production follow-on and open the door for new opportunities within these commands.

Raw Materials:

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products.  A significant portion of the segment’s end product is composed of purchased electronic components and subcontracted parts and supplies. These items are primarily procured from commercial sources.  In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the defense segment at September 30, 2003 was $388 million compared to $232 million at September 30, 2002.  Total backlog, including unfunded or unexercised customer orders, was $743 million at September 30, 2003 compared to $493 million at September 30, 2002. Approximately $484 million of the September 30, 2003 total backlog is not expected to be completed by September 30, 2004.

Competition:

CDA’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  In many cases, we have also teamed with these same companies on specific bid opportunities.  Well known CDA competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications and SAIC.  While CDA is generally smaller than its usual competition, we believe our competitive advantages include past performance, incumbent relationships and the ability to rapidly focus technology and innovation to solve customer problems.

Competition also exists among projects for funding in the defense budget.  While the U. S. defense budget has seen sharp increases in recent years, long-term growth will only occur in those segments which offer very high payoff and are consistent with warfighting priorities.  The U. S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems which rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  Cubic’s training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

TRANSPORTATION SYSTEMS

Cubic Transportation Systems is a leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of services and systems solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, Cubic designs, develops and manufactures its own technology components, such as smart card readers, magnetic ticket transports, and controller boards, for use within its suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, the transportation segment has been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, New York / New Jersey region, Washington, D.C. / Baltimore / Virginia region, Los Angeles region, San Diego region, San Francisco, Minneapolis/St. Paul, Chicago, Houston, Atlanta, South Florida, Vancouver and Edmonton, Canada, Brisbane, Australia, Singapore, Bangkok, Thailand, and Scandinavia.

These programs provide a solid base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a joint venture company in which Cubic has a 37.5 percent ownership, was awarded a contract called “PRESTIGE” to privatize the London Transport fare collection system.  This 17-year contract, now in its sixth year, is the largest automated fare collection contract ever awarded.  Cubic’s share of the work, including all options exercised to date, exceeds $800 million over the 17-year life of the contract.

Industry Overview

Transport agencies, particularly those based in the U.S., rely heavily on federal, state and local government for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems.  The average lifecycle for fare collection systems is 12 to 15 years.  Procurements tend to follow a long and strict competitive bid process where the lowest price bid typically wins.

The automated fare collection business is a niche market able to sustain only a relatively few number of suppliers.  Because of the long life expectancy of these systems and only a few companies able to supply them, there is increasing demand for open systems and commercial off-the-shelf products. This demand is evidenced by transit agency participation in industry standards initiatives to increase interoperability and to actively encourage more competition.

Furthermore, advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system as well as interoperability of multiple operators within a single networked system.  As such, there is a growing trend for regional ticketing systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional smart card.  There is an emerging trend for other applications to be added to these regional systems to expand the utility of the smart card, offering higher value and incentives to the end users and lowering costs and creating new revenue streams for the regional system operators.  As a result, these regional systems have created opportunities for new levels of systems support and services including call center support, smart card production and distribution, financial clearing and settlement and multi-application support.  In some cases, operators are choosing to outsource the capital development, ongoing operations and commercialization of these regional ticketing systems.

Raw Materials:

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. A significant portion of the segment’s end product is composed of purchased electronic components and subcontracted parts and supplies. All of these items are procured from commercial sources.  In general, supplies of raw materials and purchased parts are presently adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the transportation systems segment at September 30, 2003 was $620 million compared to $545 million at September 30, 2002.  Total backlog, including un-funded or unexercised customer orders, was $762 million at September 30, 2003 compared to $672 million at September 30, 2002. Approximately $544 million of the September 30, 2003 total backlog is not expected to be completed by September 30, 2004.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including Thales, Ascom, Scheidt & Bachmann and ERG.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, it is common practice to form consortiums that include, in addition to the fare collection companies noted above, telecommunications, consulting and computer services companies including T-Systems, Siemens, Accenture, Metropolitan Transit Railway Corporation, Control Data Corporation, Computer Sciences Corporation and EDS.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

OTHER OPERATIONS

Consolidated Converting Company converts corrugated paper stock into pizza boxes and other food related corrugated products. Effective December 15, 2003 the subsidiary will no longer convert paper stock into toilet seat covers.

Raw Materials:

Raw materials used by Consolidated Converting Company consist of paper products which are procured from commercial sources.  In general, supplies of raw materials are presently adequate to meet the requirements of this business.  Paper shortages could delay completion, or result in the cancellation, of customer orders.

Backlog:

Consolidated Converting Company had little sales backlog at September 30, 2003 and 2002. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of long-term contracts.

Competition:

This business competes with concerns of varying size, including some very large companies. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since the market for this subsidiary’s products is subject to rapidly changing competitive conditions.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to build on our position with U.S. and foreign governments as the leading ‘full spectrum” supplier of training systems and mission support services, grow our niche position as a supplier of network centric technologies for communications systems and products, and maintain our position as the number one provider of integrated intermodal regional transit fare collection systems to transit authorities worldwide. Our strategies to achieve these objectives include:

Leverage Long-Term Relationships

We seek to maintain long term relationships with our customers through repeat business by continuing to achieve high levels of performance on our existing contracts.  By achieving this goal we can leverage our returns through repeat business with existing customers and expand our market through sales of similar systems at “good value” to additional customers.

An example of this in our defense segment is the recent competitive award of a contract to provide the next generation U.S. air combat training systems for the next 10 years.  Since pioneering this technology in the 1970’s we have played a significant role in developing this key training technology for U.S. and foreign militaries.  Our earlier air combat training work gave us the credibility and much of the technology to diversify into providing similar capability for ground forces and to accelerate the expansion of our training service offerings.

 In our transportation segment we have had a relationship with the Washington Metropolitan Area Transportation Authority (WMATA) for 30 years, since we first implemented their magnetic ticketing system, and have over the years installed a complete back office system and over 4,000 pieces of equipment.  In 1999, we upgraded their system with SmarTrip®, the first contactless smart card implementation in the U.S. and have since added other applications such as parking, security access and prepaid transit benefits to the system.  We are currently rolling out the SmarTrip® system to 1,600 WMATA buses, to over 2,000 buses throughout the Baltimore and Northern Virginia region and to the regional rail system.  We are also supplying a point-of-sale distribution network and upgrading the central computer system to offer region-wide services and to interface to a third party operated customer service center. Similarly we are regionalizing integrated fare collection systems in London, New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 44 percent of our sales are to the U.S. government, however, this represents a wide variety of product and service sales to many different U.S. government agencies. While 15% of our sales in 2003 and for the past several years came from the PRESTIGE contract in London, its share of total sales should decrease going forward as we expect growth in sales from other transit customers and in the defense segment.

Our backlog increased in 2003 to $1.5 billion, the highest level in our history. The increase is significant not just because of the amount of the increase, but because of the makeup of the backlog. Our previous record high backlog was $1.2 billion in 1998. At that time the PRESTIGE contract represented 55 percent of our total backlog and defense was only 28 percent of the total. As of September 30, 2003, backlog was $300 million higher than in 1998 and PRESTIGE was only 24 percent of the total, with defense about half of the total. Therefore, not only has the backlog grown, but it has done so in a much broader manner, so we are not as reliant on a single contract or customer for our revenues.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 35% of our sales revenue in 2003 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

Through selective strategic acquisitions we seek to expand our customer base, broaden our technical solutions, gain staffing resources and leverage our entry into related new markets. As an example, we recently acquired ECC International. This acquisition expanded our presence in the training market by adding virtual training, which complements our existing focus on live and constructive training.

OTHER MATTERS

We pursue a policy of seeking patent protection for our products, where deemed advisable, but do not regard ourselves as materially dependent on its patents for the maintenance of our competitive position.

We do not engage in any significant business that is seasonal in nature. Because our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees seven holidays in the first quarter, compared to one or two in each of the other quarters of the year. This is not necessarily a consistent pattern as it depends upon actual activities in any given year.

The cost of Company sponsored research and development (R&D) activities was $4.8 million, $8.4 million and $9.8 million in 2003, 2002, and 2001, respectively. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required product development activity increased in 2003 to $46 million, compared to $41 million in 2002 and 2001; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 4,700 persons at September 30, 2003.

Our domestic products and services are sold almost entirely by our employees.  Overseas sales are made either directly or through representatives or agents.

Typically our long-term contracts provide for progress or advance payments by our customers, which provide assistance in financing the working capital requirements on those contracts.  From time to time we also obtain third party financing to assist in working capital requirements.

RISK FACTORS

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations or financial condition could be materially and adversely affected.

We depend on government contracts for substantially all of our sales and the loss of government contracts or a delay or decline in funding of existing or future government contracts could adversely affect our sales and cash flows and our ability to fund our growth.

Our sales from contracts, directly or indirectly, with international and United States, state, regional and local governmental agencies represented more than 95 percent of our total sales in fiscal year 2003.  Although government agencies are subject to common budgetary pressures and other factors, many of our government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our sales, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts or could otherwise materially harm our business, prospects, financial condition or results of operations include:

•                  Re-allocation of government resources as the result of actual or threatened terrorism or hostile activities;

•                  budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

•                  changes in government programs or requirements or their timing;

•                  curtailment of government’s use of technology products and service providers;

•                  the adoption of new laws or regulations pertaining to government procurement;

•                  government appropriations delays or shutdowns;

•                  suspension or prohibition from contracting with any significant agency;

•                  impairment of our ability to provide third-party guarantees and letters of credit;

•                  impairment of our reputation or relationships with any significant government agency; and

•                  delays in the payment of our invoices by government payment offices.

Government spending priorities may change in a manner adverse to our businesses.

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  As an example, the U.S. defense and intelligence budgets generally, and spending in specific agencies with which we work, such as the Department of Defense, have declined from time to time for extended periods since the mid-1980s, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the U.S. government has recently increased, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

Even though our contract periods of performance for a program may exceed one year, Congress must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year.  Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business.  Congress does not always enact spending bills by the beginning of the new fiscal year.  Such delays leave the affected agencies under-funded which delays their ability to contract.  Future delays and uncertainties in funding could impose additional business risks on us.

Our contracts with government agencies may be terminated or modified prior to completion, which could adversely affect our business.

Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

•                  terminate our existing contracts;

•                  reduce the value of our existing contracts;

•                  modify some of the terms and conditions in our existing contracts;

•                  suspend or permanently prohibit us from doing business with the government or with any specific government agency;

•                  control and potentially prohibit the export of our products;

•                  cancel or delay existing multi-year contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;

•                  decline to exercise an option to extend an existing multi-year contract; and

•                  claim rights in technologies and systems invented, developed or produced by us.

Most U.S. government agencies can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination.  If an agency terminates a contract with us for default, we are denied any recovery, and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source.  We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

In the event that any of our contracts were to be terminated or adversely modified, there may be significant adverse effects on our revenues, operating costs and income that would not be recoverable.

Failure to retain existing contracts or win new contracts under competitive bidding processes may adversely affect our revenue.

We obtain most of our contracts through a competitive bidding process, and substantially all of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process.  Competitive bidding presents a number of risks, including:

•                  the need to compete against companies or teams of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•                  the need to compete against companies or teams of companies that may be long-term, incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

•                  the need to compete to retain existing contracts that have in the past been awarded to us on a sole-source basis;

•                  the expense and delay that may arise if our competitors protest or challenge new contract awards;

•                  the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties, cost overruns or both;

•                  the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

•                  the need to develop, introduce, and implement new and enhanced solutions to our customers’ needs;

•                  the need to locate and contract with teaming partners and subcontractors; and

•                  the need to accurately estimate the resources and cost structure that will be required to perform any fixed-price contract that we are awarded.

We may not be afforded the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the agency determines to extend the existing contract.  If we are unable to win contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years.  If we win a contract, upon expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

Because of the complexity and scheduling of contracting with government agencies, we occasionally incur costs before receiving contractual funding by the government agency.  In some circumstances, we may not be able to recover these costs.

If we are unable to consistently retain existing contracts or win new contract awards, our business, prospects, financial condition and results of operations will be adversely affected.

Government audits of our contracts could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

Many of our government contracts are subject to cost audits which may occur several years after the period to which the audit relates.  If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position.

Our international business exposes us to additional risks, including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could harm our operating results.

Our international operations, including our contract for the London Transport fare collection system, subject us to risks associated with operating in and selling products or services in foreign countries, including:

•                  devaluations and fluctuations in currency exchange rates;

•                  changes in foreign laws that adversely affect our ability to sell our products or services or our ability to repatriate profits to the United States;

•                  increases or impositions of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures to us;

•                  increases in investment and other restrictions or requirements by foreign governments in order to operate in the territory or own the subsidiary;

•                  costs of compliance with local laws, including labor laws;

•                  export control regulations and policies which govern our ability to supply foreign customers;

•                  unfamiliar business practices and customs;

•                  domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•                  the complexity and necessity of using foreign representatives and consultants;

•                  the uncertainty of the ability of foreign customers to finance purchases;

•                  imposition of tariffs or embargoes, export controls and other trade restrictions;

•                  the difficulty of management and operation of an enterprise in various countries; and

•                  economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

Our foreign subsidiaries and joint ventures generally conduct business in foreign currencies and enter into contracts and make purchase commitments that are denominated in foreign currencies.   We are exposed to fluctuations in exchange rates, which could cause a significant impact on our results of operations.  We have no control over the factors that generally affect this risk, such as economic, financial and political events and the supply of and demand for applicable currencies.  While we use foreign exchange forward and option contracts to hedge significant contract sales and purchase commitments that are denominated in foreign currencies, our hedging strategy may not prevent us from incurring losses due to exchange fluctuations.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Approximately 85% of our contracts in 2003 were fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Often, we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts.

We may be liable for civil or criminal penalties under a variety of complex procurement laws and regulations, and changes in governmental regulations could adversely affect our business and financial position.

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs.  Any changes in applicable laws could adversely affect our financial performance.  Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting.  The more significant regulations include:

•                  the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•                  the Truth in Negotiations Act, and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•                  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data; and

•                  most state and regional agencies and foreign governments have regulations similar to those described above.

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses.

We may not be able to attract and retain the highly qualified technical personnel, including engineers, computer programmers, and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses.

We may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. Our inability to protect our patents and proprietary rights could adversely affect our businesses’ prospects and competitive positions.

We seek to protect proprietary technology and inventions through patents and other proprietary-right protection.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. In addition, we may incur significant expense both in protecting our intellectual property and in defending or assessing claims with respect to intellectual property owned by others.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.  We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors.  These agreements may be breached and remedies for a breach may not be sufficient to compensate us for damages incurred.  We generally control and limit access to our product documentation and other proprietary information.  Other parties may independently develop our know-how or obtain access to our technology.

We compete primarily for government contracts against many companies that are larger, better financed and better known than us.  If we are unable to compete effectively, our business and prospects will be adversely affected.

Our businesses operate in highly competitive markets.  Many of our competitors are larger, better financed and better known companies who may compete more effectively than we can.  In order to remain competitive, we must keep our capabilities technically advanced and compete on price and on value added to our customers.  Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.

The terms of our financing arrangements may restrict our financial and operational flexibility, including our ability to invest in new business opportunities.

We currently have unsecured notes payable to several insurance companies.  The terms of these notes include provisions that require and/or limit our levels of working capital, debt and tangible net worth and coverage of fixed charges.    We also have provided performance guarantees to various customers that include financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage.

We may incur future obligations that would subject us to additional covenants that affect our financial and operational flexibility or subject us to different events of default.

Our revenues could be less than expected if we are not able to deliver services or products as scheduled due to disruptions in supply.

Because our internal manufacturing capacity is limited, we use contract manufacturers. While we use care in selecting our manufacturers, we have less control over the reliability of supply, quality and price of products or components than if we manufactured them.  In some cases, we obtain products from a sole supplier or a limited group of suppliers.  Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors.  Any material supply disruptions could adversely affect our ability to perform our obligations under our contracts and could result in cancellation of contracts or purchase orders, penalties, delays in realizing revenues, payment delays, as well as adversely affect our ongoing product cost structure.

Failure to perform by one of our subcontractors could materially and adversely affect our prime contract performance and our ability to obtain future business.

Our performance of contracts may involve subcontracts, upon which we rely to deliver the products to our customers.  We may have disputes with subcontractors.  A failure by a subcontractor to satisfactorily deliver products or services may adversely affect our ability to perform our obligations as a prime contractor.  Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose us to liability for excess costs of reprocurement by the customer and have a material adverse effect on our ability to compete for other contracts.

For example, one of the subcontractors we engaged to perform a portion of the work on the PRESTIGE contract with TranSys failed to perform.  Consequently, we were forced to terminate this subcontractor and are completing the subcontractor’s work on our own.  We have incurred and will continue to incur additional costs to complete this work and have asserted a claim against the subcontractor to recover appropriate damages.  The subcontractor has claimed that we wrongfully terminated the subcontract and seeks damages from us.  This situation has resulted in our realizing lower profit margins than we had anticipated, and could limit increases in future profit margins and cash flows from the contract until the situation is resolved.  There can be no assurance that we will be able to complete the subcontractor’s work in a cost effective manner, that the failure will not adversely affect our contract with TranSys, that we will not be liable to the subcontractor’s claim or that we will be able to recover any of our damages from the subcontractor.

We may acquire other companies, which could increase our costs or liabilities or be disruptive.

Part of our strategy involves the acquisition of other companies.  We recently completed the acquisition of ECC International Corp., a defense company that sells simulated and related training programs for armed forces, for a cost of approximately $43.9 million.  We may not be able to integrate this business, or any other acquisitions successfully without substantial expense, delay or operational or financial problems.  The acquisition and integration of new businesses involves risk.  The integration of acquired businesses may be costly and may adversely impact our results of operations or financial condition:

•                  we may need to divert management resources to integration, which may adversely affect our ability to pursue other more profitable activities;

•                  integration may be difficult as a result of the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

•                  we may not eliminate redundant costs in selecting acquisition candidates; and

•                  one or more of our acquisition candidates also may have unexpected liabilities or adverse operating issues.

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of our common stock.

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental, agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget, and our pricing affect our gross margins. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” and elsewhere throughout this filing and in the documents incorporated by reference into this filing that could cause actual results to differ materially from those expressed in these statements.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.  In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 2.           PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 75 percent of the square footage, including 540,000 square feet located in San Diego, California and 468,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  We currently have need for approximately 90,000 square feet of the Orlando facility and have hired a property management firm to assist us in leasing the excess space to third parties.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Alexandria, VA	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
San Diego, CA	Leased and owned
San Jose, CA	Leased
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Auburn, NSW Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Frankfurt, Germany	Leased
New York, NY	Leased
London, England	Leased
Merstham, Surrey, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned

Other:
Whittier, CA	Leased

Investment properties:
San Diego, CA	Owned
Teterboro, NJ	Leased

Item 3.           LEGAL PROCEEDINGS.

In October 2003, a former subcontractor of ECC International Corp. (which we acquired in September 2003) sued ECC in the United States District Court in Orlando, Florida seeking $15 million in compensatory and $10 million in punitive damages. The suit claims that ECC breached a non-competition covenant, misappropriated trade secrets and wrongfully terminated its subcontract. ECC has filed a motion to dismiss the case and intends to vigorously deny the allegations and defend the matter. We believe that the outcome of the matter will not have a material effect on our financial statements and, to date, no expense has been accrued.

During the quarter ended March 31, 2003, a former subcontractor to the Company on the PRESTIGE project in London filed a claim against us under arbitration provisions of the subcontract, alleging wrongful termination, for an amount yet to be determined. We had previously notified the subcontractor of our intention to file a claim against the subcontractor for failure to perform and in July 2003 we filed our defense and counterclaim with the arbitrator. We believe that the subcontractor’s claim is without merit and will vigorously pursue our defense and counterclaim. We believe we will ultimately be able to recover some or all of the damages we have incurred due to the subcontractor’s failure to perform, but we have not anticipated recovery in our calculation of profits under the contract with TranSys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

In 1991, the government of Iran commenced an arbitration proceeding against us seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. We contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12 percent per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional costs and interest. Both parties have appealed. Under current United States law and policy, any payment to or on behalf of the Revolutionary Government of Iran must first be licensed by the U.S. government. The United States is not now issuing such licenses and we do not expect this policy to change in the foreseeable future. We believe that the ultimate outcome of the matter will not have a material effect on our financial statements and, to date, no expense has been accrued.

We are not presently a party to any material pending proceedings, other than ordinary litigation incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information regarding submission of matters to a vote of security holders is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

PART II

Item 5.           MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the American Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows.

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	2003		2002		2003	2002
Quarter ended:	High	Low	High	Low
December 31	$19.30	$13.73	$17.16	$11.13	—	—
March 31	22.72	14.27	22.78	15.48	$.07	$.063
June 30	23.05	16.54	32.97	20.51	—	—
September 30	30.50	22.41	23.37	15.27	$.07	$.07

Per share amounts have been adjusted retroactively to reflect a 3-for-1 stock split which occurred in April 2002.

On November 24, 2003, the closing price of our common stock on the American Stock Exchange was $28.96.

There were approximately 1,300 shareholders of record of our common stock as of November 24, 2003.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2003	2002	2001	2000	1999

Results of Operations:
Sales	$634,061	$559,604	$501,679	$531,516	$510,759
Cost of sales	493,377	426,012	385,569	449,913	404,144
Selling, general and administrative expenses	87,888	85,459	76,052	76,016	75,725
Interest expense	3,659	3,538	3,601	3,729	4,313
Income taxes (benefit)	18,514	11,484	10,266	(433)	7,482
Net income	36,519	29,437	20,842	674	14,008

Average number of shares outstanding	26,720	26,720	26,720	26,720	26,721

Per Share Data:
Net income	$1.37	$1.10	$0.78	$0.03	$0.52
Cash dividends	0.14	0.133	0.127	0.127	0.127

Year-End Data:
Shareholders’ equity	$255,292	$213,163	$190,895	$176,023	$182,965
Equity per share	9.55	7.98	7.14	6.59	6.84
Total assets	460,226	374,459	341,347	322,350	330,161
Long-term debt	47,142	48,571	50,000	50,000	50,000

This summary should be read in conjunction with the related consolidated financial statements and  accompanying notes.

Per share amounts have been adjusted retroactively to reflect a 3-for-1 stock split which occurred in April 2002.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2003, 58 percent of sales were derived from defense, while 42 percent were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 44 percent of sales for 2003 compared to 39 percent in 2002 and 37 percent in 2001.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

Cubic Transportation Systems develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multi-agency, multi-modal transportation integration technologies and services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Consolidated Overview

Sales for fiscal 2003 were $634 million, an increase of 13 percent over fiscal 2002 sales of $560 million, establishing a new record high for Cubic. The 2002 sales level represented a 12 percent increase over 2001 sales of $502 million. Sales growth in 2002 and 2003 came from both business segments, with the biggest increase in 2003 coming from defense. Defense sales in 2003 were up 16 percent over 2002, from $314 million to $365 million, due primarily to increases from training systems contracts. Growth in defense sales had been 11 percent from 2001 to 2002. Transportation systems sales increased approximately 10 percent in 2003, from $231 million to $253 million, after having increased almost 13 percent from 2001 to 2002. Transportation systems sales in 2003 were higher in North America, due to new contracts won last year, and in London, as work on the PRESTIGE contract hit a high point in the first two quarters of the year.

Net income grew 24 percent in 2003 to $36.5 million, or $1.37 per share, also a record high for Cubic. Net income in 2002 had grown by 41 percent over 2001, from $20.8 million ($.78 per share) to $29.4 million ($1.10 per share). Approximately $5.3 million, after taxes, of the 2003 net income was from gains on the sale of real estate in the second and third quarters, representing about 20 cents per share. Net income in 2002 had included a fourth quarter tax benefit of $2.5 million and charges related to facility closing costs in the United Kingdom of $0.6 million, after taxes, incurred in the first quarter. Goodwill amortization under former accounting rules had reduced 2001 net income by about $1.7 million after taxes, while we had also realized a $0.9 million gain, after taxes, from the sale of securities in that year.

As depicted on the table below, without these items net income would have been about $31.3 million, $27.5 million and $21.6 million (pro forma $1.17, $1.03 and $.81 per share) in the years ended September 30, 2003, 2002 and 2001, respectively. Earnings before the items identified below grew by 14 percent from 2002 to 2003 and by 27 percent from 2001 to 2002. These increases were the result of increased sales volume and improved operating income from both segments, with the biggest increases coming from the defense business.

	2003	2002	2001
	(in millions)
Earnings before certain identified items	$31.3	$27.5	$21.6
Change in goodwill accounting	—	—	(1.7)
Gains on sale of real estate and securities	5.3	—	0.9
Tax benefit	—	2.5	—
Facility closing costs	—	(0.6)	—
Net income, as reported	$36.6	$29.4	$20.8

Gross margins declined to 22.2 percent in 2003 from 23.9 percent in 2002 and 23.1 percent in 2001. In the transportation segment, sales increases came from the PRESTIGE contract in London, which has lower than average margins, and from new contracts in North America, which are in the development phase, a time when contracts typically yield lower margins. Gross margins in the defense segment also declined somewhat in 2003, due primarily to lower than normal margins from the operations and maintenance business. See the segment sections following for further details.

Selling, general and administrative (SG&A) expenses grew by about $2.4 million from 2002 to 2003 and fell to 13.9 percent of sales, compared to 15.3 percent in 2002 and 15.2 percent in 2001. The increase in 2003 SG&A spending came primarily from the transportation segment, due to increased legal costs related to a contractual dispute with a former subcontractor on the PRESTIGE contract and other contract related legal matters in the U.S and Australia. In 2002 the increase in SG&A spending resulted from heightened proposal activity for potential new contracts in the defense segment, while the transportation segment increased its marketing efforts in Europe. In 2002, the transportation segment also incurred legal costs in connection with our dispute of a contract tender in Australia and we provided for costs related to shutting down a facility in England.

Research and development (R&D) spending was lower in 2003 than in 2002 as we shifted engineering resources from company sponsored activities to customer funded development activities. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required product development activity increased in 2003 to $46 million, compared to $41 million in 2002 and 2001; however, these costs are included in cost of sales as they are directly related to contract performance.

We realized gains from the sale of two real properties during the year, one in San Diego County and the other in England. Net proceeds from the sale of the San Diego property were $7.0 million, which generated a pretax gain of $6.2 million. We had owned this property for more than 30 years and had previously used it in a divested operation, but have held the property as an investment for the past ten years. The gain from the sale of this property was realized in the second quarter. The facility south of London was sold for approximately $5.0 million, resulting in a pretax gain of $2.2 million. We had owned that facility for nearly 20 years, but acquired a different facility in the same area last year and moved into the refurbished building this year, therefore, the old facility was no longer required. The gain from the sale of this property was realized in the third quarter.

Interest and dividend income decreased in both 2003 and 2002, because of declining interest rates in both years and due to lower cash balances available for investment in 2003. In addition, other income was lower due to decreased rental income because we sold the building in San Diego County described above, which was previously leased to an unrelated company.

Our effective tax rate for 2003 was about 33.6 percent of pretax income compared to 28.1 percent in 2002 and 33.0 percent in 2001. Income tax expense for the year ended September 30, 2002 was unusually low due to a $2.5 million tax benefit realized from our subsidiary in Denmark during the fourth quarter. We expect our effective tax rate in 2004 to increase to 34 percent and to as high as 35 percent in following years as more of our income is generated from our U.S. businesses rather than from the U.K., where the corporate income tax rate is lower. This effective rate could be affected in future years by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

As depicted in the following table, defense segment sales increased from $314 million in fiscal 2002 to $365 million in fiscal 2003, a 16 percent increase. This growth followed an 11 percent increase in sales from 2001 to 2002. The increase in both years came from our existing defense training and government services businesses. The most significant growth in 2003 came from a 42 percent increase in training systems sales due to significant new orders for our MILES products and air combat training systems. Government services sales grew by 5 percent in 2003 after having increased by 22 percent in 2002. We continued to solidify our position in 2003 as an important service provider to the U.S. government. Sales of communications and electronics systems decreased by 7 percent in 2003 from the 2002 level after having decreased by 11 percent in 2002. However, we were awarded several new communications contracts in 2003 that create potential for growth in this business area.

Years ended September 30,	2003	2002	2001
	(in millions)
Defense Segment Sales
Communications and electronics	$55.0	$59.0	$66.0
Training systems	161.2	113.5	100.1
Government services	148.9	141.9	116.0
	$365.1	$314.4	$282.1

Defense Segment Operating Income
Communications and electronics	$4.2	$3.7	$5.6
Training systems	12.3	5.0	(3.6)
Government services	8.1	9.2	7.4
Goodwill amortization	—	—	(1.8)
	$24.6	$17.9	$7.6

Operating income in the defense segment was up by 37 percent over the 2002 level, from $17.9 million to $24.6 million. This increase followed significant profit improvement from 2001 to 2002 as well. Higher operating income came primarily from the training systems business due to sales growth and improved profit margins from air combat training systems.

Operating income in training systems was impacted by cost growth of nearly $3 million on a contract which includes the development of new ground combat training technology for an overseas customer. This new product development has added important additional capability to our ground combat training systems. Approximately offsetting this expense provision within the training systems business was the reversal of the remaining balance of a reserve we had established in fiscal 2000 for the estimated costs to complete the original MILES 2000 development and production contract. During the year we worked with the customer to resolve all remaining contractual and financial issues related to this contract without expenditure of the approximately $3 million balance of the reserve; therefore, it is no longer required.

Government services operating income was lower primarily because of a change in estimated profits on an operations and maintenance contract, which produced a loss on the contract for the year. Work on this contract has now been completed and the situation that caused the loss has been resolved.

Operating income in communications and electronics improved in 2003 over the 2002 level primarily because of improved performance from the surveillance receiver product line. Operating income was impacted in 2003, however, by a strategic decision we made to invest in new communications technology, which resulted in the award of a new contract in the second quarter. We expect that the development costs will cause total costs of the contract to exceed the contract value by approximately $3 million and, therefore, recorded an expense provision of that amount in the second quarter.

Operating income for the segment was also higher in both 2003 and 2002 than in 2001 because of the adoption of Financial Accounting Standards Board (FASB) Statement No. 142 in 2002, which required the discontinuance of goodwill amortization. Had this pronouncement been in effect in 2001, operating profits for the segment would have been higher by approximately $1.8 million in that year.

Transportation Systems Segment

Transportation segment sales increased 10 percent, from $231 million in fiscal 2002 to $253 million in 2003. Sales in 2002 represented a 13 percent increase over 2001 sales of $205 million. These increases were the result of new contracts awarded in recent years in North America as well as sales growth from the PRESTIGE contract in London.

Operating income increased from $23.3 million in 2002 to $24.4 million in 2003, a 5 percent increase. Operating income increased 8 percent in 2002 from the 2001 level of $21.6 million. Operating income in 2002 included $0.9 million in costs for a facility closure, while 2001 had included goodwill amortization expense of $0.8 million. Without these expenses, operating income would have been $24.1 million in 2002 and $22.4 million in 2001 and the increases year over year would have been 2 percent in 2003 and 8 percent in 2002.

Operating income in the transportation systems segment improved in both 2002 and 2003 primarily because of growth in North American revenues and due to the discontinuance of goodwill amortization, as described above. Growth of operating income in 2003 was limited due to legal costs incurred related to a dispute with a subcontractor on the PRESTIGE contract described below and due to a legal settlement in Australia which occurred during the fourth quarter. The growth in operating profits in fiscal 2002 had also been limited somewhat due to the facility closing costs mentioned above and by legal costs incurred in connection with our dispute of a contract tender in Australia.

Profit margins recorded on the PRESTIGE contract continue to be at a lower level than we expect ultimately to achieve as the result of work we are performing in place of a subcontractor that was terminated in fiscal 2002. As discussed in Note 12 to the financial statements, we expect to ultimately recover the additional costs incurred from the subcontractor, but cannot anticipate recovery in our calculation of profits on the contract at this time because the conditions required by generally accepted accounting principles have not yet been achieved.

Backlog

Both funded and total backlog increased significantly during 2003 to $1.0 billion and $1.5 billion, respectively, with increases coming from both segments. The biggest increase in defense funded backlog was in training systems, due to contracts we won for ground combat training systems in Canada and Australia. Funded backlog also increased in communications because of important contract awards in this business as well. Total defense backlog was bolstered by service contracts awards for multi-year contracts that will be funded in annual increments.

Transportation systems backlog increased in 2003 because of a contract for nearly $95 million awarded by the city of Brisbane, Australia for a transportation system and ten years of operations and maintenance. Not included in the backlog as of September 30, 2003 is a $72 million contract awarded to Cubic by MARTA, the city of Atlanta’s transit agency, in October 2003, after the close of the fiscal year.

We believe the increase in backlog to the highest level in our history is significant not just because of the amount of the increase, but because of the makeup of the backlog. Our previous record high backlog was $1.2 billion in 1998. At that time the PRESTIGE contract represented 55 percent of our total backlog and defense was only 28 percent of the total. As of September 30, 2003, backlog was $300 million higher than in 1998 and PRESTIGE was only 24 percent of the total, with defense about half of the total. Therefore, not only has the backlog grown, but it has done so in a much broader manner, so we are not as reliant on a single contract or customer for our revenues.

Not reflected in the backlog amounts below, because they are indefinite delivery, indefinite quantity (IDIQ) contracts, are two significant defense contracts with the U.S. government that were awarded during 2003. One is a 10-year contract with a ceiling value of $525 million to develop and deliver the next-generation of rangeless air-to-air and air-to-ground combat training systems. We expect that the customer will order most of the systems specified by this contract from us over the next 10 years.

The second major IDIQ contract awarded during the year is one where Cubic and four other companies will perform research-and-development services for the U.S. government aimed at reducing threats to national defense and homeland security from weapons of mass destruction. The five companies will share a total of up to $1.26 billion in task orders. Although relatively small, we did receive our first task order under this contract in August 2003. The initial term of this contract is five years, with an option for a five-year extension.

September 30,	2003	2002
	(in millions)
Total backlog
Transportation systems	$761.9	$672.1
Defense
Communications and electronics	68.8	45.7
Training systems	267.3	148.3
Government services	406.9	299.1
Total defense	743.0	493.1
Total	$1,504.9	$1,165.2

Funded backlog
Transportation systems	$620.2	$545.0
Defense
Communications and electronics	68.8	45.7
Training systems	267.3	148.3
Government services	52.0	37.8
Total defense	388.1	231.8
Total	$1,008.3	$776.8

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

Business Acquisition

In late September 2003, we acquired all the shares of Orlando, Florida-based ECC International Corporation (ECC) for $43.9 million. The acquisition further strengthens our position in the defense marketplace, broadening the scope of our core training business to include virtual simulation capabilities.  Cubic Defense Applications has now formed a Simulation Systems Division, enhancing our position in Orlando, from which we conduct overall Central Florida business development and general management of key U.S. Marine Corps and Navy programs for our Mission Support Business Unit. The acquisition had no impact on operating results for fiscal 2003, as it was made within days of the end of the fiscal year.

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which makes changes in the accounting for, and disclosures of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value rather than recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of the new standard were effective December 15, 2002 and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not have any guarantees outstanding as of September 30, 2003 that fall within the scope of FIN 45.

In April 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. FIN 46 introduces a new consolidation model, the variable interests model, which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. The new standard is effective at the end of fiscal years ending after December 15, 2003, which for us will be as of September 30, 2004. We have not yet completed our evaluation of the impact, if any, FIN 46 will have on our financial position and results of operations.

Liquidity and Capital Resources

Growth in unbilled accounts receivable during the year resulted in negative cash flows from operations in 2003 of $26 million, compared to positive cash flows from operations of $17 million in 2002 and $11 million in 2001. Cash flows from the defense segment were positive in 2003, while the transportation segment experienced negative cash flows due to the PRESTIGE contract situation. Of the $94 million increase in accounts receivable from operations during the year, approximately $55 million was from the PRESTIGE project. The payment terms on this contract were established five years ago at the outset of the contract and the customer is making payments in accordance with those terms. However, due to the termination of the subcontractor described above, we have incurred substantial costs during 2003 that were not originally planned and are included in our claim against the subcontractor. We expect to recover these costs late in 2004 through the adjudication process; however, the timing cannot be predicted with any certainty and it may take longer. If we are not able to recover our costs from the subcontractor, it will take several years for cash flows from this contract to recover the additional costs expended this year. As described in the operating section above, all of these costs have been taken into consideration in our revenue and profit margin recognition for this contract. A portion of the amount receivable under this long-term contract has been classified as non current on the Consolidated Balance Sheet as we do not expect to receive payment of that amount within twelve months.

In addition to the PRESTIGE contract, the most significant additional cause of increased accounts receivable was a transportation systems contract with a customer in North America that was bid with unfavorable cash payment terms in a competitive situation. This contract, which is at an early stage of completion, caused an additional $14 million growth in accounts receivable. However, we expect this situation to improve in 2004 as certain milestones are reached that will trigger payments from the customer. The remainder of the $94 million increase in accounts receivable can be attributed to the overall increase in sales volume.

In addition to the $94 million increase in accounts receivable reflected on the Consolidated Statement of Cash Flows for 2003, accounts receivable increased by another $23 million from September 30, 2002 to September 30, 2003. This increase includes accounts receivable added from the acquisition of ECC of $18 million and an increase of $5 million from foreign currency translation.

Cash in the amount of $33.9 million (net of cash acquired of $5 million) was used for the acquisition of ECC, as described above. The remaining purchase price of $5 million was paid subsequent to the balance sheet date, during the first quarter of fiscal 2004, and was included in Other Current Liabilities on the

Consolidated Balance Sheet as of September 30, 2003.

Other investing activities included cash receipts from the two sales of real estate described earlier in this report which amounted to $12 million. In addition, $2.6 million was used to purchase marketable securities, which were available for sale as of September 30, 2003, and for additions to fixed assets totaling $8.2 million. Of this amount $2.7 million was for the outfitting of our new European transportation systems headquarters located south of London, a task which is now completed.

During 2003, we borrowed $6.3 million on a short-term basis to finance the working capital needs of our subsidiaries in the U.K. and New Zealand. Other financing activities included a scheduled debt payment of $1.4 million and the payment of $3.7 million in dividends to shareholders (14 cents per share).

Accumulated Other Comprehensive Income (Loss) improved by $9.4 million in 2003 primarily because of favorable foreign currency translation adjustments of $6.9 million. This leaves a negative balance of about $0.7 million in Accumulated Other Comprehensive Income as of September 30, 2003 compared to $10.1 million at September 30, 2002. Pension plan accounting had generated an accumulated charge in previous years of $11.2 million through September 30, 2002, but this was partially offset by a positive adjustment of $1.6 million in 2003.

Our pension plan under funded balance changed only slightly from the September 30, 2002 balance of $34.3 million to a September 30, 2003 balance of $36.0 million. A healthy return on plan assets during the year helped to offset significant growth in the net benefit obligation, caused by further decline in the discount rate used for measurement of the obligation from 6.4 percent to 6.0 percent. Pension expense increased from $6.0 million in 2002 to $9.1 million in 2003, and is expected to remain at approximately the 2003 level in 2004. Minimum funding requirements for fiscal 2004 are estimated to be $8 million.

Our net deferred tax asset was $19.0 million at September 30, 2003 compared to $24.1 million at September 30, 2002. Of these amounts, $5.2 million and $6.0 million at September 30, 2003 and 2002 respectively, resulted from the tax effect of recording an additional minimum pension liability. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $177 million and a current ratio of 2.2 to 1 at September 30, 2003. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the U.K. and New Zealand, we have $25 million in unsecured short-term borrowing arrangements with U.S. financial institutions for working capital requirements which were not used as of September 30, 2003.  The following is a schedule of our contractual obligations outstanding as of September 30, 2003:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$48.6	$1.4	$10.9	$10.9	$25.4
Interest payments	15.5	3.0	5.0	3.6	3.9
Operating leases	14.3	4.1	4.7	2.9	2.6
Deferred compensation	6.6	0.5	0.8	0.6	4.7

Subsequent to September 30, 2003 we commenced discussions regarding a $50 million short-term credit facility for working capital needs from a group of financial institutions.  We contemplate finalizing this facility by the end of January 2004 under the terms of a commitment letter with the agent bank organizing the facility.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical affect reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

This discussion of critical accounting policies, estimates and judgments should be read in conjunction with other disclosures included in this discussion and the Notes to the Consolidated Financial Statements related to estimates, contingencies and new accounting standards. Significant accounting policies are identified in Note 1 to the Consolidated Financial Statements. We have discussed each of the “critical” accounting policies and the related estimates with the audit committee of the Board of Directors.

Revenue Recognition

Most of our business is derived from long-term development, production and system integration contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, and the AICPA’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract. Generally we record long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered more likely than not. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

We record sales under cost-reimbursement-type contracts as we incur the costs. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profits, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs. We have accounting policies in place to address these and other complex issues in accounting for long-term contracts.

Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales of services are recorded when performed in accordance with contracts or service agreements.

Income Taxes

Significant judgment is required in determining our income tax provisions and in evaluating our tax return positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings totaled approximately $47.6 million at September 30, 2003.

Valuation of Goodwill

We evaluate our recorded goodwill balances for potential impairment annually by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. We have not yet had a case where the carrying value exceeded the fair value, however, if it did, impairment would be measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill. Goodwill balances by reporting unit are as follows at September 30, 2003:

September 30,	2003	2002
	(in millions)

Defense systems and products	$16.5	$3.0
Defense services	9.7	9.7
Transportation systems	7.1	6.9
Total goodwill	$33.3	$19.6

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We currently perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and comparisons with recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

Pension Costs

The measurement of our pension obligations and costs is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•     Discount rates

•     Inflation

•                  Salary growth

•                  Expected return on plan assets

•     Retirement rates

•                  Mortality rates

We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience in relation to the inflation assumption. The expected return on plan assets reflects asset allocations, our historical experience, our investment strategy and the views of investment managers and large pension sponsors. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the United Kingdom (U.K.) and New Zealand, which are also tied to floating interest rates (the U.K. and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 7 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.K and New Zealand.  The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap is to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2003.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies.  We have a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British Pound, Canadian Dollar, Euro, Singapore Dollar and Australian Dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.  See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.  We also use balance sheet hedges to mitigate foreign exchange risk.  This strategy involves incurring British Pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using U.S. Dollar or British Pound funds. We do not believe that we are significantly exposed to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand and Singapore are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation and expect to use this control to mitigate foreign currency exchange risk.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
	(in thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,370	$78,656
Marketable securities, available-for-sale	2,994	406
Accounts receivable:
Trade and other receivables	11,476	8,760
Long-term contracts	240,598	154,838
Allowance for doubtful accounts	(1,053)	(315)
	251,021	163,283

Inventories	24,922	29,200
Deferred income taxes	16,212	20,543
Prepaid expenses and other current assets	10,751	4,719
TOTAL CURRENT ASSETS	328,270	296,807

LONG-TERM CONTRACT RECEIVABLES	29,200	—

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	15,016	14,482
Buildings and improvements	38,283	23,732
Construction in progress	—	7,361
Machinery and other equipment	80,935	80,049
Leasehold improvements	2,799	2,618
Accumulated depreciation and amortization	(84,761)	(85,823)
	52,272	42,419

OTHER ASSETS
Deferred income taxes	2,781	3,593
Goodwill	33,311	19,650
Miscellaneous other assets	14,392	11,990
	50,484	35,233

TOTAL ASSETS	$460,226	$374,459

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
	(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$6,254	$—
Trade accounts payable	25,222	16,374
Customer advances	40,422	30,232
Accrued compensation	26,013	19,994
Accrued pension liability	22,669	22,311
Other current liabilities	23,581	13,430
Income taxes payable	6,064	2,558
Current maturities of long-term debt	1,429	1,429
TOTAL CURRENT LIABILITIES	151,654	106,328

LONG-TERM DEBT	47,142	48,571

OTHER LIABILITIES
Deferred compensation	6,138	6,397

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized—50,000,000 shares
Issued—35,664,729 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	279,746	246,968
Accumulated other comprehensive income (loss)	(745)	(10,096)
Treasury stock at cost — 8,944,884 shares	(36,066)	(36,066)
	255,292	213,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$460,226	$374,459

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2003	2002	2001
	(amounts in thousands, except per share data)

Net sales	$634,061	$559,604	$501,679

Costs and expenses:
Cost of sales	493,377	426,012	385,569
Selling, general and administrative expenses	87,888	85,459	76,052
Research and development	4,819	8,381	9,755
Goodwill amortization	—	—	2,638
	586,084	519,852	474,014

Operating income	47,977	39,752	27,665

Other income (expenses):
Gain on sale of real estate	8,448	—	—
Interest and dividends	1,161	2,266	3,915
Interest expense	(3,659)	(3,538)	(3,601)
Other income	1,106	2,441	3,129

Income before income taxes	55,033	40,921	31,108

Income taxes	18,514	11,484	10,266

Net income	$36,519	$29,437	$20,842

Basic and diluted net income per common share	$1.37	$1.10	$0.78

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except per share amounts)	Comprehensive Income (Loss)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Additional Paid-in Capital	Common Stock

October 1, 2000		$(36,063)	$(3,908)	$203,637	$12,123	$234

Comprehensive income:
Net income	$20,842	—	—	20,842	—	—
Unrealized holding gains on marketable securities	495	—	495	—	—	—
Reclassification adjustment for gain on sale of marketable securities included in net income	(789)	—	(789)	—	—	—
Additional minimum pension liability	(2,270)	—	(2,270)	—	—	—
Foreign currency translation adjustment	(22)	—	(22)	—	—	—

Comprehensive income	$18,256
Cash dividends paid — $.127 per share of common stock		—	—	(3,384)	—	—
September 30, 2001		(36,063)	(6,494)	221,095	12,123	234

Comprehensive income:
Net income	$29,437	—	—	29,437	—	—
Unrealized holding losses on marketable securities	(115)	—	(115)	—	—	—
Additional minimum pension liability	(8,921)	—	(8,921)	—	—	—
Foreign currency translation adjustment	5,434	—	5,434	—	—	—
Comprehensive income	$25,835

Cash dividends paid — $.133 per share of common stock		—	—	(3,564)	—	—
Treasury stock purchases		(3)	—	—	—	—
September 30, 2002		(36,066)	(10,096)	246,968	12,123	234

Comprehensive income:
Net income	$36,519	—	—	36,519	—	—
Unrealized holding gains on marketable securities	57	—	57	—	—	—
Reduction of minimum pension liability	1,581	—	1,581	—	—	—
Foreign currency translation adjustment	6,918	—	6,918	—	—	—
Net unrealized gains from cash flow hedges	795	—	795	—	—	—
Comprehensive income	$45,870

Cash dividends paid — $.14 per share of common stock		—	—	(3,741)	—	—
September 30, 2003		$(36,066)	$(745)	$279,746	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2003	2002	2001
	(in thousands)

Operating Activities:
Net income	$36,519	$29,437	$20,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,483	6,542	12,795
Deferred income taxes	5,405	2,327	1,052
Gain on sale of real estate	(8,448)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(93,687)	(19,451)	(16,444)
Inventories	6,256	134	(871)
Prepaid expenses	(4,934)	1,844	(1,838)
Accounts payable and other current liabilities	14,730	4,228	(6,285)
Customer advances	9,236	(816)	476
Income taxes	3,438	(7,860)	4,049
Other items - net	(1,115)	1,093	(3,012)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(26,117)	17,478	10,764

Investing Activities:
Acquisition of businesses, net of cash acquired	(33,949)	—	—
Proceeds from sale of real estate	12,038	—	—
Decrease (increase) in marketable securities	(2,588)	—	3,557
Purchases of property, plant and equipment	(8,184)	(13,004)	(4,375)
Other items - net	—	—	27
NET CASH USED IN INVESTING ACTIVITIES	(32,683)	(13,004)	(791)

Financing Activities:
Change in short-term borrowings	6,254	—	—
Principal payments on long-term debt	(1,429)	—	—
Purchases of treasury stock	—	(3)	—
Dividends paid to shareholders	(3,741)	(3,564)	(3,384)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,084	(3,567)	(3,384)

Effect of exchange rates on cash	1,430	912	495

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,286)	1,819	7,084

Cash and cash equivalents at the beginning of the year	78,656	76,837	69,753

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$22,370	$78,656	$76,837

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  Cubic Corporation (“Cubic” or “the Company”) designs, develops and manufactures products which are mainly electronic in nature, provides government services and services related to products previously produced by Cubic and others. The Company’s principal lines of business are defense electronics and transportation fare collection systems. Principal customers for defense products and services are the United States and foreign governments. Transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

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

Fair Value of Financial Instruments:  Financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates the fair value because of the short-term maturity of these instruments.  Receivables consist primarily of amounts due from U. S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of its customers, the Company generally does not require collateral.  The Company has limited exposure to credit risk as the Company has historically collected substantially all of its receivables from government agencies.  The Company maintains no allowance for doubtful accounts for these customers and would only do so if it was warranted by changed circumstances.

Marketable Securities, Available-for-Sale:  Marketable securities are classified as available-for-sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2003 and 2002 were immaterial.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  Accelerated methods are used for machinery and equipment over estimated useful lives ranging from five to seven years.  Provisions for depreciation of plant and equipment amounted to $6,483,000, $6,542,000, and $10,157,000 in 2003, 2002 and 2001, respectively.

Goodwill:  Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.  The changes in the carrying amount of goodwill for the two years ended September 30, 2003 are as follows:

	Transportation Segment	Defense Segment	Total
	(in thousands)

Balances October 1, 2001	$6,521	$12,406	$18,927
Foreign currency exchange rate changes	419	304	723
Balances September 30, 2002	6,940	12,710	19,650
Goodwill acquired during the year	—	12,852	12,852
Foreign currency exchange rate changes	204	605	809
Balances September 30, 2003	$7,144	$26,167	$33,311

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

Comprehensive Income (Loss):  Comprehensive income (loss) and its components are presented in the statement of changes in shareholders’ equity.  Accumulated comprehensive income (loss) consisted of the following:

September 30,	2003	2002
	(in thousands)
Minimum pension liability	$(9,610)	$(11,191)
Foreign exchange translation	7,910	992
Unrealized holding gains on marketable securities	160	103
Net unrealized gains from cash flow hedges	795	—
	$(745)	$(10,096)

The minimum pension liability is shown net of tax benefits of $5,174,000 and $6,026,000 at September 30, 2003 and 2002, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

The unrealized  holding gains on marketable securities are shown net of tax liabilities of $85,000 and $55,000 as of September 30, 2003 and 2002, respectively.  The net unrealized gain from cash flow hedges is shown net of tax liabilities of $327,000.

Revenue Recognition:  Sales and profits under the Company’s long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, are recognized using the cost-to-cost percentage of completion method of accounting. Sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, profit is not recognized until progress is demonstrated or contract milestones are reached.

Sales under cost-reimbursement type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings based on the ratio of costs incurred to the estimated total costs at completion. Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales of services are recorded when performed in accordance with contracts or service agreements.

Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profits, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

Provisions are made on a current basis to fully recognize any anticipated losses on contracts.  Cash received prior to revenue recognition is classified as customer advances on the balance sheet.

Earnings Per Share:  Per share amounts are based upon the weighted average number of shares of common stock outstanding., after retroactive adjustments to reflect a 3-for-1 stock split which occurred in April 2002.

Derivative Financial Instruments:  The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment.  The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors and the value of foreign currency denominated receipts from customers. At September 30, 2003, the Company had foreign exchange contracts with a notional value of $82.1 million outstanding.

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income (Loss) and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2003, 2002 and 2001. At September 30, 2003 net gains of $1,122,000 ($795,000 net of taxes) were recorded in accumulated other comprehensive income associated with cash flow hedging transactions.

Accounting Standards:  In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which makes changes to the accounting for, and disclosures of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value rather than recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of the new standard were effective December 15, 2002 and the initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company did not have any guarantees outstanding as of September 30, 2003 that fall within the scope of FIN 45.

In April 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. FIN 46 introduces a new consolidation model, the variable interests model, which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. The new standard is effective at the end of fiscal years ending after December 15, 2003, which for us will be as of September 30, 2004. The Company has not yet completed its evaluation of the impact, if any, FIN 46 will have on its financial position and results of operations.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of the Company’s long-term contracts and the estimated rates of return and discount rates related to the Company’s defined benefit pension plans. Actual results could differ from those estimates.

Risks and Uncertainties:  The Company is subject to the normal risks and uncertainties of performing large, multi-year, often fixed-price contracts. In addition, the Company is subject to audit of incurred costs related to many of its U.S. Government contracts. These audits could produce different results than the Company has estimated; however, the Company’s experience has been that its costs are acceptable to the government.

NOTE 2 – CHANGE IN ACCOUNTING

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

As allowed by early adoption provisions, the Company began applying the new rules on accounting for goodwill and other intangible assets effective October 1, 2001. The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the year ended September 30, 2001 (in thousands, except per share data):

Years ended September 30,	2003	2002	2001

Reported net income	$36,519	$29,437	$20,842
Add back goodwill amortization, net of tax	—	—	1,715
Adjusted net income	$36,519	$29,437	$22,557

Basic and diluted net income per common share:
Reported net income	$1.37	$1.10	$0.78
Goodwill amortization, net of tax	—	—	0.06
Adjusted net income	$1.37	$1.10	$0.84

NOTE 3 – ACQUISITION

On September 25, 2003, the Company acquired majority ownership of ECC International Corp. (“ECC”).  The acquisition was completed through a cash tender offer by CDA Acquisition Corporation, a wholly owned subsidiary of Cubic, for all of the outstanding shares of ECC common stock at a price of $5.25 per share.  The total cost of the purchase was $43.9 million (less cash acquired of $5 million).  Cash consideration paid including costs of the acquisition, net of cash acquired, as of September 30, 2003 totaled $33.9 million.  The Company’s $5 million obligation to acquire the remaining outstanding shares of ECC is included in other current liabilities at September 30, 2003 and has been subsequently paid.

Intangible contract assets arising out of the purchase of ECC totaled $2 million and will be amortized over the remaining life of the related long-term contracts, approximately four years. The remaining $13 million excess of the purchase price over the net book value of the assets acquired was allocated to goodwill. ECC is located in Orlando, Florida and designs, manufactures, and markets computer controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The operations and assets of ECC are included in the defense segment, however, the acquisition had no impact on operating results for the year ended September 30, 2003, as it was made within days of the end of the year.

Preliminary purchase price allocation is as follows (in millions):

Assets:
Cash	$5.0
Accounts receivable	17.7
Other current assets	1.4
Total current assets	24.1
Property, plant and equipment	10.6
Goodwill, intangibles and other assets	15.1
49.8
Less current liabilities	5.9
Acquisition purchase price	$43.9

Management does not believe that the final purchase price allocation will be materially different than the amounts presented above.

The following summarized unaudited pro forma financial information assumes the acquisition had occurred on October 1 of each year. This information may not be indicative of the results that actually would have occurred if the acquisition had taken place on the dates indicated or which may occur in the future:

Years ended September 30,	2003	2002
	(in thousands, except per share data)
Net sales	$665,468	$592,771
Net earnings	$38,224	$32,636
Earnings per share	$1.43	$1.22

NOTE 4—INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns 37.5 percent of the common stock of Transaction Systems Limited (TranSys), an unconsolidated joint venture company in the United Kingdom. This joint venture company was formed to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to outsource most of the functions of the London Transport (LT) fare collection system for a period of seventeen years. In August 1998, TranSys was awarded the contract and began operations. Cubic and the other parties to the joint venture participate in the PRESTIGE contract solely through subcontracts from TranSys. All of the work to be performed by TranSys is subcontracted to the joint venture partners and the joint venture provides for the pass-through of virtually all revenues from London Transport to the joint venture partners. As a result, TranSys has operated on a break-even basis and is expected to continue to do so. If TranSys were to eventually generate a net income or loss, the joint venture partners would share in this income or loss in accordance with their percentage ownership in the joint venture. The Company’s investment in the joint venture is immaterial.

LT elected to finance the project through private financing rather than incurring public debt. Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. During the first four years of the project, through August 2002, the banks provided financing to TranSys totaling 200 million British Pounds (approximately $330 million). Debt servicing began in 2003 and will continue until the debt is fully paid in 2015. This debt is guaranteed by LT and is non-recourse to the joint venture partners.

The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture, including LT, the banks and the joint venture partners. The joint venture partners have also provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for this unconsolidated joint venture is as follows:

September 30,	2003	2002
	(in millions)

Balance Sheets:
Current assets	$69.6	$51.6
Non-current unbilled contract accounts receivable	270.7	264.0
Total Assets	$340.3	$315.6

Current liabilities	$22.4	$15.7
Long-term debt	317.9	299.9
Equity	—	—
Total Liabilities and Equity	$340.3	$315.6

Years ended September 30,	2003	2002	2001
	(in millions)

Statement of Operations:
Sales	$109.6	$130.0	$118.8
Operating profit	$—	$—	$—
Net income	$—	$—	$—

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2003	2002
	(in thousands)
U.S. Government Contracts:
Amounts billed	$31,217	$21,546
Recoverable costs and accrued profits on progress completed—not billed	66,892	27,803
	98,109	49,349
Commercial Customers:
Amounts billed	36,568	20,739
Recoverable costs and accrued profits on progress completed—not billed	135,121	84,750
	171,689	105,489
	269,798	154,838
Less estimated amounts not currently due—commercial customers	(29,200)	—
	$240,598	$154,838

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. As identified above, a portion of the amount not billed under commercial contracts is not expected to be collected within one year from September 30, 2003, and, therefore, has been classified as a non-current asset.  This amount relates primarily to the contract with TranSys for the PRESTIGE system in London.  The customer has been paying the Company in accordance with the terms of the contract and it is expected that all amounts due under the contract will ultimately be collected.  It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2004.

NOTE 6—INVENTORIES

Inventories are classified as follows:

September 30,	2003	2002
	(in thousands)

Finished products	$593	$1,219
Work in process	12,300	14,746
Materials and purchased parts	12,029	13,235
	$24,922	$29,200

NOTE 7—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2003	2002
	(in thousands)

Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 commencing November 2004. Interest at 6.31% is payable semi-annually in November and May.	$40,000	$40,000
Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 due in November. Interest at 6.11% is payable semi-annually in November and May.	8,571	10,000
	48,571	50,000
Less current portion	(1,429)	(1,429)

	$47,142	$48,571

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2003, the most restrictive covenant under these agreements leaves consolidated retained earnings of $72.2 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

The Company maintains a short-term borrowing arrangement totaling 10 million British Pounds (equivalent to approximately $16.6 million) with a United Kingdom financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent. At September 30, 2003, there was $5.4 million outstanding under this borrowing arrangement bearing interest at 4.5%.

The Company maintains a short-term borrowing arrangement totaling 2.05 million New Zealand Dollars (equivalent to approximately $1.2 million) with a New Zealand financial institution to help meet the short-term working capital requirements of its subsidiary, Oscmar International, Ltd.  Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand and bear interest at the bank’s prime rate plus one percent. At September 30, 2003 there was $0.9 million outstanding under this borrowing arrangement, bearing interest at 6.8%.  Subsequent to September 30, 2003, this borrowing facility was increased to $20.1 million New Zealand Dollars (equivalent to approximately $12.0 million).

The Company has $25 million in unsecured short-term borrowing arrangements with U.S. financial institutions for working capital requirements.  The terms of these arrangements require repayment on demand and bear interest at a LIBOR rate plus a margin of 1 to1.25 percent. At September 30, 2003 there were no outstanding balances under these arrangements.

Maturities of long-term debt for each of the five years in the period ending September 30, 2008, are as follows: 2004—$1.4 million; 2005—$5.4 million; 2006—$5.4 million; 2007—$5.4 million; 2008—$5.4 million; thereafter—$25.4 million.

Interest paid amounted to $3.7 million, $3.5 million, and $3.6 million in 2003, 2002, and 2001, respectively.

As of September 30, 2003 the Company had letters of credit and bank guarantees outstanding totaling $30.9 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $3.4 million as of September 30, 2003, which guarantee the Company’s payment of certain self-insured liabilities and payments to a foreign subcontractor. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $4.6 million and $4.7 million as of September 30, 2003 and 2002, respectively.

NOTE 8—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space and miscellaneous computer and other office equipment under non-cancelable operating leases expiring in various years through 2012.  These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $3.5 million, $3.8 million, and $3.6 million in 2003, 2002, and 2001, respectively.

Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following at September 30, 2003 (in thousands):

2004	$4,093
2005	2,575
2006	2,113
2007	1,624
2008	1,282
Thereafter	2,602
$14,289

NOTE 9—INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

Years ended September 30,	2003	2002	2001
	(in thousands)

Current:
Federal	$4,805	$3,108	$4,089
State	2,587	1,735	1,665
Foreign	5,717	4,314	3,460
Total current	13,109	9,157	9,214

Deferred (credit):
Federal	5,323	3,124	(2,369)
State	820	437	149
Foreign	(738)	(1,234)	3,272
Total deferred	5,405	2,327	1,052
Total income tax expense	$18,514	$11,484	$10,266

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2003	2002
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$3,397	$3,710
Additional minimum pension liability	5,174	6,025
Long-term contracts and inventory valuation reductions	5,449	10,058
Self-insurance and other reserves	2,909	2,862
Deferred compensation	2,744	2,347
Net operating loss carryforwards	3,972	—
Other	3,279	2,229
Total deferred tax assets	26,924	27,231
Valuation allowance for deferred tax assets	(3,972)	—
Deferred tax assets	22,952	27,231
Deferred tax liabilities:
Tax over book depreciation	137	471
Amortization of goodwill and intangibles	1,769	603
Prepaid expenses	894	727
State taxes	295	498
Other	864	796
Deferred tax liabilities	3,959	3,095
Net deferred tax asset	$18,993	$24,136

In September 2003, the Company acquired ECC, which had a net operating loss carryforward (NOL) of approximately $10 million. The NOLs begin to expire in 2019 unless previously utilized.  The associated deferred tax asset amounted to approximately $4 million at September 30, 2003, against which the Company has established a valuation allowance of $4 million. The utilization of some or all of the NOL may be limited pursuant to Internal Revenue regulations.  In the future, if the Company is able to determine that a tax benefit from the NOL will be realized, the valuation allowance will be reduced accordingly and credited against the goodwill balance recorded at acquisition.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2003	2002	2001
	(in thousands)

Tax at federal statutory rate	$19,262	$14,322	$10,888
State income taxes, net of federal tax benefit	2,215	1,412	1,179
Tax exempt interest and dividend income	(46)	(91)	(276)
Income exclusion on export sales	(945)	(536)	(565)
Non-deductible expenses	359	282	457
Reversal of deferred tax asset valuation reserve	—	(2,460)	—
Tax effect from foreign subsidiaries	(349)	(475)	(565)
Tax credits and other	(1,982)	(970)	(852)
	$18,514	$11,484	$10,266

The Company made income tax payments, net of refunds, totaling $9.9 million, $15.6 million, and $5.2 million in 2003, 2002, and 2001, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2003	2002	2001
	(in thousands)

United States	$40,318	$24,100	$10,845
Foreign	14,715	16,821	20,263
Total	$55,033	$40,921	$31,108

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $47.6 million at September 30, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  It does not have a history of significant adjustments to its tax accruals for these audits.  The Company believes that its accruals for tax liabilities are adequate for the open years.

NOTE 10—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $9.4 million, $8.7 million and $8.0 million in 2003, 2002 and 2001, respectively.

Approximately one-half of the Company’s non-union employees in the U.S are covered by a non-contributory defined benefit pension plan. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for these plans and the net amount recognized in the Consolidated Balance Sheets:

September 30,	2003	2002
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$92,085	$74,160
Service cost	5,741	5,024
Interest cost	6,073	5,496
Plan amendments	52	—
Actuarial loss	7,615	7,110
Participant contributions	858	782
Gross benefits paid	(1,881)	(1,764)
Foreign currency exchange rate changes	1,597	1,277
Net benefit obligation at the end of the year	112,140	92,085

Change in plan assets:
Fair value of plan assets at the beginning of the year	57,793	60,437
Actual return on plan assets	11,871	(6,477)
Employer contributions	6,585	4,071
Participant contributions	858	782
Gross benefits paid	(1,881)	(1,764)
Administrative expenses	(121)	(55)
Foreign currency exchange rate changes	1,036	799
Fair value of plan assets at the end of the year	76,141	57,793

Net amount recognized:
Funded status	(35,999)	(34,292)
Unrecognized net actuarial loss	28,145	29,198
Unrecognized prior service cost	47	(1)
Net amount recognized	$(7,807)	$(5,095)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(7,807)	$(5,095)
Additional minimum liability	(14,831)	(17,216)
Deferred tax asset	5,174	6,025
Intangible asset	47	—
Accumulated other comprehensive loss	9,610	11,191
Net amount recognized	$(7,807)	$(5,095)

 The components of net periodic pension cost for these plans are as follows:

Years ended September 30,	2003	2002	2001
	(in thousands)

Service cost	$5,741	$5,024	$4,027
Interest cost	6,073	5,496	4,971
Expected return on plan assets	(4,989)	(5,097)	(5,721)
Amortization of:
Prior service cost	4	(2)	(2)
Actuarial (gain) loss	2,238	400	(139)
Administrative expenses	82	185	171
Net pension cost	$9,149	$6,006	$3,307

Weighted-average assumptions:
Discount rate	6.0%	6.4%	7.2%
Expected return on plan assets	8.2%	8.3%	8.3%
Rate of compensation increase	4.0%	4.6%	4.9%

NOTE 11—RELATED PARTY TRANSACTION

The Company is party to an agreement with a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable, whereby the Company agreed to make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. The advances are secured by a collateral assignment of the policy to the Company. If the assumptions made as to mortality experience, policy dividends and other factors were realized, at the death of Mrs. Zable the Company would recover all of its insurance premium payments as well as other costs associated with the policy. The difference between policy premiums and other payments, and the increase in the cash surrender value of the policy has been expensed or added to income in the year incurred, although no policy premiums have been paid since 2001.  The amount added to income in 2003, 2002 and 2001 due to increases in the cash surrender value was $245,000, $308,000 and $482,000, respectively. As of September 30, 2003, the cash surrender value of the policy exceeded the total of all premium payments made by the Company through that date. The Company may cause the agreement to be terminated and the policy to be surrendered at any time. Due to changes in the tax law and other circumstances, the Company no longer considers the policy to be effective in fulfilling the original purpose intended by the Board. The Company and Mr. Zable are now discussing alternative courses of action including holding the policy to maturity, selling the Company’s interest to the trust, selling the policy to a third party or surrendering the policy.

NOTE 12—LEGAL MATTERS

In October 2003, a former subcontractor of ECC International Corp. (which the Company acquired in September 2003) sued ECC in the United States District Court in Orlando, Florida seeking $15 million in compensatory and $10 million in punitive damages. The suit claims that ECC breached a non-competition covenant, misappropriated trade secrets and wrongfully terminated its subcontract. ECC has filed a motion to dismiss the case and intends to vigorously deny the allegations and defend the matter. The Company believes that the outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

During the quarter ended March 31, 2003, a former subcontractor to the Company on the PRESTIGE project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination, for an amount yet to be determined. The Company had previously notified the subcontractor of its intention to file a claim against the subcontractor for failure to perform and in July 2003 the Company filed its defense and counterclaim with the arbitrator. The Company believes that the subcontractor’s claim is without merit and will vigorously pursue its defense and counterclaim. The Company believes it will ultimately be able to recover some or all of the damages it has incurred due to the subcontractor’s failure to perform, but has not anticipated recovery in its calculation of profits under its contract with TranSys because the conditions required by accounting principles generally accepted in the United States have not yet been achieved.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12 percent per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional costs and interest. Both parties have appealed. Under current United States law and policy, any payment to or on behalf of the Revolutionary Government of Iran must first be licensed by the U.S. government. The United States is not now issuing such licenses and the Company does not expect this policy to change in the foreseeable future. The Company believes that the ultimate outcome of the matter will not have a material effect on its financial statements and, to date, no expense has been accrued.

NOTE 13—BUSINESS SEGMENT INFORMATION

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

Factors management used to identify the Company’s reportable segments:

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop and manufacture distinct products with different customer bases.

Business segment financial data is as follows:

Years ended September 30,	2003	2002	2001
	(in millions)

Sales:
Transportation systems	$253.4	$230.7	$204.9
Defense	365.1	314.4	282.1
Other	15.6	14.5	14.7
Total sales	634.1	559.6	501.7

Operating income:
Transportation systems	$24.4	$23.3	$21.6
Defense	24.6	17.9	7.6
Unallocated corporate expenses and other	(1.0)	(1.4)	(1.5)
Total operating income	$48.0	$39.8	$27.7

Assets:
Transportation systems	$186.7	$118.0	$83.9
Defense	220.5	144.8	148.4
Corporate and other	53.0	111.7	109.0
Total assets	$460.2	$374.5	$341.3

Depreciation and amortization:
Transportation systems	$2.3	$2.4	$4.6
Defense	3.6	3.5	7.5
Corporate and other	0.6	0.6	0.7
Total depreciation and amortization	$6.5	$6.5	$12.8

Expenditures for long-lived assets:
Transportation systems	$5.3	$10.9	$1.5
Defense	1.9	1.8	2.2
Other	1.0	0.3	0.7
Total expenditures for long-lived assets	$8.2	$13.0	$4.4

Years ended September 30,	2003	2002	2001
	(in millions)

Geographic Information:
Sales (a):
North America	$432.8	$341.9	$285.2
United Kingdom	147.4	161.0	148.5
Far East	13.4	16.1	32.5
Other foreign countries	40.5	40.6	35.5
Total sales	$634.1	$559.6	$501.7

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$75.4	$51.2	$50.4
United Kingdom	20.4	19.7	10.6
Other foreign countries	4.2	3.2	2.9
Total long-lived assets, net	$100.0	$74.1	$63.9

Defense segment sales include $281.9 million, $216.6 million and $183.5 million in 2003, 2002 and 2001, respectively, of sales to United States Government agencies. Transportation systems sales include $98.5 million, $86.1 million, and $76.3 million of sales to TranSys in 2003, 2002 and 2001, respectively.  No other single customer accounts for 10 percent or more of the Company’s revenue.

NOTE 14—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2003 and 2002:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)

Fiscal 2003
Net sales	$148,356	$167,157	$157,950	$160,598
Gross profit	31,985	33,454	35,977	39,268
Net income	6,670	11,246	10,129	8,474
Net income per share	0.25	0.42	0.38	0.32

Fiscal 2002
Net sales	$123,877	$138,493	$148,208	$149,230
Gross profit	30,576	31,350	33,769	37,897
Net income	5,691	6,441	7,128	10,177
Net income per share	0.21	0.24	0.27	0.38

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders

Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

	/s/	Ernst & Young LLP

San Diego, California
November 19, 2003

Item 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the most recent quarter subsequent to the date of their evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information regarding directors and executive officers is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding “Certain Relationships and Related Transactions” is included in Note 11 to the Consolidated Financial Statements for the year ended September 30, 2003.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Not applicable for the Company's fiscal year ended September 30, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)                                  Documents filed as part of this Report:

(1)                                  The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

(2)                                  The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K during the last quarter of 2003:

(1)                                  A Form 8-K was filed on August 20, 2003, Item 5, “Other Events” disclosing that the Company and ECC International Corp. (“ECC”) had entered into a definitive Agreement and Plan of Merger under which a subsidiary of the Company would acquire all the issued and outstanding shares of ECC common stock at a price of $5.25 per share.

(2)                                  A Form 8-K was filed on September 29, 2003, Item 2, disclosing that the Company had acquired a majority ownership of ECC.

(3)                                  A Form 8-K was filed on December 2, 2003, Item 12, disclosing the Company’s results of operations for the quarter and year ended September 30, 2003.

(c)                                  Exhibits:

21.                                 List of Subsidiaries

31.1                           Section 302 Certifications

32.1                           Section 906 Certifications

(d)                                 Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/10/03	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/10/03	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President, Chief
Executive Officer and Chairman of the
Board of Directors

12/10/03	/s/ Walter C. Zable
Date	WALTER C. ZABLE, Vice President and
Vice Chairman of the Board of Directors

12/10/03	/s/ Richard C. Atkinson
Date	RICHARD C. ATKINSON, Director

12/10/03	/s/ Raymond L. deKozan
Date	RAYMOND deKOZAN, Director

12/10/03	/s/ Robert T. Monagan
Date	ROBERT T. MONAGAN, Director

12/10/03	/s/ Raymond E. Peet
Date	RAYMOND E. PEET, Director

12/10/03	/s/ William W. Boyle
Date	WILLIAM W. BOYLE, Director, Vice President
and Chief Financial Officer

12/10/03	/s/ Thomas A. Baz
Date	THOMAS A. BAZ, Vice President and
Corporate Controller (Principal Accounting Officer)