Form 10-Q
period 2003-12-31
CUBIC CORP /DE/
filed 2004-02-03
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003

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

Yes ☒    No ☐

As of January 30, 2004, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2003	2002

Net sales	$171,032	$148,356

Costs and expenses:
Cost of sales	135,047	116,371
Selling, general and administrative expenses	23,531	20,409
Research and development	860	1,411
	159,438	138,191
Operating income	11,594	10,165

Other income (expenses)
Interest expense	(1,053)	(871)
Other income	825	676
Income before income taxes	11,366	9,970

Income taxes	3,900	3,300

Net income	$7,466	$6,670

Net income per share	$0.28	$0.25

Average shares of common stock outstanding	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$16,532	$22,370
Marketable securities, available-for-sale	—	2,994
Accounts receivable	281,084	251,021
Inventories	27,438	24,922
Deferred income taxes and other current assets	28,412	26,963
Total current assets	353,466	328,270

Long-term contract receivables	38,600	29,200
Property, plant and equipment - net	53,033	52,272
Goodwill	33,922	33,311
Other assets	16,753	17,173
	$495,774	$460,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,957	$6,254
Trade accounts payable	16,829	25,222
Customer advances	48,525	40,422
Other current liabilities	46,120	49,594
Accrued pension liability	24,401	22,669
Income taxes payable	8,420	6,064
Current portion of long-term debt	5,806	1,429
Total current liabilities	169,058	151,654

Long-term debt	50,543	47,142
Deferred compensation	6,459	6,138

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	287,212	279,746
Accumulated other comprehensive income (loss)	6,211	(745)
Treasury stock at cost	(36,066)	(36,066)
	269,714	255,292
	$495,774	$460,226

Note: The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2003	2002
Operating Activities:
Net income	$7,466	$6,670
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,902	1,614
Changes in operating assets and liabilities	(31,798)	(51,853)
NET CASH USED IN OPERATING ACTIVITIES	(22,430)	(43,569)

Investing Activities:
Net additions to property, plant and equipment	(1,616)	(2,202)
Acquisitions, net of cash acquired	(4,934)	—
Proceeds from sale of marketable securities	3,021	—
Other items - net	—	(2)
NET CASH USED IN INVESTING ACTIVITIES	(3,529)	(2,204)

Financing Activities:
Change in short-term borrowings, net	12,369	6,975
Long-term borrowings	8,906	—
Principal payment on long-term borrowings	(1,428)	(1,429)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,847	5,546

Effect of exchange rates on cash	274	121

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,838)	(40,106)

Cash and cash equivalents at the beginning of the period	22,370	78,656

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$16,532	$38,550

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31, 2003	September 30, 2003
Trade and other receivables	$7,582	$11,476
Long-term contracts:
Billed	85,480	67,785
Unbilled	227,777	202,013
Allowance for doubtful accounts	(1,155)	(1,053)
Total accounts receivable	319,684	280,221
Less estimated amounts not currently due	(38,600)	(29,200)
Current accounts receivable	$281,084	$251,021

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2003. This amount relates to the Prestige contract in the United Kingdom and reflects current foreign currency exchange rates.

Inventories consist of the following (in thousands):

	December 31, 2003	September 30, 2003
Finished products	$336	$593
Work in process	16,567	12,300
Raw material and purchased parts	10,535	12,029
Total inventories	$27,438	$24,922

Note 3 – New Accounting Pronouncements

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company is in the process of determining the effect, if any, the adoption of FIN 46-R will have on its financials statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows disclosures will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for the Company will be the quarter ending March 31, 2004.  Because the revisions to the standard only relate to new disclosures they will have no impact on the Company’s financial position or results of operations.

Note 4 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002

Net income	$7,466	$6,670
Foreign currency translation adjustments	6,738	1,910
Reclassification adjustment for gain on sale of marketable securities included in net income	(160)	—
Unrealized holding gain on marketable securities during the period	—	2
Net unrealized gains from cash flow hedges	378	—
Comprehensive income	$14,422	$8,582

Note 5 – Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended December 31,
	2003	2002

Sales:
Transportation systems	$63.1	$62.2
Defense	104.0	82.2
Corporate and other	3.9	4.0
Total sales	$171.0	$148.4

Operating income (loss):
Transportation systems	$4.0	$5.9
Defense	8.6	4.5
Corporate and other	(1.0)	(0.2)
Total operating income	$11.6	$10.2

Note 6 – Financing Arrangements

In December 2003, the Company borrowed £5.2 million (equivalent to approximately $9.2 million) from a United Kingdom financial institution.  The loan is collateralized by a building in the United Kingdom, bears interest at 6.5 percent and is payable in quarterly installments over 15 years.  Maturities of this debt for each of the next five years in the period ending December 2008 are as follows (in thousands):  2004 – $377; 2005 – $401; 2006 – $429; 2007 – $458; 2008 – $458.

As of December 31, 2003, the Company had $19 million outstanding under its various unsecured short-term borrowing arrangements in the U.S., U.K. and New Zealand at an average rate of 3.7 percent. The terms of these arrangements require repayment on demand.

Note 7 – Related Party Transaction

In 1992, the Company and a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable agreed that the Company would make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. In December 2003, the agreement was terminated and the Company became the sole owner and beneficiary of the policy. The Company is in the process of selling the policy and expects the net proceeds from the sale to at least equal the $9 million cash value of the policy recorded as an asset on the Company’s balance sheet.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2003

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement simulation systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

Cubic Transportation Systems develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multiagency, multimodal transportation integration technologies and services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Consolidated Overview

Sales for the quarter ended December 31, 2003 were $171 million, an increase of 15 percent over sales of $148 million for the quarter ended December 31, 2002. Sales growth came primarily from the defense segment, while transportation systems segment sales were up only slightly from the first fiscal quarter last year. Defense sales in the first quarter were up 27 percent over the same quarter last year, from $82 million to $104 million. Of this increase, approximately $7 million was from ECC International Corporation (ECC), the business acquired in September 2003. Transportation systems sales were $63 million for the quarter compared to $62 million in the first quarter last year, despite a decrease in sales from the PRESTIGE contract of more than $10 million.

Net income grew by 12 percent in the first quarter to $7.5 million this year (28 cents per share) from $6.7 million last year (25 cents per share). This growth in net income resulted from an increase in operating income of 14 percent to $11.6 million in the first quarter of fiscal 2004, from $10.2 million in the first quarter of fiscal 2003. Defense operating income was substantially higher in the first quarter this year, while transportation systems operating income declined from last year, as described further in the segment discussions below. Operating income from our paper converting business was down by $0.4 million in the first quarter of this year due to costs related to the termination of an agreement for the production of paper seat covers, which we had for more than 15 years. This business is included in the “Corporate and Other” line in the segment information.

Selling, general and administrative (SG&A) expenses grew by about $3 million from last year’s first quarter and remained at about 13.8 percent of sales, with the increase coming about equally from both segments. The defense segment SG&A increase was due to the acquisition of ECC, which began to be consolidated with Cubic in the first quarter of fiscal 2004. In the transportation systems segment the SG&A expense increase primarily reflected legal costs of $1.2 million incurred during the quarter in preparation for an arbitration hearing scheduled for later this year related to the PRESTIGE contract, as discussed in previous reports.

Our projected effective tax rate for fiscal 2004 is about 34 percent of pretax income, which is reflected in the provision recorded in the first quarter, compared a provision of 33 percent recorded in the first quarter last year. This increase reflects the fact that more of our income in fiscal 2004 is expected to come from our U.S. businesses rather than from the U.K., where the corporate income tax rate is lower. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

Defense segment sales increased to $104 million in the first fiscal quarter this year from $82 million in the first quarter of fiscal 2003, a 27 percent increase. Approximately one-third of the increase resulted from the acquisition of ECC, with the remaining two-thirds of the growth coming from our previously existing businesses. All three defense business units generated healthy sales increases in the first quarter compared to last year. The communications and electronics business unit generated sales growth of 31 percent over the first quarter of last year due to new contracts we won last year. Not including ECC, training systems sales increased by 14 percent while government services sales increased by 17 percent.

Operating income in the defense segment was up this year by more than 90 percent over the first quarter of fiscal 2003, from $4.5 million to $8.6 million. Higher operating income came primarily from the training systems business due to sales growth and improved profit margins from both air and ground combat training systems, including MILES. Training systems benefited from the completion of certain air combat training contracts with good profit margins during the quarter. In addition, ECC contributed about $0.8 million to training systems operating profits for the quarter. Communications and electronics also generated higher operating income, while operating income from government services decreased more than 20 percent compared to the first quarter last year. This decrease was primarily caused by a customer’s exercise of a six-month contract extension option that was unfavorable to us and resulted in a loss on this operations and maintenance contract for the quarter. There will possibly be a small impact from this again in the second quarter, although overall operating income from government services is expected to improve in the second quarter.

Transportation Systems Segment

Transportation segment sales increased only slightly, from $62 million in the first quarter of fiscal 2003 to $63 million in the first quarter this year. Sales from the PRESTIGE contract declined by more than $10 million, but this was more than offset by higher sales from other contracts in the U.K., Australia and the U.S., including Los Angeles, New York, San Diego, Houston and Minneapolis. The decline in PRESTIGE sales was in accordance with the plan for this program, and we view this decrease in reliance on a single customer as a positive trend for the transportation segment. However, we do anticipate additional orders from the PRESTIGE contract related to the rollout of the OysterTM card and other system enhancement opportunities.  Although sales from this customer will be lower this year than last year, we expect sales to grow from this year’s level in each of the next two years as a result of these opportunities.

Operating income in transportation systems decreased from $5.9 million in the first quarter of fiscal 2003 to $4.0 million this year. Profit margins on several of the contracts in North America have been unfavorably affected by our investment in the development of new software technologies for common fare collection solutions. These costs are being incurred in the performance of the contracts, but have exceeded our original estimates, thereby reducing the profit margins on these contracts. We believe that the results of our investment in these new fare collection technologies will give us a competitive advantage in future system procurements, but in the short run has impacted the margins on our current contracts. These new technologies will allow the transportation segment to sell similar products to many different customers, thus avoiding the need for repeated customization, and should help secure a larger share of the market, increasing sales and profits. In addition, legal fees of $1.2 million related to the arbitration hearing mentioned above further impacted operating income.

Backlog

As reflected in the table below, both funded and total backlog increased during the first quarter with the increase coming from the transportation systems segment. Transportation systems backlog was enhanced by a $72 million contract awarded to Cubic by MARTA, the city of Atlanta’s transit agency, during the quarter. Due to the numerous opportunities available in our markets at this time, we believe that the trend of increased backlog should continue through our fiscal year end and beyond.

In transportation systems, the difference between total backlog and funded backlog represents extension of the service portion of the PRESTIGE contract for the final five years of the seventeen year contract. We have treated this portion of the contract as unfunded until we complete the initial system installation phase of the contract, which is expected to occur during the second quarter of this year. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

In defense, the difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised nor are indefinite delivery, indefinite quantity (IDIQ) contracts until an order is received.

	December 31, 2003	September 30, 2003
	(in millions)
Total backlog
Transportation systems	$842.7	$761.9
Defense
Communications and electronics	66.7	68.8
Training systems	239.5	267.3
Government services	404.7	406.9
Total defense	710.9	743.0
Total	$1,553.6	$1,504.9

Funded backlog
Transportation systems	$691.9	$620.2
Defense
Communications and electronics	66.7	68.8
Training systems	239.5	267.3
Government services	78.1	52.0
Total defense	384.3	388.1
Total	$1,076.2	$1,008.3

New Accounting Pronouncements

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We are in the process of determining the effect, if any, the adoption of FIN 46-R will have on our financials statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The statement provides for expanded pension disclosures regarding the components of plan assets by category, such as equity, debt and real estate. A description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories also are required in financial statements. Cash flows will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The statement is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003, which for us will be the quarter ending March 31, 2004.  Because the revisions to the standard only relate to new disclosures they will have no impact on our financial position or results of operations.

Liquidity and Capital Resources

Cash flows from operations were negative for the quarter by $22 million due to growth in accounts receivable, which was partially offset by growth in customer advances. We expect cash flows from operations to improve in the second quarter and to be positive by the end of the fiscal year.

Cash flows from the defense segment were $5 million negative in the first quarter due primarily to a receivable of that amount from a customer that was delayed for administrative reasons. The payment has subsequently been received.

The transportation segment experienced negative cash flows from the PRESTIGE contract of about $9 million which increased the long-term portion of accounts receivable by a comparable amount. We believe that the PRESTIGE contract receivable balance has now peaked and will begin to gradually decrease in future quarters. In addition to the PRESTIGE contract, transportation systems accounts receivable grew by about $12 million in the U.S. because of delays in meeting payment milestones on several North American contracts. This was caused by additional time required to develop the new technologies for common fare collection solutions mentioned above. We expect this situation to improve late in 2004 as certain milestones are reached that will trigger payments from the customers. Foreign currency translation also caused accounts receivable to grow by $7 million.

Investing activities included a payment of about $5 million to fund the remaining purchase price of the ECC acquisition during the first quarter and $1.6 million for normal capital expenditures. We sold our remaining marketable securities for $3.1 million and realized a modest gain which is included in other income on the Consolidated Condensed Statement of Income.

During the first quarter we borrowed $12.4 million on a short-term basis for working capital needs. We also borrowed $9 million on a long-term basis in the UK, collateralized by the building we acquired there last year, and made a scheduled debt payment of $1.4 million. The following is a schedule of those contractual obligations outstanding as of December 31, 2003 that have changed since September 30, 2003:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$56.3	$5.8	$11.7	$11.8	$27.0
Interest payments	20.2	3.5	5.9	4.5	6.3

Accumulated Other Comprehensive Income (Loss) improved by $7 million in the first quarter primarily because of favorable foreign currency translation adjustments. This brings the balance of Accumulated Other Comprehensive Income up to $6 million as of December 31, 2003.

Our financial condition remains strong with working capital of $184 million and a current ratio of 2.1 to 1 at December 31, 2003. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

We are in the process of putting in place a committed short-term credit facility for working capital needs from a group of financial institutions, aggregating $60 million.  We contemplate finalizing this facility by the middle of February 2004.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2003, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 31, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the three month period ended December 31, 2003, the Company completed its acquisition of ECC and successfully integrated ECC into its financial reporting process. The Company believes that this acquisition did not result in a significant change in its internal controls over financial reporting, nor were there any other changes in internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description
3(i) —	Articles of Incorporation
3(ii) —	Bylaws
15 —	Independent Accountants’ Review Report
31.1 —	Certification of CEO
31.2 —	Certification of CFO
32.1 —	CEO and CFO Certification

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

(1)          A Form 8-K was filed on December 2, 2003, Item 12, disclosing the Company’s results of operations for the quarter and year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	January 30, 2004	/S/ W. W. Boyle
W. W. Boyle
Vice President and CFO

Date	January 30, 2004	/S/ T. A. Baz
T. A. Baz
Vice President and Controller