Form 10-Q
period 2004-03-31
CUBIC CORP /DE/
filed 2004-05-06
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

Yes  ☒   No  ☐

As of April 26, 2004, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Sales	$346,216	$315,513	$175,184	$167,157

Costs and expenses:
Cost of sales	269,912	250,074	134,865	133,703
Selling, general and administrative expenses	49,611	41,380	26,080	20,971
Research and development	1,908	3,034	1,048	1,623
	321,431	294,488	161,993	156,297
Operating income	24,785	21,025	13,191	10,860

Other income (expenses)
Gain on sale of real estate	—	6,190	—	6,190
Interest expense	(2,232)	(1,869)	(1,179)	(998)
Other income	1,333	1,470	508	794
Income before income taxes	23,886	26,816	12,520	16,846

Income taxes	8,100	8,900	4,200	5,600

Net income	$15,786	$17,916	$8,320	$11,246

Net income per share	$0.59	$0.67	$0.31	$0.42

Dividends per common share	$0.07	$0.07	$0.07	$0.07

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$17,560	$22,370
Marketable securities, available-for-sale	—	2,994
Accounts receivable	297,887	251,021
Inventories	29,801	24,922
Deferred income taxes and other current assets	26,262	26,963
Total current assets	371,510	328,270

Long-term contract receivables	41,700	29,200
Property, plant and equipment – net	52,978	52,272
Goodwill	34,380	33,311
Other assets	18,056	17,173
	$518,624	$460,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$41,552	$6,254
Trade accounts payable	16,187	25,222
Customer advances	50,205	40,422
Other current liabilities	43,835	49,594
Accrued pension liability	23,522	22,669
Income taxes payable	2,657	6,064
Current portion of long-term debt	5,743	1,429
Total current liabilities	183,701	151,654

Long-term debt	50,679	47,142
Deferred compensation	6,064	6,138

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	293,661	279,746
Accumulated other comprehensive income (loss)	8,228	(745)
Treasury stock at cost	(36,066)	(36,066)
	278,180	255,292
	$518,624	$460,226

Note: The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Operating Activities:
Net income	$15,786	$17,916	$8,320	$11,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,118	3,246	2,216	1,632
Gain on sale of real estate	—	(6,190)	—	(6,190)
Changes in operating assets and liabilities	(59,995)	(53,659)	(28,197)	(1,806)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,091)	(38,687)	(17,661)	4,882

Investing Activities:
Net additions to property, plant and equipment	(3,349)	(5,917)	(1,733)	(3,715)
Proceeds from sale of real estate	—	7,008	—	7,008
Acquisitions net of cash acquired	(4,934)	—	—	—
Proceeds from sale of marketable securities	3,021	—	—	—
Other items - net	—	(1)	—	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,262)	1,090	(1,733)	3,294

Financing Activities:
Change in short-term borrowings, net	34,651	5,142	22,282	(1,833)
Long-term borrowings	9,026	—	120	—
Principal payment on long-term borrowings	(1,428)	(1,429)	—	—
Dividends paid	(1,871)	(1,871)	(1,871)	(1,871)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,378	1,842	20,531	(3,704)

Effect of exchange rates on cash	165	828	(109)	707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,810)	(34,927)	1,028	5,179

Cash and cash equivalents at the beginning of the period	22,370	78,656	16,532	38,550

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$17,560	$43,729	$17,560	$43,729

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

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

Note 2 – Balance Sheet Details

	March 31, 2004	September 30, 2003
Trade and other receivables	$6,622	$11,476
Long-term contracts:
Billed	93,207	67,785
Unbilled	240,627	202,013
Allowance for doubtful accounts	(869)	(1,053)
Total accounts receivable	339,587	280,221
Less estimated amount not currently due	(41,700)	(29,200)
Current accounts receivable	$297,887	$251,021

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2004. This amount relates primarily to the PRESTIGE contract in the United Kingdom.

Inventories consist of the following (in thousands):

	March 31, 2004	September 30, 2003
Finished products	$580	$593
Work in process	21,022	12,300
Raw material and purchased parts	8,199	12,029
Total inventories	$29,801	$24,922

Note 3 – New Accounting Pronouncements

Revised FASB Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities,” was issued in December 2003 and became effective in the quarter ended March 31, 2004. To date, the Company has not invested in any variable interest entities for which the Company is the primary beneficiary and, therefore, management has concluded that the adoption of FIN 46-R had no impact on its financial position or results of operations.

Note 4 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Net income	$15,786	$17,916	$8,320	$11,246
Foreign currency translation adjustments	9,035	2,085	2,297	175
Reclassification adjustment for gain on sale of marketable securities included in net income	(160)	—	—	—
Unrealized holding gain on marketable securities during the period	—	2	—	—
Net unrealized gains fromcash flow hedges	98	—	(280)	—
Comprehensive income	$24,759	$20,003	$10,337	$11,421

Note 5 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Sales:
Defense	$212.4	$174.0	$108.4	$91.8
Transportation systems	126.2	133.8	63.1	71.6
Corporate and other	7.6	7.7	3.7	3.8
Total sales	$346.2	$315.5	$175.2	$167.2

Operating income (loss):
Defense	$17.3	$9.3	$8.7	$4.8
Transportation systems	9.0	12.4	5.0	6.5
Corporate and other	(1.5)	(0.7)	(0.5)	(0.4)
Total operating income	$24.8	$21.0	$13.2	$10.9

Note 6 – Financing Arrangements

In February 2004, the Company entered into a one-year $60 million revolving line of credit arrangement with a group of U. S. banks.  As of March 31, 2004, the Company had $28 million outstanding under its committed line of credit in the U.S. at an interest rate of 2.0 percent. In addition, the Company had $13.6 million outstanding under short-term borrowing arrangements in the U.K. and New Zealand, which are payable on demand, at an average rate of 5.8 percent.

Note 7 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$3,344	$2,871	$1,646	$1,438
Interest cost	3,211	3,037	1,595	1,519
Expected return on plan assets	(3,007)	(2,495)	(1,493)	(1,248)
Amortization of:	—	—
Prior service cost	2	2	1	1
Actuarial (gain) loss	1,102	1,119	547	560
Administrative expenses	33	41	17	21
Net pension cost	$4,685	$4,575	$2,313	$2,291

Note 8 – Related Party Transaction

In 1992, the Company and a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable agreed that the Company would make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. In December 2003, the agreement was terminated and the Company became the sole owner and beneficiary of the policy. The Company agreed to reimburse the trust for premiums it paid on the policy if the policy should be sold by the Company for more than the cash value of the policy and to share with the trust any gain on the sale in proportion to premiums paid by each party. In April 2004, the Company reached substantial agreement to sell the policy to two unrelated parties. The net proceeds from the sale are expected to exceed $14 million, with more than 90 percent of the proceeds being retained by the Company and the remainder being returned to the trust as reimbursement for premiums paid and its share of the gain. The Company’s share of the gain on the sale is expected to be approximately $2 million after applicable income taxes and will be recorded in the quarter ending June 30, 2004.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement and virtual simulation systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

Cubic Transportation Systems develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multi-agency, multimodal transportation integration technologies and services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Consolidated Overview

Sales growth continued in the second quarter of the fiscal year, although at a slower pace than in the first quarter. Sales for the quarter ended March 31, 2004 were $175 million, an increase of 5 percent over sales of $167 million for the quarter ended March 31, 2003. Defense sales for the quarter increased over last year by 17 percent to $108 million from $92 million in the same quarter last year. Of this increase, approximately $7 million was from the Simulation Systems Division (SSD), formerly ECC International, the business acquired in September 2003. Transportation systems sales were $63 million for the quarter compared to $72 million in the second quarter last year, a decrease of 12 percent, as discussed in the transportation systems segment section following.

Sales for the first six months of the fiscal year were up by 10 percent over last year to $346 million, compared to $316 million. Defense segment sales increased by 22 percent to $212 million for the first half of fiscal 2004, compared to $174 million in 2003. Of this increase $14 million was from the new Simulation Systems Division. Transportation systems sales were $126 million, down from $134 million in the first half of last year, a decrease of 6 percent, as a result of the decrease in second quarter sales mentioned above.

Operating income for the second quarter was $13.2 million this year compared to $10.9 million last year, an increase of 21 percent. Defense operating income was much higher in the second quarter this year, while transportation systems operating income declined from last year primarily because of legal and other consulting costs of $1.5 million incurred in the second quarter this year in preparation for an arbitration hearing scheduled for later this year related to a dispute with a former subcontractor on the PRESTIGE contract. Net income in the second quarter was $8.3 million this year, or 31 cents per share, compared to $11.2 million last year, or 42 cents per share. Net income in the second quarter last year included a gain from the sale of real estate of approximately $3.7 million, after applicable income taxes, which amounted to 14 cents per share. Excluding this real estate gain, net income increased 11 percent over the comparable quarter last year.

Operating income for the first half of the year was up by 18 percent over last year to $24.8 million, compared to $21.0 million. Again, this increase was due to substantial improvement in defense operating income which was $17.3 million this year, up from $9.3 million in the first half of last year. Transportation operating income was $9.0 million this year, down from $12.4 million in the first half of last year, primarily due to legal and other consulting costs of $2.7 million incurred this year in preparation for the arbitration hearing mentioned above. Net income for the first half of the year was somewhat lower this year than last year due to the real estate gain realized last year. As described above, the real estate gain added 14 cents per share last year to the first half earnings. Excluding this gain, net income per share for the first half would have been 53 cents last year, compared to 59 cents this year, representing an 11 percent increase.

Selling, general and administrative (SG&A) expenses were higher than last year in the second quarter by $5.1 million and for the first half by $8.2 million. SG&A expenses for the first six months increased from 13.1 percent of sales last year to 14.3 percent this year. Higher SG&A expenses in the defense segment came primarily from SSD, which began to be consolidated with Cubic in the first quarter of fiscal 2004 and due to an increase in selling expenses incurred in pursuit of new business opportunities. In the transportation systems segment the SG&A expense increase came primarily from legal and other consulting costs of $2.7 million mentioned above.

Our projected effective tax rate for fiscal 2004 is 34 percent of pretax income and is reflected in the provision recorded for the first half of the year, compared to a provision of 33 percent recorded in the first half last year. This increase reflects the fact that more of our income in fiscal 2004 is expected to come from our U.S. businesses rather than from the U.K., where the corporate income tax rate is lower. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

As shown in the following table, defense segment sales increased to $108 million in the second fiscal quarter this year from $92 million in the comparable quarter last year. About $7 million of the increase resulted from the acquisition of SSD, with the remainder of the growth coming from our previously owned businesses. The communications and electronics business unit generated sales growth of 23 percent over the second quarter of last year due primarily to a contract we won last year to develop a common data link (CDL) for the U.S. Navy. During the quarter we successfully completed a design performance test and critical design review and received a $21 million production order under this contract.  Training systems sales were down by almost $11 million during the quarter compared to last year due to a decline in both air combat and laser engagement (MILES) system sales. Although we won a large new air combat training contract last year, activity on the contract has just begun while work on previous air combat training contracts has been winding down. We believe this is a short-term situation and that air combat training sales should increase over the next several quarters. Government services sales increased by nearly $25 million in the quarter compared to last year. The biggest single cause of this growth was a significant increase in training activity at the Joint Readiness Training Center in Louisiana related to the conflict in Iraq.

For the first six months of the fiscal year, defense sales were higher than last year by $38 million or 22 percent with $14 million of this increase coming from the newly acquired SSD division. Communications and electronics sales were up by nearly 27 percent and government services sales were up by 42 percent compared to the first six months of last year for the reasons identified above. Training systems sales were up only slightly for the six month period due to lower air combat training and MILES sales. MILES sales decreased in the first half from $25 million last year to $15 million this year. New orders totaling $24 million received late in the second quarter should help to boost MILES sales over the next few quarters. Overall training systems backlog increased from $267 million on September 30, 2003 to almost $312 million at March 31, 2004, which we expect to result in higher training systems sales in the second half of the fiscal year.

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
		(millions)
Defense Segment Sales
Communications and electronics	$32.5	$25.6	$17.0	$13.8
Training systems	78.4	77.0	31.9	42.7
Government services	101.5	71.4	59.5	35.3
	$212.4	$174.0	$108.4	$91.8

Defense Segment Operating Income
Communications and electronics	$4.7	$0.2	$2.5	$(1.6)
Training systems	7.7	5.1	2.5	4.4
Government services	4.9	4.0	3.7	2.0
	$17.3	$9.3	$8.7	$4.8

Operating income in the defense segment for the second quarter was up this year by more than 80 percent over the second quarter of fiscal 2003, to $8.7 million from $4.8 million. Higher operating income came from the communications and electronics business unit and the government services business unit. Communications and electronics operating income in 2003 had been impacted by a loss provision of $3 million recorded in the second quarter related to our investment in new communications technology for the Navy CDL contract mentioned above. In addition, communications and electronics operating income in the second quarter this year was bolstered by performance on another data link contract with a foreign customer. Government services operating income was higher for the second quarter this year because of the higher sales volume mentioned above. Training Systems operating income was lower in the second quarter this year than last year primarily because of the decrease in sales volume.

Operating income was higher than last year for the first six months in all three defense business units. Communications and electronics and government services operating income was higher for the same reasons identified above related to second quarter performance. Government services operating income for the six month period did not increase in proportion to the sales increase because of a customer’s exercise of a six-month contract extension option that was unfavorable to us. This contract has now been completed and no further losses are expected from it. Training systems operating income was higher for the first six months this year because of the completion in the first quarter of certain air combat training contracts with good profit margins and because of the addition of the SSD division.

Transportation Systems Segment

Transportation systems sales were down for the second quarter, compared to last year, from $72 million to $63 million. Sales from the PRESTIGE contract in London declined by nearly $20 million for the quarter compared to last year, as several major milestones on the project were completed in accordance with the plan for this program. Partially offsetting the decline in sales from this one contract was higher sales from other contracts in the U.S., the U.K. and Australia. We view this decrease in reliance on a single customer as a positive trend for the transportation segment. In addition, we anticipate additional orders from the PRESTIGE contract this year and for the next several years related to the rollout of the OysterTM card and other system enhancement opportunities. The long-term prospects for growth in the U.K. market remain very strong as well as for the European continent, North America and the Far East. Within the next nine months we plan to bid on well over $1 billion in transportation system opportunities in these regions.

For the first six months of the fiscal year transportation systems sales decreased 6 percent, from $134 million to $126 million. Sales from the PRESTIGE project were down nearly $30 million for the six month period for the reason mentioned above. All but $8 million of this expected decrease in PRESTIGE sales was replaced by higher sales from projects in the U.S., the U.K. and Australia.

Operating income in the transportation systems segment decreased to $5.0 million in the second quarter of fiscal 2004 from $6.5 million last year. This decrease can be attributed to legal and other consulting fees of $1.5 million incurred during the quarter in preparation for the arbitration hearing related to the subcontract dispute mentioned above. We expect these legal fees to continue through the end of the calendar year. Lower sales volume from the PRESTIGE project resulted in comparably lower operating profits, however, this was offset by higher sales volume and corresponding profits from U.K. service contracts and profits from a contract in the Far East, which is now completed.

Transportation systems operating income for the fist six months was $9.0 million this year compared to $12.4 million last year. Legal and consulting fees related to the arbitration hearing accounted for $2.7 million of the decrease. With sales from the PRESTIGE project down, operating profits were comparably lower, but as mentioned above, this was mostly offset by higher service contract profits and the completed contract in the Far East. Profit margins on certain contracts in North America have been unfavorably affected by our investment in the development of new software technologies for common fare collection solutions. These costs are being incurred in the performance of the contracts, but have exceeded our original estimates, thereby reducing the estimated profit margins on these contracts. Although the impact of this situation is not dramatic, it may continue to limit profit margins on these contracts for several quarters.

Backlog

As reflected in the table below, funded and total backlog increased during the first half of the year with the increases coming from both segments. New contract awards pushed backlog up to a new all-time high for Cubic. Due to the numerous opportunities available in our markets at this time, we believe that the trend of increased backlog should continue through our fiscal year end and beyond.

	March 31, 2004	September 30, 2003
	(in millions)
Total backlog
Transportation systems	$809.5	$761.9
Defense
Communications and electronics	74.6	68.8
Training systems	311.6	267.3
Government services	394.4	406.9
Total defense	780.6	743.0
Total	$1,590.1	$1,504.9

Funded backlog
Transportation systems	$809.5	$620.2
Defense
Communications and electronics	74.6	68.8
Training systems	311.6	267.3
Government services	82.2	52.0
Total defense	468.4	388.1
Total	$1,277.9	$1,008.3

Due to the completion during the quarter ended March 31, 2004 of all major PRESTIGE milestones related to the initial system installation phase of the contract, the final five years of the seventeen year contract were reclassified from unfunded to funded backlog. This change had no impact on total backlog. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

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

New Accounting Pronouncements

Revised FASB Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities,” was issued in December 2003 and became effective in the quarter ended March 31, 2004. To date, we have not invested in any variable interest entities for which the Company is the primary beneficiary and, therefore, we have concluded that the adoption of FIN 46-R had no impact on our financial position or results of operations.

Liquidity and Capital Resources

Cash flows from operations were negative for the quarter by $18 million due primarily to growth in accounts receivable. One cause of this growth was a defense customer payment of approximately $12 million that was due to be paid in March but was delayed for administrative reasons until early April, when it was paid.

Transportation systems accounts receivable grew during the quarter, resulting in negative cash flows, because of delays in meeting payment milestones on several North American contracts. We expect this situation to improve in the remaining two quarters of fiscal 2004 as we reach certain payment milestones which should trigger payments from the customers this year. If these payments are received when anticipated, positive cash flows from the transportation segment in the second half should exceed the negative cash flows experienced in the first half of the year. Foreign currency translation also caused accounts receivable to grow by $2 million in the second quarter and $9 million for the first half of the year. Although these adjustments impacted the accounts receivable balance, they had no impact on cash flows.

During the second quarter investing activities consisted of $1.7 million of capital expenditures. Financing activities included borrowing a net $22.3 million for the quarter on a short-term basis for working capital needs and a dividend payment of $1.9 million.

During the second quarter we finalized arrangements for a committed short-term credit facility for working capital needs from a group of financial institutions, aggregating $60 million. As of March 31, 2004, $28 million of this amount was used, leaving $32 million available. Subsequent to March 31, 2004 through the date of this report, cash flows from operations have been positive, enabling us to repay $15 million of the short-term borrowings in the U.S. and $6 million in the U.K.

Accumulated Other Comprehensive Income (Loss) improved by $2 million in the second quarter primarily because of favorable foreign currency translation adjustments. This brings the balance of Accumulated Other Comprehensive Income up to $8 million as of March 31, 2004.

Our financial condition remains strong with working capital of $188 million and a current ratio of 2.0 to 1 at March 31, 2004. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 10, 2004.  Matters voted upon were (1) election of directors, and (2) the ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

Director	For	Against	Withheld
Walter J. Zable	23,556,681	—	2,029,086
Walter C. Zable	21,323,904	—	4,261,863
Dr. Richard C. Atkinson	21,478,586	—	4,107,181
Robert T. Managan	23,837,344	—	1,748,423
Raymond E. Peet	23,839,582	—	1,746,185
William W. Boyle	23,560,595	—	2,025,172
Raymond L. DeKozan	23,809,213	—	1,776,554

2. Ratification of Independent Auditors	25,005,527	565,350	14,890

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description
15 —	Independent Accountants’ Review Report
31.1 —	Certification of CEO
31.2 —	Certification of CFO
32.1 —	CEO and CFO Certification

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date: May 5, 2004	/s/ W. W. Boyle
W. W. Boyle
Vice President and CFO

Date: May 5, 2004	/s/ T. A. Baz
T. A. Baz
Vice President and Controller