Form 10-Q
period 2004-06-30
CUBIC CORP /DE/
filed 2004-08-04
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Yes ☒  No ☐

As of July 26, 2004, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Sales	$537,045	$473,463	$190,829	$157,950

Costs and expenses:
Cost of sales	417,615	372,047	147,703	121,973
Selling, general and administrative expenses	76,432	63,249	26,821	21,869
Research and development	3,214	3,852	1,306	818
	497,261	439,148	175,830	144,660
Operating income	39,784	34,315	14,999	13,290

Other income (expenses)
Gain on sale of real estate	—	8,426	—	2,236
Gain on sale of insurance policy	4,237	—	4,237	—
Interest expense	(3,347)	(2,775)	(1,115)	(906)
Other income	1,630	1,879	297	409
Income before income taxes	42,304	41,845	18,418	15,029

Income taxes	14,800	13,800	6,700	4,900

Net income	$27,504	$28,045	$11,718	$10,129

Net income per share	$1.03	$1.05	$0.44	$0.38

Dividends per common share	$0.07	$0.07	$—	$—

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$30,091	$22,370
Marketable securities, available-for-sale	—	2,994
Accounts receivable	277,005	251,021
Inventories	27,596	24,922
Deferred income taxes and other current assets	26,179	26,963
Total current assets	360,871	328,270

Long-term contract receivables	47,900	29,200
Property, plant and equipment - net	52,998	52,272
Goodwill	35,472	33,311
Other assets	8,684	17,173
	$505,925	$460,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,277	$6,254
Trade accounts payable	24,814	25,222
Customer advances	46,087	40,422
Other current liabilities	44,325	49,594
Accrued pension liability	20,366	22,669
Income taxes payable	7,872	6,064
Current portion of long-term debt	6,062	1,429
Total current liabilities	158,803	151,654

Long-term debt	50,257	47,142
Deferred compensation	6,205	6,138

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	305,379	279,746
Accumulated other comprehensive income (loss)	8,990	(745)
Treasury stock at cost	(36,066)	(36,066)
	290,660	255,292
	$505,925	$460,226

Note: The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$27,504	$28,045	$11,718	$10,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,191	5,025	2,073	1,779
Gain on sale of insurance policy / real estate	(4,237)	(8,426)	(4,237)	(2,236)
Changes in operating assets and liabilities	(37,070)	(32,320)	22,925	21,339
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,612)	(7,676)	32,479	31,011

Investing Activities:
Net additions to property, plant and equipment	(5,258)	(7,288)	(1,909)	(1,371)
Proceeds from sale of insurance policy / real estate	13,337	11,998	13,337	4,990
Acquisition net of cash acquired	(4,934)	—	—	—
Proceeds from sale of marketable securities	3,021	—	—	—
Other items - net	—	(15)	—	(14)
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,166	4,695	11,428	3,605

Financing Activities:
Change in short-term borrowings, net	2,644	—	(32,007)	(5,142)
Long-term borrowings	9,026	—	—	—
Principal payment on long-term borrowings	(1,745)	(1,429)	(317)	—
Dividends paid	(1,871)	(1,871)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,054	(3,300)	(32,324)	(5,142)

Effect of exchange rates on cash	1,113	1,053	948	225

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,721	(5,228)	12,531	29,699

Cash and cash equivalents at the beginning of the period	22,370	78,656	17,560	43,729

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$30,091	$73,428	$30,091	$73,428

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2004

Note 1 – Basis for Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30, 2004	September 30, 2003
Trade and other receivables	$7,568	$11,476
Long-term contracts:
Billed	68,759	67,785
Unbilled	249,399	202,013
Allowance for doubtful accounts	(821)	(1,053)
Total accounts receivable	324,905	280,221
Less estimated amount not currently due	(47,900)	(29,200)
Current accounts receivable	$277,005	$251,021

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2004. This amount relates primarily to the PRESTIGE contract in the United Kingdom.

Inventories consist of the following (in thousands):

	June 30, 2004	September 30, 2003
Finished products	$565	$593
Work in process	18,946	12,300
Raw material and purchased parts	8,085	12,029
Total inventories	$27,596	$24,922

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2004 are as follows:

	Transportation Segment	Defense Segment	Total
	(in thousands)

Balances October 1, 2003	$7,144	$26,167	$33,311
Foreign currency exchange rate changes	695	100	795
Purchase price allocation adjustments for ECC acquisition	—	1,366	1,366

Balances June 30, 2004	$7,839	$27,633	$35,472

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income	$27,504	$28,045	$11,718	$10,129
Foreign currency translation adjustments	9,224	6,082	189	3,997
Reclassification adjustment for gain on sale of marketable securities included in net income	(160)	—	—	—
Unrealized holding gain on marketable securities during the period	—	27	—	25
Net unrealized gains from cash flow hedges	670	—	572	—
Comprehensive income	$37,238	$34,154	$12,479	$14,151

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Sales:
Defense	$325.1	$267.9	$112.7	$93.9
Transportation systems	200.4	194.1	74.2	60.3
Corporate and other	11.5	11.5	3.9	3.8
Total sales	$537.0	$473.5	$190.8	$158.0

Operating income (loss):
Defense	$26.2	$15.5	$8.9	$6.2
Transportation systems	15.8	19.6	6.8	7.2
Corporate and other	(2.2)	(0.8)	(0.7)	(0.1)
Total operating income	$39.8	$34.3	$15.0	$13.3

Note 5 – Financing Arrangements

In February 2004, the Company entered into a one-year $60 million revolving line of credit arrangement with a group of U. S. banks.  As of June 30, 2004, the Company had repaid all amounts under this borrowing arrangement and under its short-term borrowing arrangement in the U.K. At June 30, 2004, the Company had $9.3 million outstanding under a short-term borrowing arrangement in New Zealand, which is payable on demand, at a rate of 6.9%.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$5,038	$4,307	$1,694	$1,436
Interest cost	4,825	4,556	1,614	1,519
Expected return on plan assets	(4,518)	(3,743)	(1,511)	(1,248)
Amortization of:	—	—
Prior service cost	3	3	1	1
Actuarial (gain) loss	1,302	1,679	200	560
Administrative expenses	50	62	17	21
Net pension cost	$6,700	$6,864	$2,015	$2,289

Note 7 – Related Party Transaction

In 1992, the Company and a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable agreed that the Company would make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. In December 2003, the agreement was terminated and the Company became the sole owner and beneficiary of the policy. The Company agreed to reimburse the trust for premiums it paid on the policy if the policy should be sold by the Company for more than the cash value of the policy and to share with the trust any gain on the sale in proportion to premiums paid by each party. During the quarter ended June 30, 2004, the Company sold the policy to two unrelated parties for approximately $14.5 million, net of broker commissions. Of this amount $1.2 million was paid to the Zable family trust as reimbursement for premiums paid and its proportional share of the gain on the sale. The remainder of the proceeds, totaling $13.3 million was retained by the Company, generating a gain on the sale of $4.2 million, before applicable income taxes. Due to a different tax basis in the policy than book basis, applicable income taxes are estimated to be approximately $2.1 million, yielding a net gain after taxes of $2.1 million.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicle and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement and virtual simulation systems; and precision gunnery solutions. Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

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

Consolidated Overview

Since our operating cycle is long-term and involves many types of development and production contracts with varying delivery schedules and service contracts with varying levels of effort, the results of operations for a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results should be viewed in this context.

Sales for the third quarter of fiscal 2004 were $191 million, an increase of 21% over the third quarter of 2003, when sales were $158 million. For the first nine months of fiscal 2004, sales were $537 million compared to $474 million last year, an increase of 13%. The sales increases for the quarter and the nine-month period came from both the defense and transportation segments, with the majority coming from defense. See the segment discussions following for further details.

Operating income for the third quarter was $15.0 million this year compared to $13.3 million last year, an increase of 13%. Operating income for the first nine months of the year was up by 16% over last year to $39.8 million, compared to $34.3 million. Defense operating income was significantly higher in the third quarter and for the first nine months this year. Transportation systems operating income declined from last year for the quarter and the first nine months because of legal and consulting costs of $1.9 million and $4.7 million incurred this year in the third quarter and nine-month period, respectively. These costs were incurred in preparation for an arbitration hearing scheduled for later this year, related to a dispute with a former subcontractor on the PRESTIGE contract. See the segment discussions following for further details.

Net income in the third quarter was $11.7 million this year, or 44 cents per share, compared to $10.1 million last year, or 38 cents per share. Net income for the first nine months of this year was $27.5 million, or $1.03 per share, compared to $28.0 million, or $1.05 per share, last year. Net income in the third quarter this year included a gain from the sale of a life insurance policy of approximately $2.1 million, after applicable income taxes, which amounted to 8 cents per share. Gains on the sale of real estate in both the second and third quarters last year added approximately $5.3 million, or 20 cents per share, to earnings in the first nine months, and $1.6 million, or 6 cents per share, in the third quarter

Selling, general and administrative (SG&A) expenses were higher than last year for the first nine months by $13.2 million and increased from 13.3% of sales last year to 14.2% this year. Higher SG&A expenses in the defense segment came primarily from the Simulation Systems Division (SSD), formerly ECC International, the business acquired in September 2003 and due to an increase in selling expenses incurred in pursuit of new business opportunities. In the transportation systems segment the SG&A expense increase came primarily from the legal and consulting costs of $4.7 million mentioned above. Without these additional legal and consulting costs, SG&A as a percentage of sales would have been 13.4% for the first nine months of fiscal 2004.

Our projected effective tax rate for fiscal 2004 is 35% of pretax income and is reflected in the provision recorded for the first nine months of the year, compared to a provision of 33% recorded for the same period last year. The increase in the projected rate for fiscal 2004 resulted primarily from the gain on the sale of the insurance policy mentioned above, because the gain for tax purposes is higher than the book gain. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Defense Segment Sales
Communications and electronics	$47.0	$38.1	$14.5	$12.5
Training systems	127.2	120.1	48.8	43.1
Government services	150.9	109.7	49.4	38.3
	$325.1	$267.9	$112.7	$93.9

Defense Segment Operating Income
Communications and electronics	$5.8	$1.5	$1.1	$1.3
Training systems	11.5	8.4	3.8	3.3
Government services	8.9	5.6	4.0	1.6
	$26.2	$15.5	$8.9	$6.2

As shown in the foregoing table, defense segment sales increased to $113 million in the third fiscal quarter this year from $94 million in the comparable quarter last year, a 20% increase. Nearly $14 million of the increase came from the Simulation Systems Division (SSD), formerly ECC International, the business acquired in September 2003. The remainder of the growth came from our previously owned businesses. Communications and electronics business unit sales were higher in the third quarter because of a contract we won last year to develop a common data link (CDL) for the U.S. Navy. Training systems sales were higher during the third quarter compared to last year because of the addition of SSD. Although air combat training sales increased modestly from the second quarter of this year, they continued to be lower than last year as activity on the major new air combat training contract won last year is still in the early stages. MILES (Multiple Integrated Laser Engagement System) sales for the quarter were also lower than last year, but increased over the second quarter of this year. Government services sales increased by approximately $11 million in the quarter compared to last year. This growth came from several service contracts which were either added within the past year or generated a higher level of sales this year because of an increase in the scope of work.

For the first nine months of the fiscal year, defense sales were higher than last year by $57 million or 21% with nearly $28 million of this increase coming from the newly acquired SSD. Communications and electronics sales were up by 24% and government services sales were up by 37% compared to the first nine months of last year for the reasons identified above. One particular service contract at the Joint Readiness Training Center in Louisiana, generated $27 million of the $41 million growth in government services sales for the first nine months of the year, related to the conflict in Iraq. The sales volume from this contact returned to a more normal level in the third quarter after having reached a peak in the second quarter. Future sales volume from this contract will depend on customer requirements which are yet to be determined. Training systems sales were up by 6% for the nine-month period due to the SSD acquisition. However, lower air combat training and MILES sales limited the growth of this business unit in the short term. MILES sales decreased in the first nine months of the year from $39 million last year to $25 million this year.

Operating income in the defense segment for the third quarter was $8.9 million compared to $6.2 million last year, an increase of 44%. Higher operating income came from the training systems business unit and the government services business unit. Training systems operating profits increased proportional to the increase in sales volume, with the increase coming primarily from the Simulation Systems Division. Government services operating income was higher for the third quarter this year because of the higher sales volume and because of a loss recorded in the third quarter last year on one operations and maintenance (O&M) contract. Communications and electronics operating income was down slightly from last year on higher sales volume because the sales growth came from the CDL contract which was bid with no profit margin during the development and early production phases of the contract.

Operating income was higher than last year for the first nine months in all three defense business units. Communications and electronics operating income in 2003 had been impacted by a loss provision of $3 million recorded in the second quarter related to our investment in new communications technology for the Navy CDL contract. In addition, communications and electronics operating income in the second quarter this year was bolstered by performance on another data link contract with a foreign customer. Government services operating income for the nine-month period increased in proportion to the sales increase and was also helped by better performance from the O&M business in the third quarter, as mentioned above. Training systems operating income was higher for the first nine months this year because of the completion in the first quarter of certain foreign combat training contracts with good profit margins and because of the addition of SSD.

Transportation Systems Segment

Transportation systems sales were up in the third quarter to $74 million compared to $60 million last year, an increase of 23%. This was despite sales from the PRESTIGE contract in London that were $5 million lower for the quarter than last year, as activity on the project has declined in accordance with the plan for this program. We continue to anticipate additional orders from the PRESTIGE contract this year and for the next several years related to the rollout of the OysterTM card and other system enhancement opportunities. More than offsetting the decline in sales from this contract were higher sales from other contracts in the U.S., the U.K. and Australia. The long-term prospects for growth in our transportation business continue to be good. We have bid or plan to bid in the near term on well over $1 billion in transportation system opportunities in North America, the European continent, and the Far East. The outlook for transportation systems in the next year will be impacted by the timing and outcome of these new contract awards.

For the first nine months of the fiscal year transportation systems sales increased 3%, from $194 million to $200 million. Sales from the PRESTIGE project were down by $35 million for the nine month period, as mentioned above. This expected decrease in PRESTIGE sales was more than offset by higher sales from projects in the U.S., the U.K. and Australia.

Operating income in the transportation systems segment decreased to $6.8 million in the third quarter of fiscal 2004 from $7.2 million in the comparable period last year. Included in the 2004 third quarter operating results were legal and other consulting fees of $1.9 million incurred in preparation for the arbitration hearing related to the subcontract dispute mentioned above. We expect these legal fees to continue through at least the end of the calendar year. Lower sales volume from the PRESTIGE project during the quarter resulted in comparably lower operating income from this contract. In addition, profit margins on certain contracts in North America were unfavorably affected by our investment in the development of new software technologies for common fare collection solutions and the difficulties inherent in the integration of these new technologies into actual fare collection systems. Although no further growth in these costs is anticipated, profit margins on these contracts will continue to be low. Contracts in Europe and the Far East generated higher operating income in the quarter which more than offset the lower operating income from PRESTIGE and the North American contracts.

Transportation systems operating income for the first nine months was $15.8 million this year compared to $19.6 million last year. These operating results include legal and consulting fees related to the arbitration hearing of $4.7 million incurred this year. In addition, with sales from the PRESTIGE project down, operating profits from this contract were also lower than last year. Just as in the third quarter, profit margins in the first nine months of the fiscal year have been lower in North America but higher in Europe and the Far East than for the comparable period last year.

Backlog

As reflected in the table below, funded backlog increased during the first nine months of the year in both segments while total backlog remained essentially the same. We believe backlog should increase as a result of the numerous opportunities available in our markets at this time, but this will depend on the timing and outcome of contract awards.

	June 30, 2004	September 30, 2003
	(in millions)
Total backlog
Transportation systems	$760.5	$761.9
Defense
Communications and electronics	66.5	68.8
Training systems	294.4	267.3
Government services	369.4	406.9
Total defense	730.3	743.0
Total	$1,490.8	$1,504.9

Funded backlog
Transportation systems	$760.5	$620.2
Defense
Communications and electronics	66.5	68.8
Training systems	294.4	267.3
Government services	78.4	52.0
Total defense	439.3	388.1
Total	$1,199.8	$1,008.3

The difference between total backlog and funded backlog represents options under multiyear defense service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised, nor are indefinite delivery, indefinite quantity (IDIQ) contracts until an order is received.

Liquidity and Capital Resources

During the fiscal third quarter, we generated positive cash flows of $32 million from operations in addition to $13 million from the sale of a life insurance policy.

The positive cash flows from operations for the quarter were nearly evenly divided between the defense and transportation segments and were generated by our earnings, adjusted for non-cash items such as depreciation and amortization, and a $15 million reduction in accounts receivable. Year-to-date cash flows from the defense segment were positive while transportation systems operating cash flows were negative, primarily due to delays in meeting contract payment milestones. We expect cash flows from the transportation segment to continue to be positive in the fourth quarter as we reach certain payment milestones which should trigger payments from the customers this year.

Foreign currency translation caused accounts receivable to grow by $10 million in the first nine months of the year. Although these adjustments impacted the accounts receivable balance, they had no impact on cash flows.

As mentioned previously, we sold an insurance policy and received proceeds of $13.3 million during the third quarter. This amount is included in investing activities on the cash flow statement. Investing activities during the quarter also included $1.9 million of capital expenditures. Cash generated by operating activities during the quarter was primarily used to repay short-term borrowings, which is reflected in the financing section of the Statement of Cash Flows.

Our financial condition remains strong with working capital of $202 million and a current ratio of 2.3 to 1 at June 30, 2004. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date: August 3, 2004	/s/ W. W. Boyle
W. W. Boyle
Vice President and CFO

Date: August 3, 2004	/s/ T. A. Baz
T. A. Baz
Vice President and Controller