Form 10-K
period 2004-09-30
CUBIC CORP /DE/
filed 2004-12-09
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

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

Yes ☒     No ☐

The aggregate market value of 16,029,954 shares of voting stock held by non-affiliates of the registrant is: $408,763,800 as of November 15, 2004, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 15, 2004 including shares held by affiliates is: 26,719,845 (after deducting 8,944,884 shares held as treasury stock).

Parts I and III incorporate information by reference from the Registrant’s definitive proxy statement which will be filed no later than 120 days after the close of the Registrant’s year-end, and no later than 30 days prior to the Annual Shareholders’ Meeting.

PART I

Item 1.  BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic” or “the Company”), was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, the Company moved its corporate domicile to the State of Delaware.

We design, develop, manufacture and install products which are mainly electronic in nature, such as:

Equipment for use in customized military range instrumentation, training and applications systems, simulators, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.

Automated revenue collection systems, including contactless smart cards, passenger gates, central computer systems and ticket vending machines for mass transit networks, including rail systems, buses, and parking lots.

We also perform a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance. We manufacture replacement parts for the products we produce.  In addition, we operate a corrugated paper converting facility through our subsidiary, Consolidated Converting Company.

Our sales continued the growth pattern of recent years through both strategic acquisitions and by key contract wins in the defense and transportation systems segments. We diversified our offering of defense training products through an acquisition made in September 2003 and continued the growth of our government services business. Although transportation systems sales leveled off in 2004 because of the completion of the initial phase of the fare collection system in London, the segment grew in other markets and decreased its reliance on a single customer. We achieved the highest level of net income in our history in fiscal 2004 due to significant operating profit improvements in the defense segment and continued strong operating profits in the transportation systems segment.

During fiscal year 2004, approximately 50% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

Cubic’s internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. We make available free of charge on or through our Internet website under the heading “Investor Information,” our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 11 to the Consolidated Financial Statements for the year ended September 30, 2004. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

DEFENSE

Cubic’s defense business segment operates as the Cubic Defense Applications (CDA) group consisting of three market-focused business units: Training Systems, Mission Support, and Communications & Electronics.  Our products include customized military range instrumentation systems, tactical engagement simulation systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.  Our services include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, and field operations and maintenance.  We market our capabilities directly to various US government departments and agencies and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

Training Systems

Our Training Systems Business Unit (TSBU) is a pioneer and market leader in the design and production of instrumented training systems for military customers.  These systems generally permit live training in air and land combat environments, with weapons and other effects simulated by electronic and/or laser technology.  The systems also enable the collection (based on Global Positioning System technology) and analysis of behavior and event data for determination of combat effectiveness and lessons learned.  As such, the systems generally have a high degree of communications and software sophistication.

TSBU’s business is organized into Air Combat Training, Land Combat Training, Tactical Engagement Simulation, and Simulation Systems.  In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery, indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the US Air Force, Navy and Marine Corps.  The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment.  Many other nations employ Cubic’s ACMI systems.

TSBU’s Land Combat Training involves systems analogous to air ranges for ground force training.  TSBU provided turnkey systems to instrument two of the three US Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC).  The group also built ranges in recent years, in the UK and Canada, for the British Army.  The TSBU is currently working on similar land combat training centers for Canada, Australia and in the Middle East. To meet new customer demand for mobile instrumented training, TSBU has also developed a transportable, deployable system, known as IHITS, now being fielded by the US Army.

Laser-based Tactical Engagement Simulation systems, generally known as MILES (Multiple Integrated Laser Engagement Simulators), are used at combat training centers (CTC) and in other training environments to permit weapons to be used realistically, registering hits or kills, without live ammunition.  TSBU supplies MILES equipment as part of CTC contracts and as an independent product line.  Cubic MILES systems are being heavily utilized by US Army and Marine Corps forces, as well as Air Force security forces, other US agencies and many international customers.  We produce MILES equipment in the US and at our New Zealand-based subsidiary, Oscmar International.

TSBU’s newest division, Simulation Systems, is the result of acquiring ECC International Corporation at the end of fiscal 2003.  Simulation Systems Division (SSD) produces virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate actual battlefield or other environments.

Mission Support

CDA’s Mission Support Business Unit (MSBU), along with the separate Analysis & Learning Technology Division (ALTD), is a leading provider of tactical knowledge-based services to the US Government and allied nations, with an emphasis on military training.  Our mission support business consists of nearly 3,100 people located in various places throughout the world.  Our personnel serve with their clients in their actual environment and prepare forces through comprehensive training, education and exercises to meet the full scope of their missions, from large scale combat operations, to special operations, peacekeeping or humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (live and computer-based) as final preparation of forces prior to their deployment to mission areas.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.  US government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, MSBU/ALTD are viewed as premier service providers and formidable competitors.  We typically compete as prime contractors to the government, but also team with other companies depending on the skills required.  Much of our early work centered on battle command simulation and training, in which military commanders are taught to make correct decisions in battle situations.  More recently, the business base has broadened to include live training support, distance learning, weapons effects modeling, intelligence analysis and military force modernization.

Our programs include providing mission support services to two of the Army’s major CTCs, JRTC, as prime contractor, and the National Training Center (NTC), as a subcontractor.  These services include planning, executing and documenting large scale exercises aimed at stressing US forces in situations as close to actual combat as possible.

At US Joint Forces Command, Cubic supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC).  On the Marine Air Ground Task Force Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to US Marine forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all USMC simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations.

Cubic initiated and has continued to operate the Korea Battle Simulation Centers (KBSC) since their inception in 1991.  KBSC prepares US forces in Korea to deal with situations which may develop in their area of responsibility and includes the world’s largest and most complex training exercise, the annual ULCHI FOCUS LENS.

At the US Army I Corps Battle Simulation Center, Cubic provides all technical and operational expertise necessary to support worldwide training, exercises, evaluations and mission rehearsals for I Corps active and reserve component units, the new Stryker brigades, other services and joint organizations.

Cubic supports the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive weapons.  Cubic supports DTRA with modeling and simulations to assess and predict the effects of such weapons in combat and other environments, as well as the training of US forces, first responders, and other users of DTRA products.

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

In addition to providing contractor logistics support for CDA’s product divisions, MSBU’s Worldwide Technical Services Division operates and maintains a wide variety of flight simulation and other facilities worldwide for US forces under multiple long-term contracts.

Communications & Electronics

Our Communications and Electronics Business Unit (CEBU) is a supplier of secure data links, intelligence receivers, high power RF amplifiers and search and rescue avionics systems to the US military, other agencies and allied nations.  CEBU’s products support the strong military trend toward network-centric warfare and modernization initiatives.  The unit has long supplied the air/ground secure data link for the US Army/Air Force Joint STARS system and supplies the principal datalink for the United Kingdom’s ASTOR program.  Capitalizing on a multiyear internal R&D program, CEBU won a competitive contract in fiscal 2003 to develop and produce the next-generation Common Data Link Subsystem (CDLS) for the US Navy.  CDLS is planned for installation on major surface ships of the US fleet.  Smaller, tactical versions of our Common Data Link are strong candidates for new military platforms, such as Unmanned Aerial Vehicles (UAV), which require high performance in a small package.  In 2004 the business unit was selected to participate in the United Kingdom’s new Watchkeeper UAV program.

CEBU’s Personnel Locator System (PLS) is standard equipment on US aircraft with a search-rescue mission.  We received initial orders for an upgraded PLS which has been redesigned to interface with all modern search and rescue system standards, thus positioning us for major platform upgrades expected over the next few years.

CEBU has also begun to successfully leverage its communications products portfolio to move into larger subsystem and system level programs in the areas of communications intercept and jamming (Electronic Warfare) and communications intelligence.  We have been awarded contracts by the US Navy and intelligence services for the initial development of these systems which could evolve to production contracts and potentially lead to new opportunities within these services.

Raw Materials:

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products.  A significant portion of the segment’s end product is composed of purchased electronic components and subcontracted parts and supplies. These items are primarily procured from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the defense segment at September 30, 2004 was $452 million compared to $388 million at September 30, 2003.  Total backlog, including unfunded or unexercised customer orders, was $756 million at September 30, 2004 compared to $743 million at September 30, 2003. Approximately $465 million of the September 30, 2004 total backlog is not expected to be completed by September 30, 2005.

Competition:

CDA’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  In many cases, we have also teamed with these same companies on specific bid opportunities.  Well known CDA competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications and SAIC.  While CDA is generally smaller than its competition, we believe our competitive advantages include past performance, incumbent relationships and the ability to rapidly focus technology and innovation to solve customer problems.

Competition also exists among projects for funding in the defense budget.  While the US defense budget has seen above average increases in recent years, long-term growth will only occur in those segments which offer very high payoff and are consistent with warfighting priorities.  The US defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems which rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  Cubic’s training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

TRANSPORTATION SYSTEMS

Cubic Transportation Systems is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of services and systems solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, Cubic designs, develops and manufactures its own technology components, such as smart card readers, magnetic ticket transports, and controller boards, for use within its suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, the transportation segment has been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, New York / New Jersey region, Washington, D.C. / Baltimore / Virginia region, Los Angeles region, San Diego region, San Francisco, Minneapolis/St. Paul, Chicago, Houston, Atlanta, South Florida, Vancouver and Edmonton, Canada, Brisbane, Australia, and Scandinavia.

These programs provide a solid base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a joint venture company in which Cubic has a 37.5% ownership, was awarded a contract called “PRESTIGE” to privatize the London Transport fare collection system.  This 17-year contract, now in its seventh year, is the largest automated fare collection contract ever awarded.  Our share of the work, including all options exercised to date, exceeds $800 million over the 17-year life of the contract.

Industry Overview

Transport agencies, particularly those based in the US, rely heavily on federal, state and local government for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems.  The average lifecycle for fare collection systems is 12 to 15 years.  Procurements tend to follow a long and strict competitive bid process where the lowest price bid typically wins.

The automated fare collection business is a niche market able to sustain only a relatively few number of suppliers.  Because of the long life expectancy of these systems and only a few companies able to supply them, there is fierce competition to win these jobs, often resulting in low initial contract profitability.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system as well as interoperability of multiple operators within a single networked system.  As such, there is a growing trend for regional ticketing systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional smart card.  There is an emerging trend for other applications to be added to these regional systems to expand the utility of the smart card, offering higher value and incentives to the end users and lowering costs and creating new revenue streams for the regional system operators.  As a result, these regional systems have created opportunities for new levels of systems support and services including call center support, smart card production and distribution, financial clearing and settlement and multi-application support.  In some cases, operators are choosing to outsource the capital development, ongoing operations and commercialization of these regional ticketing systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long-term.

Raw Materials:

Raw materials used in this segment include sheet steel, composite products, copper electrical wire and castings. A significant portion of the segment’s end product is composed of purchased electronic components and subcontracted parts and supplies. All of these items are procured from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the transportation systems segment at September 30, 2004 was $734 million compared to $620 million at September 30, 2003.  Total backlog, including unfunded or unexercised customer orders, was $734 million at September 30, 2004 compared to $762 million at September 30, 2003. Approximately $496 million of the September 30, 2004 total backlog is not expected to be completed by September 30, 2005.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such foreign competitors as Thales, Ascom, Scheidt & Bachmann and ERG.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, it is common practice to form consortiums that include, in addition to the fare collection companies noted above, telecommunications, consulting and computer services companies including T-Systems, Siemens, Accenture, Metropolitan Transit Railway Corporation, Control Data Corporation, Computer Sciences Corporation and EDS.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

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

Backlog:

Consolidated Converting Company had little sales backlog at September 30, 2004 and 2003. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of long-term contracts.

Competition:

This business competes with concerns of varying size, including some very large companies. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since the market for this subsidiary’s products is subject to rapidly changing competitive conditions.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to build on our position with US and foreign governments as the leading full spectrum supplier of training systems and mission support services, grow our niche position as a supplier of network-centric technologies for communications systems and products, and maintain our position as the number one provider of integrated intermodal regional transit fare collection systems to transit authorities worldwide. Our strategies to achieve these objectives include:

Leverage Long-Term Relationships

We seek to maintain long-term relationships with our customers through repeat business by continuing to achieve high levels of performance on our existing contracts.  By achieving this goal we can leverage our returns through repeat business with existing customers and expand our presence in the market through sales of similar systems at “good value” to additional customers.

An example of this in our defense segment is the recent competitive award of a contract to provide the next generation US air combat training systems for the next 10 years.  Since pioneering this technology in the 1970’s we have played a significant role in developing this key training technology for US and foreign militaries.  Our earlier air combat training work gave us the credibility and much of the technology to diversify into providing similar capability for ground forces and to accelerate the expansion of our training service offerings.

In our transportation segment we have had a relationship with the Washington Metropolitan Area Transportation Authority (WMATA) for 30 years, since we first implemented their magnetic ticketing system, and have over the years installed a complete back office system and over 4,000 pieces of equipment.  In 1999, we upgraded their system with SmarTrip®, the first contactless smart card implementation in the US and have since added other applications such as parking, security access and prepaid transit benefits to the system.  We are currently rolling out the SmarTrip® system to 1,600 WMATA buses, to over 2,000 buses throughout the Baltimore and Northern Virginia region and to the regional rail system.  We are also supplying a point-of-sale distribution network and upgrading the central computer system to offer region-wide services and to interface to a third party operated customer service center. Similarly we are regionalizing integrated fare collection systems in London, New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 50% of our sales are directly or indirectly to the US government, however, this represents a wide variety of product and service sales to many different US government agencies. While as much as 15% of our sales in recent years came from the PRESTIGE contract in London, its share of total sales decreased to less than 7% in 2004. While the London area is still one of our strongest markets for transportation systems we believe the decreased reliance on a single customer is a positive trend for the transportation systems segment.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 41% of our sales revenue in 2004 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

Through selective strategic acquisitions we seek to expand our customer base, broaden our technical solutions, gain staffing resources and leverage our entry into related new markets. In September 2003 we acquired ECC International, which expanded our presence in the training market by adding virtual training, which complements our existing focus on live and constructive training. In August 2004 we made a small but strategic acquisition of a company named Traf-Park for $2.4 million, which expands our product offerings in transportation, to include parking systems for large regional transit authorities.

OTHER MATTERS

We pursue a policy of seeking patent protection for our products, where deemed advisable, but do not regard ourselves as materially dependent on our patents for the maintenance of our competitive position.

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

The cost of Company sponsored research and development (R&D) activities was $5.5 million, $4.8 million, $8.4 million in 2004, 2003, 2002, respectively. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required product development activity increased in 2004 to $51 million, compared to $46 million and $41 million in 2003 and 2002, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 5,700 persons at September 30, 2004.

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

Our sales from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total sales in fiscal year 2004.  Although government agencies are subject to common budgetary pressures and other factors, many of our government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our sales, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts or could otherwise materially harm our business, prospects, financial condition or results of operations include:

•                  re-allocation of government resources as the result of actual or threatened terrorism or hostile activities;

•                  budget constraints affecting government spending generally, or specific departments or agencies such as US or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

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

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  As an example, the US defense and intelligence budgets generally, and spending in specific agencies with which we work, such as the Department of Defense, have declined from time to time for extended periods since the mid-1980s, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the US government has recently increased, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

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

•                  cancel or delay existing multiyear contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;

•                  decline to exercise an option to extend an existing multiyear contract; and

•                  claim rights in technologies and systems invented, developed or produced by us.

Most US government agencies can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination.  If an agency terminates a contract with us for default, we are denied any recovery, and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source.  We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

•                  the need to compete against companies or teams of companies that may be long-term incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

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

We may not be afforded the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the agency decides to extend the existing contract.  If we are unable to win contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years.  If we win a contract, and upon expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

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

Our foreign subsidiaries and joint ventures generally conduct business in foreign currencies and enter into contracts and make purchase commitments that are denominated in foreign currencies.   We are exposed to fluctuations in exchange rates, which could have a significant impact on our results of operations.  We have no control over the factors that generally affect this risk, such as economic, financial and political events and the supply of and demand for applicable currencies.  While we use foreign exchange forward and option contracts to hedge significant contract sales and purchase commitments that are denominated in foreign currencies, our hedging strategy may not prevent us from incurring losses due to exchange fluctuations.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Approximately 85% of our contracts in 2004 were fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Often, we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial position.

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs.  Any changes in applicable laws could adversely affect our financial performance.  Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting.  The more significant regulations include:

•                  the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of US government contracts;

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

•                  regulations of most state and regional agencies and foreign governments similar to those described above;

•                  the Sarbanes Oxley Act of 2002; and

•                  tax laws and regulations in the US and in other countries in which we operate.

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

We currently have unsecured borrowing arrangements.  The terms of these borrowing arrangements include provisions that require and/or limit our levels of working capital, debt and tangible net worth and coverage of fixed charges.  We also have provided performance guarantees to various customers that include financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage.

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

Part of our strategy involves the acquisition of other companies.  We may not be able to integrate acquired entities successfully without substantial expense, delay or operational or financial problems.  The acquisition and integration of new businesses involves risk.  The integration of acquired businesses may be costly and may adversely impact our results of operations or financial condition:

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

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget, and our pricing affect our gross margins. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

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

Item 2.  PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 75% of the square footage, including 540,000 square feet located in San Diego, California and 468,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  We are currently using approximately 150,000 square feet of the Orlando facility and have hired a property management firm to assist us in leasing the excess space to third parties. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Arlington, VA	Leased
Auckland, New Zealand	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
San Diego, CA	Leased and owned
Santa Clara, CA	Leased
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Auburn, NSW Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Frankfurt, Germany	Leased
London, England	Leased
Los Angeles, CA	Leased
New York, NY	Leased and owned
Merthsham, Surrey, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned

Other:
Whittier, CA	Leased

Investment properties:
San Diego, CA	Owned
Teterboro, NJ	Leased

Item 3.  LEGAL PROCEEDINGS.

In October 2003, a former subcontractor of ECC International Corp. (which we acquired in September 2003) sued ECC in the United States District Court in Orlando, Florida seeking $15 million in compensatory and $10 million in punitive damages. The suit claimed that ECC breached a non-competition covenant, misappropriated trade secrets and wrongfully terminated its subcontract. In February 2004, we were able to settle this dispute for $500 thousand, $250 thousand of which we paid immediately, with the remainder due in 2005. Due to the fact that this potential liability existed as of the date of the acquisition of ECC, the settlement was treated as a component of the purchase price.

During the quarter ended March 31, 2003, a former subcontractor on the PRESTIGE project in London filed a claim against us under arbitration provisions of the subcontract, alleging wrongful termination. In July 2003 we filed our defense and a counterclaim with the arbitrator. In October 2004, we reached an agreement in which the former subcontractor agreed to pay us £10 million (approximately $18 million) for unspecified damages, with each party being responsible for its own legal costs. Although this payment was not received until October 2004, after the end of the fiscal year, accounting principles related to long-term contract accounting require that this type of subsequent event be accounted for in the previous period if the event is known prior to the issuance of the financial statements. Therefore, we recorded a receivable from the former subcontractor as of September 30, 2004 which is included in Trade and Other Receivables on the Consolidated Balance Sheet. Payment of the £10 million was received in October 2004.

In 1991, the government of Iran commenced an arbitration proceeding against us seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. We contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. On October 8, 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the US government. The issuance of such a license has not been requested, and we are unaware of the likelihood of the US government granting such a license. However, in its decision on the interveners’ case, the Court expressed the opinion that a license would not be necessary for us to pay the intervener. We are continuing to pursue our appeal and believe that a license from the US government would be required to make any payment to or on behalf of Iran. However, in light of the Court’s decision in this related case, we have established a reserve of $6 million for our estimated potential liability, including accrued interest at 5%, in the quarter ended September 30, 2004.

We are not a party to any pending proceedings, other than ordinary litigation incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

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

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2004		Fiscal 2003		Dividends per Share
	High	Low	High	Low	Fiscal 2004	Fiscal 2003
First quarter	$30.10	$22.17	$19.30	$13.73	—	—
Second quarter	27.01	21.13	22.72	14.27	$.07	$.07
Third quarter	28.39	20.52	23.05	16.54	—	—
Fourth quarter	25.31	19.26	30.50	22.41	$.09	$.07

On November 15, 2004, the closing price of our common stock on the American Stock Exchange was $25.50.

There were approximately 1,200 shareholders of record of our common stock as of November 15, 2004.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2004	2003	2002	2001	2000

Results of Operations:
Sales	$722,012	$634,061	$559,604	$501,679	$531,516
Cost of sales	549,170	493,377	426,012	385,569	449,913
Selling, general and administrative expenses	107,139	87,888	85,459	76,052	76,016
Interest expense	4,658	3,659	3,538	3,601	3,729
Income taxes (benefit)	19,394	18,514	11,484	10,266	(433)
Net income	36,911	36,519	29,437	20,842	674

Average number of shares outstanding	26,720	26,720	26,720	26,720	26,720

Per Share Data:
Net income	$1.38	$1.37	$1.10	$0.78	$0.03
Cash dividends	0.16	0.14	0.13	0.13	0.13

Year-End Data:
Shareholders’ equity	$298,767	$255,292	$213,163	$190,895	$176,023
Equity per share	11.18	9.55	7.98	7.14	6.59
Total assets	542,924	460,226	374,459	341,347	322,350
Long-term debt	50,037	47,142	48,571	50,000	50,000

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Per share amounts have been adjusted retroactively to reflect a 3-for-1 stock split which occurred in April 2002.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2004, 63% of sales were derived from defense, while 37% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the US and other nations around the world. The US Government remains our largest customer, accounting for approximately 50% of sales in 2004 compared to 44% in 2003 and 39% in 2002.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the US Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

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

Consolidated Overview

Fiscal 2004 sales grew to $722 million from $634 million in 2003, an increase of 14%, and the third consecutive year of double-digit sales growth. The 2003 sales represented a 13% increase over 2002 sales of $560 million. All of the sales growth in 2004 came from the defense segment, while transportation systems sales were at the same level in 2004 as in 2003 despite an expected $47 million decrease in revenues from the PRESTIGE contract in London. Nearly $40 million of the growth in fiscal 2004 defense sales came from the training systems business we acquired at the end of 2003. See the segment discussions following for further analysis of segment sales.

Operating income grew to $54.2 million in 2004 compared to $48.0 million in 2003, an increase of 13%. Operating income in 2003 had increased by 21% over 2002 operating income of $39.8 million. The increase in operating income came from both segments, with the larger increase coming from defense. Transportation operating income was boosted $6.3 million in the fourth quarter by the settlement of a dispute with a subcontractor on the PRESTIGE contract, but this had virtually no impact on operating income for the full year, due to costs incurred in the first three quarters.  Operating income was also impacted in the fourth quarter by a $6 million provision for a legal matter that arose from a contract with the government of Iran in 1977. While we are continuing to dispute the validity of the claim, an October 2004 court decision in a related case casts doubt on the likelihood we will ultimately prevail. See Note 10 to the financial statements for further details. While the original contract to which this matter relates was a defense systems contract, we have classified this loss provision separately in our segment reporting due to the remote connection of this matter to our current defense operations since the events in question occurred more than 25 years ago. See the segment discussions following for further details of segment operating results.

Net income was nearly the same in 2004 as in 2003, at $36.9 million ($1.38 per share) compared to $36.5 million ($1.37 per share). Net income in 2003 had grown by 24% over 2002 net income of $29.4 million ($1.10 per share). However, there are important differences in how the net income was generated between the three years. Approximately $2.3 million, after taxes, of the 2004 net income was from a gain on the sale of a life insurance policy in the third quarter. The loss provision for the Iran legal matter described above reduced 2004 net income in the fourth quarter by approximately $3.8 million after taxes. As discussed more fully under Transportation Systems Segment below, we settled a dispute with a former subcontractor, resulting in the former subcontractor agreeing to pay us damages, the 2004 impact of which was to approximately offset the costs of pursuing our claim.  Approximately $5.3 million, after taxes, of the 2003 net income was from gains on the sale of two parcels of real estate in the second and third quarters, which were no longer used in the business. Net income in 2002 had included a fourth quarter tax benefit of $2.5 million. The following table summarizes the effects on our net income of these items and provides additional insight into our results of operations:

	2004	2003	2002
	(in millions)
Earnings before certain identified items	$38.3	$33.7	$27.5
Gains on sale of assets	2.3	5.3	—
Provision for litigation (Iran)	(3.8)	—	—
Claim settlement (PRESTIGE)	6.9	—	—
Claim settlement costs (PRESTIGE)	(6.8)	(2.5)	—
Tax benefit	—	—	2.5
Facility closing costs	—	—	(0.6)
Net income as reported	$36.9	$36.5	$29.4

Without the items described above, net income would have grown by 13% in 2004 compared to 2003 and by about 23% from 2002 to 2003. These increases were the result of increased sales volume from the defense segment and improved operating performance from both segments, with the biggest increases coming from the defense business.

Gross margins improved to 23.9% in 2004 compared to 22.2% in 2003 and 23.9% in 2002. This improvement resulted primarily from the settlement reached with a subcontractor on the PRESTIGE contract, the impact of which is described more fully in the transportation segment section following.

Selling, general and administrative (SG&A) expenses were 14.8% of sales compared to 13.9% in 2003 and 15.3% in 2002. Higher SG&A expenses in the defense segment came primarily from the business acquired in September 2003 and due to an increase in selling expenses incurred in pursuit of new business opportunities. In the transportation systems segment the SG&A expense increase came primarily from legal, consulting and engineering support costs incurred related to a contractual dispute with a former subcontractor, which has now been settled. Fiscal 2003 SG&A spending decreased as a percentage of sales due to an increase in sales volume without a significant increase in SG&A spending.

Research and development (R&D) costs continued to be incurred primarily in connection with customer funded activities in 2004, while company sponsored R&D spending remained at about the same level as in 2003. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required product development activity increased in 2004 to $51 million, compared to $46 million in 2003 and $41 million in 2002; however, these costs are included in cost of sales as they are directly related to contract performance.

As mentioned above, we realized a gain from the sale of a split-dollar life insurance policy in 2004 of $2.3 million after applicable income taxes of approximately $2.2 million. The gain from the sale of the policy was primarily realized in the third quarter, with a minor amount realized in the fourth quarter.

Interest and dividend income decreased in both 2004 and 2003, because of lower interest rates, and due to lower cash balances available for investment. Other income increased in 2004 primarily due to a gain on the sale of marketable securities after having decreased in 2003 due to lower rental income.

Our effective tax rate for 2004 was 34.4% of pretax income compared to 33.6% in 2003 and 28.1% in 2002.

The overall effective rate increased from 2003 to 2004 due to a higher tax gain on the sale of the life insurance policy and reduced tax credits.  Income tax expense in 2002 was unusually low due to a $2.5 million tax benefit realized during the fourth quarter. Our effective tax rate could be affected in future years by, among other factors, the mix of business between the US and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

In light of recent tax legislation that provides incentives for repatriation of capital to the US, we are currently evaluating the amount of capital we will require in Europe in the future and whether we might be able to take advantage of the provisions of the legislation by reinvesting some amount of capital in the United States. This decision will depend, in part, on the outcome of contract proposals we have submitted in Europe that is not yet known. Our policy is to not provide for US taxes on earnings from foreign operations because our intention is to grow our business in those foreign locations and we, therefore, consider the earnings to be indefinitely reinvested. However, if we were to decide to reinvest a portion of this capital in the U.S, we believe the related tax liability would not have a material impact on our results of operations or financial position.

Defense Segment

Years ended September 30,	2004	2003	2002
	(in millions)

Defense Segment Sales
Communications and electronics	$65.5	$55.0	$59.0
Training systems	181.6	161.2	113.5
Government services	205.8	148.9	141.9
	$452.9	$365.1	$314.4

Defense Segment Operating Income
Communications and electronics	$6.6	$4.2	$3.7
Training systems	14.6	12.3	5.0
Government services	13.3	8.1	9.2
	$34.5	$24.6	$17.9

Defense sales in 2004 grew to $453 million from $365 million in 2003, a 24% increase. Growth in defense sales was 16% from 2002 to 2003. Of the increase in 2004 sales, nearly $40 million came from the Simulation Systems Division (SSD) acquired in September 2003, which is included with training systems in the foregoing table. Not including SSD, overall defense sales increased 13% from 2003 to 2004. This growth came despite a decrease of nearly $20 million in training systems sales, other than from SSD, due primarily to a decline in air combat training sales from the 2003 level. Activity on the major new air combat training contract we won in 2003 was still in the early stages in 2004, while several previous air combat training contracts were substantially completed in the first quarter of 2004. MILES sales also decreased in 2004, but this decrease was more than offset by higher sales from ground combat training systems. Training systems sales increased 42% in 2003 because of new orders for MILES products and air combat training systems. Communications and electronics business unit sales were also higher in 2004 because of a contract we won in 2003 to develop a common data link subsystem (CDLS) for the US Navy. Communications and electronics sales decreased by 7% in 2003 from the 2002 level. Government services sales increased by $57 million in 2004, a 38% increase. More than half of this increase came from a service contract at the Joint Readiness Training Center in Louisiana, due to a high level of activity related to the conflict in Iraq. Future sales volume from this contract will depend on customer requirements which are yet to be determined. Even without this one contract, government services sales grew by 20% in 2004, after having increased by 5% in 2003.

Operating income in the defense segment was up by 40% in 2004, following an increase of 37% in 2003.  Higher operating income came from all three business units, with the most significant increase in 2004 coming from government services.

Operating income in communications and electronics improved in 2004 over 2003 primarily because 2003 was impacted by a loss provision of $3 million related to our investment in new communications technology for the Navy CDLS contract. In addition, communications and electronics operating income was bolstered in 2004 by performance on another data link contract with a foreign customer which has now been substantially completed. Avionics products, such as personnel locator systems, generated higher operating income in 2004; however, this was offset by operating losses from the surveillance receiver product line. Operating income in communications and electronics improved in 2003 over the 2002 level because of improved performance from the surveillance receiver product line.

The newly acquired SSD added $2.3 million to training systems operating income in 2004. Without SSD, training systems operating income would have been up slightly from the 2003 level despite lower sales volume. Higher operating income from ground combat training systems in 2004 more than offset the profit impact of lower sales volume from air combat training systems and MILES products. Operating income in 2003 from training systems increased substantially over the 2002 level due to increased sales and higher profit margins from both air combat training systems and MILES products. Training systems operating income was also impacted in 2003 by cost growth of nearly $3 million on a contract which included the development of new ground combat training technology, however, this was offset by the reversal of a reserve related to the MILES 2000 contract that was no longer required due to the settlement of remaining contractual and financial issues.

Government services operating income improved in 2004 compared to 2003 primarily because of higher sales volume but also because of improved performance from operations and maintenance (O&M) contracts. The O&M business recorded a loss in 2003 on one particular contract which experienced cost growth in 2003, but was completed early in 2004. Operating income as a percentage of sales in 2004 returned to the level it had been in 2002.

Transportation Systems Segment

Transportation systems sales remained at the same level in 2004 as 2003 at $253 million, after having increased by 10% in 2003.  Transportation systems sales in North America and Australia and transportation service sales in Europe were considerably higher in 2004; however, these increases were offset by an expected $47 million decrease in revenues from the PRESTIGE contract between 2003 and 2004. We view this decrease in reliance on a single customer as a positive trend for the transportation segment and anticipate further growth of the transportation business outside of the UK. In addition, we anticipate additional orders in the UK for the next several years related to the rollout of the OysterTM card and other system enhancement opportunities. The long-term prospects for growth in the UK market remain very strong as well as for the European continent, North America and the Far East. The sales increase in 2003 over 2002 was the result of new contracts awarded in recent years in North America, as well as sales growth from the PRESTIGE contract.

Transportation systems operating income increased 16%, from $24.4 million in 2003 to $28.2 million in 2004 after having increased 5% in 2003 from the 2002 level of $23.3 million. The increased operating income in 2004 resulted from higher sales and operating income on service contracts in Europe and from a contract in the Far East. Profit margins on certain contracts in North America were unfavorably affected by our investment in the development of new software technologies for common fare collection solutions and the difficulties inherent in the integration of these new technologies into actual fare collection systems. This integration effort is continuing and, although no significant further growth in these costs is anticipated, profit margins on these contracts will continue to be low through fiscal 2005.

In October 2004, we reached a settlement agreement with a former subcontractor on the PRESTIGE contract, whereby the subcontractor paid us £10 million (approximately $18 million) for unspecified damages, but which we view as partial reimbursement of costs we had incurred due to their failure to perform. The former subcontractor had previously filed a claim against us alleging wrongful termination, but these charges were dropped as a part of the settlement agreement. Although this payment did not cover all of the additional costs we incurred, we believe that it was in our best interests to avoid a protracted legal battle which could cost more than any additional amount we might eventually have recovered. Although this payment was not received until October 2004, after the end of our fiscal year, accounting principles related to long-term contract accounting require that this type of subsequent event be accounted for in the previous period if the event is known prior to the issuance of the financial statements. Therefore, we recorded a receivable from the former subcontractor as of September 30, 2004, which is included in trade and other receivables on the consolidated balance sheet, and reduced cost of sales for this project, thereby increasing the overall profit margin. The result of recording this settlement was to increase operating income in the fourth quarter by approximately $9.9 million, based on the percentage completion of the project as of September 30, 2004. The remaining profit improvement from this settlement will be realized throughout the remaining 11 year life of the contract as the percentage completion increases. In pursuing this claim settlement, we incurred approximately $9.7 million during fiscal 2004 for legal and consulting fees and for our own employees’ time diverted to this effort. Therefore, the net effect on operating income in 2004 from this settlement and the associated costs was minimal, although operating income in the fourth quarter was increased by approximately $6.3 million.

Backlog

Funded backlog increased in 2004 to $1.2 billion from the 2003 level of $1.0 billion, while total backlog remained at $1.5 billion. The biggest increase in defense funded backlog was in training systems, due to contracts we won for ground combat training systems in the Far East and Middle East and a simulator contract with the US government. In transportation systems we reclassified backlog related to the final five years of the seventeen year PRESTIGE contract to the funded category due to the completion of the initial system in 2004. We believe the system completion substantially reduces any risk that the customer might cancel the last five years of the contract, which they would have been entitled to do if they were not satisfied with our performance. Although transportation systems total backlog decreased somewhat in 2004, we continue to pursue several large transportation system opportunities which we anticipate being awarded to us, thereby increasing backlog in fiscal 2005.

Not reflected in the backlog amounts below, because they are IDIQ contracts, are two significant defense contracts with the US government that were awarded during 2003. One is a 10-year contract with a ceiling value of $525 million to develop and deliver the next-generation of rangeless air-to-air and air-to-ground combat training systems. We have received some small orders under this contract and expect that the customer will order most of the systems specified by this contract from us over the next nine years.

The second major IDIQ contract awarded during 2003 is one where Cubic and four other companies are performing research-and-development services for the US government aimed at reducing threats to national defense and homeland security from weapons of mass destruction. The five companies will share a total of up to $1.26 billion in task orders and to-date we have received some small orders. The initial term of this contract is five years, with an option for a five-year extension.

September 30,	2004	2003
	(in millions)
Total backlog
Transportation systems	$733.9	$761.9
Defense
Communications and electronics	61.5	68.8
Training systems	317.6	267.3
Government services	377.0	406.9
Total defense	756.1	743.0
Total	$1,490.0	$1,504.9

Funded backlog
Transportation systems	$733.9	$620.2
Defense
Communications and electronics	61.5	68.8
Training systems	317.6	267.3
Government services	72.7	52.0
Total defense	451.8	388.1
Total	$1,185.7	$1,008.3

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the US government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised, nor are IDIQ contracts until an order is received.

Business Acquisition

In late September 2003, we acquired all the shares of Orlando, Florida-based ECC International Corporation (ECC) for $43.9 million. Most of the purchase price was paid in fiscal 2003; however, approximately $5 million was not paid until October 2003 and is included in our cash flows for fiscal 2004. In August 2004, we acquired a small automated parking systems company in Montreal, Canada, called Traf-Park, for $2.4 million in cash. This is a strategic acquisition which we believe will augment our product offerings to large regional transit customers.

New Accounting Standards

Revised FASB Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities,” was issued in December 2003 and became effective in the quarter ended March 31, 2004. To date, we have not invested in any variable interest entities for which we are the primary beneficiary and, therefore, we have concluded that the adoption of FIN 46-R had no impact on our financial position or results of operations.

Liquidity and Capital Resources

Growth in unbilled accounts receivable resulted in negative cash flows from operations in both 2004 and 2003 of $28 million and $26 million, respectively, compared to positive cash flows from operations of $17 million in 2002. Operating cash flows from the defense segment were positive in all three years, while transportation systems operating cash flows have been negative the past two years. Defense operating cash flows in 2004 were only slightly positive despite the growth in operating income, due to an increase in working capital in support of the 24% sales increase. Although the sales growth caused accounts receivable to grow by $28 million in 2004, the level of working capital utilized in our defense business compares favorably to benchmark data from similar defense companies and we consider the level of receivables in defense to be within the normal range.

Conversely, growth in unbilled accounts receivable over the past two years in the transportation business has resulted in the negative cash flows from operations. In fiscal 2003, $55 million of the $94 million increase in accounts receivable was from the PRESTIGE project. However, not including the receivable related to the claim settlement, accounts receivable from the PRESTIGE project decreased nearly $6 million in 2004. In addition to the $18 million received subsequent to September 30, 2004 from the claim settlement, we expect cash flows from this contract to be positive for the remaining life of the contract. Other than the PRESTIGE project, four contracts in North America account for the majority of the increase in accounts receivable and the negative cash flows in 2003 and 2004. Milestone payments on all of these contracts have been delayed due to the difficulties we have had with the integration of new software technologies into these fare collection systems. We had previously expected to be past these difficulties by this time and continue to anticipate completion of the remaining tasks and collection of the delayed milestone payments in fiscal 2005. The collectibility of these amounts is not in question and the additional costs associated with the delay have been taken into account in the calculation of the percentage completion of these contracts.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. Of this balance, $30 million and $27 million at September 30, 2004 and 2003, respectively, related to the PRESTIGE project.

In addition to the $85 million increase in accounts receivable reflected on the Consolidated Statement of Cash Flows for 2004, current and long-term accounts receivable increased by another $11 million from September 30, 2003 to September 30, 2004. This is principally due to an increase from foreign currency translation.

As described in the acquisitions section above, cash in the amount of $5 million was used in 2004 for the remaining amount due from the acquisition of ECC in September 2003 and for a small acquisition made in August 2004.

Cash flows from other investing activities in 2004 included a $14 million cash receipt from the sale of the split dollar life insurance policy described in Note 9 to the Consolidated Financial Statements. In 2003, investing activities included $12 million in proceeds from two sales of real estate which were no longer used in the business. In addition, a net amount of $3 million was used to purchase marketable securities, which were available for sale as of September 30, 2004, and $7 million was invested in property, plant and equipment.

During 2004, we obtained a mortgage on our newly refurbished facility in the UK and used the proceeds to repay $6 million of short-term borrowings made in fiscal 2003 in the UK.  We borrowed $9 million in New Zealand in 2004 on a short-term basis to fund working capital growth in our defense subsidiary in that country and borrowed $16 million in the US on a short-term basis to fund domestic working capital requirements. Other financing activities included scheduled debt payments of $2 million and the payment of $4 million in dividends to shareholders (16 cents per share).

Accumulated other comprehensive income improved by $10.8 million in 2004 primarily because of favorable foreign currency translation adjustments of $8.8 million, but also due to a reduction in the minimum liability for our pension plan of $2.6 million. This leaves a positive balance of $10.1 million in accumulated other comprehensive income as of September 30, 2004 compared to a negative balance of $0.7 million at September 30, 2003.

Our pension plan under-funded balance improved slightly from the September 30, 2003 balance of $36 million to a September 30, 2004 balance of $34 million. The plan assets generated a healthy return again this year and, together with increased employer contributions, more than offset growth in the net benefit obligation. Pension expense increased from $9.1 million in 2003 to $9.7 million in 2004, and is expected to remain at approximately the same level in 2005. We contributed $10.5 million to the plans in 2004 and expect to make contributions of about $9 million during fiscal 2005.

Our net deferred tax asset was $18 million at September 30, 2004 compared to $19 million at September 30, 2003. Of these amounts, $4 million and $5 million at September 30, 2004 and 2003, respectively, resulted from the tax effect of recording an additional minimum pension liability. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $235 million and a current ratio of 2.3 at September 30, 2004. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the UK and New Zealand, we have a committed short-term credit facility for working capital needs from a group of financial institutions in the US, aggregating $60 million. As of September 30, 2004, $16 million of this amount was used, leaving $44 million available. The short-term credit facility in the US expires in February 2005.  We are discussing our ongoing financing needs with the financial institutions and expect that this line of credit will be renewed or replaced before it expires.

The following is a schedule of our contractual obligations outstanding as of September 30, 2004:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$56.1	$6.1	$12.1	$12.1	$25.8
Interest payments	15.7	3.2	4.3	3.8	4.4
Operating leases	18.3	5.7	6.5	3.8	2.3
Deferred compensation	6.9	0.6	0.6	0.6	5.1

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

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

This discussion of critical accounting policies, estimates and judgments should be read in conjunction with other disclosures included in this discussion, and the Notes to the Consolidated Financial Statements related to estimates, contingencies and new accounting standards. Significant accounting policies are identified in Note 1 to the Consolidated Financial Statements. We have discussed each of the “critical” accounting policies and the related estimates with the audit committee of the Board of Directors.

Revenue Recognition

Most of our business is derived from long-term development, production and system integration contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, and the AICPA’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts, and the types of products and services provided when we determine the proper accounting for a particular contract. Generally we record long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

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

Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales of services are recorded when performed in accordance with contracts or service agreements.  Sales and profits on contracts that specify multiple deliverables are allocated to separate units of accounting when there is objective evidence that each accounting unit has value to the customer on a stand-alone basis.

Income Taxes

Significant judgment is required in determining our income tax provisions and in evaluating our tax return positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings totaled approximately $59.0 million at September 30, 2004.

Valuation of Goodwill

We evaluate our recorded goodwill balances for potential impairment annually by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. We have not yet had a case where the carrying value exceeded the fair value; however, if it did, impairment would be measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill. Goodwill balances by reporting unit are as follows:

September 30,	2004	2003
	(in millions)

Defense systems and products	$17.5	$16.5
Defense services	9.7	9.7
Transportation systems	8.0	7.1
Total goodwill	$35.2	$33.3

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

The assumptions used in developing the required estimates include the following key factors:

•                  Discount rates

•                  Inflation

•                  Salary growth

•                  Expected return on plan assets

•                  Retirement rates

•                  Mortality rates

We base the discount rate assumption on investment yields available at year-end on high quality corporate long-term bonds. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience in relation to the inflation assumption. The expected return on plan assets reflects asset allocations, our historical experience, our investment strategy and the views of investment managers and large pension sponsors. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods, and therefore, generally affect our recognized expense in such future periods.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the US, UK, and New Zealand, which are also tied to floating interest rates (the US prime rate and the UK and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of US and UK interest rates. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the US, UK, and New Zealand.  The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap is to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2004.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies.  We have a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, euro, New Zealand dollar and Australian dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.  See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.  We also use balance sheet hedges to mitigate foreign exchange risk.  This strategy involves incurring British pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using US dollar or British pound funds. We do not believe that we are significantly exposed to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the UK, Australia, New Zealand, and Canada are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation and expect to use this control to mitigate foreign currency exchange risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,622	$22,370
Marketable securities, available-for-sale	6,200	2,994
Accounts receivable:
Trade and other receivables	29,771	11,476
Long-term contracts	314,286	240,598
Allowance for doubtful accounts	(860)	(1,053)
	343,197	251,021

Inventories	23,967	24,922
Deferred income taxes	15,816	16,212
Prepaid expenses and other current assets	13,494	10,751
TOTAL CURRENT ASSETS	413,296	328,270

LONG-TERM CONTRACT RECEIVABLES	33,000	29,200

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	15,039	15,016
Buildings and improvements	39,660	38,283
Machinery and other equipment	81,029	80,935
Leasehold improvements	3,155	2,799
Accumulated depreciation and amortization	(86,524)	(84,761)
	52,359	52,272

OTHER ASSETS
Deferred income taxes	2,108	2,781
Goodwill	35,173	33,311
Miscellaneous other assets	6,988	14,392
	44,269	50,484

TOTAL ASSETS	$542,924	$460,226

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

	September 30,
	2004	2003
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$25,048	$6,254
Trade accounts payable	28,317	25,222
Customer advances	51,182	40,422
Accrued compensation	28,651	26,013
Accrued pension liability	8,618	10,494
Other current liabilities	25,007	23,581
Income taxes payable	5,908	6,064
Current maturities of long-term debt	6,057	1,429
TOTAL CURRENT LIABILITIES	178,788	139,479

LONG-TERM DEBT	50,037	47,142

OTHER LIABILITIES
Accrued pension liability	9,009	12,175
Deferred compensation	6,323	6,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized—50,000,000 shares
Issued—35,664,729 shares, outstanding—26,719,845 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	312,381	279,746
Accumulated other comprehensive income (loss)	10,095	(745)
Treasury stock at cost—8,944,884 shares	(36,066)	(36,066)
	298,767	255,292

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542,924	$460,226

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2004	2003	2002
	(amounts in thousands, except per share data)

Net sales	$722,012	$634,061	$559,604

Costs and expenses:
Cost of sales	549,170	493,377	426,012
Selling, general and administrative expenses	107,139	87,888	85,459
Research and development	5,494	4,819	8,381
Provision for litigation	6,000	—	—
	667,803	586,084	519,852

Operating income	54,209	47,977	39,752

Other income (expenses):
Gain on sale of assets	4,510	8,448	—
Interest and dividends	431	1,161	2,266
Interest expense	(4,658)	(3,659)	(3,538)
Other income	1,813	1,106	2,441

Income before income taxes	56,305	55,033	40,921

Income taxes	19,394	18,514	11,484

Net income	$36,911	$36,519	$29,437

Basic and diluted net income per common share	$1.38	$1.37	$1.10

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Additional
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Paid-in	Common
per share amounts)	Income	Stock	Income (Loss)	Earnings	Capital	Stock
October 1, 2001		(36,063)	(6,494)	221,095	12,123	234

Comprehensive income:
Net income	$29,437	—	—	29,437	—	—
Unrealized holding losses on marketable securities	(115)	—	(115)	—	—	—
Additional minimum pension liability	(8,921)	—	(8,921)	—	—	—
Foreign currency translation adjustment	5,434	—	5,434	—	—	—
Comprehensive income	$25,835

Cash dividends paid — $.133 per share of common stock		—	—	(3,564)	—	—
Treasury stock purchases		(3)	—	—	—	—

September 30, 2002		(36,066)	(10,096)	246,968	12,123	234

Comprehensive income:
Net income	$36,519	—	—	36,519	—	—
Unrealized holding gains on marketable securities	57	—	57	—	—	—
Reduction of minimum pension liability	1,581	—	1,581	—	—	—
Foreign currency translation adjustment	6,918	—	6,918	—	—	—
Net unrealized gains from cash flow hedges	795	—	795	—	—	—
Comprehensive income	$45,870
Cash dividends paid — $.14 per share of common stock		—	—	(3,741)	—	—
September 30, 2003		(36,066)	(745)	279,746	12,123	234

Comprehensive income:
Net income	$36,911	—	—	36,911	—	—
Realized gains on marketable securities	(160)	—	(160)	—	—	—
Reduction of minimum pension liability	2,568	—	2,568	—	—	—
Foreign currency translation adjustment	8,788	—	8,788	—	—	—
Net unrealized losses from cash flow hedges	(356)	—	(356)	—	—	—
Comprehensive income	$47,751

Cash dividends paid — $.16 per share of common stock		—	—	(4,276)	—	—
September 30, 2004		$(36,066)	$10,095	$312,381	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2004	2003	2002
	(in thousands)
Operating Activities:
Net income	$36,911	$36,519	$29,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,466	6,483	6,542
Deferred income taxes	52	5,405	2,327
Gain on sale of assets	(4,510)	(8,448)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(84,727)	(93,687)	(19,451)
Inventories	2,638	6,256	134
Prepaid expenses	(3,327)	(4,934)	1,844
Accounts payable and other current liabilities	8,948	14,730	4,228
Customer advances	9,047	9,236	(816)
Income taxes	(129)	3,438	(7,860)
Other items - net	(556)	(1,115)	1,093
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(28,187)	(26,117)	17,478

Investing Activities:
Acquisition of businesses, net of cash acquired	(7,141)	(33,949)	—
Proceeds from sale of assets	13,610	12,038	—
Proceeds from sale of marketable securities	35,094	5,900	6,975
Purchases of marketable securities	(38,300)	(8,488)	(6,975)
Purchases of property, plant and equipment	(6,949)	(8,184)	(13,004)
Other items - net	(784)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(4,470)	(32,683)	(13,004)

Financing Activities:
Change in short-term borrowings	17,876	6,254	—
Proceeds from issuance of long-term debt	9,026	—	—
Principal payments on long-term debt	(1,902)	(1,429)	—
Purchases of treasury stock	—	—	(3)
Dividends paid to shareholders	(4,276)	(3,741)	(3,564)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,724	1,084	(3,567)

Effect of exchange rates on cash	185	1,430	912

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,748)	(56,286)	1,819

Cash and cash equivalents at the beginning of the year	22,370	78,656	76,837

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$10,622	$22,370	$78,656

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into US dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year.

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

Fair Value of Financial Instruments:  Financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates the fair value because of the short-term maturity of these instruments.  Receivables consist primarily of amounts due from US and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of its customers, the Company generally does not require collateral.  The Company has limited exposure to credit risk as the Company has historically collected substantially all of its receivables from government agencies.  The Company maintains no allowance for doubtful accounts for these customers and would only do so if it was warranted by changed circumstances.

Marketable Securities, Available-for-Sale:  Marketable securities include highly liquid, investment grade, institutional money market debt and preferred stock instruments and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2004 and 2003 were immaterial.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  Accelerated methods are used for machinery and equipment over estimated useful lives ranging from five to seven years.  Provisions for depreciation of plant and equipment amounted to $6,979,000, $6,483,000, and $6,542,000 in 2004, 2003 and 2002, respectively.

Goodwill:   Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.  The changes in the carrying amount of goodwill for the two years ended September 30, 2004 are as follows:

	Transportation Segment	Defense Segment	Total
	(in thousands)
Balances October 1, 2002	$6,940	$12,710	$19,650
Goodwill acquired during the year	—	12,852	12,852
Foreign currency exchange rate changes	204	605	809
Balances September 30, 2003	7,144	26,167	33,311
Goodwill acquired during the year	176	—	176
Adjustments to purchase price	—	657	657
Foreign currency exchange rate changes	631	398	1,029
Balances September 30, 2004	$7,951	$27,222	$35,173

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

Comprehensive Income:  Comprehensive income and its components are presented in the statement of changes in shareholders’ equity.  Accumulated comprehensive income (loss) consisted of the following:

September 30,	2004	2003
	(in thousands)
Minimum pension liability	$(7,042)	$(9,610)
Foreign currency translation	16,698	7,910
Unrealized holding gains on marketable securities	—	160
Net unrealized gains from cash flow hedges	439	795
	$10,095	$(745)

The minimum pension liability is shown net of tax benefits of $3,792,000 and $5,174,000 at September 30, 2004 and 2003, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

The net unrealized gain from cash flow hedges is shown net of tax liabilities of $236,000 and $327,000 in 2004 and 2003, respectively.  The unrealized holding gains on marketable securities are shown net of tax liabilities of $85,000 as of September 30, 2003.

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

Sales and profits on contracts that specify multiple deliverables are allocated to separate units of accounting when there is objective evidence that each accounting unit has value to the customer on a stand-alone basis.

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

Derivative Financial Instruments:   The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment and to hedge net advances to foreign subsidiaries.  The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors, and the value of foreign currency denominated receipts from customers. At September 30, 2004, the Company had foreign exchange contracts with a notional value of $86.2 million outstanding.

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2004, 2003 and 2002. At September 30, 2004 net gains of $675,000 ($439,000 net of taxes) were recorded in accumulated other comprehensive income associated with cash flow hedging transactions.

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

Use of Estimates:  The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of the Company’s long-term contracts, and the estimated rates of return and discount rates related to the Company’s defined benefit pension plans. Actual results could differ from those estimates.

Risks and Uncertainties:  The Company is subject to the normal risks and uncertainties of performing large, multiyear, often fixed-price contracts. In addition, the Company is subject to audit of incurred costs related to many of its US Government contracts. These audits could produce different results than the Company has estimated; however, the Company’s experience has been that its costs are acceptable to the government.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year classifications.

NOTE 2—INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company owns 37.5% of the common stock of Transaction Systems Limited (TranSys), an unconsolidated joint venture company in the United Kingdom. This joint venture company was formed to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to outsource most of the functions of the London Transport (LT) fare collection system for a period of seventeen years. In August 1998, TranSys was awarded the contract and began operations. Cubic and the other parties to the joint venture participate in the PRESTIGE contract solely through subcontracts from TranSys. All of the work to be performed by TranSys is subcontracted to the joint venture partners and the joint venture provides for the pass-through of virtually all revenues from London Transport to the joint venture partners. As a result, TranSys has operated on a break-even basis and is expected to continue to do so. If TranSys were to eventually generate a net income or loss, the joint venture partners would share in this income or loss in accordance with their percentage ownership in the joint venture. The Company’s investment in the joint venture is immaterial.

LT elected to finance the project through private financing rather than incurring public debt. Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. During the first four years of the project, through August 2002, the banks provided financing to TranSys totaling 200 million British Pounds (approximately $362 million). Debt servicing began in 2003 and will continue until the debt is fully paid in 2013. This debt is guaranteed by LT and is nonrecourse to the joint venture partners.

The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture, including LT, the banks and the joint venture partners. The joint venture partners have also provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for this unconsolidated joint venture is as follows:

September 30,	2004	2003
	(in millions)
Balance Sheets:
Cash	$37.5	$14.9
Other current assets	63.6	54.7
Noncurrent unbilled contract accounts receivable	274.6	270.7
Total Assets	$375.7	$340.3

Current liabilities	$31.3	$22.4
Long-term debt	344.4	317.9
Equity		—
Total Liabilities and Equity	$375.7	$340.3

Years ended September 30,	2004	2003	2002
	(in millions)
Statement of Operations:
Sales	$136.0	$109.6	$130.0
Operating profit	$—	$—	$—
Net income	$—	$—	$—

NOTE 3—ACCOUNTS RECEIVABLE

In 2004, trade and other receivables include the amount due under an agreement in which a former subcontractor agreed to pay the Company £10 million (approximately $18 million) for unspecified damages.  Refer also to Note 10 – Legal Matters regarding this matter.

The components of accounts receivable under long-term contracts are as follows:

September 30,	2004	2003
	(in thousands)
U.S. Government Contracts:
Amounts billed	$50,497	$31,217
Recoverable costs and accrued profits on progress completed—not billed	56,104	66,892
	106,601	98,109
Commercial Customers:
Amounts billed	34,559	36,568
Recoverable costs and accrued profits on progress completed—not billed	206,126	135,121
	240,685	171,689
	347,286	269,798
Less estimated amounts not currently due—commercial customers	(33,000)	(29,200)
	$314,286	$240,598

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. As identified above, a portion of the amount not billed under commercial contracts is not expected to be collected within one year from September 30, 2004, and therefore, has been classified as a noncurrent asset.  This amount relates primarily to the contract with TranSys for the PRESTIGE system in London.  The customer has been paying the Company in accordance with the terms of the contract and it is expected that all amounts due under the contract will ultimately be collected.  It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2005.

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2004	2003
	(in thousands)

Finished products	$510	$593
Work in process	16,491	12,300
Materials and purchased parts	6,966	12,029
	$23,967	$24,922

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2004	2003
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 commencing November 2004. Interest at 6.31% is payable semiannually in November and May.	$40,000	$40,000

Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 due in November. Interest at 6.11% is payable semiannually in November and May.	7,143	8,571

Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	8,951	—

	56,094	48,571
Less current portion	(6,057)	(1,429)

	$50,037	$47,142

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2004, the most restrictive covenant under these agreements leaves consolidated retained earnings of $108.5 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

The Company maintains a short-term borrowing arrangement totaling 10 million British pounds (equivalent to approximately $18.1 million) with a UK financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent. At September 30, 2004, no amounts were outstanding under this borrowing arrangement.

The Company maintains a short-term borrowing arrangement totaling 20.1 million New Zealand dollars (equivalent to approximately $13.6 million) with a New Zealand financial institution to help meet the short-term working capital requirements of its subsidiary, Oscmar International Ltd.  Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand and bear interest at the bank’s base rate plus one percent. At September 30, 2004 there was $9.0 million outstanding under this borrowing arrangement, bearing interest at 7.8%.

The Company has a $60 million revolving line of credit arrangement with a group of US banks.  This line of credit expires in February 2005. As of September 30, 2004, the Company had $16 million outstanding under its committed line of credit in the US at an interest rate of 2.6%.

Maturities of long-term debt for each of the five years in the period ending September 30, 2009, are $6.1 million per year.

Interest paid amounted to $4.6 million, $3.7 million, and $3.5 million in 2004, 2003, and 2002, respectively.

As of September 30, 2004 the Company had letters of credit and bank guarantees outstanding totaling $52.4 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $3.1 million as of September 30, 2004, which guarantee the Company’s payment of certain self-insured liabilities. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $2.9 million and $4.6 million as of September 30, 2004 and 2003, respectively.

NOTE 6—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2012.  These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $5.4 million, $3.5 million, and $3.8 million in 2004, 2003, and 2002, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2004 (in thousands):

2005	$5,732
2006	3,943
2007	2,536
2008	2,201
2009	1,565
Thereafter	2,274
$18,251

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2004	2003	2002
	(in thousands)

Current:
Federal	$11,069	$4,805	$3,108
State	2,516	2,587	1,735
Foreign	5,757	5,717	4,314
Total current	19,342	13,109	9,157

Deferred (credit):
Federal	(298)	5,323	3,124
State	152	820	437
Foreign	198	(738)	(1,234)
Total deferred	52	5,405	2,327
Total income tax expense	$19,394	$18,514	$11,484

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2004	2003
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$3,895	$3,397
Additional minimum pension liability	3,792	5,174
Long-term contracts and inventory valuation reductions	2,276	5,449
Allowances for loss contingencies	6,988	2,909
Deferred compensation	2,612	2,744
Net operating loss carryforwards	3,972	3,972
Other	3,952	3,279
Total deferred tax assets	27,487	26,924
Valuation allowance for deferred tax assets	(3,972)	(3,972)
Deferred tax assets	23,515	22,952
Deferred tax liabilities:
Tax over book depreciation	1,304	137
Amortization of goodwill and intangibles	2,107	1,769
Prepaid expenses	1,224	894
State taxes	266	295
Other	690	864
Deferred tax liabilities	5,591	3,959
Net deferred tax asset	$17,924	$18,993

In September 2003, the Company acquired ECC International Corp. (ECC), which had a net operating loss carryforward (NOL) of approximately $10 million. The NOLs begin to expire in 2019 unless previously utilized.  The associated deferred tax asset amounted to approximately $4 million at September 30, 2004, against which the Company has established a valuation allowance of $4 million. In the future, if the Company is able to determine that a tax benefit from the NOL will be realized, the valuation allowance will be reduced accordingly and credited against the goodwill balance recorded at acquisition.

The reconciliation of income tax computed at the US federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2004	2003	2002
	(in thousands)

Tax at federal statutory rate	$19,707	$19,262	$14,322
State income taxes, net of federal tax benefit	1,734	2,215	1,412
Tax exempt interest and dividend income	(156)	(46)	(91)
Income exclusion on export sales	(946)	(945)	(536)
Nondeductible expenses	288	359	282
Reversal of deferred tax asset valuation reserve	—	—	(2,460)
Tax effect from foreign subsidiaries	(668)	(349)	(475)
Tax credits and other	(565)	(1,982)	(970)
	$19,394	$18,514	$11,484

The Company made income tax payments, net of refunds, totaling $18.7 million, $9.9 million, and $15.6 million in 2004, 2003, and 2002, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2004	2003	2002
	(in thousands)

United States	$37,383	$40,318	$24,100
Foreign	18,922	14,715	16,821
Total	$56,305	$55,033	$40,921

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $59.0 million at September 30, 2004. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for US federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred US income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

In light of recent US tax legislation, the Company is currently evaluating the amount of capital it may require in Europe in the future and whether it might be able to take advantage of the provisions of the legislation by reinvesting some amount of capital in the United States. This decision will depend, in part, on the outcome of contract proposals the Company has submitted in Europe that is not yet known. If it decides to reinvest a portion of this capital in the US, the Company does not believe the related tax liability would be material.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  It does not have a history of significant adjustments to its tax accruals for these audits.   The Company believes that its accruals for tax liabilities are adequate for the open years.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the US. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $9.9 million, $9.4 million and $8.7 million in 2004, 2003 and 2002, respectively.

Approximately one-half of the Company’s nonunion employees in the US are covered by a noncontributory defined benefit pension plan. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for these plans and the net amount recognized in the Consolidated Balance Sheets:

September 30,	2004	2003
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$112,140	$92,085
Service cost	6,610	5,741
Interest cost	6,940	6,073
Plan amendments	165	52
Actuarial loss	3,892	7,615
Participant contributions	927	858
Gross benefits paid	(2,797)	(1,881)
Foreign currency exchange rate changes	2,851	1,597
Net benefit obligation at the end of the year	130,728	112,140

Change in plan assets:
Fair value of plan assets at the beginning of the year	76,141	57,793
Actual return on plan assets	10,332	11,871
Employer contributions	10,494	6,585
Participant contributions	927	858
Gross benefits paid	(2,797)	(1,881)
Administrative expenses	(495)	(121)
Foreign currency exchange rate changes	1,871	1,036
Fair value of plan assets at the end of the year	96,473	76,141

September 30,	2004	2003
	(in thousands)
Net amount recognized:
Funded status	(34,255)	(35,999)
Unrecognized net actuarial loss	27,463	28,145
Unrecognized prior service cost	190	47
Net amount recognized	$(6,602)	$(7,807)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(6,602)	$(7,807)
Additional minimum liability	(11,025)	(14,831)
Deferred tax asset	3,792	5,174
Intangible asset	191	47
Accumulated other comprehensive loss	7,042	9,610
Net amount recognized	$(6,602)	$(7,807)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$130,728	$112,140
Accumulated benefit obligation	113,883	98,169
Fair value of plan assets	96,473	76,141

Components of net periodic benefit cost:

Years ended September 30,	2004	2003	2002
	(in thousands)

Service cost	$7,129	$5,741	$5,024
Interest cost	7,512	6,073	5,496
Expected return on plan assets	(7,110)	(4,989)	(5,097)
Amortization of:
Prior service cost	23	4	(2)
Actuarial (gain) loss	2,098	2,238	400
Administrative expenses	94	82	185
Net pension cost	$9,746	$9,149	$6,006

Additional information

Assumptions

Years ended September 30,	2004	2003	2002
	(in thousands)
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	6.0%	6.0%	6.4%
Rate of compensation increase	4.1%	4.0%	4.6%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	6.0%	6.4%	7.2%
Expected return on plan assets	8.2%	8.3%	8.3%
Rate of compensation increase	4.0%	4.6%	4.9%

The Company’s pension plans weighted average asset allocations by asset category as of September 30 were as follows:

	2004	2003
Equity securities	77%	83%
Debt securities	17%	12%
Real estate	4%	3%
Other	2%	2%
Total	100%	100%

The Company has the responsibility to formulate the investment policies and strategies for the plans’ assets. The overall policies and strategies include: maintain the highest possible return commensurate with the level of assumed risk, preserve the benefit security for the plans’ participants, and minimize the necessity of Company contributions by maintaining a ratio of plan assets to liabilities in excess of 1.0.

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2004:

Asset Category	Allocation Range

Equity securities	50% to 85%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 15%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2004 and 2003.

The Company expects to contribute $8.6 million to its pension plans in 2005.

Estimated future benefit payments

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$4,380
2006	4,753
2007	5,225
2008	5,714
2009	6,253
2010-2014	41,974

NOTE 9—RELATED PARTY TRANSACTION

In 1992, the Company and a trust established by Walter J. Zable, CEO of the Company, and Mrs. Zable agreed that the Company would make advances of premiums payable on a split-dollar life insurance policy purchased by the trust on the life of Mrs. Zable. In December 2003, the agreement was terminated and the Company became the sole owner and beneficiary of the policy. The Company agreed to reimburse the trust for premiums it paid on the policy if the policy should be sold by the Company for more than the cash value of the policy and to share with the trust any gain on the sale in proportion to premiums paid by each party. During the quarter ended June 30, 2004, the Company sold the policy to two unrelated parties for approximately $14.8 million, net of broker commissions. Of this amount $1.2 million was paid to the Zable family trust as reimbursement for premiums paid and its proportional share of the gain on the sale. The remainder of the proceeds, totaling $13.6 million was retained by the Company, generating a gain on the sale of $4.5 million, before applicable income taxes. Due to a different tax basis in the policy than book basis, applicable income taxes are estimated to be $2.2 million, yielding a net gain after taxes of $2.3 million.

NOTE 10—LEGAL MATTERS

In October 2003, a former subcontractor of ECC sued ECC in the United States District Court in Orlando, Florida seeking $15 million in compensatory and $10 million in punitive damages. The suit claimed that ECC breached a non-competition covenant, misappropriated trade secrets and wrongfully terminated its subcontract. In February 2004, the Company settled this dispute for $500 thousand, $250 thousand of which was paid immediately, with the remainder due in 2005. Due to the fact that this liability existed as of the date of the acquisition of ECC, the settlement was treated as an adjustment to the purchase price and accordingly was added to goodwill, net of the tax effect.

During the quarter ended March 31, 2003, a former subcontractor to the Company on the PRESTIGE project in London filed a claim against the Company under arbitration provisions of the subcontract, alleging wrongful termination. In July 2003 the Company filed its defense and a counterclaim with the arbitrator. In October 2004, a settlement agreement was reached in which the former subcontractor paid the Company £10 million (approximately $18 million) for unspecified damages, with each party being responsible for its own legal costs. Although this payment was not received until October 2004, after the end of the fiscal year, accounting principles related to long-term contract accounting require that this type of subsequent event be accounted for in the previous period if the event is known prior to the issuance of the financial statements. Therefore, a receivable from the former subcontractor was recorded as of September 30, 2004 which is included in trade and other receivables on the consolidated balance sheet, with a corresponding reduction of cost of sales for this project, thereby increasing the overall profit margin. The result of recording this settlement was to increase operating income in the fourth quarter by approximately $9.9 million, based on the percentage completion of the project as of September 30, 2004.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran a decision in the amount of $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional costs and interest. Both parties have appealed. On October 8, 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the US government. The issuance of such a license has not been requested, and the Company is unaware of the likelihood of the US government granting such a license. However, in its decision on the interveners’ case, the Court expressed the opinion that a license would not be necessary for the Company to pay the intervener. The Company is continuing to pursue its appeal and believes that a license from the US government would be required to make any payment to or on behalf of Iran. However, in light of the Court’s decision in this related case, the Company has established a reserve of $6 million for its estimated potential liability, including accrued interest at 5%, in the quarter ended September 30, 2004.

NOTE 11—BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

The Company has two primary business segments: transportation systems and defense. The transportation systems segment designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. The defense segment performs work under US and foreign government contracts relating to electronic defense systems and equipment, computer simulation training, development of training doctrine, and field operations and maintenance. Products include customized range instrumentation and training systems, simulators, communications and surveillance systems, avionics systems, power amplifiers and receivers.

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

Business segment financial data is as follows:

Years ended September 30,	2004	2003	2002
	(in millions)
Sales:
Transportation systems	$253.5	$253.4	$230.7
Defense	452.9	365.1	314.4
Other	15.6	15.6	14.5
Total sales	722.0	634.1	559.6

Operating income:
Transportation systems	$28.2	$24.4	$23.3
Defense	34.5	24.6	17.9
Provision for litigation	(6.0)	—	—
Unallocated corporate expenses and other	(2.5)	(1.0)	(1.4)
Total operating income	$54.2	$48.0	$39.8

Assets:
Transportation systems	$241.1	$186.7	$118.0
Defense	245.0	220.5	144.8
Corporate and other	56.9	53.0	111.7
Total assets	$543.0	$460.2	$374.5

Years ended September 30,	2004	2003	2002
	(in millions)
Depreciation and amortization:
Transportation systems	$2.5	$2.3	$2.4
Defense	4.6	3.6	3.5
Corporate and other	0.4	0.6	0.6
Total depreciation and amortization	$7.5	$6.5	$6.5

Expenditures for long-lived assets:
Transportation systems	$2.6	$5.3	$10.9
Defense	4.1	1.9	1.8
Corporate and other	0.2	1.0	0.3
Total expenditures for long-lived assets	$6.9	$8.2	$13.0

Geographic Information:
Sales (a):
United States	$494.5	$414.6	$327.3
United Kingdom	120.3	147.4	161.0
Canada	30.7	18.2	14.6
Far East	29.3	13.4	16.1
Other	47.2	40.5	40.6
Total sales	$722.0	$634.1	$559.6

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$41.4	$50.2	$40.8
United Kingdom	13.9	13.3	12.7
Other foreign countries	2.6	1.3	0.9
Total long-lived assets, net	$57.9	$64.8	$54.4

Defense segment sales include $360.3 million, $281.9 million and $216.6 million in 2004, 2003 and 2002, respectively, of sales to US Government agencies.  No other single customer accounts for 10% or more of the Company’s revenue.

NOTE 12—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003.

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2004
Net sales	$171,032	$175,184	$190,829	$184,967
Gross profit	35,985	40,319	43,126	53,412
Net income	7,466	8,320	11,718	9,407
Net income per share	0.28	0.31	0.44	0.35

Fiscal 2003
Net sales	$148,356	$167,157	$157,950	$160,598
Gross profit	31,985	33,454	35,977	39,268
Net income	6,670	11,246	10,129	8,474
Net income per share	0.25	0.42	0.38	0.32

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

November 24, 2004

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is included in Note 9 to the Consolidated Financial Statements for the year ended September 30, 2004 and is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

On November 30, 2004, after it was determined that, in connection with certain income tax compliance services, affiliates of Ernst & Young LLP held employment tax related funds of a de minimis amount and made payment of such funds to the applicable tax authority in respect of expatriate and foreign employees of a subsidiary of the Company in Malaysia, the Audit Committee of the Board of Directors of Cubic Corporation met to consider the impact of these events on the independence of its external auditor, Ernst & Young LLP. These actions by affiliates of Ernst & Young LLP have been discontinued. Custody of the assets of an audit client is not permitted under the auditor independence rules in Regulation S-X of the Securities and Exchange Commission. The Audit Committee and Ernst & Young LLP have considered the impact that the holding and paying of these funds may have had on Ernst & Young LLP’s independence with respect to the Company and have concluded that there has been no impairment of Ernst & Young LLP’s independence. In making this determination, the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiary involved was immaterial to the consolidated financial statements of the Company.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)           Documents filed as part of this Report:

(1)           The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Balance Sheets

September 30, 2004 and 2003

Consolidated Statements of Income

Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity

Years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

September 30, 2004

(2)           The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)           Reports on Form 8-K during the last quarter of 2004:

None

(c)           Exhibits:

3 (ii)        Bylaws

21.           List of Subsidiaries

31.1         Section 302 Certifications

32.1         Section 906 Certifications

(d)           Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/6/04	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/6/04	/s/ Walter J. Zable	12/6/04	/s/ Raymond E. Peet
Date	WALTER J. ZABLE, President,	Date	RAYMOND E. PEET, Director
Chief Executive Officer and
	Chairman of the Board of Directors	12/6/04	/s/ Robert S. Sullivan
		Date	ROBERT S. SULLIVAN, Director
12/6/04	/s/ Walter C. Zable
Date	WALTER C. ZABLE, Vice	12/6/04	/s/ Robert D. Weaver
	President and Vice Chairman of the	Date	ROBERT D. WEAVER, Director
Board of Directors
		12/6/04	/s/ William W. Boyle
12/6/04	/s/ Richard C. Atkinson	Date	WILLIAM W. BOYLE, Director,
Date	RICHARD C. ATKINSON,		Vice President and Chief Financial
	Director		Officer

		12/6/04	/s/ Mark A. Harrison
12/6/04	/s/ Raymond L. deKozan	Date	MARK A. HARRISON, Vice
Date	RAYMOND L. deKOZAN,		President and Corporate Controller
	Director		(Principal Accounting Officer)

12/6/04	/s/ Robert T. Monagan
Date	ROBERT T. MONAGAN, Director