Form 10-Q
period 2004-12-31
CUBIC CORP /DE/
filed 2005-02-08
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2004

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

Yes ☒   No ☐

As of January 28, 2005, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2004	2003

Net sales	$189,940	$171,032

Costs and expenses:
Cost of sales	152,505	135,047
Selling, general and administrative expenses	28,215	23,531
Research and development	1,647	860
	182,367	159,438
Operating income	7,573	11,594

Other income (expenses)
Interest expense	(1,329)	(1,053)
Other income	1,509	825
Income before income taxes	7,753	11,366

Income taxes	2,500	3,900

Net income	$5,253	$7,466

Net income per share	$0.20	$0.28

Average shares of common stock outstanding	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2004	2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$16,364	$10,622
Marketable securities, available-for-sale	—	6,200
Accounts receivable	340,817	343,197
Inventories	30,491	23,967
Deferred income taxes and other current assets	26,369	29,310
Total current assets	414,041	413,296

Long-term contract receivables	31,700	33,000
Property, plant and equipment - net	53,046	52,359
Goodwill	35,727	35,173
Other assets	8,954	9,096
	$543,468	$542,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$42,602	$25,048
Trade accounts payable	17,892	28,317
Customer advances	45,414	51,182
Other current liabilities	43,188	53,658
Accrued pension liability	8,700	8,618
Income taxes payable	8,569	5,908
Current portion of long-term debt	6,095	6,057
Total current liabilities	172,460	178,788

Long-term debt	44,932	50,037
Accrued pension liability	10,050	9,009
Deferred compensation	7,686	6,323

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	317,634	312,381
Accumulated other comprehensive income	14,415	10,095
Treasury stock at cost	(36,066)	(36,066)
	308,340	298,767
	$543,468	$542,924

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2004	2003
Operating Activities:
Net income	$5,253	$7,466
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,085	1,902
Changes in operating assets and liabilities	(17,884)	(31,798)
NET CASH USED IN OPERATING ACTIVITIES	(10,546)	(22,430)

Investing Activities:
Net additions to property, plant and equipment	(1,786)	(1,616)
Acquisitions, net of cash acquired	—	(4,934)
Proceeds from sale of marketable securities	6,200	3,021
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	4,414	(3,529)

Financing Activities:
Change in short-term borrowings, net	17,135	12,369
Long-term borrowings	—	8,906
Principal payment on long-term borrowings	(5,592)	(1,428)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,543	19,847

Effect of exchange rates on cash	331	274

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,742	(5,838)

Cash and cash equivalents at the beginning of the period	10,622	22,370

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$16,364	$16,532

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2004	2004
Trade and other receivables	$8,757	$29,771
Long-term contracts:
Billed	92,961	85,056
Unbilled	271,684	262,230
Allowance for doubtful accounts	(885)	(860)
Total accounts receivable	372,517	376,197
Less estimated amounts not currently due	(31,700)	(33,000)
Current accounts receivable	$340,817	$343,197

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2004. This amount relates primarily to the Prestige contract in the United Kingdom.

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2004	2004
Finished products	$624	$510
Work in process	20,536	16,491
Raw material and purchased parts	9,331	6,966
Total inventories	$30,491	$23,967

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2004	2003

Net income	$5,253	$7,466
Foreign currency translation adjustments	4,957	6,738
Reclassification adjustment for gain on sale of marketable securities included in net income	—	(160)
Net unrealized gains (losses) from cash flow hedges	(637)	378
Comprehensive income	$9,573	$14,422

Net income for the quarter ended December 31, 2004 includes a foreign currency transaction gain of $1.0 million, before applicable income taxes, which is included in other income.  This gain was the result of the settlement of a short-term intercompany loan between the Company’s U.S. and UK transportation systems subsidiaries at a more favorable exchange rate than was recorded at September 30, 2004.

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003

Sales:
Transportation systems	$63.9	$63.1
Defense	122.0	104.0
Corporate and other	4.1	3.9
Total sales	$190.0	$171.0

Operating income (loss):
Transportation systems	$1.9	$4.0
Defense	6.6	8.6
Corporate and other	(0.9)	(1.0)
Total operating income	$7.6	$11.6

Note 5 – Financing Arrangements

As of December 31, 2004, the Company had $42.6 million outstanding under its various unsecured short-term borrowing arrangements in the U.S., UK, Canada and New Zealand at an average rate of 3.8%. The total borrowing availability of these facilities is approximately $98 million.  The terms of these arrangements require repayment on demand.

The $60 million revolving line of credit in the U.S. has been extended to expire March 10, 2005.  The Company is in the process of negotiating a revised and expanded borrowing facility.  The Company anticipates finalizing the new facility prior to the expiration date of the current facility.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2004	2003
Service cost	$1,877	$1,698
Interest cost	1,997	1,616
Expected return on plan assets	(2,061)	(1,514)
Amortization of:
Prior service cost	8	1
Actuarial (gain) loss	413	555
Administrative expenses	25	16
Net pension cost	$2,259	$2,372

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2004

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

Consolidated Overview

Sales for the quarter ended December 31, 2004 were $190 million, an increase of 11% over sales of $171 million for the quarter ended December 31, 2003. Sales growth came primarily from the defense segment, with transportation systems segment sales up slightly from the first fiscal quarter last year. Defense sales in the first quarter were up to $122 million from $104 million, an increase of 17% over the same quarter last year. Transportation systems sales were $64 million for the quarter compared to $63 million in the first quarter last year. See the segment discussions following for further analysis of segment sales.

Despite the increase in sales, operating income decreased from $11.6 million in last year’s first quarter to $7.6 million in the first quarter of fiscal 2005. Defense operating income decreased from $8.6 million in the first quarter of 2004 to $6.6 million in the first quarter of 2005, and transportation operating income in the first quarter decreased to $1.9 million this year compared to $4.0 million last year. See the segment discussions following for further analysis of operating income by segment.

Net income decreased in the first quarter to $5.3 million this year (20 cents per share) from $7.5 million last year (28 cents per share), due primarily to the decrease in operating income. In addition, interest expense was higher this year because of an increase in short-term borrowings. Included in other income for the first quarter of 2005 was a gain from a foreign currency transaction of approximately $1.0 million ($0.6 million, after applicable income taxes), representing about $.02 per share. This gain was the result of the settlement of a short-term intercompany loan between the Company’s U.S. and UK transportation systems subsidiaries at a more favorable exchange rate than was recorded at September 30, 2004.

Selling, general and administrative (SG&A) expenses grew by $4.7 million from last year’s first quarter and increased from 13.8% to 14.9% of sales with the increase coming primarily from the defense segment. This was the result of increased selling expenses in pursuit of new contracts primarily in the communications and training systems business units. Transportations systems incurred legal fees in the first quarter this year at about the same level as last year due to the wrap-up of the claim settlement with a former subcontractor during the quarter, which has been discussed in previous reports.

Research and development activities increased in the first quarter of 2005 over the same quarter in 2004 for several projects in the defense segment related to communications and training systems.

Our projected effective tax rate for fiscal 2005 is 32% of pretax income, which is reflected in the provision recorded in the first quarter. The projected rate is less than last year’s rate of 34% because more of the income is expected to come from the UK, where rates are lower than in the U.S. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Three Months Ended
	December 31,
	2004	2003
	(millions)
Defense Segment Sales
Communications and electronics	$13.3	$15.5
Training systems	47.3	46.5
Government services	61.4	42.0
	$122.0	$104.0

Defense Segment Operating Income
Communications and electronics	$0.1	$2.2
Training systems	3.3	5.2
Government services	3.2	1.2
	$6.6	$8.6

Defense segment sales increased to $122 million in the first fiscal quarter this year from $104 million in the first quarter of fiscal 2004, a 17% increase. The increase came primarily from the government services business due to increased support of training activities related to the conflict in Iraq and due to new government services contracts won last year. Training systems generated higher sales from ground training system projects, which more than offset lower air combat training system sales. We have received about $35 million in orders under the large air combat training contract won in 2003; however, work under this contract is still in the early stages of completion and is not yet generating a significant amount of sales volume. Reduced sales of radios and receivers resulted in a decline in communications and electronics business unit sales in the first quarter this year compared to last year’s first quarter, while data link and avionics sales were about the same as last year.

Operating income in the defense segment declined in the first quarter this year to $6.6 million compared to $8.6 million in the first quarter last year. Operating income in the communications and electronics business declined by $2.1 million due to a loss of $900 thousand from the radio and receiver business and due to the completion of a data link contract last year. This completed data link contract had generated profits of $1.4 million last year, while the most significant data link contract we are working on this year was bid at no profit margin two years ago in a strategic move to expand our data link business over the long term. Training systems operating income was also down this year compared to last year. Lower air combat training sales, in addition to lower margins from ground combat training systems were contributing factors. Higher sales volume from government services contracts resulted in an improvement in operating income from this business unit. In addition, improved performance from the operations and maintenance business helped to bolster government services operating profits.

In December 2004, we entered into a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael, an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. The joint venture is a strategic move for both parties and holds promise to significantly expand Cubic’s product and customer base. Although we could receive significant orders in the near term, we do not expect to generate operating income from the venture for the first two to three years and may incur modest operating losses in the first two years to get the business started. In entering into the arrangement, we have also committed to invest up to $15 million of equity during the next three years. We are currently conducting an analysis of this arrangement to determine if Cubic is the primary beneficiary of the venture, as defined in FIN 46 “Consolidation of Variable Interest Entities.”  If Cubic is determined to be the primary beneficiary, we will consolidate this joint venture. To date, no investment has been made.

Transportation Systems Segment

Transportation segment sales remained essentially unchanged, at $64 million for the first quarter this year compared to $63 million in the first quarter last year. Sales from the PRESTIGE contract in London declined by $3 million from last year’s first quarter, but this decrease was more than offset by higher sales from other European service contracts. Sales from contracts in North America were down slightly this year compared to the first quarter last year, while sales from a contract in Australia increased.

Operating income in transportation systems decreased to $1.9 million in the first quarter this year from $4.0 million in the first quarter last year. Profit margins on several contracts in North America were unfavorably affected by costs that are now expected to grow by $6 million more than we had previously anticipated, related to the development of new software technologies for common fare collection solutions. This software integration effort is ongoing and we have re-assessed the costs to complete these projects, resulting in the recording of operating losses of approximately $6 million on these contracts for the quarter. This situation has also resulted in further delays in meeting project milestones. The losses from these projects were partially offset by higher profit margins from European service contracts. In addition, legal fees of $1.0 million related to the wrap-up of the contract dispute with the former subcontractor on the PRESTIGE project further impacted operating income in the first quarter this year. This compares to $1.2 million in legal fees incurred for this matter in the first quarter last year.

Backlog

As reflected in the table below, both funded and total backlog increased by about $100 million at December 31, 2004 compared to the beginning of the fiscal year. The increase came from both the defense and transportation systems segments.

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

	December 31,	September 30,
	2004	2004
	(in millions)
Total backlog
Transportation systems	$786.2	$733.9
Defense:
Communications and electronics	64.7	61.5
Training systems	323.9	317.6
Government services	417.8	377.0
Total defense	806.4	756.1
Total	$1,592.6	$1,490.0

Funded backlog
Transportation systems	$786.2	$733.9
Defense:
Communications and electronics	64.7	61.5
Training systems	323.9	317.6
Government services	96.4	72.7
Total defense	485.0	451.8
Total	$1,271.2	$1,185.7

Liquidity and Capital Resources

Cash flows from operations were negative for the first quarter by $10.5 million compared to a negative $22.4 million in the first quarter last year. Operating cash flows from the defense segment were negative due to growth in accounts receivable primarily caused by delayed funding to a prime contractor, for administrative reasons, which has delayed payment to us. Payment on this contract is expected to be received in the second quarter. Cash flows from the transportation systems segment were positive for the quarter due to an $18.2 million settlement payment received from a former subcontractor on the PRESTIGE project. The delays in meeting payment milestones on several North American contracts, as mentioned in the transportation segment section above, continued to negatively impact cash flows from the segment. We expect this situation to improve in the second half of fiscal 2005 as the milestones are reached, triggering payments from the customers. Foreign currency translation also caused accounts receivable to increase by approximately $9 million in the quarter.

Investing activities included $1.8 million used for normal capital expenditures and $6.2 million generated by the sale of marketable securities at no significant gain.

We made scheduled payments on long-term debt of $5.6 million during the quarter and borrowed $17.1 million on a short-term basis to meet working capital needs.

Accumulated Other Comprehensive Income grew by $4 million in the first quarter because of favorable foreign currency translation adjustments. This brings the balance of Accumulated Other Comprehensive Income up to $14 million as of December 31, 2004.

Our financial condition remains strong with working capital of $242 million and a current ratio of 2.4 to 1 at December 31, 2004. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future.

Our committed short-term credit facility in the U.S. expires in March 2005 and we are in the process of renegotiating the agreement with a group of financial institutions. The current facility totals $60 million, of which $35 million was utilized as of December 31, 2004.  We anticipate finalizing the new facility prior to the expiration date of the current facility.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2004, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

Exhibit No.	Description
3(i) —	Articles of Incorporation. Incorporated by reference from form 10-Q (Exhibit 3(i)) for the quarter ended December 31, 2003, commission file No. 1-8931
3(ii) —	Bylaws. Incorporated by reference from form 10-K (Exhibit 3(ii)) for the fiscal year ended September 30, 2004, commission file No. 1-8931
15 —	Report of Independent Registered Public Accounting Firm
31.1 —	Certification of CEO
31.2 —	Certification of CFO
32.1 —	CEO and CFO Certification

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2004:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 7, 2005	/S/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	February 7, 2005	/S/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller