Form 10-Q
period 2005-03-31
CUBIC CORP /DE/
filed 2005-05-10
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Yes ☒   No ☐

As of April 25, 2005, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Sales	$371,993	$346,216	$182,053	$175,184

Costs and expenses:
Cost of sales	301,011	269,912	148,506	134,865
Selling, general and administrative expenses	58,509	49,611	30,294	26,080
Research and development	3,378	1,908	1,731	1,048

	362,898	321,431	180,531	161,993
Operating income	9,095	24,785	1,522	13,191

Other income (expenses)
Interest expense	(2,640)	(2,232)	(1,311)	(1,179)
Other income	2,112	1,333	603	508
Minority interest	140	—	140	—
Income before income taxes	8,707	23,886	954	12,520

Income taxes	2,900	8,100	400	4,200

Net income	$5,807	$15,786	$554	$8,320

Net income per share	$0.22	$0.59	$0.02	$0.31

Dividends per common share	$0.09	$0.07	$0.09	$0.07

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	September 30, 2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$19,634	$10,622
Marketable securities, available-for-sale	—	6,200
Accounts receivable	309,438	343,197
Inventories	38,964	23,967
Deferred income taxes and other current assets	26,937	29,310
Total current assets	394,973	413,296

Long-term contract receivables	39,600	33,000
Property, plant and equipment - net	52,824	52,359
Goodwill	35,495	35,173
Other assets	9,621	9,096
	$532,513	$542,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,980	$25,048
Trade accounts payable	20,044	28,317
Customer advances	35,280	51,182
Other current liabilities	50,733	53,658
Accrued pension liability	9,475	8,618
Income taxes payable	2,426	5,908
Current portion of long-term debt	6,078	6,057
Total current liabilities	168,016	178,788

Long-term debt	44,548	50,037
Accrued pension liability	8,030	9,009
Deferred compensation	7,230	6,323
Minority interest	360	—

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	315,783	312,381
Accumulated other comprehensive income (loss)	12,255	10,095
Treasury stock at cost	(36,066)	(36,066)
	304,329	298,767
	$532,513	$542,924

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Operating Activities:
Net income	$5,807	$15,786	$554	$8,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,417	4,118	2,332	2,216
Changes in operating assets and liabilities	(12,781)	(59,995)	5,103	(28,197)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,557)	(40,091)	7,989	(17,661)

Investing Activities:
Net additions to property, plant and equipment	(4,703)	(3,349)	(2,917)	(1,733)
Acquisitions net of cash acquired	—	(4,934)	—	—
Proceeds from sale of marketable securities	6,200	3,021	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,497	(5,262)	(2,917)	(1,733)

Financing Activities:
Change in short-term borrowings, net	18,548	34,651	1,413	22,282
Long-term borrowings	—	9,026	—	120
Principal payment on long-term borrowings	(5,592)	(1,428)	—	—
Dividends paid	(2,405)	(1,871)	(2,405)	(1,871)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,551	40,378	(992)	20,531

Effect of exchange rates on cash	(479)	165	(810)	(109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,012	(4,810)	3,270	1,028

Cash and cash equivalents at the beginning of the period	10,622	22,370	16,364	16,532

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,634	$17,560	$19,634	$17,560

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31, 2005	September 30, 2004
	(unaudited)
Trade and other receivables	$11,244	$29,771
Long-term contracts:
Billed	89,231	85,056
Unbilled	253,704	262,230
Allowance for doubtful accounts	(5,141)	(860)
Total accounts receivable	349,038	376,197
Less estimated amounts not currently due	(39,600)	(33,000)
Current accounts receivable	$309,438	$343,197

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2005. Of this amount, approximately $32 million relates to the Prestige contract in the United Kingdom, which is a transportation systems contract. The balance of approximately $8 million relates primarily to a defense systems contract with the government of Singapore that is secured by a letter of credit.

During the quarter ended March 31, 2005, the company added $4.2 million to the allowance for doubtful accounts as the result of a default notice and subsequent claim filed by a certain transportation segment customer. The Company believes that it substantially completed work under the contract and that the amount is due, however, this allowance was recorded because of the uncertainty of ultimate collection.

Inventories consist of the following (in thousands):

	March 31, 2005	September 30, 2004
	(unaudited)
Finished products	$563	$510
Work in process and inventoried costs under long-term contracts	32,270	16,491
Raw material and purchased parts	6,131	6,966
Total inventories	$38,964	$23,967

At March 31, 2005, work in process and inventoried costs under long-term contracts includes approximately $7 million in costs incurred outside the scope of work on several contracts, primarily in the defense segment. Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders within the next year.

Note 3 – Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Net income	$5,807	$15,786	$554	$8,320
Foreign currency translation adjustments	2,237	9,035	(2,720)	2,297
Reclassification adjustment for gain on sale of marketable securities included in net income	—	(160)	—	—
Net unrealized gains from cash flow hedges	(77)	98	560	(280)
Comprehensive income (loss)	$7,967	$24,759	$(1,606)	$10,337

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Sales:
Defense	$242.2	$212.4	$120.2	$108.4
Transportation systems	122.3	126.2	58.4	63.1
Corporate and other	7.5	7.6	3.4	3.7
Total sales	$372.0	$346.2	$182.0	$175.2

Operating income (loss):
Defense	$14.2	$17.3	$7.6	$8.7
Transportation systems	(3.7)	9.0	(5.6)	5.0
Corporate and other	(1.4)	(1.5)	(0.5)	(0.5)
Total operating income	$9.1	$24.8	$1.5	$13.2

Note 5 – Financing Arrangements

In March 2005 the Company entered into a five year revolving credit agreement with a group of financial institutions in the amount of $150 million. The interest rate on this debt facility is a daily rate equal to the greater of the prime rate or the overnight Federal Funds Rate plus one-half of one percent, plus a spread up to 0.25%; or for Eurodollar loans the Adjusted LIBOR, plus a spread up to 1.25%. As of March 31, 2005 $40.9 million was outstanding under this agreement at a rate of 3.7% and is included in current liabilities because it is management’s intent to repay the borrowing within one year.

The credit agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, liens, contingent liabilities, dividends and other distributions to shareholders (but such dividend limitations are in excess of the Company’s current annual rate of dividends), transactions with affiliates, asset sales, acquisitions of businesses in excess of $20 million without permission of the administrative agent, mergers, and other matters customarily restricted in such agreements.

The credit agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a change in control and judgment defaults.

As of March 31, 2005, including the amount above, the Company had a total of $44 million outstanding under its various unsecured short-term borrowing arrangements in the U.S., UK, Canada and New Zealand at an average rate of 3.6%. The total borrowing availability of these facilities is approximately $174 million.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$3,766	$3,344	$1,889	$1,646
Interest cost	4,002	3,211	2,005	1,595
Expected return on plan assets	(4,129)	(3,007)	(2,068)	(1,493)
Amortization of:
Prior service cost	15	2	7	1
Actuarial (gain) loss	827	1,102	414	547
Administrative expenses	50	33	25	17
Net pension cost	$4,531	$4,685	$2,272	$2,313

Note 7 – Variable Interest Entity

In December 2004, the Company entered into a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority, Ltd. (Rafael), an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. The agreement requires the Company to invest up to $15 million in the joint venture over the first three years of operation, while Rafael will provide certain of its intellectual property to the joint venture in a royalty-free arrangement. The Company invested $1 million in the joint venture and it commenced operations during the quarter ended March 31, 2005, incurring approximately $300,000 in expenses. The Company analyzed this joint venture under the provisions of FIN 46 “Consolidation of Variable Interest Entities,” and concluded that it is the primary beneficiary of the arrangement. Therefore, the joint venture has been consolidated in the Company’s financial statements for the quarter ended March 31, 2005. Minority interest in the net loss from this business is reflected in the condensed consolidated income statement and minority interest in the net assets of the joint venture is included in the condensed consolidated balance sheet.

Note 8 – Legal Matter

In January 2005, a North American customer of the Company issued a cure notice on a contract for the supply of a bus fare collection system and in March 2005 issued a notice of default immediately after the Company had filed a motion asking a court to prevent the issuance of a default notice. In April 2005, the customer filed a claim for breach of contract, seeking damages of approximately $4 million, unspecified reprocurement costs, “consequential and liquidated damages” and attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to void that limitation.

The Company believes that both the default notice and the claim for damages are unwarranted and plans to vigorously defend against the allegations. In addition, the Company intends to amend its motion to include a complaint for breach of contract, as well as other applicable causes of action. Management believes the Company has substantially completed the contract and will seek payment of the remaining contract value of approximately $4.2 million, additional costs incurred for directed work outside the contract and attorney’s fees. Based on the advice of counsel, management believes it is more likely than not the Company will prevail in this matter, however, due to the uncertainty of collecting the outstanding receivable balance, an allowance for doubtful accounts reserve of $4.2 million was established in the quarter ended March 31, 2005 and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2005

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicle and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement and virtual simulation systems; and precision gunnery solutions. Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and tactical system markets.

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

Consolidated Overview

Sales increased during the quarter ended March 31, 2005 to $182 million, from $175 million in the second quarter last year, an increase of 4%. Sales growth compared to last year came from the defense segment, while transportation systems segment sales were down from last year. Defense sales in the second quarter were up to $120 million from $108 million, an increase of 11% over the same quarter last year. Transportation systems sales were $58 million for the quarter, an 8% decrease compared to $63 million in the second quarter last year.

Sales for the first six months of fiscal 2005 were $372 million compared to $346 million for the same period last year, an increase of 8%. Defense segment sales were $242 million for the six-month period, representing an increase of 14% over last year’s sales of $212 million in the first six months. Transportation systems sales were down from last year for the first six months to $122 million from $126 million, a decrease of 3%. (See the segment discussions following for further analysis of segment sales.)

Operating income decreased from $13.2 million in last year’s second quarter to $1.5 million this year primarily due to the transportation segment experiencing an operating loss of $5.6 million this year compared to operating income of $5.0 million in last year’s second quarter. The Defense segment also suffered a decline from $8.7 million in the second quarter of last year to $7.6 million this year.

For the first six months of fiscal 2005 transportation systems incurred an operating loss of $3.7 million compared to operating income of $9.0 million for the same period last year. Defense segment operating income decreased to $14.2 million, from $17.3 million last year. (See the segment discussions following for further analysis of operating income by segment.)

Net income decreased in the second quarter to $554,000 this year, or two cents per share, from $8.3 million last year, or 31 cents per share, due primarily to the operating loss in the transportation segment. Interest expense was slightly higher for the quarter than last year due to an increase in short-term borrowings. Other income included a gain of approximately $200,000 from foreign currency translation, before applicable income taxes. For the first six months of the fiscal year, net income decreased from $15.8 million, or 59 cents per share, to $5.8 million, or 22 cents per share, due primarily to the operating loss from the transportation segment. Foreign currency gains totaling $1.2 million (about $700,000 after applicable income taxes) added to net income for the first six months and represented 3 cents per share.

Selling, general and administrative (SG&A) expenses grew by $8.9 million compared to the first half of last year and increased from 14.3% to 15.7% of sales, with the increase coming from both segments. In the defense segment, the increase was due primarily to increased selling expenses incurred during the first quarter this year in pursuit of new contracts which we were awarded in the second quarter, such as the U.S. Army’s next-generation MILES Individual Weapon System (IWS) for live force-on-force training and the Initial - Homestation Instrumentation Training Systems (I-HITS) for U.S. Army, Army Reserve and National Guard sites. SG&A was higher in the second quarter this year primarily because the transportation segment recorded a bad debt provision of $4.2 million for an amount receivable from a customer that is doubtful of collection. (See the transportation segment section below and Note 8 to the condensed consolidated financial statements for further discussion of this situation.)

Research and development activities increased to $1.7 million in the second quarter of 2005 compared to $1.0 million the second quarter of 2004 due to spending for several projects in the defense segment related to communications and training systems.

Our projected effective tax rate for fiscal 2005 is 33% of pretax income, which is reflected in the provision recorded for the six-month period. The projected rate is less than last year’s rate of 34% because a greater proportion of our 2005 operating income is expected to come from the UK, where rates are lower than in the U.S. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(millions)
Defense Segment Sales
Communications and electronics	$24.6	$32.5	$11.3	$17.0
Training systems	98.3	78.4	51.0	31.9
Government services	119.3	101.5	57.9	59.5
	$242.2	$212.4	$120.2	$108.4

Defense Segment Operating Income
Communications and electronics	$0.2	$4.7	$0.1	$2.5
Training systems	6.9	7.7	3.6	2.5
Government services	7.4	4.9	4.2	3.7
Tactical systems	(0.3)	—	(0.3)	—
	$14.2	$17.3	$7.6	$8.7

Defense segment sales increased to $120 million in the second fiscal quarter this year from $108 million in the second quarter of fiscal 2004, an 11% increase. Training systems sales increased by almost $20 million compared to last year’s second quarter as a result of new contracts we were awarded last year. These included a contract for virtual simulation trainers and several contracts for ground combat training systems and laser engagement systems. The increase in training systems sales was partially offset by a decrease in communications and electronics sales for the quarter. This included lower sales of both data links and personnel locator systems. Government services sales were slightly lower for the quarter as a result of reduced support required for training activities related to the conflict in Iraq, while growth in sales from other government services contracts partially offset this decrease.

For the six-month period, defense segment sales increased by 14%, from $212 million in 2004 to $242 million this year. Training systems sales grew by about $20 million, while government services sales increased by nearly $18 million and communications and electronics sales decreased by $8 million. Training systems sales increased for the reasons mentioned above. Growth in government service sales for the six-month period came from several different contracts including the support of training activities related to the conflict in Iraq in the early part of the year, modeling the effects of weapons of mass destruction and other mission support activities. Decreased sales of data links, personnel locator systems and other communications products contributed to the decline in communications and electronics sales.

Operating income in the defense segment decreased in the second fiscal quarter from $8.7 million last year to $7.6 million this year. Training systems operating income was up in the second quarter this year due primarily to the increase in sales volume, with the biggest increase in operating income coming from ground combat training systems. Despite sales volume dropping slightly in government services, operating income increased due to better performance on several contracts, especially in the operations and maintenance business. Operating income in the communications and electronics business declined by $2.4 million due to lower sales volume this year from data links and personnel locator systems and an increase of approximately $600,000 in estimated costs for a program involving a new intelligence application of our data link and receiver technology.  In addition, we have substantially completed the profitable data link contracts we were working on last year, while the most significant data link contract we are working on this year was bid at a loss two years ago in a strategic move to expand our data link business over the long term. We are continuing to evaluate the communications and electronics business to determine the best course of action to improve the performance of this business unit.

For the first six months of the fiscal year, defense segment operating income was down from $17.3 million last year to $14.2 million this year. This was caused by the decrease in communications and electronics operating profits for the reasons identified above. Training systems operating profits were down only slightly from last year for the six-month period. This was caused by a decrease in air combat training operating profits on lower sales. We have received a number of delivery orders on the large air combat training contract won in 2003; however, overall work under this contract is still in the early stages of completion and has incurred a small loss on the work performed to date. We expect the profit margins from this contract to improve going forward as we receive additional orders under this contract. Government services operating income improved over last year as the result of higher sales volume and the performance improvement mentioned above.

As mentioned in the overview section above, we were awarded two important new contracts during the second quarter. These wins have far reaching strategic implications for Cubic. The IWS win has the potential of generating several hundred million in sales over the next 5 to 10 years and reinforces our leading position in the engagement simulation marketplace. Similarly, the I-HITS win establishes Cubic as the U.S. Army’s leading supplier for the rapidly growing home-station and deployable instrumented training market. Further, winning these contracts strengthens our position in the international marketplace where the demand for such systems continues to grow.

We announced earlier this year that we had entered into a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority, Ltd. (Rafael), an Israeli company. The joint venture will manufacture certain Rafael products for sale to the U.S. and Israeli defense forces. This new company began operations during the second quarter this year and incurred approximately $300,000 of expenses which are reflected in the table above as a line item called “Tactical Systems”. Although we could receive significant orders in the near term, we do not expect to generate operating income from the venture for the first two to three years. During this time modest operating losses are anticipated to get the business started. We completed our analysis of this arrangement and have concluded that Cubic is the primary beneficiary of the venture, as defined in FIN 46 “Consolidation of Variable Interest Entities.”  Therefore, we consolidated this joint venture in our financial statements for the quarter ended March 31, 2005. Minority interest in the net loss from this business is reflected on the income statement and minority interest in the net assets is included on the balance sheet.

Transportation Systems Segment

Transportation segment sales decreased 8% from $63 million in the second quarter last year to $58 million in the second quarter this year. For the six-month period, sales decreased 3% from $126 million last year to $122 million this year. Sales from contracts in North America were lower this year compared to both the second quarter and six-month periods last year, as progress toward completion was slowed due to difficulties with software development and integration on several programs. Higher sales on European contracts partially offset this decrease in North American sales.

Transportation systems incurred an operating loss of $5.6 million for the second quarter this year compared to operating income of $5.0 million in the second quarter last year. Profit margins on several contracts in North America and Australia were unfavorably affected by additional costs that are now projected to grow by $9.5 million more than we had anticipated last quarter, related to the development of new software technologies for common fare collection solutions, resulting in the recording of a loss of that amount on these contracts for the quarter. Although we made progress during the quarter toward resolving these software issues, the software development and integration effort is ongoing and we have again made our best estimates of the most likely costs to complete the projects.

In addition to these provisions for cost growth, we provided an allowance of $4.2 million for a doubtful accounts receivable balance with a customer that is attempting to terminate its contract with us. This provision is included in SG&A expenses on the condensed consolidated statement of income. We believe that we have substantially performed the requirements of the contract such that this payment is due to us and we believe the termination effort by this customer is unwarranted. See Note 8 to the condensed consolidated financial statements for further details of this situation. We also recorded a $1.3 million operating loss during the quarter due to unfavorable pricing on two contracts from the parking business we acquired last year. The losses from these projects in North America and Australia described above were partially offset by higher profits from European contracts.

For the first six months of the fiscal year, transportation systems incurred an operating loss of $3.7 million this year, compared to operating income of $9.0 million for the same period last year. This decline in operating performance was caused by cost growth provisions in the first and second quarters and the allowance for doubtful accounts provision in the second quarter, described above. The European business continued to perform well for the first six months, partially offsetting the operating losses incurred in North America and Australia.

Transportation systems is expected to return to profitability in the third quarter as the losses incurred in the second quarter in North America are not expected to continue, while the European business and the overall service business should continue to be solid.

Backlog

	March 31, 2005	September 30, 2004
	(in millions)
Total backlog
Transportation systems	$789.6	$733.9
Defense:
Communications and electronics	61.5	61.5
Training systems	303.4	317.6
Government services	391.6	377.0
Total defense	756.5	756.1
Total	$1,546.1	$1,490.0

Funded backlog
Transportation systems	$789.6	$733.9
Defense:
Communications and electronics	61.5	61.5
Training systems	303.4	317.6
Government services	106.4	72.7
Total defense	471.3	451.8
Total	$1,260.9	$1,185.7

As reflected in the table above, total backlog increased by about $56 million at March 31, 2005 compared to the beginning of the fiscal year, while funded backlog increased by about $75 million. The increase in total backlog came from the transportation segment and the increase in funded backlog came from both the defense and transportation systems segments. Although this represents a decrease in defense segment backlog from December 31, 2004, the two contracts mentioned in the defense segment section have important long-term potential for Cubic that is not reflected in the relatively small initial awards from these contracts in the second quarter.

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

Liquidity and Capital Resources

Cash flows from operations turned positive in the second quarter by approximately $8 million.   The improvement in cash flows during the quarter came from the defense segment due primarily to a reduction in accounts receivable of $16 million. Growth in inventories and a reduction of customer advances partially offset lower accounts receivable in the defense segment. Accounts receivable in the transportation segment also decreased during the quarter, primarily because of the allowance for doubtful accounts provision mentioned above, which did not provide cash. A decrease in customer advances resulted in negative cash flows for the quarter from this segment.

Net accounts receivable were $349 million at March 31, 2005 compared to $373 million at

December 31, 2004, representing a $24 million reduction for the quarter. Accounts receivable decreased by $17 million from operations. In addition, the bad debt reserve of $4 million mentioned above and foreign currency translation adjustments totaling $3 million caused reductions in account receivable at March 31, 2005 that did not provide cash.

Overall, inventories grew by more than $8 million during the quarter, primarily in the defense segment. About $7 million of this growth represents inventoried costs on long-term contracts where the customers directed us to perform work outside the scope of the contract. We expect to recover these costs from the customers through contract change orders, which will add to revenues when received.

Investing activities for the six-month period included almost $5 million used for normal capital expenditures and $6 million generated by the sale of marketable securities at no significant gain.

During the first six months of the fiscal year, we made scheduled payments on long-term debt of $5.6 million, paid dividends to our shareholders of $2.4 million and borrowed $18.5 million on a short-term basis.

Accumulated Other Comprehensive Income declined by $2 million in the second quarter primarily because the U.S. Dollar strengthened against the British Pound, generating a foreign currency translation adjustment. This reduced the balance of Accumulated Other Comprehensive Income to $12 million as of March 31, 2005.

Our financial condition remains strong with working capital of $227 million and a current ratio of 2.4 to 1 at March 31, 2005. We expect that cash on hand and our lines of credit will be adequate to meet our working capital requirements for the foreseeable future.

We renewed our committed credit facility with a group of banks in the U.S. during March 2005.  The new agreement has a five year term and provides credit up to $150 million at a daily rate equal to the greater of the prime rate or the overnight Federal Funds Rate plus one-half of one percent, plus a spread up to 0.25%; or for Eurodollar loans the Adjusted LIBOR, plus a spread up to 1.25%. The Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, liens, contingent liabilities, dividends and other distributions to shareholders (but such dividend limitations are in excess of our current annual rate of dividends), transactions with affiliates, asset sales, acquisitions of businesses in excess of $20 million without permission of the Administrative Agent, mergers, and other matters customarily restricted in such agreements. The agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, the occurrence of a change in control and judgment defaults.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended March 31, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

CUBIC CORPORATION

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In January 2005, a North American customer of the Company issued a cure notice on a contract for the supply of a bus fare collection system and in March 2005 issued a notice of default, immediately after we had filed a motion asking a court to prevent the issuance of a default notice. In April 2005, the customer filed a claim for breach of contract, seeking damages of approximately $4 million, unspecified reprocurement costs, “consequential and liquidated damages” and attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to void that limitation.

We believe that both the default notice and the claim for damages are unwarranted and plan to vigorously defend against the allegations. In addition, we intend to amend our motion to include a complaint for breach of contract, as well as other applicable causes of action. We believe we have substantially completed the contract and will seek payment of the remaining contract value of approximately $4.2 million, additional costs incurred for directed work outside the contract and attorney’s fees. Based on the advice of counsel, we believe it is more likely than not we will prevail in this matter, however, due to the uncertainty of collecting the outstanding receivable balance we established an allowance for doubtful accounts reserve of $4.2 million in the quarter ended March 31, 2005 and have expensed all costs incurred in the performance of the contract and costs incurred outside the scope of the contract.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 8, 2005.  Matters voted upon were (1) election of directors, and (2) the ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2005.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1.  Election of Directors

Director	For	Against	Withheld
Walter J. Zable	24,706,157	—	1,115,518
Walter C. Zable	24,765,979	—	1,055,696
Dr. Richard C. Atkinson	24,689,460	—	1,132,215
Robert T. Monagan	24,672,061	—	1,149,614
Raymond E. Peet	24,680,139	—	1,141,536
William W. Boyle	24,630,371	—	1,191,304
Raymond L. deKozan	24,755,863	—	1,065,812
Robert S. Sullivan	24,806,217	—	1,015,458
Robert D. Weaver	24,807,419	—	1,014,256

2. Ratification of Independent Auditors	25,544,539	248,351	28,785

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
10 —	Credit Agreement dated March 10, 2005
15 —	Report of Independent Registered Public Accounting Firm
31.1 —	Certification of CEO
31.2 —	Certification of CFO
32.1 —	CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 9, 2005	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	May 9, 2005	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller