Form 10-Q
period 2005-06-30
CUBIC CORP /DE/
filed 2005-08-09
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

Yes ☒    No ☐

As of July 29, 2005, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Sales	$585,783	$537,045	$213,790	$190,829

Costs and expenses:
Cost of sales	486,992	417,615	185,981	147,703
Selling, general and administrative expenses	83,464	76,432	24,955	26,821
Research and development	4,614	3,214	1,236	1,306
	575,070	497,261	212,172	175,830
Operating income	10,713	39,784	1,618	14,999

Other income (expenses)
Gain on sale of insurance policy	—	4,237	—	4,237
Interest expense	(3,842)	(3,347)	(1,202)	(1,115)
Other income	2,462	1,630	350	297
Minority interest	196	—	56	—
Income before income taxes	9,529	42,304	822	18,418

Income taxes	2,900	14,800	—	6,700

Net income	$6,629	$27,504	$822	$11,718

Net income per share	$0.25	$1.03	$0.03	$0.44

Dividends per common share	$0.09	$0.07	$—	$—

Average shares of common stock outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	September 30, 2004
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$29,171	$10,622
Marketable securities, available-for-sale	—	6,200
Accounts receivable	319,744	343,197
Recoverable income taxes	440	—
Inventories	30,543	23,967
Deferred income taxes and other current assets	29,397	29,310
Total current assets	409,295	413,296

Long-term contract receivables	35,100	33,000
Property, plant and equipment - net	51,859	52,359
Goodwill	35,621	35,173
Other assets	9,040	9,096
	$540,915	$542,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,391	$25,048
Trade accounts payable	23,947	28,317
Customer advances	36,631	51,182
Other current liabilities	57,940	53,658
Accrued pension liability	7,481	8,618
Income taxes payable	—	5,908
Current portion of long-term debt	6,062	6,057
Total current liabilities	175,452	178,788

Long-term debt	44,188	50,037
Accrued pension liability	10,136	9,009
Deferred compensation	7,398	6,323
Minority interest	304	—

Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	316,605	312,381
Accumulated other comprehensive income	10,541	10,095
Treasury stock at cost	(36,066)	(36,066)
	303,437	298,767
	$540,915	$542,924

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Operating Activities:
Net income	$6,629	$27,504	$822	$11,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,358	6,191	1,941	2,073
Gain on sale of insurance policy	—	(4,237)	—	(4,237)
Changes in operating assets and liabilities	(4,105)	(37,070)	8,676	22,925
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,882	(7,612)	11,439	32,479

Investing Activities:
Net additions to property, plant and equipment	(5,509)	(5,258)	(806)	(1,909)
Proceeds from sale of insurance policy	—	13,337	—	13,337
Acquisitions net of cash acquired	—	(4,934)	—	—
Proceeds from sale of marketable securities	6,200	3,021	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	691	6,166	(806)	11,428

Financing Activities:
Change in short-term borrowings, net	17,919	2,644	(629)	(32,007)
Long-term borrowings	—	9,026	—	—
Principal payments on long-term borrowings	(5,913)	(1,745)	(321)	(317)
Dividends paid	(2,405)	(1,871)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,601	8,054	(950)	(32,324)

Effect of exchange rates on cash	(625)	1,113	(146)	948

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,549	7,721	9,537	12,531

Cash and cash equivalents at the beginning of the period	10,622	22,370	19,634	17,560

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$29,171	$30,091	$29,171	$30,091

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30, 2005	September 30, 2004
	(unaudited)
Trade and other receivables	$9,249	$29,771
Long-term contracts:
Billed	85,814	85,056
Unbilled	264,897	262,230
Allowance for doubtful accounts	(5,116)	(860)
Total accounts receivable	354,844	376,197
Less estimated amounts not currently due	(35,100)	(33,000)
Current accounts receivable	$319,744	$343,197

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2005. Of this amount, approximately $32 million relates to the Prestige contract in the United Kingdom, which is a transportation systems contract.

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2005	2004
	(unaudited)
Finished products	$613	$510
Work in process and inventoried costs under long-term contracts	24,656	16,491
Raw material and purchased parts	5,274	6,966
Total inventories	$30,543	$23,967

At June 30, 2005, work in process and inventoried costs under long-term contracts includes approximately $6 million in costs incurred outside the scope of work on several contracts, primarily in the defense segment. Such costs were not significant as of September 30, 2004.  Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders within the next year.

Note 3 – Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income	$6,629	$27,504	$822	$11,718
Foreign currency translation adjustments	(671)	9,224	(2,908)	189
Reclassification adjustment for gain on sale of marketable securities included in net income	—	(160)	—	—
Net unrealized gains from cash flow hedges	1,117	670	1,194	572
Comprehensive income (loss)	$7,075	$37,238	$(892)	$12,479

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Sales:
Defense	$395.0	$325.1	$152.8	$112.7
Transportation systems	179.5	200.4	57.2	74.2
Corporate and other	11.3	11.5	3.8	3.9
Total sales	$585.8	$537.0	$213.8	$190.8

Operating income (loss):
Defense	$21.8	$26.2	$7.6	$8.9
Transportation systems	(8.9)	15.8	(5.2)	6.8
Corporate and other	(2.2)	(2.2)	(0.8)	(0.7)
Total operating income	$10.7	$39.8	$1.6	$15.0

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million. The interest rate on this debt facility is a daily rate equal to the greater of the prime rate or the overnight Federal Funds Rate plus one-half of one percent, plus a spread up to 0.25%; or for Eurodollar loans the Adjusted LIBOR, plus a spread up to 1.25%. As of June 30, 2005, $40 million was outstanding under this agreement at a rate of 4.25% and is included in current liabilities because it is management’s intent to repay the borrowing within one year.

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

As of June 30, 2005, including the amount above, the Company had a total of $43.4 million outstanding under its various unsecured short-term borrowing arrangements in the U.S., UK, Canada and New Zealand at an average rate of 4.3%.

Note 6 – Income Taxes

The Company’s effective tax rate for fiscal 2005 is now 30% of pretax income, which is reflected in the provision recorded for the nine-month period. The projected rate is lower than in previous quarters primarily because the majority of the Company’s operating income for the year ending September 30, 2005 is now expected to come from the UK, where rates are lower than in the U.S.

Note 7 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$5,718	$5,038	$1,952	$1,694
Interest cost	5,963	4,825	1,961	1,614
Expected return on plan assets	(6,192)	(4,518)	(2,063)	(1,511)
Amortization of:
Prior service cost	20	3	5	1
Actuarial (gain) loss	1,178	1,302	351	200
Administrative expenses	75	50	25	17
Net pension cost	$6,762	$6,700	$2,231	$2,015

Note 8 – Legal Matters

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that the Company’s performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company has substantially completed the contract prior to termination and that the remaining contract value is due and the Company will prevail at trial; however, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts reserve of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the quarter ended March 31, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. Based on information currently available, management believes there is no merit to the claim and that the Company will prevail in this matter. Therefore, no liability has been recorded as of June 30, 2005.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2005

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

Consolidated Overview

Sales increased during the quarter ended June 30, 2005 to $214 million, from $191 million in the third quarter last year, an increase of 12%. Sales growth came from the defense segment, with each of its business units contributing to the increase, while transportation systems segment sales were down significantly from last year. Defense sales in the third quarter were $153 million compared to $113 million last year, an increase of 36%. Transportation systems sales were $57 million for the quarter, a 23% decrease from $74 million in the third quarter last year.

Sales for the first nine months of fiscal 2005 were $586 million compared to $537 million for the same period last year, an increase of 9%. Defense segment sales were $395 million for the nine-month period, an increase of 22% over last year’s sales of $325 million for the same period. Transportation systems sales were down from last year for the first nine months to $180 million from $200 million, a decrease of 10%. (See the segment discussions following for further analysis of segment sales.)

Operating income decreased to $1.6 million in the third quarter this year compared to $15.0 million last year. The transportation segment incurred an operating loss of $5.2 million for the quarter, compared to operating income of $6.8 million in the third quarter last year. Defense segment operating income declined from $9.0 million last year to $7.6 million in the third quarter this year.

For the first nine months of fiscal 2005, transportation systems incurred an operating loss of $8.9 million compared to operating income of $15.8 million for the same period last year. Defense segment operating income decreased to $21.8 million, from $26.2 million last year. (See the segment discussions following for further analysis of operating income by segment.)

Net income decreased in the third quarter to $822,000 this year, or 3 cents per share, from $11.7 million last year, or 44 cents per share, due primarily to the operating loss in the transportation segment. Interest expense was slightly higher for the quarter than last year due to an increase in short-term borrowings. In addition, last year’s third quarter included a $4.2 million gain from the sale of a life insurance policy, which equated to about $2.1 million after taxes, or 8 cents per share. For the first nine months of the fiscal year, net income decreased from $27.5 million, or $1.03 per share, to $6.6 million, or 25 cents per share, due primarily to the operating loss from the transportation segment. Foreign currency gains totaling $1.2 million, or about $700,000 after applicable income taxes added 3 cents to net income per share in the first nine months this year, while the gain from the life insurance policy mentioned above added 8 cents to net income per share for the same period last year.

Selling, general and administrative (SG&A) expenses for the third quarter were down from last year by almost $2 million. A decrease in legal fees in the third quarter this year accounted for most of the decline. SG&A expenses grew by $7.0 million compared to the first nine months of last year, but remained at about 14.2% of sales. In the defense segment, the increase was due primarily to increased selling expenses incurred during the first quarter this year in pursuit of new contracts which we were awarded in the second quarter. Transportation segment SG&A was higher in the nine-month period this year because of a bad debt provision of $4.2 million recorded in the second quarter related to dispute with a North American customer of the Company.

Our projected effective tax rate for fiscal 2005 is now 30% of pretax income, which is reflected in the provision recorded for the nine-month period. The projected rate is lower than in previous quarters primarily because the majority of our operating income is now expected to come from the UK, where rates are lower than in the U.S. This effective rate could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Defense Segment Sales
Communications and electronics	$40.3	$47.0	$15.7	$14.5
Training systems	161.5	127.2	63.2	48.8
Government services	190.1	149.3	72.2	48.7
Other	3.1	1.6	1.7	0.7
	$395.0	$325.1	$152.8	$112.7

Defense Segment Operating Income
Communications and electronics	$(0.8)	$5.8	$(1.0)	$1.1
Training systems	11.0	11.3	4.1	3.6
Government services	12.8	8.9	5.4	4.0
Tactical systems and other	(1.2)	0.2	(0.9)	0.2
	$21.8	$26.2	$7.6	$8.9

Defense segment sales increased to $153 million in the third quarter this fiscal year from $113 million in the same quarter last year, a 36% increase. Communications and electronics sales increased 8% compared to last year’s third quarter due to increased sales of data links and communications products. Training systems sales increased by almost 30% as a result of growth in sales of ground combat training systems and laser engagement systems to the U.S. and allied governments. Government services sales were significantly higher for the quarter, increasing by 48%. The increase in government services sales came from both new contracts and the expansion of existing programs. The most significant growth was from a contract at the Joint Readiness Training Center (JRTC) in Fort Polk, LA, in support of combat training exercises.

For the nine-month period, defense segment sales increased by 22%, from $325 million in 2004 to $395 million this year. Training systems sales grew by about $34 million and government services sales increased by more than $40 million, while communications and electronics sales decreased by about $7 million. Decreased sales of data links, personnel locator systems and communications products contributed to the decline in communications and electronics sales for the first nine months this year. Training systems sales increased primarily due to new contracts we won last year for ground combat training systems and laser engagement systems. Government services sales were up by 27% for the first nine months of the fiscal year, with the most significant growth coming from the JRTC contract and from contracts for modeling the effects of weapons of mass destruction.

Operating income in the defense segment decreased in the third quarter from $8.9 million last year to $7.6 million this year. The decrease came from the communications and electronics business unit, which incurred an operating loss of $1.0 million for the third quarter compared to operating income of $1.1 million last year. Lower profit margins from the sale of personnel locator systems accounted for about half of the decline and increased costs of more than $500,000 on a program involving a new intelligence application of our data link and receiver technology also contributed to the decrease. In addition, an evaluation of inventories in the communications products business during the third quarter identified about $700,000 of components and products that are now considered obsolete or unusable, resulting in their value being written down to zero. Training systems operating income was up in the third quarter this year due to the increase in sales volume, although the percentage increase was not as great as the sales growth. The reason for this is that half of the sales growth came from two ground combat training systems that are in the early stages of completion and are not generating operating income. Government services operating income was higher in the third quarter due to the growth in sales volume mentioned above.

For the first nine months of the fiscal year, defense segment operating income was down from $26.2 million last year to $21.8 million this year, caused by a decrease in communications and electronics operating profits. In addition to the reasons identified above related to third quarter operating income, operating income was down for the nine-month period because we have substantially completed the profitable data link contracts we were working on last year, while the most significant data link contract we are working on this year was bid at a loss two years ago in a strategic move to expand our data link business over the long term. Training systems operating profits were about the same as last year for the nine-month period, despite the growth in sales. In addition to the two ground combat training system contracts mentioned above that are break-even at this point, we are working on a large air combat training contract won in 2003 that is also in the early stages of completion and has incurred a small loss on the work performed to date. We expect the profit margins from this contract to improve going forward as we receive additional orders under this contract. Government services operating income improved over last year primarily as the result of higher sales volume, but also because of performance improvement in the operations and maintenance division of the government services business unit.

We announced earlier this year that we had entered into a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority, Ltd. (Rafael), an Israeli company. The joint venture will manufacture certain Rafael products for sale to the U.S. and Israeli defense forces. This new company began operations during the second quarter this year but has not yet been awarded any contracts. The business has incurred approximately $500,000 of expenses which are included in the table above under the caption “Tactical Systems and Other”.

Transportation Systems Segment

Transportation segment sales decreased from $74 million in the third quarter last year to $57 million this year, a 23% decrease. For the nine-month period, sales decreased 10% from $200 million last year to $180 million this year. Sales from contracts in North America were lower this year compared to both the third quarter and nine-month periods last year. Sales from European and U.S. service contracts were also lower in the third quarter this year; however, for the nine-month period higher sales from European service contracts partially offset the decrease in North American sales.

The transportation segment incurred an operating loss of $5.2 million for the third quarter this year compared to operating income of $6.8 million in the same quarter last year. Estimated costs to complete several fare collection systems increased by $7.2 million more than we had estimated last quarter; therefore, a loss of that amount was recorded on these contracts during the quarter. Increased engineering hours incurred was the primary cause of the cost growth. We made good progress toward completion of these projects during the quarter, and a significant amount of the equipment has been installed; however, the costs of accomplishing this were higher than we were previously able to anticipate. The new cost estimates are our best estimates of the most likely costs to complete these contracts, which we anticipate will be substantially completed within the next six months.

In addition to these provisions for cost growth, we recorded a loss of $1.1 million on a contract we were awarded in the third quarter for a regional bus system in Sweden. In bidding this contract we accepted the risk that a certain number of counties would participate in the regional system. However, not all of the counties chose to participate, leaving us to absorb the associated non-recurring development costs. Additional counties may join in the future and provide additional revenues to cover our fixed costs; however, it is unknown at this time whether they will do so. We also incurred an additional $1.0 million operating loss during the quarter from the parking business we acquired last year. We are evaluating the cost structure of this business, as there is currently not sufficient sales volume to absorb its overhead costs. Profits from our service business in the U.S. and Europe partially offset the operating losses described above, however, in the third quarter were lower than in the third quarter last year, further contributing to the decline in operating income for the quarter.

For the first nine months of the fiscal year, transportation systems incurred an operating loss of $8.9 million this year, compared to operating income of $15.8 million for the same period last year. This decline in operating performance was caused by cost growth provisions in the first three quarters of the fiscal year totaling $22.5 million, an allowance for doubtful accounts provision of $4.2 million recorded in the second quarter related to the dispute with a North American customer of the Company, an operating loss totaling $2.9 million from the parking business and the $1.1 million loss on the contract in Sweden described above. Our service business generated higher operating profits in the first nine months this year, which partially offset these operating losses.

New operating management in the transportation systems segment is in the process of evaluating the work performed under various contracts, to ascertain the amount of customer directed work performed outside the scope of the contracts. It is management’s intent to seek reimbursement from the customers once this review is completed. No recoveries have been anticipated in the accounting for these contracts as of June 30, 2005.

While we are very disappointed that the costs of these projects have grown so significantly, we believe these efforts will be beneficial in the future. We are developing new automated fare collection technologies that we believe will provide a competitive advantage to us in the performance of future contracts.

Backlog

	June 30,	September 30,
	2005	2004
	(in millions)
Total backlog
Transportation systems	$755.3	$733.9
Defense:
Communications and electronics	60.2	61.5
Training systems	315.1	317.6
Government services	380.9	377.0
Total defense	756.2	756.1
Total	$1,511.5	$1,490.0

Funded backlog
Transportation systems	$755.3	$733.9
Defense:
Communications and electronics	60.2	61.5
Training systems	315.1	317.6
Government services	101.6	72.7
Total defense	476.9	451.8
Total	$1,232.2	$1,185.7

As reflected in the table above, total backlog increased by about $22 million at June 30, 2005 compared to the beginning of the fiscal year, while funded backlog increased by about $47 million. The increase in total backlog came from the transportation segment and the increase in funded backlog came from transportation systems segment and the government services business unit of the defense segment.

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

Liquidity and Capital Resources

Cash flows from operations were positive in the third quarter by $11.4 million. Transportation systems cash flows came primarily from a reduction in accounts receivable, while defense cash flows were primarily due to lower inventories. Overall, inventories were reduced by $8.2 million during the quarter. For the first nine months of the fiscal year, cash flows from operations were positive by $8.9 million. A reduction in accounts receivable of $19.6 million was partially offset by a decrease in customer advances of $14.9 million, for the nine-month period.

Investing activities for the nine-month period included about $5.5 million used for normal capital expenditures and $6.2 million generated by the sale of marketable securities at no significant gain.

During the first nine months of the fiscal year, we made scheduled payments on long-term debt of $5.9 million, paid dividends to our shareholders of $2.4 million and borrowed $17.9 million on a short-term basis.

Our financial condition remains strong with working capital of $234 million and a current ratio of 2.3 to 1 at June 30, 2005. We expect that cash on hand and our unused line of credit will be adequate to meet our working capital requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended June 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that the Company’s performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company has substantially completed the contract prior to termination and that the remaining contract value is due and the Company will prevail at trial; however, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts reserve of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the quarter ended March 31, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. Based on information currently available, management believes there is no merit to the claim and that the Company will prevail in this matter. Therefore, no liability has been recorded as of June 30, 2005.

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

CUBIC CORPORATION

Date	August 8, 2005	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	August 8, 2005	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller