Form 10-K
period 2005-09-30
CUBIC CORP /DE/
filed 2005-12-14
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

1-8931

Commission File Number

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue

San Diego, California 92123

Telephone (858) 277-6780

Common Stock	American Stock Exchange, Inc.
Title of each class	Name of exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes   ☒ No

The aggregate market value of 16,029,954 shares of voting stock held by non-affiliates of the registrant is: $303,607,000 as of March 31, 2005, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 18, 2005 including shares held by affiliates is: 26,719,845 (after deducting 8,944,884 shares held as treasury stock).

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

Automated revenue collection systems, including contactless smart cards, passenger gates, central computer systems and ticket vending machines for mass transit networks, including rail systems, buses, and parking applications.

We also perform a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance. We manufacture replacement parts for the products we produce.  In addition, we operate a corrugated paper converting facility through our subsidiary, Consolidated Converting Company.

In 2005, our defense segment continued the growth pattern of recent years through “organic” sales growth of 20%. While we made no defense related acquisitions in 2005, the strategic acquisition made in September 2003 and key contract wins continued to fuel growth in our defense training business. In addition, our government services business continued its expansion, growing by 27%. Our defense communications and electronics business unit is in a transition period from production of older systems to next-generation products and experienced a loss in 2005 on lower sales with higher research and development content. Transportation systems sales have leveled off in recent years primarily because of the completion of the initial phase of the fare collection system in London in 2003. Although the business has expanded in other regions, we experienced significant cost growth in the completion of several fare collection contracts this year, resulting in an operating loss in transportation systems for the year.

During fiscal year 2005, approximately 53% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2005. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

DEFENSE

Cubic’s defense business segment operates as the Cubic Defense Applications (CDA) group consisting of three market-focused business units: Training Systems, Mission Support, and Communications & Electronics.  Our products include customized military range instrumentation systems, tactical engagement simulation systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.  Our services include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, and field operations and maintenance.  We market our capabilities directly to various U.S. government departments and agencies and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers. In addition to the three business units, we have a new company formed in a joint venture with Rafael Armament Development Authority Ltd., an Israeli company, to produce certain Rafael defense systems in the United States for Israel and for U.S. customers.

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

TSBU’s business is organized into Air Combat Training, Land Combat Training, Tactical Engagement Simulation, and Simulation Systems.  In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery, indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the U.S. Air Force, Navy and Marine Corps.  The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment.  Many other nations employ Cubic’s ACMI systems.

TSBU’s Land Combat Training involves systems analogous to air ranges for ground force training.  TSBU provided turnkey systems to instrument two U.S. Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC) and is engaged in a multi-year effort to expand capability of the Alaska Training Range.  The unit also built ranges in recent years for the British Army in the U.K. and Canada.  TSBU is currently working on similar land combat training centers for Canada, Australia and for customers in the Middle East and Far East. To meet new customer demand for mobile instrumented training, TSBU has also developed a transportable, deployable system, known as I-HITS, now being fielded by the U.S. Army. In 2005, TSBU was awarded a five-year contract to produce I-HITS for the U.S. Army.

Laser-based Tactical Engagement Simulation systems, generally known as MILES (Multiple Integrated Laser Engagement Simulators), are used at combat training centers (CTC) and in other training environments to permit weapons to be used realistically, registering hits or kills, without live ammunition.  TSBU supplies MILES equipment as part of CTC contracts and as an independent product line.  Cubic MILES systems are being heavily utilized by U.S. Army and Marine Corps forces, as well as Air Force security forces, other U.S. agencies and many international customers.  We produce MILES equipment in the U.S. and at our New Zealand-based subsidiary, Oscmar International.  In 2005, Cubic was awarded a 5-year $113 million IDIQ contract to produce MILES Individual Weapon System (IWS) kits for the U. S. Army.

TSBU’s Simulation Systems Division (SSD) produces virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate actual battlefield or other environments.  SSD also produces combat system and maintenance trainers.

Mission Support (Government Services)

CDA’s Mission Support Business Unit (MSBU), along with the separate Force Modernization Division (FMD), is a leading provider of tactical knowledge-based services to the U.S. Government and allied nations, with an emphasis on military training.  Our mission support business consists of approximately 3,300 people at more than 90 locations throughout the world.  Our personnel serve with clients in their actual environments and prepare forces through comprehensive training, exercises, education, and operational support to meet the full scope of their missions, from large scale combat operations, to special operations, peacekeeping, consequence management, and humanitarian assistance operations worldwide.  We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (including live and computer-based) as final preparation of forces prior to their deployment to mission areas.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.  U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, MSBU and FMD are viewed as premier service providers and formidable competitors.  We typically compete as prime contractors to the government, but also team with other companies depending on the skills required.  Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battle situations.  More recently, the business base has broadened to include integrated live, virtual, and constructive training support, distance learning, knowledge management, weapons effects modeling, intelligence analysis, homeland security training and exercises, and military force modernization.

Our programs include providing mission support services to three of the Army’s major CTCs, to the JRTC as prime contractor, and to the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor.  These services include planning, executing and documenting large scale exercises aimed at stressing U.S. forces in situations as close to actual combat as possible. Cubic is assisting the Army National Guard in developing and implementing a similar exportable combat training capability at selected Guard locations in the U.S.

At U.S. Joint Forces Command, Cubic supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC), including support to worldwide exercises and the development and fielding of the Joint National Training Capability (JNTC).  We provide similar technical and management support services to the U.S. Army’s National Simulation Center (NSC) at Fort Leavenworth, Kansas. On the Marine Air Ground Task Force Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to U.S. Marine forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. Cubic provides contractor logistics and training support necessary to operate and maintain a wide variety of flight simulation, Unmanned Aerial Vehicles (UAV), and other facilities worldwide for U.S. and allied forces under multiple long-term contracts. In addition, we provide a broad range of operational support to the U.S. Navy’s newly-formed Anti-Submarine Warfare (ASW) Command.

Cubic initiated and has continued to operate the Korea Battle Simulation Centers (KBSC) since their inception in 1991.  KBSC prepare U.S. and allied forces in Korea to deal with situations which may develop in their areas of responsibility and include the world’s largest and most complex training event, the annual ULCHI FOCUS LENS exercise.

At the U.S. Army I Corps Battle Simulation Center, Cubic provides the technical and operational expertise necessary to support worldwide training, exercises, evaluations, and mission rehearsals for I Corps active and reserve component units, the new Stryker brigades, other services, and joint commands.

Cubic supports the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons.  Cubic supports DTRA with modeling and simulations to assess and predict the effects of such weapons in combat and other environments. Additionally, Cubic provides comprehensive support to help plan, manage, and execute DTRA’s worldwide CBRNE exercise program, which trains senior U.S. and allied civilian and military personnel, first responders, and other users of DTRA products.

Cubic has multiple contracts with the U.S. Army and other government agencies to improve the quality and reach of training and education initiatives for individuals up through large organizations. Cubic’s products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning tools, and other advanced education programs for U.S. and allied forces.

FMD’s principal business is providing specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union in the transformation of their militaries to a NATO environment.  These very broad force modernization contracts entail both sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. FMD also operates battle simulation centers for select countries.

We believe the combination and scope of CDA’s mission support and training systems business is unique in the industry, permitting us to offer customers a complete training and readiness capability from one source.

Communications & Electronics

Our Communications and Electronics Business Unit (CEBU) is a supplier of secure data links, intelligence receivers, high power RF amplifiers and search and rescue avionics systems to the U.S. military, other agencies and allied nations.  CEBU’s products support the strong military trend toward network-centric warfare and modernization initiatives.  The unit has long supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system and supplies the principal datalink for the United Kingdom’s ASTOR program.  Capitalizing on a multiyear internal R&D program, CEBU won a competitive contract in fiscal 2003 to develop and produce the next-generation Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS is now being installed on major surface ships of the U.S. fleet.  Smaller, tactical versions of our Common Data Link have been selected for both legacy and new military platforms, such as UAV, which require high performance in a small package.

CEBU’s Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search-rescue mission.  We have continued to receive orders for an upgraded PLS which has been redesigned to interface with all modern search and rescue system standards, thus positioning us for major platform upgrades expected over the next few years.

CEBU has also begun to successfully leverage its communications products portfolio to move into larger subsystem and system level programs in the areas of communications interception and jamming (Electronic Warfare) and communications intelligence.  We have been awarded contracts by the U.S. Navy and intelligence services for the initial development of these systems which could evolve to production contracts and potentially lead to new opportunities within these services.

Raw Materials:

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products.  A significant portion of the segment’s end products are composed of purchased electronic components and subcontracted parts and supplies. These items are primarily procured from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the defense segment at September 30, 2005 was $476 million compared to $452 million at September 30, 2004.  Total backlog, including unfunded customer orders, was $728 million at September 30, 2005 compared to $756 million at September 30, 2004. Approximately $312 million of the September 30, 2005 total backlog is not expected to be completed by September 30, 2006.

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

Competition also exists among projects for funding in the defense budget.  While the U.S. defense budget has seen above average increases in recent years, long-term growth will only occur in those segments which offer very high payoff and are consistent with warfighting priorities and growing fiscal restraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems which rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  We believe Cubic’s training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

TRANSPORTATION SYSTEMS

Cubic Transportation Systems (“CTS”) is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of services and systems solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, CTS designs, develops and manufactures its own technology components, such as smart card readers, magnetic ticket transports, and controller boards, for use within its suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, the transportation segment has been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, the New York / New Jersey region, the Washington, D.C. / Baltimore / Virginia region, the Los Angeles region, the San Diego region, San Francisco, Minneapolis/St. Paul, Chicago, Atlanta, and Edmonton, Canada, Brisbane, Australia, and Scandinavia.

These programs provide a solid base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a joint venture company in which Cubic has a 37.5% ownership, was awarded a contract called “PRESTIGE” to outsource the London Transport fare collection services.  This 17-year contract, now in its eighth year, is the largest automated fare collection contract ever awarded.  Our share of the work, including all contract change orders to date, exceeds $900 million over the 17-year life of the contract.

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

Backlog:

Total sales backlog of the transportation systems segment was funded at September 30, 2005 and 2004, and amounted to $733 million and $734 million, respectively. Approximately $534 million of the September 30, 2005 total backlog is not expected to be completed by September 30, 2006.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such foreign competitors as Thales, Ascom, Scheidt & Bachmann and ERG.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, it is common practice to form consortiums that include, in addition to the fare collection companies noted above, telecommunications, consulting and computer services companies including Keane, Siemens, Accenture, Metropolitan Transit Railway Corporation, Unisys, Computer Sciences Corporation and EDS.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

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

Backlog:

Consolidated Converting Company had little sales backlog at September 30, 2005 and 2004. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of long-term contracts.

Competition:

This business competes with concerns of varying size, including some very large companies. It is not possible to predict the extent of the competition which present or future activities will encounter, particularly since the market for this subsidiary’s products is subject to rapidly changing competitive conditions.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services, grow our niche position as a supplier of network-centric technologies for communications systems and products, and maintain our position as the leading provider of integrated intermodal regional transit fare collection systems to transit authorities worldwide. Our strategies to achieve these objectives include:

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

An example of this in our defense segment is the recent competitive award of a contract to provide the next generation U.S. mobile ground training system.  Starting in the early 1980’s we built sophisticated ground training instrumented facilities for the U.S. and foreign militaries.  Our experience and innovation in this area of training technology was a key factor in the recent award by the U.S. Army of a five year $71 million contract for the first mobile training facilities known as Initial-Homestation Instrumentation Training System or “I-HITS”.  These new mobile training facilities will be deployed into combat areas and will utilize the latest in training technologies.

In our transportation segment we have had a relationship with the Washington Metropolitan Area Transportation Authority (WMATA) for 30 years, since we first implemented their magnetic ticketing system, and have over the years installed a complete back office system and over 4,000 pieces of equipment.  In 1999, we upgraded their system with SmarTrip®, the first contactless smart card implementation in the U.S. and have since added other applications such as parking, security access and prepaid transit benefits to the system.  We are currently rolling out the SmarTrip system to 1,600 WMATA buses, to over 2,000 buses throughout the Baltimore and Northern Virginia region and to the regional rail system.  We are also supplying a point-of-sale distribution network and upgrading the central computer system to offer region-wide services and to interface to a third party operated customer service center. Similarly, we are regionalizing integrated fare collection systems in London, New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 53% of our sales are made directly or indirectly to the U.S. government, however, this represents a wide variety of product and service sales to many different U.S. government agencies. While as much as 15% of our sales in recent years came from the PRESTIGE contract in London, its share of total sales decreased to less than 7% in both 2004 and 2005. The London area is still one of our strongest markets for transportation systems but we believe the decreased reliance on a single customer is a positive trend for the transportation systems segment.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 44% of our sales revenue in 2005 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

Through selective strategic acquisitions we seek to expand our customer base, broaden our technical solutions, gain staffing resources and leverage our entry into related new markets. In our defense segment we recently acquired a virtual training technology company that broadened our presence in the training market and expanded our relationship with one of our key U.S. Army customers.  In our transportation segment, we recently acquired two small parking product companies.  The strategic benefit of these acquisitions was to secure a presence in the Canadian marketplace where we see future fare collection system opportunities, such as Toronto, and to expand fare collection solutions for our core customers who want to offer smart card enabled on-street and off-street parking solutions.

OTHER MATTERS

We pursue a policy of seeking patent protection for our products where deemed advisable, but do not regard ourselves as materially dependent on patents for the maintenance of our competitive position.

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

The cost of Company sponsored research and development (R&D) activities was $8.1 million, $5.5 million, $4.8 million in 2005, 2004, 2003, respectively. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required product development activity increased in 2005 to $65 million, compared to $51 million and $46 million in 2004 and 2003, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 6,000 persons at September 30, 2005.

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

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2005.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•                  suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•                  impairment of our reputation or relationships with any significant government agency with which we conduct business;

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

Most U.S. government agencies can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination.  If an agency terminates a contract with us for default, we are denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source.  We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

•                  the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

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

We may not be afforded the opportunity in the future to bid on contracts that are held by other companies and are scheduled to expire if the agency decides to extend the existing contract.  If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years.  If we win a contract, and upon expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

Because of the complexity and scheduling of contracting with government agencies, we occasionally incur costs before receiving contractual funding by the government agency.  In some circumstances, we may not be able to recover these costs in whole or in part under subsequent contractual actions.

If we are unable to consistently retain existing contracts or win new contract awards, our business prospects, financial condition and results of operations will be adversely affected.

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

•                  unfamiliar and unknown business practices and customs;

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

Our foreign subsidiaries and joint ventures generally conduct business in foreign currencies and enter into contracts and make purchase commitments that are denominated in foreign currencies.   Accordingly, we are exposed to fluctuations in exchange rates, which could have a significant impact on our results of operations.  We have no control over the factors that generally affect this risk, such as economic, financial and political events and the supply of and demand for applicable currencies.  While we use foreign exchange forward and option contracts to hedge significant contract sales and purchase commitments that are denominated in foreign currencies, our hedging strategy may not prevent us from incurring losses due to exchange fluctuations.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Approximately 73% of our revenues in 2005 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Often, we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

•                  the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•                  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

•                  regulations of most state and regional agencies and foreign governments similar to those described above;

•                  the Sarbanes-Oxley Act of 2002; and

•                  tax laws and regulations in the U.S. and in other countries in which we operate.

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

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.  We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors.  These agreements may be breached and remedies for a breach may not be sufficient to compensate us for damages incurred.  We generally control and limit access to our product documentation and other proprietary information.  Other parties may independently develop our know-how or otherwise obtain access to our technology.

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

We currently have unsecured borrowing arrangements.  The terms of these borrowing arrangements include provisions that require and/or limit our levels of working capital, debt and net worth and coverage of fixed charges.  We also have provided performance guarantees to various customers that include financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage.

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

•                  we may not eliminate redundant costs in selecting acquisition candidates; and

•                  one or more of our acquisition candidates may also have unexpected liabilities or adverse operating issues that we fail to discover through our due diligence procedures prior to the acquisition.

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect the market price of our common stock.

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget, and our pricing affect our operating margins. Significant growth in costs to complete our contracts, such as we experienced in our transportation systems business in 2005, may adversely affect our results of operations in future periods. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

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

Item 2.    PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 75% of the square footage, including 540,000 square feet located in San Diego, California and 468,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  We are currently using or leasing approximately 270,000 square feet of the Orlando facility and have hired a property management firm to assist us in leasing the excess space to third parties. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Arlington, VA	Leased
Auckland, New Zealand	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
San Diego, CA	Leased and owned
Santa Clara, CA	Leased
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Auburn, NSW Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Frankfurt, Germany	Leased
London, England	Leased
Los Angeles, CA	Leased
Montreal, Canada	Leased
New York, NY	Leased and owned
Merthsham, Surrey, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Leased and owned
Tullahoma, TN	Owned
Vancouver, Canada	Leased

Other:
Whittier, CA	Leased

Investment properties:
San Diego, CA	Owned
Teterboro, NJ	Leased

Item 3.    LEGAL PROCEEDINGS.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran has asked the U.S. Supreme Court to review the 9th Circuit decision. Pending any such review, the matter is on hold in the 9th Circuit and the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; however, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. The Court denied the Company’s motion to transfer the case to arbitration. The Company has appealed that decision to the California Court of Appeals. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2005.

The Company is not a party to any other pending proceedings, other than ordinary litigation incidental to the business. Management believes the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on the Company’s financial position.

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

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the American Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	Fiscal 2005		Fiscal 2004		Fiscal 2005	Fiscal 2004
	High	Low	High	Low
First quarter	$25.92	$21.36	$30.10	$22.17	—	—
Second quarter	24.15	18.35	27.01	21.13	$.09	$.07
Third quarter	19.80	16.53	28.39	20.52	—	—
Fourth quarter	19.47	16.61	25.31	19.26	$.09	$.09

On November 18, 2005, the closing price of our common stock on the American Stock Exchange was $17.80.

There were approximately 1,200 shareholders of record of our common stock as of November 18, 2005.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2005	2004	2003	2002	2001

Results of Operations:
Sales	$804,372	$722,012	$634,061	$559,604	$501,679
Cost of sales	672,541	549,170	493,377	426,012	385,569
Selling, general and administrative expenses	110,644	107,139	87,888	85,459	76,052
Interest expense	5,386	4,658	3,659	3,538	3,601
Income taxes	453	19,394	18,514	11,484	10,266
Net income	11,628	36,911	36,519	29,437	20,842

Average number of shares outstanding	26,720	26,720	26,720	26,720	26,720

Per Share Data:
Net income	$0.44	$1.38	$1.37	$1.10	$0.78
Cash dividends	0.18	0.16	0.14	0.13	0.13

Year-End Data:
Shareholders’ equity	$297,158	$298,767	$255,292	$213,163	$190,895
Equity per share	11.12	11.18	9.55	7.98	7.14
Total assets	547,280	542,924	460,226	374,459	341,347
Long-term debt	43,776	50,037	47,142	48,571	50,000

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2005, 68% of sales were derived from defense, while 32% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 53% of sales in 2005 compared to 50% in 2004 and 44% in 2003.

Cubic Defense Applications is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

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

Consolidated Overview

Sales in fiscal 2005 were $804 million compared to $722 million in 2004, an increase of 11%, and the fourth consecutive year of double-digit sales growth. Sales of $722 million in 2004 represented a 14% increase over 2003 sales of $634 million. All of the sales growth in both 2004 and 2005 came from the defense segment, while transportation systems sales were virtually flat for the three year period from 2003 to 2005. The growth in 2005 defense sales all came from existing businesses, while nearly $40 million of the growth in fiscal 2004 defense sales came from the training systems business we acquired at the end of 2003. Transportation systems made two small acquisitions, one at the end of 2004 and one early in 2005, which added about $9 million to fiscal 2005 transportation systems sales. See the segment discussions following for further analysis of segment sales.

Operating income fell to $13.1 million in 2005 compared to $54.2 million in 2004, representing a 76% decrease. Operating income in 2004 increased by 13% over 2003 operating income of $48.0 million. The primary cause of the decrease in operating income in 2005 was an operating loss of $13.8 million incurred in the transportation systems segment, compared to operating income for the segment of $28.2 million in 2004. Defense operating income decreased from $34.5 million in 2004 to $30.1 million in 2005 primarily due to a change in sales from mature to newer systems with significant research and development content. Operating income was also impacted in 2005 by the costs of initial year compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These costs, which are included in corporate and other costs in our segment reporting, amounted to $1.4 million and included consultants, software and additional audit fees. In 2004, both segments posted operating income improvements over 2003, with the bigger increase coming from the defense segment. Operating income in 2004 was impacted by a $6 million provision for a legal matter that arose from a contract with the government of Iran in 1977. Although this was a defense related contract, we did not include this provision in the defense segment due to the remote connection of this matter to our current defense operations, since the events in question occurred more than 25 years ago. See the segment discussions following for further details of segment operating results.

Net income in 2005 was $11.6 million ($0.44 per share), down 69% from $36.9 million ($1.38 per share)

in 2004. Net income in 2004 was nearly the same as 2003 net income of $36.5 million ($1.37 per share). The drop in net income in 2005 was primarily because of the operating loss in the transportation systems segment, and was further impacted by the decrease in defense segment operating income. Approximately $2.8 million of the 2005 net income was from a reduction in tax contingency reserves in the fourth quarter, while $2.3 million, after taxes, of the 2004 net income was from a gain on the sale of a life insurance policy in the third quarter. The loss provision for the Iran legal matter described above reduced 2004 net income in the fourth quarter by approximately $3.8 million after taxes. Approximately $5.3 million, after taxes, of the 2003 net income was from gains on the sale of two parcels of real, which were no longer used in the business. The following table provides insight into our results of operations by summarizing the effects of these items on our net income:

	2005	2004	2003
	(in millions)
Earnings before certain identified items	$8.8	$38.4	$31.2
Gains on sale of assets	—	2.3	5.3
Provision for litigation (Iran)	—	(3.8)	—
Reversal of tax contingency reserves	2.8	—	—
Net income as reported	$11.6	$36.9	$36.5

The gross margin fell to 16.4% in 2005 compared to 23.9% in 2004 and 22.2% in 2003. This decrease in 2005 reflects the losses incurred on contracts in the transportation systems segment and lower margins from the defense segment due to a loss in the Communications and Electronics Business Unit.

Selling, general and administrative (SG&A) expenses decreased to 13.8% of sales compared to 14.8% in 2004 and 13.9% in 2003. SG&A expenses in the defense segment increased in both 2004 and 2005 in support of the higher sales volume, but decreased as a percentage of sales in 2005. Transportation systems SG&A expenses decreased in 2005, after having increased in 2004 due to legal, consulting and engineering support costs incurred that year related to a contractual dispute with a former subcontractor.

Company sponsored research and development (R&D) spending increased in 2005 over the 2004 level, however, R&D costs continued to be incurred primarily in connection with customer funded activities. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required development activity increased in 2005 to $65 million, compared to $51 million in 2004 and $46 million in 2003; however, these costs are included in cost of sales as they are directly related to contract performance.

Interest and dividend income increased in 2005 over both 2004 and 2003 due to somewhat higher cash balances available for investment and higher interest rates. Other income increased in 2005 compared to 2004, primarily because of increased foreign currency exchange gains on intercompany advances to our U.K. subsidiary, primarily in the first quarter. Interest expense increased in both 2004 and 2005 due to higher amounts of short-term borrowings during each year than in the previous year.

Our effective tax rate for 2005 was 3.7% of pretax income compared to 34.4% in 2004 and 33.6% in 2003. The decrease in our effective rate in 2005 was due primarily to the reversal of tax contingency provisions related to a foreign and a domestic state tax matter, each of which was resolved in our favor during, or subsequent to, the fourth quarter. Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Tax legislation enacted in 2004 repealed the Extraterritorial Income (ETI) exclusion relating to export sales. Over a transition period which began in 2005, the new tax rules phase-out the ETI exclusion benefit and provide for a new tax deduction in computing profits from the sale of products manufactured in the United States. The tax benefit we realize from the new legislation is expected to be substantially equivalent to the benefit we realized under the repealed ETI exclusion.

We are continuing to evaluate the impact of tax legislation enacted in 2004 that provides incentives for repatriation of capital to the U.S. We must determine if it will be beneficial to take advantage of the provisions of the legislation by reinvesting some amount of capital in the United States in fiscal 2006. We believe that if the decision is made to reinvest a portion of this capital in the U.S., the related tax liability will not have a material impact on Cubic’s results of operations or financial position.

Defense Segment

Years ended September 30,	2005	2004	2003
	(in millions)

Defense Segment Sales
Communications and electronics	$52.5	$65.5	$55.0
Training systems	227.9	181.6	160.1
Government services	257.0	202.4	148.8
Other	6.0	3.4	1.2
	$543.4	$452.9	$365.1

Defense Segment Operating Income
Communications and electronics	$(4.9)	$6.6	$4.2
Training systems	17.0	14.5	12.3
Government services	19.2	13.2	8.2
Tactical systems and other	(1.2)	0.2	(0.1)
	$30.1	$34.5	$24.6

Defense sales grew to $543 million in 2005 from $453 million in 2004, a 20% increase. All of the increase in 2005 sales was “organic,” coming from businesses we owned in 2004. The biggest sales increase came from the government services business unit, which increased 27% from $202 million in 2004 to $257 million in 2005. The increase in government services sales came both from new contracts and the expansion of existing programs. The most significant growth came from a contract at the Joint Readiness Training Center (JRTC) in Fort Polk, LA, in support of combat training exercises and from contracts for modeling the effects of weapons of mass destruction. Training systems sales increased by 25%, from $182 million to $228 million, as a result of growth in sales of air and ground combat training systems and laser engagement systems to the U.S. and allied governments. Air combat training sales increased in 2005 as activity on the major IDIQ contract we won in 2003 expanded. Ground combat training sales also increased due to training ranges we are building in Canada, Australia and the Middle East. We received new orders during the year for multiple integrated laser engagement systems (MILES), resulting in higher sales from this product line as well. Communications and electronics sales decreased 20% from $66 million in 2004 to $53 million in 2005, as sales of legacy data link and avionics products declined. We are encouraged by orders we received recently for our new communications and electronics products, which we expect will generate higher sales for this product line in the future.

Defense sales of $453 million in 2004 represented an increase of 24% over 2003 sales of $365 million. Of the increase in 2004 sales, nearly $40 million came from the Simulation Systems Division (SSD) acquired in September 2003, which is included with training systems in the foregoing table. Not including SSD, defense sales would have increased 13% from 2003 to 2004. This growth came despite a decrease of nearly $20 million in training systems sales, other than from SSD, due primarily to a decline in air combat training sales from the 2003 level. MILES sales also decreased in 2004, but this decrease was more than offset by higher sales from ground combat training systems. Communications and Electronics Business Unit sales were also higher in 2004 because of a contract we won in 2003 to develop a common data link subsystem (CDLS) for the U.S. Navy. Government services sales increased by $54 million in 2004, a 36% increase. As in 2005, the most significant sales increase in government services came from the JRTC contract. Other than from JRTC, government services sales grew by 20% in 2004.

Operating income in the defense segment fell to $30.1 million in 2005 from $34.5 million in 2004, a 13% decrease, after having increased 40% in 2004.  Higher operating income from training systems and government services was more than offset by an operating loss in communications and electronics and start up expenses for the joint venture we entered into early in the year. This 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority Ltd. (Rafael), an Israeli company, will manufacture certain Rafael products for sale to the U.S. and Israeli defense forces. This new company began operations during the second quarter this year, but did not receive its first contract award until shortly before the close of the fiscal year and, therefore, had no sales in fiscal 2005. The business incurred approximately $1.3 million in expenses in 2005, which are included in the table above under the caption “Tactical Systems and Other.”Cubic is the primary beneficiary of the venture, as defined in FIN 46 “Consolidation of Variable Interest Entities,” therefore, we consolidated this joint venture in our financial statements. As a result, all of the income and expenses of this business are included in the calculation of operating income even though it is only 50% owned by Cubic. Minority interest in the net loss from this business is reflected on the income statement and minority interest in the net assets is included on the balance sheet.

The operating loss in communications and electronics in 2005 was primarily due to cost growth totaling nearly $5 million on two contracts, one a program involving a new intelligence application of our data link and receiver technology and the other the CDLS contract mentioned above. In addition, approximately $2 million in overstocked or obsolete communications products inventory was written down in value to zero. This inventory valuation adjustment was due primarily to the transition of this product line from building predominately surveillance receivers to building power amplifiers. In addition, the decrease in sales of legacy data link and avionics products reduced operating income by more than $6 million. With the transition to the new communications and electronics products now complete, we are optimistic that this business unit can return to profitability in fiscal 2006.

Operating income in communications and electronics improved in 2004 over 2003 primarily because 2003 was impacted by a loss provision of $3 million related to our investment in new communications technology for the CDLS contract. In addition, communications and electronics operating income was bolstered in 2004 by performance on another data link contract with a foreign customer. Avionics products, such as personnel locator systems, generated higher operating income in 2004; however, this was offset by operating losses from the surveillance receiver product line.

Training systems operating income increased in 2005, compared to 2004, because of higher sales from ground combat training and MILES contracts. However, operating income as a percentage of sales decreased slightly because a portion of the sales growth came from ground combat training ranges in Canada, Australia and the Middle East that have low profit margins. In addition, two new contracts for laser engagement and combat training systems were in the early stages of completion in 2005, with little or no profit recognized until they are further along toward completion. Operating income in training systems increased in 2004 over 2003 because of the acquisition of SSD late in 2003. SSD added $2.3 million to training systems operating income in 2004. Higher operating income from ground combat training systems in 2004 offset the profit impact of lower sales volume from air combat training systems and MILES products.

Government services operating income in 2005 increased over 2004 due to higher sales volume and improved operating performance. Operating income as a percentage of sales increased from 6.5% in 2004 to nearly 7.5% in 2005, as SG&A expenses did not increase in proportion to the sales increase, thereby improving the profit margin. Government services operating income improved in 2004 compared to 2003 primarily because of higher sales volume, but also because of improved performance from operations and maintenance (O&M) contracts. The O&M business recorded a loss in 2003 on one particular contract which had experienced cost growth that year.

Transportation Systems Segment

Transportation systems sales were nearly flat for the 2003 to 2005 period, with 2003 and 2004 virtually equal, at $253 million, while 2005 decreased about 3% to $246 million. North American sales in 2005 decreased from the 2004 level by 15%, while sales in Australia and Europe increased about 14%. The decrease in North America was in contrast to 2004, when North American sales increased by 8% over 2003. Sales from

European service contracts also increased in 2004, as well as sales in Australia. These increases in 2004 were offset by an expected $47 million decrease in sales from the PRESTIGE contract in London between 2003 and 2004 due to completion of the initial system installation. Sales from the PRESTIGE contract increased about $9 million in 2005 over the 2004 level due to increased service activities and work on contract change orders. Transportation systems made acquisitions of two small parking system companies, one at the end of 2004 and one early in 2005, which added about $9 million to fiscal 2005 transportation product sales.

Transportation systems incurred an operating loss in 2005 of $13.8 million, compared to operating income in 2004 of $28.2 million. Projected costs to complete fare collection systems in five cities increased by $27.9 million more than we had estimated last year; therefore, a loss of that amount was recorded on these contracts during the year. The primary cause of the cost growth was an increase in engineering hours incurred to complete the projects. We made progress toward completion of these projects during the year, and a significant amount of the equipment has been installed; however, the costs of accomplishing this were higher than we were previously able to anticipate. The new cost estimates are our best estimates of the most likely costs to complete these contracts, three of which are substantially complete and two of which should be substantially complete by mid-2006. Remaining tasks on the contracts are now on schedule for completion in 2006 and we expect the transportation systems segment to return to profitability in fiscal 2006.

Unrelated to these contracts, in the second quarter we provided an allowance of $4.2 million for doubtful collection of an accounts receivable balance with a customer that terminated its contract with us. This provision is included in SG&A expenses in the consolidated statement of income. We believe that we have substantially performed the requirements of the contract such that this payment is due to us and we believe the termination attempt by this customer is unwarranted. We also incurred an operating loss of $4.5 million from the parking company we acquired last year. This was the result of cost growth on two contracts as well a lack of sufficient sales volume to absorb the overhead costs of the business. A restructuring plan has been developed and will be implemented by the end of the first quarter of fiscal year 2006. Costs of the restructuring and additional unabsorbed overhead expenses will result in a loss from the parking company in the first quarter of 2006.

Transportation Systems operating income of $28.2 million in 2004 increased 16% from the 2003 level of $24.4 million. The increased operating income in 2004 compared to 2003 resulted from higher sales and improved operating performance on service contracts in Europe and from a contract in the Far East. Higher profits from the PRESTIGE contract in 2004 were offset by costs associated with claim settlement proceedings.

Backlog

September 30,	2005	2004
	(in millions)
Total backlog
Transportation systems	$733.3	$733.9
Defense
Communications and electronics	57.3	61.5
Training systems	318.9	317.6
Government services	344.1	377.0
Tactical systems	7.4	—
Total defense	727.7	756.1
Total	$1,461.0	$1,490.0

Funded backlog
Transportation systems	$733.3	$733.9
Defense
Communications and electronics	57.3	61.5
Training systems	318.9	317.6
Government services	92.0	72.7
Tactical systems	7.4	—
Total defense	475.6	451.8
Total	$1,208.9	$1,185.7

In addition to the amounts identified above, the company has been selected as a participant in or, in some cases, the sole contractor for several substantial Indefinite Delivery, Indefinite Quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position or results or operations.

Liquidity and Capital Resources

Cash flows from operations totaled $55 million in 2005, offsetting negative cash flows from operations in the previous two years of $28 million in 2004 and $26 million in 2003. The greatest contributor to positive cash flows in 2005 was a $38 million decrease in accounts receivable. Both the defense and transportation systems segments generated positive cash flows in 2005, with the total split nearly equally between them. Operating cash flows from the defense segment were positive in all three years, while transportation systems operating cash flows were negative in 2003 and 2004, before turning positive in 2005.

A portion of the transportation systems positive cash flows in 2005 came from an $18 million claim settlement received in October 2004 related to the PRESTIGE project, with the remainder coming from normal contractual payments. We expect transportation systems cash flows to continue to be positive in fiscal 2006, as contract milestones are reached, triggering customer payments that have been deferred due to the contract performance issues described in the transportations systems discussion above. Growth in accounts receivable due to these deferred milestone payments accounted for the majority of the increase in accounts receivable and the negative cash flows in 2004. In fiscal 2003, $55 million in negative cash flows came from the PRESTIGE project; however, this contract generated positive cash flows in both 2004 and 2005, in addition to the claim settlement mentioned above.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2005, $19 million of the $23 million related to the PRESTIGE project, while at September 30, 2004, $30 million of the $33 million balance related to PRESTIGE.

Cash flows used in investing activities in 2005 included $8 million in capital expenditures, partially offset by the liquidation of $6 million in marketable securities that had been held for sale. Investing activities in 2004 included a $14 million cash receipt from the sale of a life insurance policy, $7 million in capital expenditures, $7 million used for acquisitions and the net purchase of marketable securities held for sale of $3 million. In 2003, investing activities included $12 million in proceeds from the sale of two pieces of real estate which were no longer used in the business. In addition, a net amount of $3 million was used to purchase marketable securities, $34 million was used for an acquisition and $8 million was used for capital expenditures.

Financing activities in 2005 included scheduled debt payments of $6 million, dividends paid to shareholders of $5 million (18 cents per share) and net borrowings of $1 million on a short-term basis. Short-term borrowings in New Zealand of $9 million were repaid in 2005, while $4 million was borrowed on a short-term basis in Canada to fund transportation systems operations there and a net of $6 million was added to short-term borrowings in the U.S.

In 2004 we obtained a mortgage on our facility in the U.K. and used the proceeds to repay $6 million of short-term borrowings made in fiscal 2003 in the U.K.  We borrowed $9 million in New Zealand in 2004 on a short-term basis to fund working capital growth in our defense subsidiary in that country and borrowed $16 million in the U.S. on a short-term basis to fund domestic working capital requirements. Other financing activities included scheduled debt payments of $2 million in 2004 and $1 million in 2003, and the payment of $4 million in dividends to shareholders in both 2004 and 2003.

Accumulated other comprehensive income decreased by $8 million in 2005 because of foreign currency translation adjustments of $4 million and an increase in the minimum liability for our pension plan of $4 million. This leaves a positive balance of $2 million in accumulated other comprehensive income as of September 30, 2005 compared to $10 million at September 30, 2004.

The pension plan under-funded balance increased from the September 30, 2004 balance of $34 million to a September 30, 2005 balance of $41 million. The plan assets generated a healthy return again this year; however, growth in the net benefit obligation, caused primarily by lower long-term interest rates, caused the under funded balance to increase. Pension expense decreased from $9.7 million in 2004 to $8.7 million in 2005 due to an increase in plan assets available for investment and a lower actuarial loss than in 2004. We expect our pension expense to increase in fiscal 2006 by about $1 million, back to the 2004 level, due primarily to the increased actuarial loss experienced in fiscal 2005. We contributed $8.2 million to the plans in 2005 and expect to make contributions of at least $8 million during fiscal 2006.

The net deferred tax asset was $28 million at September 30, 2005 compared to $18 million at September 30, 2004. Of these amounts, $6 million and $4 million at September 30, 2005 and 2004, respectively, resulted from the tax effect of recording an additional minimum pension liability. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $242 million and a current ratio of 2.3 at September 30, 2005. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the U.K., New Zealand and Canada, we have a committed five year credit facility from a group of financial institutions in the U.S., aggregating $150 million.  As of September 30, 2005, $22 million of this amount was used, with approximately another $29 million available under a technical financial ratio calculation.  Our total debt to capital ratio at September 30, 2005 was 20%, which is at a conservative level and well below industry averages.

The following is a schedule of our contractual obligations outstanding as of September 30, 2005:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$49.8	$6.0	$12.1	$10.7	$21.0
Interest payments	13.4	2.8	4.6	3.1	2.9
Operating leases	22.9	6.1	8.1	4.8	3.9
Deferred compensation	8.7	1.1	1.3	0.6	5.7

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

Revenue Recognition

Most of our business is derived from long-term development, production and system integration contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, and the AICPA’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

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

Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales of services are recorded when performed in accordance with contracts or service agreements.  Sales and profits on contracts that specify multiple deliverables are allocated to separate units of accounting when there is objective evidence that each accounting unit has value to the customer on a stand-alone basis.  Separate units of accounting are based upon values assigned under the terms of such contracts.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings totaled approximately $70 million at September 30, 2005.

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

September 30,	2005	2004
	(in millions)

Defense systems and products	$16.6	$17.5
Defense services	9.7	9.7
Transportation systems	8.2	8.0
Total goodwill	$34.5	$35.2

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., U.K., New Zealand and Canada, which are also tied to floating interest rates (LIBOR and the U.S. prime rate and the U.K. and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., U.K., New Zealand and Canada.  The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2005.

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

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand, and Canada are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation and expect to use this control to mitigate foreign currency exchange risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,860	$10,622
Marketable securities, available-for-sale	—	6,200
Accounts receivable:
Trade and other receivables	11,085	29,771
Long-term contracts	304,688	314,286
Allowance for doubtful accounts	(5,002)	(860)
	310,771	343,197

Inventories	21,530	23,967
Deferred income taxes	24,798	15,816
Prepaid expenses and other current assets	17,871	13,494
TOTAL CURRENT ASSETS	423,830	413,296

LONG-TERM CONTRACT RECEIVABLES	22,900	33,000

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	14,990	15,039
Buildings and improvements	41,154	39,660
Machinery and other equipment	79,713	81,029
Leasehold improvements	3,665	3,155
Accumulated depreciation and amortization	(87,345)	(86,524)
	52,177	52,359

OTHER ASSETS
Deferred income taxes	3,293	2,108
Goodwill	34,473	35,173
Miscellaneous other assets	10,607	6,988
	48,373	44,269

TOTAL ASSETS	$547,280	$542,924

See accompanying notes.

	September 30,
	2005	2004
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$26,302	$25,048
Trade accounts payable	30,256	28,317
Customer advances	41,239	51,182
Accrued compensation	36,601	28,651
Accrued pension liability	7,953	8,618
Other current liabilities	27,270	25,007
Income taxes payable	6,571	5,908
Current maturities of long-term debt	6,040	6,057
TOTAL CURRENT LIABILITIES	182,232	178,788

LONG-TERM DEBT	43,776	50,037

OTHER LIABILITIES
Accrued pension liability	16,179	9,009
Deferred compensation	7,584	6,323

MINORITY INTEREST	351	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized—50,000,000 shares Issued—35,664,729 shares, outstanding—26,719,845 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	319,200	312,381
Accumulated other comprehensive income	1,667	10,095
Treasury stock at cost—8,944,884 shares	(36,066)	(36,066)
	297,158	298,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$547,280	$542,924

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2005	2004	2003
	(amounts in thousands, except per share data)

Net sales	$804,372	$722,012	$634,061

Costs and expenses:
Cost of sales	672,541	549,170	493,377
Selling, general and administrative expenses	110,644	107,139	87,888
Research and development	8,083	5,494	4,819
Provision for litigation	—	6,000	—
	791,268	667,803	586,084

Operating income	13,104	54,209	47,977

Other income (expenses):
Gain on sale of assets	—	4,510	8,448
Interest and dividends	1,046	431	1,161
Interest expense	(5,386)	(4,658)	(3,659)
Other income	2,668	1,813	1,106
Minority interest in loss of subsidiary	649	—	—

Income before income taxes	12,081	56,305	55,033

Income taxes	453	19,394	18,514

Net income	$11,628	$36,911	$36,519

Basic and diluted net income per common share	$0.44	$1.38	$1.37

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Additional
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Paid-in	Common
per share amounts)	Income	Stock	Income (Loss)	Earnings	Capital	Stock
October 1, 2002		(36,066)	(10,096)	246,968	12,123	234

Comprehensive income:
Net income	$36,519	—	—	36,519	—	—
Unrealized holding gains on marketable securities	57	—	57	—	—	—
Reduction of minimum pension liability	1,581	—	1,581	—	—	—
Foreign currency translation adjustment	6,918	—	6,918	—	—	—
Net unrealized gains from cash flow hedges	795	—	795	—	—	—
Comprehensive income	$45,870

Cash dividends paid — $.14 per share of common stock		—	—	(3,741)	—	—
September 30, 2003		(36,066)	(745)	279,746	12,123	234

Comprehensive income:
Net income	$36,911	—	—	36,911	—	—
Realized gains on marketable securities	(160)	—	(160)	—	—	—
Reduction of minimum pension liability	2,568	—	2,568	—	—	—
Foreign currency translation adjustment	8,788	—	8,788	—	—	—
Net unrealized losses from cash flow hedges	(356)	—	(356)	—	—	—
Comprehensive income	$47,751

Cash dividends paid — $.16 per share of common stock		—	—	(4,276)	—	—
September 30, 2004		$(36,066)	$10,095	$312,381	$12,123	$234

Comprehensive income:
Net income	$11,628	—	—	11,628	—	—
Increase in minimum pension liability	(4,027)	—	(4,027)	—	—	—
Foreign currency translation adjustment	(3,970)	—	(3,970)	—	—	—
Net unrealized losses from cash flow hedges	(431)	—	(431)	—	—	—
Comprehensive income	$3,200

Cash dividends paid — $.18 per share of common stock		—	—	(4,809)	—	—

September 30, 2005		$(36,066)	$1,667	$319,200	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Operating Activities:
Net income	$11,628	$36,911	$36,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,631	7,466	6,483
Deferred income taxes	(7,967)	52	5,405
Provision for doubful accounts	4,136	(193)	738
Gain on sale of assets	—	(4,510)	(8,448)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	38,480	(84,534)	(94,425)
Inventories	3,048	2,638	6,256
Prepaid expenses	(4,865)	(3,327)	(4,934)
Accounts payable and other current liabilities	12,122	8,948	14,730
Customer advances	(9,893)	9,047	9,236
Income taxes	885	(129)	3,438
Other items - net	(1,492)	(556)	(1,115)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	54,713	(28,187)	(26,117)

Investing Activities:
Acquisition of businesses, net of cash acquired	(358)	(7,141)	(33,949)
Proceeds from sale of assets	—	13,610	12,038
Decrease (increase) in marketable securities	6,200	(3,206)	(2,588)
Purchases of property, plant and equipment	(8,311)	(6,949)	(8,184)
Other items - net	(3,256)	(784)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,725)	(4,470)	(32,683)

Financing Activities:
Change in short-term borrowings	683	17,876	6,254
Proceeds from issuance of long-term debt	—	9,026	—
Principal payments on long-term debt	(6,069)	(1,902)	(1,429)
Dividends paid to shareholders	(4,809)	(4,276)	(3,741)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,195)	20,724	1,084

Effect of exchange rates on cash	(555)	185	1,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,238	(11,748)	(56,286)

Cash and cash equivalents at the beginning of the year	10,622	22,370	78,656

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$48,860	$10,622	$22,370

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and a 50% owned joint venture of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year.

Cash Equivalents:  The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:  The Company has established guidelines pursuant to which its cash and cash equivalents are diversified among various money market instruments and investment funds. These guidelines emphasize the preservation of capital by requiring minimum credit ratings assigned by established credit organizations.  Diversification is achieved by specifying maximum investments in each instrument type and issuer. The majority of these investments are not on deposit in federally insured accounts.

Fair Value of Financial Instruments:  Financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximates the fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is based upon quoted market prices for the same or similar debt instruments and approximates the carrying value of the debt.  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of its customers, the Company generally does not require collateral.  The Company has limited exposure to credit risk as the Company has historically collected substantially all of its receivables from government agencies.  The Company generally requires no allowance for doubtful accounts for these customers unless specific contractual circumstances warrant it.

Marketable Securities, Available-for-Sale:  Marketable securities include highly liquid, investment grade, institutional money market debt and preferred stock instruments and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2005 and 2004 were immaterial.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  Accelerated methods are used for machinery and equipment over estimated useful lives ranging from five to seven years.  Provisions for depreciation of plant and equipment amounted to $8,096,000, $6,979,000, and $6,483,000 in 2005, 2004 and 2003, respectively.

Goodwill:   Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.  The changes in the carrying amount of goodwill for the two years ended September 30, 2005 are as follows:

	Transportation Segment	Defense Segment	Total
	(in thousands)
Balances October 1, 2003	7,144	26,167	33,311
Goodwill acquired during the year	176	—	176
Adjustments to purchase price	—	657	657
Foreign currency exchange rate changes	631	398	1,029
Balances September 30, 2004	7,951	27,222	35,173
Goodwill acquired during the year	358	—	358
Utilization of net operating loss carryforwards acquired	—	(968)	(968)
Foreign currency exchange rate changes	(159)	69	(90)
Balances September 30, 2005	$8,150	$26,323	$34,473

Impairment of Long-Lived Assets:  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the years ended September 30, 2005, 2004, and 2003.

Comprehensive Income:  Comprehensive income and its components are presented in the statement of changes in shareholders’ equity.  Accumulated comprehensive income (loss) consisted of the following:

September 30,	2005	2004
	(in thousands)
Minimum pension liability	$(11,069)	$(7,042)
Foreign currency translation	12,728	16,698
Net unrealized gains from cash flow hedges	8	439
	$1,667	$10,095

The minimum pension liability is shown net of tax benefits of $5,960,000 and $3,792,000 at September 30, 2005 and 2004, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.  The net unrealized gain from cash flow hedges is shown net of tax liabilities of $4,000 and $236,000 in 2005 and 2004, respectively.

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

Sales and profits on contracts that specify multiple deliverables are allocated to separate units of accounting when there is objective evidence that each accounting unit has value to the customer on a stand-alone basis.  Separate units of accounting are based upon values assigned under the terms of such contracts.

Provisions are made on a current basis to fully recognize any anticipated losses on contracts.  Cash received prior to revenue recognition is classified as customer advances on the balance sheet.

Income taxes:  The provision for income taxes includes federal, state, local, and foreign taxes.  Tax credits, primarily for research and development and export programs are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes.  Deferred income taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when the temporary differences are settled or realized.  Valuation allowances are established for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. The Company has not recognized any United States tax expense on undistributed earnings of its foreign subsidiaries since it intends to reinvest the earnings outside the United States for the foreseeable future. Such undistributed earnings totaled approximately $70 million at September 30, 2005.

Earnings Per Share:  Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Derivative Financial Instruments:   The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment and to hedge net advances to foreign subsidiaries.  The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors, and the value of foreign currency denominated receipts from customers. At September 30, 2005, the Company had foreign exchange contracts with a notional value of $147.3 million outstanding.

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2005, 2004 and 2003. At September 30, 2005 net gains of $12,000 ($8,000 net of taxes) were recorded in accumulated other comprehensive income associated with cash flow hedging transactions.

Accounting Standards:  In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position or results or operations.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of the Company’s long-term contracts, and the estimated rates of return and discount rates related to the Company’s defined benefit pension plans. Actual results could differ from those estimates.

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

NOTE 2—INVESTMENTS IN JOINT VENTURES

In December 2004, the Company entered into a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority Ltd. (Rafael), an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. The agreement requires the Company to invest up to $15 million in the joint venture over the first three years of operation, while Rafael will provide certain of its intellectual property to the joint venture in a royalty-free arrangement. The joint venture commenced operations and the Company invested $2 million in the year ended September 30, 2005. In fiscal 2005, the joint venture incurred approximately $1.3 million in expenses and did not generate any sales.

The Company analyzed this joint venture under the provisions of FIN 46 “Consolidation of Variable Interest Entities,” and concluded that it is the primary beneficiary of the arrangement. Therefore, the joint venture was consolidated in the Company’s financial statements beginning in the quarter ended March 31, 2005. Minority interest in the net loss from this business is reflected in the consolidated income statements and minority interest in the net assets of the joint venture is included in the consolidated balance sheets.

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

LT elected to finance the project through private financing rather than incurring public debt. Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. During the first four years of the project, through August 2002, the banks provided financing to TranSys totaling 200 million British Pounds (approximately $353 million). Debt servicing began in 2003 and will continue until the debt is fully paid in 2013. This debt is guaranteed by LT and is nonrecourse to the joint venture partners.

The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture, including LT, the banks and the joint venture partners. The joint venture partners have also provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for this unconsolidated joint venture is as follows:

September 30,	2005	2004
	(in millions)
Balance Sheets:
Cash	$49.7	$37.5
Other current assets	54.8	63.6
Noncurrent unbilled contract accounts receivable	240.2	274.6
Total Assets	$344.7	$375.7

Current liabilities	$36.7	$31.3
Long-term debt	308.0	344.4
Equity	—	—
Total Liabilities and Equity	$344.7	$375.7

Years ended September 30,	2005	2004	2003
	(in millions)
Statement of Operations:
Sales	$132.0	$136.0	$109.6
Operating profit	$—	$—	$—
Net income	$—	$—	$—

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2005	2004
	(in thousands)
US Government Contracts:
Amounts billed	$43,381	$50,497
Recoverable costs and accrued profits on progress completed–not billed	88,490	56,104
	131,871	106,601
Commercial Customers:
Amounts billed	26,237	34,559
Recoverable costs and accrued profits on progress completed–not billed	169,480	206,126
	195,717	240,685
	327,588	347,286
Less estimated amounts not currently due–commercial customers	(22,900)	(33,000)
	$304,688	$314,286

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. As identified above, a portion of the amount not billed under commercial contracts is not expected to be collected within one year from September 30, 2005, and therefore, has been classified as a noncurrent asset.  This amount relates primarily to the contract with TranSys for the PRESTIGE system in London.  The customer has been paying the Company in accordance with the terms of the contract and it is expected that all amounts due under the contract will ultimately be collected.  It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2006.

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2005	2004
	(in thousands)

Finished products	$471	$510
Work in process and inventoried costs under long-term contracts	17,113	16,491
Materials and purchased parts	3,946	6,966
	$21,530	$23,967

At September 30, 2005, work in process and inventoried costs under long-term contracts included approximately $5.8 million in costs incurred outside the scope of work on several contracts in the defense segment. Such costs were not significant as of September 30, 2004.  Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders within the next year.

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2005	2004
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$36,000	$40,000
Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 due in November. Interest at 6.11% is payable semiannually in November and May.	5,714	7,143
Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	8,102	8,951

	49,816	56,094
Less current portion	(6,040)	(6,057)

	$43,776	$50,037

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2005, the most restrictive covenant under these agreements leaves consolidated retained earnings of $104.0 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

The Company maintains a short-term borrowing arrangement totaling 10 million British pounds (equivalent to approximately $17.6 million) with a U.K. financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent.  Such interest rate was 5.5% at September 30, 2005. At September 30, 2005, no amounts were outstanding under this borrowing arrangement.

The Company maintains short-term borrowing arrangements in New Zealand and Canada to help meet the short-term working capital requirements of its subsidiaries in those countries.  Borrowings under such lines of credit totaled $4.3 million at September 30, 2005 with interest at 4.0%

The Company has a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in March 2010. As of September 30, 2005, the Company had $22 million outstanding under this line of credit at an interest rate of 4.6%. Technical financial ratio covenants under this agreement restrict the total available amount to approximately $51 million as of September 30, 2005.

Maturities of long-term debt for each of the five years in the period ending September 30, 2010, are as follows: 2006 – $6.0 million;  2007 – $6.0 million; 2008 – $6.0 million; 2009 – $6.0 million; 2010 – $4.6 million.

Interest paid amounted to $5.5 million, $4.6 million, and $3.7 million in 2005, 2004, and 2003, respectively.

As of September 30, 2005 the Company had letters of credit and bank guarantees outstanding totaling $45.1 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $5.4 million as of September 30, 2005, which guarantee the Company’s payment of certain self-insured liabilities. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $3.1 million and $2.9 million as of September 30, 2005 and 2004, respectively.

NOTE 6—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2013.  These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $6.8 million, $5.4 million, and $3.5 million in 2005, 2004, and 2003, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2005 (in thousands):

2006	$6,066
2007	4,311
2008	3,769
2009	2,927
2010	1,906
Thereafter	3,925
$22,904

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2005	2004	2003
	(in thousands)

Current:
Federal	$725	$11,069	$4,805
State	1,224	2,516	2,587
Foreign	6,471	5,757	5,717
Total current	8,420	19,342	13,109

Deferred (credit):
Federal	(5,534)	(298)	5,323
State	(1,274)	152	820
Foreign	(1,159)	198	(738)
Total deferred	(7,967)	52	5,405
Total income tax expense	$453	$19,394	$18,514

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2005	2004
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$5,236	$3,895
Additional minimum pension liability	5,960	3,792
Allowance for doubtful accounts	1,962	232
Long-term contracts and inventory valuation reductions	10,281	4,331
Allowances for loss contingencies	4,119	4,933
Deferred compensation	3,103	2,612
Book over tax depreciation	1,919	—
Other	1,042	3,720
Deferred tax assets	33,622	23,515

Deferred tax liabilities:
Tax over book depreciation	—	1,304
Amortization of goodwill and intangibles	2,370	2,107
Prepaid expenses	1,268	1,224
State taxes	1,079	266
Other	814	690
Deferred tax liabilities	5,531	5,591
Net deferred tax asset	$28,091	$17,924

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2005	2004	2003
	(in thousands)

Tax at federal statutory rate	$4,228	$19,707	$19,262
State income taxes (benefit), net of federal tax effect	(32)	1,734	2,215
Income exclusion on export sales	(437)	(946)	(945)
Nondeductible expenses	291	288	359
Reversal of reserve accrued for tax contingencies	(2,788)	—	—
Tax effect from foreign subsidiaries	(647)	(668)	(349)
Tax credits and other	(162)	(721)	(2,028)
	$453	$19,394	$18,514

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  The Company believes it has adequately provided for uncertain tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

As indicated in the table above, in 2005 the Company was able to reverse $2.8 million of tax reserves established in previous years. This was due to the resolution of an uncertain foreign tax issue and an uncertain domestic state issue during, or subsequent to, the quarter ended September 30, 2005.

The Company made income tax payments, net of refunds, totaling $6.9 million, $18.7 million, and $9.9 million in 2005, 2004, and 2003, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2005	2004	2003
	(in thousands)

United States	$(1,151)	$37,383	$40,318
Foreign	13,232	18,922	14,715
Total	$12,081	$56,305	$55,033

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $70.0 million at September 30, 2005. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

The Company is continuing to evaluate the impact of tax legislation enacted in 2004 that provides incentives for repatriation of capital to the U.S. The Company must determine if it will be beneficial to take advantage of the provisions of the legislation in fiscal 2006 by reinvesting some amount of capital in the United States. Management believes that if the decision is made to reinvest a portion of this capital in the U.S., the related tax liability will not have a material impact on the Company’s results of operations or financial position.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $11.5 million, $9.9 million and $9.4 million in 2005, 2004 and 2003, respectively.

Approximately one-half of the Company’s nonunion employees in the U.S. are covered by a noncontributory defined benefit pension plan. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for these plans and the net amount recognized in the Consolidated Balance Sheets:

September 30,	2005	2004
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$130,728	$112,140
Service cost	7,347	6,610
Interest cost	7,902	6,940
Plan amendments	—	165
Actuarial loss	16,288	3,892
Participant contributions	1,079	927
Gross benefits paid	(3,649)	(2,797)
Foreign currency exchange rate changes	(1,687)	2,851
Net benefit obligation at the end of the year	158,008	130,728

September 30,	2005	2004
	(in thousands)
Change in plan assets:
Fair value of plan assets at the beginning of the year	96,473	76,141
Actual return on plan assets	16,566	10,332
Employer contributions	8,170	10,494
Participant contributions	1,079	927
Gross benefits paid	(3,649)	(2,797)
Administrative expenses	(545)	(495)
Foreign currency exchange rate changes	(1,188)	1,871
Fair value of plan assets at the end of the year	116,906	96,473

Net amount recognized:
Funded status	(41,102)	(34,255)
Unrecognized net actuarial loss	33,999	27,463
Unrecognized prior service cost	164	190
Net amount recognized	$(6,939)	$(6,602)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(6,939)	$(6,602)
Additional minimum liability	(17,193)	(11,025)
Deferred tax asset	5,960	3,792
Intangible asset	164	191
Accumulated other comprehensive loss	11,069	7,042
Net amount recognized	$(6,939)	$(6,602)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$158,008	$130,728
Accumulated benefit obligation	137,763	113,883
Fair value of plan assets	116,906	96,473

Components of net periodic benefit cost:

Years ended September 30,	2005	2004	2003
	(in thousands)

Service cost	$7,347	$7,129	$5,741
Interest cost	7,902	7,512	6,073
Expected return on plan assets	(8,216)	(7,110)	(4,989)
Amortization of:
Prior service cost	26	23	4
Actuarial (gain) loss	1,565	2,098	2,238
Administrative expenses	99	94	82
Net pension cost	$8,723	$9,746	$9,149

Assumptions:

Years ended September 30,	2005	2004	2003
	(in thousands)
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.5%	6.0%	6.0%
Rate of compensation increase	4.5%	4.1%	4.0%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	6.0%	6.0%	6.4%
Expected return on plan assets	8.2%	8.2%	8.3%
Rate of compensation increase	4.1%	4.0%	4.6%

The Company’s pension plans weighted average asset allocations by asset category as of September 30 were as follows:

	2005	2004
Equity securities	75%	77%
Debt securities	18%	17%
Real estate	4%	4%
Other	3%	2%
Total	100%	100%

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

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2005:

Asset Category	Allocation Range

Equity securities	50% to 85%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 15%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2005 and 2004.

The Company expects to contribute a minimum of $8 million to its pension plans in 2006.

Estimated future benefit payments

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected future benefit payments:

2006	$4,876
2007	5,389
2008	5,880
2009	6,471
2010	7,440
2011-2015	46,420

NOTE 9—LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran has asked the U.S. Supreme Court to review the 9th Circuit decision. Pending any such review, the matter is on hold in the 9th Circuit and the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; however, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. The Court denied the Company’s motion to transfer the case to arbitration. The Company has appealed that decision to the California Court of Appeals. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2005.

The Company is not a party to any other pending proceedings, other than ordinary litigation incidental to the business. Management believes the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on the Company’s financial position.

NOTE 10—BUSINESS SEGMENT INFORMATION

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

Business segment financial data is as follows:

Years ended September 30,	2005	2004	2003
	(in millions)
Sales:
Transportation systems	$245.8	$253.5	$253.4
Defense	543.4	452.9	365.1
Other	15.2	15.6	15.6
Total sales	804.4	722.0	634.1

Operating income:
Transportation systems	$(13.8)	$28.2	$24.4
Defense	30.1	34.5	24.6
Provision for litigation	—	(6.0)	—
Unallocated corporate expenses and other	(3.2)	(2.5)	(1.0)
Total operating income	$13.1	$54.2	$48.0

Assets:
Transportation systems	$211.8	$241.1	$186.7
Defense	255.2	245.0	220.5
Corporate and other	80.3	56.9	53.0
Total assets	$547.3	$543.0	$460.2

Depreciation and amortization:
Transportation systems	$3.2	$2.5	$2.3
Defense	4.9	4.6	3.6
Corporate and other	0.5	0.4	0.6
Total depreciation and amortization	$8.6	$7.5	$6.5

Expenditures for long-lived assets:
Transportation systems	$3.2	$2.6	$5.3
Defense	4.5	4.1	1.9
Corporate and other	0.6	0.2	1.0
Total expenditures for long-lived assets	$8.3	$6.9	$8.2

Geographic Information:
Sales (a):
United States	$531.5	$494.5	$414.6
United Kingdom	119.9	120.3	147.4
Canada	44.4	30.7	18.2
Far East	23.6	29.3	13.4
Other	85.0	47.2	40.5
Total sales	$804.4	$722.0	$634.1

(a) Sales are attributed to countries or regions based on the location of customers.

September 30,	2005	2004	2003
	(in millions)
Long-lived assets, net:
United States	$45.2	$41.4	$50.2
United Kingdom	12.9	13.9	13.3
Other foreign countries	2.7	2.6	1.3
Total long-lived assets, net	$60.8	$57.9	$64.8

Defense segment sales include $426.9 million, $360.3 million and $281.9 million in 2005, 2004, and 2003, respectively, of sales to U.S. Government agencies.  No other single customer accounts for 10% or more of the Company’s revenue.

NOTE 11—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2005
Net sales	$189,940	$182,053	$213,790	$218,589
Gross profit	37,435	33,547	27,809	33,040
Net income	5,253	544	822	5,009
Net income per share	0.20	0.02	0.03	0.19

Fiscal 2004
Net sales	$171,032	$175,184	$190,829	$184,967
Gross profit	35,985	40,319	43,126	53,412
Net income	7,466	8,320	11,718	9,407
Net income per share	0.28	0.31	0.44	0.35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cubic Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, CA
December 5, 2005

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Cubic Corporation maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cubic Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of Cubic Corporation and our report dated December 5, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
December 5, 2005

Changes in Internal Controls Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information regarding directors and executive officers is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

The Company has adopted a code of ethics that applies to its principle executive officer, principle financial officer, and its principle accounting officer.  Such code of ethics appears on our web site at: http://www.cubic.com/corp1/invest/governance.html.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

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

Consolidated Balance Sheets
September 30, 2005 and 2004

Consolidated Statements of Income
Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows
Years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
September 30, 2005

	(2)	The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)	Reports on Form 8-K during the last quarter of 2005:

None
(c)	Exhibits:

List of Subsidiaries

		3.1	Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2003, file No.1-8931, Exhibit 3.
		3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No.1-8931, Exhibit 3.
		10.1	2005 Equity Incentive Plan.
		10.2	Transition Protection Plan.
		10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
		10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
		21.1	List of Subsidiaries
		23.1	Consent of Independent Registered Accounting Firm.
		31.1	Section 302 Certifications.
		32.1	Section 906 Certifications.

(d)	Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/12/05	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/12/05	/s/ Walter J. Zable	12/8/05	/s/ Raymond E. Peet
Date	WALTER J. ZABLE,	Date	RAYMOND E. PEET,
	President, Chief Executive Officer		Director
and Chairman of the Board of
	Directors	12/8/05	/s/ Robert S. Sullivan
		Date	ROBERT S. SULLIVAN,
12/12/05	/s/ Walter C. Zable		Director
Date	WALTER C. ZABLE,
	Vice President and Vice Chairman	12/8/05	/s/ Robert D. Weaver
	of the Board of Directors	Date	ROBERT D. WEAVER,
Director
12/8/05	/s/ Richard C. Atkinson
Date	RICHARD C. ATKINSON,	12/8/05	/s/ William W. Boyle
	Director	Date	WILLIAM W. BOYLE,
Director, Senior Vice President and
12/8/05	/s/ Raymond L. deKozan		Chief Financial Officer
Date	RAYMOND L. deKOZAN,
	Director, Senior Group Vice	12/8/05	/s/ Mark A. Harrison
	President	Date	MARK A. HARRISON,
Vice President and Corporate
Controller (Principal Accounting
Officer)