Form 10-Q
period 2005-12-31
CUBIC CORP /DE/
filed 2006-02-08
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of January 31, 2006, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004

Sales	$195,041	$189,940

Costs and expenses:
Cost of sales	162,160	152,505
Selling, general and administrative expenses	22,371	28,215
Research and development	1,944	1,647
	186,475	182,367
Operating income	8,566	7,573

Other income (expenses):
Gain on sale of investment real estate	7,237	—
Interest expense	(858)	(1,329)
Other income	906	1,509
Minority interest	258	—
Income before income taxes	16,109	7,753

Income taxes	5,600	2,500

Net income	$10,509	$5,253

Net income per share	$0.39	$0.20

Average shares of common stock outstanding	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	September 30, 2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$26,124	$48,860
Accounts receivable	304,207	310,771
Inventories	22,534	21,530
Deferred income taxes and other current assets	38,871	42,669
Total current assets	391,736	423,830

Long-term contract receivables	23,700	22,900
Property, plant and equipment - net	51,221	52,177
Goodwill	34,138	34,473
Other assets	13,363	13,900
	$514,158	$547,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$25,301	$26,302
Trade accounts payable	12,993	30,256
Customer advances	35,275	41,239
Other current liabilities	46,687	63,871
Accrued pension liability	7,397	7,953
Income taxes payable	11,304	6,571
Current portion of long-term debt	6,026	6,040
Total current liabilities	144,983	182,232

Long-term debt	38,014	43,776
Accrued pension liability	17,607	16,179
Deferred compensation	7,966	7,584
Minority interest	593	351

Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	329,709	319,200
Accumulated other comprehensive income (loss)	(1,005)	1,667
Treasury stock at cost	(36,066)	(36,066)
	304,995	297,158
	$514,158	$547,280

Note: The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2005	2004
Operating Activities:
Net income	$10,509	$5,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,318	2,085
Gain on sale of investment real estate	(7,237)	—
Changes in operating assets and liabilities	(26,847)	(17,884)
NET CASH USED IN OPERATING ACTIVITIES	(21,257)	(10,546)

Investing Activities:
Net additions to property, plant and equipment	(2,378)	(1,786)
Proceeds from sale of investment real estate	8,028	—
Proceeds from sale of marketable securities	—	6,200
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,650	4,414

Financing Activities:
Change in short-term borrowings, net	(1,001)	17,135
Principal payments on long-term borrowings	(5,428)	(5,592)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,429)	11,543

Effect of exchange rates on cash	(700)	331

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,736)	5,742

Cash and cash equivalents at the beginning of the period	48,860	10,622

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$26,124	$16,364

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31, 2005	September 30, 2005
	(unaudited)
Trade and other receivables	$16,777	$11,085
Long-term contracts:
Billed	70,955	69,618
Unbilled	244,994	257,970
Allowance for doubtful accounts	(4,819)	(5,002)
Total accounts receivable	327,907	333,671
Less estimated amounts not currently due	(23,700)	(22,900)
Current accounts receivable	$304,207	$310,771

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2005. Of this amount, approximately $20 million relates to the Prestige contract in the United Kingdom, which is a transportation systems contract.

Inventories consist of the following (in thousands):

	December 31, 2005	September 30, 2005
	(unaudited)
Finished products	$551	$471
Work in process and inventoried costs under long-term contracts	16,559	17,113
Raw material and purchased parts	5,424	3,946
Total inventories	$22,534	$21,530

At December 31, 2005, work in process and inventoried costs under long-term contracts includes approximately $5.5 million in costs incurred outside the scope of work on several contracts, primarily in the defense segment. Such costs were $5.8 million as of September 30, 2005.  Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders within the next year.

Note 3 – Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004

Net income	$10,509	$5,253
Foreign currency translation adjustments	(2,745)	4,957
Net unrealized gain (loss) from cash flow hedges	5	(637)
Comprehensive income	$7,769	$9,573

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended December 31,
	2005	2004

Sales:
Defense	$127.5	$122.0
Transportation systems	63.7	63.9
Corporate and other	3.8	4.1
Total sales	$195.0	$190.0

Operating income (loss):
Defense	$5.9	$6.6
Transportation systems	3.2	1.9
Corporate and other	(0.5)	(0.9)
Total operating income	$8.6	$7.6

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million until March 2010. As of December 31, 2005, $21 million was outstanding under this agreement at a rate of 5.2% and is included in current liabilities because it is management’s intent to repay the borrowing within one year.

As of December 31, 2005, including the amount above, the Company had a total of $25.3 million outstanding under its various unsecured short-term borrowing arrangements in the U.S., UK, Canada and New Zealand at an average rate of 5.0%.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Service cost	$2,055	$1,877
Interest cost	2,177	1,997
Expected return on plan assets	(2,396)	(2,061)
Amortization of:
Prior service cost	8	8
Actuarial loss	539	413
Administrative expenses	25	25
Net pension cost	$2,408	$2,259

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2005

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

Consolidated Overview

Sales for the quarter ended December 31, 2005 increased to $195.0 million from $190.0 million in the first fiscal quarter last year, an increase of approximately 3%.The increase all came from the defense segment, which increased to $127.5 million from $122.0 million, while transportation sales in the first quarter this year were nearly the same as last year at $63.7 million, compared to $63.9 million. See the segment discussions following for further analysis of segment sales.

Operating income also increased in the first fiscal quarter from $7.6 million last year to $8.6 million this year. The increase in operating income was due to improvement in transportation systems operating income from $1.9 million last year to $3.2 million this year, while defense operating income decreased from $6.6 million in the first quarter of 2005 to $5.9 million in the first quarter of fiscal 2006. See the segment discussions following for further analysis of operating income by segment.

Net income in the first quarter increased to $10.5 million this year (39 cents per share) from $5.3 million last year (20 cents per share), due primarily to a gain from the sale of investment real estate in San Diego County, in addition to the increase in operating income.  The gain from the sale of the investment real estate was approximately $4.3 million, after applicable income taxes, or about 16 cents per share.

Cost of sales as a percentage of sales increased from 80.3% in the first quarter last year to 83.2% this year. This reflects lower profit margins from air and ground combat training systems and tactical laser engagement systems in the defense training systems business unit and low profit margins in the transportation systems segment due to cost growth in previous periods.

Selling, general and administrative (SG&A) expenses decreased by $5.8 million from last year’s first quarter and decreased from 14.8% to 11.5% of sales, with the decrease coming equally from both segments. During the first quarter last year the defense segment had incurred significantly higher than normal selling expenses related to contract proposals, while such activities returned to a more normal level in the first quarter this year. Transportation systems SG&A expenses were lower in the first quarter this year for several reasons. In the first quarter last year, higher legal expenses were incurred related to a dispute, that was settled, with a former subcontractor. In addition, staffing reductions and lower contract proposal costs this year contributed to the decrease in SG&A in transportation systems.

Our projected effective tax rate for fiscal 2006 is 34.8% of pretax income, which is reflected in the provision recorded in the first quarter, compared to a rate of 32.2% used in last year’s first quarter. The projected rate is higher this year because the U.S. research and development credit expired on December 31, 2005 and has not yet been extended by Congress. If a similar credit were reinstated retroactively later this year, our effective tax rate for 2006 could be closer to 32%. The effective rate for fiscal 2006 could also be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Three Months Ended December 31,
	2005	2004
	(millions)
Defense Segment Sales
Communications and electronics	$15.8	$13.3
Training systems	57.5	47.3
Government services	52.4	60.7
Tactical systems and other	1.8	0.7
	$127.5	$122.0

Defense Segment Operating Income
Communications and electronics	$0.3	$0.1
Training systems	1.9	3.3
Government services	4.2	3.4
Tactical systems and other	(0.5)	(0.2)
	$5.9	$6.6

Defense segment sales increased to $127.5 million in the first fiscal quarter this year from $122.0 million in the first quarter of fiscal 2005, a 5% increase. Increases of 22% and 19% in training systems and communications sales, respectively, more than offset a decrease in government services sales. New orders won last year for tactical laser engagement systems, mobile combat training systems and small arms training systems added to training sales for the first fiscal quarter compared to last year. A new contract for the supply of data links for unmanned aerial vehicles

(UAV) in the United Kingdom, called Watchkeeper, added to communications and electronics sales for the quarter. These sales increases more than offset a decrease of about $11 million in sales from a contract at the Joint Readiness Training Center (JRTC) in Fort Polk, LA., due to a decrease in combat training exercises at the facility during the quarter. The primary reason for the decline in training activity was that National Guard units which usually would have been training at the facility were diverted to hurricane relief efforts. This drop in sales resulted in a decrease of $8.3 million in government services sales for the quarter compared to last year. All other government services contracts together posted a $3 million increase over the first quarter last year.

Operating income in the defense segment declined in the first quarter this year to $5.9 million compared to $6.6 million in the first quarter last year. Operating income in the communications and electronics business improved slightly over last year, from $100 thousand to $300 thousand. The communication products division had incurred a loss of $900 thousand in last year’s first quarter, but was able to essentially break even in the first quarter this year, helping to improve operating income. Cost growth of approximately $500 thousand on a certain communications contract partially offset this profit improvement. The Watchkeeper UAV project mentioned above has not yet generated operating income, as it is in the early stages of completion. Training systems operating income was down in the first quarter this year compared to last year. Lower margins from air and ground combat training systems and tactical laser engagement systems were contributing factors. In addition, operating income from small arms training systems was lower, as we are currently developing new weapons simulations systems for this product line in an effort to become more competitive. Government services operating income increased in the quarter, despite the decrease in sales. Improved performance from the operations and maintenance business and a battlefield simulation contract helped to enhance government services operating profits. In addition, approximately $200 thousand of the government services operating income for the quarter came from a contract modification received, related to a contract completed several years ago, which had not previously been anticipated in contract value calculations. Included in the caption “Tactical systems and other” are expenses of more than $500 thousand incurred during the first quarter (compared to zero last year) related to the 50% owned joint venture with a foreign company. The joint venture has been awarded one contract, but has not yet generated any sales.

Transportation Systems Segment

Transportation segment sales remained essentially unchanged, at $63.7 million for the first quarter this year compared to $63.9 million in the first quarter last year. Sales from European service contracts declined by more than $6 million from last year’s first quarter, but this decrease was offset by higher sales from system installation contracts in Europe, Australia and North America. Lower service sales in Europe were due primarily to one contract that has been scaled back from its previous requirements, as the equipment is being replaced by new equipment which does not require the same support from us. In addition, a contract for the maintenance of communications equipment in London was completed at the end of fiscal 2005, and the new contract was awarded to a competitor, further impacting service sales for the quarter.

Operating income in transportation systems increased to $3.2 million in the first quarter this year from $1.9 million in the first quarter last year. The contracts that had generated operating losses last year were essentially break-even in the first quarter this year, improving operating income for the quarter. All of the operating income for the quarter came from ongoing service contracts in North America and Europe, although operating income from European service contracts was lower than last year due primarily to the decrease in sales volume described above. A decrease in legal costs helped improve operating income by $800 thousand in the first quarter this year, however, the parking business in Canada incurred a loss of $1.2 million in the first quarter. Of this amount, approximately $100 thousand represented costs incurred related to workforce reductions, while the remainder was due primarily to insufficient sales volume to cover overhead costs. We expect to reduce overhead costs of this business going forward.

Backlog

As reflected in the table below, both total and funded backlog decreased about $2 million at December 31, 2005 compared to September 30, 2005. Defense backlog increased about $27 million during the quarter while transportation systems backlog decreased about $29 million.

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

	December 31, 2005	September 30, 2005
	(in millions)
Total backlog
Transportation systems	$704.7	$733.3
Defense:
Communications and electronics	107.8	57.3
Training systems	286.9	318.9
Government services	349.5	340.0
Tactical systems and other	10.0	11.5
Total defense	754.2	727.7
Total	$1,458.9	$1,461.0

Funded backlog
Transportation systems	$704.7	$733.3
Defense:
Communications and electronics	107.8	57.3
Training systems	286.9	318.9
Government services	97.1	87.9
Tactical systems and other	10.0	11.5
Total defense	501.8	475.6
Total	$1,206.5	$1,208.9

Liquidity and Capital Resources

Operating activities used $21 million in cash for the quarter. This was due to a reduction in accounts payable, customer advances and other current liabilities during the quarter, partially offset by lower long-term contract receivables. The negative operating cash flows came nearly equally from both segments, in addition to payments of accrued interest and other corporate obligations.

Investing activities for the three month period included $8.0 million in proceeds from the sale of the building mentioned previously and capital expenditures of $2.4 million.

During the first quarter of the fiscal year, we made a scheduled payment on long-term debt of $5.4 million and repaid $1 million borrowed on a short-term basis.

Our financial condition remains strong with working capital of $247 million and a current ratio of 2.7 to 1 at December 31, 2005. We expect that cash on hand and our unused lines of credit will be adequate to meet our working capital requirements for the foreseeable future.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2005, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended December 31, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2003, file No. 1-8931, Exhibit 3.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 7, 2006	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	February 7, 2006	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller