Form 10-Q
period 2006-03-31
CUBIC CORP /DE/
filed 2006-05-09
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006

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

As of April 27, 2006, Registrant had only one class of common stock of which there were 26,719,845 shares outstanding (after deducting 8,944,884 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(amounts in thousands, except per share data)

Net sales
Products	$245,944	$208,664	$119,578	$103,075
Services	155,736	163,329	87,061	78,978
	401,680	371,993	206,639	182,053

Cost and expenses
Products	213,224	170,446	107,259	86,227
Services	127,257	130,565	71,062	62,279
Selling, general and administrative	46,962	58,509	24,591	30,294
Research and development	4,146	3,378	2,202	1,731
	391,589	362,898	205,114	180,531

Operating income	10,091	9,095	1,525	1,522

Other income (expenses):
Gain on sale of investment real estate	7,237	—	—	—
Interest and dividends	651	553	405	203
Interest expense	(2,216)	(2,640)	(1,358)	(1,311)
Other income (expense)	619	1,559	(41)	400
Minority interest in loss of subsidiary	656	140	398	140

Income before income taxes	17,038	8,707	929	954

Income taxes	5,800	2,900	200	400

Net income	$11,238	$5,807	$729	$554

Basic and diluted net income per common share	$0.42	$0.22	$0.03	$0.02

Dividends per common share	$0.09	$0.09	$0.09	$0.09

Average number of common shares outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$47,296	$48,860
Accounts receivable, net	316,905	310,771
Inventories	26,133	21,530
Deferred income taxes and other current assets	40,852	42,669
Total current assets	431,186	423,830

Long-term contract receivables	24,500	22,900
Property, plant and equipment - net	52,388	52,177
Goodwill	33,894	34,473
Other assets	14,239	13,900
	$556,207	$547,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$35,000	$26,302
Trade accounts payable	25,809	30,256
Customer advances	48,530	41,239
Other current liabilities	59,409	63,871
Accrued pension liability	7,426	7,953
Income taxes payable	7,094	6,571
Current portion of long-term debt	6,032	6,040
Total current liabilities	189,300	182,232

Long-term debt	37,930	43,776
Accrued pension liability	17,838	16,179
Deferred compensation	7,467	7,584
Minority interest	695	351

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	328,033	319,200
Accumulated other comprehensive income (loss)	(1,347)	1,667
Treasury stock at cost	(36,066)	(36,066)
	302,977	297,158
	$556,207	$547,280

Note: The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Operating Activities:
Net income	$11,238	$5,807	$729	$554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,600	4,417	2,282	2,332
Gain on sale of investment real estate	(7,237)	—	—	—
Changes in operating assets and liabilities	(14,271)	(12,781)	12,576	5,103
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,670)	(2,557)	15,587	7,989

Investing Activities:
Net additions to property, plant and equipment	(5,630)	(4,703)	(3,252)	(2,917)
Proceeds from sale of investment real estate	8,028	—	—	—
Proceeds from sale of marketable securities	—	6,200	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,398	1,497	(3,252)	(2,917)

Financing Activities:
Change in short-term borrowings, net	8,698	18,548	9,699	1,413
Principal payments on long-term borrowings	(5,428)	(5,592)	—	—
Dividends paid	—	(2,405)	—	(2,405)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,270	10,551	9,699	(992)

Effect of exchange rates on cash	(1,562)	(479)	(862)	(810)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,564)	9,012	21,172	3,270

Cash and cash equivalents at the beginning of the period	48,860	10,622	26,124	16,364

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$47,296	$19,634	$47,296	$19,634

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31, 2006	September 30, 2005
	(unaudited)
Trade and other receivables	$21,091	$11,085
Long-term contracts:
Billed	71,490	69,618
Unbilled	253,634	257,970
Allowance for doubtful accounts	(4,810)	(5,002)
Total accounts receivable	341,405	333,671
Less estimated amounts not currently due	(24,500)	(22,900)
Current accounts receivable	$316,905	$310,771

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2006. Of this amount, approximately $17.5 million relates to the Prestige contract in the United Kingdom and the balance to other transportation systems contracts in the U.S.

Inventories consist of the following (in thousands):

	March 31, 2006	September 30, 2005
	(unaudited)
Finished products	$538	$471
Work in process and inventoried costs under long-term contracts	20,720	17,113
Raw material and purchased parts	4,875	3,946
Total inventories	$26,133	$21,530

At March 31, 2006, work in process and inventoried costs under long-term contracts includes approximately $6.6 million in costs incurred in advance of contract award or outside the scope of work on several contracts, primarily in the defense segment. Such costs were $5.8 million as of September 30, 2005. Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 – Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005

Net income	$11,238	$5,807	$729	$554
Foreign currency translation adjustments	(3,006)	2,237	(261)	(2,720)
Net unrealized gain (loss) from cash flow hedges	(8)	(77)	(13)	560
Comprehensive income (loss)	$8,224	$7,967	$455	$(1,606)

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005

Sales:
Defense	$272.7	$242.2	$145.2	$120.2
Transportation systems	121.5	122.3	57.8	58.4
Corporate and other	7.5	7.5	3.7	3.4
Total sales	$401.7	$372.0	$206.7	$182.0

Operating income (loss):
Defense	$11.1	$14.2	$5.2	$7.6
Transportation systems	0.4	(3.7)	(2.8)	(5.6)
Corporate and other	(1.4)	(1.4)	(0.9)	(0.5)
Total operating income	$10.1	$9.1	$1.5	$1.5

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million until March 2010. As of March 31, 2006, $35 million was outstanding under this agreement at a rate of 5.7% and is included in current liabilities because it is management’s intent to repay the borrowing within one year.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$4,128	$3,766	$2,073	$1,889
Interest cost	4,366	4,002	2,189	2,005
Expected return on plan assets	(4,804)	(4,129)	(2,408)	(2,068)
Amortization of:
Prior service cost	15	15	7	7
Actuarial loss	1,081	827	542	414
Administrative expenses	50	50	25	25
Net pension cost	$4,836	$4,531	$2,428	$2,272

Note 7 – Dividend

On February 21, 2006, the Board of Directors declared a 9 cents per common share dividend payable on April 21, 2006, to shareholders of record at the close of business on March 31, 2006. The $2.4 million dividend payable is included in other current liabilities as of March 31, 2006.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2006

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

Consolidated Overview

Sales for the quarter ended March 31, 2006 increased to $206.6 million compared to $182.0 million in the second fiscal quarter last year, an increase of 14%.The increase came from the defense segment, which grew to $145.2 million from $120.2 million, while transportation systems sales were down slightly from last year at $57.8 million, compared to $58.4 million.

For the first six months of the fiscal year, sales increased to $401.7 million in 2006, from $372.0 million last year, an increase of 8%. All of the sales increase came from the defense segment, which grew from $242.2 million in the first half of 2005 to $272.7 million this year, an increase of 13%. Transportation systems sales for the first six months were $121.5 million this year compared to $122.3 million last year. See the segment discussions following for further analysis of segment sales.

Operating income in the second fiscal quarter was $1.5 million in both 2006 and 2005. The transportation systems segment incurred an operating loss of $2.8 million for the quarter compared to a loss of $5.6 million in the second quarter last year, while defense operating income decreased from $7.6 million in the second quarter of 2005 to $5.2 million in the second quarter this year.

Operating income for the first six months of the fiscal year increased from $9.1 million in 2005 to $10.1 million this year due to the transportation systems segment generating a profit of $400 thousand this year compared to a loss of $3.7 million in the first six months last year. Defense systems operating income decreased from $14.2 million in the first half of last year to $11.1 million for the same period this year. See the segment discussions following for further analysis of operating income by segment.

Net income in the second quarter was $729 thousand, or 3 cents per share, this year compared to $554 thousand, or 2 cents per share, last year. A decrease in operating income from the defense segment was offset by a reduction in operating loss from transportation systems.

For the first six months of the year, net income increased from $5.8 million, or 22 cents per share, in 2005 to $11.2 million, or 42 cents per share this year. The increase came primarily from a gain on the sale of real estate that had been held for investment purposes for many years, but was sold in the quarter ended December 31, 2005. The gain from the sale of the investment real estate was approximately $4.3 million, after applicable income taxes, or about 16 cents per share.

Product cost of sales as a percentage of product sales increased from 83.7% in the second quarter last year to 89.7% this year due primarily to cost increases on contracts in both segments, as described in the segment discussions following. As a result of this cost growth in the second quarter, for the first half of the fiscal year cost of product sales grew from 81.7% of sales in 2005 to 86.7% in 2006.

Service cost of sales as a percentage of service sales increased from 78.9% in the second quarter of 2005 to 81.6% this year. This increase was due to lower sales from a transportation systems service contract in Europe that has a high profit margin, as described in the segment discussion following. This same contract caused service cost of sales as a percentage of sales to increase from 79.9% in the first half of 2005 to 81.7% in 2006.

Selling, general and administrative (SG&A) expenses decreased by $5.7 million from last year’s second quarter and decreased from 16.6% to 11.9% of sales, with the decrease coming primarily from the transportation systems segment. SG&A was higher than normal in the second quarter last year because the transportation systems segment had recorded an allowance for doubtful accounts provision of $4.2 million related to a contract in dispute. For the first six months of the fiscal year, SG&A expenses decreased $11.5 million, from 15.7% to 11.7% of sales, with the decrease coming from both segments. In the first half last year, the defense segment had incurred higher than normal selling expenses related to contract proposals, while such activities returned to a more normal level in the first half this year. Transportation systems SG&A expenses were lower for several reasons. In addition to the allowance for doubtful accounts provision mentioned above, higher legal expenses were incurred last year related to a dispute, that was settled, with a former subcontractor. In addition, staffing reductions and lower contract proposal costs this year contributed to the decrease in SG&A in transportation systems.

Our projected effective tax rate for fiscal 2006 is 34.0% of pretax income, which is reflected in the provision recorded for the first six months of the year, compared to a rate of 33.3% used in last year’s first half. The projected rate is higher this year because the U.S. research and development credit expired on December 31, 2005 and has not been extended by Congress. The effective rate for fiscal 2006 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(millions)
Defense Segment Sales
Communications and electronics	$32.9	$24.6	$17.1	$11.3
Training systems	112.9	98.3	55.4	51.0
Government services	123.4	117.9	71.0	57.2
Tactical systems and other	3.5	1.4	1.7	0.7
	$272.7	$242.2	$145.2	$120.2

Defense Segment Operating Income
Communications and electronics	$2.1	$0.2	$1.8	$0.1
Training systems	(0.3)	6.9	(2.2)	3.6
Government services	10.7	7.3	6.5	3.9
Tactical systems and other	(1.4)	(0.2)	(0.9)	—
	$11.1	$14.2	$5.2	$7.6

Defense segment sales increased to $145.2 million in the quarter ended March 31, 2006, from $120.2 million in the second quarter of fiscal 2005, a 21% increase. Communications and electronics sales increased more than 50%, from $11.3 million in the second quarter of 2005 to $17.1 million in the second quarter this year. New contracts for the supply of data links for unmanned aerial vehicles (UAV) in the U.S. and U. K. added to communications and electronics sales for the quarter, as well as increased sales of personnel locator systems and communications products. Training Systems sales increased from $51.0 million in the second quarter last year to $55.4 million this year, a 9% increase. Increased sales of tactical laser engagement systems and new task orders for development of the next generation air combat training system more than offset slightly lower sales from ground combat and small arms training systems. Government services sales increased 24%, from $57.2 million in the second fiscal quarter of 2005 to $71.0 million this year. After having decreased significantly in the first quarter this year, sales from the key contract at the Joint Readiness Training Center (JRTC) in Fort Polk, LA returned to a level consistent with the previous year, while sales from all other significant sectors of this business unit increased over last year.

Defense segment sales for the first six months of the fiscal year increased to $272.7 million in 2006 from $242.2 million last year, a 13% increase. Communications and electronics sales were higher by 34%, having increased from $24.6 million to $32.9 million for the six month period. The increase for the six month period resulted from the same factors as in the second quarter. Training systems sales increased from $98.3 million in the first six months of 2005 to $112.9 million this year, a 15% increase. This resulted from increased sales of tactical laser engagement systems and small arms training systems and new task orders for development of the next generation air combat training system. Sales from ground combat training systems were slightly lower for the six-month period. Government services sales increased from $117.9 million in the first half of 2005 to $123.4 million this year, a 5% increase. Sales from force modernization contracts in Eastern Europe were down slightly for the period, but were higher from all other significant sectors of this business unit except for the JRTC. Sales from the JRTC contract had decreased by $11 million during the first quarter due to a decrease in combat training exercises at the facility during the quarter. The primary reason for the decline in training activity was that National Guard units which usually would have been training at the facility were diverted to hurricane relief efforts. As mentioned above, sales in the second quarter from this contract returned to a level consistent with 2005.

Operating income in the defense segment declined in the second quarter this year to $5.2 million from $7.6 million in the second quarter of fiscal 2005. Operating income from the communications and electronics business improved over last year, from $100 thousand to $1.8 million. The primary reason for the improvement is that the communication products division had incurred a loss of $700 thousand in last year’s second quarter, but turned that around into a $400 thousand profit this year. In addition, the profit margin from the data link product line improved during the quarter due to better than previously expected profits on a contract that is now completed. Training systems incurred an operating loss during the quarter of $2.2 million compared to operating income of $3.6 million in the second quarter of 2005. The primary cause of the operating loss was cost growth of $3.8 million on a contract for the development of a ground combat training system for a foreign customer. In addition, operating income from small arms training systems was lower, due to planned development costs of $900 thousand for new weapons simulations systems for this product line in an effort to become more competitive. Training systems also incurred costs in the second quarter of 2006 that were $600 thousand higher than planned for the development of a new training system for the U.S. Army. Government services operating income increased in the quarter due to higher sales volume and improved profit margins on operations and maintenance and computer simulation training contracts. Included in tactical systems and other are expenses of $1.0 million incurred during the second quarter, compared to $300 thousand last year, related to the 50% owned joint venture with a foreign company. The joint venture has been awarded one contract, but has not yet generated any sales.

For the first half of the year defense segment operating income was $11.1 million, compared to $14.2 million for the same period last year. Communications and electronics operating income improved from $200 thousand in the first half of 2005 to $2.1 million in the same period of 2006. The primary reason for this is that the communications products division improved from a $1.6 million loss last year to a $300 thousand profit this year. Training systems operating profits fell from $6.9 million in the first six months of 2005 to a loss of $300 thousand this year. The primary reason for this is the cost growth in the second quarter on the development contract mentioned above, in addition to $1.8 million spent on the weapons simulations systems development for small arms trainers, also mentioned above. Operating income from the government services business unit improved from $7.3 million in the first half of 2005 to $10.7 million this year for the same reasons identified above. Tactical systems and other includes $1.5 million of expenses in 2006 related to the foreign joint venture, compared to $300 thousand last year.

Transportation Systems Segment

Transportation segment sales decreased slightly from $58.4 million in the second quarter of 2005 to $57.8 million this year. For the first six months of the year, sales decreased from $122.3 million in 2005 to $121.5 million this year. Activity related to the Prestige contract in London decreased in both the second quarter and six-month periods compared to last year. In addition, sales were lower from European service contracts. Higher sales from system installation contracts in Sweden and North America nearly offset this decrease in both the quarter and six-month periods. Lower service sales in Europe were due primarily to one contract that has been scaled back from its previous requirements, as the customer is phasing out the old equipment and replacing it with new equipment of modern design which does not require the same support from us. We are competing for the contracts to provide the new equipment and have been successful in winning a portion of the work awarded thus far. In addition, a contract for the maintenance of communications equipment in London was completed at the end of fiscal 2005, and was not renewed, further impacting service sales for the quarter and first half of the year.

Transportation systems incurred an operating loss of $2.8 million in the second quarter this year compared to a loss of $5.6 million in the second quarter of 2005. Cost growth on contracts in North America and Australia resulted in the loss in the second quarter, as we continued to work toward completion of these contracts. The design and manufacturing activity on all but one of these contracts is substantially complete, however, the current challenge is in completing the installation and system integration. We believe that customer directed work outside the scope of the contracts and customer delay of progress toward completion of these contracts has resulted in a portion of the cost growth in this quarter and for several previous quarters. We are currently assessing the contractual basis for claims on these contracts and measuring the cost impact related to these customer required changes to the scope of work. While we believe we are entitled to recover the additional costs we have incurred due to these customer changes, the process is a long one and the amount of recovery from claims cannot be determined at this time. Therefore, all related costs have been expensed and no revenues from these claims have been recorded to-date.

Service contracts in North America and Europe continued to generate operating income in the second quarter, although operating income from European service contracts was lower than last year due primarily to the decrease in sales volume described above. The decrease in sales volume from the Prestige contract, mentioned above, also decreased operating income for the quarter.

For the first six months of the fiscal year, operating income was $400 thousand this year, compared to an operating loss of $3.7 million last year. The North American and Australian contracts mentioned above generated greater losses in 2005 than in the first half of this year. However, lower sales from the Prestige contract and European service contracts decreased operating income from these contracts in the current year compared to last year.

Backlog

As reflected in the table below, total backlog decreased about $70 million at March 31, 2006 compared to September 30, 2005. Transportation systems backlog decreased by $54 million, while defense backlog decreased about $16 million. Funded backlog decreased by $47 million during the six-month period, with transportation systems decreasing by $54 million and defense funded backlog increasing by $7 million.

	March 31,	September 30,
	2006	2005
	(in millions)
Total backlog
Transportation systems	$679.8	$733.3
Defense:
Communications and electronics	98.7	57.3
Training systems	280.7	318.9
Government services	323.5	340.0
Tactical systems and other	8.2	11.5
Total defense	711.1	727.7
Total	$1,390.9	$1,461.0

Funded backlog
Transportation systems	$679.8	$733.3
Defense:
Communications and electronics	98.7	57.3
Training systems	280.7	318.9
Government services	94.1	87.9
Tactical systems and other	8.2	11.5
Total defense	481.7	475.6
Total	$1,161.5	$1,208.9

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

Liquidity and Capital Resources

Operating activities generated cash of $15.6 million for the quarter, decreasing the use of cash from operating activities to $5.7 million for the first six months of the fiscal year. The primary reason for the positive cash flows from operations for the quarter was customer advances received on contracts during the quarter. An increase in accounts receivable during the quarter was offset by an increase in trade accounts payable. For the first six months of the year, negative cash flows came primarily from increased accounts receivable and inventories. The negative operating cash flows for the six-month period came primarily from the transportation systems segment.

Investing activities for the six month period included $8.0 million in proceeds from the sale of the building mentioned previously and capital expenditures of $5.6 million.

During the first half of the fiscal year, we made scheduled payments on long-term debt of $5.4 million and borrowed $8.7 million on a short-term basis.

Our financial condition remains strong with working capital of $242 million and a current ratio of 2.3 to 1 at March 31, 2006. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934 Rules 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the three month period ended March 31, 2006, the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 21, 2006. Matters voted upon were (1) election of directors, (2) approval of the 2005 Equity Incentive Plan, (3) approval of the Amended and Restated Certificate of Incorporation, and (4) ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1. Election of Directors

Director	For	Against	Withheld
Walter J. Zable	21,299,536	—	2,987,973
Walter C. Zable	21,527,265	—	2,760,244
Dr. Richard C. Atkinson	21,702,354	—	2,585,155
William W. Boyle	21,452,205	—	2,835,304
Raymond L. deKozan	21,505,241	—	2,782,268
Robert T. Monagan	21,111,893	—	3,175,616
Raymond E. Peet	21,176,468	—	3,111,041
Robert S. Sullivan	21,229,374	—	3,058,135
Robert D. Weaver	21,741,407	—	2,546,102

	For	Against	Abstain
2. 2005 Equity Incentive Plan	13,945,539	6,035,973	68,041

3. Amended and Restated Certificate of Incorporation	19,169,177	5,065,142	53,188

4. Ratification of Independent Auditors	24,109,376	135,808	43,325

Each matter submitted to the shareholders was approved.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2003, file No. 1-8931, Exhibit 3.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of W. J. Zable
31.2	Rule 13a-14(a) Certification of W. W. Boyle
32.1	Certification Pursuant to 18 U. S. C. Section 1350 of W. J. Zable
32.2	Certification Pursuant to 18 U. S. C. Section 1350 of W. W. Boyle

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 8, 2006	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	May 8, 2006	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller