Form 10-Q
period 2006-06-30
CUBIC CORP /DE/
filed 2006-08-03
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

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

As of July 27, 2006, registrant had only one class of common stock of which there were 26,719,663 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share data)

Net sales
Products	$371,230	$328,560	$125,286	$119,896
Services	245,404	257,223	89,668	93,894
	616,634	585,783	214,954	213,790

Cost and expenses
Products	317,987	276,481	104,763	106,035
Services	202,680	210,511	75,423	79,946
Selling, general and administrative	70,420	83,464	23,458	24,955
Research and development	5,137	4,614	991	1,236
	596,224	575,070	204,635	212,172

Operating income	20,410	10,713	10,319	1,618

Other income (expenses):
Gain on sale of investment real estate	7,237	—	—	—
Interest and dividends	1,321	689	670	136
Interest expense	(3,534)	(3,842)	(1,318)	(1,202)
Other income (expense)	172	1,773	(447)	214
Minority interest in loss of subsidiary	808	196	152	56

Income before income taxes	26,414	9,529	9,376	822

Income taxes	9,200	2,900	3,400	—

Net income	$17,214	$6,629	$5,976	$822

Basic and diluted net income per common share	$0.64	$0.25	$0.22	$0.03

Dividends per common share	$0.09	$0.09	$—	$—

Average number of common shares outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2006	2005
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$47,484	$48,860
Accounts receivable, net	341,646	310,771
Inventories	24,223	21,530
Deferred income taxes and other current assets	36,823	42,669
Total current assets	450,176	423,830

Long-term contract receivables	9,600	22,900
Property, plant and equipment - net	53,591	52,177
Goodwill	34,347	34,473
Other assets	13,969	13,900
	$561,683	$547,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$35,200	$26,302
Trade accounts payable	21,159	30,256
Customer advances	45,612	41,239
Other current liabilities	60,612	63,871
Accrued pension liability	5,490	7,953
Income taxes payable	9,718	6,571
Current portion of long-term debt	6,071	6,040
Total current liabilities	183,862	182,232

Long-term debt	38,230	43,776
Accrued pension liability	17,562	16,179
Deferred compensation	7,632	7,584
Minority interest	543	351

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	334,009	319,200
Accumulated other comprehensive income	3,557	1,667
Treasury stock at cost	(36,069)	(36,066)
	313,854	297,158
	$561,683	$547,280

Note: The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Activities:
Net income	$17,214	$6,629	$5,976	$822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,819	6,358	2,219	1,941
Gain on sale of investment real estate	(7,237)	—	—	—
Changes in operating assets and liabilities	(18,610)	(4,105)	(4,339)	8,676
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,814)	8,882	3,856	11,439

Investing Activities:
Net additions to property, plant and equipment	(8,082)	(5,509)	(2,452)	(806)
Proceeds from sale of investment real estate	8,028	—	—	—
Proceeds from sale of marketable securities	—	6,200	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(54)	691	(2,452)	(806)

Financing Activities:
Change in short-term borrowings, net	8,898	17,919	200	(629)
Principal payments on long-term borrowings	(5,428)	(5,913)	—	(321)
Purchases of treasury stock	(3)	—	(3)	—
Dividends paid	(2,405)	(2,405)	(2,405)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,062	9,601	(2,208)	(950)

Effect of exchange rates on cash	(570)	(625)	992	(146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,376)	18,549	188	9,537

Cash and cash equivalents at the beginning of the period	48,860	10,622	47,296	19,634

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$47,484	$29,171	$47,484	$29,171

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

		September 30,
	2006	2005
	(unaudited)
Trade and other receivables	$15,264	$11,085
Long-term contracts:
Billed	92,746	69,618
Unbilled	248,273	257,970
Allowance for doubtful accounts	(5,037)	(5,002)
Total accounts receivable	351,246	333,671
Less estimated amounts not currently due	(9,600)	(22,900)
Current accounts receivable	$341,646	$310,771

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2006.

Inventories consist of the following (in thousands):

	June 30, 2006	September 30, 2005
	(unaudited)
Finished products	$590	$471
Work in process and inventoried costs under long-term contracts	18,764	17,113
Raw material and purchased parts	4,869	3,946
Total inventories	$24,223	$21,530

At June 30, 2006, work in process and inventoried costs under long-term contracts includes approximately $5.6 million in costs incurred in advance of contract award or outside the scope of work on several contracts, primarily in the defense segment. Such costs were $5.8 million as of September 30, 2005. Management believes it is probable these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 – Comprehensive Income

Comprehensive income (loss) is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$17,214	$6,629	$5,976	$822
Foreign currency translation adjustments	2,315	(671)	5,321	(2,908)
Net unrealized gain (loss) from cash flow hedges	(425)	1,117	(417)	1,194
Comprehensive income (loss)	$19,104	$7,075	$10,880	$(892)

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales:
Defense	$422.1	$395.0	$149.4	$152.8
Transportation systems	183.3	179.5	61.8	57.2
Corporate and other	11.2	11.3	3.7	3.8
Total sales	$616.6	$585.8	$214.9	$213.8

Operating income (loss):
Defense	$20.7	$21.8	$9.6	$7.6
Transportation systems	1.5	(8.9)	1.1	(5.2)
Corporate and other	(1.8)	(2.2)	(0.4)	(0.8)
Total operating income	$20.4	$10.7	$10.3	$1.6

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million until March 2010. As of June 30, 2006, $35.2 million was outstanding under this agreement at a rate of 6.2% and is included in current liabilities because it is management’s intent to repay the borrowing within one year.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$6,261	$5,718	$2,133	$1,952
Interest cost	6,594	5,963	2,228	1,961
Expected return on plan assets	(7,253)	(6,192)	(2,449)	(2,063)
Amortization of:
Prior service cost	23	20	8	5
Actuarial loss	1,629	1,178	548	351
Administrative expenses	75	75	25	25
Net pension cost	$7,329	$6,762	$2,493	$2,231

Note 7 – New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2006

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

Consolidated Overview

Sales for the quarter ended June 30, 2006 increased to $214.9 million compared to $213.8 million in the third quarter last year, an increase of 1%. Defense segment sales were down 2% from $152.8 million in the third quarter of fiscal 2005 to $149.4 million in the third quarter this year. Transportation systems sales increased 8% from $57.2 million last year to $61.8 million in the third quarter this year.

For the first nine months of the fiscal year, sales increased to $616.6 million in 2006, from $585.8 million last year, an increase of 5%. The sales increase came from both segments, with the biggest increase coming from defense. Defense segment sales grew from $395.0 million in the first nine months of 2005 to $422.1 million this year, an increase of 7%. Transportation systems sales for the first nine months were $183.3 million this year compared to $179.5 million last year, an increase of 2%. See the segment discussions following for further analysis of segment sales.

Operating income in the third fiscal quarter increased to $10.3 million in 2006 compared to $1.6 million in 2005. Defense segment operating income improved to $9.6 million for the quarter, from $7.6 million in the third quarter last year. The transportation systems segment generated operating income of $1.1 million for the third quarter this year compared to an operating loss of $5.2 million in the same quarter last year.

Operating income for the first nine months of the fiscal year increased from $10.7 million in 2005 to $20.4 million this year due to the transportation systems segment generating a profit of $1.5 million this year compared to a loss of $8.9 million in the first nine months last year. Defense systems operating income decreased from $21.8 million in the first nine months of last year to $20.7 million for the same period this year. See the segment discussions following for further analysis of operating income by segment.

Net income in the third quarter was $6.0 million, or 22 cents per share, this year compared to $822 thousand, or 3 cents per share, last year. The increase in operating income from the defense segment and improvement in the transportation systems segment from a loss to a small profit resulted in this improvement in net income compared to last year.

For the first nine months of the year, net income increased from $6.6 million, or 25 cents per share, in 2005 to $17.2 million, or 64 cents per share this year. The increase came from better operating results in the transportation systems segment and a gain on the sale of real estate that had been held for investment purposes for many years, but was sold in the first quarter of the fiscal year. The gain from the sale of the investment real estate was approximately $4.3 million, after applicable income taxes, or about 16 cents per share.

Selling, general and administrative (SG&A) expenses decreased by $13.0 million for the first nine months of the fiscal year, from 14.2% to 11.4% of sales, with the decrease coming from both segments. In the first nine months last year, the defense segment had incurred higher than normal selling expenses related to contract proposals, while such activities returned to a more normal level in the first nine months this year. Lower transportation systems selling expenses and staffing reductions also contributed to reduced SG&A expenses in that segment. In addition, an allowance for doubtful accounts provision of more than $4 million had contributed to higher SG&A expenses in transportation systems in the first nine months of 2005.

In December 2004, Financial Accounting Standards Board Position 109-2 was issued and established standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitated a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise was allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company determined during its third fiscal quarter of 2006 that it had sufficient information to make an informed decision on the impact of the Act on the Company’s repatriation plans. Based on that decision, the Company plans to repatriate approximately $48.0 million in extraordinary dividends, as defined by the Act, during the fourth quarter of 2006 and, accordingly, has recorded a $1.5 million tax liability as of June 30, 2006. The Company was also able to reverse approximately $900 thousand in tax reserves during the quarter ended June 30, 2006, which management believes are no longer required.

Other than the above third quarter tax provision adjustments, our projected effective tax rate for fiscal 2006 is 32.6% of pretax income, which is reflected in the provision recorded for the first nine months of the year, compared to a rate of 30.4% used in last year’s nine-month period. The 2005 effective rate was lower primarily because more of the operating income in 2005 came from the UK, where rates are lower than in the U.S. In addition, the U.S. research and development credit expired on December 31, 2005 and has not been extended by Congress, increasing the projected effective rate this year. The effective rate for fiscal 2006 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions)
Defense Segment Sales
Communications and electronics	$48.4	$40.3	$15.5	$15.7
Training systems	172.4	161.5	59.5	63.2
Government services	195.4	190.1	72.0	72.2
Tactical systems and other	5.9	3.1	2.4	1.7
	$422.1	$395.0	$149.4	$152.8

Defense Segment Operating Income
Communications and electronics	$2.8	$(0.8)	$0.7	$(1.0)
Training systems	4.1	11.0	4.4	4.1
Government services	15.6	12.8	4.9	5.5
Tactical systems and other	(1.8)	(1.2)	(0.4)	(1.0)
	$20.7	$21.8	$9.6	$7.6

Defense segment sales decreased 2%, from $152.8 million in the third quarter of fiscal 2005 to $149.4 million in the third quarter this year. Communications and electronics sales decreased slightly, from $15.7 million in the third quarter of 2005 to $15.5 million in the third quarter this year. Sales increased from contracts for the supply of data links for unmanned aerial vehicles in the U.S. and U. K., while sales of communications products decreased for the quarter. Training Systems sales decreased from $63.2 million in the third quarter last year to $59.5 million this year, a 6% decrease. New task orders for development of the next generation air combat training system resulted in higher air combat training sales; however, sales of ground combat training systems decreased. In addition, delayed U.S. government funding for small arms training systems in 2006 resulted in lower sales from this product line. Government services sales were nearly equal to last year’s third quarter, at $72.0 million this year, compared to $72.2 million last year. Higher sales from contracts for the modeling the effects of weapons of mass destruction were offset by lower sales from other mission support activities. This can be attributed in part to reduced U.S. government funding during the period for battlefield simulation support activities.

Defense segment sales for the first nine months of the fiscal year increased to $422.1 million in 2006 from $395.0 million last year, a 7% increase. Communications and electronics sales increased 20% from $40.3 million to $48.4 million for the nine-month period. Nearly all of the increase came from contracts for data link systems. Training systems sales increased from $161.5 million in the first nine months of 2005 to $172.4 million this year, primarily from increased sales of tactical laser engagement systems and new task orders for development of the next generation air combat training system. Sales from small arms training systems were lower for the nine-month period due to the government funding issue mentioned above. Government services sales increased from $190.1 million in the first nine months of 2005 to $195.4 million this year, with increased sales primarily coming from contracts for the modeling the effects of weapons of mass destruction offsetting a decrease in sales from the Joint Readiness Training Center (JRTC).

Operating income in the defense segment improved in the third quarter to $9.6 million compared to $7.6 million in the third quarter of fiscal 2005. Operating income from the communications and electronics business unit improved over last year, from a loss of $1.0 million to a profit of $700 thousand. The reason for the improvement is that the communication products division had incurred a loss of $1.6 million in last year’s third quarter, but turned that around into a $100 thousand profit this year. Training systems operating income increased from $4.1 million in the third quarter last year to $4.4 million this year due to higher profits from air combat training systems and tactical laser engagement systems. Higher profits from these product lines was partially offset by lower operating income from small arms training systems due primarily to lower sales volume. Government services operating income decreased from $5.4 million in the third quarter last year to $4.9 million this year. Lower profit margins on operations and maintenance contracts and lower sales from the JRTC contract contributed to this decrease. Included in tactical systems and other is an operating loss of $400 thousand incurred during the third quarter, compared to $200 thousand last year, related to the 50% owned joint venture with a foreign company. The joint venture began work on its first contract during the quarter.

For the first nine months of the year defense segment operating income was $20.7 million, compared to $21.8 million for the same period last year. Communications and electronics operating income improved from a loss of $800 thousand in the first nine months of 2005 to a profit of $2.8 million this year. The communications products division improved from a $3.2 million loss in the first three quarters last year to a $400 thousand profit this year, while operating income from data links and avionics was virtually the same in both years. Training systems operating income decreased from $11.0 million in the first nine months of 2005 to $4.1 million this year. The primary reason for the decrease was cost growth of $3.8 million on a contract for the development of a ground combat training system for a foreign customer. In addition, operating income from small arms training systems was lower, due to planned development costs of $2.0 million for new weapons simulations systems for this product line in an effort to become more competitive. This weapons development effort is now substantially complete. Operating income from the government services business unit improved from $12.8 million in the first nine months of fiscal 2005 to $15.6 million this year due to higher sales volume and improved profit margins from contracts for computer simulation training and modeling the effects of weapons of mass destruction. Tactical systems and other includes an operating loss of $1.9 million in 2006 related to the joint venture mentioned above, compared to $500 thousand last year.

Transportation Systems Segment

Transportation segment sales increased from $57.2 million in the third quarter of 2005 to $61.8 million this year. This increase came primarily from system installations in North America and Sweden. For the first three quarters of the year, sales increased from $179.5 million in 2005 to $183.3 million this year. Higher sales from the contracts mentioned above were partially offset by an anticipated decrease in sales from the Prestige contract in London and from European service contracts. As discussed in previous reports, the Prestige system is in the operations and maintenance phase, which generates lower sales than the system design and installation phase. Service sales were lower in Europe primarily because of the gradual phase-out of old ticket issuing equipment which is being replaced by modern equipment requiring less maintenance. We are competing for the contracts to provide the new equipment and have been successful in winning a portion of the work awarded thus far. In addition, a contract for the maintenance of communications equipment in London was completed at the end of fiscal 2005, and was not renewed in 2006, further impacting service sales for the first nine months of the year. We anticipate lower sales from the transportation systems segment in fiscal 2007 due to the expected completion of several systems contracts in North America and a decrease in opportunities to sell new systems in the near term.

Transportation systems generated a modest profit of $1.1 million in the third quarter this year compared to a loss of $5.2 million in the third quarter of 2005. Cost growth of $4.8 million on certain systems contracts in North America and Australia partially offset profits from service related contracts and European systems contracts. Improved operating performance on the Prestige contract also contributed to the operating profit for the quarter.

The design, manufacture and a substantial portion of the installation of equipment on the North American and Australian contracts referred to above is complete. Nevertheless, there continues to be risk that we will not be able to complete these contracts within our current estimates to complete. These risks include potential higher costs for software integration, customer-caused delays in the installation of hardware and customer directed changes to system configuration. We also believe that customer directed work outside the scope of the contracts and customer delay of progress toward completion of these contracts has resulted in a portion of the cost growth we have already experienced. We are continuing to assess the contractual basis for claims on these contracts and measuring the cost impact related to these customer required changes to the scope of work. While we believe we are entitled to recover some of the additional costs we have incurred and costs we may incur in the future due to customer delays or changes, the amount of recovery from claims cannot be determined at this time. Therefore, all related costs have been expensed and no revenues from these claims have been recorded to-date.

For the first three quarters of the fiscal year, operating income in the transportation systems segment was $1.5 million, compared to an operating loss of $8.9 million last year. Losses recorded on the North American and Australian contracts mentioned above were lower in the first nine months of 2006 than in 2005. However, lower sales from the Prestige contract and European service contracts resulted in decreased operating income from these contracts in the current year compared to last year.

Backlog

As reflected in the table below, total backlog decreased approximately $32 million at June 30, 2006 compared to September 30, 2005, but increased by $38 million during the third quarter. Transportation systems backlog decreased by $24 million, while defense backlog decreased about $8 million for the first nine months of the fiscal year. Funded backlog decreased by only $1 million during the nine-month period, with transportation systems decreasing by $24 million and defense funded backlog increasing by $23 million.

	June 30,	September 30,
	2006	2005
	(in millions)
Total backlog
Transportation systems	$709.2	$733.3
Defense:
Communications and electronics	86.3	57.3
Training systems	291.8	318.9
Government services	332.7	340.0
Tactical systems and other	9.2	11.5
Total defense	720.0	727.7
Total	$1,429.2	$1,461.0

Funded backlog
Transportation systems	$709.2	$733.3
Defense:
Communications and electronics	86.3	57.3
Training systems	291.8	318.9
Government services	111.3	87.9
Tactical systems and other	9.2	11.5
Total defense	498.6	475.6
Total	$1,207.8	$1,208.9

In defense, the difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised nor are indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities generated cash of $3.8 million for the quarter, decreasing the use of cash from operating activities to $1.8 million for the first nine months of the fiscal year. Positive operating cash flows came from the transportation systems segment, while the defense segment experienced somewhat negative cash flows for the quarter. For the first nine months of the year, defense segment cash flows were modestly negative and transportation systems modestly positive. Negative cash flows in defense resulted primarily from increased accounts receivable and inventories, while positive cash flows in transportation systems came primarily from customer advances.

Investing activities for the nine month period included $8.0 million in proceeds from the sale of the real estate mentioned previously, offset by capital expenditures of $8.1 million.

During the first nine months of the fiscal year, we made scheduled payments on long-term debt of $5.4 million, paid a dividend to shareholders of $2.4 million and borrowed $8.9 million on a short-term basis.

Our financial condition remains strong with working capital of $266 million and a current ratio of 2.4 to 1 at June 30, 2006. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, including internal control over financial reporting, which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We routinely review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and migrating certain processes from our operating units to our corporate shared service center. In addition, if we acquire new businesses, we will review the controls and procedures of the acquired business as part of our integration activities.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and restated Certificate of Incorporation, attached hereto as Exhibit 3.1
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 2, 2006	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	August 2, 2006	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller