Form 10-K
period 2006-09-30
CUBIC CORP /DE/
filed 2006-12-07
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number 1-8931

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	American Stock Exchange, Inc.
Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

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

Yes ☐    No ☒

The aggregate market value of 16,029,954 shares of voting stock held by non-affiliates of the registrant was: $383,757,000 as of March 31, 2006, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 17, 2006 including shares held by affiliates is: 26,719,663 (after deducting 8,945,066 shares held as treasury stock).

Parts I and III incorporate information by reference from the Registrant’s definitive proxy statement which will be filed no later than 120 days after the close of the Registrant’s year-end, and no later than 30 days prior to the Annual Shareholders’ Meeting.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on February 20, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We also perform a variety of services, such as computer simulation training, distributed interactive simulation and development of military training doctrine, as well as field operations and maintenance. We manufacture replacement parts for the products we produce.  In addition, we operate a corrugated paper converting facility.

In 2006, growth in our defense segment slowed to about 4% from the prior year.  Compared to 2005,  training systems sales were virtually flat and mission support services grew by 2%, while our communications and electronics business grew by 23% due to new contracts we won last year. The defense segment made one small strategic acquisition of a training systems business during the year; however, we continue to evaluate possible targets for future defense-related acquisitions. Transportation systems sales have leveled off in recent years primarily because of the completion of the initial phase of the fare collection system in London in 2003. The business has expanded in other regions to largely offset the decrease in sales in the U.K

During fiscal year 2006, approximately 52% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2006. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

DEFENSE

Cubic’s defense business segment operates as the Cubic Defense Applications (CDA) group consisting of three market-focused business units: Training Systems, Mission Support Services, and Communications & Electronics.  Our products include customized military range instrumentation systems, tactical engagement simulation systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.  Our services include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, and field operations and maintenance.  We market our capabilities directly to various U.S. government departments and agencies and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers. In addition to the three business units, we formed a joint venture with Rafael Armament Development Authority Ltd., an Israeli company, to produce certain Rafael defense systems in the United States for Israel and for U.S. customers.

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

TSBU’s business is organized into Air Combat Training, Land Combat Training, Tactical Engagement Simulation, and Simulation Systems.  In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the U.S. Air Force, Navy and Marine Corps.  The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment.  Many other nations employ Cubic’s ACMI systems.

TSBU’s Land Combat Training involves systems analogous to air ranges for ground force training.  TSBU provided turnkey systems to instrument two U.S. Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC) and is engaged in a multiyear effort to expand capability of the Alaska Training Range.  The unit also built ranges in recent years for the British Army in the U.K. and Canada.  TSBU is currently working on similar land combat training centers for Canada, Australia and for customers in the Middle East and Far East. To meet new customer demand for mobile instrumented training, TSBU has also developed a transportable, deployable system, known as I-HITS, now being fielded by the U.S. Army. In 2005, TSBU was awarded a five-year $72 million IDIQ contract to produce I-HITS for the U.S. Army.

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

Mission Support Services

CDA’s Mission Support Business Unit (MSBU), along with the separate Force Modernization Division (FMD), is a leading provider of tactical knowledge-based services to the U.S. Government and allied nations, with an emphasis on military training.  Our mission support business consists of approximately 3,300 people at more than 100 locations throughout the world.  Our personnel serve with clients in their actual environments and prepare forces through comprehensive training, exercises, education, and operational support to meet the full scope of their missions, from large scale combat operations, to special operations, peacekeeping, consequence management, and humanitarian assistance operations worldwide.  We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (including live and computer-based) as final preparation of forces prior to their deployment to mission areas.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.  U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, MSBU and FMD are viewed as premier service providers and formidable competitors.  We typically compete as prime contractors to the government, but also team with other companies depending on the skills required.  Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battle situations.  More recently, the business base has broadened to include integrated live, virtual, and constructive training support, distance learning, knowledge management, weapons effects modeling, intelligence analysis, homeland security training and exercises, and military force modernization.

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

Backlog:

Funded sales backlog of the defense segment at September 30, 2006 was $509 million compared to $476 million at September 30, 2005.  Total backlog, including unfunded customer orders, was $763 million at September 30, 2006 compared to $728 million at September 30, 2005. Approximately $360 million of the September 30, 2006 total backlog is not expected to be completed by September 30, 2007.

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

TRANSPORTATION SYSTEMS

Cubic Transportation Systems (“CTS”) is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of service and system solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, CTS designs, develops and manufactures special technology components, such as smart card readers and magnetic ticket transports for use within its suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, the transportation segment has been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, the New York / New Jersey region, the Washington, D.C. / Baltimore / Virginia region, the Los Angeles region, the San Diego region, San Francisco, Minneapolis/St. Paul, Chicago, Atlanta, Brisbane, Australia, and Sweden.

These programs provide a base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a joint venture company in which Cubic has a 37.5% ownership, was awarded a contract called “PRESTIGE” to outsource the London Transport fare collection services.  This 17-year contract, now in its ninth year, is the largest automated fare collection contract ever awarded.  Our share of the work, including all contract change orders to date, exceeds $1 billion over the 17-year life of the contract.

Industry Overview

Transport agencies, particularly those based in the U.S., rely heavily on federal, state and local government for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems.  The average lifecycle for fare collection systems is 12 to 15 years.  Procurements tend to follow a long and strict competitive bid process where low price is a significant factor.

The automated fare collection business is a niche market able to sustain only a relatively few number of suppliers.  Because of the long life expectancy of these systems and only a few companies able to supply them, there is fierce competition to win these jobs, often resulting in low initial contract profitability.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system as well as interoperability of multiple operators within a single networked system.  As such, there is a growing trend for regional ticketing systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional smart card.  There is an emerging trend for other applications to be added to these regional systems to expand the utility of the smart card, offering higher value and incentives to the end users and lowering costs and creating new revenue streams for the regional system operators.  As a result, these regional systems have created opportunities for new levels of systems support and services including call center support, smart card production and distribution, financial clearing and settlement and multi-application support.  In some cases, operators are choosing to outsource the ongoing operations and commercialization of these regional ticketing systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long-term.

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

Backlog:

Funded sales backlog of the transportation systems segment at September 30, 2006 and 2005 amounted to $716 million and $733 million, respectively. Approximately $525 million of the September 30, 2006 total backlog is not expected to be completed by September 30, 2007.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such foreign competitors as Thales, ACS, Scheidt & Bachmann and ERG.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, it is common practice to form consortiums that include, in addition to the fare collection companies noted above, telecommunications, consulting and computer services companies including Keane, Siemens, Accenture, Metropolitan Transit Railway Corporation, Unisys, Computer Sciences Corporation and EDS.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

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

Backlog:

Consolidated Converting Company had little sales backlog at September 30, 2006 and 2005. The business does not track sales backlog due to the short-term conversion of customer orders into sales and the absence of long-term contracts.

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

An example of this in our defense segment is the recent competitive award of a contract to provide the next generation U.S. mobile ground training system.  Starting in the early 1980’s we built sophisticated ground training instrumented facilities for the U.S. and foreign militaries.  Our experience and innovation in this area of training technology was a key factor in the recent award by the U.S. Army of a five year $72 million IDIQ contract for the first mobile training facilities known as Initial-Homestation Instrumentation Training System or “I-HITS”.  These new mobile training facilities will be deployed into combat areas and will utilize the latest in training technologies. Since the initial U.S. Army award in 2005, we have received four additional awards under this contract for I-HITS systems.

In our transportation segment we have had a relationship with the Washington Metropolitan Area Transportation Authority (WMATA) for over 30 years, since we first implemented their magnetic ticketing system, and have over the years installed a complete back office system and over 4,000 pieces of equipment.  In 1999, we upgraded their system with SmarTrip®, the first contactless smart card implementation in the U.S. and have since added other applications such as parking, security access and prepaid transit benefits to the system.  We are currently rolling out the SmarTrip system to 1,600

WMATA buses, to over 2,000 buses throughout the Baltimore and Northern Virginia region and to the regional rail system.  We are also supplying a point-of-sale distribution network and upgrading the central computer system to offer region-wide services and to interface to a third party operated customer service center. Similarly, we are regionalizing integrated fare collection systems in London, New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 52% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is the PRESTIGE contract in London which represented about 6% of consolidated sales in 2006. The London area continues to be one of our strongest markets for transportation systems but we do not rely significantly on any single customer in the transportation systems market.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 40% of our sales revenue in 2006 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

Through selective strategic acquisitions we seek to expand our customer base, broaden our technical solutions, gain staffing resources and leverage our entry into related new markets. In our defense segment we acquired a small virtual training product line in 2006 that broadened our presence in the small arms virtual training market.  With our improved financial performance in 2006, we anticipate a renewed focus on acquisitions in fiscal 2007. We are focused on specific growth opportunities in the defense marketplace and select market opportunities in transportation.

OTHER MATTERS

We pursue a policy of seeking patent protection for our products where deemed advisable, but do not regard ourselves as materially dependent on patents for the maintenance of our competitive position.

We do not engage in any business that is seasonal in nature. Because our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees seven holidays in the first quarter, compared to one or two in each of the other quarters of the year. This is not necessarily a consistent pattern as it depends upon actual activities in any given year.

The cost of Company sponsored research and development (R&D) activities was $6.1 million, $8.1 million, $5.5 million in 2006, 2005, 2004, respectively. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was $64 million in 2006 compared to $65 million and $51 million in 2005 and 2004, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 6,000 persons at September 30, 2006.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2006.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination.  If an agency terminates a contract with us for default, we are denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source.  We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

Approximately 74% of our revenues in 2006 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Often, we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

Our performance of contracts may involve subcontractors, upon which we rely to deliver the products to our customers.  We may have disputes with subcontractors.  A failure by a subcontractor to satisfactorily deliver products or services may adversely affect our ability to perform our obligations as a prime contractor.  Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose us to liability for excess costs of reprocurement by the customer and have a material adverse effect on our ability to compete for other contracts.

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

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget, and our pricing affect our operating margins. Significant growth in costs to complete our contracts, such as we experienced in our transportation systems business in 2005 and 2006, may adversely affect our results of operations in future periods. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

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

Item 2.           PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 74% of the square footage, including 517,000 square feet located in San Diego, California and 468,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Arlington, VA	Leased
Auckland, New Zealand	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
San Diego, CA	Leased and owned
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Auburn, NSW Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Frankfurt, Germany	Leased
London, England	Leased
Los Angeles, CA	Leased
Montreal, Canada	Leased
New York, NY	Leased and owned
Merthsham, Surrey, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned

Other:
Whittier, CA	Leased

Investment properties:
Teterboro, NJ	Leased
Vancouver, Canada	Leased

Item 3.           LEGAL PROCEEDINGS.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The dispute between Iran and Cubic is on hold in the 9th Circuit and the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2006. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. The Court denied the Company’s motion to transfer the case to arbitration. The Company has appealed that decision to the California Court of Appeals. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2006.

From time-to-time, agencies of the U.S. and foreign governments may investigate whether the Company’s operations are being conducted in accordance with applicable regulatory requirements. Such investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future government contracting.  Government investigations often take years to complete and most result in no adverse action against the Company.

The Company is not a party to any other material pending proceedings and management considers all other matters to be ordinary proceedings incidental to the business. Management believes the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on the Company’s financial position.

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

PART II

Item 5.           MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the American Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2006		Fiscal 2005		Dividends per Share
	High	Low	High	Low	Fiscal 2006	Fiscal 2005
First quarter	$20.56	$15.63	$25.92	$21.36	—	—
Second quarter	23.94	20.74	24.15	18.35	$.09	$.09
Third quarter	24.40	18.27	19.80	16.53	—	—
Fourth quarter	20.74	18.30	19.47	16.61	$.09	$.09

On November 17, 2006, the closing price of our common stock on the American Stock Exchange was $21.86.

There were approximately 1,100 shareholders of record of our common stock as of November 17, 2006.

Item 6.           SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2006	2005	2004	2003	2002

Results of Operations:
Sales	$821,386	$804,372	$722,012	$634,061	$559,604
Cost of sales	687,213	672,541	549,170	493,377	426,012
Selling, general and administrative expenses	97,166	110,644	107,139	87,888	85,459
Interest expense	5,112	5,386	4,658	3,659	3,538
Income taxes	12,196	453	19,394	18,514	11,484
Net income	24,133	11,628	36,911	36,519	29,437

Average number of shares outstanding	26,720	26,720	26,720	26,720	26,720

Per Share Data:
Net income	$0.90	$0.44	$1.38	$1.37	$1.10
Cash dividends	0.18	0.18	0.16	0.14	0.13

Year-End Data:
Shareholders’ equity	$323,226	$297,158	$298,767	$255,292	$213,163
Equity per share	12.10	11.12	11.18	9.55	7.98
Total assets	548,071	547,280	542,924	460,226	374,459
Long-term debt	38,159	43,776	50,037	47,142	48,571

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2006, 69% of sales were derived from defense, while 31% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 52% of sales in 2006 compared to 53% in 2005 and 50% in 2004.

Cubic Defense Applications (CDA) is organized into three market-focused business units: Training Systems Business Unit (TSBU), Mission Support Services Business Unit (MSBU), and Communications & Electronics Business Unit (CEBU).  The segment is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. The segment also has a 50% interest in a joint venture which in 2006 received its first contracts to produce certain advanced tactical systems for the U.S. and Israel.

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

Consolidated Overview

Sales in fiscal 2006 increased by 2% to $821.4 million compared to $804.4 million in 2005. Sales in 2005 represented an 11% increase over 2004 sales of $722.0 million. The sales growth in both 2005 and 2006 came from our defense segment, while transportation systems sales were nearly flat for the three year period from 2004 to 2006. Essentially all the growth in defense sales in both years came from existing businesses, with an immaterial amount coming from a small strategic acquisition we made in 2006. We also made two small transportation systems acquisitions, one at the end of 2004 and one early in 2005, which added about $4.3 million and $9.1 million to fiscal 2006 and 2005 transportation systems sales, respectively. See the segment discussions following for further analysis of segment sales.

Operating income more than doubled in 2006 to $30.9 million from $13.1 million in 2005. The primary reason for the improvement in 2006 was that our transportation business returned to profitability after having incurred an operating loss in fiscal 2005. Defense operating income also increased in 2006, at a slightly better rate than the growth in defense sales. Costs of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which are included in corporate and other costs in our segment reporting, decreased in fiscal 2006 to $0.9 million compared to $1.4 million in 2005, our initial year of compliance. Operating income decreased by 76% in 2005 from 2004 operating income of $54.2 million. The primary reason for the large decrease was the operating loss incurred in 2005 by our transportation systems segment, in addition to a small decrease in defense operating income. See the segment discussions following for further details of segment operating results.

Net income more than doubled from $11.6 million ($0.44 per share) in 2005 to $24.1 million ($.90 per share) in 2006, primarily because of the improvement in transportation systems operating results. Net income in 2005 had dropped from the 2004 level of $36.9 million ($1.38 per share) primarily because of the operating loss in transportation systems in 2005, and was further impacted by the decrease in defense segment operating income in that year. Approximately $4.3 million, after applicable income taxes, of the

2006 net income was from a gain on the sale of real estate that had been held for investment purposes for many years, but was sold in the first quarter of the fiscal year. Approximately $2.8 million of the 2005 net income was from a reduction in tax contingency reserves in the fourth quarter, while $2.3 million, after taxes, of the 2004 net income was from a gain on the sale of a life insurance policy in the third quarter. In 2004, a loss provision for a legal matter had also reduced net income in the fourth quarter by approximately $3.8 million after taxes.

The gross margin from product sales improved slightly in 2006 to 16.0% from 15.1% in 2005, due to improved performance in the transportation systems segment. However, cost growth on a training systems contract in the defense segment and on several transportation systems contracts in 2006, kept the gross margin from products lower than the 2004 level of 26.6%.  The gross margin from service sales was 16.9% in 2006, compared to 18.1% in 2005 and 19.6% in 2004. The primary cause of the decreasing service gross margin during the three year period was lower sales from a service contract in Europe that had generated higher than average gross margins. This contract continues to decrease in scope and is expected to be completed in the second quarter of fiscal 2007.

Selling, general and administrative (SG&A) expenses decreased to 11.8% of sales in 2006 compared to 13.8% in 2005 and 14.8% in 2004. SG&A expenses were $13.5 million lower in 2006 than in 2005, with the decrease coming from both segments. In 2005, the defense segment incurred higher than normal selling expenses related to contract proposals, while such activities returned to a more normal level in 2006. Lower transportation systems selling expenses and staffing reductions contributed to reduced SG&A expenses in that segment. In addition, an allowance for doubtful accounts provision of more than $4 million had contributed to higher SG&A expenses in transportation systems in 2005. Transportation systems SG&A expenses decreased in 2005 despite the allowance for doubtful accounts provision, due to a reduction in legal, consulting and engineering support costs incurred in 2004 related to a contractual dispute with a former subcontractor.

Company sponsored research and development (R&D) spending decreased in 2006 from the 2005 level, however, R&D costs continued to be incurred primarily in connection with customer funded activities. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required development activity in 2006 was $64 million, compared to $65 million in 2005 and $51 million in 2004; however, these costs are included in cost of sales as they are directly related to contract performance.

Interest and dividend income increased in 2006 over both 2005 and 2004 due primarily to higher interest rates in 2006. Other income was lower in 2006 than in 2005 and 2004 due in part to lower rental income, resulting from the sale of the real estate mentioned above. Other income in 2005 had also included higher foreign currency exchange gains on intercompany advances to our U.K. subsidiary. Interest expense decreased in 2006 from the 2005 level primarily because of a reduction in long-term borrowings. Interest expense was higher in both 2005 and 2006 than in 2004 due primarily to higher levels of short-term borrowings during each of those years.

Our effective tax rate for 2006 was 33.6% of pretax income compared to 3.7% in 2005 and 34.4% in 2004. Tax expense in 2006 included a provision of $1.6 million for taxes due upon the repatriation of capital to the U.S. from our U.K. subsidiary during the year. The effective rate in both 2006 and 2005 benefited from the reversal of tax contingency provisions amounting to $1.1 million and $2.8 million, respectively. Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

In December 2004, Financial Accounting Standards Board Position 109-2 was issued and established standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitated a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes

(SFAS 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise was allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We determined during the third fiscal quarter of 2006 that we had sufficient information to make an informed decision on the impact of the Act on our repatriation plans and a provision of $1.5 million was recorded at that time. In the fourth quarter, an extraordinary dividend, as defined by the Act, was paid by our U.K. subsidiary amounting to $48.3 million.

In light of this extraordinary dividend and changing market conditions, we have reevaluated our capital requirements in Europe to determine what portion of our investment can be considered indefinitely reinvested. Our analysis determined that the level of investment we currently have in Europe will be required for the foreseeable future and is considered indefinitely reinvested; therefore, no provision for taxes due upon repatriation has been provided. However, we currently have no firm plans to invest further capital in Europe, so we have concluded that we will provide for U.S. taxes on future earnings in Europe until such time as our plans for investment in Europe become solidified.

Tax legislation enacted in 2004 repealed the Extraterritorial Income (ETI) exclusion relating to export sales. Over a transition period which began in 2005, the new tax rules phase-out the ETI exclusion benefit and provide for a new tax deduction in computing profits from the sale of products manufactured in the United States. The tax benefit we may realize from the new legislation is expected to be substantially equivalent to the benefit we realized under the repealed ETI exclusion; however, changing business conditions could affect this benefit in the future.

Defense Segment

Years ended September 30,	2006	2005	2004
	(in millions)

Defense Segment Sales
Communications and electronics (CEBU)	$64.6	$52.5	$65.5
Training systems (TSBU)	228.0	227.9	181.6
Mission support services (MSBU)	262.9	257.0	202.4
Tactical systems and other	7.3	6.0	3.4
	$562.8	$543.4	$452.9

Defense Segment Operating Income
Communications and electronics (CEBU)	$3.9	$(4.8)	$6.8
Training systems (TSBU)	9.7	18.2	15.2
Mission support services (MSBU)	20.6	17.9	12.3
Tactical systems and other	(2.8)	(1.2)	0.2
	$31.4	$30.1	$34.5

As depicted in the table above, sales from our defense segment increased 4% in 2006 to $562.8 million from $543.4 million in 2005, after having increased by 20% in 2005 from the 2004 level of $452.9 million. All defense business units generated higher sales in 2006, with the biggest increase coming from CEBU. In 2005 sales from CEBU decreased from the 2004 level, while the other defense business units experienced significant growth. The caption “Tactical systems and other” in the table above includes operating results of our 50% owned joint venture company as well as advanced programs for the development of new defense technologies. The joint venture company began work on its first contracts in 2006, which is reflected in the sales amounts above.

Operating income in our defense segment increased to $31.4 million in 2006 from $30.1 million in 2005, a 4% increase, after having decreased in 2005 by 13% from $34.5 million in 2004. The increase in 2006 operating income was primarily due to a turnaround to profitability in CEBU, which incurred an operating loss in 2005. MSBU operating income increased in both 2005 and 2006, while TSBU operating income decreased by nearly 50% in 2006 after having increased in 2005. The joint venture company incurred operating losses of $2.0 million and $1.3 million in 2006 and 2005, respectively, and is not expected to generate operating profits in the near term as it is still in its start-up phase. Operating income amounts in the above table for 2005 and 2004 have been revised from previous reports to conform to the 2006 method of allocating corporate costs to the business units.

Communications and Electronics (CEBU)

Sales from CEBU increased from $52.5 million in 2005 to $64.6 million in 2006, a 23% increase, after having decreased 20% in 2005 from the 2004 level of $65.5 million. The business unit has gone through a transition during this time period as new data link technology has been developed to replace legacy data link systems and the business unit has transitioned to building more power amplifiers than surveillance receivers. The sales increase in 2006 came primarily from contracts for the new data link technology, in addition to growth in sales of avionics products and power amplifiers. Sales in 2005 had decreased primarily because of the completion of contracts for legacy data links in 2004.

Operating income from CEBU also reflects the transition that has taken place during this period. Operating income improved to $3.9 million in 2006 from the operating loss of $4.8 million incurred in 2005. Operating income in 2006 came primarily from the sale of power amplifiers and data links, in addition to the favorable settlement of a long-standing dispute with a customer during the year, which added $1.2 million to operating income. The operating loss in communications and electronics in 2005 was primarily due to cost growth totaling nearly $5 million on two contracts, one a program for the development of new data link technology and the other a program involving a new intelligence application of our data link and receiver technology. In addition, approximately $2 million in overstocked or obsolete surveillance receiver inventory was written down in value to zero in 2005. CEBU operating income was bolstered in 2004 by high margins on a legacy data link contract with a foreign customer, which was completed that year. Avionics products, such as our personnel locator systems had also generated higher operating income in 2004; however, this was offset by operating losses from the surveillance receiver product line.

Training Systems (TSBU)

Sales of training systems were virtually flat from 2005, increasing slightly to $228.0 million in 2006 compared to $227.9 million in 2005, after having increased in 2005 by 25% from $181.6 million in 2004.  Air combat training and laser engagement systems (MILES) sales increased in 2006 compared to 2005 while ground combat training sales decreased slightly from the 2005 level. Delayed U.S. government funding for small arms training systems in 2006 also resulted in lower sales from this product line. Work continued in 2006 on development of the next generation air combat training system known as P5 and on ground combat training ranges in Canada, Australia and the Middle East. Sales in 2005 increased over 2004 as a result of growth in sales from these air and ground combat training systems as well as the MILES product line.

TSBU operating income fell nearly 50% to $9.7 million in 2006 from $18.2 million in 2005. The primary reason for the decrease was cost growth of $4.6 million that was accrued on a contract for the development of a ground combat training system for a foreign customer. In addition, operating income from small arms training systems was lower, due to planned development costs of $1.9 million for new weapons simulations systems for this product line in an effort to become more competitive. This major weapons simulations development effort is now complete. Lower sales of small arms virtual training systems, as mentioned above, further impacted operating income from this product line. Operating income in 2005 was up by 20% from 2004 operating income of $15.2 million. This increase was the result of higher sales from ground combat training and MILES contracts.

Mission Support Services (MSBU)

Sales from MSBU increased in 2006 to $262.9 million compared to $257.0 million in 2005, a 2% increase. This increase followed a 27% sales increase in 2005 from $202.4 million in 2004. The increase in 2006 sales came despite a $20 million decrease in sales from the Joint Readiness Training Center (JRTC) contract in Fort Polk, LA, due to a reduction in training exercises conducted by the customer. Sales from all MSBU contracts other than the JRTC increased by 15% between 2005 and 2006, as the result of both new contracts and the expansion of existing programs. The most significant growth in 2006 sales came from contracts for modeling the effects of weapons of mass destruction. Sales in 2005 grew from the 2004 level due primarily to higher sales from the JRTC contract because of an increase in training exercises that year. Sales from contracts for modeling the effects of weapons of mass destruction also increased in 2005 over the 2004 level.

Operating income from MSBU increased in 2006 to $20.6 million from $17.9 million in 2005, an increase of 15%. Operating income in 2005 increased 46% over the 2004 level of $12.3 million. Operating income as a percentage of sales increased during the three year period due to improved operating performance on several contracts and due to sales growth without a proportional increase in SG&A expenses. Operating income as a percentage of sales increased to 7.8% in 2006, compared to 7.0% in 2005 and 6.1% in 2004.

Transportation Systems Segment

Transportation systems sales trended down slightly for the 2004 to 2006 period. Sales for 2006 were $243.9 million compared to $245.8 million in 2005 and $253.5 million in 2004. Sales in North America increased in 2006 compared to 2005, while sales in Australia decreased and European sales were consistent from year to year. Increased sales from a contract in Sweden in 2006 helped to offset an anticipated decrease in sales from the PRESTIGE contract in London and from European service contracts. As we have discussed in previous reports, the PRESTIGE system is in the operations and maintenance phase, which generates lower sales than the system design and installation phase. Service sales were lower in Europe primarily because of the gradual phase-out of old ticket issuing equipment which is being replaced by modern equipment requiring less maintenance. We are competing for the contracts to provide the new equipment and have been successful in winning a portion of the work awarded thus far. In addition, we completed a contract for the maintenance of communications equipment in London at the end of fiscal 2005 which was not renewed in 2006, further impacting service sales. The reduction in sales in 2005 from 2004 resulted from a decrease in North American sales by 15%, while sales in Australia and Europe increased about 14%. We anticipate lower sales from the transportation systems segment in fiscal 2007 due to the expected completion of several systems contracts in North America and a decrease in opportunities to sell new systems in the near term.

We made acquisitions of two small parking system companies, one at the end of 2004 and one early in 2005, which added $4.3 million and $9.1 million, respectively, to fiscal 2006 and 2005 transportation product sales in North America.

The transportation systems segment returned to profitability in 2006, with operating income of $2.8 million, compared to an operating loss of $13.8 million in 2005 and operating income of $28.2 million in 2004. In 2006, healthy operating income from contracts in Europe was partially offset by operating losses on contracts in North America and Australia. Projected costs to complete fare collection systems on several North American and one Australian contract increased by approximately $21 million more than we had estimated last year; therefore, we recorded a loss of that amount on these contracts during the year. The primary cause of the cost growth was an increase in engineering hours incurred to complete the projects, in addition to project management costs incurred due to delays in project completion. This compares to cost growth of approximately $28 million on these contracts in 2005.

The design, manufacture and a substantial portion of the installation of equipment on the North American and Australian contracts referred to above is complete. Nevertheless, there continues to be risk that we will not be able to complete these contracts within our current estimates. These risks include potential higher costs for integration, customer-caused delays in the installation of hardware and other customer directed changes. We also believe that customer directed work outside the scope of the contracts and customer delay of progress toward completion of these contracts has resulted in a portion of the cost growth we have already experienced. We are continuing to assess the contractual basis for claims on these contracts and measuring the cost impact related to these customer required changes to the scope of work. While we believe we are entitled to recover some of the additional costs we have incurred and costs we may incur in the future due to customer delays or changes, the amount of recovery from claims cannot be determined at this time. Therefore, all related costs have been expensed and no revenues from these claims have been recorded to date.

Also included in the results described above are operating losses of $3.4 million in 2006 and $4.5 million in 2005 from the parking businesses we acquired in late 2004 and early 2005. This was the result of cost growth on two contracts as well a lack of sufficient sales volume to absorb the overhead costs of the business. These businesses have now been incorporated into our other North American operations.

In 2005 we also recorded an allowance of $4.2 million for doubtful collection of an accounts receivable balance with a customer that terminated its contract with us. This provision is included in 2005 SG&A expenses in the consolidated statement of income. We believe that we have substantially performed the requirements of the contract such that this payment is due to us and we believe the termination attempt by this customer is unwarranted.

Backlog

September 30,	2006	2005
	(in millions)
Total backlog
Transportation systems	$715.6	$733.3
Defense
Communications and electronics	71.9	57.3
Training systems	285.9	318.9
Mission support services	366.4	344.1
Tactical systems and other	38.8	7.4
Total defense	763.0	727.7
Total	$1,478.6	$1,461.0

Funded backlog
Transportation systems	$715.6	$733.3
Defense
Communications and electronics	71.9	57.3
Training systems	285.9	318.9
Mission support services	112.2	92.0
Tactical systems and other	38.8	7.4
Total defense	508.8	475.6
Total	$1,224.4	$1,208.9

In addition to the amounts identified above, the company has been selected as a participant in or, in some cases, the sole contractor for several substantial Indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In September 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standards No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The new standard is effective for fiscal years ending after December 15, 2006.  Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  We are in the process of reviewing and evaluating SFAS 158, and therefore the ultimate impact of its adoption in not yet known.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS 154 will be effective for the Company beginning with fiscal year 2007.

Liquidity and Capital Resources

Cash flows from operations totaled $31.4 million in 2006 compared to $54.7 million in 2005. Operating activities had used cash of $28.2 million in 2004. A decrease in accounts receivable of $5.8 million in 2006 and $38.5 million in 2005 contributed to the positive cash flows. Both the defense and transportation systems segments generated positive cash flows in 2006, with the larger amount contributed by transportation systems. Operating cash flows from the defense segment were positive in all three years, while transportation systems operating cash flows were positive in 2006 and 2005 after having been negative in 2004.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2006, this balance improved to $2.2 million compared to $22.9 million at September 30, 2005.

Cash flows used in investing activities in 2006 included $9.8 million in capital expenditures, partially offset by proceeds of $8.0 million from the investment real estate sale. We also invested $8.9 million of our excess cash in short-term investments in 2006. In 2005, investing activities included $8.3 million in capital expenditures, partially offset by the liquidation of $6.2 million in short-term investments. Investing activities in 2004 included a $13.6 million cash receipt from the sale of a life insurance policy, $6.9 million in capital expenditures, $7.1 million used for acquisitions and the net purchase of short-term investments of $3.2 million.

Financing activities in 2006 included the repayment of short term borrowings of $16.4 million and scheduled payments on long-term borrowings of $6.1 million, in addition to the payment of a dividend to shareholders of $4.8 million (18 cents per share). Financing activities in 2005 included scheduled debt payments of $6.1 million, dividends paid to shareholders of $4.8 million and net borrowings of $0.7 million on a short-term basis. In 2004 we obtained a $9.0 million mortgage on our facility in the U.K. and used the proceeds to repay short-term borrowings in the U.K.  We also borrowed $25 million on a short-term basis in the U.S. and New Zealand that year to fund working capital requirements. Other financing activities in 2004 included scheduled debt payments of $1.9 million and the payment of $4.3 million in dividends to shareholders.

Accumulated other comprehensive income increased by $6.7 million in 2006 because of foreign currency translation adjustments of $4.3 million and a decrease in the minimum liability for our pension plan of $2.4 million. This increases the positive balance in accumulated other comprehensive to $8.4 million income as of September 30, 2006 compared to $1.7 million at September 30, 2005.

The pension plan under-funded balance improved from the September 30, 2005 balance of $41.1 million to $32.2 million at September 30, 2006. Of this improvement, $7.4 million was the result of our decision to discontinue accrual of benefits under the defined benefit pension plan that provides benefits to certain U.S. based employees, effective January 1, 2007. We will replace this benefit with a company match of employee’s contributions up to 3% of their qualified pay under our existing defined contribution 401(k) plan. Over the long-term, the cost of this defined contribution is expected to be equivalent to or slightly lower than the cost of the defined benefit pension plan; however, we expect this change will result in a more consistent and predictable retirement cost in the future. The remainder of the improvement in the funding position can be attributed to a return on plan assets for the year that was higher than our assumed rate of return.

The net deferred tax asset was $26.4 million at September 30, 2006 compared to $28.1 million at September 30, 2005. Of these amounts, $4.7 million and $6.0 million at September 30, 2006 and 2005, respectively, resulted from the tax effect of recording an additional minimum pension liability. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $277.5 million and a current ratio of 2.7 at September 30, 2006. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the U.K. and New Zealand, we have a committed five year credit facility from a group of financial institutions in the U.S., aggregating $150 million.  As of September 30, 2006, $19.9 million of this capacity was used, leaving an additional $130.1 million available.  Our total debt to capital ratio at September 30, 2006 was less than 15%. In addition, our cash and short-term investments totaled $51.3 million at September 30, 2006 which was nearly the level of our total short and long-term borrowings of $54.2 million.

The following is a schedule of our contractual obligations outstanding as of September 30, 2006:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)

Long-term debt	$44.2	$6.1	$12.1	$9.3	$16.8
Interest payments	10.8	2.5	3.9	2.5	1.9
Operating leases	18.6	5.0	7.1	4.1	2.4
Deferred compensation	8.3	0.8	0.8	0.7	6.0

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements. We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings totaled approximately $37.3 million at September 30, 2006.

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

September 30,	2006	2005
	(in millions)

Defense systems and products	$16.5	$16.6
Defense services	9.7	9.7
Transportation systems	8.6	8.2
Total goodwill	$34.8	$34.5

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

For fiscal 2006, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of ten years. The compound annual growth rates for sales ranged from 4.0% to 8.0% and for operating profit margins ranged from 6.5% to 8.0% for the reporting units, beyond the discrete forecast period. The future cash flows were discounted to present value using a discount rate of 9%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate, the estimated sales growth rate or the operating profit margin could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 3% decrease in the assumed operating profit margin in either the defense systems and products or the transportation systems reporting units would have resulted in an indication of impairment that would have led us to further quantify the possible impairment and potentially record a charge to write-down these assets.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans in relation to the size of the Company limit the impact any individual assumption changes can have. For example, a 50 basis point change in the assumed rate of return on assets would have changed the pension expense recorded in 2006 by about $600 thousand, before applicable income taxes.

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., U.K., New Zealand, which are also tied to floating interest rates (LIBOR and the U.S. prime rate and the U.K. and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., U.K., and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2006.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,380	$48,860
Short-term investments	8,874	—
Accounts receivable:
Trade and other receivables	15,686	11,085
Long-term contracts	319,847	304,688
Allowance for doubtful accounts	(5,086)	(5,002)
	330,447	310,771

Inventories	20,209	21,530
Deferred income taxes	19,042	18,838
Prepaid expenses and other current assets	17,117	17,871
TOTAL CURRENT ASSETS	438,069	417,870

LONG-TERM CONTRACT RECEIVABLES	2,200	22,900

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	14,412	14,990
Buildings and improvements	43,779	41,154
Machinery and other equipment	83,301	79,713
Leasehold improvements	5,368	3,665
Accumulated depreciation and amortization	(92,296)	(87,345)
	54,564	52,177

OTHER ASSETS
Deferred income taxes	7,360	9,253
Goodwill	34,750	34,473
Miscellaneous other assets	11,128	10,607
	53,238	54,333

TOTAL ASSETS	$548,071	$547,280

See accompanying notes.

	September 30,
	2006	2005
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$10,000	$26,302
Trade accounts payable	23,240	30,256
Customer advances	43,752	41,239
Accrued compensation	37,176	36,601
Accrued pension liability	6,283	7,953
Other current liabilities	26,919	27,270
Income taxes payable	7,099	6,571
Current maturities of long-term debt	6,078	6,040
TOTAL CURRENT LIABILITIES	160,547	182,232

LONG-TERM DEBT	38,159	43,776

OTHER LIABILITIES
Accrued pension liability	18,208	16,179
Deferred compensation	7,565	7,584

MINORITY INTEREST	366	351

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000,000 shares
Issued—35,664,729 shares, outstanding—26,719,663 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	338,523	319,200
Accumulated other comprehensive income	8,415	1,667
Treasury stock at cost—8,945,066 shares	(36,069)	(36,066)
	323,226	297,158

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$548,071	$547,280

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2006	2005	2004
	(amounts in thousands, except per share data)

Net sales:
Products	$489,286	$459,050	$445,646
Services	332,100	345,322	276,366
	821,386	804,372	722,012
Costs and expenses:
Products	411,181	389,555	327,047
Services	276,032	282,986	222,123
Selling, general and administrative expenses	97,166	110,644	107,139
Research and development	6,112	8,083	5,494
Provision for litigation	—	—	6,000
	790,491	791,268	667,803

Operating income	30,895	13,104	54,209

Other income (expenses):
Gain on sale of assets	7,237	—	4,510
Interest and dividends	1,891	1,046	431
Interest expense	(5,112)	(5,386)	(4,658)
Other income	433	2,668	1,813
Minority interest in loss of subsidiary	985	649	—

Income before income taxes	36,329	12,081	56,305

Income taxes	12,196	453	19,394

Net income	$24,133	$11,628	$36,911

Basic and diluted net income per common share	$0.90	$0.44	$1.38

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Additional
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Paid-in	Common
per share amounts)	Income	Stock	Income (Loss)	Earnings	Capital	Stock
October 1, 2003		(36,066)	(745)	279,746	12,123	234

Comprehensive income:
Net income	$36,911	—	—	36,911	—	—
Realized gains on short-term investments	(160)	—	(160)	—	—	—
Decrease in minimum pension liability	2,568	—	2,568	—	—	—
Foreign currency translation adjustment	8,788	—	8,788	—	—	—
Net unrealized losses from cash flow hedges	(356)	—	(356)	—	—	—
Comprehensive income	$47,751

Cash dividends paid — $.16 per share of common stock		—	—	(4,276)	—	—

September 30, 2004		(36,066)	10,095	312,381	12,123	234

Comprehensive income:
Net income	$11,628	—	—	11,628	—	—
Increase in minimum pension liability	(4,027)	—	(4,027)	—	—	—
Foreign currency translation adjustment	(3,970)	—	(3,970)	—	—	—
Net unrealized losses from cash flow hedges	(431)	—	(431)	—	—	—
Comprehensive income	$3,200

Cash dividends paid — $.18 per share of common stock		—	—	(4,809)	—	—

September 30, 2005		$(36,066)	$1,667	$319,200	$12,123	$234

Comprehensive income:
Net income	$24,133	—	—	24,133	—	—
Decrease in minimum pension liability	2,435	—	2,435	—	—	—
Foreign currency translation adjustment	4,321	—	4,321	—	—	—
Net unrealized losses from cash flow hedges	(8)	—	(8)	—	—	—
Comprehensive income	$30,881

Purchase of treasury stock		(3)	—	—	—	—
Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2006		$(36,069)	$8,415	$338,523	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Operating Activities:
Net income	$24,133	$11,628	$36,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,490	8,631	7,466
Deferred income taxes	514	(7,967)	52
Provision for doubful accounts	145	4,136	(193)
Gain on sale of assets	(7,237)	—	(4,510)
Minority interest in loss of subsidiary	(985)	(649)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,793	38,480	(84,534)
Inventories	1,577	3,048	2,638
Prepaid expenses	(2,051)	(4,865)	(3,327)
Accounts payable and other current liabilities	(2,112)	12,122	8,948
Customer advances	2,279	(9,893)	9,047
Income taxes	155	885	(129)
Other items - net	653	(843)	(556)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,354	54,713	(28,187)

Investing Activities:
Acquisition of businesses, net of cash acquired	(785)	(358)	(7,141)
Proceeds from sale of assets	8,028	—	13,610
Decrease (increase) in short-term investments	(8,874)	6,200	(3,206)
Purchases of property, plant and equipment	(9,789)	(8,311)	(6,949)
Other items - net	(513)	(3,256)	(784)
NET CASH USED IN INVESTING ACTIVITIES	(11,933)	(5,725)	(4,470)

Financing Activities:
Change in short-term borrowings	(16,437)	683	17,876
Proceeds from issuance of long-term debt	—	—	9,026
Principal payments on long-term debt	(6,052)	(6,069)	(1,902)
Purchases of treasury stock	(3)	—	—
Dividends paid to shareholders	(4,810)	(4,809)	(4,276)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,302)	(10,195)	20,724

Effect of exchange rates on cash	1,401	(555)	185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,480)	38,238	(11,748)

Cash and cash equivalents at the beginning of the year	48,860	10,622	22,370

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$42,380	$48,860	$10,622

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Short-term investments:  Short-term investments include highly liquid, investment grade, institutional money market debt and preferred stock instruments and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2006 and 2005 were immaterial.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  Accelerated methods (declining balance and sum-of-the-years-digits) are used for machinery and equipment over estimated useful lives ranging from five to seven years.  Provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $7,648,000, $8,096,000, and $6,979,000 in 2006, 2005 and 2004, respectively.

Goodwill:  Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of the Company’s recorded goodwill.  The changes in the carrying amount of goodwill for the two years ended September 30, 2006 are as follows:

	Transportation Segment	Defense Segment	Total
	(in thousands)
Balances at October 1, 2004	$7,951	$27,222	$35,173
Goodwill acquired during the year	358	—	358
Utilization of net operating loss carryforwards acquired	—	(968)	(968)
Foreign currency exchange rate changes	(159)	69	(90)
Balances at September 30, 2005	8,150	26,323	34,473
Foreign currency exchange rate changes	465	(188)	277
Balances at September 30, 2006	$8,615	$26,135	$34,750

Impairment of Long-Lived Assets:  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the years ended September 30, 2006, 2005, and 2004.

Deferred Compensation:  Deferred compensation includes amounts due under an arrangement under which certain members of management may elect to defer receiving payment for a portion of their compensation until periods after their respective retirements.  Interest on such accrued compensation accrues at market rates, 5.1% at September 30, 2006, until such time as it is paid in full.

Comprehensive Income:  Comprehensive income and its components are presented in the statement of changes in shareholders’ equity.  Accumulated comprehensive income (loss) consisted of the following:

September 30,	2006	2005
	(in thousands)
Minimum pension liability	$(8,633)	$(11,069)
Foreign currency translation	17,048	12,728
Net unrealized gains from cash flow hedges	—	8
	$8,415	$1,667

The minimum pension liability is shown net of tax benefits of $4,650,000 and $5,961,000 at September 30, 2006 and 2005, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.  The net unrealized gain from cash flow hedges is shown net of tax liabilities of $0 and $4,000 in 2006 and 2005, respectively.

Gain on Sale of Assets:  During the first quarter of fiscal year 2006, the Company sold real estate that had been held for investment purposes for approximately $8 million, resulting in a gain before applicable income taxes of $7.2 million.

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

Income taxes:  The provision for income taxes includes federal, state, local, and foreign taxes.  Tax credits, primarily for research and development and export programs are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes.  Deferred income taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when the temporary differences are settled or realized.  Valuation allowances are established for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. The Company has not recognized any United States tax expense on undistributed earnings of its foreign subsidiaries since it intends to reinvest the earnings outside the United States for the foreseeable future. Such undistributed earnings totaled approximately $37.3 million at September 30, 2006.

Earnings Per Share:  Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Derivative Financial Instruments:   The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment and to hedge net advances to foreign subsidiaries.  The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors, and the value of foreign currency denominated receipts from customers. At September 30, 2006, the Company had foreign exchange contracts with a notional value of $100.5 million outstanding.

The Company accounts for derivatives pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2006, 2005 and 2004.

Accounting Standards:  On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In September 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The new standard is effective for fiscal years ending after December 15, 2006. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  We are in the process of reviewing and evaluating SFAS 158, and therefore the ultimate impact of its adoption in not yet known.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 sets forth new guidelines on accounting for voluntary changes in accounting principle and requires certain disclosures. It also applies to the unusual situation in which an accounting pronouncement is issued but does not include specific transition guidelines. This Statement requires such accounting principle changes to be applied retrospectively to all prior periods presented and an adjustment to the balance of assets or liabilities affected along with an offsetting adjustment to retained earnings for the cumulative effect on periods prior to those presented. This Statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS 154 will be effective for the Company beginning with fiscal year 2007.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of the Company’s long-term contracts, estimated discounted cash flows of reporting units used for goodwill impairment testing, and the estimated rates of return and discount rates related to the Company’s defined benefit pension plans. Actual results could differ from those estimates.

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

Reclassifications:  Deferred tax assets amounting to approximately $6.0 million as of September 30, 2005 were reclassified from current to noncurrent assets to conform to the current year classification.

NOTE 2—INVESTMENTS IN JOINT VENTURES

The Company is party to a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority Ltd. (Rafael), an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. The agreement requires the Company to invest up to $15 million in the joint venture over the first three years of operation, which commenced in 2005, while Rafael will provide certain of its intellectual property to the joint venture in a royalty-free arrangement. As of September 30, 2006 the Company had invested $4 million in the joint venture. In 2006 the agreement was amended to allow the joint venture to borrow up to $1 million each from Rafael and Cubic. As of September 30, 2006 outstanding borrowings under this arrangement amounted to $800 thousand from each party. In 2006, the joint venture was awarded its first contract and generated sales of approximately $1.0 million. It incurred operating losses of $2.0 million and $1.3 million in 2006 and 2005, respectively.

Under the provisions of FIN 46 “Consolidation of Variable Interest Entities,” the Company consolidates the above joint venture, as it is the primary beneficiary of the joint venture arrangement. Minority interest in the net loss from this business is reflected in the consolidated income statements and minority interest in the net assets of the joint venture is included in the consolidated balance sheets.

The Company owns 37.5% of the common stock of Transaction Systems Limited (TranSys), an unconsolidated joint venture company in the United Kingdom. This joint venture company was formed to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), the purpose of which is to outsource most of the functions of the Transport for London (TfL) fare collection system for a period of seventeen years. In August 1998, TranSys was awarded the contract and began operations. Cubic and the other parties to the joint venture participate in the PRESTIGE contract solely through subcontracts from TranSys. All of the work to be performed by TranSys is subcontracted to the joint venture partners and the joint venture provides for the pass-through of virtually all revenues from TfL to the joint venture partners. As a result, TranSys has operated on a break-even basis and is expected to continue to do so. If TranSys were to eventually generate a net income or loss, the joint venture partners would share in this income or loss in accordance with their percentage ownership in the joint venture. The Company’s investment in the joint venture is immaterial.

TfL elected to finance the project through private financing rather than incurring public debt. Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. During the first four years of the project, through August 2002, the banks provided financing to TranSys totaling 200 million British Pounds (approximately $374 million). Debt servicing began in 2003 and will continue until the debt is fully paid in 2013. This debt is guaranteed by TfL and is nonrecourse to the joint venture partners.

The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture, including TfL, the banks and the joint venture partners. The joint venture partners have also provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for this unconsolidated joint venture is as follows:

September 30,	2006	2005
	(in millions)
Balance Sheets:
Cash	$55.6	$49.7
Other current assets	73.0	54.8
Noncurrent unbilled contract accounts receivable	229.4	240.2
Total Assets	$358.0	$344.7

Current liabilities	$49.8	$36.7
Long-term debt	308.2	308.0
Equity	—	—
Total Liabilities and Equity	$358.0	$344.7

Years ended September 30,	2006	2005	2004
	(in millions)
Statement of Operations:
Sales	$118.6	$132.0	$136.0
Operating profit	$—	$—	$—
Net income	$—	$—	$—

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2006	2005
	(in thousands)
U.S. Government Contracts:
Amounts billed	$36,146	$43,381
Recoverable costs and accrued profits on progress completed—not billed	62,986	88,490
	99,132	131,871
Commercial Customers:
Amounts billed	35,069	26,237
Recoverable costs and accrued profits on progress completed—not billed	187,846	169,480
	222,915	195,717
	322,047	327,588
Less estimated amounts not currently due—commercial customers	(2,200)	(22,900)
	$319,847	$304,688

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2007.

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2006	2005
	(in thousands)

Finished products	$563	$471
Work in process and inventoried costs under long-term contracts	16,194	17,113
Materials and purchased parts	3,452	3,946
	$20,209	$21,530

At September 30, 2006 and 2005, work in process and inventoried costs under long-term contracts included approximately $7.7 million and $5.8 million, respectively, in costs incurred outside the scope of work on several contracts in the defense segment. Management believes it is probable these costs, plus a profit margin, will be recovered under contract change orders within the next year.

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2006	2005
	(in thousands)

Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$32,000	$36,000

Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 due in November. Interest at 6.11% is payable semiannually in November and May.	4,286	5,714

Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	7,951	8,102

	44,237	49,816
Less current portion	(6,078)	(6,040)

	$38,159	$43,776

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2006, the most restrictive covenant under these agreements leaves consolidated retained earnings of $124.0 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations and the Company believes it will be able to meet the covenant financial performance obligations described above.

The Company maintains a short-term borrowing arrangement totaling 10 million British pounds (equivalent to approximately $18.7 million) with a U.K. financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent. At September 30, 2006, no amounts were outstanding under this borrowing arrangement.

The Company maintains a short-term borrowing arrangement in New Zealand totaling $2 million New Zealand dollars (equivalent to approximately $1.3 million) to help meet the short-term working capital requirements of its subsidiary in that country.  At September 30, 2006, no amounts were outstanding under this borrowing arrangement.

The Company has a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in March 2010. As of September 30, 2006 the Company had $10 million of short-term debt outstanding under this line of credit at an interest rate of 6.2% and $9.9 million in letters of credit.

Maturities of long-term debt for each of the five years in the period ending September 30, 2011, are as follows: 2007 – $6.0 million;  2008 – $6.0 million; 2009 – $6.0 million; 2010 – $4.6 million; 2011 – $4.6 million.

Interest paid amounted to $4.7 million, $5.5 million, and $4.6 million in 2006, 2005, and 2004, respectively.

As of September 30, 2006 the Company had letters of credit and bank guarantees outstanding totaling $67.5 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $6.2 million as of September 30, 2006, which primarily guarantee the Company’s payment of certain self-insured liabilities. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $3.0 million and $3.1 million as of September 30, 2006 and 2005, respectively.

NOTE 6—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2015.  These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $6.9 million, $6.8 million, and $5.4 million in 2006, 2005, and 2004, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2006 (in thousands):

2007	$5,032
2008	3,841
2009	3,214
2010	2,166
2011	1,916
Thereafter	2,369
$18,538

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2006	2005	2004
	(in thousands)

Current:
Federal	$4,623	$725	$11,069
State	1,526	1,224	2,516
Foreign	5,533	6,471	5,757
Total current	11,682	8,420	19,342

Deferred (credit):
Federal	(594)	(5,534)	(298)
State	325	(1,274)	152
Foreign	783	(1,159)	198
Total deferred	514	(7,967)	52
Total income tax expense	$12,196	$453	$19,394

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2006	2005
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$6,523	$5,236
Additional minimum pension liability	4,650	5,960
Allowance for doubtful accounts	2,265	1,962
Long-term contracts and inventory valuation reductions	9,142	10,281
Allowances for loss contingencies	4,371	4,119
Deferred compensation	3,123	3,103
Book over tax depreciation	1,594	1,919
Other	534	1,042
Deferred tax assets	32,202	33,622

Deferred tax liabilities:
Amortization of goodwill and intangibles	2,652	2,370
Prepaid expenses	1,740	1,268
State taxes	1,276	1,079
Other	132	814
Deferred tax liabilities	5,800	5,531
Net deferred tax asset	$26,402	$28,091

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2006	2005	2004
	(in thousands)

Tax at federal statutory rate	$12,715	$4,228	$19,707
State income taxes (benefit), net of federal tax effect	1,203	(32)	1,734
Income exclusion on export sales	(727)	(437)	(946)
Nondeductible expenses	292	291	288
Reversal of reserve accrued for tax contingencies	(1,060)	(2,788)	—
Tax effect from foreign earnings repatriation	1,660	—	—
Tax effect from foreign subsidiaries	(866)	(647)	(668)
Tax credits and other	(1,021)	(162)	(721)
	$12,196	$453	$19,394

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  As of September 30, 2006, the Company’s open tax years in significant jurisdictions include 2004-2006 in both the U.S. and the U.K. The Company believes it has adequately provided for uncertain tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition. As of September 30, 2006 and 2005 the Company had income tax reserves of $5.6 million and $8.8 million, respectively, included in Income Taxes Payable.

As indicated in the table above, in 2006 and 2005 the Company was able to reverse $1.1 and $2.8 million, respectively, of tax reserves established in previous years due to the resolution of uncertain tax issues.

The Company made income tax payments, net of refunds, totaling $11.6 million, $6.9 million, and $18.7 million in 2006, 2005, and 2004, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2006	2005	2004
	(in thousands)

United States	$17,346	$(1,151)	$37,383
Foreign	18,983	13,232	18,922
Total	$36,329	$12,081	$56,305

In December 2004, Financial Accounting Standards Board Position 109-2 was issued and established standards for how an issuer accounts for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer pursuant to the American Jobs Creation Act of 2004 (the Act). The Financial Accounting Standards Board (FASB) staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitated a practical exception to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise was allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During the third fiscal quarter of 2006 management determined that the Company had sufficient information to make an informed decision on the impact of the Act on its repatriation plans and a provision of $1.5 million was recorded at that time. In the fourth quarter, an extraordinary dividend, as defined by the Act, was paid by the Company’s U.K. subsidiary amounting to $48.3 million.

In light of this extraordinary dividend and changing market conditions, management reevaluated the Company’s capital requirements in Europe to determine what portion of its investment can be considered indefinitely reinvested. Management’s analysis determined that the level of investment the Company currently has in Europe will be required for the foreseeable future and is considered indefinitely reinvested; therefore, no additional provision for taxes due upon repatriation has been provided. However, the Company currently has no firm plans to invest further capital in Europe, so management has concluded that a provision for U.S. taxes on any future earnings in Europe will me made until such time as the Company’s plans for investment in Europe become solidified.

Undistributed earnings of all the Company’s foreign subsidiaries amounted to approximately $37.3 million at September 30, 2006. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the total amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. A substantial portion of Company contributions to these plans is discretionary with the Board of Directors. Company contributions to the plans aggregated $11.6 million, $11.5 million and $9.9 million in 2006, 2005 and 2004, respectively.

Approximately one-half of the Company’s nonunion employees in the U.S. are covered by a noncontributory defined benefit pension plan. The Company and its Board of Directors have approved an amendment to freeze plan benefits (“curtailment”). The effect of the curtailment is that no new benefits will be accrued after December 31, 2006. The financial impact of this curtailment is reflected in the following disclosures. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. The following table sets forth changes in the benefit obligation and plan assets for these defined benefit plans and the net amount recognized in the Consolidated Balance Sheets:

September 30,	2006	2005
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$158,008	$130,728
Service cost	8,041	7,347
Interest cost	8,930	7,902
Actuarial loss (gain)	(506)	16,288
Curtailment	(7,416)	—
Participant contributions	1,081	1,079
Gross benefits paid	(3,285)	(3,649)
Foreign currency exchange rate changes	3,647	(1,687)
Net benefit obligation at the end of the year	168,500	158,008

September 30,	2006	2005
	(in thousands)
Change in plan assets:
Fair value of plan assets at the beginning of the year	116,906	96,473
Actual return on plan assets	13,125	16,566
Employer contributions	6,506	8,170
Participant contributions	1,081	1,079
Gross benefits paid	(3,285)	(3,649)
Administrative expenses	(566)	(545)
Foreign currency exchange rate changes	2,578	(1,188)
Fair value of plan assets at the end of the year	136,345	116,906

Net amount recognized:
Funded status	(32,155)	(41,102)
Unrecognized net actuarial loss	21,308	33,999
Unrecognized prior service cost	7	164
Net amount recognized	$(10,840)	$(6,939)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit cost	$(10,840)	$(6,939)
Additional minimum liability	(13,290)	(17,193)
Deferred tax asset	4,650	5,960
Intangible asset	7	164
Accumulated other comprehensive loss	8,633	11,069
Net amount recognized	$(10,840)	$(6,939)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$168,500	$158,008
Accumulated benefit obligation	152,269	137,763
Fair value of plan assets	136,345	116,906

Years ended September 30,	2006	2005	2004
	(in thousands)

Components of net periodic benefit cost:
Service cost	$8,041	$7,347	$7,129
Interest cost	8,930	7,902	7,512
Expected return on plan assets	(9,687)	(8,216)	(7,110)
Amortization of:
Prior service cost	27	26	23
Actuarial (gain) loss	2,393	1,565	2,098
Curtailment charge	131	—	—
Administrative expenses	127	99	94
Net pension cost	$9,962	$8,723	$9,746

Additional information

Assumptions:

Years ended September 30,	2006	2005	2004
	(in thousands)
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.6%	5.5%	6.0%
Rate of compensation increase	4.5%	4.5%	4.1%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	5.4%	6.0%	6.0%
Expected return on plan assets	8.2%	8.2%	8.2%
Rate of compensation increase	4.5%	4.1%	4.0%

The Company’s pension plans weighted average asset allocations by asset category as of September 30 were as follows:

	2006	2005
Equity securities	73%	75%
Debt securities	22%	18%
Real estate	4%	4%
Other	1%	3%
Total	100%	100%

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

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2006:

Asset Category	Allocation Range
Equity securities	50% to 85%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 15%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2006 and 2005.

The Company expects to contribute a minimum of $6.3 million to its pension plans in 2007.

Estimated future benefit payments

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2007	$4,299
2008	4,905
2009	5,385
2010	5,877
2001	6,730
2011-2016	40,909

NOTE 9—LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The dispute between Iran and Cubic is on hold in the 9th Circuit and the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2006. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 the Company filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. The Court denied the Company’s motion to transfer the case to arbitration. The Company has appealed that decision to the California Court of Appeals. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2006.

From time-to-time, agencies of the U.S. and foreign governments may investigate whether the Company’s operations are being conducted in accordance with applicable regulatory requirements. Such investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future government contracting.  Government investigations often take years to complete and most result in no adverse action against the Company.

The Company is not a party to any other material pending proceedings and management considers all other matters to be ordinary proceedings incidental to the business. Management believes the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on the Company’s financial position.

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

Business segment financial data is as follows:

Years ended September 30,	2006	2005	2004
	(in millions)
Sales:
Transportation systems	$243.9	$245.8	$253.5
Defense	562.8	543.4	452.9
Other	14.7	15.2	15.6
Total sales	821.4	804.4	722.0

Operating income:
Transportation systems	$2.8	$(13.8)	$28.2
Defense	31.4	30.1	34.5
Provision for litigation	—	—	(6.0)
Unallocated corporate expenses and other	(3.3)	(3.2)	(2.5)
Total operating income	$30.9	$13.1	$54.2

Assets:
Transportation systems	$214.9	$211.8	$241.1
Defense	267.2	255.2	245.0
Corporate and other	66.0	80.3	56.9
Total assets	$548.1	$547.3	$543.0

Years ended September 30,	2006	2005	2004
	(in millions)
Depreciation and amortization:
Transportation systems	$2.6	$3.2	$2.5
Defense	5.3	4.9	4.6
Corporate and other	0.6	0.5	0.4
Total depreciation and amortization	$8.5	$8.6	$7.5

Expenditures for long-lived assets:
Transportation systems	$0.9	$3.2	$2.6
Defense	8.5	4.5	4.1
Corporate and other	0.4	0.6	0.2
Total expenditures for long-lived assets	$9.8	$8.3	$6.9

Geographic Information:
Sales (a):
United States	$566.8	$531.5	$494.5
United Kingdom	120.2	119.9	120.3
Canada	28.6	44.4	30.7
Far East	26.1	23.6	29.3
Other	79.7	85.0	47.2
Total sales	$821.4	$804.4	$722.0

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$48.3	$45.2	$41.4
United Kingdom	12.5	12.9	13.9
Other foreign countries	1.8	2.7	2.6
Total long-lived assets, net	$62.6	$60.8	$57.9

Defense segment sales include $427.2 million, $426.9 million and $360.3 million in 2006, 2005, and 2004, respectively, of sales to U.S. Government agencies.  No other single customer accounts for 10% or more of the Company’s revenue.

NOTE 11—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2006 and 2005:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2006
Net sales	$195,041	$206,639	$214,954	$204,752
Operating income	8,566	1,525	10,319	10,485
Net income	10,509	729	5,976	6,919
Net income per share	0.39	0.03	0.22	0.26

Fiscal 2005
Net sales	$189,940	$182,053	$213,790	$218,589
Operating income	7,573	1,522	1,618	2,391
Net income	5,253	554	822	4,999
Net income per share	0.20	0.02	0.03	0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cubic Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, CA
November 29, 2006

Item 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cubic Corporation maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cubic Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of Cubic Corporation and our report dated November 29, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
November 29, 2006

Changes in Internal Controls Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

(1)           The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Balance Sheets

September 30, 2006 and 2005

Consolidated Statements of Income

Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity

Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows

Years ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

September 30, 2006

(2)           The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)           Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1
10.2	Transition Protection Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
10.6	Retention Bonus Agreement dated October 4, 2006. incorporated by reference from form 8-K filed October 6, 2006, file No. 1-8931, Exhibit 10.1
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

(c)           Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/5/06	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/5/06	/s/ Walter J. Zable	12/5/06	/s/ Raymond E. Peet
Date	WALTER J. ZABLE,	Date	RAYMOND E. PEET,
	President, Chief Executive Officer		Director
and Chairman of the Board of
Directors
		12/5/06	/s/ Robert S. Sullivan
12/5/06	/s/ Walter C. Zable	Date	ROBERT S. SULLIVAN,
Date	WALTER C. ZABLE,		Director
Vice President and Vice Chairman
	of the Board of Directors	12/5/06	/s/ Robert D. Weaver
		Date	ROBERT D. WEAVER,
Director
12/5/06	/s/ Richard C. Atkinson
Date	RICHARD C. ATKINSON,
	Director	12/5/06	/s/ William W. Boyle
		Date	WILLIAM W. BOYLE,
12/5/06	/s/ Raymond L. deKozan		Director, Senior Vice President and
Date	RAYMOND L. deKOZAN,		Chief Financial Officer
Director, Senior Group Vice
	President	12/4/06	/s/ Mark A. Harrison
		Date	MARK A. HARRISON,
Vice President and Corporate Controller (Principal Accounting Officer)