Form 10-Q
period 2006-12-31
CUBIC CORP /DE/
filed 2007-02-08
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2006

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

As of January 26, 2007, registrant had only one class of common stock of which there were 26,719,663 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005
Net sales:
Products	$120,959	$124,590
Services	81,976	70,451
	202,935	195,041

Costs and expenses:
Products	99,089	104,189
Services	68,164	57,971
Selling, general and administrative	23,210	22,371
Research and development	781	1,944
	191,244	186,475

Operating income	11,691	8,566

Other income (expense):
Gain on sale of investment real estate	—	7,237
Interest and dividends	434	246
Interest expense	(744)	(858)
Other income	482	660
Minority interest in loss of subsidiary	262	258

Income before income taxes	12,125	16,109

Income taxes	3,800	5,600

Net income	$8,325	$10,509

Basic and diluted net income per common share	$0.31	$0.39

Average number of common shares outstanding	26,720	26,720

See accompanying notes.

CUBIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2006	2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$29,763	$42,380
Short-term investments	—	8,874
Accounts receivable — net	325,206	330,447
Inventories	22,659	20,209
Deferred income taxes and other current assets	32,401	36,159
Total current assets	410,029	438,069

Long-term contract receivables	11,600	2,200
Property, plant and equipment — net	55,022	54,564
Goodwill	35,367	34,750
Other assets	17,963	18,488
	$529,981	$548,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$10,000
Trade accounts payable	13,946	23,240
Customer advances	45,284	43,752
Other current liabilities	55,882	64,095
Accrued pension liability	6,429	6,283
Income taxes payable	7,279	7,099
Current portion of long-term debt	6,108	6,078
Total current liabilities	134,928	160,547

Long-term debt	32,894	38,159
Accrued pension liability	18,420	18,208
Deferred compensation	7,953	7,565
Minority interest	104	366

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	346,848	338,523
Accumulated other comprehensive income	12,546	8,415
Treasury stock at cost	(36,069)	(36,069)
	335,682	323,226
	$529,981	$548,071

Note: The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date.
See accompanying notes.

CUBIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	December 31,
	2006	2005
Operating Activities:
Net income	$8,325	$10,509
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,341	2,318
Gain on sale of investment real estate	—	(7,237)
Changes in operating assets and liabilities	(15,322)	(26,847)
NET CASH USED IN OPERATING ACTIVITIES	(4,656)	(21,257)

Investing Activities:
Net additions to property, plant and equipment	(1,856)	(2,378)
Proceeds from sale of investment real estate	—	8,028
Proceeds from sale of short-term investments	8,874	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,018	5,650

Financing Activities:
Change in short-term borrowings, net	(10,000)	(1,001)
Principal payments on long-term borrowings	(5,596)	(5,428)
NET CASH USED IN FINANCING ACTIVITIES	(15,596)	(6,429)

Effect of exchange rates on cash	617	(700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,617)	(22,736)

Cash and cash equivalents at the beginning of the period	42,380	48,860

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$29,763	$26,124

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2006 (unaudited)	2006
Trade and other receivables	$11,018	$15,686
Long-term contracts:
Billed	93,101	71,215
Unbilled	237,882	250,832
Allowance for doubtful accounts	(5,195)	(5,086)
Total accounts receivable	336,806	332,647
Less estimated amounts not currently due	(11,600)	(2,200)
Current accounts receivable	$325,206	$330,447

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2006 under transportation systems contracts in Australia, the U.K. and Sweden. The non-current balance at September 30, 2006 represented non-current amounts due from one contract in the U.K.

Inventories consists of the following (in thousands):

	December 31,	September 30,
	2006 (unaudited)	2006
Finished products	$639	$563
Work in process and inventoried costs under long-term contracts	17,880	16,194
Raw material and purchased parts	4,140	3,452
Total inventories	$22,659	$20,209

At December 31, 2006, work in process and inventoried costs under long-term contracts includes approximately $7.9 million in costs incurred in advance of contract award or outside the scope of work on several contracts, primarily in the defense segment. Such costs were $7.7 million as of September 30, 2006.  Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Net income	$8,325	$10,509
Foreign currency translation adjustments	4,120	(2,745)
Net unrealized gain from cash flow hedges	11	5
Comprehensive income	$12,456	$7,769

Note 4 — Legal Matter

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. In accordance with the underlying contract arbitration clause, in July 2005 Cubic filed a claim with the American Arbitration Association and requested the court case be stayed or dismissed. The lower court denied the Company’s motion to transfer the case to arbitration and the Company appealed that decision. In January 2007 the California Court of Appeals reversed the lower court decision and ordered that an arbitrator be selected by the parties or the court. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of December 31, 2006.

Note 5 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005

Sales:
Defense	$143.3	$127.5
Transportation systems	56.0	63.7
Corporate and other	3.6	3.8
Total sales	$202.9	$195.0

Operating income (loss):
Defense	$9.5	$5.9
Transportation systems	2.3	3.2
Corporate and other	(0.1)	(0.5)
Total operating income	$11.7	$8.6

Note 6 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of December 31, 2006, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $11.3 million.

Note 7 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Service cost	$2,254	$2,055
Interest cost	2,406	2,177
Expected return on plan assets	(2,844)	(2,396)
Amortization of:
Prior service cost	3	8
Actuarial loss	118	539
Administrative expenses	25	25
Net pension cost	$1,962	$2,408

Note 8 — New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In September 2006, the Financial Accounting Standards Board published FASB Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The new standard will be effective for the Company as of the end of the current fiscal year ending September 30, 2007. Under SFAS 158 , the Company will recognize in its balance sheet an asset for each plan’s overfunded status or a liability for each plan’s underfunded status and recognize, as a component of other comprehensive income, the changes in the funded status of the plans that arise during the year but are not recognized as components of net periodic benefit cost. The measurement date provisions of SFAS 158 will have no impact on the Company’s financial statements because the Company already uses the balance sheet date as the measurement date for its defined benefit pension plans. Adoption of the statement will also have no impact on the Company’s Consolidated Statements of Income. It is not possible at this time to determine what impact adoption of the statement will have on the Consolidated Balance Sheet and on Other Comprehensive Income as of, and for the year ending, September 30, 2007. However, adoption of the statement would have had the following incremental effects on the Consolidated Balance Sheet as of September 30, 2006 (in thousands):

	Before	Effect of	After
	Adoption	Adoption	Adoption
Balance Sheet Line Item at September 30, 2006:
OTHER ASSETS (non-current)
Deferred income taxes	$7,360	2,682	10,042
OTHER CURRENT LIABILITIES
Accrued Pension Liability	6,283	—	6,283
OTHER LIABILITIES (non-current)
Accrued Pension Liability	18,208	7,664	25,872
SHAREHOLDER’S EQUITY
Accumulated other comprehensive income	8,415	(4,982)	3,433

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

December 31, 2006

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

Consolidated Overview

Sales for the quarter ended December 31, 2006 increased 4% to $202.9 million compared to $195.0 million in the quarter ended December 31, 2005. The sales growth came from our defense segment, primarily from the mission support services business unit, while transportation systems sales decreased in the first quarter of this fiscal year. Operating income increased 36% in the first quarter of fiscal 2007 to $11.7 million compared to $8.6 million in the same quarter last year. All of the increase came from the defense segment, with each of the defense business units contributing to the improvement. See the segment discussions following for further analysis of segment sales and operating income.

Net income in the first quarter of fiscal 2007 was $8.3 million, or 31 cents per share, compared to $10.5 million, or 39 cents per share, last year. Approximately $4.3 million, after applicable income taxes, (16 cents per share) of the net income in the first quarter last year was from a gain on the sale of real estate that had been held for investment purposes for many years, but was sold in the first quarter. In December 2006, the U.S. Congress reinstated the Research and Experimentation (R&E) credit retroactive to January 1, 2006. As a result, we recorded a tax benefit of approximately $0.5 million (2 cents per share) in the first quarter of fiscal 2007 that represents the expected R&E credit for the nine-month period ended September 30, 2006, which was not previously reflected in our operating results.

Selling, general and administrative (SG&A) expenses in the first quarter were consistent with last year, increasing slightly from $22.4 million in the first quarter last year to $23.2 million this year, while decreasing as a percentage of sales from 11.5% to 11.4%. SG&A expenses increased in the defense segment and decreased in the transportation systems segment, consistent with the change in sales volume for each segment. Research and development expense decreased in the first quarter this year compared to last year due primarily to the completion of a project at the end of fiscal 2006 for the development of new weapons simulations systems for the small arms training systems product line.

Our projected effective tax rate for fiscal 2007 is 35.5%; however, as mentioned above, the retroactive reinstatement of the U.S. R&E credit reduced the first quarter provision by about $0.5 million, thereby reducing the first quarter tax rate. The projected effective rate for fiscal 2007 is higher than last year’s first quarter effective rate of 34.8% because we are now providing taxes on earnings in the U.K. at the higher U.S. rate as we do not consider the earnings to be permanently reinvested; however, this increase is partially offset by the estimated R&E credit we expect to realize in fiscal 2007. The effective rate for fiscal 2007 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Three Months Ended
	December 31,
	2006	2005
	(in millions)
Defense Segment Sales
Communications and electronics (CEBU)	$14.8	$15.8
Training systems (TSBU)	59.0	57.5
Mission support services (MSBU)	67.1	52.4
Tactical systems and other	2.4	1.8
	$143.3	$127.5

Defense Segment Operating Income
Communications and electronics (CEBU)	$1.0	$0.3
Training systems (TSBU)	4.0	2.0
Mission support services (MSBU)	5.0	4.0
Tactical systems and other	(0.5)	(0.4)
	$9.5	$5.9

Defense segment sales increased 12%, from $127.5 million in the first quarter of fiscal 2006 to $143.3 million in the first quarter this year. Most of the growth came from MSBU, while CEBU sales decreased when comparing the quarters. The caption “Tactical systems and other” in the table above includes operating results of our 50% owned joint venture company as well as advanced programs for the development of new defense technologies.

Operating income in the defense segment improved in the first quarter to $9.5 million compared to $5.9 million in the first quarter of fiscal 2006, a 61% improvement. Each of the three primary business units showed improvement, with the biggest increase in operating income coming from TSBU. The tactical systems joint venture company incurred operating losses of approximately $0.6 million in the first quarter of each year. Operating income amounts in the above table for the quarter ended December 31, 2005 have been revised from previous reports to conform to the current method of allocating corporate costs to the business units.

Communications and Electronics (CEBU)

Sales from CEBU were $14.8 million in the first quarter of 2007 compared to $15.8 million in the same quarter last year, a 6% decrease. Sales increased from contracts for the supply of data links for unmanned aerial vehicles in the U.S. and U. K., however, other data link sales decreased for the quarter.

Operating income from CEBU improved over last year from $0.3 million to $1.0 million. The reason for the improvement is that the communication products division, which sells power amplifiers and receivers, had incurred a loss of $0.1 million in last year’s first quarter, but turned that around to a $0.7 million profit this year.

Training Systems (TSBU)

TSBU sales increased from $57.5 million in the first quarter last year to $59.0 million this year, a 3% increase. New task orders for development of the next generation air combat training system resulted in higher air combat training sales, while ground combat training sales decreased slightly due to lower sales of tactical laser engagement systems. Delayed U.S. government funding for small arms training systems in 2006 also resulted in lower sales from that product line in the first quarter this year. We expect sales from the small arms training product line to increase in subsequent quarters this year as new orders for these systems have recently been received.

Training systems operating income doubled from $2.0 million in the first quarter last year to $4.0 million this year due to higher profits from both air and ground combat training systems. New task orders and resulting higher sales this year from air combat training contracts has helped improve the profit margin from this product line.  In addition, operating income from small arms training systems was lower last year due to development costs incurred for new weapons simulations systems.

Mission Support Services (MSBU)

MSBU sales increased 28% to $67.0 million in the first quarter this year, compared to $52.4 million last year. Higher sales from battlefield simulation support activities, contracts for modeling the effects of weapons of mass destruction and from other mission support activities contributed to the increase in sales.

Mission support services operating income increased from $4.0 million in the first quarter last year to $5.0 million this year due primarily to the increase in sales volume. In addition, a minor dispute with a vendor was resolved, boosting the profit margin on one contract by approximately $0.5 million; however, this was partially offset by cost growth of approximately $0.3 million on an operations and maintenance contract due to required staffing levels that were higher than originally planned.

Transportation Systems Segment

	Three Months Ended
	December 31,
	2006	2005
	(in millions)

Transportation Segment Sales	$56.0	$63.7

Transportation Segment Operating Income	$2.3	$3.2

Transportation segment sales decreased 12% from $63.7 million in the quarter ended December 31, 2005 to $56.0 million in the first quarter of this fiscal year. As anticipated, this decrease resulted primarily from lower sales on system installation contracts in North America and Australia. Sales from a contract in Sweden were also lower during the quarter due to a delay in progress on the program during the period.

The schedule slip on the Sweden program was due in part to late delivery of information from the customer and resulted in cost growth on the contract during the quarter. We estimated this cost growth to be approximately $3.9 million and recorded a provision of that amount in the first quarter. It is not possible to determine at this time if any of the cost growth may be recovered from the customer; therefore, no estimated recovery has been recorded as of December 31, 2006. Operating income from transportation systems was $2.3 million in the first quarter this year compared to $3.2 million last year, reflecting this loss provision recorded on the Sweden contract, which more than offset improved profitability from other contracts. Operating income from the Prestige contract in London improved during the quarter compared to last year as well as operating income from North American based contracts. A settlement agreement was reached during this year’s first quarter with one customer that increased the contract value by $4.1 million; however, this was partially offset by cost growth on the contract of $2.8 million due primarily to an extended schedule for completion. The difference of $1.3 million represents recovery of cost growth expensed in a previous period which increased operating income for the quarter by that amount. Discussions with this and other customers of possible additional contract changes that may benefit the Company are continuing; however, the outcome of these discussions cannot be determined at this time.

Backlog

As reflected in the table below, total backlog increased approximately $107 million at December 31, 2006 compared to September 30, 2006. Transportation systems backlog increased $74 million, while defense backlog increased $33 million for the quarter. Funded backlog increased by $147 million during the period, with transportation systems increasing $74 million and defense funded backlog increasing by $73 million.

	December 31,	September 30,
	2006	2006
	(in millions)
Total backlog
Transportation systems	$789.4	$715.6
Defense:
Communications and electronics	69.7	71.9
Training systems	356.3	285.9
Mission support services	333.6	366.4
Tactical systems and other	36.9	38.8
Total defense	796.5	763.0
Total	$1,585.9	$1,478.6

Funded backlog
Transportation systems	$789.4	$715.6
Defense:
Communications and electronics	69.7	71.9
Training systems	356.3	285.9
Mission support services	119.0	112.2
Tactical systems and other	36.9	38.8
Total defense	581.9	508.8
Total	$1,371.3	$1,224.4

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

Liquidity and Capital Resources

Operating activities used cash of $4.7 million for the first quarter of the fiscal year. Positive operating cash flows from the transportation systems segment were more than offset by negative cash flows from the defense segment for the quarter. Negative cash flows resulted primarily from a decrease in trade payables during the quarter and from the payments of other current liabilities during the quarter, such as accrued employee compensation.

Investing activities for the quarter included $8.9 million in proceeds from the sale of short-term investments, partially offset by normal capital expenditures of $1.9 million.

During the first quarter, we made scheduled payments on our long-term debt of $5.6 million and repaid $10.0 million borrowed on a short-term basis.

Our financial condition remains strong with working capital of $275 million and a current ratio of 3.0 to 1 at December 31, 2006. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2006, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference to Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date February 6, 2007	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date February 6, 2007	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller