Form 10-Q
period 2007-03-31
CUBIC CORP /DE/
filed 2007-05-03
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2007

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

As of April 27, 2007, registrant had only one class of common stock of which there were 26,719,663 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(amounts in thousands, except per share data)
Net sales:
Products	$253,443	$245,944	$132,484	$121,354
Services	179,533	155,736	97,557	85,285
	432,976	401,680	230,041	206,639
Costs and expenses:
Products	206,805	213,224	107,716	109,035
Services	148,413	127,257	80,249	69,286
Selling, general and administrative	46,917	46,962	23,707	24,591
Research and development	1,351	4,146	570	2,202
	403,486	391,589	212,242	205,114

Operating income	29,490	10,091	17,799	1,525

Other income (expense):
Gain on sale of investment real estate	—	7,237	—	—
Interest and dividends	898	651	464	405
Interest expense	(1,476)	(2,216)	(732)	(1,358)
Other income	530	619	48	(41)
Minority interest in loss of subsidiary	394	656	132	398

Income before income taxes	29,836	17,038	17,711	929

Income taxes	10,300	5,800	6,500	200

Net income	$19,536	$11,238	$11,211	$729

Basic and diluted net income per common share	$0.73	$0.42	$0.42	$0.03

Dividends per common share	$0.09	$0.09	$0.09	$0.09

Average number of common shares outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2007	2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$62,368	$42,380
Short-term investments	8,426	8,874
Accounts receivable - net	314,275	330,447
Inventories	21,885	20,209
Deferred income taxes and other current assets	30,477	36,159
Total current assets	437,431	438,069

Long-term contract receivables	17,800	2,200
Property, plant and equipment - net	54,641	54,564
Goodwill	35,458	34,750
Other assets	17,820	18,488
	$563,150	$548,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$10,000
Trade accounts payable	19,772	23,240
Customer advances	56,611	43,752
Other current liabilities	63,434	64,095
Accrued pension liability	8,262	6,283
Income taxes payable	6,157	7,099
Current portion of long-term debt	6,112	6,078
Total current liabilities	160,348	160,547

Long-term debt	32,762	38,159
Accrued pension liability	17,368	18,208
Deferred compensation	7,715	7,565
Minority interest	—	366

Shareholders’ equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	355,654	338,523
Accumulated other comprehensive income	13,015	8,415
Treasury stock at cost	(36,069)	(36,069)
	344,957	323,226
	$563,150	$548,071

Note: The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Operating Activities:
Net income	$19,536	$11,238	$11,211	$729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,520	4,600	2,179	2,282
Gain on sale of investment real estate	—	(7,237)	—	—
Changes in operating assets and liabilities	13,609	(14,271)	28,931	12,576
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,665	(5,670)	42,321	15,587

Investing Activities:
Net additions to property, plant and equipment	(3,326)	(5,630)	(1,470)	(3,252)
Proceeds from sale of investment real estate	—	8,028	—	—
Change in short-term investments, net	448	—	(8,426)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,878)	2,398	(9,896)	(3,252)

Financing Activities:
Change in short-term borrowings, net	(10,000)	8,698	—	9,699
Principal payments on long-term borrowings	(5,764)	(5,428)	(168)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,764)	3,270	(168)	9,699

Effect of exchange rates on cash	965	(1,562)	348	(862)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,988	(1,564)	32,605	21,172

Cash and cash equivalents at the beginning of the period	42,380	48,860	29,763	26,124

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$62,368	$47,296	$62,368	$47,296

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2007	2006
	(unaudited)
Trade and other receivables	$12,734	$15,686
Long-term contracts:
Billed	76,698	71,215
Unbilled	247,912	250,832
Allowance for doubtful accounts	(5,269)	(5,086)
Total accounts receivable	332,075	332,647
Less estimated amounts not currently due	(17,800)	(2,200)
Current accounts receivable	$314,275	$330,447

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2007 under transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2006 represented non-current amounts due from one transportation systems contract in the U.K.

Inventories consist of the following (in thousands):

	March 31, 2007	September 30, 2006
	(unaudited)
Finished products	$666	$563
Work in process and inventoried costs under long-term contracts	17,720	16,194
Raw material and purchased parts	3,499	3,452
Total inventories	$21,885	$20,209

At March 31, 2007, work in process and inventoried costs under long-term contracts includes approximately $8.2 million in costs incurred in advance of contract award or outside the scope of work on several contracts, primarily in the defense segment. Such costs were $7.7 million as of September 30, 2006.  Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006

Net income	$19,536	$11,238	$11,211	$729
Foreign currency translation adjustments	4,607	(3,006)	487	(261)
Net unrealized loss from cash flow hedges	(7)	(8)	(18)	(13)
Comprehensive income	$24,136	$8,224	$11,680	$455

Note 4 — Dividend

On February 20, 2007, the Board of Directors declared a 9 cents per common share dividend payable on April 20, 2007, to shareholders of record at the close of business on March 30, 2007. The $2.4 million dividend payable is included in other current liabilities as of March 31, 2007.

Note 5 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Sales:
Defense	$308.1	$272.7	$164.8	$145.2
Transportation systems	118.0	121.5	62.0	57.8
Corporate and other	6.9	7.5	3.2	3.6
Total sales	$433.0	$401.7	$230.0	$206.6
Operating income (loss):
Defense	$21.4	$11.1	$11.9	$5.2
Transportation systems	9.2	0.4	6.9	(2.8)
Corporate and other	(1.1)	(1.4)	(1.0)	(0.9)
Total operating income	$29.5	$10.1	$17.8	$1.5

Note 6 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of March 31, 2007, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $11.3 million.

Note 7 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$3,368	$4,128	$1,114	$2,073
Interest cost	4,812	4,366	2,406	2,189
Expected return on plan assets	(5,688)	(4,804)	(2,844)	(2,408)
Amortization of:
Prior service cost	6	15	3	7
Actuarial loss	236	1,081	118	542
Administrative expenses	50	50	25	25
Net pension cost	$2,784	$4,836	$822	$2,428

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

	Before Adoption	Effect of Adoption	After Adoption
Balance Sheet Line Item at September 30, 2006:
OTHER ASSETS (non-current)
Deferred income taxes	$7,360	2,682	10,042
OTHER CURRENT LIABILITIES
Accrued pension liability	6,283	—	6,283
OTHER LIABILITIES (non-current)
Accrued pension liability	18,208	7,664	25,872
SHAREHOLDER’S EQUITY
Accumulated other comprehensive income	8,415	(4,982)	3,433

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2007

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

Consolidated Overview

Sales for the quarter ended March 31, 2007 increased 11% to $230.0 million compared to $206.6 million in the same quarter last year. Most of the sales growth came from the defense segment; however, transportation systems sales increased for the quarter as well. Operating income increased significantly to $17.8 million in the quarter compared to $1.5 million in the second quarter last year. The improvement in the quarter came from both segments, as defense operating income more than doubled while transportation systems generated operating income for the quarter compared to an operating loss in the second quarter last year. Approximately $5.1 million of the increase in sales and operating income came from previously disputed amounts that were settled with our customers during the quarter. Of this amount, $1.2 million was from defense and $3.9 million from transportation systems contracts.

Sales increased to $433.0 million for the first six months of the fiscal year compared to $401.7 million for the first six months of 2006, an increase of 8%. All of the sales increase came from the defense segment, while transportation systems sales decreased slightly. Operating income for the first six months of the fiscal year nearly tripled, increasing from $10.1 million in 2006 to $29.5 million this year. The operating income improvement came from both segments, with defense operating income increasing by more than $10 million and transportation systems by nearly $9 million compared to the first half of 2006. See the segment discussions following for further analysis of segment sales and operating income.

Net income for the second quarter of fiscal 2007 was $11.2 million, or 42 cents per share, compared to $0.7 million, or 3 cents per share, last year due to the significant improvement in operating income. For the first six months of the year, net income increased to $19.5 million, or 73 cents per share, from $11.2 million, or 42 cents per share last year. This year’s net income for the first six months was primarily from operations, while last year’s net income included a gain on the sale of real estate of approximately $4.3 million, after applicable income taxes, or about 16 cents per share.

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

Selling, general and administrative (SG&A) expenses in the second fiscal quarter were consistent with last year, decreasing slightly from $24.6 million in the second quarter last year to $23.7 million this year and decreasing as a percentage of sales from 11.9% to 10.3%. SG&A expenses in the defense segment were nearly the same as last year for the second quarter and decreased slightly in the transportation systems segment. For the first six months of the year SG&A expenses were virtually the same as last year, with a small increase in defense and a small decrease in transportation systems SG&A. Research and development expense decreased in the first half this fiscal year compared to last year due primarily to the completion of a project at the end of fiscal 2006 for the development of new weapons simulations systems for the small arms training systems product line. In addition, research and development efforts this year have been focused primarily on customer funded programs rather than company sponsored programs.

Our projected effective tax rate for fiscal 2007 is 35.1%; however, as mentioned above, the retroactive reinstatement of the U.S. R&E credit reduced the first quarter provision by about $0.5 million, thereby reducing the tax rate for the first half of the year. The projected effective rate for fiscal 2007 is higher than last year’s first half effective rate of 34.0% because we are now providing taxes on earnings in the U.K. at the higher U.S. rate as we do not consider the earnings to be permanently reinvested; however, this increase is partially offset by the estimated R&E credit we expect to realize in fiscal 2007. The effective rate for fiscal 2007 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

Our Training Systems Business Unit (TSBU) has recently changed its name to Readiness Systems Business Unit (RSBU) which we believe reflects defense market trends and our broadening capabilities. Readiness Systems better describes the market we serve and encompasses not only our heritage in training systems and products, but the value and opportunities for these systems and underlying technologies to transition into operational equipment. The following table has been updated to reflect this name change:

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(in millions)
Defense Segment Sales
Communications and electronics (CEBU)	$29.3	$32.9	$14.5	$17.1
Readiness systems (RSBU)	126.0	112.9	67.0	55.4
Mission support services (MSBU)	148.0	123.4	80.9	71.0
Tactical systems and other	4.8	3.5	2.4	1.7
	$308.1	$272.7	$164.8	$145.2
Defense Segment Operating Income
Communications and electronics (CEBU)	$1.0	$2.2	$—	$1.9
Readiness systems (RSBU)	8.1	—	4.1	(2.0)
Mission support services (MSBU)	13.4	10.1	8.4	6.1
Tactical systems and other	(1.1)	(1.2)	(0.6)	(0.8)
	$21.4	$11.1	$11.9	$5.2

Defense segment sales in the second quarter increased 13% to $164.8 million this year from $145.2 million last year. The growth in sales came from both RSBU and MSBU, while CEBU sales decreased compared to the second quarter last year. The caption “Tactical systems and other” in the table above includes operating results of our 50% owned joint venture company as well as advanced programs for the development of new defense technologies.

Operating income in the defense segment more than doubled in the second quarter this year to $11.9 million from $5.2 million last year. The biggest improvement came from RSBU, which had incurred an operating loss in the second quarter last year. Operating income from MSBU also increased in this year’s second quarter, while operating income from CEBU decreased to break-even. The tactical systems joint venture company incurred an operating loss of approximately $0.4 million in the second quarter this year compared to $0.9 million last year. Operating income amounts in the above table for the three and six-month periods ended March 31, 2006 have been revised from previous reports to conform to the current method of allocating corporate costs to the business units.

Communications and Electronics (CEBU)

Sales from CEBU were $14.5 million in the second quarter of fiscal 2007 compared to $17.1 million in the same quarter last year, a 15% decrease. For the first six months of the fiscal year, CEBU sales decreased 11% from $32.9 million in 2006 to $29.3 million this year. Sales increased from contracts for the supply of data links for unmanned aerial vehicles in the U. K., however, other data link sales decreased, as well as sales of personnel locator systems and surveillance receivers.

CEBU operating income decreased from $1.9 million in the second quarter last year to break-even this year. For the six-month period, operating income decreased from $2.2 million in 2006 to $1.0 million this year. Cost growth in the second quarter of $1.1 million on a contract for the development of a new data link system was the primary reason for the decrease for both the three and six-month periods. Decreased sales and profit margins from other data link contracts and personnel locator systems also contributed to the decrease. Partially offsetting these decreases was an improvement in operating income from the communication products division, which sells power amplifiers and receivers.

Readiness Systems (RSBU)

RSBU sales increased from $55.4 million in the second quarter last year to $67.0 million this year, a 21% increase. For the six-month period, sales increased 12% from $112.9 million last year to $126.0 million this year. New task orders for development of the next generation air combat training system in addition to a new contract for an Australian air combat training system resulted in higher air combat training sales. Sales from ground combat training systems also increased slightly due primarily to increased sales of laser engagement training and IHITS systems. Delayed U.S. government funding for small arms training systems in 2006 resulted in lower sales from that product line for the three and six-month periods this year.

Readiness systems operating results improved from an operating loss of $2.0 million in the second quarter last year to operating profit of $4.1 million this year. For the six-month period, operating income increased from break-even in 2006 to $8.1 million this year due to higher profits from both air and ground combat training systems. In the second quarter last year, a contract under which we are developing a ground combat training system for a foreign customer had experienced cost growth, resulting in the operating loss. This year the ground combat training product line generated operating income for both the three and six-month periods.  The increase this year in air combat training sales helped to improve operating income from this product line for both the second quarter and first half of the year. In addition, operating income from small arms training systems improved this year due to completion of the development of new weapons simulations systems. Further adding to the profit improvement in RSBU for both the three and six-month periods was the settlement of a previously disputed amount on a contract completed in the mid-1990’s, totaling $1.2 million.

Mission Support Services (MSBU)

MSBU sales increased 14% to $80.9 million in the second quarter this year, compared to $71.0 million last year. For the first half of the fiscal year, MSBU sales increased 20%, from 123.4 million in 2006 to $148.0 million this year. Higher sales from battlefield simulation support activities, contracts for modeling the effects of weapons of mass destruction and from other mission support activities contributed to the increase in sales.

Mission support services operating income increased from $6.1 million in the second quarter last year to $8.4 million this year, while operating income for the first six months of the year improved from $10.1 million in 2006 to $13.4 million this year. The increase was primarily due to the increase in sales volume, although profit margins improved on several battlefield simulation support contracts and on contracts for modeling the effects of weapons of mass destruction.

Transportation Systems Segment

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(in millions)

Transportation Segment Sales	$118.0	$121.5	$62.0	$57.8

Transportation Segment Operating Income	$9.2	$0.4	$6.9	$(2.8)

Transportation segment sales increased 7% from $57.8 million in the second quarter last year to $62.0 million this year. This increase all came from European operations and was primarily due to the strengthening of the British Pound vs. the U.S. Dollar. For the first six months of the fiscal year, sales decreased 3% from $121.5 million to $118.0 million. As anticipated, this decrease resulted primarily from lower sales on system installation contracts in North America and Australia. Sales from a contract in Sweden were also lower during the first half of the fiscal year due to a delay in progress on the program during the first quarter. Activity on other contracts in Europe increased for the first half of this year, more than offsetting this decrease. In addition, the strong British Pound caused the dollar value of sales in the U.K. to increase approximately 11% this year compared to the first half of last year.

Operating income from transportation systems improved to $6.9 million in the second quarter this year, compared to an operating loss of $2.8 million last year. Settlements were reached with two customers, adding $4.5 million to operating income in the second quarter this year, although we also added $0.6 million to our estimate of costs to complete one of these contracts, yielding a net improvement to operating income of $3.9 million from these contract settlements. In addition, operating income from the Prestige contract in London increased by more than $2 million during the second quarter compared to last year, including bonuses earned for system usage and the effect of currency exchange rates as described above. These operating income improvements were partially offset by growth in estimated costs to complete several North American contracts of $4.7 million during the quarter; however, this was an improvement from the second quarter last year, in which provisions for contract losses totaling $8.3 million were recorded due to cost growth.

For the six-month period, operating income increased to $9.2 million this year from $0.4 million last year. In addition to the settlement agreements identified above, an agreement was reached during this year’s first quarter with another customer that increased the contract value by $4.1 million; however, this was partially offset by cost growth on the contract of $2.8 million, resulting in a net increase to operating income of $1.3 million from this contract. The schedule slip on the Sweden program mentioned above resulted in an increase of approximately $3.9 million in our estimate to complete that contract. A loss provision of that amount was recorded in the first quarter this year. For the six-month period, operating income from the Prestige contract in London increased nearly $4 million compared to last year, including bonuses earned for system usage and the effect of currency exchange rates, as described above.

Backlog

As reflected in the table below, total backlog increased approximately $80 million at March 31, 2007 compared to September 30, 2006. Transportation systems backlog increased $87 million, while defense backlog decreased $7 million during the six-month period. Funded backlog increased by $199 million during the period, with transportation systems increasing $87 million and defense funded backlog increasing by $112 million. Of the increase in transportation systems backlog during the period, approximately $26 million was the result of strengthening of the British Pound vs. the U.S. Dollar between September 30, 2006 and March 31, 2007.

	March 31,	September 30,
	2007	2006
	(in millions)
Total backlog
Transportation systems	$802.7	$715.6
Defense:
Communications and electronics	61.6	71.9
Training systems	365.6	285.9
Mission support services	293.1	366.4
Tactical systems and other	35.8	38.8
Total defense	756.1	763.0
Total	$1,558.8	$1,478.6

Funded backlog
Transportation systems	$802.7	$715.6
Defense:
Communications and electronics	61.6	71.9
Training systems	365.6	285.9
Mission support services	158.1	112.2
Tactical systems and other	35.8	38.8
Total defense	621.1	508.8
Total	$1,423.8	$1,224.4

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

Liquidity and Capital Resources

Operating activities provided cash of $37.7 million for the first half of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable and prepaid expenses contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the majority coming from the transportation systems segment.

Investing activities for the six-month period included capital expenditures of $3.3 million and

$0.4 million in proceeds from the sale of short-term investments. During the first half, we made scheduled payments on our long-term debt of $5.8 million and repaid $10.0 million borrowed on a short-term basis.

Our financial condition remains strong with working capital of $277.1 million and a current ratio of 2.7 to 1 at March 31, 2007. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 4 — STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 20, 2007.  Matters voted upon were (1) election of directors and (2) ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2007.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1. Election of Directors

Director	For	Against	Withheld
Walter J. Zable	23,548,105	—	1,607,888
Walter C. Zable	23,626,011	—	1,529,982
Dr. Richard C. Atkinson	23,835,312	—	1,320,681
William W. Boyle	23,451,903	—	1,704,090
Raymond L. deKozan	23,651,693	—	1,504,300
Robert T. Monagan	23,505,748	—	1,650,245
Raymond E. Peet	23,680,134	—	1,475,859
Robert S. Sullivan	23,859,647	—	1,296,346
Robert D. Weaver	23,862,270	—	1,293,723

	For	Against	Abstain
2. Ratification of Independent Auditors	24,841,109	277,296	37,588

ITEM 6 — EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference to Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date May 2, 2007	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date May 2, 2007	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller