Form 10-Q
period 2007-06-30
CUBIC CORP /DE/
filed 2007-08-01
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).                                                                                      Yes  ☐    No  ☒

As of July 27, 2007, registrant had only one class of common stock of which there were 26,719,663 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(amounts in thousands, except per share data)
Net sales:
Products	$391,563	$371,230	$138,120	$125,286
Services	275,162	245,404	95,629	89,668
	666,725	616,634	233,749	214,954
Costs and expenses:
Products	318,031	317,987	111,226	104,763
Services	227,874	202,680	79,461	75,423
Selling, general and administrative	72,169	70,420	25,252	23,458
Research and development	2,601	5,137	1,250	991
	620,675	596,224	217,189	204,635
Operating income	46,050	20,410	16,560	10,319

Other income (expense):
Gain on sale of investment real estate	—	7,237	—	—
Interest and dividends	1,791	1,321	893	670
Interest expense	(2,202)	(3,534)	(726)	(1,318)
Other income	1,195	172	665	(447)
Minority interest in loss of subsidiary	579	808	185	152

Income before income taxes	47,413	26,414	17,577	9,376

Income taxes	16,700	9,200	6,400	3,400

Net income	$30,713	$17,214	$11,177	$5,976

Basic and diluted net income per common share	$1.15	$0.64	$0.42	$0.22

Dividends per common share	$0.09	$0.09	$—	$—

Average number of common shares outstanding	26,720	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	September 30, 2006
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$76,450	$42,380
Short-term investments	21,186	8,874
Accounts receivable - net	308,016	330,447
Inventories	26,548	20,209
Deferred income taxes and other current assets	33,596	36,159
Total current assets	465,796	438,069

Long-term contract receivables	16,300	2,200
Property, plant and equipment - net	56,492	54,564
Goodwill	35,902	34,750
Other assets	16,886	18,488
	$591,376	$548,071

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$10,000
Trade accounts payable	25,913	23,240
Customer advances	66,627	43,752
Other current liabilities	65,740	64,095
Accrued pension liability	3,414	6,283
Income taxes payable	4,227	7,099
Current portion of long-term debt	6,126	6,078
Total current liabilities	172,047	160,547

Long-term debt	32,737	38,159
Accrued pension liability	19,982	18,208
Deferred compensation	7,949	7,565
Minority interest	—	366

Shareholders' equity:
Common stock	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	366,831	338,523
Accumulated other comprehensive income	15,542	8,415
Treasury stock at cost	(36,069)	(36,069)
	358,661	323,226
	$591,376	$548,071

Note: The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Operating Activities:
Net income	$30,713	$17,214	$11,177	$5,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,782	6,819	2,262	2,219
Gain on sale of investment real estate	—	(7,237)	—	—
Changes in operating assets and liabilities	32,351	(18,610)	18,742	(4,339)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	69,846	(1,814)	32,181	3,856

Investing Activities:
Net additions to property, plant and equipment	(6,756)	(8,082)	(3,430)	(2,452)
Proceeds from sale of investment real estate	—	8,028	—	—
Change in short-term investments, net	(12,312)	—	(12,760)	—
NET CASH USED IN
INVESTING ACTIVITIES	(19,068)	(54)	(16,190)	(2,452)

Financing Activities:
Change in short-term borrowings, net	(10,000)	8,898	—	200
Principal payments on long-term borrowings	(5,937)	(5,428)	(173)	—
Purchases of treasury stock	—	(3)	—	(3)
Dividends paid	(2,405)	(2,405)	(2,405)	(2,405)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(18,342)	1,062	(2,578)	(2,208)

Effect of exchange rates on cash	1,634	(570)	669	992

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	34,070	(1,376)	14,082	188

Cash and cash equivalents at the beginning of the period	42,380	48,860	62,368	47,296

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$76,450	$47,484	$76,450	$47,484

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30, 2007	September 30, 2006
	(unaudited)
Trade and other receivables	$13,360	$15,686
Long-term contracts:
Billed	92,344	71,215
Unbilled	223,907	250,832
Allowance for doubtful accounts	(5,295)	(5,086)
Total accounts receivable	324,316	332,647
Less estimated amounts not currently due	(16,300)	(2,200)
Current accounts receivable	$308,016	$330,447

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2007 under transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2006 represented non-current amounts due from one transportation systems contract in the U.K.

Inventories consist of the following (in thousands):

	June 30, 2007	September 30, 2006
	(unaudited)
Finished products	$629	$563
Work in process and inventoried
costs under long-term contracts	22,381	16,194
Raw material and purchased parts	3,538	3,452
Total inventories	$26,548	$20,209

At June 30, 2007, work in process and inventoried costs under long-term contracts includes approximately $8.1 million in costs incurred in advance of contract award or outside the scope of work on several contracts, primarily in the defense segment. Such costs were $7.7 million as of September 30, 2006.  Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income
Comprehensive income is as follows (in thousands):
	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net income	$30,713	$17,214	$11,177	$5,976
Foreign currency translation adjustments	7,127	2,315	2,520	5,321
Net unrealized loss from cash flow hedges	—	(425)	7	(417)
Comprehensive income	$37,840	$19,104	$13,704	$10,880

Note 4 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Sales:
Defense	$484.7	$422.1	$176.6	$149.4
Transportation systems	172.0	183.3	54.0	61.8
Corporate and other	10.0	11.2	3.1	3.7
Total sales	$666.7	$616.6	$233.7	$214.9

Operating income (loss):
Defense	$35.1	$20.7	$13.7	$9.6
Transportation systems	13.3	1.5	4.1	1.1
Corporate and other	(2.3)	(1.8)	(1.2)	(0.4)
Total operating income	$46.1	$20.4	$16.6	$10.3

Note 5 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of June 30, 2007, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $10.9 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$4,476	$6,261	$1,108	$2,133
Interest cost	7,212	6,594	2,400	2,228
Expected return on plan assets	(8,525)	(7,253)	(2,837)	(2,449)
Amortization of:
Prior service cost	8	23	2	8
Actuarial loss	353	1,629	117	548
Administrative expenses	75	75	25	25
Net pension cost	$3,599	$7,329	$815	$2,493

Note 7 — New Accounting Pronouncements

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

	Before	Effect of	After
	Adoption	Adoption	Adoption
Balance Sheet Line Item at September 30, 2006:
OTHER ASSETS (non-current)
Deferred income taxes	$7,360	$2,682	$10,042
OTHER CURRENT LIABILITIES
Accrued pension liability	6,283	—	6,283
OTHER LIABILITIES (non-current)
Accrued pension liability	18,208	7,664	25,872
SHAREHOLDER’S EQUITY
Accumulated other comprehensive income	8,415	(4,982)	3,433

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2007

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

Consolidated Overview

Sales for the quarter ended June 30, 2007 increased 9% to $233.7 million compared to $214.9 million in the same quarter last year. All of the sales growth came from the defense segment while transportation systems sales decreased for the quarter. Operating income increased to $16.6 million in the quarter compared to $10.3 million in the third quarter last year, with the improvement coming from both segments.

Sales increased to $666.7 million for the first nine months of the fiscal year compared to $616.6 million for the first nine months of 2006, an increase of 8%. All of the sales increase came from the defense segment, while transportation systems sales decreased. Operating income for the first nine months of the fiscal year more than doubled, increasing from $20.4 million in 2006 to $46.1 million this year. The operating income improvement came from both segments, with defense operating income increasing by $14.4 million and transportation systems by $11.8 million compared to the first nine months of 2006. See the segment discussions following for further analysis of segment sales and operating income.

Net income for the third quarter of fiscal 2007 was $11.2 million, or 42 cents per share, compared to $6.0 million, or 22 cents per share, last year due primarily to the increase in operating income. For the first nine months of the year, net income increased to $30.7 million, or $1.15 per share, from $17.2 million, or 64 cents per share last year. This year’s net income for the first nine months was primarily from operations, while last year’s net income included a gain on the sale of real estate of approximately $4.3 million, after applicable income taxes, or about 16 cents per share.

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

Selling, general and administrative (SG&A) expenses in the third fiscal quarter increased over last year from $23.5 million to $25.3 million this year and decreased slightly as a percentage of sales from 10.9% to 10.8%. Most of the increase in SG&A expenses in the quarter came from the defense segment, commensurate with the increase in sales, while transportation systems SG&A increased slightly due to higher legal fees. For the first nine months of the year SG&A expenses increased over last year by $1.7 million, with all of the increase coming from the defense segment, while transportation systems SG&A decreased slightly. Research and development expense decreased in the first nine months this fiscal year compared to last year due primarily to the completion of a project at the end of fiscal 2006 for the development of new weapons simulations systems for the small arms training systems product line. In addition, research and development efforts this year have been focused primarily on customer funded programs rather than company sponsored programs.

As a result of strong cash flows, interest and dividend income increased, while interest expense decreased during the quarter and nine-month periods. In addition, currency exchange gains on cash advances to our foreign subsidiaries added $0.2 million and $0.8 million this year to other income for the quarter and nine-month periods, respectively. The net improvement this year over last year from interest, dividends and other income, less interest expense, was $1.9 million for the quarter and $2.8 million for the nine-month period, before applicable income taxes.

Our projected effective tax rate for fiscal 2007 is 35.6%; however, as mentioned above, the retroactive reinstatement of the U.S. R&E credit reduced the first quarter provision by about $0.5 million, thereby reducing the tax rate for the first three quarters of the year to 35.2%. The projected effective rate for fiscal 2007 is higher than last year’s effective rate through the first three quarters of 34.8% because we are now providing taxes on earnings in the U.K. at the higher U.S. rate as we do not consider the earnings to be permanently reinvested; however, this increase is partially offset by the estimated R&E credit we expect to realize in fiscal 2007. The effective rate for fiscal 2007 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Defense Segment Sales
Communications and electronics (CEBU)	$44.3	$48.4	$15.0	$15.5
Readiness systems (RSBU)	202.5	172.4	76.5	59.5
Mission support services (MSBU)	230.1	195.4	82.1	72.0
Tactical systems and other	7.8	5.9	3.0	2.4
	$484.7	$422.1	$176.6	$149.4

Defense Segment Operating Income
Communications and electronics (CEBU)	$0.1	$3.0	$(0.9)	$0.8
Readiness systems (RSBU)	13.8	4.7	5.7	4.7
Mission support services (MSBU)	21.8	14.6	8.4	4.5
Tactical systems and other	(0.6)	(1.6)	0.5	(0.4)
	$35.1	$20.7	$13.7	$9.6

Defense segment sales in the third quarter increased 18% to $176.6 million this year from $149.4 million last year and for the nine-month period increased 15% to $484.7 million from $422.1 million in 2006. The growth in sales came from both RSBU and MSBU, while CEBU sales decreased compared to the third quarter and nine-month periods last year. The caption “Tactical systems and other” in the table above includes operating results of our 50% owned joint venture company as well as advanced programs for the development of new defense technologies.

Operating income in the defense segment improved again in the third quarter this year to $13.7 million from $9.6 million last year and for the nine-month period operating income increased to $35.1 million from $20.7 million in 2006. Operating income increased in both the MSBU and RSBU, while CEBU incurred an operating loss for the quarter and essentially broke even for the nine-month period. The tactical systems joint venture company incurred an operating loss of approximately $0.5 million in the third quarter this year compared to $0.4 million last year. Operating income amounts in the above table for the three and nine-month periods ended June 30, 2006 have been revised from previous reports to conform to the current method of allocating corporate costs to the business units.

Communications and Electronics (CEBU)

Sales from CEBU were $15.0 million in the third quarter of fiscal 2007 compared to $15.5 million in the same quarter last year, a 3% decrease. For the first nine months of the fiscal year, CEBU sales decreased 8% from $48.4 million in 2006 to $44.3 million this year. Sales increased from contracts for the supply of data links for unmanned aerial vehicles in the U. K., however, these increases were offset by decreases in other data link sales, as well as sales of personnel locator systems and surveillance receivers.

CEBU operating income decreased from $0.8 million in the third quarter last year to an operating loss of $0.9 million in the third quarter this year. Cost growth of $1.8 million on a contract for the development of a new data link system was the cause of this decrease. For the nine-month period, estimated costs on this contract grew a total of $3.2 million, resulting in a decrease in operating income from $3.0 million in 2006 to $0.1 million this year. Improved profit margins from the sale of power amplifiers and surveillance receivers were largely offset by decreased sales and profit margins from other data link contracts and personnel locator systems.

Readiness Systems (RSBU)

RSBU sales for the quarter increased 29%, from $59.5 million in the third quarter last year to $76.5 million this year. For the nine-month period, sales increased 17% from $172.4 million last year to $202.5 million this year. New task orders for development of the next generation air combat training system in addition to a new contract for an Australian air combat training system resulted in higher air combat training sales. Ground combat training systems sales also increased, due primarily to increased sales to a customer in the Far East. Sales of small arms training systems increased for the quarter compared to last year, but were down for the nine-month period due to a delay in start up of production earlier in the year resulting from a government funding delay.

Readiness systems operating income improved from $4.7 million in the third quarter last year to $5.7 million this year. Higher sales of air combat training systems, small arms training systems and a ground combat training system in the Far East contributed to the increase in operating income. This increase was partially offset by cost growth of $1.6 million in the quarter for the development of a ground combat training system in the Middle East. For the nine-month period, operating income increased from $4.7 million in 2006 to $13.8 million this year due to higher profits from air and ground combat training systems and small arms training systems. Higher sales volume contributed to the increase, as well as higher profit margins from sales to the customer in the Far East. In addition, operating income from small arms training systems improved this year due to the completion last year of the development of new weapons simulations systems. Further adding to the profit improvement in RSBU for the nine-month period was the settlement of a previously disputed amount on a contract completed in the mid-1990’s, totaling $1.2 million.

Mission Support Services (MSBU)

MSBU sales increased 14% to $82.1 million in the third quarter this year, compared to $72.0 million last year. For the first nine months of the fiscal year, MSBU sales increased 18%, from $195.4 million in 2006 to $230.1 million this year. Higher sales from live and constructive training support activities, contracts for modeling the effects of weapons of mass destruction and from other mission support activities contributed to the increase in sales.

Mission support services operating income increased from $4.5 million in the third quarter last year to $8.4 million this year, while operating income for the first nine months of the fiscal year improved from $14.6 million in 2006 to $21.8 million this year. The increase in operating income was due to the increase in sales volume and improved profit margins on several live and constructive training support contracts, including higher fees awarded by the customer for performance.

Transportation Systems Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)

Transportation Segment Sales	$172.0	$183.3	$54.0	$61.8

Transportation Segment Operating Income	$13.3	$1.5	$4.1	$1.1

Transportation segment sales decreased 13% from $61.8 million in the third quarter last year to $54.0 million this year. For the first nine months of the fiscal year, sales decreased 6% from $183.3 million to $172.0 million. The decrease resulted from lower sales on system installation contracts in North America and Sweden, as well as from a service contract in the U.K. that was phased-out because old ticket issuing equipment was replaced by modern equipment requiring less maintenance. These decreases were partially offset by increased sales in the U.K. due to the strong British Pound, which caused the dollar value of sales in the U.K. to increase approximately $2.1 million for the third quarter and $7.9 million for the first nine months when compared to average exchange rates experienced last year.

Operating income from transportation systems improved to $4.1 million in the third quarter this year compared to $1.1 million last year. Cost growth on North American and Australian system installation contracts was reduced to $1.1 million in the third quarter this year, compared to $4.8 million last year. In addition, operating income from the Prestige contract in London increased by nearly $2 million during the third quarter compared to last year, including bonuses earned for system usage and the effect of a higher currency exchange rate, which added $0.3 million to operating income when compared to the 2006 exchange rate. Lower operating income from the U.K. service contract described above and from spare parts sales in the U.S. partially offset these improvements. In addition, higher legal fees further reduced operating income for the quarter by $0.9 million.

For the nine-month period, operating income increased to $13.3 million this year from $1.5 million last year. Settlements were reached in the first and second quarters with three customers, adding $8.6 million to operating income, although we also added $3.4 million to our estimate of costs to complete two of these contracts, yielding a net improvement to operating income of $5.2 million from these contract settlements. Operating income from the Prestige contract in London increased nearly $6 million compared to last year, including bonuses earned for system usage and the effect of a higher currency exchange rate, which added $1.3 million to operating income when compared to the 2006 exchange rate. Cost growth on North American system installation contracts for the nine month period was about $ 6.3 million this year compared to $13.6 million last year, helping to improve operating income, although cost growth in the first quarter this year on a contract in Sweden resulted in an increase of approximately $3.9 million in our estimate to complete that contract. As mentioned above, lower operating income from a U.K. service contract and from spare parts sales in the U.S. partially offset these improvements. In addition, higher legal fees this year further reduced operating income for the nine-month period by $1.4 million compared to last year.

Backlog

As reflected in the table below, total backlog increased approximately $534 million at June 30, 2007 compared to September 30, 2006. Transportation systems backlog increased $94 million, while defense backlog increased $440 million during the nine-month period. In June 2007, the Company was awarded a contract with a potential ceiling value of $468 million to provide highly realistic pre-deployment training to U.S. troops at the U.S. Army’s Joint Readiness Training Center at Fort Polk, Louisiana. The contract includes one base year with nine renewable option years. Funded backlog increased $122 million during the period, with transportation systems increasing $94 million and defense funded backlog increasing by $28 million. Of the increase in transportation systems backlog during the nine-month period, approximately $38 million was the result of strengthening of the British Pound vs. the U.S. Dollar between September 30, 2006 and June 30, 2007.

	June 30, 2007	September 30, 2006
	(in millions)
Total backlog
Transportation systems	$809.9	$715.6
Defense:
Communications and electronics	54.1	71.9
Training systems	328.6	285.9
Mission support services	787.0	366.4
Tactical systems and other	32.7	38.8
Total defense	1,202.4	763.0
Total	$2,012.3	$1,478.6

Funded backlog
Transportation systems	$809.9	$715.6
Defense:
Communications and electronics	54.1	71.9
Training systems	328.6	285.9
Mission support services	121.2	112.2
Tactical systems and other	32.7	38.8
Total defense	536.6	508.8
Total	$1,346.5	$1,224.4

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

Liquidity and Capital Resources

Operating activities provided cash of $69.8 million for the first nine months of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable and prepaid expenses contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the majority coming from the transportation systems segment.

Investing activities for the nine-month period included capital expenditures of $6.8 million and investment in short-term investments of $12.3 million. During the first nine months, we repaid $10.0 million borrowed on a short-term basis, made scheduled payments on our long-term debt of $5.9 million and paid dividends of $2.4 million to our shareholders.

Our financial condition remains strong with working capital of $293.7 million and a current ratio of 2.7 to 1 at June 30, 2007. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference to Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
10.5	Employment Agreement.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 1, 2007	/s/ W. W. Boyle
W. W. Boyle
Senior Vice President and CFO

Date	August 1, 2007	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller