Form 10-K
period 2007-09-30
CUBIC CORP /DE/
filed 2007-12-06
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

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

Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐     Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐ No ☒

The aggregate market value of 15,549,143 shares of voting stock held by non-affiliates of the registrant was: $336,483,455 as of March 31, 2007, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 9, 2007 including shares held by affiliates is: 26,719,663 (after deducting 8,945,066 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on February 26, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

During fiscal year 2007, approximately 54% of our total business was conducted, either directly or indirectly, with various agencies of the United States government. Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2007. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

DEFENSE

Cubic’s defense business segment consists of three market-focused business units: Readiness Systems, Mission Support Services, and Communications & Electronics. Our products include customized military range instrumentation systems, tactical engagement simulation systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems. Our services include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, and field operations and maintenance. We market our capabilities directly to various U.S. government departments and agencies and foreign governments. In addition, we frequently contract or team with other leading defense suppliers. In addition to the three business units, we formed a joint venture with Rafael Armament Development Authority Ltd., an Israeli company, to produce certain Rafael defense systems in the United States for Israel and for U.S. customers.

Our Training Systems Business Unit changed its name this year to Readiness Systems Business Unit which we believe reflects defense market trends and our broadening capabilities. Readiness Systems better describes the market we serve and encompasses not only our heritage in training systems and products, but the value and opportunities for these systems and underlying technologies to transition into operational equipment.

Readiness Systems

Our Readiness Systems Business Unit (RSBU) is a pioneer and market leader in the design and production of instrumented training systems for military customers. These systems generally permit live training in air and land combat environments, with weapons and other effects simulated by electronic and/or laser technology. The systems also enable the collection (based on Global Positioning System technology) and analysis of behavior and event data for determination of combat effectiveness and lessons learned. As such, the systems generally have a high degree of communications and software sophistication.

RSBU’s business is organized into Air Combat Training, Land Combat Training, Tactical Engagement Simulation, and Simulation Systems. In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the U.S. Air Force, Navy and Marine Corps. The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment. Many other nations employ Cubic’s ACMI systems.

RSBU’s Land Combat Training involves systems analogous to air ranges for ground force training. Cubic provided turnkey systems to instrument two U.S. Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC) and is engaged in a multiyear effort to expand capability of the Alaska Training Range. The unit also built ranges in recent years for the British Army in the U.K. and Canada. RSBU is currently working on similar land combat training centers for Canada, Australia and for customers in the Middle East and Far East. To meet new customer demand for mobile instrumented training, Cubic has also developed a transportable, deployable system, known as I-HITS, now being fielded by the U.S. Army. In 2005, Cubic was awarded a five-year $72 million IDIQ contract to produce I-HITS for the U.S. Army.

Laser-based Tactical Engagement Simulation systems, generally known as MILES (Multiple Integrated

Laser Engagement Simulators), are used at combat training centers (CTC) and in other training environments to permit weapons to be used realistically, registering hits or kills, without live ammunition. RSBU supplies MILES equipment as part of CTC contracts and as an independent product line. Cubic MILES systems are being heavily utilized by U.S. Army and Marine Corps forces, as well as Air Force security forces, other U.S. agencies and many international customers. We produce MILES equipment in the U.S. and at our New Zealand-based subsidiary, Cubic Defence New Zealand. In 2005, Cubic was awarded a 5-year $113 million IDIQ contract to produce MILES Individual Weapon System (IWS) kits for the U.S. Army.

RSBU’s Simulation Systems Division (SSD) produces virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate actual battlefield or other environments. SSD also produces combat system and maintenance trainers.

Mission Support Services

Our Mission Support Services Business Unit (MSBU) is a leading provider of tactical knowledge-based services to the U.S. Government and allied nations, with an emphasis on military training. MSBU consists of approximately 3,800 people at more than 100 locations throughout the world. Our personnel serve with clients in their actual environments and prepare forces through comprehensive training, exercises, education, and operational support to meet the full scope of their missions, from large scale combat operations, to special operations, peacekeeping, consequence management, and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (including live and computer-based) as final preparation of forces prior to their deployment to mission areas. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations. U.S. government service contracts are typically awarded on a competitive basis with options for multiple years. In this competitive market, Cubic is viewed as a premier service provider and formidable competitor. We typically compete as prime contractors to the government, but also team with other companies depending on the skills required. Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battle situations. More recently, the business base has broadened to include integrated live, virtual, and constructive training support, distance learning, knowledge management, weapons effects and analytical modeling, intelligence analysis, homeland security training and exercises, and military force modernization.

Our programs include providing mission support services to three of the Army’s major combat training centers, to the Joint Readiness Training Center (JRTC) as prime contractor, and to the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor. These services include planning, executing and documenting large scale exercises aimed at stressing U.S. forces in situations as close to actual combat as possible. Cubic also assists the Army National Guard in developing and implementing a similar home station combat training capability at selected Guard locations in the U.S.

At U.S. Joint Forces Command, Cubic supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC), including support to worldwide exercises and the development and fielding of the Joint National Training Capability (JNTC). We provide similar technical and management support services to the U.S. Army’s National Simulation Center (NSC) at Fort Leavenworth, Kansas. On the Marine Air Ground Task Force Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to U.S. Marine forces worldwide, including real-world mission rehearsals. We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. Cubic provides support for training and professional military education to the U.S. Army’s Quartermaster Center and School and to the Transportation School;  and provides contractor logistics and training support necessary to operate and maintain a wide variety of flight simulation systems, Unmanned Aerial Vehicles (UAV), and other facilities worldwide for U.S. and allied forces under multiple long-term contracts. In addition, we provide a broad range of operational support to the U.S. Navy’s Anti-Submarine Warfare (ASW) Command.

Cubic initiated and has continued to operate the Korea Battle Simulation Center (KBSC) since its inception in 1991. KBSC prepares U.S. and allied forces in Korea to deal with situations which may develop in their areas of responsibility and includes support to the world’s largest and most complex simulation-based training events.

At the U.S. Army I Corps Battle Simulation Center, Cubic provides the technical and operational expertise necessary to support worldwide training, exercises, evaluations, and mission rehearsals for I Corps active and reserve component units, the new Stryker brigades, other services, and joint commands.

Cubic supports the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons. Cubic supports DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments. Additionally, Cubic provides comprehensive support to help plan, manage, and execute DTRA’s worldwide CBRNE exercise program, which trains senior U.S. and allied civilian and military personnel, first responders, and other users of DTRA products.

Cubic has multiple contracts with the U.S. Army and other government agencies to improve the quality and reach of training and education initiatives for individuals up through large organizations. Cubic’s products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning tools, serious games for training, and other advanced education programs for U.S. and allied forces.

An important part of Cubic’s services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union in the transformation of their militaries to a NATO environment. These very broad defense modernization contracts entail sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. Cubic also operates battle simulation centers for select countries in Central and Eastern Europe.

We believe the combination and scope of Cubic’s mission support services and readiness systems business is unique in the industry, permitting us to offer customers a complete training and readiness capability from one source.

Communications & Electronics

Our Communications and Electronics Business Unit (CEBU) is a supplier of secure data links, intelligence receivers, high power RF amplifiers, direction finding systems and search and rescue avionics to the U.S. military, other agencies and allied nations. CEBU’s products support the strong military trend toward network-centric warfare, intelligence collection and overall modernization initiatives. The unit has long supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system and supplies the principal datalink for the United Kingdom’s ASTOR program. Capitalizing on a multiyear internal R&D program, CEBU won a competitive contract in fiscal 2003 to develop and produce the next-generation Common Data Link Subsystem (CDLS) for the U.S. Navy. CDLS is now being installed on major surface ships of the U.S. fleet. Smaller, tactical versions of our Common Data Link have been selected for both legacy and new military platforms, such as UAVs, which require high performance in a small package. These contracts include the U.K. Watchkeeper, the U.S. Navy Firescout, and the U.S. Army Shadow UAV programs.

CEBU’s Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search-rescue mission. We have continued to receive orders for an upgraded PLS which has been redesigned to interface with all modern search and rescue system standards, thus positioning us for major platform upgrades expected over the next few years.

CEBU also supplies high power amplifiers, intelligence receivers and direction finding systems to major primes and end users for both domestic and international applications. These include systems used by the Canadian Coast Guard, the U.S. Navy and the U.S. Air Force. System level applications of these products to the worldwide Electronic Warfare marketplace is a major thrust for this business area.

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

Backlog:

Funded sales backlog of the defense segment at September 30, 2007 was $602 million compared to $509 million at September 30, 2006. Total backlog, including unfunded customer orders, was $1,247 million at September 30, 2007 compared to $763 million at September 30, 2006. Approximately $770 million of the September 30, 2007 total backlog is not expected to be completed by September 30, 2008.

Competition:

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international. In many cases, we have also teamed with these same companies on specific bid opportunities. Well known Cubic competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications and SAIC. While Cubic is generally smaller than its competition, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, and the ability to rapidly focus technology and innovation to solve customer problems.

Projects must compete for funding in the defense budget. While the U.S. defense budget has seen above average increases in recent years, long-term growth will only occur in those segments which offer very high payoff and are consistent with warfighting priorities and growing fiscal restraints. The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since. Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment. Superior knowledge is enabled by systems which rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare. We believe Cubic’s training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

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

These programs provide a base of current business and the potential for additional future business as the systems are expanded. In 1998, Transaction Systems Limited (TranSys), a joint venture company in which Cubic has a 37.5% ownership, was awarded a contract called “PRESTIGE” to outsource the London Transport fare collection services. This 17-year contract, now in its tenth year, is the largest automated fare collection contract ever awarded. Our share of the work, including all contract change orders to date, exceeds $1 billion over the 17-year life of the contract.

Industry Overview

Transport agencies, particularly those based in the U.S., rely heavily on federal, state and local government for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems. The average lifecycle for rail fare collection systems is 12 to 15 years, and for bus systems is 7 to 10 years.. Procurements tend to follow a long and strict competitive bid process where low price is a significant factor.

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

Backlog:

Funded sales backlog of the transportation systems segment at September 30, 2007 and 2006 amounted to $787 million and $716 million, respectively. Approximately $578 million of the September 30, 2007 backlog is not expected to be completed by September 30, 2008.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such foreign competitors as Thales, ACS, Scheidt & Bachmann and ERG. In addition, there are many smaller local companies, particularly in European and Asian markets. For large national tenders, it is common practice to form consortiums that include, in addition to the fare collection companies noted above, telecommunications, consulting and computer services companies including Keane, Siemens, Accenture, Metropolitan Transit Railway Corporation, and EDS. These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

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

An example of this in our defense segment is the recent award of a contract to provide the next generation U.S. air combat training system. Starting in 1971 Cubic developed the first generation of Air Combat Maneuvering Instrumentation system, or ACMI, for the U.S. Military for live combat training. In 2003 the company was awarded the P5 $525 million ID/IQ contract to deliver the latest technology for rangeless live training to the U.S. and foreign militaries. In 2007 the company was awarded a $50.3 million contract to develop the next generation of live training for the F35 joint Strike Fighter aircraft using embedded technology. Thus since the initial contract in 1971 the company has successfully and continuously supplied the U.S. and foreign militaries the latest in air combat training technologies

In our transportation segment we have had a continuous relationship with Transport for London (TfL) since the 1970’s. Starting with a small trial of magnetic ticketing and gating in 1978, the company has continuously delivered fare collection equipment and systems to TfL as its exclusive fare collection system supplier. Today under the PRESTIGE contract there are 10 million Oyster smart cards in circulation making this one of the largest transportation smart card systems in the world. In 2007 the company began trial applications of a new combination Oyster Card and bank credit/debit card known as the Barclaycard OnePulse card. Looking forward into 2008 this new card will be launched throughout the United Kingdom and this upgrade will continue to enhance the system we have developed for TfL. Similarly, we are regionalizing integrated fare collection systems in Washington D.C., New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 54% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is the PRESTIGE contract in London which represented about 8% of consolidated sales in 2007.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 42% of our sales revenue in 2007 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

With our strong financial position we are focused on finding attractive acquisitions to enhance our market position. We are focused on specific growth opportunities in the defense marketplace in the communications and services areas, specific market opportunities in transportation and opportunities in adjacent markets in smart cards and security that leverage our customer base and skills.

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

The cost of Company sponsored research and development (R&D) activities was $5.2 million, $6.1 million and $8.1 million in 2007, 2006 and 2005, respectively. We do not rely heavily on independent R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was $66 million in 2007 compared to $64 million and $65 million in 2006 and 2005, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 6,000 persons at September 30, 2007.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2007. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets. A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. As an example, the U.S. defense and intelligence budgets generally, and spending in specific agencies with which we work, such as the Department of Defense, have declined from time to time for extended periods since the 1980s, resulting in program delays, program cancellations and a slowing of new program starts. Although spending on defense-related programs by the U.S. government has recently increased, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

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

The PRESTIGE contract with TfL, through the TranSys joint venture, contains a termination for convenience clause that provides for possible termination of the contract after twelve years, which would be in August of 2010. This termination clause outlines the obligations of the customer should they elect to exercise this contract provision, including penalty payments to TranSys and early payment of the debt, among other requirements. Because of these onerous requirements, we do not believe it would be in the best interests of TfL to terminate the contract early; however, they may do so. The contract is now in its tenth year and the customer must notify TranSys by October 2008 if they should elect to terminate the contract at the end of year twelve.

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

Approximately 68% of our revenues in 2007 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. Often, we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

Item 2.           PROPERTIES.

We conduct our operations in approximately 1.5 million square feet of both owned and leased properties located in the United States and foreign countries. We own approximately 76% of the square footage, including 498,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida. All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Arlington, VA	Leased
Auckland, New Zealand	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
San Diego, CA	Leased and owned
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased
Cummings, GA	Leased

Transportation Systems:
Brisbane, Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Frankfurt, Germany	Leased
London, England	Leased
Los Angeles, CA	Leased
Montreal, Canada	Leased
New York, NY	Leased and owned
Merthsham, Surrey, England	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned

Investment properties:
Teterboro, NJ	Leased
Vancouver, Canada	Leased

Item 3.           LEGAL PROCEEDINGS.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The Court of Appeal then ruled that the lien was valid under the Terrorism Risk Insurance Act. We believe that Iran will seek further review from the Supreme Court; therefore, while the dispute between Iran and Cubic is on hold in the 9th Circuit the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2007. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with, to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. The claim is now in arbitration. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2007.

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

PART II

Item 5.           MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY            HOLDER MATTERS.

The principal market on which our common stock is being traded is the American Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system on the American Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2007		Fiscal 2006		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2007	Fiscal 2006
First	$22.82	$19.06	$20.56	$15.63	—	—
Second	22.37	19.99	23.94	20.74	$0.09	$0.09
Third	30.14	20.12	24.40	18.27	—	—
Fourth	46.43	27.23	20.74	18.30	$0.09	$0.09

On November 9, 2007, the closing price of our common stock on the American Stock Exchange was $41.23.

There were approximately 1,000 shareholders of record of our common stock as of November 9, 2007.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005	2004	2003

Results of Operations:
Sales	$889,870	$821,386	$804,372	$722,012	$634,061
Cost of sales	727,540	687,213	672,541	549,170	493,377
Selling, general and administrative expenses	95,054	97,166	110,644	107,139	87,888
Interest expense	3,403	5,112	5,386	4,658	3,659
Income taxes	23,662	12,196	453	19,394	18,514
Net income	41,586	24,133	11,628	36,911	36,519

Average number of shares outstanding	26,720	26,720	26,720	26,720	26,720

Per Share Data:
Net income	$1.56	$0.90	$0.44	$1.38	$1.37
Cash dividends	0.18	0.18	0.18	0.16	0.14

Year-End Data:
Shareholders’ equity	$382,771	$323,226	$297,158	$298,767	$255,292
Equity per share	14.33	12.10	11.12	11.18	9.55
Total assets	592,565	548,071	547,280	542,924	460,226
Long-term debt	32,699	38,159	43,776	50,037	47,142

This summary should be read in conjunction with the related consolidated financial statements and  accompanying notes.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND       RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2007, 72% of sales were derived from defense, while 28% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 54% of sales in 2007 compared to 52% in 2006 and 53% in 2005.

Our defense segment is organized into three market-focused business units: Readiness Systems (formerly known as Training Systems) Business Unit (RSBU), Mission Support Services Business Unit (MSBU), and Communications & Electronics Business Unit (CEBU). The segment is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. The segment also has a 50% interest in a joint venture which produces components of advanced tactical systems for the U.S. and Israel.

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

Consolidated Overview

Sales in fiscal 2007 increased by 8% to $889.9 million compared to $821.4 million in 2006. Sales in 2006 had increased 2% over 2005 sales of $804.4 million. Sales growth in the three year period from 2005 to 2007 all came from our defense segment, while transportation systems sales trended slightly downward during the three year period. Nearly all the growth in defense sales was organic, coming from existing subsidiaries, with an immaterial amount coming from a small strategic acquisition we made in 2006. See the segment discussions following for further analysis of segment sales.

Operating income doubled in fiscal 2007 to $62.1 million from $30.9 million in 2006, after having more than doubled in 2006 from $13.1 million in 2005. The improvement in 2007 came from both segments with transportation systems increasing significantly from a low level in 2006 and defense improving by more than 40%. In fiscal 2006 the primary reason for the improvement was that our transportation business returned to profitability after having incurred an operating loss in fiscal 2005. Defense operating income also increased in 2006, at a slightly better rate than the growth in defense sales. See the segment discussions following for further details of segment operating results.

Net income increased 72% in fiscal 2007 to $41.6 million ($1.56 per share) from $24.1 million ($.90 per share) in 2006. Net income in 2006 had more than doubled from $11.6 million ($0.44 per share) in 2005. Included in 2007 was a gain on the sale of our corrugated box business in the fourth quarter of approximately $0.6 million, after applicable income taxes. We had owned this small business since the 1960’s and over the years realized a high rate of return on our investment; however, in recent years competition and raw material prices had driven profit margins down. Since this business is not a part of our core mission, we determined that it was time for us to divest it. Approximately $4.3 million, after applicable income taxes, of the 2006 net income was from a gain on the sale of real estate that had been held for investment purposes for many years, but was sold in the first fiscal quarter of 2006. Reductions in tax contingency reserves accounted for approximately $0.9 million, $1.1 million and $2.8 million, respectively, of the 2007, 2006 and 2005 net income.

The gross margin from product sales improved again in 2007 to 19.6% from 16.0% in 2006, due to improved performance from our defense readiness systems business and the transportation systems segment. The gross margin for product sales had been down to 15.1% in 2005, as a result of cost growth in the transportation systems segment that year. The gross margin from service sales was 16.3% in 2007, compared to 16.9% in 2006 and 18.1% in 2005. The primary cause of the decreasing service gross margin during the three year period was lower sales from a service contract in Europe that had generated higher than average gross margins. This contract was completed in the second quarter of fiscal 2007.

Selling, general and administrative (SG&A) expenses decreased to 10.7% of sales in 2007 compared to 11.8% in 2006 and 13.8% in 2005. SG&A expenses decreased in 2007, to $95.1 million compared to $97.2 million in 2006. SG&A increased in the defense segment due to somewhat higher selling expenses and due to growth of the business, while SG&A decreased in the transportation segment due to cost cutting measures. In 2006 SG&A expenses had decreased $13.5 million from the 2005 level, with the decrease coming from both segments. In 2005, the defense segment had incurred higher than normal selling expenses related to contract proposals, while such activities returned to a more normal level in 2006. Lower transportation systems selling expenses and staffing reductions contributed to reduced SG&A expenses in 2006. In addition, an allowance for doubtful accounts provision of more than $4 million had contributed to higher SG&A expenses in transportation systems in 2005.

Company sponsored research and development (R&D) spending decreased to $5.2 million in 2007, compared to $6.1 million in 2006 and $8.1 million 2005. Our R&D spending continues to be incurred primarily in connection with customer funded activities. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required development activity in 2007 was $66 million, compared to $64 million in 2006 and $65 million in 2005; however, these costs are included in cost of sales as they are directly related to contract performance.

Interest and dividend income increased in 2007 over both 2006 and 2005 due primarily to higher available cash balances for investment. Other income increased in 2007 over 2006 as a result of foreign currency exchange gains on advances to our foreign subsidiaries. Other income had decreased in 2006 compared to 2005 in part because of lower rental income, resulting from the sale of the real estate mentioned above. Other income in 2005 had also included foreign currency exchange gains on advances to foreign subsidiaries. Interest expense decreased nearly $2 million in 2007 compared to 2006 and 2005 because of a reduction in both short- and long-term borrowings.

Our effective tax rate for 2007 was 36.3% of pretax income compared to 33.6% in 2006 and 3.7% in 2005. Our effective rate in 2007 increased in part because we recorded a provision of $2.6 million for U.S. taxes on a 7 million pound ($14.4 million) dividend from our U.K. subsidiary that was paid in 2007. In December 2006, the U.S. Congress reinstated the Research and Experimentation (R&E) credit retroactive to January 1, 2006. As a result, we recorded a tax benefit of approximately $0.5 million in the first quarter of fiscal 2007 that represents the estimated R&E credit for the nine-month period ended September 30, 2006, which was not previously reflected in our operating results. Tax expense in 2006 had included a provision of $1.6 million for taxes due upon the repatriation of capital to the U.S. from our U.K. subsidiary during the year. The effective rate in 2007, 2006 and 2005 benefited from the reversal of tax contingency provisions amounting to $0.9 million, $1.1 million and $2.8 million, respectively. Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Defense Segment

Years ended September 30,	2007	2006	2005
	(in millions)

Defense Segment Sales
Mission support services (MSBU)	$308.0	$262.9	$257.0
Readiness systems (RSBU)	263.4	228.0	227.9
Communications and electronics (CEBU)	57.4	64.6	52.5
Tactical systems and other	12.3	7.3	6.0
	$641.1	$562.8	$543.4

Defense Segment Operating Income
Mission support services (MSBU)	$27.6	$20.6	$17.9
Readiness systems (RSBU)	18.9	9.7	18.2
Communications and electronics (CEBU)	(0.7)	3.9	(4.8)
Tactical systems and other	(1.6)	(2.8)	(1.2)
	$44.2	$31.4	$30.1

As depicted in the table above, sales from our defense segment increased 14% to $641.1 million in 2007, compared to $562.8 million in 2006. Sales in 2006 had increased 4% from 2005 sales of $543.4 million. Higher sales in 2007 came from RSBU and MSBU, while sales from CEBU decreased in comparison to 2006. In 2006 sales from CEBU had increased from the 2005 level, while sales from the other defense business units grew only slightly. The caption “Tactical systems and other” in the table above includes operating results of our 50% owned joint venture company as well as advanced programs for the development of new defense technologies.

Operating income in our defense segment increased to $44.2 million in 2007 from $31.4 million in 2006, a 41% increase. In 2006, operating income had increased 4% from 2005 operating income of $30.1 million. Growth in 2007 operating income came from RSBU and MSBU, while CEBU generated an operating loss for the year. The increase in 2006 operating income was primarily due to a turnaround to profitability from CEBU, which had incurred an operating loss in 2005. MSBU operating income increased in 2006, while RSBU operating income decreased by nearly 50%. The joint venture company incurred operating losses of $1.4 million, $1.9 million and $1.3 million in 2007, 2006 and 2005, respectively, although we expect its performance to improve in 2008 as its revenues increase.

Mission Support Services (MSBU)

MSBU sales increased 17% in 2007, after having increased 2% in 2006 from the 2005 level. The increase in 2007 sales came from the expansion of existing programs and from new contracts won in 2007. Sales were higher by nearly $14 million from the Joint Readiness Training Center (JRTC) contract in Fort Polk, LA, due to an increase in training exercises conducted by the customer. In addition, increased activity from our contract with the Marine Corp. and higher sales from contracts for modeling the effects of weapons of mass destruction added to 2007 sales. Sales growth in 2006 was limited by a reduction of training exercises at the JRTC that decreased sales from that program by about $20 million. The most significant growth in 2006 sales came from contracts for modeling the effects of weapons of mass destruction.

Operating income from MSBU increased 34% in 2007 after increasing 15% in 2006. Higher sales volume and award fees helped to increase profitability in 2007 and improved operating income as a percentage of sales to 8.9%, compared to 7.8% in 2006 and 7.0% in 2005. The most significant increases in 2007 operating income came from the Marine Corp. and JRTC contracts mentioned above. In 2006 a change in the mix of sales to higher profit margin programs helped to improve operating income despite limited sales growth.

Readiness Systems (RSBU)

RSBU sales increased 16% in 2007 over 2006 after having increased only slightly in 2006 from 2005. Most of the increase in 2007 sales compared to 2006 came from air combat training systems, while ground combat training and small arms virtual training systems sales grew slightly. Work continued on the air combat training system contract known as P5 and on a contract for an Australian air combat training system. We are also working on ground combat training ranges in Canada, the Far East and Middle East. In 2006, sales of air combat training systems were also higher when compared to 2005, while both small arms training systems and ground combat training systems sales decreased slightly.

RSBU operating income nearly doubled in 2007 from 2006, back to a level comparable to 2005. The increase in 2007 came from higher profit margins on higher sales of air combat training systems and improvements in profitability of ground combat training systems and small arms training systems. Higher profit margins from a ground combat training system in the Far East were offset by cost growth of more than $5 million on a ground combat training system in the Middle East, while operating income from other ground combat training systems improved slightly. Operating income from small arms training systems improved in 2007 as the development of new weapons simulations systems was completed in 2006, resulting in decreased costs, and because sales increased in 2007. The primary reason for decreased operating income in 2006 was cost growth of $4.6 million on a contract for the development of a ground combat training system in Canada, in addition to the small arms training development costs of $1.9 million mentioned above. Lower sales of small arms training systems further impacted 2006 operating income from this product line.

Communications and Electronics (CEBU)

Sales from CEBU decreased 12% in 2007, after having increased 23% in 2006 from the 2005 level. Sales increased in 2007 from a contract for the supply of data links for unmanned aerial vehicles in the U.K., however, this increase was more than offset by decreases in other data link sales. Several of the data link contracts that had resulted in the sales growth in 2006 neared completion in 2007. Sales of personnel locator systems and power amplifiers also decreased in 2007, after having increased in 2006.

CEBU generated an operating loss of $0.7 million in 2007 due primarily to cost growth of $4.3 million on a contract for the development of new data link technology. Profit margins on other data link contracts were also lower; however, this decrease was partially offset by improved profit margins from sales of power amplifiers and personnel locator systems. In 2006, operating income improved to $3.9 million from the operating loss of $4.8 million incurred in 2005. Operating income in 2006 came primarily from the sale of power amplifiers and data links, in addition to the favorable settlement of a long-standing dispute with a customer during the year, which added $1.2 million to operating income. The operating loss in communications and electronics in 2005 was primarily due to cost growth totaling nearly $5 million on two contracts, one a program for the development of new data link technology and the other a program involving an intelligence application of our data link and receiver technology. In addition, approximately $2 million in overstocked or obsolete surveillance receiver inventory was written down in value to zero in 2005.

Transportation Systems Segment

Years ended September 30,	2007	2006	2005
	(in millions)
Transportation Segment Sales	$236.6	$243.9	$245.8

Transportation Segment Operating Income	$20.1	$2.8	$(13.8)

Transportation systems sales continued the downward trend of recent years in 2007, decreasing 3% from the 2006 level. Sales in North America and Sweden decreased in 2007 compared to 2006, while sales in

Australia and the U.K. increased. Several system installation contracts in North America were either complete or neared completion in 2007, resulting in decreased sales, while progress on a contract in Sweden was slowed due to cost growth, also resulting in lower sales in 2007 than in 2006. Sales in Australia increased due in part to a settlement reached with the customer during the year that increased the value of the contract. In the U.K sales were lower from a service contract that was phased-out because old ticket issuing equipment was replaced by modern equipment requiring less maintenance; however, this decrease was more than offset by higher sales from other U.K. contracts, including the PRESTIGE contract in London. A major contributor to the increase in U.K. sales was the strength of the British Pound against the U.S. dollar, resulting in the dollar value of sales in the U.K. increasing $10.8 million for the year when compared to average exchange rates experienced in 2006.

In 2006 increased sales from a contract in Sweden helped to offset a decrease in sales from the PRESTIGE contract and from U.K. service contracts. Service sales were lower in the U.K. in 2006 primarily because of the gradual phase-out of ticket issuing equipment mentioned above. In addition, we completed a contract for the maintenance of communications equipment in London at the end of fiscal 2005 which was not renewed in 2006, further impacting service sales.

Operating income in the transportation systems segment improved significantly in 2007 from the low level of 2006. Settlements were reached with three customers, adding $8.6 million to operating income; however, we also added $3.4 million to our estimate of costs to complete two of these contracts, yielding a net improvement to operating income of $5.2 million from these contract settlements. Operating income from the Prestige contract in London increased more than $9 million compared to last year, including bonuses earned for system usage and the effect of a higher currency exchange rate. Currency exchange differences resulted in an improvement in operating income of about $1.8 million from all U.K. contracts, when comparing the 2007 average exchange rate to the 2006 rate. Cost growth on North American system installation contracts in 2007 was about $7.0 million this year compared to approximately $21.0 million last year, helping to improve operating income. Lower operating income from the U.K. service contract mentioned above and from spare parts sales in the U.S. partially offset these improvements. In addition, cost growth from a contract in Sweden totaling more than $6 million for the year also impacted operating income. Higher legal fees in 2007 further reduced operating income for the year by $1.3 million when compared to 2006.

In 2006, improved operating income from contracts in Europe was partially offset by operating losses on contracts in North America and Australia. Projected costs to complete fare collection systems on several North American and one Australian contract increased by approximately $21 million more than had been previously estimated. The primary cause of the cost growth was an increase in engineering hours incurred to complete the projects, in addition to project management costs incurred due to delays in project completion. This compares to cost growth of approximately $28 million on these contracts in 2005. In 2005 we also recorded an allowance of $4.2 million for doubtful collection of an accounts receivable balance with a customer that terminated its contract with us. This provision is included in 2005 SG&A expenses in the consolidated statement of income. We believe that we have substantially performed the requirements of the contract such that this payment is due to us and we believe the termination attempt by this customer is unwarranted.

Backlog

September 30,	2007	2006
	(in millions)
Total backlog
Transportation systems	$787.3	$715.6
Defense
Mission support services	776.6	366.4
Readiness systems	383.4	285.9
Communications and electronics	56.4	71.9
Tactical systems and other	30.6	38.8
Total defense	1,247.0	763.0
Total	$2,034.3	$1,478.6

Funded backlog
Transportation systems	$787.3	$715.6
Defense
Mission support services	131.2	112.2
Readiness systems	383.4	285.9
Communications and electronics	56.4	71.9
Tactical systems and other	30.6	38.8
Total defense	601.6	508.8
Total	$1,388.9	$1,224.4

In addition to the amounts identified above, the company has been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts. IDIQ contracts are not included in backlog until an order is received.

Included in the transportation systems backlog at September 30, 2007 is $510 million from to the PRESTIGE fare collection system contract with TfL, through our joint venture company, TranSys. Of this amount $269 million relates to the last five years of the contract (from August 2010 through August 2015) that is subject to a termination for convenience clause in the contract. This termination clause outlines the obligations of the customer should they elect to exercise this contract provision, including penalty payments to TranSys and early payment of the debt, among other requirements. Because of these onerous requirements, we do not believe it would be in the best interests of TfL to terminate the contract early; however, they may do so. The contract is now in its tenth year and the customer must notify TranSys by October 2008 if they should elect to terminate the contract.

Of the increase in transportation systems backlog between September 30, 2006 and September 30, 2007, approximately $49 million was the result of strengthening of the British Pound vs. the U.S. Dollar between those dates.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We will implement this standard in the first quarter of fiscal 2008, however, we are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial position.

In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of those plans in the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide additional disclosures. On September 30, 2007, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our financial condition at September 30, 2007 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on our financial condition at September 30, 2006. SFAS 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as we already use a measurement date of September 30 for our pension plans. See Note 8 for further discussion of the effect of adopting SFAS 158 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS 159 on our consolidated results of operations and financial position.

Liquidity and Capital Resources

Cash flows from operations totaled $69.2 million in 2007, compared to $31.3 million in 2006 and $54.7 million in 2005. A decrease in accounts receivable in each of the three years amounting to $18.1 million, $5.8 million and $38.5 million in 2007, 2006 and 2005, respectively, contributed to the positive cash flows. All of the operating cash flows in 2007 came from the transportation systems segment, while defense cash flows were slightly negative for the year. Both the defense and transportation systems segments generated positive cash flows in 2006 and 2005, with the larger amount contributed by transportation systems in 2006 and by defense in 2005.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2007, this balance was $16.7 million compared to $2.2 million at September 30, 2006.

Cash flows used in investing activities in 2007 included $6.1 million of capital expenditures, partially offset by proceeds of $3.8 million from the sale of our corrugated box business. During 2007 we also invested a net of $18.3 million in financial instruments that are classified as short-term investments. Investing activities in 2006 included capital expenditures of $9.8 million, proceeds from the sale of investment real estate of $8.0 million and the addition of $8.9 million in short-term investments. In 2005, investing activities included $8.3 million of capital expenditures and the liquidation of $6.2 million of short-term investments.

Financing activities in 2007 included the repayment of short term borrowings of $10.0 million and scheduled payments on long-term borrowings of $6.1 million, in addition to the payment of a dividend to shareholders of $4.8 million (18 cents per share). Financing activities in 2006 included scheduled debt payments of $6.1 million, repayment of short-term borrowings of $16.4 million and dividends to shareholders of $4.8 million. In 2005 we borrowed a net $0.7 million on a short-term basis to fund working capital requirements, made scheduled debt payments of $6.1 million and paid dividends to shareholders of $4.8 million.

Accumulated other comprehensive income increased $22.8 million in 2007 because of foreign currency translation adjustments of $9.2 million and a decrease in the recorded liability for our pension plans of $13.6 million. This increases the positive balance in accumulated other comprehensive income to $31.2 million as of September 30, 2007 compared to $8.4 million at September 30, 2006.

The pension plan under-funded balance improved from the September 30, 2006 balance of $32.2 million to $1.5 million at September 30, 2007. This improvement in the funding position can be attributed primarily to a return on plan assets for the year that was higher than our assumed rate of return and to an increase in the discount rate we used to calculate the pension liability. In accordance with Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which we implemented in fiscal 2007, the under-funded balance of $1.5 million is reflected on the balance sheet as a liability at September 30, 2007.

The net deferred tax asset decreased to $18.7 million at September 30, 2007 compared to $26.4 million at September 30, 2006. The primary reason for the decrease is that the effect of recording adjustments to the pension liability through other comprehensive income resulted in a deferred tax liability of $2.7 million at September 30, 2007 compared to a deferred tax asset of $4.7 million at September 30, 2006. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $306 million and a current ratio of 2.8 to 1 at September 30, 2007. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the U.K. and New Zealand, we have a committed five year credit facility from a group of financial institutions in the U.S., aggregating $150 million. As of September 30, 2007, $11.1 million of this capacity was used for letters of credit, leaving an additional $138.9 million available. Our total debt to capital ratio at September 30, 2007 was less than 10%. In addition, our cash and short-term investments totaled $100.8 million at September 30, 2007 which exceeded our total debt by $61.9 million.

The following is a schedule of our contractual obligations outstanding as of September 30, 2007:

		Less than 1
	Total	Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)

Long-term debt	$38.8	$6.1	$10.8	$9.4	$12.5
Interest payments	7.9	2.2	3.2	1.9	0.6
Operating leases	16.8	5.3	6.6	4.0	0.9
Deferred compensation	8.7	0.5	1.1	0.8	6.3
	$72.2	$14.1	$21.7	$16.1	$20.3

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

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, and the AICPA’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

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

Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed.

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

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future. These undistributed earnings totaled approximately $44.5 million at September 30, 2007. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments. Based on this analysis in 2007, we determined that 7 million British pounds ($14.4 million) was excess capital in the U.K. and paid a dividend of that amount to the U.S. parent company.

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

September 30,	2007	2006
	(in millions)

Defense systems and products	$16.9	$16.5
Defense services	9.7	9.7
Transportation systems	9.4	8.6
Total goodwill	$36.0	$34.8

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

For fiscal 2007, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of ten years. The compound annual growth rates for sales ranged from 4.0% to 8.0% and for operating profit margins ranged from 7.0% to 8.0% for the reporting units, beyond the discrete forecast period. The future cash flows were discounted to present value using a discount rate of 9.4%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate, the estimated sales growth rate or the operating profit margin could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 3% decrease in the assumed operating profit margin in the defense systems and products reporting unit or a 3.5% decrease in the assumed operating profit margin in the transportation systems reporting unit would have resulted in an indication of impairment that would have led us to further quantify the possible impairment and potentially record a charge to write-down these assets.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans in relation to the size of the Company limit the impact any individual assumption changes can have. For example, a 50 basis point change in the assumed rate of return on assets would have changed the pension expense recorded in 2007 by about $0.7 million, before applicable income taxes.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt and equity securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., U.K. and New Zealand which are also tied to floating interest rates (LIBOR and the U.S. prime rate and the U.K. and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged. Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., U.K. and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed. However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.

The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time. There was no interest rate swap outstanding at September 30, 2007.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies. We have a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Euro, Swedish krona, New Zealand dollar and Australian dollar. These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies. We also use balance sheet hedges to mitigate foreign exchange risk. This strategy involves incurring British pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using U.S. dollar or British pound funds. We do not believe that we are significantly exposed to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand, and Canada are not hedged because we consider them to be invested indefinitely. In addition, we generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,563	$42,380
Short-term investments	27,200	8,874
Accounts receivable:
Trade and other receivables	13,024	15,686
Long-term contracts	297,792	319,847
Allowance for doubtful accounts	(5,144)	(5,086)
	305,672	330,447

Inventories	27,342	20,209
Deferred income taxes	18,492	19,042
Prepaid expenses and other current assets	21,105	17,117
TOTAL CURRENT ASSETS	473,374	438,069

LONG-TERM CONTRACT RECEIVABLES	16,650	2,200

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	14,601	14,412
Buildings and improvements	46,519	43,779
Machinery and other equipment	84,149	83,301
Leasehold improvements	4,299	5,368
Accumulated depreciation and amortization	(92,317)	(92,296)
	57,251	54,564

OTHER ASSETS
Deferred income taxes	195	7,360
Goodwill	36,003	34,750
Miscellaneous other assets	9,092	11,128
	45,290	53,238

TOTAL ASSETS	$592,565	$548,071

See accompanying notes.

	September 30,
	2007	2006
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$—	$10,000
Trade accounts payable	27,992	23,240
Customer advances	58,412	43,752
Accrued compensation	38,183	37,176
Accrued pension liability	—	6,283
Other current liabilities	31,787	26,919
Income taxes payable	4,905	7,099
Current maturities of long-term debt	6,138	6,078
TOTAL CURRENT LIABILITIES	167,417	160,547

LONG-TERM DEBT	32,699	38,159

OTHER LIABILITIES
Accrued pension liability	1,530	18,208
Deferred compensation	8,148	7,565

MINORITY INTEREST	—	366

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized—5,000,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000,000 shares
Issued—35,664,729 shares, outstanding—26,719,663 shares	234	234
Additional paid-in capital	12,123	12,123
Retained earnings	375,299	338,523
Accumulated other comprehensive income	31,184	8,415
Treasury stock at cost—8,945,066 shares	(36,069)	(36,069)
	382,771	323,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$592,565	$548,071

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2007	2006	2005
	(amounts in thousands, except per share data)

Net sales:
Products	$517,165	$489,286	$459,050
Services	372,705	332,100	345,322
	889,870	821,386	804,372
Costs and expenses:
Products	415,729	411,181	389,555
Services	311,811	276,032	282,986
Selling, general and administrative expenses	95,054	97,166	110,644
Research and development	5,178	6,112	8,083
	827,772	790,491	791,268

Operating income	62,098	30,895	13,104

Other income (expenses):
Gain on sale of assets	1,052	7,237	—
Interest and dividends	3,431	1,891	1,046
Interest expense	(3,403)	(5,112)	(5,386)
Other income	1,299	433	2,668
Minority interest in loss of subsidiary	771	985	649

Income before income taxes	65,248	36,329	12,081

Income taxes	23,662	12,196	453

Net income	$41,586	$24,133	$11,628

Basic and diluted net income per common share	$1.56	$0.90	$0.44

Average number of common shares outstanding	26,720	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
	(in thousands)
Operating Activities:
Net income	$41,586	$24,133	$11,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,854	8,490	8,631
Deferred income taxes	745	514	(7,967)
Provision for doubtful accounts	19	145	4,136
Gain on sale of assets	(1,052)	(7,237)	—
Minority interest in loss of subsidiary	(771)	(985)	(649)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	18,091	5,793	38,480
Inventories	(7,610)	1,577	3,048
Prepaid expenses	(8,048)	(2,051)	(4,865)
Accounts payable and other current liabilities	9,965	(2,112)	12,122
Customer advances	12,181	2,279	(9,893)
Income taxes	(2,741)	155	885
Other items - net	(2,063)	629	(843)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,156	31,330	54,713

Investing Activities:
Acquisition of businesses, net of cash acquired	—	(785)	(358)
Proceeds from sale of assets	3,775	8,028	—
Proceeds from sale of marketable securities	241,606	4,000	31,760
Purchases of marketable securities	(259,935)	(12,850)	(25,560)
Purchases of property, plant and equipment	(6,098)	(9,789)	(8,311)
Other items - net	(139)	(513)	(3,256)
NET CASH USED IN INVESTING ACTIVITIES	(20,791)	(11,909)	(5,725)

Financing Activities:
Change in short-term borrowings	(10,000)	(16,437)	683
Principal payments on long-term debt	(6,112)	(6,052)	(6,069)
Purchases of treasury stock	—	(3)	—
Dividends paid to shareholders	(4,810)	(4,810)	(4,809)
NET CASH USED IN FINANCING ACTIVITIES	(20,922)	(27,302)	(10,195)

Effect of exchange rates on cash	3,740	1,401	(555)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,183	(6,480)	38,238

Cash and cash equivalents at the beginning of the year	42,380	48,860	10,622

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$73,563	$42,380	$48,860

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Additional
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Paid-in	Common
per share amounts)	Income	Stock	Income	Earnings	Capital	Stock
October 1, 2004		$(36,066)	$10,095	$312,381	$12,123	$234

Comprehensive income:
Net income	$11,628	—	—	11,628	—	—
Increase in minimum pension liability	(4,027)	—	(4,027)	—	—	—
Foreign currency translation adjustment	(3,970)	—	(3,970)	—	—	—
Net unrealized losses from cash flow hedges	(431)	—	(431)	—	—	—
Comprehensive income	$3,200

Cash dividends paid — $.18 per share of common stock		—	—	(4,809)	—	—

September 30, 2005		(36,066)	1,667	319,200	12,123	234

Comprehensive income:
Net income	$24,133	—	—	24,133	—	—
Decrease in minimum pension liability	2,435	—	2,435	—	—	—
Foreign currency translation adjustment	4,321	—	4,321	—	—	—
Net unrealized losses from cash flow hedges	(8)	—	(8)	—	—	—
Comprehensive income	$30,881

Purchase of treasury stock		(3)	—	—	—	—
Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2006		(36,069)	8,415	338,523	12,123	234

Comprehensive income:
Net income	$41,586	—	—	41,586	—	—
Decrease in minimum pension liability	13,580	—	13,580	—	—	—
Foreign currency translation adjustment	9,189	—	9,189	—	—	—
Net unrealized losses from cash flow hedges	—	—	—	—	—	—
Comprehensive income	$64,355

Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2007		$(36,069)	$31,184	$375,299	$12,123	$234

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and a 50% owned joint venture of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. Transaction gains on advances to foreign subsidiaries amounted to $0.7 million, zero and $1.9 million in 2007, 2006 and 2005, respectively.

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

Short-term investments:  Short-term investments include highly liquid, investment grade, institutional money market debt and preferred stock instruments categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities. Any net excess of fair market value over cost would be included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

We record short-term investments at fair value. At year end, our investment portfolio included the following:

	2007		2006
	Amortized	Fair	Amortized	Fair
September 30,	Cost	Value	Cost	Value
	(in thousands)
Money market preferred stock	$11,600	$11,600	$—	$—
Debt securities purchased at auction	15,600	15,600	8,874	8,874
	$27,200	$27,200	$8,874	$8,874

Approximately 58% of the securities in our portfolio had contractual maturities greater than five years. The remaining 42% are preferred stock and are therefore perpetual.

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Although costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards, the amounts remaining in inventory at September 30, 2007 and 2006 were immaterial.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements. Accelerated methods (declining balance and sum-of-the-years-digits) are used for machinery and equipment over estimated useful lives ranging from five to seven years. Provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $7.9 million, $7.6 million and $8.1 million in 2007, 2006 and 2005, respectively.

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

The changes in the carrying amount of goodwill for the two years ended September 30, 2007 are as follows:

	Transportation	Defense
	Segment	Segment	Total
	(in thousands)
Balances at October 1, 2005	$8,150	$26,323	$34,473
Foreign currency exchange rate changes	465	(188)	277
Balances at September 30, 2006	8,615	26,135	34,750
Foreign currency exchange rate changes	747	506	1,253
Balances at September 30, 2007	$9,362	$26,641	$36,003

Impairment of Long-Lived Assets:  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2007, 2006 and 2005.

Deferred Compensation:  Deferred compensation includes amounts due under an arrangement under which participating members of management may elect to defer receiving payment for a portion of their compensation until periods after their respective retirements. Interest on such accrued compensation accrues at market rates, 5.75% at September 30, 2007, until such time as it is paid in full.

Comprehensive Income:  Comprehensive income and its components are presented in the statement of changes in shareholders’ equity. Accumulated comprehensive income (loss) consisted of the following:

September 30,	2007	2006
	(in thousands)
Adjustment to pension liability	$4,947	$(8,633)
Foreign currency translation	26,237	17,048
	$31,184	$8,415

The adjustment to the pension liability is shown net of a tax provision of $2.7 million and a tax benefit of $4.7 million at September 30, 2007 and 2006, respectively. Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

Gain on Sale of Assets:  During the fourth quarter of fiscal year 2007, the Company sold its corrugated box business for approximately $3.8 million, resulting in a gain before applicable income taxes of $1.1 million. During the first quarter of fiscal year 2006, the Company sold real estate that had been held for investment purposes for approximately $8 million, resulting in a gain before applicable income taxes of $7.2 million

Revenue Recognition:  Sales and profits under the Company’s long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, are recognized using the cost-to-cost percentage of completion method of accounting. Sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, profit is not recognized until progress is demonstrated or contract milestones are reached.

Sales under cost-reimbursement type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings based on the ratio of costs incurred to the estimated total costs at completion. Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed.

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

Income taxes:  The provision for income taxes includes federal, state, local, and foreign taxes. Tax credits, primarily for research and development and export programs are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes. Deferred income taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when the temporary differences are settled or realized. Valuation allowances are established for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. Annually the Company evaluates the capital requirements of its foreign subsidiaries and determines the amount of excess capital, if any, that is available for distribution. The Company provides for U.S. taxes on the amount determined to be excess capital available for distribution. The Company has not recognized United States tax expense on $44.5 million of undistributed earnings of its foreign subsidiaries at September 30, 2007, since it intends to reinvest the earnings outside the United States for the foreseeable future.

Earnings Per Share:  Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Derivative Financial Instruments:   The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales and purchase commitments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment and to hedge net advances to foreign subsidiaries. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors, and the value of foreign currency denominated receipts from customers. At September 30, 2007, the Company had foreign exchange contracts with a notional value of $96.4 million outstanding.

The Company accounts for derivatives pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2007, 2006 and 2005.

Accounting Standards:  In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is effective for fiscal years beginning after December 31, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will implement the new standard in the first quarter of fiscal 2008; however, management is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial position.

In September 2006, the FASB published SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of those plans in the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide additional disclosures. On September 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at September 30, 2007 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s financial condition at September 30, 2006. SFAS 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of September 30 for its pension plans. See Note 8 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

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

NOTE 2—INVESTMENTS IN JOINT VENTURES

The Company is party to a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority Ltd. (Rafael), an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. The agreement could require the Company to invest cash up to $15 million and requires Rafael to provide certain of its intellectual property to the joint venture in a royalty-free arrangement. As of September 30, 2007 the Company had invested $4 million in the joint venture. In 2007 the agreement was amended to allow the joint venture to borrow up to $1.7 million each from Rafael and Cubic. As of September 30, 2007 outstanding borrowings under this arrangement amounted to $1.7 million from each party. The joint venture generated sales of $6.4 million, $1.0 million and zero, and incurred operating losses of $1.4 million, $1.9 million and $1.3 million in 2007, 2006 and 2005, respectively.

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

TfL elected to finance the project through private financing rather than incurring public debt. Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. During the first four years of the project, through August 2002, the banks provided financing to TranSys totaling 200 million British Pounds (approximately $409 million). Debt servicing began in 2003 and will continue until the debt is fully paid in 2013. This debt is guaranteed by TfL and is nonrecourse to the joint venture partners.

The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture, including TfL, the banks and the joint venture partners. The joint venture partners have also provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for this unconsolidated joint venture is as follows:

September 30,	2007	2006
	(in millions)
Balance Sheets:
Cash	$66.1	$55.6
Other current assets	121.4	73.0
Noncurrent unbilled contract accounts receivable	222.5	229.4
Total Assets	$410.0	$358.0

Current liabilities	$66.4	$49.8
Long-term debt	343.6	308.2
Equity	—	—
Total Liabilities and Equity	$410.0	$358.0

Years ended September 30,	2007	2006	2005
	(in millions)
Statement of Operations:
Sales	$210.8	$118.6	$132.0
Operating profit	$—	$—	$—
Net income	$—	$—	$—

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2007	2006
	(in thousands)
U.S. Government Contracts:
Amounts billed	$55,362	$36,146
Recoverable costs and accrued profits on progress completed—not billed	61,620	62,986
	116,982	99,132
Commercial Customers:
Amounts billed	45,692	35,069
Recoverable costs and accrued profits on progress completed—not billed	151,768	187,846
	197,460	222,915
	314,442	322,047
Less unbilled amounts not currently due—commercial customers	(16,650)	(2,200)
	$297,792	$319,847

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2008.

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2007	2006
	(in thousands)

Finished products	$240	$563
Work in process and inventoried costs under long-term contracts	25,005	16,194
Materials and purchased parts	2,097	3,452
	$27,342	$20,209

At September 30, 2007 and 2006, work in process and inventoried costs under long-term contracts included approximately $8.4 million and $7.7 million, respectively, in costs incurred outside the scope of work on several contracts in the defense segment. Management believes it is probable these costs, plus a profit margin, will be recovered under contract change orders within the next year.

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2007	2006
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$28,000	$32,000

Unsecured note payable to an insurance company, with annual principal payments of $1,429,000 due in November. Interest at 6.11% is payable semiannually in November and May.	2,857	4,286

Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	7,980	7,951

	38,837	44,237
Less current portion	(6,138)	(6,078)

	$32,699	$38,159

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys joint venture. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2007, the most restrictive covenant under these agreements leaves consolidated retained earnings of $173 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations.

The Company maintains a short-term borrowing arrangement totaling 10 million British pounds (equivalent to approximately $20.5 million) with a U.K. financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent. At September 30, 2007, no amounts were outstanding under this borrowing arrangement.

The Company maintains a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of its subsidiary in that country. At September 30, 2007, no amounts were outstanding under this borrowing arrangement.

The Company has a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in March 2010. Commitment fees associated with this financing arrangement are 0.15% of the unutilized balance per annum. As of September 30, 2007 the Company had no short-term debt outstanding under this line of credit and $11.1 million in outstanding letters of credit.

Maturities of long-term debt for each of the five years in the period ending September 30, 2012, are as follows: 2008 – $6.1 million;  2009 – $6.1 million; 2010 – $4.7 million; 2011 – $4.7 million; 2012 – $4.7 million.

Interest paid amounted to $3.6 million, $4.7 million, and $5.5 million in 2007, 2006 and 2005, respectively.

As of September 30, 2007 the Company had letters of credit and bank guarantees outstanding totaling $57.5 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $7 million as of September 30, 2007, which primarily guarantee the Company’s payment of certain self-insured liabilities. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $3.3 million and $3.0 million as of September 30, 2007 and 2006, respectively.

NOTE 6—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2015. These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $6.7 million, $6.9 million, and $6.8 million in 2007, 2006 and 2005, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2007 (in thousands):

2008	$5,302
2009	4,028
2010	2,555
2011	2,227
2012	1,767
Thereafter	940
$16,819

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2007	2006	2005
	(in thousands)
Current:
Federal	$9,695	$4,623	$725
State	2,793	1,526	1,224
Foreign	10,429	5,533	6,471
Total current	22,917	11,682	8,420

Deferred (credit):
Federal	670	(594)	(5,534)
State	352	325	(1,274)
Foreign	(277)	783	(1,159)
Total deferred	745	514	(7,967)
Total income tax expense	$23,662	$12,196	$453

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2007	2006
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$7,608	$6,523
Additional minimum pension liability	—	4,650
Allowance for doubtful accounts	1,896	2,265
Long-term contracts and inventory valuation reductions	8,401	9,142
Allowances for loss contingencies	4,257	4,371
Deferred compensation	3,205	3,123
Book over tax depreciation	2,155	1,594
Other	—	534
Deferred tax assets	27,522	32,202

Deferred tax liabilities:
Adjustment to pension liability	2,665	—
Amortization of goodwill and intangibles	2,972	2,652
Prepaid expenses	1,925	1,740
State taxes	975	1,276
Other	298	132
Deferred tax liabilities	8,835	5,800
Net deferred tax asset	$18,687	$26,402

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2007	2006	2005
	(in thousands)

Tax at federal statutory rate	$22,837	$12,715	$4,228
State income taxes (benefit), net of federal tax effect	2,044	1,203	(32)
Income exclusion on export sales	(192)	(727)	(437)
Nondeductible expenses	157	292	291
Reversal of reserve accrued for tax contingencies	(911)	(1,060)	(2,788)
Tax effect from foreign earnings repatriation	2,626	1,660	—
Tax effect from foreign subsidiaries	(1,368)	(866)	(647)
Tax credits and other	(1,531)	(1,021)	(162)
	$23,662	$12,196	$453

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business. As of September 30, 2007, the Company’s open tax years in significant jurisdictions include 2004-2007 in both the U.S. and the U.K. The Company believes it has adequately provided for uncertain tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition. As of September 30, 2007 and 2006 the Company had income tax reserves of $5.4 million and $5.6 million, respectively, included in Income Taxes Payable.

As indicated in the table above, in 2007, 2006 and 2005 the Company was able to reverse $0.9 million, $1.1 million and $2.8 million, respectively, of tax reserves established in previous years due to the resolution of uncertain tax issues.

The Company made income tax payments, net of refunds, totaling $26.2 million, $11.6 million and $6.9 million in 2007, 2006 and 2005, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2007	2006	2005
	(in thousands)

United States	$33,412	$17,346	$(1,151)
Foreign	31,836	18,983	13,232
Total	$65,248	$36,329	$12,081

Management evaluates the Company’s capital requirements in its foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the business. U.S. taxes are provided on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. In 2007, it was determined that 7 million British Pounds ($14.4 million) in the U.K. business was excess capital and a dividend of that amount was paid to Cubic Corp. by the U.K. subsidiary in 2007. U.S. taxes provided on this excess capital amounted to $2.6 million in 2007. The remainder of the capital in the Company’s European operations is considered indefinitely reinvested; therefore, no additional amount for taxes due upon repatriation has been provided.

Undistributed earnings of all the Company’s foreign subsidiaries amounted to approximately $44.5 million at September 30, 2007. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the total amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over five years. More than half of the Company contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $13.6 million, $11.6 million and $11.5 million in 2007, 2006 and 2005, respectively. Beginning in January 2007, the Company replaced the defined benefit pension plan accruals for U.S. employees covered by that plan with a company match of employees’ contributions up to 3% of their qualified pay, under the existing defined contribution 401(k) plan.

Approximately one-half of the Company’s non-union employees in the U.S. are covered by a noncontributory defined benefit pension plan. The Company amended the plan to freeze plan benefits as of December 31, 2006 (“curtailment”). The effect of the curtailment is that no new benefits will be accrued after that date. The financial impact of this curtailment is reflected in the following disclosures. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. We use September 30 as the measurement date for these plans.

On September 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, which require it to recognize assets for any pension plans that are overfunded and liabilities for any underfunded plans as of September 30, 2007, with a corresponding noncash adjustment to accumulated other comprehensive income, net of tax, in shareholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. The adjustment to shareholders’ equity represents the net unrecognized actuarial losses which were previously netted against the plan’s funded status on the consolidated balance sheet in accordance with SFAS 87. The adjustment also includes the elimination of the minimum pension liability and intangible asset that had been recorded prior to its adoption.

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as net periodic pension cost, consistent with the Company’s historical accounting policy for amortizing those amounts. Actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods will be recognized as increases or decreases in other comprehensive income, net of tax, in the period they arise. Actuarial gains and losses recognized in other comprehensive income are adjusted as they are subsequently recognized as a component of net periodic pension cost.

The incremental impact of adopting the provisions of SFAS 158 on the consolidated balance sheet at September 30, 2007 is presented in the following table. The adoption of SFAS 158 had no effect on the statements of income or cash flows for the three years in the period ended September 30, 2007, and will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at September 30, 2007, it would have recognized an additional minimum pension liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Before adoption of SFAS 158.”

	Before adoption of	Adjustments	After adoption of
	SFAS 158	September 30, 2007	SFAS 158
	(in thousands)

Accrued pension liability	$10,246	$(8,716)	$1,530
Deferred income taxes	21,738	(3,051)	18,687
Accumulated other comprehensive income	25,519	5,665	31,184

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans:

September 30,	2007	2006
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$168,500	$158,008
Service cost	5,056	8,041
Interest cost	9,580	8,930
Actuarial gain	(21,405)	(506)
Curtailment	—	(7,416)
Participant contributions	1,185	1,081
Gross benefits paid	(4,585)	(3,285)
Foreign currency exchange rate changes	5,744	3,647
Net benefit obligation at the end of the year	164,075	168,500

Change in plan assets:
Fair value of plan assets at the beginning of the year	136,345	116,906
Actual return on plan assets	19,209	13,125
Employer contributions	6,372	6,506
Participant contributions	1,185	1,081
Gross benefits paid	(4,584)	(3,285)
Administrative expenses	(693)	(566)
Foreign currency exchange rate changes	4,711	2,578
Fair value of plan assets at the end of the year	162,545	136,345

Unfunded status of the plans	(1,530)	(32,155)
Unrecognized net actuarial (gain) loss	(7,612)	21,308
Unrecognized prior service cost	—	7
Net amount recognized	$(9,142)	$(10,840)

September 30,	2007	2006
	(in thousands)
Amounts recognized in the Consolidated Balance Sheets:
Accrued pension liability	$(1,530)	$(24,130)
Intangible asset	—	7
Accumulated other comprehensive loss related to minimum pension liability - pretax	—	13,283
Accumulated other comprehensive income related to unrecognized net actuarial gains - pretax	(7,612)	—
Net amount recognized	$(9,142)	$(10,840)

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$7,612	$(13,283)
Deferred tax asset (liability)	(2,665)	4,650
Accumulated other comprehensive income (loss)	$4,947	$(8,633)

At September 30, 2007, prior to adoption of SFAS 158, the consolidated balance sheet included a pretax additional minimum pension liability of $1.1 million related to one of our pension plans. At September 30, 2006, the comparable amount was $13.3 million. These liabilities were calculated on a plan-by-plan basis, and were required if the accumulated benefit obligation (ABO) of the plan exceeded the fair value of the plan assets and the plan’s accrued pension liabilities. This previously recorded minimum pension liability was eliminated upon adoption of SFAS 158. The ABO for all defined benefit pension plans was approximately $152.6 million at September 30, 2007.

For the defined benefit pension plan in which the ABO was in excess of the fair value of plan assets, the PBO, ABO and fair value of plan assets were as follows:

September 30,	2007	2006
	(in thousands)

Projected benefit obligation	$102,162	$102,595
Accumulated benefit obligation	102,162	102,454
Fair value of plan assets	101,816	89,164

The components of net periodic pension cost were as follows:

Years ended September 30,	2007	2006	2005
	(in thousands)

Service cost	$5,056	$8,041	$7,347
Interest cost	9,581	8,930	7,902
Expected return on plan assets	(11,323)	(9,687)	(8,216)
Amortization of:
Prior service cost	7	27	26
Actuarial loss	458	2,393	1,565
Curtailment charge	—	131	—
Administrative expenses	114	127	99
Net pension cost	$3,893	$9,962	$8,723

Years ended September 30,	2007	2006	2005

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	6.2%	5.6%	5.5%
Rate of compensation increase	4.4%	4.5%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	5.6%	5.4%	6.0%
Expected return on plan assets	8.1%	8.2%	8.2%
Rate of compensation increase	4.5%	4.5%	4.1%

The Company’s pension plans weighted average asset allocations by asset category as of September 30 were as follows:

	2007	2006
Equity securities	74%	73%
Debt securities	21%	22%
Real estate	4%	4%
Other	1%	1%
Total	100%	100%

The Company has the responsibility to formulate the investment policies and strategies for the plans’ assets. The overall policies and strategies include: maintain the highest possible return commensurate with the level of assumed risk, preserve benefit security for the plans’ participants, and minimize the necessity of Company contributions by maintaining a ratio of plan assets to liabilities in excess of 1.0.

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2007:

Allocation
Asset Category	Range
Equity securities	50% to 85%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 15%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2007 and 2006.

The Company expects to contribute approximately $3.5 million to its pension plans in 2008.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$4,699
2009	5,162
2010	5,613
2011	6,024
2012	6,439
2013-2017	38,724

NOTE 9—LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million. In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The Court of Appeal then ruled that the lien was valid under the Terrorism Risk Insurance Act. We believe that Iran will seek further review from the Supreme Court; therefore, while the dispute between Iran and Cubic is on hold in the 9th Circuit the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2007. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with, to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction. The claim is now in arbitration. Based on information currently available, management believes there is no merit to the claim and that it will prevail in this matter. Therefore, no liability has been recorded as of September 30, 2007.

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

Business segment financial data is as follows:

Years ended September 30,	2007	2006	2005
	(in millions)
Sales:
Transportation systems	$236.6	$243.9	$245.8
Defense	641.1	562.8	543.4
Other	12.2	14.7	15.2
Total sales	$889.9	$821.4	$804.4

Operating income:
Transportation systems	$20.1	$2.8	$(13.8)
Defense	44.2	31.4	30.1
Unallocated corporate expenses and other	(2.2)	(3.3)	(3.2)
Total operating income	$62.1	$30.9	$13.1

Assets:
Transportation systems	$170.6	$207.8	$202.6
Defense	293.1	255.1	249.7
Corporate and other	128.9	85.2	95.0
Total assets	$592.6	$548.1	$547.3

Depreciation and amortization:
Transportation systems	$2.2	$2.6	$3.2
Defense	6.1	5.3	4.9
Corporate and other	0.5	0.6	0.5
Total depreciation and amortization	$8.8	$8.5	$8.6

Expenditures for long-lived assets:
Transportation systems	$1.8	$0.9	$3.2
Defense	4.3	8.5	4.5
Corporate and other	—	0.4	0.6
Total expenditures for long-lived assets	$6.1	$9.8	$8.3

Years ended September 30,	2007	2006	2005
	(in millions)
Geographic Information:
Sales (a):
United States	$606.6	$566.8	$531.5
United Kingdom	153.1	120.2	119.9
Canada	26.5	28.6	44.4
Far East	43.4	26.1	23.6
Other	60.3	79.7	85.0
Total sales	$889.9	$821.4	$804.4

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$48.0	$48.3	$45.2
United Kingdom	14.1	12.5	12.9
Other foreign countries	2.0	1.8	2.7
Total long-lived assets, net	$64.1	$62.6	$60.8

Defense segment sales include $484.4 million, $427.2 million and $426.9 million in 2007, 2006 and 2005, respectively, of sales to U.S. Government agencies. No other single customer accounts for 10% or more of the Company’s revenue.

NOTE 11—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2007 and 2006:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2007
Net sales	$202,935	$230,041	$233,749	$223,145
Operating income	11,691	17,799	16,560	16,048
Net income	8,325	11,211	11,177	10,873
Net income per share	0.31	0.42	0.42	0.41

Fiscal 2006
Net sales	$195,041	$206,639	$214,954	$204,752
Operating income	8,566	1,525	10,319	10,485
Net income	10,509	729	5,976	6,919
Net income per share	0.39	0.03	0.22	0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 8 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans, an amendment to SFAS No. 87, 88, 106, and 132(R) during the year ended September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cubic Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, CA

November 30, 2007

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2007, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2007 and 2006, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of Cubic Corporation and our report dated November 30, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

November 30, 2007

Changes in Internal Controls Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

(1)           The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Balance Sheets

September 30, 2007 and 2006

Consolidated Statements of Income

Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity

Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows

Years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

September 30, 2007

(2)           The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)           Exhibits:

List of Subsidiaries

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 1-8931, Exhibit 3.1.

3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.

10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1

10.2	Amended Transition Protection Plan attached hereto as Exhibit 10.2

10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.

10.4	Deferred Compensation Plan Summary. Incorporated by reference from Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.

10.6	Retention Bonus Agreement dated October 4, 2006. incorporated by reference from form 8-K filed October 6, 2006, file No. 1-8931, Exhibit 10.1

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Accounting Firm.

31.1	Section 302 Certifications.

32.1	Section 906 Certifications.

(c)           Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/4/07	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/4/07	/s/ Walter J. Zable	12/4/07	/s/ Robert S. Sullivan
Date	WALTER J. ZABLE,	Date	ROBERT S. SULLIVAN,
	President, Chief Executive Officer		Director
and Chairman of the Board of
	Directors	12/4/07	/s/ Robert D. Weaver
		Date	ROBERT D. WEAVER,
12/4/07	/s/ Walter C. Zable		Director
Date	WALTER C. ZABLE,
	Vice President and Vice Chairman	12/4/07	/s/ William W. Boyle
	of the Board of Directors	Date	WILLIAM W. BOYLE,
Director, Senior Vice President and
12/4/07	/s/ Raymond L. deKozan		Chief Financial Officer
Date	RAYMOND L. deKOZAN,
	Director, Senior Group Vice	12/4/07	/s/ Mark A. Harrison
	President	Date	MARK A. HARRISON,
Vice President and Corporate
12/4/07	/s/ Raymond E. Peet		Controller (Principal Accounting
Date	RAYMOND E. PEET,		Officer)
Director