Form 10-Q
period 2007-12-31
CUBIC CORP /DE/
filed 2008-02-07
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2007

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

Yes ☐    No ☒

As of January 23, 2008, registrant had only one class of common stock of which there were 26,724,163 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
	(amounts in thousands, except per share data)
Net sales:
Products	$112,347	$120,959
Services	90,375	81,976
	202,722	202,935

Costs and expenses:
Products	84,190	99,089
Services	74,891	68,164
Selling, general and administrative	24,779	23,210
Research and development	1,774	781
	185,634	191,244

Operating income	17,088	11,691

Other income (expense):
Interest and dividends	1,521	434
Interest expense	(732)	(744)
Other income (expense)	(306)	482
Minority interest in loss of subsidiary	5	262

Income before income taxes	17,576	12,125

Income taxes	6,900	3,800

Net income	$10,676	$8,325

Basic and diluted net income per common share	$0.40	$0.31
Average number of common shares outstanding	26,722	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	September 30, 2007
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$119,082	$73,563
Short-term investments	—	27,200
Accounts receivable - net	267,776	305,672
Inventories	32,456	27,342
Deferred income taxes and other current assets	36,428	39,597
Total current assets	455,742	473,374

Long-term contract receivables	32,100	16,650
Property, plant and equipment - net	56,908	57,251
Goodwill	35,853	36,003
Other assets	14,800	9,287
	$595,403	$592,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,166	$27,992
Customer advances	74,508	58,412
Other current liabilities	57,863	69,970
Income taxes payable	727	4,905
Current portion of long-term debt	6,121	6,138
Total current liabilities	158,385	167,417

Long-term debt	26,911	32,699
Other long-term liabilities	20,117	9,678

Shareholders’ equity:
Common stock	12,400	12,357
Retained earnings	383,499	375,299
Accumulated other comprehensive income	30,160	31,184
Treasury stock at cost	(36,069)	(36,069)
	389,990	382,771
	$595,403	$592,565

Note: The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2007	2006
Operating Activities:
Net income	$10,676	$8,325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,106	2,341
Changes in operating assets and liabilities	14,038	(15,322)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,820	(4,656)

Investing Activities:
Net additions to property, plant and equipment	(1,828)	(1,856)
Proceeds from sales of marketable securities	66,300	76,302
Purchases of marketable securities	(39,100)	(67,428)
NET CASH PROVIDED BY INVESTING ACTIVITIES	25,372	7,018

Financing Activities:
Change in short-term borrowings, net	—	(10,000)
Principal payments on long-term borrowings	(5,605)	(5,596)
Other	43	—
NET CASH USED IN FINANCING ACTIVITIES	(5,562)	(15,596)

Effect of exchange rates on cash	(1,111)	617

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,519	(12,617)

Cash and cash equivalents at the beginning of the period	73,563	42,380

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$119,082	$29,763

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2007	2007
	(unaudited)
Trade and other receivables	$8,753	$13,024
Long-term contracts:
Billed	68,677	101,054
Unbilled	227,601	213,388
Allowance for doubtful accounts	(5,155)	(5,144)
Total accounts receivable	299,876	322,322
Less estimated amounts not currently due	(32,100)	(16,650)
Current accounts receivable	$267,776	$305,672

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2007 under transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2007 represented non-current amounts due from the same contracts.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	December 31, 2007	September 30, 2007
	(unaudited)
Finished products	$223	$240
Work in process and inventoried costs under long-term contracts	29,521	25,005
Raw material and purchased parts	2,712	2,097
Total inventories	$32,456	$27,342

At December 31, 2007, work in process and inventoried costs under long-term contracts includes approximately $5.3 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Such costs were $8.4 million as of September 30, 2007. Of this amount, $5.7 million has been reclassified from Work in Process and Inventoried Costs Under Long-term Contracts to Other Assets (non-current) as of December 31, 2007. The company has submitted a claim to the Armed Services Board of Contract Appeals related to these costs and a trial date is set for January 2009. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered through this contract claims process.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Net income	$10,676	$8,325
Foreign currency translation adjustments	(1,058)	4,120
Net unrealized loss from cash flow hedges	34	11
Comprehensive income	$9,652	$12,456

Note 4 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Sales:
Defense	$146.2	$143.3
Transportation systems	56.5	56.0
Corporate and other	—	3.6
Total sales	$202.7	$202.9

Operating income (loss):
Defense	$9.8	$9.5
Transportation systems	7.3	2.3
Corporate and other	—	(0.1)
Total operating income	$17.1	$11.7

Note 5 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of December 31, 2007, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $11.2 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Service cost	$888	$2,254
Interest cost	2,518	2,406
Expected return on plan assets	(3,261)	(2,844)
Amortization of:
Prior service cost	—	3
Actuarial loss (gain)	(53)	118
Administrative expenses	30	25
Net pension cost	$122	$1,962

Note 7 — New Accounting Pronouncements

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance in de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $2.5 million to retained earnings and an increase of $2.5 million to net deferred income tax assets as of October 1, 2007.

The liability for unrecognized tax benefits, exclusive of interest, was $10 million at October 1, 2007, of which $3.9 million, if recognized, would affect the effective tax rate. We recorded no change to the unrecognized tax benefits as of December 31, 2007. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

The Company continues to report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. As of October 1, 2007 and December 31, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was $0.8 million and $0.9 million, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the 2004 - 2007 tax years. The Company is also subject to examination in the U.K. for the 2003 - 2007 tax years. In addition, the Company is subject to examination in various state and foreign jurisdictions for the 2004 - 2007 tax years, none of which were individually material. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Approximately $1.4 million of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months. Of this amount, approximately $1.0 million, if recognized, would affect the effective tax rate.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

Note 7 — New Accounting Pronouncements - Continued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is effective for fiscal years beginning after December 15, 2008. This revised statement is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. The Company is currently evaluating the potential impact of SFAS 141(R) on its consolidated results of operations and financial position.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is currently evaluating the potential impact of SFAS 160 on its consolidated results of operations and financial position.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2007

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Our defense segment is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement and virtual simulation systems; and precision gunnery solutions. Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

Our transportation systems segment develops and delivers innovative fare collection systems for public transit authorities worldwide. We provide hardware, software and multi-agency, multimodal transportation integration technologies and services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Consolidated Overview

Sales for the quarter ended December 31, 2007 were flat compared to the first fiscal quarter last year at $202.7 million compared to $202.9 million. Defense sales increased about 2% compared to last year, while transportation systems sales increased less than 1%. Last year’s first quarter included sales of $3.7 million from the corrugated box business we sold in the fourth quarter of 2007. The elimination of sales from that business offset the increases in sales from our defense and transportation systems segments.

Operating income increased to $17.1 million in the quarter compared to $11.7 million in the first quarter last year, an increase of 46%. Defense operating income increased about 3%, commensurate with the increase in sales. Transportation systems operating income increased significantly over the relatively low level last year. See the segment discussions following for further analysis of segment sales and operating income.

Net income for the first quarter of fiscal 2008 increased to $10.7 million, or 40 cents per share, compared to $8.3 million, or 31 cents per share, last year as a result of the increase in operating income. Net income was impacted by higher income tax expense. See following discussion on effective tax rate.

Selling, general and administrative (SG&A) expenses increased in the first quarter this year compared to last year, increasing from $23.2 million in the first quarter last year to $24.8 million this year. As a percentage of sales, SG&A expenses increased from 11.4% to 12.2%. SG&A expenses increased in both segments due primarily to increased selling expenses incurred for new contract proposals. Research and development expense also increased in the first quarter this year, primarily in the defense segment relating to advanced programs dealing with optical technologies.

Our projected effective tax rate for fiscal 2008 is 39.0%. The projected effective rate for fiscal 2008 is higher than last year’s first quarter effective rate of 35.5% due to the expiration of the U.S. Research and Experimentation credit as of December 31, 2007. The rate is also higher because we are projecting higher earnings in the U.K. and are required to provide U.S. taxes on the earnings which we do not consider to be permanently reinvested as they may be repatriated in the form of dividends. The effective rate for fiscal 2008 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Three Months Ended
	December 31,
	2007	2006
	(in millions)
Defense Segment Sales
Mission support services (MSBU)	$72.3	$67.1
Readiness systems (RSBU)	62.9	59.0
Communications and electronics (CEBU)	8.8	14.8
Tactical systems and other	2.2	2.4
	$146.2	$143.3

Defense Segment Operating Income
Mission support services (MSBU)	$5.5	$5.0
Readiness systems (RSBU)	5.5	4.0
Communications and electronics (CEBU)	(0.8)	1.0
Tactical systems and other	(0.4)	(0.5)
	$9.8	$9.5

Defense segment sales increased 2%, from $143.3 million in the first quarter of fiscal 2007 to $146.2 million in the first quarter this year. The growth came from both the MSBU and the RSBU, while CEBU sales decreased compared to last year. Operating income in the defense segment improved in the first quarter to $9.8 million compared to $9.5 million in the first quarter of fiscal 2007, a 3% increase. RSBU and MSBU operating income improved over last year, while CEBU incurred a loss for the first quarter this year compared to a profit last year.

Mission Support Services (MSBU)

MSBU sales increased 8% to $72.3 million in the first quarter this year, compared to $67.1 million last year. Higher sales from training and exercise support activities for the U.S. Army and Marine Corps, the win of a contract to support the US Army’s Quartermaster Center and School as well as increased support to the Defense Threat Reduction Agency contributed to the increase in sales.

Mission support services operating income increased 10% from $5.0 million in the first quarter last year to $5.5 million this year due primarily to the increase in sales described above and higher operating income from one of the Marine Corps programs mentioned above.

Readiness Systems (RSBU)

RSBU sales increased from $59.0 million in the first quarter last year to $62.9 million this year, a 7% increase. The increase is due primarily to work that began during the quarter on a new contract to develop an on-board air combat training system for the Joint Strike Fighter. Sales of the transportable, deployable ground combat training system, known as I-HITS and small arms training systems also increased over the first quarter of last year. Partially offsetting these increases was a decrease in ground combat system sales to customers in the Far East and Canada.

Training systems operating income improved from $4.0 million in the first quarter last year to $5.5 million this year, a 38% increase. Higher air combat training, I-HITS and small arms training sales helped to improve operating income. Operating income from the MILES product line was down for the quarter due to cost growth of $1 million on a contract for the development of the next generation of MILES equipment. In addition, the business unit incurred additional costs during the quarter of approximately $0.3 million at its San Diego facility due to a two day shutdown during the San Diego fires in October 2007.

Communications and Electronics (CEBU)

Sales from CEBU were $8.8 million in the first quarter of 2008, down from $14.8 million in the same quarter last year, a 41% decrease. Sales decreased from contracts for the supply of data links for unmanned aerial vehicles in the U.S. and U. K. and a data link contract for the Navy was nearly completed, yielding lower sales as well. Sales of power amplifiers and other communications products also decreased, while sales of personnel locator systems increased compared to last year.

CEBU incurred an operating loss of $0.8 million for the first quarter this year compared to operating income of $1.0 million last year. Cost growth on a data link contract for unmanned aerial vehicles in the U.K., due primarily to schedule slip by a major subcontractor, impacted profitability by $1.2 million during the quarter when compared to last year. The company may be able to recover some or all of its increased costs caused by the subcontractor; however, the amount of any potential cost recovery cannot be determined at this time and therefore these costs have been expensed. Lower sales of other data link products and power amplifiers also resulted in lower operating income. This was partially offset by increased operating income from sales of personnel locator systems. CEBU was also impacted by the shutdown associated with the San Diego fires and incurred related costs of approximately $0.1 million.

Transportation Systems Segment

	Three Months Ended
	December 31,
	2007	2006
	(in millions)

Transportation Segment Sales	$56.5	$56.0

Transportation Segment Operating Income	$7.3	$2.3

Transportation segment sales increased slightly from $56.0 million in the first quarter last year to $56.5 million in the first quarter of this fiscal year. Sales from system installation contracts in North America and Australia were lower, although this decrease was partially offset by higher sales of spare parts to U.S. customers. Sales increased due to added work on the Prestige contract in London, and due to a higher average exchange rate between the British Pound and the U.S. Dollar in the current quarter compared to last year’s first quarter, which added approximately $2 million.

Operating income from transportation systems in the first quarter improved to $7.3 million compared to $2.3 million last year. Last year’s first quarter results included a loss provision of $3.9 million on a contract in Sweden. In addition, operating income from the Prestige contract in London improved during the first quarter this year compared to last year, due to higher sales volume and an improved profit margin on the contract. The first quarter last year included a contract settlement that added a net of $1.3 million to operating income for the quarter, while this year’s first quarter did not included such a settlement.

Backlog

As reflected in the table below, total backlog decreased approximately $67 million at December 31, 2007 compared to September 30, 2007. Transportation systems backlog decreased $8 million, while defense backlog decreased $59 million during the quarter. Funded backlog decreased $10 million during the quarter, with transportation systems decreasing $8 million and defense funded backlog decreasing by $2 million.

	December 31,	September 30,
	2007	2007
	(in millions)
Total backlog
Transportation systems	$779.0	$787.3
Defense:
Mission support services	712.9	776.6
Readiness systems	390.4	383.4
Communications and electronics	55.1	56.4
Tactical systems and other	29.6	30.6
Total defense	1,188.0	1,247.0
Total	$1,967.0	$2,034.3

	December 31,	September 30,
	2007	2007
	(in millions)
Funded backlog
Transportation systems	$779.0	$787.3
Defense:
Mission support services	124.7	131.2
Readiness systems	390.4	383.4
Communications and electronics	55.1	56.4
Tactical systems and other	29.6	30.6
Total defense	599.8	601.6
Total	$1,378.8	$1,388.9

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

Liquidity and Capital Resources

Operating activities provided cash of $26.8 million for the first three months of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable and prepaid expenses contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the majority coming from the defense systems segment.

Investing activities for the three-month period included capital expenditures of $1.8 million and net positive cash flows from the liquidation of short-term investments of $27.2 million. In light of the turmoil in the credit market, we made a portfolio shift to shorter duration investments.

Financing activities for the first three months included scheduled payments on our long-term debt of $5.6 million.

Our financial condition remains strong with working capital of $297.4 million and a current ratio of 2.9 to 1 at December 31, 2007. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical. Refer to Note 7 for discussion of the Company’s implementation of FIN 48, which has affected the method for calculating income tax liabilities.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2007, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Deferred Compensation Plan Summary. Incorporated by reference to Form 8-K filed April 6, 2005, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 5, 2008	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	February 5, 2008	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Controller