Form 10-Q
period 2008-03-31
CUBIC CORP /DE/
filed 2008-05-07
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).       Yes ☐    No ☒

As of April  16, 2008, registrant had only one class of common stock of which there were 26,724,541 shares outstanding (after deducting 8,945,066 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales:
Products	$230,096	$253,443	$117,749	$132,484
Services	182,906	179,533	92,531	97,557
	413,002	432,976	210,280	230,041

Costs and expenses:
Products	175,597	206,805	91,407	107,716
Services	153,773	148,413	78,882	80,249
Selling, general and administrative	48,875	46,917	24,096	23,707
Research and development	3,783	1,351	2,009	570
	382,028	403,486	196,394	212,242

Operating income	30,974	29,490	13,886	17,799

Other income (expense):
Interest and dividends	2,793	898	1,272	464
Interest expense	(1,391)	(1,476)	(659)	(732)
Other income (expense)	328	530	634	48
Minority interest in loss of subsidiary	118	394	113	132

Income before income taxes	32,822	29,836	15,246	17,711

Income taxes	12,500	10,300	5,600	6,500

Net income	$20,322	$19,536	$9,646	$11,211

Basic and diluted net income per common share	$0.76	$0.73	$0.36	$0.42

Dividends per common share	$0.09	$0.09	$0.09	$0.09

Average number of common shares outstanding	26,723	26,720	26,724	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2008	2007
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$115,257	$73,563
Short-term investments	—	27,200
Accounts receivable - net	278,154	305,672
Inventories	34,940	27,342
Recoverable income taxes	2,395	—
Deferred income taxes and other current assets	36,168	39,597
Total current assets	466,914	473,374

Long-term contract receivables	35,600	16,650
Property, plant and equipment - net	55,386	57,251
Goodwill	35,965	36,003
Other assets	16,328	9,287
	$610,193	$592,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,684	$27,992
Customer advances	71,103	58,412
Other current liabilities	66,908	69,970
Income taxes payable	—	4,905
Current portion of long-term debt	6,121	6,138
Total current liabilities	165,816	167,417

Long-term debt	26,740	32,699
Other long-term liabilities	19,068	9,678

Shareholders’ equity:
Common stock	12,485	12,357
Retained earnings	390,740	375,299
Accumulated other comprehensive income	31,413	31,184
Treasury stock at cost	(36,069)	(36,069)
	398,569	382,771
	$610,193	$592,565

Note: The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Operating Activities:
Net income	$20,322	$19,536	$9,646	$11,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,104	4,520	1,998	2,179
Changes in operating assets and liabilities	628	13,609	(13,410)	28,931
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,054	37,665	(1,766)	42,321

Investing Activities:
Net additions to property, plant and equipment	(4,864)	(3,326)	(3,036)	(1,470)
Proceeds from sales of marketable securities	66,300	92,153	—	15,852
Purchases of marketable securities	(39,100)	(91,705)	—	(24,278)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,336	(2,878)	(3,036)	(9,896)

Financing Activities:
Change in short-term borrowings, net	—	(10,000)	—	—
Principal payments on long-term borrowings	(5,777)	(5,764)	(172)	(168)
Other	128	—	85	—
NET CASH USED IN FINANCING ACTIVITIES	(5,649)	(15,764)	(87)	(168)

Effect of exchange rates on cash	(47)	965	1,064	348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,694	19,988	(3,825)	32,605

Cash and cash equivalents at the beginning of the period	73,563	42,380	119,082	29,763

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$115,257	$62,368	$115,257	$62,368

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2008	2007
	(unaudited)
Trade and other receivables	$18,368	$13,024
Long-term contracts:
Billed	85,793	101,054
Unbilled	214,459	213,388
Allowance for doubtful accounts	(4,866)	(5,144)
Total accounts receivable	313,754	322,322
Less estimated amounts not currently due	(35,600)	(16,650)
Current accounts receivable	$278,154	$305,672

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2008 under transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2007 represented non-current amounts due from the same contracts.

Note 2 – Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2008	2007
	(unaudited)
Finished products	$344	$240
Work in process and inventoried
costs under long-term contracts	32,083	25,005
Raw material and purchased parts	2,513	2,097
Total inventories	$34,940	$27,342

At March 31, 2008, work in process and inventoried costs under long-term contracts includes approximately $2.9 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment. Such costs were $8.4 million as of September 30, 2007. The company has also reclassified $5.2 million from Work in Process and Inventoried Costs Under Long-term Contracts to Other Assets (non-current) as of March 31, 2008. The company has submitted a claim to the Armed Services Board of Contract Appeals related to these costs and a trial date is set for January 2009. Refer to legal proceedings note for additional information. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts.

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$20,322	$19,536	$9,646	$11,211
Foreign currency translation adjustments	358	4,607	1,416	487
Net unrealized loss from cash flow hedges	(129)	(7)	(163)	(18)
Comprehensive income	$20,551	$24,136	$10,899	$11,680

Note 4 – Dividend

On February 26, 2008, the Board of Directors declared a 9 cents per common share dividend payable on April 24, 2008, to shareholders of record at the close of business on March 31, 2008. The $2.4 million dividend payable is included in other current liabilities as of March 31, 2008.

Note 5 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales:
Defense	$284.4	$308.1	$138.2	$164.8
Transportation systems	128.6	118.0	72.1	62.0
Corporate and other	—	6.9	—	3.2
Total sales	$413.0	$433.0	$210.3	$230.0

Operating income (loss):
Defense	$12.6	$21.4	$2.8	$11.9
Transportation systems	19.2	9.2	11.9	6.9
Corporate and other	(0.8)	(1.1)	(0.8)	(1.0)
Total operating income	$31.0	$29.5	$13.9	$17.8

Note 6 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of March 31, 2008, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $18.2 million.

Note 7 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$1,763	$3,368	$875	$1,114
Interest cost	5,023	4,812	2,505	2,406
Expected return on plan assets	(6,505)	(5,688)	(3,244)	(2,844)
Amortization of:			—	—
Prior service cost	—	6	—	3
Actuarial loss (gain)	(105)	236	(52)	118
Administrative expenses	60	50	30	25
Net pension cost	$236	$2,784	$114	$822

Note 8 – New Accounting Pronouncements

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance in de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation were to increase non-current tax liabilities by $5.0 million, decrease retained earnings by $2.5 million and increase net deferred income tax assets by $2.5 million as of October 1, 2007.

The liability for unrecognized tax benefits, exclusive of interest, was $10.0 million at October 1, 2007, of which $3.9 million, if recognized, would affect the effective tax rate. In the quarter ended March 31, 2008, we recognized a $0.4 million tax benefit relating to the completion of an audit in a foreign jurisdiction. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

The Company continues to report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. As of October 1, 2007 and March 31, 2008, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was $0.8 million and $1.0 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.

Note 8 – New Accounting Pronouncements - Continued

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after November 15, 2008. This statement asks entities to provided qualitative disclosures about the objectives and strategies for using derivatives. The Company is currently evaluating the potential impact of SFAS 161 on its consolidated results of operations and financial position.

Note 9 – Legal Proceedings

In May 2007 the Company filed a claim with the U.S. Navy for $6.2 million arising out of allegedly defective specifications, the late delivery of government-furnished equipment and the Navy’s attempt to unilaterally impose additional contract requirements in connection with a contract whose initial award value was $31.8 million.  In February 2008, the Navy asserted a counter-claim seeking a $4.1 million reduction in the contract price because it allegedly relaxed certain specifications, provided more government-furnished equipment than was required and had to revise certain equipment and manuals furnished by the Company.  These claims are now on appeal before the U.S. Armed Services Board of Contract Appeals.  Trial is scheduled to occur in January, 2009.  Management believes its claims are valid and it has justified defenses to the Navy’s counter-claim.  The exact amount of monetary recovery cannot be quantified at this time. However, since management believes it has a legally justified claim and will prevail with a monetary award, the Company inventoried the additional costs it has incurred to date totaling $5.2 million in respect of the amount it has claimed.  No liability for the Navy’s claim has been recorded because management believes there is no merit to that claim and that the Company will prevail.  Document review is at an early stage, no depositions have been taken and no reports of expert witnesses have been produced.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2008

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

Consolidated Overview

Sales for the quarter ended March 31, 2008 decreased 9% to $210.3 million compared to $230.0 million in the same quarter last year. Defense sales decreased 16% compared to last year, while transportation systems sales increased by 16%. Last year’s second quarter included sales of $3.2 million from the corrugated box business we sold in the fourth quarter of 2007. Operating income decreased to $13.9 million in the quarter compared to $17.8 million in the second quarter last year, a decrease of 22%. Defense operating income decreased while transportation systems operating income increased. See the segment discussions following for further analysis of segment sales and operating income.

Sales decreased to $413.0 million for the first six months of the fiscal year compared to $433.0 million for the first six months of 2007, a decrease of 5%. 2007 sales included $6.9 million from the corrugated box business that we sold in the fourth quarter of 2007. Defense sales decreased 8% while transportation systems sales increased 9%. Operating income for the first six months of the fiscal year increased from $29.5 million in 2007 to $31.0 million this year. Transportation systems segment operating income increased $10.0 million compared to the first half of 2007 and defense segment operating income decreased $8.8 million. See the segment discussions following for further analysis of segment sales and operating income.

Net income for the second quarter of fiscal 2008 decreased to $9.6 million, or 36 cents per share, compared to $11.2 million, or 42 cents per share last year as a result of the decrease in operating income. For the first six months of the year, net income increased to $20.3 million, or 76 cents per share, from $19.5 million, or 73 cents per share last year. Net income for the first six months of this fiscal year was negatively impacted approximately $1.3 million by a higher effective income tax rate. See following discussion on effective tax rate.

Selling, general and administrative (SG&A) expenses increased in the second quarter this year compared to last year, increasing from $23.7 million in the second quarter last year to $24.1 million this year. For the first six months of the year SG&A expenses increased by 4%, from $46.9 million in 2007 to $48.9 million this year. As a percentage of sales, SG&A expenses increased from 10.8% to 11.8%. SG&A expenses increased in both segments due primarily to increased selling expenses incurred for new contract proposals. We also increased company funded research and development expenditures by $2.4 million in the first half of this year, primarily in the defense segment relating to advanced programs dealing with optical technologies.

Our projected effective tax rate for the remainder of fiscal 2008 is 39.0%. The projected effective rate for fiscal 2008 is higher than last year’s first half effective rate of 35.1% due to the expiration of the U.S. Research and Experimentation credit as of December 31, 2007. The tax provision in the first half last year also benefitted by $0.5 million from the retroactive reinstatement of the U.S. Research and Experimentation credit in that period. In addition, the rate is higher this year because we are projecting higher earnings in the U.K. and are required to provide U.S. taxes on the earnings which we do not consider to be permanently reinvested as they may be repatriated in the form of dividends. As a result of the completion of an audit in a foreign jurisdiction during the second quarter, we were able to reduce our liability for unrecognized tax benefits by $0.4 million and recognize a tax benefit of that amount in the quarter. The effective rate for fiscal 2008 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in millions)
Defense Segment Sales
Mission support services (MSBU)	$148.0	$148.0	$75.7	$80.9
Readiness systems (RSBU)	113.4	126.0	50.5	67.0
Communications and electronics (CEBU)	17.6	29.3	8.8	14.5
Tactical systems and other	5.4	4.8	3.2	2.4
	$284.4	$308.1	$138.2	$164.8

Defense Segment Operating Income
Mission support services (MSBU)	$10.7	$13.4	$5.2	$8.4
Readiness systems (RSBU)	6.0	8.1	0.5	4.1
Communications and electronics (CEBU)	(3.1)	1.0	(2.3)	—
Tactical systems and other	(1.0)	(1.1)	(0.6)	(0.6)
	$12.6	$21.4	$2.8	$11.9

Defense segment sales in the second quarter decreased 16%, from $164.8 million last year to $138.2 million this year. Each of the three major business units experienced a decrease in sales for the quarter compared to last year. Operating income in the defense segment was also lower in the second quarter, decreasing to $2.8 million compared to $11.9 million in the second quarter of fiscal 2007 due largely to cost growth on development contracts. RSBU and MSBU operating income decreased from last year, while CEBU incurred a loss for the quarter.

For the first six months of the fiscal year defense sales decreased 8% compared to last year. MSBU sales were equal to last year while sales decreased from each the other two major divisions. Operating income for the first half was down 41% compared to last year, with each business unit experiencing a decrease from last year’s first half.

Mission Support Services (MSBU)

MSBU sales decreased 6% to $75.7 million in the second quarter this year, compared to $80.9 million last year. Education, training and exercise support activities for the U.S. Army decreased during the quarter due to a reduction in customer requirements compared to last year, resulting in lower sales. This decrease was partially offset by increased sales from Marine Corps contracts and a new contract supporting the U.S. Army’s Quartermaster Center and School. For the first six months of the fiscal year sales were equal to last year. Higher sales from the new Army contract mentioned above and from the Marine Corp support services were offset by lower sales from two key Army support contracts in Korea and at Ft. Polk, LA due to a decrease in customer requirements.

MSBU operating income decreased 38% from $8.4 million in the second quarter last year to $5.2 million in the second quarter this year. Lower sales volume and a change in the mix of contracts contributed to this decrease. Last year’s second quarter had included several mature contracts that were experiencing healthy profit margins, while certain of these have been replaced this year by new or follow-on contracts with lower profit margins, such as the new U.S. Army Quartermaster Center and School contract. We consider this to be a temporary situation that will be resolved with increases in military training requirements and finalization of certain contract add-ons and follow-ons. For the first six months operating income was down 20% from $13.4 million last year to $10.7 million this year, for substantially the same reasons.

Readiness Systems (RSBU)

RSBU sales decreased from $67.0 million in the second quarter last year to $50.5 million this year, a decrease of 25%. Sales were lower by about $7.0 million from the air combat training system contract known as P5 and from an air combat training system in Australia that was completed in the first quarter. The P5 contract is in a transition from the development phase, where revenue is recognized on a percentage completion basis, to the production phase, where we will not realize the revenues for these orders until the product is delivered and the sales process is complete. This transition also contributed to an increase in inventories of $7.6 million in the first six months of the year. Partially offsetting these sales decreases was an increase in sales from the new Joint Strike Fighter (JSF) development contract. Sales were also lower from ground combat training system contracts in Canada and the Far East and from small arms training systems. In addition, problems encountered in system integration testing for a contract to develop the next generation laser-based tactical engagement system resulted in a delay in progress on this program and, therefore, lower sales.

For the first half of the fiscal year, RSBU sales were down 10%, from $126.0 million last year to $113.4 million this year. The decrease was from lower sales of ground combat training systems, small arms training systems and laser-based tactical engagement systems, as described above in the second quarter results. Sales of air combat training systems were up for the first six months of the year due to the new JSF contract mentioned above.

Readiness systems operating income decreased from $4.1 million in the second quarter last year to $0.5 million this year. Cost growth of $3.2 million resulting primarily from problems encountered in system integration testing of the tactical engagement system mentioned above was the primary reason for the decrease in operating income. We believe we have now found solutions to these issues, and that no significant further cost growth from this situation will occur. Lower sales from air combat training systems caused a decrease in operating income from that product line; however, this was more than offset by higher profit margins from small arms training systems and ground combat training systems in Canada and the Middle East. Operating income in the second quarter last year also had included $1.2 million from the close-out of an old ground combat training system contract completed in the mid-1990’s.

For the first six months of the fiscal year RSBU operating income decreased 26% from $8.1 million in 2007 to $6.0 million this year. This was caused by the cost growth in the development phase of the tactical engagement system contract mentioned above. Improved profit margins from small arms training systems and the ground combat training system in Canada partially offset the impact from this contract.

Communications and Electronics (CEBU)

Sales from CEBU were $8.8 million in the second quarter of 2008, down from $14.5 million in the same quarter last year, a 39% decrease. Sales decreased from contracts for the supply of data links for unmanned aerial vehicles in the U.S. and U. K. and from personnel locator systems. For the first six months of the fiscal year, sales from CEBU were down 40% in 2008 compared to 2007, from $29.3 million to $17.6 million. Sales were down from all three major product lines: data links, personnel locator systems and power amplifiers.

CEBU incurred an operating loss of $2.3 million for the second quarter this year compared to a break-even second quarter last year. Cost growth on three data link development contracts impacted profitability by $2.7 million during the quarter. Approximately $0.6 million of these costs related to a claim with the U.S. Navy as described in Note 9 to the financial statements, while most of the remainder resulted from ongoing problems with subcontractors. The company may be able to recover some of its increased costs from the subcontractors; however, the amount of any potential cost recovery cannot be determined at this time and therefore these costs have been expensed. Cost growth on one of the contracts resulted from problems in environmental testing which have now been solved. For the first half of the fiscal year, CEBU incurred an operating loss of $3.1 million in 2008 compared to operating income of $1.0 million last year. Cost growth totaling $4.0 million on the three data link development contracts mentioned above was the primary reason for the decrease, in addition to lower sales of power amplifiers.

Transportation Systems Segment

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in millions)

Transportation Segment Sales	$128.6	$118.0	$72.1	$62.0

Transportation Segment Operating Income	$19.2	$9.2	$11.9	$6.9

Transportation segment sales increased from $62.0 million in the second quarter last year to $72.1 million this year, an increase of 16%. Sales increased primarily due to additional work from change orders on contracts in the U.K. and also due to system installation work on a contract in Australia. Significant progress was made on several system enhancement projects in the U.K. during the quarter, generating higher than usual sales. Sales from system installation contracts in North America were lower as several programs are nearing completion, however, this decrease was partially offset by higher sales of spare parts to U.S. customers. For the first half of the fiscal year, transportation systems sales increased 9% from $118.0 million in 2007 to $128.6 million this year for the reasons described above. A higher average exchange rate between the British Pound and the U.S. Dollar added approximately $1.0 million to sales in the second quarter and approximately $3.0 million for the first half of the year.

Operating income from transportation systems in the second quarter improved to $11.9 million compared to $6.9 million last year. Higher sales and improved profit margins from the U.K. contracts mentioned above and profits from increased spares sales in the U.S. contributed to the increase for the quarter. In addition, last year’s second quarter results included a loss provision of $4.7 million for several contracts in North America compared to only $0.9 million this year. However, last year’s second quarter results also included contract settlements with two customers that added $3.9 million to operating income in that quarter.

For the first half of the fiscal year, transportation systems operating income more than doubled from $9.2 million to $19.2 million. As described above for the second quarter, higher sales and profit margins from contracts in the U.K. and higher U.S. spares sales contributed much of the increase. In the first half of 2007, cost growth of $5.4 million on several North American contracts and $3.9 million on a contract in Sweden had adversely affected operating income; however, contract settlements also added $5.2 million to last year’s operating profits. In the first half of 2008, cost growth on these same contracts was limited to $2.1 million.

A higher average exchange rate between the British Pound and the U.S. Dollar added approximately $0.4 million to operating income in the second quarter and approximately $0.7 million for the first half of the year.

Backlog

As reflected in the table below, total backlog decreased $93.2 million at March 31, 2008 compared to September 30, 2007. Transportation systems backlog decreased $9.1 million and defense backlog decreased $84.1 million during the six-month period. Delayed award of two multi-year service contracts in the Mission Support business was the primary cause of the decrease in total backlog during the period. Funded backlog decreased $5.8 million during the period, with transportation systems decreasing $9.1 million and defense funded backlog increasing by $3.3 million.

	March 31,	September 30,
	2008	2007
	(in millions)
Total backlog
Transportation systems	$778.2	$787.3
Defense:
Mission support services	681.7	776.6
Readiness systems	402.8	383.4
Communications and electronics	51.8	56.4
Tactical systems and other	26.6	30.6
Total defense	1,162.9	1,247.0
Total	$1,941.1	$2,034.3

Funded backlog
Transportation systems	$778.2	$787.3
Defense:
Mission support services	123.7	131.2
Readiness systems	402.8	383.4
Communications and electronics	51.8	56.4
Tactical systems and other	26.6	30.6
Total defense	604.9	601.6
Total	$1,383.1	$1,388.9

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

Liquidity and Capital Resources

Operating activities provided cash of $25.1 million for the first half of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable and prepaid expenses contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the greater portion coming from the defense systems segment.

Investing activities for the six-month period included capital expenditures of $4.9 million and net positive cash flows from the liquidation of short-term investments of $27.2 million. In light of the turmoil in the credit market, we made a portfolio shift to shorter duration investments.

Financing activities for the first six months included scheduled payments on our long-term debt of $5.8 million.

Our financial condition remains strong with working capital of $301.1 million and a current ratio of 2.8 to 1 at March 31, 2008. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical. Refer to Note 8 for discussion of the Company’s implementation of FIN 48, which has affected the method for calculating income tax liabilities.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 26, 2008.  Matters voted upon were (1) election of directors and (2) ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2008.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1.  Election of Directors

Director	For	Against	Withheld
Walter J. Zable	24,415,338	—	1,078,623
Walter C. Zable	24,395,004	—	1,098,957
Bruce G. Blakley	24,622,607	—	871,354
William W. Boyle	24,087,808	—	1,406,153
Raymond L. deKozan	24,397,852	—	1,096,109
Robert T. Monagan	24,194,962	—	1,298,999
Raymond E. Peet	24,516,867	—	997,094
Robert S. Sullivan	24,619,358	—	874,603
John H. Warner, Jr.	24,616,618	—	877,343

	For	Against	Abstain
2. Ratification of Independent Auditors	25,396,641	87,976	9,344

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Revised Deferred Compensation Plan attached hereto as Exhibit 10.4
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 5, 2008	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	May 5, 2008	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller