Form 10-Q
period 2008-06-30
CUBIC CORP /DE/
filed 2008-08-07
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐    No ☒

As of July 17, 2008, registrant had only one class of common stock of which there were 26,727,487 shares outstanding (after deducting 8,945,120 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Products	$360,362	$391,563	$130,266	$138,120
Services	285,532	275,162	102,626	95,629
	645,894	666,725	232,892	233,749
Costs and expenses:
Products	280,258	318,031	104,661	111,226
Services	240,695	227,874	86,922	79,461
Selling, general and administrative	75,740	72,169	26,865	25,252
Research and development	6,752	2,601	2,969	1,250
	603,445	620,675	221,417	217,189
Operating income	42,449	46,050	11,475	16,560

Other income (expense):
Interest and dividends	5,047	1,791	2,254	893
Interest expense	(2,227)	(2,202)	(836)	(726)
Other income (expense)	334	1,195	6	665
Minority interest in loss (income) of subsidiary	(103)	579	(221)	185

Income before income taxes	45,500	47,413	12,678	17,577

Income taxes	16,700	16,700	4,200	6,400

Net income	$28,800	$30,713	$8,478	$11,177

Basic and diluted net income per common share	$1.08	$1.15	$0.32	$0.42

Dividends per common share	$0.09	$0.09	$—	$—

Average number of common shares outstanding	26,725	26,720	26,728	26,720

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2008	2007
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$146,591	$73,563
Short-term investments	—	27,200
Accounts receivable - net	258,326	305,672
Inventories	50,476	27,342
Deferred income taxes and other current assets	34,038	39,597
Total current assets	489,431	473,374

Long-term contract receivables	38,355	16,650
Property, plant and equipment - net	55,319	57,251
Goodwill	35,353	36,003
Other assets	15,641	9,287
	$634,099	$592,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,844	$27,992
Customer advances	80,378	58,412
Other current liabilities	70,230	69,970
Income taxes payable	1,544	4,905
Current portion of long-term debt	6,120	6,138
Total current liabilities	185,116	167,417

Long-term debt	26,559	32,699
Other long-term liabilities	16,596	9,678

Shareholders’ equity:
Common stock	12,485	12,357
Retained earnings	399,218	375,299
Accumulated other comprehensive income	30,196	31,184
Treasury stock at cost	(36,071)	(36,069)
	405,828	382,771
	$634,099	$592,565

Note: The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Operating Activities:
Net income	$28,800	$30,713	$8,478	$11,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,139	6,782	2,035	2,262
Changes in operating assets and liabilities	26,647	32,351	26,019	18,742
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,586	69,846	36,532	32,181

Investing Activities:
Net additions to property, plant and equipment	(6,799)	(6,756)	(1,935)	(3,430)
Proceeds from sales of marketable securities	76,300	181,028	10,000	88,874
Purchases of marketable securities	(49,100)	(193,340)	(10,000)	(101,634)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,401	(19,068)	(1,935)	(16,190)

Financing Activities:
Change in short-term borrowings, net	—	(10,000)	—	—
Principal payments on long-term borrowings	(5,950)	(5,937)	(173)	(173)
Purchases of treasury stock	(2)	—	(2)	—
Dividends paid	(2,405)	(2,405)	(2,405)	(2,405)
Other	128	—	—	—
NET CASH USED IN FINANCING ACTIVITIES	(8,229)	(18,342)	(2,580)	(2,578)

Effect of exchange rates on cash	(730)	1,634	(683)	669

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,028	34,070	31,334	14,082

Cash and cash equivalents at the beginning of the period	73,563	42,380	115,257	62,368

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$146,591	$76,450	$146,591	$76,450

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2007.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30, 2008	September 30, 2007
	(unaudited)
Trade and other receivables	$14,401	$13,024
Long-term contracts:
Billed	97,144	101,054
Unbilled	189,994	213,388
Allowance for doubtful accounts	(4,858)	(5,144)
Total accounts receivable	296,681	322,322
Less estimated amounts not currently due	(38,355)	(16,650)
Current accounts receivable	$258,326	$305,672

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2008 under transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2007 represented non-current amounts due from the same contracts.

Note 2 – Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	June 30, 2008	September 30, 2007
	(unaudited)
Finished products	$216	$240
Work in process and inventoried costs under long-term contracts	52,288	25,005
Raw material and purchased parts	3,188	2,097
Total inventories	55,692	27,342
Less amounts reclassified to non-current assets	(5,216)	—
Inventories reported as current assets	$50,476	$27,342

At June 30, 2008, work in process and inventoried costs under long-term contracts includes approximately $7.0 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $8.4 million as of September 30, 2007. Of the balance at June 30, 2008, $5.2 million was classified as non-current and included in Other Assets on the balance sheet, as it is uncertain whether the costs will be collected within one year. The company has submitted a claim to the Armed Services Board of Contract Appeals related to these costs and a trial date is set for January 2009. Management believes it is probable that the $7.0 million in inventoried costs at June 30, 2008, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts.

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$28,800	$30,713	$8,478	$11,177
Foreign currency translation adjustments	(928)	7,127	(1,286)	2,520
Net unrealized gain (loss) from cash flow hedges	(60)	—	69	7
Comprehensive income	$27,812	$37,840	$7,261	$13,704

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Sales:
Defense	$447.1	$484.7	$162.7	$176.6
Transportation systems	198.3	172.0	69.7	54.0
Corporate and other	0.5	10.0	0.5	3.1
Total sales	$645.9	$666.7	$232.9	$233.7

Operating income (loss):
Defense	$13.5	$35.1	$0.9	$13.7
Transportation systems	30.8	13.3	11.6	4.1
Corporate and other	(1.8)	(2.3)	(1.0)	(1.2)
Total operating income	$42.5	$46.1	$11.5	$16.6

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of June 30, 2008, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $22.6 million.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2,631	$4,476	$868	$1,108
Interest cost	7,519	7,212	2,496	2,400
Expected return on plan assets	(9,739)	(8,525)	(3,234)	(2,837)
Amortization of:
Prior service cost	—	8	—	2
Actuarial loss (gain)	(156)	353	(51)	117
Administrative expenses	90	75	30	25
Net pension cost	$345	$3,599	$109	$815

Note 7 – New Accounting Pronouncements

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

The liability for unrecognized tax benefits, exclusive of interest, was $7.2 million at June 30, 2008 compared to $9.7 million at October 1, 2007. Of the June 30, 2008 balance, $2.8 million, would affect the effective tax rate, if recognized. In the quarter ended June 30, 2008, the Company recognized a $1.4 million tax benefit relating to the expiration of a statute of limitations, partially offset by an addition of $0.5 million to the reserve due to new positions taken in the quarter. For the first nine months of the fiscal year, the Company recognized tax benefits net of reserve additions and interest totaling $1.1 million.

The Company continues to report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. As of October 1, 2007 and June 30, 2008, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheets was $0.8 million and $0.6 million, respectively.

The Company is subject to examination in the U.S. federal tax jurisdiction for the 2005 - 2007 tax years. The Company is also subject to examination in the U.K. for the 2006 - 2007 tax years. In addition, the Company is subject to examination in various state and foreign jurisdictions for the 2003 - 2007 tax years, none of which were individually material. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Note 7 – New Accounting Pronouncements - Continued

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

Note 8 – Subsequent Events

On July 23, 2008 the Company announced a reduction to its San Diego, CA defense segment facility workforce of 105 employees. In addition, five corporate office positions were eliminated. This action is the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position the Company in the defense-related marketplace. Affected employees will receive severance pay and outplacement assistance, as well as company paid medical coverage for a defined period based on years of service. The cost of this restructuring will be approximately $5.2 million and will be reflected in the company’s results for the fourth quarter ending September 30, 2008.

On July 29, 2008 the Company acquired all outstanding capital stock from the five shareholders of the privately-held Omega Training Group, Inc., headquartered in Columbus, Georgia. The purchase was for $61 million in cash which was funded from existing cash reserves.  Omega provides training, testing, analysis, logistics and staffing services to U.S. Army locations at the U.S. Army Infantry School at Fort Benning, Fort Bliss, Fort Jackson and Fort Hood. None of these locations are significant customers of the Company’s defense segment.  Founded in 1990, Omega now has 790 employees. Omega will be managed within the Company’s Mission Support Business Unit.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2008

Our two primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Our defense segment is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical engagement and virtual simulation systems; and precision gunnery solutions. Our services are focused on training, mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

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

Consolidated Overview

Sales for the third quarter ended June 30, 2008, although higher than the second quarter, were flat compared to last year at $232.9 million this year compared to $233.7 million last year. Defense sales decreased 8% compared to last year, while transportation systems sales increased by 29%. Last year’s third quarter included sales of $3.1 million from the corrugated box business we sold in the fourth quarter of 2007. For the first nine months of the fiscal year sales decreased to $645.9 million compared to $666.7 million in the first nine months of 2007, a decrease of 3%. 2007 sales included $10.0 million from the corrugated box business that we sold in the fourth quarter of 2007. Defense sales decreased 8% in the nine-month period while transportation systems sales increased 15%. See the segment discussions following for further analysis of segment sales.

Operating income decreased 31% to $11.5 million in the quarter compared to $16.6 million in the third quarter last year. Defense operating income decreased while transportation systems operating income increased. Defense operating income was impacted by cost growth on several long-term fixed-price contracts and by higher research and development spending. Operating income for the first nine months of the fiscal year decreased from $46.1 million in 2007 to $42.5 million this year, an 8% decrease. Transportation systems segment operating income increased $17.5 million compared to the first nine months of 2007 and defense segment operating income decreased $21.6 million for the reasons identified above. See the segment discussions following for further analysis of segment operating income.

Selling, general and administrative (SG&A) expenses increased in the third quarter this year compared to last year from $25.3 million to $26.9 million. For the first nine months of the year SG&A expenses increased 5%, from $72.2 million in 2007 to $75.7 million this year and, as a percentage of sales, increased from 10.8% to 11.7%. SG&A expenses increased in both segments due primarily to increased selling expenses incurred for new contract proposals. We also increased company funded research and development expenditures by $1.7 million in the third quarter compared to last year and by $4.2 million in the first nine months of this year, primarily in the defense segment relating to data links and advanced programs dealing with optical technologies.

Our projected effective tax rate for fiscal 2008 is 39.2%, prior to net tax benefits of $1.1 million recognized in the first nine months relating to the completion of audits and expirations of statutes of limitations. The projected effective rate for fiscal 2008 is higher than last year’s effective rate for the first nine months of 35.1%, due primarily to the expiration of the U.S. Research and Experimentation credit as of December 31, 2007. The tax provision in the first nine months last year also benefitted by $0.5 million from the retroactive reinstatement of the U.S. Research and Experimentation credit in that period. In addition, the rate is higher this year because we are projecting higher earnings in the U.K. and are required to provide U.S. taxes on the earnings which we do not consider to be permanently reinvested as they may be repatriated in the form of dividends. As a result of the expiration of a statute during the third quarter, we were able to reduce our liability for unrecognized tax benefits by $2.5 million and recognize a tax benefit in the amount of $1.4 million, with the remaining $1.1 million reducing deferred tax assets and goodwill. This was partially offset by a provision of $0.5 million for new positions taken during the quarter. The effective rate for fiscal 2008 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Net income for the third quarter of fiscal 2008 decreased to $8.5 million, or 32 cents per share, compared to $11.2 million, or 42 cents per share last year as a result of the decrease in operating income, partially offset by higher investment income. For the first nine months of the year, net income decreased to $28.8 million, or $1.08 per share, from $30.7 million, or $1.15 per share last year for the same reasons.

Subsequent Events

In July, after the end of the quarter, we reduced the workforce at our San Diego, CA defense segment facility by 105 employees, in addition to eliminating five corporate office positions. This action is the result of a cost cutting initiative designed to streamline operations, enhance competitiveness and better position us in the defense-related marketplace. The cost of this restructuring will be approximately $5.2 million, which includes severance pay, outplacement assistance, and company paid medical coverage and will be included in our fourth quarter results. We estimate this cost-cutting action will yield an annual savings of approximately $13 million.

At the end of July, we acquired all outstanding capital stock of the privately-held Omega Training Group, Inc.  The purchase was for $61.0 million in cash which was funded from existing cash reserves.  Omega provides training, testing, analysis, logistics and staffing services to U.S. Army locations at the U.S. Army Infantry School at Fort Benning, Fort Bliss, Fort Jackson and Fort Hood. Founded in 1990, Omega now has 790 employees. We believe this acquisition will enhance our position in the defense services market place and add revenues of approximately $60 to $70 million next year.

Defense Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Defense Segment Sales
Mission support services (MSBU)	$234.5	$230.1	$86.5	$82.1
Readiness systems (RSBU)	174.8	202.5	61.8	76.5
Communications and electronics (CEBU)	28.1	44.3	10.5	15.0
Tactical systems and other	9.7	7.8	3.9	3.0
	$447.1	$484.7	$162.7	$176.6

Defense Segment Operating Income
Mission support services (MSBU)	$17.3	$21.8	$6.6	$8.4
Readiness systems (RSBU)	7.7	13.8	1.7	5.7
Communications and electronics (CEBU)	(10.9)	0.1	(7.8)	(0.9)
Tactical systems and other	(0.6)	(0.6)	0.4	0.5
	$13.5	$35.1	$0.9	$13.7

Mission Support Services (MSBU)

MSBU sales increased 5% to $86.5 million in the third quarter this year, compared to $82.1 million last year. The increase was primarily the result of a new contract supporting the U.S. Army’s Quartermaster Center and School. For the first nine months of the fiscal year sales were 2% higher than last year at $234.5 million compared to $230.1 million. Higher sales from the new Army contract mentioned above and from a contract in support of Marine Corp training were partially offset by lower sales from two key Army support contracts in Korea and at Ft. Polk, LA due to a decrease in customer requirements.

MSBU operating income decreased to $6.6 million in the third quarter this year from $8.4 million in the third quarter last year. Although sales increased from the Marine Corp. program, operating profits from the contract were lower for the quarter as we started a new five year contract cycle which may not experience margins as high as previously realized. The new U.S. Army Quartermaster Center and School contract also contributed to the lower profit margins. For the first nine months operating income decreased to $17.3 million this year from $21.8 million last year. Sales were lower this year from more mature contracts which had generated higher profit margins last year than the new contracts we started this year. Overall, operating income as a percentage of sales was 7.4% for the first nine months this year, which we consider competitive for a government services business, and more sustainable than the 9.5% realized in the first nine months last year.

Readiness Systems (RSBU)

RSBU sales decreased from $76.5 million in the third quarter last year to $61.8 million this year, a decrease of 19%. Sales were lower by about $12.0 million from the air combat training system contract known as P5 and from an air combat training system in Australia that was completed in the first quarter. Partially offsetting these sales decreases was an increase in sales from the new Joint

Strike Fighter (JSF) development contract and other air combat training contracts. Sales were also lower from a ground combat training system contract in the Far East and from small arms training systems. Sales in three RSBU product lines have been impacted by a transition from the development phase, where revenue is recognized on a percentage completion basis, to the production phase, where we will not realize the revenues from production orders until the product is delivered and the sales process is complete. This includes the P5 air combat training contract, small arms training systems and laser-based tactical engagement systems. This transition has also resulted in a significant increase in inventories totaling $22.3 million from these product lines in the first nine months of the year.

For the first nine months of the fiscal year, RSBU sales were down 14%, from $202.5 million last year to $174.8 million this year. The decrease was from lower sales of air and ground combat training systems, small arms training systems and laser-based tactical engagement systems, as described above in the third quarter results.

RSBU operating income decreased from $5.7 million in the third quarter last year to $1.7 million this year. Problems encountered in the second quarter during system integration testing for a contract to develop the next generation laser-based tactical engagement system resulted in greater difficulties than we had previously anticipated. These included manufacturing cost growth and rework costs totaling approximately $3.5 million recorded during the third quarter that resulted from design changes made as a result of the integration issues. We have assessed the expected costs to complete this contract and at this point expect no significant further cost growth. Lower sales from small arms training systems and a ground combat training system in the Far East, as mentioned above, also contributed to lower operating income for the quarter.

For the first nine months of the fiscal year RSBU operating income decreased from $13.8 million in 2007 to $7.7 million this year. This was caused by the cost growth in the development phase of the tactical engagement system contract mentioned above totaling $7.7 million for the nine month period. Improved profit margins from small arms training systems and a ground combat training system in Canada partially offset the impact from this contract.

Communications and Electronics (CEBU)

CEBU sales were $10.5 million in the third quarter of 2008, down from $15.0 million in the same quarter last year, a 30% decrease. Sales decreased from contracts for the supply of data links for unmanned aerial vehicles in the U.S. and U. K., partially offset by higher sales of personnel locator systems and power amplifiers. For the first nine months of the fiscal year, sales from CEBU were down 37% in 2008 compared to 2007, from $44.3 million to $28.1 million. Sales of data links were lower for the nine-month period, partially offset by higher sales of personnel locator systems and power amplifiers.

CEBU incurred an operating loss of $7.8 million for the third quarter this year compared to an operating loss of $0.9 million last year. The greatest impact on the quarter’s results came from a contract to develop new data link technology for unmanned aerial vehicles for a U.K. customer. We have encountered significant difficulties in performing this firm fixed-price contract due in part to customer-caused delay and disruption, directed changes and due to delays caused by two subcontractors. We are in discussions with the customer to substantially restructure the contract in order to establish a reasonable basis for contract completion and to recover costs we have incurred outside the scope of the contract and additional costs incurred due to delay and disruption. During the quarter ended June 30, 2008, we recognized no sales from this program and identified costs of $3.6 million which we believe were directed by the customer and incurred outside the scope of the contract. The ultimate collectability of this amount will depend on the outcome of ongoing negotiations with the customer. Due to the current uncertainty of collecting these costs, they were expensed in the third quarter. In addition, we established a reserve for additional cost growth of $2.9 million due in part to delays and disruption caused by a subcontractor and the customer. We are optimistic that a portion of these costs can be recovered through negotiations with the customer; however, the amount of any recovery cannot be determined at this time, therefore, these costs also were expensed. Cost growth on another data link development contract impacted profitability by $1.8 million during the quarter. We have assessed the estimated costs to complete this contract and we presently do not anticipate any further cost growth. In addition, we started work on several research and development projects for new data link technology during the quarter, which added $0.9 million to the operating loss for the quarter.

For the nine-month period, CEBU incurred an operating loss of $10.9 million in 2008 compared to operating income of $0.1 million last year. Cost growth totaling $12.4 million on three data link development contracts was the reason for the decrease, partially offset by higher profits from the sale of personnel locator systems.

Transportation Systems Segment

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Transportation Segment Sales	$198.3	$172.0	$69.7	$54.0

Transportation Segment Operating Income	$30.8	$13.3	$11.6	$4.1

Transportation segment sales increased from $54.0 million in the third quarter last year to $69.7 million this year, an increase of 29%. Sales increased primarily due to additional work from change orders on contracts in the U.K. and also due to system installation work on a contract in Australia and sales of spare parts in North America. For the first nine months of the fiscal year, transportation systems sales increased 15% from $172.0 million in 2007 to $198.3 million this year for the reasons described above.

Operating income from transportation systems in the third quarter improved to $11.6 million compared to $4.1 million last year. Higher sales and improved performance from U.K. contracts and profits from increased spares sales in the U.S. contributed to the increase for the quarter. Partially offsetting the profit improvements was an investment in new technology of $1.8 million we elected to make during the quarter related to a new contract in North America. These development costs are required for this contract; however, they will benefit future programs as well. For the first nine months of the fiscal year, transportation systems operating income improved from $13.3 million to $30.8 million for the same reasons identified above for the third quarter. In addition, in the first nine months of 2007, cost growth of $6.3 million on several North American contracts and $4.0 million on a contract in Sweden had adversely affected operating income; however, contract settlements also added $5.2 million to last year’s operating profits. In the first nine months of 2008, cost growth on these same contracts was limited to $2.3 million, partially offset by a contract settlement that added $0.4 million.

When comparing the 2008 average exchange rate between the British Pound and the U.S. Dollar to the 2007 rate, there was no impact on the operating results for the third quarter. However, for the first nine months of the year, the exchange rate difference added approximately $3.0 million in sales and $0.7 million in operating income.

Backlog

As reflected in the table below, total backlog decreased $101.3 million at June 30, 2008 compared to September 30, 2007. Transportation systems backlog increased $19.7 million and defense backlog decreased $121.0 million during the nine-month period. Delayed award of a multi-year service contract in the Mission Support business was the primary cause of the decrease in total backlog during the period. Funded backlog increased $7.0 million during the period, with transportation systems increasing $19.7 million and defense funded backlog decreasing by $12.7 million.

	June 30, 2008	September 30, 2007
	(in millions)
Total backlog
Transportation systems	$807.0	$787.3
Defense:
Mission support services	672.6	776.6
Readiness systems	377.3	383.4
Communications and electronics	50.5	56.4
Tactical systems and other	25.6	30.6
Total defense	1,126.0	1,247.0
Total	$1,933.0	$2,034.3

Funded backlog
Transportation systems	$807.0	$787.3
Defense:
Mission support services	135.5	131.2
Readiness systems	377.3	383.4
Communications and electronics	50.5	56.4
Tactical systems and other	25.6	30.6
Total defense	588.9	601.6
Total	$1,395.9	$1,388.9

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

Liquidity and Capital Resources

Operating activities provided cash of $36.5 million for the third quarter, and $61.6 million for the first nine months of the fiscal year. Positive operating cash flows came from both the transportation systems and defense segments, with the greater portion coming from the transportation systems segment. In addition to net income for the period, customer advances and reductions in accounts receivable and prepaid expenses contributed to the positive cash flows, partially offset by an increase in inventories. As mentioned in the discussion of the defense segment above, we are in a transition period from development to production in three Readiness Systems product lines, which has resulted in higher inventories and later recognition of sales. Growth in inventories related to these product lines represented $22.3 million of the $23.1 million overall increase in inventories from September 30, 2007 to June 30, 2008.

Investing activities for the nine-month period included capital expenditures of $6.8 million and net positive cash flows from the liquidation of short-term investments of $27.2 million. In light of the turmoil in the credit market, we made a portfolio shift to shorter duration investments.

Financing activities for the first nine months included scheduled payments on our long-term debt of $6.0 million and dividends paid to our shareholders of $2.4 million.

Our financial condition remains strong with working capital of $304.3 million and a current ratio of 2.6 to 1 at June 30, 2008. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 5, 2008	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	August 5, 2008	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller