Form 10-K
period 2008-09-30
CUBIC CORP /DE/
filed 2008-12-04
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

Commission File Number  1-8931

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue

San Diego, California 92123

Telephone (858) 277-6780

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange, Inc.
Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐        Accelerated filer ☒          Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐ No ☒

The aggregate market value of 15,549,143 shares of voting stock held by non-affiliates of the registrant was: $442,062,135 as of March 31, 2008, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 12, 2008 including shares held by affiliates is: 26,727,487 (after deducting 8,945,120 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on February 24, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

During fiscal year 2008, approximately 54% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 11 to the Consolidated Financial Statements for the year ended September 30, 2008. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

DEFENSE

Cubic’s defense business segment consists of three market-focused businesses: Mission Support Services, Training Systems and Communications.  Our products include customized military range instrumentation systems, electro-optical systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.  Our services include training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, and field operations and maintenance.  We market our capabilities directly to various U.S. government departments and agencies and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

Mission Support Services

Cubic Mission Support Services (MSS) is a leading provider of training, operations, maintenance, technical, and other support services to the U.S. Government and allied nations, with an emphasis on military training.  MSS comprises approximately 5,000 Cubic employees working at more than 130 locations throughout the world.  Our people serve with clients in actual training and operational environments to help prepare and support forces through provision of comprehensive training, exercises, education, operational, and logistical assistance to meet the full scope of their assigned missions.  The scope of mission support that Cubic provides includes training and rehearsal for both small and large scale combat operations; combat and material development; logistics and maintenance support for fielded and deployed systems; special operations; peacekeeping; consequence management; and humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

In July 2008, we acquired all outstanding capital stock of the privately-held Omega Training Group, Inc. (Omega).  Omega provides training, testing, analysis, logistics and staffing services to U.S. Army locations at the U.S. Army Infantry School at Fort Benning, Fort Bliss, Fort Jackson and Fort Hood. Founded in 1990, Omega now has 790 employees. We believe this acquisition will enhance our position in the defense services market place and add revenues of approximately $60 -70 million in 2009.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, Cubic is viewed as a premier service provider and formidable competitor.  We typically compete as prime contractors to the government, but also team with other companies, depending on the skills required.  Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battle situations.  More recently, our business base has broadened to include integrated live, virtual, and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; intelligence analysis; homeland security training and exercises; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces at U.S. Army Mobilization Centers at Fort Bliss, TX and several other U.S. locations; and we provide in-country logistics, maintenance, operational, and training support to U.S. Forces deployed in Kuwait, Iraq, and Afghanistan.

Cubic’s contracts include providing mission support services to three of the Army’s major Combat Training Centers (CTCs): the Joint Readiness Training Center (JRTC) as prime contractor; and to the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor.  These services include planning, executing, and documenting large scale exercises aimed at stressing both active and reserve U.S. forces in situations as close to actual combat as possible.

At U.S. Joint Forces Command (USJFCOM), Cubic is a principal member of the contractor team that supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC), including support to worldwide exercises and the development and fielding of the Joint National Training Capability (JNTC).  We provide similar technical and management support services to the U.S. Army’s National Simulation Center (NSC) at Fort Leavenworth, Kansas. Under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to U.S. Marine Corps forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. Cubic provides training and professional military education support to the U.S. Army’s Quartermaster Center and School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation systems, Unmanned Aerial Vehicles (UAV), and other facilities worldwide for U.S. and allied forces under multiple long-term contracts. In addition, we provide a broad range of operational support to the U.S. Navy’s Anti-Submarine Warfare (ASW) Command.

Cubic initiated and has continued to operate the Korea Battle Simulation Center (KBSC) since its inception in 1991.  KBSC prepares U.S. and allied forces in Korea to deal with mission situations that may develop in their areas of responsibility.  Our KBSC contract includes support to the world’s largest and most complex simulation-based training events.

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

Cubic has multiple contracts with the U.S. Army and other government agencies to improve the quality and reach of training and education initiatives for individuals up through large organizations. Cubic’s products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning, serious games for training, and other advanced education programs for U.S. and allied forces.

An important part of Cubic’s services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment.  These very broad defense modernization contracts entail sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. Cubic also operates battle simulation centers for select countries in Central and Eastern Europe.

We believe the combination and scope of Cubic’s growing mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Training Systems

Our Training Systems business is a pioneer and market leader in the design and production of instrumented training systems for military customers.  These systems generally permit live training in air and ground combat environments, with weapons and other effects simulated by electronic and/or laser technology.  The systems also enable the collection (based on Global Positioning System technology) and analysis of behavior and event data for determination of combat effectiveness and lessons learned.  As such, the systems generally have a high degree of communications and software sophistication.

Our training business is organized into Air Combat Training, Ground Combat Training, Electro-optics, and Simulation Systems.  In Air Combat Training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War and continues to lead that market with the competitive award in 2003 of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract to provide upgraded air combat training capability to the U.S. Air Force, Navy and Marine Corps.  The latest ACMI systems permit forces to train on either a fixed geographic range or in a “rangeless” environment.  Many other nations employ Cubic’s ACMI systems.

Our Ground Combat Training involves systems analogous to air ranges for ground force training.  Cubic provided turnkey systems to instrument two U.S. Army training centers in past years at Fort Polk, LA (Joint Readiness Training Center – JRTC) and Hohenfels, Germany (Combat Maneuver Training Center – CMTC) and is engaged in a multiyear effort to expand capability of the Alaska Training Range.  The unit also built ranges in recent years for the British Army in the U.K. and Canada.  We are currently working on similar ground combat training centers for Canada, Australia and for customers in the Middle East and Far East. To meet new customer demand for mobile instrumented training, Cubic has also developed a transportable, deployable system, known as I-HITS. In 2005, Cubic was awarded a five-year $72 million IDIQ contract to produce I-HITS for the U.S. Army.

Electro-optics includes laser-based tactical engagement simulation systems, generally known as MILES (Multiple Integrated Laser Engagement Simulators), which are used at combat training centers (CTC) and in other training environments to permit weapons to be used realistically, registering hits or kills, without live ammunition.  We supply MILES equipment as part of CTC contracts and as an independent product line.  Cubic MILES systems are being heavily utilized by U.S. Army and Marine Corps forces, as well as Air Force security forces, other U.S. agencies and many international customers.  We produce MILES equipment in the U.S. and at our New Zealand-based subsidiary, Cubic Defence New Zealand.  In 2005, Cubic was awarded a 5-year $113 million IDIQ contract to produce MILES Individual Weapon System (IWS) kits for the U.S. Army.

Our Simulation Systems Division (SSD) produces virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate actual battlefield or other environments.  SSD also produces combat system and maintenance trainers.

Communications

Our Communications business is a supplier of secure data links, intelligence receivers, high power RF amplifiers, direction finding systems and search and rescue avionics to the U.S. military, other agencies and allied nations.  Our products support the strong military trend toward network-centric warfare, intelligence collection and overall modernization initiatives.  The unit has long supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system and supplies the principal datalink for the United Kingdom’s ASTOR program.  Capitalizing on a multiyear internal R&D program, we won a competitive contract in fiscal 2003 to develop and produce the next-generation Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS has been installed on major surface ships of the U.S. fleet.  Smaller, tactical versions of our Common Data Link have been selected for both legacy and new military platforms, such as UAVs, which require high performance in a small package.  These contracts include the U.K. Watchkeeper and the U.S. Firescout.

Our Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search-rescue mission.  We have continued to receive orders for an upgraded PLS which has been redesigned to interface with all modern search and rescue system standards, thus positioning us for major platform upgrades expected over the next few years.

We also supply high power amplifiers, intelligence receivers and direction finding systems to major primes and end users for both domestic and international applications.  These include systems used by the Canadian Coast Guard, the U.S. Navy and the U.S. Air Force.  System level applications of these products to the worldwide Electronic Warfare marketplace is a major thrust for this business area.

Raw Materials:

The principal raw materials used by the defense segment are sheet aluminum and steel, copper electrical wire, and composite products.  A significant portion of the segment's end products are composed of purchased electronic components and subcontracted parts and supplies. These items are primarily procured from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet the requirements of the segment.

Backlog:

Funded sales backlog of the defense segment at September 30, 2008 was $593 million compared to $602 million at September 30, 2007.  Total backlog, including unfunded customer orders, was $1,292 million at September 30, 2008 compared to $1,247 million at September 30, 2007. Approximately $805 million of the September 30, 2008 total backlog is not expected to be completed by September 30, 2009.

Competition:

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  Well known Cubic competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, and SAIC.  In many cases, we have also teamed with these same companies on specific bid opportunities.  While Cubic is generally smaller than its competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, our ability to control operating costs, and the ability to rapidly focus technology and innovation to solve customer problems.

Projects must compete for funding in the defense budget.  While the U.S. defense budget has seen above average increases in recent years, long-term growth will only occur in those segments that offer very high payoff and are consistent with warfighting priorities and growing fiscal restraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems that rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  We believe Cubic’s training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

TRANSPORTATION SYSTEMS

Cubic Transportation Systems (CTS) is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of service and system solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, CTS designs, develops and manufactures special technology components, such as smart card readers and magnetic ticket transports for use within its suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, the transportation segment has been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, and various other cities around the U.K., Miami, Florida, Vancouver, B.C. Canada,  the New York / New Jersey region, the Washington, D.C. / Baltimore / Virginia region, the Los Angeles region, the San Diego region, San Francisco, Minneapolis/St. Paul, Chicago, Atlanta, Brisbane, Australia, and Sweden.

These programs provide a base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a company in which Cubic has a 37.5% ownership, was awarded a contract called “PRESTIGE” to outsource the London Transport fare collection services.  This contract, now in its tenth year, is the largest automated fare collection contract ever awarded. In August 2008, Transport for London (TfL) notified TranSys that they it would terminate the PRESTIGE fare collection system contract as of August 2010 in accordance with an early termination option in the contract. To replace PRESTIGE, TfL, awarded a contract directly to Cubic for continuing the services until 2013.  The new contract, with an initial value of £170 million ($255 million), will include all the existing operational services as well as laying the groundwork for future ticketing innovations such as mobile phone ticketing and bank card ticketing.

Industry Overview

Transport agencies, particularly those based in the U.S., rely heavily on federal, state and local government for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems.  The average lifecycle for rail fare collection systems is 12 to 15 years, and for bus systems is 7 to 10 years.  Procurements tend to follow a long and strict competitive bid process where low price is a significant factor.

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

Backlog:

Funded sales backlog of the transportation systems segment at September 30, 2008 and 2007 amounted to $481 million and $787 million, respectively. As mentioned above, TfL exercised an early termination option in the PRESTIGE contract and, as a result, the last five years of our contracts with TranSys and the other major TranSys shareholder were also terminated, effective August 2010.  Therefore, this portion of the contract value was removed from backlog as of September 30, 2008. Transportation systems backlog at September 30, 2007 included $290 million (£142 million) relating to these contracts covering the period from August 2010 through August 2015. In November 2008, TfL awarded Cubic directly a new three year contract that includes virtually all of the services currently being performed by TranSys through the major shareholders. The term of this contract is for the time period from August 2010 to August 2013, with a base value of approximately $255 million (£170 million), which will be added to backlog in the quarter ending December 31, 2008. Approximately $221 million of the September 30, 2008 backlog is not expected to be completed by September 30, 2009.

Competition:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such foreign competitors as Thales, ACS and Scheidt & Bachmann.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, our competitors may form consortiums that could include, in addition to the fare collection companies noted above, telecommunications, financial institutions, consulting and computer services companies.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

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

An example of this in our defense segment is the recent award of a contract to provide the next generation U.S. air combat training system.  Starting in 1971 Cubic developed the first generation of Air Combat Maneuvering Instrumentation system, or ACMI, for the U.S. Military for live combat training.  In 2003 the company was awarded the P5 $525 million ID/IQ contract to deliver the latest technology for rangeless live training to the U.S. and foreign militaries.  In 2007 the company was awarded a $50.3 million contract to develop the next generation of live training for the F-35 Joint Strike Fighter aircraft using embedded technology.  Thus since the initial contract in 1971 the company has successfully and continuously supplied the U.S. and foreign militaries with the latest in air combat training technologies.

In our transportation segment we have had a continuous relationship with Transport for London (TfL) since the 1970’s.  Starting with a small trial of magnetic ticketing and gating in 1978, the company has continuously delivered fare collection equipment and systems to TfL as its exclusive fare collection system supplier.  Today under the PRESTIGE contract more than 22 million Oyster smart cards have been sold, making this one of the largest transportation smart card systems in the world.  In August 2008 TfL notified our 37.5% owned company, TranSys, that it was exercising its option to terminate the PRESTIGE contract for convenience effective in August 2010 and, subsequently, awarded Cubic the follow-on contract to operate and maintain the Oyster system under a contract called the Future Ticket Agreement, thus continuing Cubic’s relationship through 2013.  Similarly, we are regionalizing integrated fare collection systems in Washington D.C., New York and Southern California.

Maintain a Diversified Business Mix

We have a diverse mix of business in our defense and transportation systems segments. Approximately 54% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is the PRESTIGE contract in London which represented about 13% of consolidated sales in 2008.

We also seek a reasonable balance between systems and service work in both the defense and transportation segments. In aggregate, approximately 46% of our sales revenue in 2008 was from service type work. We believe that a strong base of service work helps to smooth the revenue fluctuations inherent in systems type work.

Pursue Strategic Acquisitions

We are focused on finding attractive acquisitions to enhance our market positions.  We look for specific growth opportunities in the defense and transportation marketplaces, and adjacent markets in smart cards and security.  In 2008 we acquired a company whose business included strong positions in training services and logistical support.  This acquisition enhanced our position at key U.S. Army installations that will become more important as the Base Realignment and Closing efforts continue.  This acquisition should also enable us to expand our service offerings to the U.S. Army

OTHER MATTERS

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

The cost of Company sponsored research and development (R&D) activities was $12.2 million, $5.2 million and $6.1 million in 2008, 2007 and 2006, respectively. We do not rely heavily on internally funded R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was $55 million in 2008 compared to $66 million and $64 million in 2007 and 2006, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon the capital expenditures, earnings or competitive position of the Company.

We employed approximately 7,000 persons at September 30, 2008.

Our domestic products and services are sold almost entirely by our employees.  Overseas sales are made either directly or through representatives or agents.

Item 1A. RISK FACTORS.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2008.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•                  Disruptions in our customers’ ability to access funding from capital markets;

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

•      the need to bid on some programs in advance of the completion of their design, which may result in higher research and development expenditures, unforeseen technological difficulties, or increased costs which lower our profitability;

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

Our foreign subsidiaries generally conduct business in foreign currencies and enter into contracts and make purchase commitments that are denominated in foreign currencies.  Accordingly, we are exposed to fluctuations in exchange rates, which could have a significant impact on our results of operations.  We have no control over the factors that generally affect this risk, such as economic, financial and political events and the supply of and demand for applicable currencies.  While we use foreign exchange forward and option contracts to hedge significant contract sales and purchase commitments that are denominated in foreign currencies, our hedging strategy may not prevent us from incurring losses due to exchange fluctuations.

Our operating margins may decline under our fixed-price contracts if we fail to estimate accurately the time and resources necessary to satisfy our obligations.

Approximately 73% of our revenues in 2008 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

We compete primarily for government contracts against many companies that are larger, better capitalized and better known than us.  If we are unable to compete effectively, our business and prospects will be adversely affected.

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

Our current $150 million unsecured revolving credit facility expires in March 2010.  Based on current capital market conditions we anticipate paying higher interest rates, increased fees and having reduced leverage capacity when we negotiate a new facility.  At the present time there are no borrowings under our present revolving facility and $24.1 million of outstanding letters of credit.

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

Failure to perform by one of our subcontractors could materially and adversely affect our contract performance and our ability to obtain future business.

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

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget, and our pricing affect our operating margins. Significant growth in costs to complete our contracts may adversely affect our results of operations in future periods. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

We conduct our operations in approximately 1.5 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 75% of the square footage, including 498,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Defense:
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Columbus, GA	Leased and owned
Cummings, GA	Leased
El Paso, TX	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased and owned
Prince George, VA	Leased
San Diego, CA	Leased and owned
San Jose, CA	Leased
Shalimar, FL	Leased
Singapore	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Atlanta, GA	Leased
Brisbane, Australia	Leased
Glostrup, Denmark	Leased
Chantilly, VA	Leased
Frankfurt, Germany	Leased
London, England	Leased
Los Angeles, CA	Leased
Merthsham, Surrey, England	Leased
Montreal, Canada	Leased
New York, NY	Leased and owned
Ontario, Canada	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
Tullahoma, TN	Owned

Investment properties:
Teterboro, NJ	Leased
Vancouver, Canada	Leased

Item 3. LEGAL PROCEEDINGS.

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The Court of Appeal then ruled that the lien was valid under the Terrorism Risk Insurance Act. Subsequently, Iran’s petition for review by the Supreme Court was granted; therefore, while the dispute between Iran and Cubic is on hold in the 9th Circuit the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2008. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

In June 2005, a company that Cubic had an alleged agreement with to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction.  In November 2008 the Company agreed to settle this claim for a nominal amount.  Documents are expected to be finalized in December 2008.

In May 2007 the Company filed a claim with the U.S. Navy for $6.2 million arising out of allegedly defective specifications, the late delivery of government-furnished equipment and the Navy’s attempt to unilaterally impose additional contract requirements in connection with a contract whose initial award value was $31.8 million.  In February 2008, the Navy asserted a counter-claim seeking a $4.1 million reduction in the contract price because it allegedly relaxed certain specifications, provided more government-furnished equipment than was required and had to revise certain equipment and manuals furnished by the Company.  In November 2008 a negotiated settlement agreement was reached whereby the Company will receive payment of approximately $4.0 million for its additional costs incurred in performance of the contract and will furnish additional equipment in satisfaction of the customer’s requirements. The settlement also resolves the Navy’s $4.1 million counterclaim. In the year ended September 30, 2008, inventoried costs related to this claim were reduced to the settlement amount and a provision was made for the Company’s remaining obligations arising from the settlement agreement.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

As of September 2008, the principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB.  Our stock previously was traded on the American Stock Exchange under the same symbol. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting systems of the American and New York stock exchanges for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2008		Fiscal 2007		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2008	Fiscal 2007
First	$47.80	$34.90	$22.82	$19.06	—	—
Second	35.99	25.42	22.37	19.99	$0.09	$0.09
Third	28.72	20.12	30.14	20.12	—	—
Fourth	29.58	21.43	46.43	27.23	$0.09	$0.09

On November 12, 2008, the closing price of our common stock on the New York Stock Exchange was $19.98. There were approximately 1,000 shareholders of record of our common stock as of November 12, 2008.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006	2005	2004

Results of Operations:
Sales	$881,135	$889,870	$821,386	$804,372	$722,012
Cost of sales	709,481	727,540	687,213	672,541	549,170
Selling, general and administrative expenses	99,956	95,054	97,166	110,644	107,139
Interest expense	2,745	3,403	5,112	5,386	4,658
Income taxes	20,385	23,662	12,196	453	19,394
Net income	36,854	41,586	24,133	11,628	36,911

Average number of shares outstanding	26,725	26,720	26,720	26,720	26,720

Per Share Data:
Net income	$1.38	$1.56	$0.90	$0.44	$1.38
Cash dividends	0.18	0.18	0.18	0.18	0.16

Year-End Data:
Shareholders’ equity	$388,852	$382,771	$323,226	$297,158	$298,767
Equity per share	14.55	14.33	12.10	11.12	11.18
Total assets	641,252	592,565	548,071	547,280	542,924
Long-term debt	25,700	32,699	38,159	43,776	50,037

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our two primary businesses are in the defense and transportation industries. For the year ended September 30, 2008, 69% of sales were derived from defense, while 31% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 54% of sales in 2008 and 2007 compared to 52% in 2006.

Our defense segment is focused on three primary lines of business: Training Systems (formerly known as Readiness Systems), Mission Support Services, and Communications.  The segment is a diversified supplier of constructive, live and virtual military training systems, services and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions.  Our services are focused on training mission support, computer simulation training, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

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

Consolidated Overview

Sales in fiscal 2008 were down slightly from 2007 because of the sale of our corrugated box business in the fourth quarter of 2007. Sales in 2008 were $881.1 million compared to $889.9 million in 2007, a 1% decrease. Sales in 2007 had increased 8% over 2006 sales of $821.4 million. In 2008 transportation systems sales increased 15% over 2007, while defense sales decreased 5%. In contrast, 2007 sales from defense were up 14% and transportations systems sales were down 3%. See the segment discussions following for further analysis of segment sales.

Operating income decreased 14% in fiscal 2008 to $53.3 million from $62.1 million in 2007. Operating income in 2007 had doubled from $30.9 million in 2006. Operating income in the transportation systems segment increased significantly in 2008, more than doubling from the 2007 level. However, operating income from defense was down 59%, more than offsetting the improvement from transportation systems. In addition, in the fourth quarter of 2008 we recorded a restructuring charge of $6.2 million as the result of a reduction in force in our defense systems subsidiary and corporate headquarters in San Diego, California. This cost-cutting measure is intended to streamline operations and enhance competitiveness in the defense-related marketplace. The improvement in 2007 had come from both segments with transportation systems increasing significantly from a low level in 2006 and defense improving by more than 40%. See the segment discussions following for further details of segment operating results.

Net income decreased 11% in fiscal 2008 to $36.9 million ($1.38 per share) from $41.6 million ($1.56 per share) in 2007. Net income had increased 72% in fiscal 2007 from $24.1 million ($.90 per share) in 2006. Lower net income in 2008 resulted primarily from the decrease in defense operating income and the restructuring costs mentioned above, which impacted net income by approximately $3.7 million after applicable income taxes, or $0.14 per share.  Also included in 2008 was a gain of $1.2 million in the fourth quarter on the sale of our investment in a defense-related joint venture that added approximately $0.8 million to net income, after applicable income taxes, or $.03 per share. In 2007 we sold our corrugated box business, also in the fourth quarter, for a gain of approximately $0.6 million, after applicable income taxes, or $.02 per share. Approximately $4.3 million, after applicable income taxes, of the 2006 net income was from a gain on the sale of real estate that added $0.16 per share. Reductions in tax contingency reserves accounted for approximately $1.2 million, $0.9 million and $1.1 million, respectively, of the 2008, 2007 and 2006 net income.

The gross margin from product sales improved in 2008 to 21.4% from 19.6% in 2007 and 16.0% in 2006. Improved performance from our transportation systems segment in both 2007 and 2008 and improvement in defense training systems in 2007 contributed to the higher margin from product sales. The gross margin from service sales was 17.2% in 2008, compared to 16.3% in 2007 and 16.9% in 2006. Higher sales and margins from transportation systems service contracts in Europe contributed to the improvement in 2008, while the completion of a high margin transportation service contract in Europe resulted in the decrease in 2007 compared to 2006.

Selling, general and administrative (SG&A) expenses increased to $100.0 million, or 11.3% of sales, in 2008, compared to $95.1 million, or 10.7% of sales, in 2007 and $97.2 million, or 11.8% of sales, in 2006. In 2008, SG&A increased in the defense segment due to increased bid and proposal efforts and the acquisition of a new subsidiary.

Company sponsored research and development (R&D) spending increased to $12.2 million in 2008 from $5.2 million in 2007 and $6.1 million in 2006. The increase came primarily from projects to develop new data link technologies and transportation security-related development initiatives. Our R&D spending continues to be incurred primarily in connection with customer funded activities. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required development activity in 2008 was $55 million, compared to $66 million in 2007 and $64 million in 2006; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Interest and dividend income increased to $6.4 million in 2008 from $3.4 million in 2007 and $1.9 million in 2006 due primarily to higher available cash balances for investment. Other Income (Expense) netted to an expense of $0.6 million in 2008 compared to income of $1.3 million in 2007 and $0.4 million in 2006 primarily due to foreign currency exchange losses on advances to our foreign subsidiaries. Interest expense decreased to $2.7 million in 2008 compared to $3.4 million in 2007 and $5.1 million in 2006 because of a reduction in both short- and long-term borrowings.

Our effective tax rate for 2008 was 35.6% of pretax income compared to 36.3% in 2007 and 33.6% in 2006. Our effective rate in 2008 decreased primarily because more of our income came from foreign tax jurisdictions where we do not incur state tax expenses and tax rates are generally lower. Partially offsetting this benefit was a $3.9 million provision for U.S. taxes on $26.7 million in dividends from our U.K. and New Zealand subsidiaries that were paid in 2008 compared to a similar provision of $2.6 million in 2007 and $1.6 million in 2006. Tax credits were lower in 2008 than in 2007 and 2006, primarily because the Research and Experimentation (R&E) credit had expired as of December 31, 2007. Subsequent to the end of the year, in October 2008, the U.S. Congress reinstated the R&E credit retroactive to January 1, 2008, however, the benefit of this credit for the nine months ended September 30, 2008, estimated to be about $0.8 million, will not be recorded until the first quarter of fiscal 2009. The effective rate in 2008, 2007 and 2006 also benefited from the reversal of tax contingency provisions amounting to $1.2 million, $0.9 million and $1.1 million, respectively. Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Restructuring Activity

As mentioned earlier, in the fourth quarter of 2008 we reduced our defense segment workforce in San Diego by 139 employees. In addition, 6 corporate office positions were eliminated. This action was the result of a cost cutting initiative designed to streamline operations, enhance our competitiveness and better position us in the defense-related marketplace. Affected employees received severance pay and outplacement assistance, as well as company paid medical coverage for a defined period based on years of service. The cost of this restructuring was $6.2 million ($3.7 million after applicable income taxes) and is reflected in our results for the fourth quarter. We estimate this cost-cutting action will yield an annual savings of approximately $15 million, before applicable income taxes.

Business Acquisition

In July 2008, we acquired all outstanding capital stock of the privately-held Omega Training Group, Inc. (Omega).  The purchase was for $61.0 million in cash which was funded from existing cash reserves.  Omega provides training, testing, analysis, logistics and staffing services to U.S. Army locations at the U.S. Army Infantry School at Fort Benning, Fort Bliss, Fort Jackson and Fort Hood. Founded in 1990, Omega now has 790 employees. We believe this acquisition will enhance our position in the defense services market place and add revenues of approximately $60 -70 million in 2009.

Defense Segment

Years ended September 30,	2008	2007	2006
		(in millions)

Defense Segment Sales
Mission support services	$332.5	$308.0	$262.9
Training systems	227.7	263.4	228.0
Communications	36.0	57.4	64.6
Tactical systems and other	11.6	12.3	7.3
	$607.8	$641.1	$562.8

Defense Segment Operating Income
Mission support services	$27.8	$27.6	$20.6
Training systems	6.8	18.9	9.7
Communications	(15.6)	(0.7)	3.9
Tactical systems and other	(0.7)	(1.6)	(2.8)
	$18.3	$44.2	$31.4

As depicted in the table above, sales from our defense segment decreased 5% to $607.8 million in 2008, compared to $641.1 million in 2007, after having increased 14% in 2007 from $562.8 million in 2006. Lower sales from Training Systems and Communications resulted in the decrease in 2008, while Mission Support Services sales increased. Sales from Mission Support Services and Training Systems were both higher in 2007 than in 2006, however, Communications sales decreased in 2007 from the 2006 level. The caption “Tactical systems and other” in the table above includes advanced programs for the development of new defense technologies and the operating results of the joint venture company in which we previously owned a 50% interest. We sold our interest in the JV to our former partner in August 2008, as we no longer believe the venture has the growth potential we had anticipated at its inception.

Operating income in our defense segment decreased to $18.3 million in 2008 from $44.2 million in 2007, a 59% decrease. In 2007, operating income had increased 41% from 2006 operating income of $31.4 million. Operating income was sharply lower in 2008 from Training Systems, while the operating loss from Communications increased significantly from the small operating loss posted in 2007. Mission Support Services operating income increased slightly in 2008 over the 2007 level. Growth in 2007 operating income had come from both Training Systems and Mission Support Services, while Communications had generated an operating loss in 2007 compared to operating income in 2006. The joint venture company made a small operating profit of $0.4 million in 2008, prior to its sale, after having incurred operating losses of $1.4 million and $1.9 million in 2007 and 2006, respectively.

Mission Support Services

Mission Support Services sales increased 8% in 2008, after having increased 17% in 2007 compared to 2006. About half of the sales increase in 2008 came from Omega, the company we acquired at the end of July 2008. We believe the addition of Omega enhances our capability and strategic position in the defense services marketplace and are pleased with the results from the business thus far. We also realized higher sales from our contract with the U.S. Marine Corps that was expanded as a result of the contract renewal in 2008 and from a new contract at the U.S. Army Quartermaster School. These increases were partially offset by a decrease in activity during 2008 at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. The increase in 2007 sales had come from the expansion of existing programs and from new contracts won in 2007. Sales were higher in 2007 compared to 2006 by nearly $14 million from the JRTC contract, due to an increase in training exercises conducted by the customer. In addition, increased activity from the U.S. Marine Corps contract and higher sales from contracts for modeling the effects of weapons of mass destruction had added to the 2007 sales.

Operating income from Mission Support Services increased only 1% in 2008, after increasing 34% in 2007. The new company, Omega, contributed over $2 million to operating profits in the first two months we owned it. In addition, higher sales from the U.S. Marine Corps contract also contributed to operating income growth in 2008. However, these increases were nearly offset by lower sales and profit margins from the JRTC contract and from other Mission Support Services contracts that had experienced particularly strong performance in 2007. Higher sales volume and award fees helped to increase profitability in 2007 compared to 2006 and improved operating income as a percentage of sales to 8.9%, compared to 7.8%. The most significant increases in 2007 operating income had come from the U.S. Marine Corp. and JRTC contracts mentioned above.

Training Systems

Training Systems sales decreased 14% in 2008, returning to the level of 2006, after having increased 16% in 2007. The decrease in 2008 sales came from each of the major product lines, including air combat training, ground combat training, electro-optics (laser-based tactical engagement systems) and small arms virtual training systems. Sales were lower by $23.0 million from the air combat training system contract known as P5 and from an air combat training system in Australia that was completed in the first quarter. Partially offsetting these sales decreases was an increase in sales from the new Joint Strike Fighter (JSF) development contract and other air combat training contracts. Sales were also lower from a ground combat training system contract in the Far East and from small arms training systems. Sales in three of the Training Systems product lines have been impacted by a transition from the development phase, where revenue is recognized on a cost-to-cost percentage completion basis, to the production phase, where we recognize revenues from production orders on a units-of-delivery percentage completion basis, resulting in the recording of sales when the product is delivered and accepted by the customer. This includes the P5 air combat training contract, electro-optics and small arms training systems. This transition also resulted in an increase in inventories of $30.3 million, offset by customer advances of $11.5 million from these product lines in fiscal 2008. Most of the increase in 2007 sales compared to 2006 had come from air combat training systems, while ground combat training and small arms virtual training systems sales grew slightly.

Training Systems operating income decreased 64% in 2008 compared to 2007 after having nearly doubled in 2007 from 2006. Lower sales from the P5 and Australian air combat training contracts and small arms virtual training systems contributed to the decrease in operating income. However, the primary cause of the decrease was cost growth of $9.6 million on the electro-optics contract to develop the next generation laser-based tactical engagement system. This cost growth stemmed from problems encountered in the second quarter during system integration testing and resulted in greater difficulties than we had previously anticipated. In addition to increased engineering development costs for design changes, these changes also resulted in higher manufacturing costs and rework costs. We also experienced further cost growth of $4.2 million in 2008 on a contract for the development of a ground combat training system in the Middle East. This compares to cost growth of $5.1 million in 2007 on the same contract. Improved profit margins from a ground combat training system in Canada partially offset the impact from this contract. The increase in 2007 operating income compared to 2006 had come from higher profit margins on higher sales of air combat training systems and improvements in profitability of ground combat training systems and small arms training systems. Higher profit margins from a ground combat training system in the Far East in 2007 were offset by cost growth on the ground combat training system in the Middle East mentioned above, while operating income from other ground combat training systems improved slightly. Operating income from small arms training systems had improved in 2007 due to somewhat higher sales and completion of the development of new weapons simulations systems in 2006, resulting in decreased costs in 2007.

Communications

Sales from Communications decreased 37% in 2008, after having decreased 11% in 2007 from the 2006 level. Sales decreased in 2008 from contracts for the development of data links for unmanned aerial vehicles in the U.S. and U. K. and from a contract for the development of a data link for the U.S. Navy. These decreases were partially offset by higher sales of personnel locator systems and power amplifiers. In 2007 sales increased from the contract for the supply of data links for unmanned aerial vehicles in the U.K.; however, this increase was more than offset by decreases in sales from other data link contracts that neared completion in 2007. Sales of personnel locator systems and power amplifiers also decreased in 2007.

Communications incurred an operating loss of $15.6 million in 2008 compared to an operating loss of $0.7 million in 2007 and operating income of $3.9 million in 2006. The primary cause of the loss in 2008 was cost growth of $9.5 million from a contract to develop new data link technology for unmanned aerial vehicles for a U.K. customer. We have encountered significant difficulties in performing this firm fixed-price contract due in part to customer-caused delay and disruption, directed changes and due to delays caused by two subcontractors. We have completed discussions with the customer to substantially restructure the contract and believe we have now established a reasonable basis for completion of the contract and resolution of the issues with the most problematic subcontractor. The contract modification, when signed, will add additional contract value for a portion of the out-of-scope costs we have incurred and anticipate incurring and remove our responsibility for the subcontractor’s performance. We continue to have performance risks going forward but we anticipate that the contract value added by the modification will be sufficient to cover those risks. Cost growth on two other data link development contracts impacted profitability by $6.2 million in 2008. One of these is a contract with the U.S. Navy for which we had inventoried costs of $5.2 million in 2005 that were the subject of a legal proceeding before the U.S. Armed Services Board of Contract Appeals. We reached a settlement agreement with this customer whereby we will be paid for $4.0 million of the $5.2 million in costs and have expensed the remainder. As a part of the settlement we provided other concessions to the customer, which also were expensed, in exchange for them dropping all claims against us. In addition, we started work on several research and development projects for new data link technology during 2008, which added $2.7 million to the operating loss for the year. Partially offsetting these increased costs was higher operating income on higher sales of power amplifiers and personnel locator systems.

Communications had generated an operating loss of $0.7 million in 2007 due primarily to cost growth of $4.3 million on a contract for the development of new data link technology. Profit margins on other data link contracts were also lower than in 2006; however, this decrease was partially offset by improved profit margins from sales of power amplifiers and personnel locator systems in 2007. Operating income in 2006 had come primarily from the sale of power amplifiers and data links, in addition to the favorable settlement of a long-standing dispute with a customer during the year, which added $1.2 million to operating income.

Transportation Systems Segment

Years ended September 30,	2008	2007	2006
		(in millions)
Transportation Segment Sales	$272.3	$236.6	$243.9

Transportation Segment Operating Income	$43.0	$20.1	$2.8

Transportation systems sales increased 15% in 2008 after having decreased 3% in 2007. Sales increased in 2008 primarily due to additional work from change orders on the PRESTIGE contract and from other contracts in the U.K. Sales were also higher from system installation work on a contract in Australia and increased sales of spare parts in North America. These increases were partially offset by decreased sales from system installation contracts in North America and Sweden. The exchange rate between the British Pound and the U.S. Dollar had no impact on sales for 2008, when compared to 2007, as the average rate for the year was virtually the same as in 2007.

As a result of a decrease in the value of the British Pound compared to the U.S. Dollar in late fiscal 2008 and subsequently, we expect that the dollar value of transportation systems sales and operating income from our U.K. subsidiary will be lower in fiscal 2009 than in 2008.

Sales in North America and Sweden had decreased in 2007 compared to 2006, while sales in Australia and the U.K. had increased. Sales in Australia increased due in part to a settlement reached with the customer during 2007 that increased the value of the contract. In the U.K. sales had been lower in 2007 from a service contract that was phased-out because old ticket issuing equipment was replaced by modern equipment requiring less maintenance; however, this decrease was more than offset by higher sales from other U.K. contracts, including the PRESTIGE contract. A major contributor to the increase in U.K. sales in 2007 had been the strength of the British Pound against the U.S. dollar, which resulted in the dollar value of sales in the U.K. increasing $10.8 million for the year when compared to average exchange rates experienced in 2006.

Operating income in the transportation systems segment more than doubled in 2008 when compared to 2007, after having improved significantly in 2007 from the low level of 2006. Higher sales and improved performance from U.K. contracts, including bonuses earned on the PRESTIGE contract for system usage, and profits from increased spares sales in the U.S. contributed to the increase in 2008. Cost growth on North American contracts that had been a profit drain in recent years was limited to $1.6 million in 2008, a significant improvement over 2007 when cost growth on the same contracts had been $7.0 million. Partially offsetting the profit improvements in 2008 was cost growth of $3.4 million on a contract in Sweden and an investment in new technology of $1.8 million we made related to a new contract in North America. These development costs are required for this contract; however, they will benefit future programs as well. A reduction in legal fees of $2.0 million in 2008 also contributed to the operating income improvement. As mentioned above relating to sales, currency exchange between the British Pound and U.S. Dollar had no impact on 2008 operating income when compared to 2007.

In 2007, settlements reached with three customers added $8.6 million to operating income; however, we also added $3.4 million to our estimate of costs to complete two of these contracts that year, yielding a net improvement to operating income of $5.2 million from these contract settlements. Operating income from the PRESTIGE contract had increased when compared to 2006, including bonuses earned for system usage and the effect of a higher currency exchange rate. Currency exchange differences had resulted in an improvement in operating income of about $1.8 million from all U.K. contracts, when comparing the 2007 average exchange rate to the 2006 rate. As mentioned above, cost growth on North American system installation contracts in 2007 was $7.0 million compared to $21.0 million in 2006, helping to improve operating income. Lower operating income from the U.K. service contract mentioned above and from spare parts sales in the U.S. partially offset these improvements. In addition, cost growth from a contract in Sweden totaling $6.3 million in 2007 had also impacted operating income. Higher legal fees in 2007 further reduced operating income for the year by $1.3 million when compared to 2006.

Backlog

September 30,	2008	2007
	(in millions)
Total backlog
Transportation systems	$480.6	$787.3
Defense
Mission support services	880.0	776.6
Training systems	363.6	383.4
Communications	45.9	56.4
Other	2.4	30.6
Total defense	1,291.9	1,247.0
Total	$1,772.5	$2,034.3

Funded backlog
Transportation systems	$480.6	$787.3
Defense
Mission support services	180.6	131.2
Training systems	363.6	383.4
Communications	45.9	56.4
Other	2.4	30.6
Total defense	592.5	601.6
Total	$1,073.1	$1,388.9

In addition to the amounts identified above, the company has been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received.

In August 2008, Transport for London (TfL) notified our 37.5% owned subsidiary, TranSys, that they will be terminating the PRESTIGE fare collection system contract as of August 2010 in accordance with the early termination provision of the contract. As a result of this early termination, the last five years of our contracts with TranSys and the other 37.5% shareholder were also terminated and, therefore, this portion of the contract value was removed from backlog in the table above as of September 30, 2008. Our transportation systems backlog at September 30, 2007 included $290 million (£142 million) relating to the terminated portion of our contracts with TranSys and the other 37.5% shareholder covering the period from August 2010 through August 2015.

In November 2008, TfL awarded Cubic directly a new three year contract that includes virtually all of the services currently being performed by TranSys through its shareholders. The term of this contract is for the time period from August 2010 to August 2013, with a base value of approximately $255 million (£170 million), which will be added to our backlog in the quarter ending December 31, 2008. The contract value will be indexed for inflation from August 2008 through its completion and additionally includes variable payments that are contingent upon system usage, similar to provisions that were contained in the PRESTIGE contract.

Aside from the impact of the PRESTIGE contract early termination described above, a decrease in the value of the British Pound vs. the U.S. Dollar between September 30, 2007 and September 30, 2008, resulted in a decrease in transportation systems backlog of approximately $45 million.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which we adopted on October 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adopting FIN 48 on our financial condition at September 30, 2008 has been included in the accompanying consolidated financial statements. See Note 8 for further discussion of the effect of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we will adopt in the quarter ending December 31, 2008. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. We currently do not expect that the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which we will adopt in the quarter ending December 31, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We currently do not expect that the adoption of SFAS 159 will have a material impact on our results of operations, financial position or cash flows.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, which we will adopt in the fiscal year beginning October 1, 2009. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We currently do not expect that the adoption of SFAS 141(R) will have a material impact on our results of operations, financial position or cash flows.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which we will adopt in the quarter ending March 31, 2009. This statement requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. We currently do not expect that the adoption of SFAS 161 will have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

Cash flows from operations totaled $92.7 million in 2008, compared to $69.2 million in 2007 and $31.3 million in 2006. In addition to cash generated by earnings, a decrease in accounts receivable in each of the three years amounting to $40.5 million, $18.1 million and $5.8 million in 2008, 2007 and 2006, respectively, contributed to the positive cash flows. In addition, net customer advances of $17.0 million, $12.2 million and $2.3 million in 2008, 2007 and 2006, respectively, added to the positive result. Inventories grew in 2008 and 2007, using cash of $18.7 million and $7.6 million, respectively, reflecting the transition from development type contracts to production contracts described in the defense segment section above. Positive operating cash flows in 2008 came from both segments, with the greater portion coming from transportation systems. All of the operating cash flows in 2007 had come from the transportation systems segment, while defense cash flows were slightly negative for the year. Both the defense and transportation systems segments had generated positive cash flows in 2006, with the larger amount contributed by transportation systems in that year as well.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2008, this balance was $19.9 million compared to $16.7 million at September 30, 2007.

Cash flows used in investing activities in 2008 included our acquisition of Omega Training Group, Inc., which used cash of $53.8 million, net of cash acquired. The remaining balance of the purchase price amounting to $6.1 million was paid subsequent to September 30, 2008 and was included in other current liabilities at that date. We made capital expenditures of $8.1 million in 2008, partially offset by proceeds of $1.8 million from the sale of our interest in the joint venture mentioned previously. We liquidated $27.2 million of short-term investments in the first quarter of fiscal 2008, thereby avoiding much of the turmoil in the credit markets that occurred later in the year. During 2007 we had invested a net of $18.3 million in these financial instruments, received $3.8 million from the sale of our former corrugated box business and made $6.1 million in capital expenditures. Investing activities in 2006 had included capital expenditures of $9.8 million, proceeds from the sale of investment real estate of $8.0 million and the addition of $8.9 million to short-term investments.

Financing activities in 2008 included scheduled payments on long-term borrowings of $6.1 million and the payment of a dividend to shareholders of $4.8 million (18 cents per share). Financing activities in 2007 had included the repayment of short term borrowings of $10.0 million and scheduled payments on long-term borrowings of $6.1 million, in addition to the payment of a dividend to shareholders of $4.8 million (18 cents per share). Financing activities in 2006 had included scheduled debt payments of $6.1 million, repayment of short-term borrowings of $16.4 million and dividends to shareholders of $4.8 million.

Accumulated other comprehensive income decreased $23.6 million in 2008 because of foreign currency translation adjustments of $11.2 million and an increase in the recorded liability for our pension plans of $12.4 million, after applicable income taxes. These adjustments decreased the positive balance in accumulated other comprehensive income from $31.2 million as of September 30, 2007 to $7.6 million at September 30, 2008.

The pension plan unfunded balance increased from the September 30, 2007 balance of $1.5 million to $16.4 million at September 30, 2008. This decrease in the funding position can be attributed to a return on plan assets for the year that was much lower than our assumed rate of return but was partially offset by the effect of an increase in the discount rate we used to calculate the pension liability.

The net deferred tax asset increased to $31.7 million at September 30, 2008 compared to $18.7 million at September 30, 2007. The primary reason for the increase is that the effect of recording adjustments to the pension liability through other comprehensive income resulted in a deferred tax asset of $4.0 million at September 30, 2008 compared to a deferred tax liability of $2.7 million at September 30, 2007. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $279 million and a current ratio of 2.4 to 1 at September 30, 2008. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangements we have in the U.K. and New Zealand, we have a committed five year credit facility from a group of financial institutions in the U.S., aggregating $150 million.  As of September 30, 2008, $24.1 million of this capacity was used for letters of credit, leaving an additional $125.9 million available.  Our total debt to capital ratio at September 30, 2008 was less than 10%. In addition, our cash balance totaled $112.7 million at September 30, 2008 which exceeded our total long-term debt by $81.0 million. Our cash is invested primarily in highly liquid government treasury instruments in the U. S. and Europe.

The following is a schedule of our contractual obligations outstanding as of September 30, 2008:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$31.7	$6.0	$9.2	$9.2	$7.3
Interest payments	6.5	1.7	2.6	1.3	0.9
Operating leases	15.1	5.6	6.2	3.0	0.3
Deferred compensation	8.6	0.8	1.2	0.9	5.7
	$61.9	$14.1	$19.2	$14.4	$14.2

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

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, and the AICPA’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

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

Income Taxes

Significant judgment is required in determining our income tax provisions and in evaluating our tax return positions. In accordance with FASB Interpretation No. 48 (FIN 48), we establish reserves when, despite our belief that our tax return positions are fully supportable, we believe it is more-likely-than-not a tax position taken or expected to be taken in a tax return, if examined, would be challenged and that we may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

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

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future. These undistributed earnings totaled approximately $52.4 million at September 30, 2008. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments. Based on this analysis in 2008, we determined that 11.0 million British pounds ($21.7 million) was excess capital in the U.K. and that 7.0 million New Zealand Dollars ($5.0 million) was excess capital in New Zealand and paid dividends in these amounts to the U.S. parent company.  U.S. taxes provided on these dividends amounted to $3.9 million in 2008.

Valuation of Goodwill

We evaluate our recorded goodwill balances for potential impairment annually by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. Our annual testing date is June 30. We have not yet had a case where the carrying value exceeded the fair value; however, if it did, impairment would be measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill. Goodwill balances by reporting unit are as follows:

September 30,	2008	2007
	(in millions)

Defense systems and products	$16.1	$16.9
Defense services	36.7	9.7
Transportation systems	8.2	9.4
Total goodwill	$61.0	$36.0

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We currently perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and comparisons with recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

For fiscal 2008, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of ten years. The compound annual growth rates for sales ranged from 4.0% to 8.0% and for operating profit margins ranged from 7.0% to 8.0% for the reporting units, beyond the discrete forecast period. The future cash flows were discounted to present value using a discount rate of 9.1%. We did not recognize any goodwill impairment as a result of performing this annual test. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, a 10% decrease in the estimated fair value of any of our reporting units at June 30, 2008 would not have resulted in a goodwill impairment charge.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans in relation to the size of the Company limit the impact any individual assumption changes can have. For example, a 50 basis point change in the assumed rate of return on assets would have changed the pension expense recorded in 2008 by about $0.8 million, before applicable income taxes.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities that are tied to floating interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., U.K. and New Zealand which are also tied to floating interest rates (LIBOR and the U.S. prime rate and the U.K. and New Zealand base rates). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 6 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of U.S. and U.K. interest rates. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., U.K. and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2008.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies.  We have a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, Euro, Swedish krona, New Zealand dollar and Australian dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.  See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.  We also use balance sheet hedges to mitigate foreign exchange risk.  This strategy involves incurring British pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using U.S. dollar or British pound funds. We do not believe that we are significantly exposed to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand, and Canada are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$112,696	$73,563
Short-term investments	—	27,200
Accounts receivable:
Trade and other receivables	9,014	13,024
Long-term contracts	264,748	297,792
Allowance for doubtful accounts	(4,878)	(5,144)
	268,884	305,672

Inventories	45,118	27,342
Deferred income taxes	27,082	18,492
Prepaid expenses and other current assets	21,548	21,105
TOTAL CURRENT ASSETS	475,328	473,374

LONG-TERM CONTRACT RECEIVABLES	19,930	16,650

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	15,408	14,601
Buildings and improvements	43,379	46,519
Machinery and other equipment	83,598	84,149
Leasehold improvements	4,656	4,299
Accumulated depreciation and amortization	(93,154)	(92,317)
	53,887	57,251

OTHER ASSETS
Deferred income taxes	4,631	195
Goodwill	61,032	36,003
Purchased intangibles	19,060	1,922
Miscellaneous other assets	7,384	7,170
	92,107	45,290

TOTAL ASSETS	$641,252	$592,565

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

	September 30,
	2008	2007
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$23,288	$27,992
Customer advances	74,963	58,412
Accrued compensation	41,111	38,183
Other current liabilities	44,721	31,787
Income taxes payable	6,017	4,905
Current maturities of long-term debt	6,045	6,138
TOTAL CURRENT LIABILITIES	196,145	167,417

LONG-TERM DEBT	25,700	32,699

OTHER LIABILITIES
Accrued pension liability	16,451	1,530
Deferred compensation	7,821	8,148
Income taxes payable	6,283	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value (in thousands):
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value (in thousands):
Authorized—50,000 shares
2008—Issued 35,673 shares, outstanding—26,727 shares
2007—Issued 35,665 shares, outstanding—26,720 shares	12,485	12,357
Retained earnings	404,868	375,299
Accumulated other comprehensive income	7,570	31,184
Treasury stock at cost (in thousands):
2008—8,945 shares; 2007—8,945 shares	(36,071)	(36,069)
	388,852	382,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$641,252	$592,565

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2008	2007	2006
	(amounts in thousands, except per share data)

Net sales:
Products	$478,478	$517,165	$489,286
Services	402,657	372,705	332,100
	881,135	889,870	821,386
Costs and expenses:
Products	376,213	415,729	411,181
Services	333,268	311,811	276,032
Selling, general and administrative expenses	99,956	95,054	97,166
Restructuring costs	6,203	—	—
Research and development	12,231	5,178	6,112
	827,871	827,772	790,491

Operating income	53,264	62,098	30,895

Other income (expenses):
Gain on sale of assets	1,238	1,052	7,237
Interest and dividends	6,351	3,431	1,891
Interest expense	(2,745)	(3,403)	(5,112)
Other income (expense)	(653)	1,299	433
Minority interest in loss (income) of subsidiary	(216)	771	985

Income before income taxes	57,239	65,248	36,329

Income taxes	20,385	23,662	12,196

Net income	$36,854	$41,586	$24,133

Basic and diluted net income per common share	$1.38	$1.56	$0.90

Average number of common shares outstanding	26,725	26,720	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007	2006
		(in thousands)
Operating Activities:
Net income	$36,854	$41,586	$24,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,688	8,854	8,490
Deferred income taxes	(6,203)	745	514
Provision for doubtful accounts	(39)	19	145
Gain on sale of assets	(1,238)	(1,052)	(7,237)
Minority interest in income (loss) of subsidiary	216	(771)	(985)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	40,495	18,091	5,793
Inventories	(18,748)	(7,610)	1,577
Prepaid expenses	451	(8,048)	(2,051)
Accounts payable and other current liabilities	4,037	9,965	(2,112)
Customer advances	16,952	12,181	2,279
Income taxes	7,835	(2,741)	155
Other items - net	2,355	(2,063)	629
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,655	69,156	31,330

Investing Activities:
Acquisition of businesses, net of cash acquired	(53,776)	—	(785)
Proceeds from sale of assets	1,779	3,775	8,028
Proceeds from sale of short-term investments	66,160	241,606	4,000
Purchases of short-term investments	(39,070)	(259,935)	(12,850)
Purchases of property, plant and equipment	(8,100)	(6,098)	(9,789)
Other items - net	(2,254)	(139)	(513)
NET CASH USED IN INVESTING ACTIVITIES	(35,261)	(20,791)	(11,909)

Financing Activities:
Change in short-term borrowings	—	(10,000)	(16,437)
Principal payments on long-term debt	(6,112)	(6,112)	(6,052)
Proceeds from issuance of common stock	128	—	—
Purchases of treasury stock	(2)	—	(3)
Dividends paid to shareholders	(4,810)	(4,810)	(4,810)
NET CASH USED IN FINANCING ACTIVITIES	(10,796)	(20,922)	(27,302)

Effect of exchange rates on cash	(7,465)	3,740	1,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,133	31,183	(6,480)

Cash and cash equivalents at the beginning of the year	73,563	42,380	48,860

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$112,696	$73,563	$42,380

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other			Number
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Common	of Shares
per share amounts)	Income	Stock	Income	Earnings	Stock	Outstanding
October 1, 2005		$(36,066)	$1,667	$319,200	$12,357	26,720

Comprehensive income:
Net income	$24,133	—	—	24,133	—	—
Decrease in minimum pension liability	2,435	—	2,435	—	—	—
Foreign currency translation adjustment	4,321	—	4,321	—	—	—
Net unrealized losses from cash flow hedges	(8)	—	(8)	—	—	—
Comprehensive income	$30,881

Purchase of treasury stock		(3)	—	—	—	—
Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2006		(36,069)	8,415	338,523	12,357	26,720

Comprehensive income:
Net income	$41,586	—	—	41,586	—	—
Decrease in minimum pension liability	13,580	—	13,580	—	—	—
Foreign currency translation adjustment	9,189	—	9,189	—	—	—
Comprehensive income	$64,355

Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2007		(36,069)	31,184	375,299	12,357	26,720

Comprehensive income:
Net income	$36,854	—	—	36,854	—	—
Increase in minimum pension liability	(12,383)	—	(12,383)	—	—	—
Foreign currency translation adjustment	(11,231)	—	(11,231)	—	—	—
Comprehensive income	$13,240

Adoption of FIN48		—	—	(2,475)	—	—
Stock issued under equity incentive plan		—	—	—	128	7
Purchase of treasury stock		(2)	—	—	—	—
Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2008		$(36,071)	$7,570	$404,868	$12,485	26,727

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  Cubic Corporation (“Cubic” or “the Company”) designs, develops and manufactures products which are mainly electronic in nature, provides government services and services related to products previously produced by Cubic and others. The Company’s principal lines of business are defense and transportation fare collection systems. Principal customers for defense products and services are the United States and foreign governments. Transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and a 50% owned joint venture of which the Company was the primary beneficiary prior to its sale during 2008. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. Statements of income and cash flows are translated at the average exchange rates for each year. Transaction gains and losses on advances to foreign subsidiaries amounted to a $1.0 million loss in 2008, a gain of $0.7 million in 2007 and zero in 2006.

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

Short-term Investments:  Short-term investments include highly liquid, investment grade, institutional money market debt instruments categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities. Any net excess of fair market value over cost would be included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

We record short-term investments at fair value. At year end, our investment portfolio included the following:

	2008		2007
	Amortized	Fair	Amortized	Fair
September 30,	Cost	Value	Cost	Value
	(in thousands)
Money market preferred stock	$—	$—	$11,600	$11,600
Debt securities purchased at auction	—	—	15,600	15,600
	$—	$—	$27,200	$27,200

Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, which approximates current replacement cost. Work in process is stated at the actual production and engineering costs incurred to date, including applicable overhead, and is reduced by charging any amounts in excess of estimated realizable value to cost of sales. Where contracts include advances, performance-based payments and progress payments, the advances are reflected as an offset against any related inventory balances. Costs incurred for certain government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2008 and 2007 were $5.1 million and $0.7 million respectively.

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Depreciation is provided in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, straight-line methods are used for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements. Accelerated methods (declining balance and sum-of-the-years-digits) are used for machinery and equipment over estimated useful lives ranging from five to seven years. Provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $8.3 million, $7.9 million and $7.6 million in 2008, 2007 and 2006, respectively.

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

The changes in the carrying amount of goodwill for the two years ended September 30, 2008 are as follows:

	Transportation Segment	Defense Segment	Total
		(in thousands)
Balances at October 1, 2006	$8,615	$26,135	$34,750
Foreign currency exchange rate changes	747	506	1,253
Balances at September 30, 2007	9,362	26,641	36,003
Goodwill acquired during the year	—	27,045	27,045
Reduction of acquired tax accrual	—	(435)	(435)
Foreign currency exchange rate changes	(1,152)	(429)	(1,581)
Balances at September 30, 2008	$8,210	$52,822	$61,032

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Purchased Intangible Assets:  The table below summarizes the Company’s purchased intangible assets as follows:

	September 30, 2008			September 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$19,545	$(3,139)	$16,406	$4,732	$(2,810)	$1,922
Other purchased intangibles	2,787	(133)	2,654	—	—	—
Total	$22,332	$(3,272)	$19,060	$4,732	$(2,810)	$1,922

The company’s purchased intangible assets are subject to amortization and are being amortized on a combination of straight-line and sum-of-the-years-digits basis over a weighted average period of 6 years. Total amortization expense for 2008, 2007 and 2006, was $1.3 million, $0.9 million and $0.8 million, respectively.

The table below shows expected amortization for purchased intangibles as of September 30, 2008, for each of the next five years (in thousands):

2009	$5,607
2010	4,690
2011	3,642
2012	2,650
2013	1,734
Thereafter	737
$19,060

Impairment of Long-Lived Assets:  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2008, 2007 and 2006.

Deferred Compensation:  Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years or until periods after their respective retirements. Interest on deferred compensation accrues at market rates, until such time as it is paid in full. The interest rate is adjusted semi-annually and was 5.125% at September 30, 2008.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Comprehensive Income:  Comprehensive income and its components are presented in the statement of changes in shareholders’ equity. Accumulated comprehensive income (loss) consisted of the following:

September 30,	2008	2007
	(in thousands)
Adjustment to pension liability	$(7,436)	$4,947
Foreign currency translation	15,006	26,237
	$7,570	$31,184

The adjustment to the pension liability is shown net of a tax benefit of $4.0 million and a tax provision of $2.7 million at September 30, 2008 and 2007, respectively. Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

Revenue Recognition:  Sales and profits under the Company’s long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, are recognized using the cost-to-cost percentage of completion method of accounting. Sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, profit is not recognized until progress is demonstrated or contract milestones are reached. For certain other long-term, fixed price production contracts not requiring substantial development effort the Company uses the units-of-delivery percentage of completion method as the basis to measure progress toward completing the contract and recognizing sales.

Sales under cost-reimbursement type contracts are recorded as costs are incurred. Profits are included in earnings based on the ratio of costs incurred to the estimated total costs at completion. Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are recognized when the units of work are completed.

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

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Income Taxes:  The provision for income taxes includes federal, state, local, and foreign taxes.  Tax credits, primarily for research and development and export programs are recognized as a reduction of the provision for income taxes in the year in which they are available for tax purposes.  Deferred income taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when the temporary differences are settled or realized.  Valuation allowances are established for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. Annually the Company evaluates the capital requirements of its foreign subsidiaries and determines the amount of excess capital, if any, that is available for distribution. The Company provides for U.S. taxes on the amount determined to be excess capital available for distribution. The Company has not recognized United States tax expense on $52.4 million of undistributed earnings of its foreign subsidiaries at September 30, 2008, since it intends to reinvest the earnings outside the United States for the foreseeable future.

Earnings Per Share:  Per share amounts are based upon the weighted average number of shares of common stock outstanding.

Restructuring Activity: In the fourth quarter of 2008 the Company reduced its defense segment facility workforce by 139 employees. In addition, 6 corporate office positions were eliminated. Affected employees received severance pay and outplacement assistance, as well as company paid medical coverage for a defined period based on years of service. The cost of this restructuring was $6.2 million and is reflected in the company’s results for the fourth quarter.

The following table presents a rollforward of the Company’s restructuring liability, which is included within other current liabilities in the audited consolidated balance sheets (in thousands):

Employee
Separation
Expenses
Liability as of September 30, 2007	$—
Additions	6,203
Cash Payments	(4,523)
Liability as of September 30, 2008	$1,680

Derivative Financial Instruments:   The Company’s use of derivative financial instruments is limited to foreign exchange forward and option contracts used to hedge significant contract sales, purchase Commitments and investments that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment and to hedge net advances to foreign subsidiaries.  The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments, investments, payments to foreign vendors, and the value of foreign currency denominated receipts from customers. At September 30, 2008, the Company had foreign exchange contracts with a notional value of $135.6 million outstanding.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The Company accounts for derivatives pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and the underlying hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the years ended September 30, 2008, 2007 and 2006.

New Accounting Standards:  In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which was effective for the Company on October 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adopting FIN 48 on the Company’s financial condition at September 30, 2008 has been included in the accompanying consolidated financial statements. See Note 8 for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, which for the Company is the quarter ending December 31, 2008. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Management does not expect that the adoption of SFAS 157 will have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, which for the Company is the quarter ending December 31, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management does not expect that the adoption of SFAS 159 will have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations, effective for fiscal years beginning on or after December 15, 2008, which for the Company is the fiscal year beginning October 1, 2009. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. Management does not expect that the adoption of SFAS 141(R) will have a material impact on the Company’s results of operations, financial position or cash flows.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, effective for interim periods beginning after November 15, 2008, which for the Company is the quarter ending March 31, 2009. This statement requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Management does not expect that the adoption of SFAS 161 will have a material impact on the Company’s results of operations, financial position or cash flows.

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

NOTE 2—ACQUISITION

On July 29, 2008 the Company acquired all outstanding capital stock from the five shareholders of the privately-held Omega Training Group, Inc., headquartered in Columbus, Georgia.  The purchase was for $61.0 million in cash which was funded from existing cash reserves.  Cash consideration paid including costs of the acquisition, net of cash acquired, as of September 30, 2008 totaled $53.8 million.  The Company’s additional $6.1 million obligation in accordance with the agreement is included in other current liabilities at September 30, 2008, and has been subsequently paid. Omega provides training, testing, analysis, logistics and staffing services to U.S. Army locations at the U.S. Army Infantry School at Fort Benning, Fort Bliss, Fort Jackson and Fort Hood.  None of these locations are significant customers of the Company’s defense segment.  Founded in 1990, Omega now has 790 employees. Omega will be managed within the Company’s Mission Support Services business.

The following table summarizes the allocation of the purchase price for Omega (in millions):

Goodwill	$27.0
Trade name	2.8
Customer relationships	14.7
Backlog	2.2
Net assets assumed	14.3
Total	$61.0

The intangible assets which include trade name, customer relationships, and backlog have a weighted average useful life of 6 years from the date of acquisition. These intangible assets are included in “Miscellaneous other assets” on the Consolidated Balance sheets. Management expects the purchased intangibles and goodwill to be deductible in its tax returns over a 15 year period, which will generate deferred tax liabilities to the extent the deductions exceed book expense. The operations and assets of Omega for the two month period from July 29, 2008 to September 30, 2008 are included in the defense segment.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3—INVESTMENTS IN VARIABLE INTEREST ENTITIES

The Company was party to a 50/50 joint venture arrangement with the U.S. subsidiary of Rafael Armament Development Authority Ltd. (Rafael), an Israeli company, to manufacture certain of their products for sale to the U.S. and Israeli defense forces. During the fourth quarter of fiscal year 2008, the Company sold its interest in the joint venture arrangement to Rafael for approximately $1.8 million, resulting in a gain before applicable income taxes of $1.2 million, which is included in “Gain on sale of assets” on the Consolidated Statements of Income.  The joint venture generated sales of $8.3 million, $6.4 million, and $1.0 million in 2008, 2007 and 2006, respectively, and generated operating income of $0.4 million in 2008 and operating losses of $1.4 million and $1.9 million in 2007 and 2006, respectively.

Under the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” (FIN46) the Company consolidated the above joint venture, as it was the primary beneficiary of the joint venture arrangement prior to its sale. Minority interest in the net income and loss from this business is reflected in consolidated income.

The Company owns 37.5% of the common stock of Transaction Systems Limited (TranSys), a special-purpose company formed in the United Kingdom to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of up to seventeen years. In August 1998, TranSys was awarded the contract and began operations. Cubic and the other 37.5% shareholder participate in the PRESTIGE contract solely through subcontracts from TranSys. All of the work to be performed by TranSys is subcontracted to the two 37.5% shareholders and the arrangement provides for the pass-through of virtually all revenues from TfL to the two shareholders. As a result, TranSys has operated on a break-even basis and is expected to continue to do so. If TranSys were to eventually generate a net income or loss, the shareholders would share in this income or loss in accordance with their percentage ownership in TranSys. The Company’s investment in TranSys is immaterial. TranSys is considered a variable interest entity under the provisions of FIN 46; however, the Company does not consolidate TranSys, as it is not considered the primary beneficiary as defined in FIN 46.

In August 2008, TfL notified TranSys that they will be terminating the PRESTIGE fare collection system contract as of August 2010 in accordance with the early termination provision of the contract. As a result of this termination for convenience, upon completion if the contract in 2010, the operations of TranSys will cease.

Financing for the project was provided by a syndicate of banks which participated in creating the project’s financial structure. Debt servicing began in 2003 and will continue until the end of the contract in August 2010, at which time TfL is obligated to pay TranSys an amount sufficient to repay the loan, subject to a possible withhold, as described below. This debt is guaranteed by TfL and is nonrecourse to the shareholders of TranSys.

The contract termination notice triggers a requirement for TranSys to engage an independent engineer to produce a report on the state of the assets associated with the PRESTIGE system. The engineer has to deliver a report eleven months before the end of the contract, stating whether, in their opinion, the fare collection system assets are able to pass a “Performance Test” for a period of two years beyond the contract termination. The Performance Test requires the assets to perform at contractual minimum levels with broadly the same level of maintenance as that performed under the contract. If the engineer determines that the assets may fail the Performance Test then TranSys and its subcontractors have an eleven month period to carry out the necessary remediation of the assets.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3—INVESTMENTS IN VARIABLE INTEREST ENTITIES—Continued

Following the termination of the contract in August 2010, the same engineer will deliver a “Supplementary Report” which is a follow up assessment to take into account the remediation efforts of TranSys and its subcontractors, and to give an opinion on the remaining level of remediation work required in order to allow the system to pass the Performance Test for the two year period. The contract allows TfL to withhold an amount up to approximately £40 million (currently approximately $60 million) from its final payment to TranSys pending the delivery of the Supplementary Report and the completion of any remediation work identified in the report. This process is not expected to take longer than six months and TfL would be required to pay interest on any funds withheld.

TranSys is required to repay the banks in August 2010 and, to the extent that there is a funding shortfall in TranSys because of a withhold by TfL, the 37.5% shareholders are each required to provide TranSys with 50% of the cash required to fully repay the debt until the funds are returned to TranSys by TfL, at which time the shareholders would be repaid by TranSys. While there is the possibility that TfL will withhold some amount from TranSys upon contract termination, Cubic management does not believe this will be necessary. In recent years the fare collection system has consistently exceeded the contractual performance levels and Cubic management believes that sufficient costs have been included in its estimated costs to complete the contract to continue this level of performance for the required period. In addition, since Cubic has been selected as the successor contractor to the PRESTIGE contract, management believes TfL will have no reason to withhold funds to assure any required remediation will be completed.

The Company has provided certain performance guarantees to various parties related to the PRESTIGE contract and TranSys, including TfL, the banks and the TranSys shareholders. The other TranSys shareholders have provided similar performance guarantees to the same parties and to Cubic.

Summarized unaudited financial information for TranSys is as follows:

September 30,		2008	2007
		(in millions)
Balance Sheets:
Cash		$43.7	$66.1
Other current assets		116.3	121.4
Noncurrent unbilled contract accounts receivable		171.6	222.5
Total Assets		$331.6	$410.0

Current liabilities		$33.9	$66.4
Long-term debt		297.7	343.6
Equity		—	—
Total Liabilities and Equity		$331.6	$410.0

Years ended September 30,	2008	2007	2006
	(in millions )
Statement of Operations:
Sales	$215.3	$210.8	$118.6
Operating profit	$—	$—	$—
Net income	$—	$—	$—

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2008	2007
	(in thousands )
U.S. Government Contracts:
Amounts billed	$60,016	$55,362
Recoverable costs and accrued profits on progress completed—not billed	50,600	61,620
	110,616	116,982
Commercial Customers:
Amounts billed	47,209	45,692
Recoverable costs and accrued profits on progress completed—not billed	126,853	151,768
	174,062	197,460
	284,678	314,442
Less unbilled amounts not currently due—commercial customers	(19,930)	(16,650)
	$264,748	$297,792

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that substantially all of the unbilled portion of receivables identified as current assets will be billed and collected under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2009.

NOTE 5—INVENTORIES

Inventories are classified as follows:

September 30,	2008	2007
	(in thousands)

Finished products	$172	$240
Work in process and inventoried costs under long-term contracts	64,179	25,005
Customer advances	(20,783)	—
Materials and purchased parts	1,550	2,097
	$45,118	$27,342

At September 30, 2008 and 2007, work in process and inventoried costs under long-term contracts included approximately $1.6 million and $8.4 million, respectively, in costs incurred outside the scope of work on several contracts in the defense segment. Management believes it is probable these costs, plus a profit margin, will be recovered under contract change orders within the next year. $5.2 million of the September 30, 2007 balance related to a contract claim with the U.S. Navy for which a contract modification was received in November 2008 and is, therefore, no longer at risk.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2008	2007
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$24,000	$28,000

Unsecured note payable to an insurance company, with annual principal payments of $1,428,571 due in November. Interest at 6.11% is payable semiannually in November and May.	1,429	2,857

Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	6,316	7,980

	31,745	38,837
Less current portion	(6,045)	(6,138)

	$25,700	$32,699

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. The Company has also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys arrangement. As consideration for the performance guarantee, the Company has agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2008, the most restrictive covenant under these agreements leaves consolidated retained earnings of $170 million available for the payment of dividends to shareholders, purchases of the Company’s common stock and other charges to shareholders’ equity. To date, there have been no covenant violations.

The Company maintains a short-term borrowing arrangement totaling 6 million British pounds (equivalent to approximately $10.7 million) with a U.K. financial institution to help meet the short-term working capital requirements of its subsidiary, Cubic Transportation Systems Ltd. Any outstanding balances are guaranteed by Cubic Corporation, are repayable on demand, and bear interest at the bank’s base rate, as defined, plus one percent. At September 30, 2008, no amounts were outstanding under this borrowing arrangement.

The Company maintains a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) to help meet the short-term working capital requirements of its subsidiary in that country.  At September 30, 2008, no amounts were outstanding under this borrowing arrangement.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6—FINANCING ARRANGEMENTS—Continued

The Company has a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in March 2010. Commitment fees associated with this financing arrangement are 0.15% of the unutilized balance per annum. As of September 30, 2008 the Company had no short-term debt outstanding under this line of credit and $24.1 million in outstanding letters of credit.

Maturities of long-term debt for each of the five years in the period ending September 30, 2013, are as follows: 2009 – $6.0 million;  2010 – $4.6 million; 2011 – $4.6 million; 2012 – $4.6 million; 2013 – $4.6 million.

Interest paid amounted to $2.8 million, $3.6 million, and $4.7 million in 2008, 2007 and 2006, respectively.

As of September 30, 2008 the Company had letters of credit and bank guarantees outstanding totaling $74.5 million, which guarantee either the Company’s performance or customer advances under certain contracts. In addition, the Company had financial letters of credit outstanding totaling $6 million as of September 30, 2008, which primarily guarantee the Company’s payment of certain self-insured liabilities. The Company has never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, the fair value of these instruments is estimated to be zero.

The Company’s self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims primarily related to a business the Company sold in 1993. Under these arrangements, the Company self-insures only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $5.4 million and $3.3 million as of September 30, 2008 and 2007, respectively.

NOTE 7—COMMITMENTS

The Company leases certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2018.  These leases, some of which may be renewed for periods up to 10 years, generally require the lessee to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $6.2 million, $6.7 million, and $6.9 million in 2008, 2007 and 2006, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2008 (in thousands):

2009	$5,573
2010	3,462
2011	2,753
2012	2,145
2013	825
Thereafter	339
$15,097

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2008	2007	2006
	(in thousands)
Current:
Federal	$8,474	$9,695	$4,623
State	2,063	2,793	1,526
Foreign	16,051	10,429	5,533
Total current	26,588	22,917	11,682

Deferred (credit):
Federal	(5,440)	670	(594)
State	(1,078)	352	325
Foreign	315	(277)	783
Total deferred	(6,203)	745	514
Total income tax expense	$20,385	$23,662	$12,196

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities are as follows:

September 30,	2008	2007
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$9,796	$7,608
Allowance for doubtful accounts	1,833	1,896
Long-term contracts and inventory valuation reductions	14,185	8,401
Allowances for loss contingencies	4,506	4,257
Deferred compensation	3,145	3,205
Book over tax depreciation	2,295	2,155
Adjustment to pension liability	4,003	—
Other	1,498	—
Deferred tax assets	41,261	27,522

Deferred tax liabilities:
Adjustment to pension liability	—	2,665
Amortization of goodwill and intangibles	3,726	2,972
Prepaid expenses	2,007	1,925
State taxes	1,316	975
Other	2,499	298
Deferred tax liabilities	9,548	8,835
Net deferred tax asset	$31,713	$18,687

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—INCOME TAXES—Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2008	2007	2006
	(in thousands)

Tax at federal statutory rate	$20,034	$22,837	$12,715
State income taxes, net of federal tax effect	640	2,044	1,203
Income exclusion on export sales	—	(192)	(727)
Nondeductible expenses	152	157	292
Reversal of reserve accrued for tax contingencies	(1,205)	(911)	(1,060)
Tax effect from foreign earnings repatriation	3,856	2,626	1,660
Tax effect from foreign subsidiaries	(2,651)	(1,368)	(866)
Tax credits and other	(441)	(1,531)	(1,021)
	$20,385	$23,662	$12,196

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  As of September 30, 2008, the Company’s open tax years in significant jurisdictions include 2005-2008 in both the U.S. and the U.K. The Company believes it has adequately provided for uncertain tax issues not yet resolved with federal, state and foreign tax authorities. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition. As of September 30, 2008 and 2007 the Company had income tax reserves of $6.3 million and $5.4 million, respectively, included in Non-current Income Taxes Payable at September 30, 2008, and Current Income Taxes Payable at September 30, 2007.

As indicated in the table above, in 2008, 2007 and 2006 the Company was able to reverse $1.2 million, $0.9 million and $1.1 million, respectively, of tax reserves established in previous years due to the resolution of uncertain tax issues.

The Company made income tax payments, net of refunds, totaling $18.2 million, $26.2 million and $11.6 million in 2008, 2007 and 2006, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2008	2007	2006
	(in thousands)

United States	$4,920	$33,412	$17,346
Foreign	52,319	31,836	18,983
Total	$57,239	$65,248	$36,329

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—INCOME TAXES—Continued

Management evaluates the Company’s capital requirements in its foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the businesses. U.S. taxes are provided on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. In 2008, management determined that 11 million British Pounds ($21.7 million) was excess capital in the U.K. and 7 million New Zealand Dollars ($5.0 million) was excess capital in New Zealand and paid dividends of those amounts to the U.S. parent company in 2008. U.S. taxes provided on these dividends amounted to approximately $3.9 million in 2008. The remainder of the capital in the Company’s foreign operations is considered indefinitely reinvested; therefore, no additional amount for taxes due upon repatriation has been provided.

Undistributed earnings of all the Company’s foreign subsidiaries amounted to approximately $52.4 million at September 30, 2008. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. Determination of the total amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

The Company has recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which totaled $5.8 million at September 30, 2008 and $10.0 million at October 1, 2008, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $4.2 million resulted from the following:

Years ended September 30,	2008
(in thousands)

Balance at October 1, 2007	$10,001
Increase (decrease) related to tax positions in prior years
Recognition of benefits from change in tax method of accounting	(1,577)
Recognition of benefits from expiration of statutes	(2,673)
Tax postions related to the current year	1,008
Decreases related to settlements with taxing authoritites	(914)
Balance at September 30, 2008	$5,845

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—INCOME TAXES—Continued

At September 30, 2008, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective rate was $2.9 million, and $2.9 million would decrease goodwill. Over the next year, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded as of September 30, 2008. The amount of net interest and penalties recognized as a component of income tax expense during the years ended September 30, 2008, 2007 and 2006 was not material.  Interest and penalties accrued at September 30, 2008 amounted to $0.5 million.

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

The Company has profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over periods from zero to five years. More than half of the Company contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $14.2 million, $13.6 million and $11.6 million in 2008, 2007 and 2006, respectively.

Approximately one-fourth of the Company’s non-union employees in the U.S. are covered by a noncontributory defined benefit pension plan. The Company amended the plan to freeze plan benefits as of December 31, 2006 (“curtailment”). The effect of the curtailment is that no new benefits will be accrued after that date. The financial impact of this curtailment is reflected in the following disclosures. Approximately one-half of the Company’s European employees are covered by a contributory defined benefit pension plan. The Company’s funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. September 30 is used as the measurement date for these plans.

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

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans:

September 30,	2008	2007
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$164,075	$168,500
Service cost	3,520	5,056
Interest cost	9,761	9,581
Actuarial gain	(19,898)	(21,405)
Participant contributions	1,211	1,185
Gross benefits paid	(5,148)	(4,584)
Foreign currency exchange rate changes	(8,081)	5,742
Net benefit obligation at the end of the year	145,440	164,075

Change in plan assets:
Fair value of plan assets at the beginning of the year	162,542	136,345
Actual return on plan assets	(24,913)	19,209
Employer contributions	3,380	6,372
Participant contributions	1,211	1,185
Gross benefits paid	(5,148)	(4,584)
Administrative expenses	(809)	(693)
Foreign currency exchange rate changes	(7,274)	4,711
Fair value of plan assets at the end of the year	128,989	162,545

Unfunded status of the plans	(16,451)	(1,530)
Unrecognized net actuarial (gain) loss	11,439	(7,612)
Net amount recognized	$(5,012)	$(9,142)

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(11,439)	$7,612
Deferred tax asset (liability)	4,003	(2,665)
Accumulated other comprehensive income (loss)	$(7,436)	$4,947

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The accumulated benefit obligation (ABO) for all defined benefit pension plans was approximately $133.6 million at September 30, 2008. For the defined benefit pension plan in which the ABO was in excess of the fair value of plan assets, the projected benefit obligation , ABO and fair value of plan assets were as follows:

September 30,	2008	2007
	(in thousands)
Projected benefit obligation	$91,988	$102,162
Accumulated benefit obligation	91,988	102,162
Fair value of plan assets	82,534	101,816

The components of net periodic pension cost were as follows:

Years ended September 30,	2008	2007	2006
	(in thousands)

Service cost	$3,520	$5,056	$8,041
Interest cost	9,761	9,581	8,930
Expected return on plan assets	(12,706)	(11,323)	(9,687)
Amortization of:
Prior service cost	—	7	27
Actuarial loss	(243)	458	2,393
Curtailment charge	—	—	131
Administrative expenses	112	114	127
Net pension cost	$444	$3,893	$9,962

Years ended September 30,	2008	2007	2006
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	7.3%	6.2%	5.6%
Rate of compensation increase	4.8%	4.4%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	6.2%	5.6%	5.4%
Expected return on plan assets	8.0%	8.1%	8.2%
Rate of compensation increase	4.4%	4.5%	4.5%

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The Company’s pension plans weighted average asset allocations by asset category as of September 30 were as follows:

	2008	2007
Equity securities	71%	74%
Debt securities	22%	21%
Real estate	5%	4%
Other	2%	1%
Total	100%	100%

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

The Company does not involve itself with the day-to-day operations and selection process of individual securities and investments, and, accordingly, has retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. The Company provides each investment manager with specific investment guidelines relevant to its asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2008:

Asset Category	Allocation Range
Equity securities	35% to 65%
Debt securities	15% to 65%
Other, primarily cash and cash equivalents	0% to 40%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2008 and 2007.

The Company expects to contribute approximately $3.2 million to its pension plans in 2009.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2009	$6,572
2010	7,282
2011	7,742
2012	8,384
2013	8,822
2014-2018	54,212

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—LEGAL MATTERS

In 1991, the government of Iran commenced an arbitration proceeding against the Company seeking $12.9 million for reimbursement of payments made for equipment that was to comprise an Air Combat Maneuvering Range pursuant to a sales contract and an installation contract executed in 1977, and an additional $15 million for unspecified damages. The Company contested the action and brought a counterclaim for compensatory damages of $10.4 million.  In May 1997, the arbitral tribunal awarded the government of Iran $2.8 million, plus simple interest at the rate of 12% per annum from September 21, 1991 through May 5, 1997. In December 1998, the United States District Court granted a motion by the government of Iran confirming the arbitral award but denied Iran’s request for additional interest and costs. Both parties have appealed. In October 2004, the 9th Circuit Court of Appeals issued a decision in the case of two interveners who are attempting to claim an attachment on the amount that was awarded to Iran in the original arbitration. The Court denied one of the intervener’s liens but confirmed the second one’s lien. Iran asked the U.S. Supreme Court to review the 9th Circuit decision and to void the initial judgment against it. In 2006, the Supreme Court returned the case to the 9th Circuit for reconsideration, suggesting that the claimed lien cannot be enforced. The Court of Appeal then ruled that the lien was valid under the Terrorism Risk Insurance Act and Iran’s petition for review by the Supreme Court was granted; therefore, while the dispute between Iran and Cubic is on hold in the 9th Circuit the obligation upon Cubic to pay is stayed. Under current United States law and policy, any payment to the Revolutionary Government of Iran must first be licensed by the U.S. government. The Company is unaware of the likelihood of the U.S. government granting such a license. The Company is continuing to pursue its appeal in the 9th Circuit case against Iran, and management believes that a license from the U.S. government would be required in any case to make payment to or on behalf of Iran. However, in light of the 9th Circuit Court’s decision in the related intervener’s case, in 2004 the Company established a reserve of $6 million for the estimated potential liability and will continue to accrue interest on this amount until the ultimate outcome of the case is determined.

In January 2005, a bus fare collection system customer in North America issued a “cure notice” to the Company, alleging that its performance was not in accord with the contract. After unsuccessful negotiations with the customer, in March 2005, the Company filed for a temporary restraining order requesting that the customer be restrained from further interfering with the Company’s performance and from issuing a termination notice. The next business day, the customer issued a letter terminating the contract for default. In April 2005, the customer filed a claim for breach of contract, seeking damages for “all actual, consequential and liquidated damages sustained” as well as attorney’s fees. The contract limits liability to the contract value of $8.2 million, but the customer appears to be attempting to avoid that limitation. In May 2005, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims, claiming the amount owed under the contract of $4.2 million, plus interest and attorney’s fees. Management believes that both the customer’s default notice and claim for damages are unsupported and the Company is vigorously defending against the allegations. Based on the advice of counsel, management believes the Company had substantially completed the contract prior to termination and that the remaining contract value is due and that the Company will prevail at trial; therefore, no liability has been recorded for the former customer’s claim as of September 30, 2008. However, due to the uncertainty of collecting the outstanding receivable balance an allowance for doubtful accounts of $4.2 million was established and all costs incurred in the performance of the contract and costs incurred outside the scope of the contract were expensed in the year ended September 30, 2005.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—LEGAL MATTERS—Continued

In June 2005, a company that Cubic had an alleged agreement with, to potentially bid on a portion of automated fare collection contracts, filed a court claim for breach of contract, fraud, negligent misrepresentation, theft of trade secrets, and other related allegations. The claim seeks $15.0 million in compensatory damages, punitive damages, disgorgement of profits and a permanent injunction.  In November 2008 the Company agreed to settle this claim for a nominal amount.  Documents are expected to be finalized in December 2008.

In May 2007 the Company filed a claim with the U.S. Navy for $6.2 million arising out of allegedly defective specifications, the late delivery of government-furnished equipment and the Navy’s attempt to unilaterally impose additional contract requirements in connection with a contract whose initial award value was $31.8 million.  In February 2008, the Navy asserted a counter-claim seeking a $4.1 million reduction in the contract price because it allegedly relaxed certain specifications, provided more government-furnished equipment than was required and had to revise certain equipment and manuals furnished by the Company.  In November 2008 a negotiated settlement agreement was reached whereby the Company will receive payment of approximately $4.0 million for its additional costs incurred in performance of the contract and will furnish additional equipment in satisfaction of the customer’s requirements. The settlement also resolves the Navy’s $4.1 million counterclaim. In the year ended September 30, 2008, inventoried costs related to this claim were reduced to the settlement amount and a provision was made for the Company’s remaining obligations arising from the settlement agreement.

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

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—BUSINESS SEGMENT INFORMATION—Continued

Factors management used to identify the Company’s reportable segments:

The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop and manufacture distinct products with different customer bases.

Business segment financial data is as follows:

Years ended September 30,	2008	2007	2006
	(in millions)
Sales:
Transportation systems	$272.3	$236.6	$243.9
Defense	607.8	641.1	562.8
Other	1.0	12.2	14.7
Total sales	$881.1	$889.9	$821.4

Operating income:
Transportation systems	$43.0	$20.1	$2.8
Defense	18.3	44.2	31.4
Restructuring activity	(6.2)	—	—
Unallocated corporate expenses and other	(1.8)	(2.2)	(3.3)
Total operating income	$53.3	$62.1	$30.9

Assets:
Transportation systems	$144.5	$170.6	$207.8
Defense	357.2	293.1	255.1
Corporate and other	139.6	128.9	85.2
Total assets	$641.3	$592.6	$548.1

Depreciation and amortization:
Transportation systems	$1.8	$2.2	$2.6
Defense	7.4	6.1	5.3
Corporate and other	0.5	0.5	0.6
Total depreciation and amortization	$9.7	$8.8	$8.5

Expenditures for long-lived assets:
Transportation systems	$1.0	$1.8	$0.9
Defense	4.8	4.3	8.5
Corporate and other	2.3	—	0.4
Total expenditures for long-lived assets	$8.1	$6.1	$9.8

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—BUSINESS SEGMENT INFORMATION—Continued

Years ended September 30,	2008	2007	2006
	(in millions)
Geographic Information:
Sales (a):
United States	$532.3	$606.6	$566.8
United Kingdom	189.6	153.1	120.2
Canada	25.4	26.5	28.6
Australia	43.0	26.9	27.3
Middle East	37.8	17.2	18.6
Far East	38.1	43.4	26.1
Other	14.9	16.2	33.8
Total sales	$881.1	$889.9	$821.4

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$47.4	$48.0	$48.3
United Kingdom	12.0	14.1	12.5
Other foreign countries	1.9	2.0	1.8
Total long-lived assets, net	$61.3	$64.1	$62.6

Defense segment sales include $477.8 million, $484.4 million and $427.2 million in 2008, 2007 and 2006, respectively, of sales to U.S. Government agencies.  Transportation systems sales include $110.7 million, $71.4 million, and $49.7 million of sales to TranSys in 2008, 2007 and 2006, respectively. No other single customer accounts for 10% or more of the Company’s revenue.

NOTE 12—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2008 and 2007:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2008
Net sales	$202,722	$210,280	$232,892	$235,241
Operating income	17,088	13,886	11,475	10,815
Net income	10,676	9,646	8,478	8,054
Net income per share	0.40	0.36	0.32	0.30

Fiscal 2007
Net sales	$202,935	$230,041	$233,749	$223,145
Operating income	11,691	17,799	16,560	16,048
Net income	8,325	11,211	11,177	10,873
Net income per share	0.31	0.42	0.42	0.41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 9 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers Accounting for Defined Benefit Pensions and Other Postretirement Plans, an amendment to SFAS No. 87, 88, 106, and 132(R) during the year ended September 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cubic Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, CA

December 2, 2008

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures – The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Omega Training Group, Inc. (Omega), acquired in the fourth quarter of 2008. Omega is included in the consolidated financial statements of Cubic Corporation and constituted $72.0 million and $9.6 million of total assets and liabilities, respectively, as of September 30, 2008 and $12.6 million and $2.3 million of total revenues and operating income, respectively, for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting at the entity listed above due to the timing of the acquisition.

Changes in Internal Controls Over Financial Reporting – There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company acquired Omega in the fourth quarter of 2008, as mentioned in the preceding paragraph; however, the Company does not believe this acquisition will have a material affect on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did non include the internal controls of Omega Training Group, Inc., which is included in the 2008 consolidated financial statements of Cubic Corporation and constituted $72.0 million and $9.6 million of total assets and total liabilities, respectively, as of September 30, 2008 and $12.6 million and $1.4 million of total revenues and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of Cubic Corporation also did not include an evaluation of internal control over financial reporting of the entity listed above.

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 of Cubic Corporation and our report dated December 2, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
December 2, 2008

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

Consolidated Balance Sheets

September 30, 2008 and 2007

Consolidated Statements of Income

Years ended September 30, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity

Years ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows

Years ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

September 30, 2008

(2)	The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)                                 Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3(ii).
10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1
10.2	Amended Transition Protection Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/2/08	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/2/08	/s/ Walter J. Zable
Date	WALTER J. ZABLE,
President, Chief Executive Officer
and Chairman of the Board of
Directors

12/2/08	/s/ Walter C. Zable
Date	WALTER C. ZABLE,
Vice President and Vice Chairman
of the Board of Directors

12/2/08	/s/ Raymond L. deKozan
Date	RAYMOND L. deKOZAN,
Director, Senior Group Vice
President

12/2/08	/s/ Raymond E. Peet
Date	RAYMOND E. PEET,
Director

12/2/08	/s/ John H. Warner
Date	JOHN H. WARNER,
Director

12/2/08	/s/ Robert S. Sullivan
Date	ROBERT S. SULLIVAN,
Director

12/2/08	/s/ Bruce G. Blakley
Date	BRUCE G. BLAKLEY,
Director

12/2/08	/s/ William W. Boyle
Date	WILLIAM W. BOYLE,
Director, Senior Vice President and
Chief Financial Officer

12/2/08	/s/ Mark A. Harrison
Date	MARK A. HARRISON,
Vice President and Corporate
Controller (Principal Accounting
Officer)