Form 10-Q
period 2008-12-31
CUBIC CORP /DE/
filed 2009-02-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No ☒

As of January 23, 2009, registrant had only one class of common stock of which there were 26,731,987 shares outstanding (after deducting 8,945,120 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007

Net sales:
Products	$123,077	$112,347
Services	121,774	90,375
	244,851	202,722

Costs and expenses:
Products	94,984	84,190
Services	100,231	74,891
Selling, general and administrative	26,646	24,779
Research and development	1,860	1,774
	223,721	185,634

Operating income	21,130	17,088

Other income (expense):
Interest and dividends	570	1,521
Interest expense	(532)	(732)
Other expense	(85)	(306)
Minority interest in loss of subsidiary	—	5

Income before income taxes	21,083	17,576

Income taxes	6,900	6,900

Net income	$14,183	$10,676

Basic and diluted net income per common share	$0.53	$0.40

Average number of common shares outstanding	26,727	26,722

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2008	2008
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$91,276	$112,696
Accounts receivable - net	275,344	268,884
Inventories	42,658	45,118
Deferred income taxes and other current assets	48,567	48,630
Total current assets	457,845	475,328

Long-term contract receivables	12,500	19,930
Property, plant and equipment - net	51,072	53,887
Goodwill	59,266	61,032
Purchased intangibles	17,619	19,060
Deferred income taxes and other non-current assets	11,496	12,015
	$609,798	$641,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,439	$23,288
Customer advances	64,495	74,963
Other current liabilities	74,094	85,832
Income taxes payable	5,190	6,017
Current portion of long-term debt	5,935	6,045
Total current liabilities	171,153	196,145

Long-term debt	19,124	25,700
Other long-term liabilities	30,105	30,555

Shareholders’ equity:
Common stock	12,485	12,485
Retained earnings	419,051	404,868
Accumulated other comprehensive income (loss)	(6,049)	7,570
Treasury stock at cost	(36,071)	(36,071)
	389,416	388,852
	$609,798	$641,252

Note: The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2008	2007
Operating Activities:
Net income	$14,183	$10,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,460	2,106
Changes in operating assets and liabilities	(13,151)	14,038
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,492	26,820

Investing Activities:
Acquisitions, net of cash acquired	(6,100)	—
Net additions to property, plant and equipment	(1,448)	(1,828)
Proceeds from sales of marketable securities	—	66,300
Purchases of marketable securities	—	(39,100)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,548)	25,372

Financing Activities:
Principal payments on long-term borrowings	(5,568)	(5,605)
Other	—	43
NET CASH USED IN FINANCING ACTIVITIES	(5,568)	(5,562)

Effect of exchange rates on cash	(12,796)	(1,111)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,420)	45,519

Cash and cash equivalents at the beginning of the period	112,696	73,563

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$91,276	$119,082

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Trade and other receivables	$8,352	$9,014
Long-term contracts:
Billed	121,440	107,225
Unbilled	158,678	177,453
Allowance for doubtful accounts	(626)	(4,878)
Total accounts receivable	287,844	288,814
Less estimated amounts not currently due	(12,500)	(19,930)
Current accounts receivable	$275,344	$268,884

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2008 under transportation systems contracts in Australia and the U.K. and a defense contract in Canada. The non-current balance at September 30, 2008 represented non-current amounts due from transportation systems contracts in the U.S., Australia and the U.K. and a defense contract in Canada.

Note 2 – Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Finished products	$47	$172
Work in process and inventoried costs under long-term contracts	62,711	64,179
Customer advances	(21,605)	(20,783)
Raw material and purchased parts	1,505	1,550
Total inventories	$42,658	$45,118

At December 31, 2008, work in process and inventoried costs under long-term contracts includes approximately $2.4 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $1.6 million as of September 30, 2008. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Net income	$14,183	$10,676
Foreign currency translation adjustments	(13,545)	(1,058)
Net unrealized gain (loss) from cash flow hedges	(74)	34
Comprehensive income	$564	$9,652

Note 4 – Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2008	2007
Sales:
Defense	$169.8	$146.2
Transportation systems	74.4	56.5
Corporate and other	0.7	—
Total sales	$244.9	$202.7

Operating income (loss):
Defense	$12.7	$9.8
Transportation systems	10.0	7.3
Corporate and other	(1.6)	—
Total operating income	$21.1	$17.1

Note 5 – Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of December 31, 2008, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $20.3 million.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Service cost	$594	$888
Interest cost	2,550	2,518
Expected return on plan assets	(2,455)	(3,261)
Amortization of:
Actuarial loss (gain)	105	(53)
Administrative expenses	44	30
Net pension cost	$838	$122

Note 7 – New Accounting Pronouncements

During the quarter ended December 31, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. As of December 31, 2008, the Company had foreign exchange forward contracts that are valued based on inputs that are observable in the market. These assets and liabilities fall in the Level 2 hierarchy established by SFAS 157, and are immaterial. Therefore, the adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

During the quarter ended December 31, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning October 1, 2009. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. Following adoption, the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from recorded amounts will be adjusted through earnings, rather than goodwill.  Management does not expect that the adoption of SFAS 141(R) will have a material impact on the Company’s results of operations or financial position.  Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to October 1, 2009, are reflected in the financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008, which for the Company is the fiscal year beginning October 1, 2009. This statement requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Management does not expect that the adoption of SFAS 160 will have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is the quarter ending March 31, 2009. This statement requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Management does not expect that the adoption of SFAS 161 will have a material impact on the Company’s results of operations or financial position.

Note 8 – Income Taxes

The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), increased by $0.1 million during the first three months of fiscal 2009 to $5.9 million, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3.0 million at December 31, 2008.

As of December 31, 2008, the Company’s open tax years in significant jurisdictions include 2005-2008 in both the U.S. and the U.K. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The Company continues to report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties recognized as a component of income tax expense during the three months ended December 31, 2008 was not material.  Interest and penalties accrued at December 31, 2008 amounted to $0.5 million.

During the three months ended December 31, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal Research and Experimentation (R&E) tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the three months ended December 31, 2008 reflected a $0.8 million tax benefit related to fiscal 2008 R&E expenditures.

Note 9 – Legal Matters

In December 2008, the Company was named in a purported class-action suit in the U.S. District Court, Southern District, CA, seeking reclassification of certain employees working on a U.S. Government subcontract from salaried to hourly, overtime pay, back pay and damages under a variety of theories for violation of California and Federal labor and employment laws. The complaint alleges the value of these claims could exceed $5 million. Management believes the allegations have little, if any, merit and plans to vigorously defend the Company against these claims. No court date has been established while the court reviews jurisdictional issues. Management has made an indemnification demand on the prime contractor for damages that may arise from this action. Management intends also to work with the U.S. Government to rectify this litigation. No liability for this claim has been recorded as of December 31, 2008.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2008

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

Consolidated Overview

Sales for the first quarter ended December 31, 2008 increased to $244.9 million compared to $202.7 million last year, an increase of 21%. Defense sales increased 16% compared to last year, and transportation systems sales increased by 32%. Of the increase in total sales, $17.5 million, came from the company we acquired in late fiscal 2008, Omega Training Group (Omega), and is included in the defense segment results. See the segment discussions following for further analysis of segment sales.

Operating income increased 23% to $21.1 million in the first quarter compared to $17.1 million in the first quarter of last year. Defense operating income increased 30% while transportation systems operating income increased 37%. Also included in operating income were corporate and other costs of $1.6 million this year, compared to zero in the first quarter of last year. These costs included a $0.8 million investment in the development and marketing of new security related technologies. Of the increase in total operating income for the quarter, $1.2 million came from Omega and is included in the defense segment results. See the segment discussions following for further analysis of segment operating income.

Selling, general and administrative (SG&A) expenses increased in the first quarter of this year to $26.6 million compared to $24.8 million last year, but as a percentage of sales, decreased from 12.2% to 10.9%. All of the increase in SG&A expenses came from the newly acquired company mentioned above, including amortization of purchased intangibles of $1.4 million. Company funded research and development expenditures were up only slightly in the first quarter compared to last year, however, the focus shifted to transportation and security related projects with less invested this year in defense related technologies.

Our projected effective tax rate for fiscal 2009 is 37.3%, including expected benefits from the research and experimentation (R&E) credit that was reinstated by the U.S. Congress in October 2008. The first quarter tax provision also benefited from the retroactive reinstatement of the R&E credit to January 1, 2008, which reduced the provision by approximately $0.8 million. The effective rate for fiscal 2009 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Net income for the first quarter of fiscal 2009 increased to $14.2 million, or 53 cents per share, compared to $10.7 million, or 40 cents per share last year as a result of the increase in operating income and the tax benefit described above, partially offset by a decrease in investment income resulting primarily from lower interest rates, as most of our cash is now invested in government-backed obligations.

Defense Segment

	Three Months Ended
	December 31,
	2008	2007
	(in millions)
Defense Segment Sales
Mission support services	$103.8	$72.3
Training systems	53.8	62.9
Communications	11.9	8.8
Tactical systems and other	0.3	2.2
	$169.8	$146.2

Defense Segment Operating Income
Mission support services	$7.5	$5.5
Training systems	6.1	5.5
Communications	—	(0.8)
Tactical systems and other	(0.9)	(0.4)
	$12.7	$9.8

Mission Support Services

Sales from Mission Support Services increased 44% to $103.8 million in the first quarter of this year, from $72.3 million last year. Of this increase $17.5 million came from Omega, the company acquired late last fiscal year. Higher sales also came from an increase in activity during the first quarter at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. and from a contract at the U.S. Army’s Quartermaster Center and School.

Mission Support Services operating income increased 36% to $7.5 million in the first quarter of this year from $5.5 million in the first quarter of last year. Of this increase, $1.2 million came from Omega, net of amortization of purchased intangibles of $1.4 million. Higher sales from the JRTC also resulted in higher operating income; however, this was more than offset by lower profits from our U.S. Marine Corp. program, as we started a new five year contract cycle with lower margins than previously realized. During the quarter we received a contract modification related to the completed U.S. Marine Corp. contract that reimbursed us for out-of-scope costs expensed last year, adding $1.2 million to operating income.

Training Systems

Training systems sales decreased from $62.9 million in the first quarter of last year to $53.8 million this year, a decrease of 14%. Sales were lower from the Joint Strike Fighter (JSF) development contract and the P5 air combat training system contract. Sales were also lower from several ground combat training systems and electro-optics (laser-based tactical engagement systems) contracts during the quarter. Sales increased for the quarter from small arms training systems.

Training systems operating income increased 11% from $5.5 million in the first quarter of last year to $6.1 million this year. The increase in sales of small arms training systems added to operating profits for the quarter, in addition to the sale of spare parts for an air combat training system in the Far East. Last year’s first quarter had also included costs incurred during a plant shutdown resulting from the San Diego fires in October 2007. Partially offsetting these profit improvements were additional costs incurred on two electro-optics contracts during the first quarter of this year.

Communications

Communications sales were $11.9 million in the first quarter of 2009, an increase of 35% from $8.8 million in the same quarter last year. A settlement agreement reached in the first quarter with the U.S. Navy on a data link development contract added $3.3 million to sales for the quarter, accounting for the increase. Sales decreased from the sale of personnel locator systems, partially offset by higher sales from data link contracts, in addition to the settlement mentioned above.

Operating results from communications were break-even for the first quarter of this year compared to an operating loss of $0.8 million for the first quarter of last year. The operating loss last year came primarily from a data link development contract for unmanned aerial vehicles in the U.K. In the current year, operating income from the sale of power amplifiers was offset by cost growth from a data link development contract in the U.S. and a loss from personnel locator systems due to very low sales volume in the quarter. The settlement agreement with the U.S. Navy referred to above had no significant impact on operating income for the quarter.

Transportation Systems Segment

	Three Months Ended
	December 31,
	2008	2007
	(in millions)

Transportation Segment Sales	$74.4	$56.5

Transportation Segment Operating Income	$10.0	$7.3

Transportation segment sales increased from $56.5 million in the first quarter of last year to $74.4 million this year, an increase of 32%. Sales increased primarily in North America from a fare collection development contract awarded last year and from the sale of spare parts. Sales to train operating companies in the U.K. also increased over the first quarter of last year.

Operating income from transportation systems increased 37% in the first quarter from $7.3 million last year to $10.0 million this year. Higher profits came from increased spares sales in the U.S. and increased sales to train operating companies in the U.K. During the first quarter, Transport for London (TfL) awarded Cubic directly a new three year contract for the period from August 2010 to August 2013 that includes virtually all of the services currently being performed under the PRESTIGE contract by our 37.5% owned subsidiary, TranSys, through Cubic and the other primary shareholder. At the same time, an agreement was reached that resolves several disputed issues with the other primary shareholder of TranSys. Settlement agreements were also reached during the quarter with two other customers to restructure our contracts with them. The two contract restructurings and the dispute resolution added a net $1.6 million to operating income for the quarter. As a result of one of the contract restructurings, we wrote off accounts receivable of $4.0 million against the associated allowance for doubtful accounts, resulting in no impact on operating income.

A lower average exchange rate between the British Pound and the U.S. Dollar in the current quarter compared to the first quarter of 2008, decreased sales by $9.6 million and operating income by $2.5 million in the quarter.

Backlog

	December 31, 2008	September 30, 2008
	(in millions)
Total backlog
Transportation systems	$653.6	$480.6
Defense:
Mission support services	799.5	880.0
Training systems	341.8	363.6
Communications and electronics	45.4	45.9
Tactical systems and other	2.4	2.4
Total defense	1,189.1	1,291.9
Total	$1,842.7	$1,772.5

Funded backlog
Transportation systems	$653.6	$480.6
Defense:
Mission support services	160.8	180.6
Training systems	341.8	363.6
Communications and electronics	45.4	45.9
Tactical systems and other	2.4	2.4
Total defense	550.4	592.5
Total	$1,204.0	$1,073.1

As reflected in the table above, total backlog increased $70.2 million at December 31, 2008 compared to September 30, 2008. Transportation systems backlog increased $173.0 million and defense backlog decreased $102.8 million during the quarter. The new contract awarded by TfL added $255 million (£170 million) to transportation systems backlog during the quarter, however, a lower exchange rate between the British Pound and the U.S. Dollar as of the end of the quarter decreased backlog by approximately $50 million compared to September 30, 2008. Funded backlog increased $130.9 million during the period, with transportation systems increasing $173.0 million and defense funded backlog decreasing by $42.1 million.

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

Liquidity and Capital Resources

Operating activities provided cash of $4.5 million for the first quarter. Net income for the period was partially offset by a reduction in customer advances and other current liabilities and an increase in accounts receivable.  Positive operating cash flows came from the transportation systems segment while defense cash flows were negative for the quarter. A receipt of $9.8 million that was due from the U.S. Government during the quarter was delayed due to an administrative error. This amount was received subsequent to the end of the quarter.

Investing activities for the three-month period consisted of capital expenditures of $1.4 million and the final payment related to our fiscal year 2008 acquisition of Omega, amounting to $6.1 million.  Financing activities for the quarter consisted of scheduled payments on our long-term debt of $5.6 million.

A significantly lower exchange rate between foreign currencies, especially the British Pound, and the U.S. Dollar resulted in a decrease of $12.8 million to our cash balance as of December 31, 2008 compared to September 30, 2008, and a decrease to Accumulated Other Comprehensive Income of $13.5 million during the quarter. Although this does not directly impact liquidity, if these exchange rates remain low or continue to decrease, there will be an impact on our sales and operating income, as noted in the transportation systems section above. This may also influence our future decisions to pay dividends from our foreign subsidiaries to the U.S. parent company and potentially decrease working capital available in the U.S.

Our financial condition remains strong with working capital of $286.7 million and a current ratio of 2.7 to 1 at December 31, 2008. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2008, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2008.

The Company has made changes to its internal control over financial reporting in connection with a transition to a new accounting software system in its Mission Support Services business. During fiscal 2009, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. Except for those made in connection with the new accounting software system, there were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CUBIC CORPORATION

Date	February 4, 2009	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	February 4, 2009	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller