Form 10-Q
period 2009-03-31
CUBIC CORP /DE/
filed 2009-05-07
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

Commission File Number 1-8931

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue

San Diego, California 92123

Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).   Yes ☐ No ☒

As of April 23, 2009, registrant had only one class of common stock of which there were 26,731,987 shares outstanding (after deducting 8,945,120 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales:
Products	$246,727	$230,096	$123,650	$117,749
Services	240,997	182,906	119,223	92,531
	487,724	413,002	242,873	210,280

Costs and expenses:
Products	181,715	175,597	86,731	91,407
Services	203,493	153,773	103,262	78,882
Selling, general and administrative	56,063	48,875	29,417	24,096
Research and development	3,514	3,783	1,654	2,009
	444,785	382,028	221,064	196,394

Operating income	42,939	30,974	21,809	13,886

Other income (expense):
Interest and dividends	858	2,793	288	1,272
Interest expense	(1,027)	(1,391)	(495)	(659)
Other income	530	328	615	634
Minority interest in loss of subsidiary	—	118	—	113

Income before income taxes	43,300	32,822	22,217	15,246

Income taxes	14,900	12,500	8,000	5,600

Net income	$28,400	$20,322	$14,217	$9,646

Basic and diluted net income per common share	$1.06	$0.76	$0.53	$0.36

Dividends per common share	$0.09	$0.09	$0.09	$0.09

Average number of common shares outstanding	26,730	26,723	26,732	26,724

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2009	2008
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$167,141	$112,696
Accounts receivable - net	239,876	268,884
Inventories - net	47,270	45,118
Deferred income taxes and other current assets	46,453	48,630
Total current assets	500,740	475,328

Long-term contract receivables	9,627	19,930
Property, plant and equipment - net	50,219	53,887
Goodwill	59,080	61,032
Purchased intangibles	17,869	19,060
Other assets	11,026	12,015
	$648,561	$641,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,820	$23,288
Customer advances	87,194	74,963
Other current liabilities	81,867	85,832
Income taxes payable	2,728	6,017
Current portion of long-term debt	4,498	6,045
Total current liabilities	199,107	196,145

Long-term debt	20,351	25,700
Other long-term liabilities	29,903	30,555

Shareholders’ equity:
Common stock	12,530	12,485
Retained earnings	430,862	404,868
Accumulated other comprehensive income (loss)	(8,121)	7,570
Treasury stock at cost	(36,071)	(36,071)
	399,200	388,852
	$648,561	$641,252

Note: The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Operating Activities:
Net income	$28,400	$20,322	$14,217	$9,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,848	4,104	3,388	1,998
Changes in operating assets and liabilities	49,815	628	62,966	(13,410)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	85,063	25,054	80,571	(1,766)

Investing Activities:
Acquisitions, net of cash acquired	(7,886)	—	(1,786)	—
Net additions to property, plant and equipment	(2,610)	(4,864)	(1,162)	(3,036)
Proceeds from sales of marketable securities	—	66,300	—	—
Purchases of marketable securities	—	(39,100)	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,496)	22,336	(2,948)	(3,036)

Financing Activities:
Principal payments on long-term borrowings	(5,694)	(5,777)	(126)	(172)
Other	45	128	45	85
NET CASH USED IN FINANCING ACTIVITIES	(5,649)	(5,649)	(81)	(87)

Effect of exchange rates on cash	(14,473)	(47)	(1,677)	1,064

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,445	41,694	75,865	(3,825)

Cash and cash equivalents at the beginning of the period	112,696	73,563	91,276	119,082

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$167,141	$115,257	$167,141	$115,257

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2009	2008
	(unaudited)
Trade and other receivables	$8,454	$9,014
Long-term contracts:
Billed	84,178	107,225
Unbilled	161,179	177,453
Allowance for doubtful accounts	(4,308)	(4,878)
Total accounts receivable	249,503	288,814
Less estimated amounts not currently due	(9,627)	(19,930)
Current accounts receivable	$239,876	$268,884

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2009 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2008 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2009	2008
	(unaudited)
Finished products	$113	$172
Work in process and inventoried costs under long-term contracts	70,912	64,179
Customer advances	(25,312)	(20,783)
Raw material and purchased parts	1,557	1,550
Net inventories	$47,270	$45,118

At March 31, 2009, work in process and inventoried costs under long-term contracts includes approximately $3.0 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $1.6 million as of September 30, 2008. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$28,400	$20,322	$14,217	$9,646
Foreign currency translation adjustments	(15,615)	358	(2,070)	1,416
Net unrealized loss from cash flow hedges	(76)	(129)	(2)	(163)
Comprehensive income	$12,709	$20,551	$12,145	$10,899

Note 4 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales:
Defense	$343.5	$284.4	$173.7	$138.2
Transportation systems	143.0	128.6	68.6	72.1
Corporate and other	1.2	—	0.5	—
Total sales	$487.7	$413.0	$242.8	$210.3

Operating income (loss):
Defense	$24.0	$12.6	$11.3	$2.8
Transportation systems	22.5	19.2	12.5	11.9
Corporate and other	(3.6)	(0.8)	(2.0)	(0.8)
Total operating income	$42.9	$31.0	$21.8	$13.9

Note 5 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of March 31, 2009, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $39.9 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$1,155	$1,763	$561	$875
Interest cost	5,051	5,023	2,501	2,505
Expected return on plan assets	(4,864)	(6,505)	(2,409)	(3,244)
Amortization of: actuarial loss (gain)	210	(105)	105	(52)
Administrative expenses	88	60	44	30
Net pension cost	$1,640	$236	$802	$114

Note 7 — New Accounting Pronouncements

During the quarter ended December 31, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. As of March 31, 2009, the Company had foreign exchange forward contracts that are valued based on inputs that are observable in the market. These assets and liabilities fall in the Level 2 hierarchy established by SFAS 157, and are immaterial. Therefore, the adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

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

During the quarter ended March 31, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. Refer to Note 10 for additional discussion.

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

Note 8 — Income Taxes

The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was $5.8 million at March 31, 2009 and September 30, 2008, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $2.9 million at March 31, 2009.

As of March 31, 2009, the Company’s open tax years in significant jurisdictions include 2005-2008 in both the U.S. and the U.K. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The Company continues to report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties recognized as a component of income tax expense during the three- and six-month periods ended March 31, 2009 was not material.  Interest and penalties accrued at March 31, 2009 amounted to $0.5 million.

In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal Research and Experimentation (R&E) tax credit, retroactive to January 1, 2008. As a result, the effective tax rate for the first half of fiscal 2009 reflected a $0.8 million tax benefit related to fiscal 2008 R&E expenditures.

Note 9 — Legal Matters

In 2005, a bus fare collection system customer in North America issued a letter terminating its contract with the Company for default and filed a claim for breach of contract. The same year, the Company filed an answer and general denial and subsequently filed a verified petition alleging breach of contract and other substantive claims. In March 2009 the parties reached a settlement agreement which modified the contract to include additional work to refurbish certain bus fare collection equipment that was supplied by Cubic under a previous contract and to supply additional equipment. This contract modification has a value of $2.0 million to be completed over a 12 month period.  The notice of termination for default has been withdrawn as a result of this contract modification and all legal actions between the two parties have been settled and dismissed. The Company provided adequate reserves for this settlement in previous periods, therefore, there is no additional cost resulting from the settlement in the quarter ended March 31, 2009.

In December 2008, the Company was named in a purported class-action suit in the U.S. District Court, Southern District, CA, seeking reclassification of certain employees working on a U.S. Government subcontract from salaried to hourly, overtime pay, back pay and damages under a variety of theories for violation of California and Federal labor and employment laws. The complaint alleges the value of these claims could exceed $5 million. The matter is in the very early stages of the litigation process and almost no discovery has been conducted to date. Management is vigorously defending the Company against these claims. Management has made an indemnification demand on the prime contractor for damages that may arise from this action and believes there is a reasonable basis for insurance coverage. At this early stage of the proceeding, management believes it is possible, but not likely that a significant loss will be incurred and no liability for this claim has been recorded as of March 31, 2009.

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against Cubic Defense Systems (CDS) of $2.8 million, plus interest, relating to a contract executed in 1977. Both parties appealed to the 9th Circuit Court of Appeals, where the cases are stayed. A third party, Mr. Elahi, who had obtained a large monetary judgment against Iran, attached Iran’s judgment against CDS. In April, 2009, the United States Supreme Court ruled that Mr. Elahi’s lien was invalid because he had accepted funds under the United States Victims of Trafficking and Violence Protection Act of 2000 (VPA) and had signed a required statutory release of further claims. The Company is unaware that any other potential lienor of Iran’s judgment has obtained a valid court order enforcing a lien, or that any such potential claimant against Iran’s judgment has not received VPA funds. Under a 1995 Presidential executive order, all transactions by United States citizens with Iran are prohibited. Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that Cubic would be permitted to pay any amount to Iran. The Company continues to maintain the liability reserve it established in 2004 for the full amount of the judgment, plus interest.

Note 10 — Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS No. 161 effective January 1, 2009.

The Company utilizes derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage its exposure to fluctuations in foreign currency exchange rates. The Company does not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated Other Comprehensive Income until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, a change in fair value is immediately recognized in earnings. The Company formally documents all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

The Company classifies the fair value of all derivative contracts as either current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

SFAS No. 161 requires tabular disclosures of the impact that derivative instruments and hedging activities have on the Company’s financial statements. The Company has not provided these disclosures because the amounts as of and for the three months ended March 31, 2009 are not significant. Due to delays in completion of a contract in Sweden, a foreign currency hedge contract became classified as not highly effective. As a result, the Company realized a $1.4 million gain on this foreign currency exchange contract during the quarter ended March 31, 2009. The amount of gains and losses from other hedges classified as not highly effective was not significant. In addition, a foreign currency forward has been excluded from the assessment of hedge effectiveness as it is marked to market on a quarterly basis. There are no significant credit risks related to contingent features in our derivative agreements. Finally, the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2009

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

Consolidated Overview

Sales for the quarter ended March 31, 2009 increased to $242.8 million compared to $210.3 million last year, an increase of 15%. Defense sales increased 26% compared to the second quarter last year, while transportation systems sales decreased by 5%. Of the increase in total sales for the quarter, $12.2 million, came from the company we acquired in late fiscal 2008, Omega Training Group (Omega), and is included in the defense segment results.

Sales increased to $487.7 million for the first six months of the fiscal year compared to $413.0 million for the first six months of 2008, an increase of 18%. Defense sales increased 21% and transportation systems sales increased 11% for the period. Of the increase in total sales, Omega contributed $29.7 million for the six month period. See the segment discussions following for further analysis of segment sales.

Operating income increased 57% to $21.8 million in the quarter compared to $13.9 million in the second quarter of last year. Defense operating income was four times higher this year for the quarter than the low level last year while transportation systems operating income increased 5%. Corporate and other costs for the quarter were $2.0 million this year, compared to $0.8 million in the second quarter of last year. These costs included $1.2 million for the development and marketing of new security related technologies.

Operating income for the first six months of the fiscal year increased 38% from $31.0 million in 2008 to $42.9 million this year. Defense segment operating income increased 90% and transportation systems segment operating income increased 17% compared to the first half of 2008. See the segment discussions following for further analysis of segment operating income.

Net income for the second quarter of fiscal 2009 increased to $14.2 million, or 53 cents per share, compared to $9.6 million, or 36 cents per share last year. For the first six months of the year, net income increased to $28.4 million, or $1.06 per share, from $20.3 million, or 76 cents per share last year. Net income increased for the first six months of this fiscal year as a result of the increase in operating income and the tax benefit described below, partially offset by a decrease in investment income resulting primarily from lower interest rates, as most of our cash is now invested in government-backed obligations.

Selling, general and administrative (SG&A) expenses increased in the second quarter this year to $29.4 million compared to $24.1 million last year. For the first six months of the year SG&A expenses increased from $48.9 million in 2008 to $56.1 million this year. As a percentage of sales, SG&A expenses decreased from 11.8% to 11.5%. About half of the increase in SG&A expenses for the six-month period came from Omega, including amortization of purchased intangibles of $2.8 million. In addition, the defense segment made a provision of $3.1 million in the second quarter for a receivable that is doubtful of collection, as described in the defense segment section below. Company funded research and development expenditures were lower for the second quarter and first six months compared to last year and the focus shifted to transportation and security related projects with less invested this year in defense related technologies.

Our projected effective tax rate for fiscal 2009 is 37.0% and is reflected in the tax provision for the first six months. In addition, the tax expense provided for the first half of the year benefited from a credit of approximately $0.8 million recorded in the first quarter, that resulted from the retroactive reinstatement by the U.S. Congress of the R&E credit to January 1, 2008. The effective rate for fiscal 2009 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)
Defense Segment Sales
Mission support services	$208.6	$148.0	$104.8	$75.7
Training systems	114.6	113.4	60.8	50.5
Communications	19.3	17.6	7.4	8.8
Tactical systems and other	1.0	5.4	0.7	3.2
	$343.5	$284.4	$173.7	$138.2

Defense Segment Operating Income
Mission support services	$13.8	$10.7	$6.3	$5.2
Training systems	9.9	6.0	3.8	0.5
Communications	1.6	(3.1)	1.6	(2.3)
Tactical systems and other	(1.3)	(1.0)	(0.4)	(0.6)
	$24.0	$12.6	$11.3	$2.8

Mission Support Services

Sales from Mission Support Services increased 38% to $104.8 million in the second quarter of this year, from $75.7 million last year. For the first half of the year, sales increased from $148.0 million last year to $208.6 million this year, a 41% increase. Of these increases in the second quarter and first six months of the year, $12.2 million and $29.7 million, respectively, came from Omega, the company acquired late last fiscal year. Higher sales in both the quarter and six-month periods also came from an increase in activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. and from a contract at the U.S. Army’s Quartermaster Center and School.

Mission Support Services operating income increased 21% to $6.3 million in the second quarter of this year from $5.2 million last year. Results from Omega were an operating loss of $0.3 million for the quarter after amortization of purchased intangible assets and an accrual for other acquisition-related costs, which together totaled $1.5 million. Higher sales from the JRTC resulted in higher operating income as well as improved performance from our operations and maintenance business. These increases were partially offset by lower profits from our U.S. Marine Corp. program, as we started a new five year contract cycle late last year with lower margins than previously realized.

For the first six months of the year, Mission Support Services operating income increased from $10.7 million last year to $13.8 million this year, an increase of 29%. Omega contributed $0.9 million of this increase, net of amortization of purchased intangible assets and an accrual for other acquisition-related costs, which totaled $2.9 million for the period. Higher sales from the JRTC contract and higher profit margins from operations and maintenance contracts also contributed to the increase, as well as a contract modification received in the first quarter that reimbursed us for out-of-scope costs expensed last year, adding $1.2 million to operating income.

Training Systems

Training systems sales increased from $50.5 million in the second quarter of last year to $60.8 million this year, an increase of 20%. All of the increase can be attributed to higher sales of air combat training systems, including the U.S. government P5 contract, the Joint Strike Fighter contract and contracts in the Far East. Sales were lower from several ground combat training systems and electro-optics (laser-based tactical engagement systems) contracts during the quarter, offset by an increase in sales of small arms training systems. For the first six months, training systems sales were 1% higher than last year. Higher sales of air combat training systems and small arms training systems were nearly offset by lower sales of ground combat training systems and related electro-optic training systems.

Training systems operating income increased to $3.8 million in the second quarter this year from $0.5 million last year. Higher sales of air combat training systems and small arms training systems added to operating profits for the quarter. Despite cost growth of $1.8 million on an electro-optic system contract, overall performance improved from ground combat training and electro-optical contracts for the quarter compared to last year. Partially offsetting these profit improvements was a $3.1 million allowance for doubtful accounts established during the quarter. A company through which we sold training systems products to the U.S. government in previous periods failed to pass on to us cash they collected from the government on our behalf. We were able to collect a portion of the money they owed us, however, the company appears to be in financial trouble and collection of the remainder appears doubtful at this point, although we continue in our efforts to collect the full amount due.

Training systems operating income increased 65% from $6.0 million in the first half of last year to $9.9 million this year. Higher sales of air combat training systems and small arms training systems resulted in a significant increase in operating income from those product lines for the period; however, this was partially offset by the allowance for doubtful accounts and cost growth on the electro-optics contract mentioned above.

Communications

Communications sales were $7.4 million in the second quarter of 2009, a decrease of 16% from $8.8 million in the same quarter last year. Sales were higher for the quarter from data links and personnel locator systems but were lower from power amplifiers. For the first half of the year, communications sales were $19.3 million this year compared to $17.6 million last year, a 10% increase. A settlement agreement reached in the first quarter with the U.S. Navy on a data link development contract added $3.3 million to sales and facilitated progress toward completion of the contract, further increasing sales for the six month period. Lower sales of personnel locator systems and power amplifiers partially offset the growth in data link sales for the first half of the year.

After breaking even in the first quarter of this year, communications operating income for the second quarter was $1.6 million, compared to operating losses of $2.3 million and $3.1 million in the second quarter and first half of last year, respectively. In addition to profitable data link spare parts sales this year, three data link contracts that had experienced cost growth in the first and second quarters last year generated operating income this year due to contract restructurings and change orders received. Although power amplifier sales were somewhat lower this year, improved profit margins resulted in little change in profitability from the product line compared to last year. Lower sales of personnel locator systems in the first six months of this year resulted in a small loss for the product line compared to a small profit last year.

Transportation Systems Segment

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)

Transportation Segment Sales	$143.0	$128.6	$68.6	$72.1

Transportation Segment Operating Income	$22.5	$19.2	$12.5	$11.9

Transportation segment sales decreased from $72.1 million in the second quarter of last year to $68.6 million this year, a decrease of 5%. For the six-month period, sales increased 11%, from $128.6 million to $143.0 million. Sales increased in North America from a fare collection development contract awarded last year and from the sale of spare parts. In the U.K., higher sales came primarily from sales to train operating companies. A lower average exchange rate between the British Pound and the U.S. Dollar in 2009 resulted in a decrease in the dollar value of U.K. sales during the second quarter of $12.3 million compared to the rate in effect in 2008. For the six-month period, the exchange rate difference impacted sales by $21.9 million.

Operating income from transportation systems increased 5% in the second quarter from $11.9 million last year to $12.5 million this year. Higher profits came from improved performance on contracts in North America, a favorable resolution of a contract dispute that added $1.2 million in the quarter and a currency exchange gain related to a contract in Sweden. The company had a hedge contract in place to protect the Swedish contract value from currency fluctuations; however, because of delays in completion of the contract, this hedge position became classified as not highly effective and no longer qualifies for hedge accounting treatment. Due to a favorable exchange and interest rate environment, the result was a realized gain of $1.4 million from the foreign exchange contract during the quarter without a corresponding decrease in the value of the underlying contract. These increases in operating income for the quarter were partially offset by a lower exchange rate between the British Pound and the U.S. Dollar which decreased the dollar value of U.K. operating income by $3.1 million when compared to 2008 exchange rates.

For the first half of the year, transportation systems operating income improved from $19.2 million in 2008 to $22.5 million this year, a 17% increase. In addition to the second quarter events described above, higher sales of spare parts added to operating income for the first six months and contract restructuring agreements reached during the first quarter added a net $1.6 million to operating income. As a result of one of the contract restructurings, we wrote off accounts receivable of $4.1 million against the associated allowance for doubtful accounts, resulting in no impact on operating income. The lower British Pound vs. U.S. Dollar exchange rate impacted operating income for the first half of 2009 by $5.6 million, when comparing 2009 average exchange rates to 2008 rates.

Backlog

	March 31,	September 30,
	2009	2008
	(in millions)
Total backlog
Transportation systems	$625.8	$480.6
Defense:
Mission support services	828.4	880.0
Training systems	455.7	363.6
Communications and electronics	50.9	45.9
Tactical systems and other	4.2	2.4
Total defense	1,339.2	1,291.9
Total	$1,965.0	$1,772.5

Funded backlog
Transportation systems	$625.8	$480.6
Defense:
Mission support services	178.4	180.6
Training systems	455.7	363.6
Communications and electronics	50.9	45.9
Tactical systems and other	4.2	2.4
Total defense	689.2	592.5
Total	$1,315.0	$1,073.1

As reflected in the table above, total backlog increased $192.5 million at March 31, 2009 compared to September 30, 2008. Transportation systems backlog increased $145.2 million and defense backlog increased $47.3 million during the first half of the fiscal year. A new contract awarded by Transport for London added approximately $244 million (£170 million) to transportation systems backlog during the period, however, a lower exchange rate between the British Pound and the U.S. Dollar as of March 31, 2009 decreased backlog by approximately $54 million compared to September 30, 2008. Funded backlog increased $241.9 million during the period, with transportation systems increasing $145.2 million and defense funded backlog increasing by $96.7 million.

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

Liquidity and Capital Resources

Operating activities provided cash of $80.6 million for the second quarter and $85.1 million for the first half of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the greater portion coming from the defense segment.

Investing activities for the six-month period consisted of capital expenditures of $2.6 million, acquisition of a small transportation business in Australia for $1.8 million, and the final payment related to our fiscal year 2008 acquisition of Omega, amounting to $6.1 million.  Financing activities for the six-month period consisted of scheduled payments on our long-term debt of $5.7 million.

A significantly lower exchange rate between foreign currencies, especially the British Pound, and the U.S. Dollar resulted in a decrease of $14.5 million to our cash balance as of March 31, 2009 compared to September 30, 2008, and a decrease to Accumulated Other Comprehensive Income of $15.6 million during the period. Although this does not directly impact liquidity, if these exchange rates remain low or continue to decrease, there will be an impact on our sales and operating income, as noted in the transportation systems section above. This may also influence our future decisions to pay dividends from our foreign subsidiaries to the U.S. parent company and potentially decrease working capital available in the U.S.

While our pension plans in the U.S. and U.K. have ample funds to meet benefit payments, current market conditions have negatively impacted asset values, which decreased nearly 20% from September 30, 2008 to March 31, 2009. Future funding requirements will depend upon the funded status of the plans as of the next actuarial valuation date and for the U.S. plan will be partially mitigated by temporary funding relief provided by the Worker, Retiree and Employer Recovery Act of 2008, enacted into law in December 2008. We are not legally required to make any contributions to our U.S. plan and no significant additional contributions to our U.K. plan for the remainder of fiscal 2009. However, in order to improve the funded status of our plans, we may make additional voluntary contributions in 2009. Based on current conditions, it is likely that our pension expense for fiscal 2010 will increase over the current level.

Our financial condition remains strong with working capital of $301.6 million and a current ratio of 2.5 to 1 at March 31, 2009. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2009.

The Company has made changes to its internal control over financial reporting in connection with a transition to a new accounting software system in its Mission Support Services business. During fiscal 2009, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. Except for those made in connection with the new accounting software system, there were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on February 24, 2009.  Matters voted upon were (1) election of directors and (2) ratification of the Board’s selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending September 30, 2009.

The number of votes cast for, against or withheld, with respect to each matter are set out below.

1.  Election of Directors

Director	For	Against	Withheld
Walter J. Zable	24,931,779	—	414,309
Walter C. Zable	24,854,534	—	491,554
Bruce G. Blakley	25,011,814	—	334,275
William W. Boyle	24,040,689	—	1,305,399
Raymond L. deKozan	24,838,561	—	507,527
Edwin A. Guiles	25,011,804	—	334,285
Raymond E. Peet	24,955,718	—	390,371
Robert S. Sullivan	25,018,841	—	327,247
John H. Warner, Jr.	25,011,071	—	335,017

	For	Against	Abstain
2. Ratification of Independent Auditors	25,218,423	115,893	11,772

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 5, 2009, file No. 1-8931
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 5, 2009	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	May 5, 2009	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller