Form 10-Q
period 2009-06-30
CUBIC CORP /DE/
filed 2009-08-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2009

1-8931

Commission File Number

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue

San Diego, California 92123

Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 21, 2009, registrant had only one class of common stock of which there were 26,731,987 shares outstanding (after deducting 8,945,120 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales:
Products	$382,065	$360,362	$135,338	$130,266
Services	353,836	285,532	112,839	102,626
	735,901	645,894	248,177	232,892

Costs and expenses:
Products	280,481	280,258	98,766	104,661
Services	299,017	240,695	95,524	86,922
Selling, general and administrative	85,958	75,740	29,895	26,865
Research and development	5,857	6,752	2,343	2,969
	671,313	603,445	226,528	221,417

Operating income	64,588	42,449	21,649	11,475

Other income (expense):
Interest and dividends	1,256	5,047	398	2,254
Interest expense	(1,622)	(2,227)	(595)	(836)
Other income	1,536	334	1,006	6
Minority interest in income of subsidiary	—	(103)	—	(221)

Income before income taxes	65,758	45,500	22,458	12,678

Income taxes	22,450	16,700	7,550	4,200

Net income	$43,308	$28,800	$14,908	$8,478

Basic and diluted net income per common share	$1.62	$1.08	$0.56	$0.32

Dividends per common share	$0.09	$0.09	$—	$—

Average number of common shares outstanding	26,730	26,725	26,732	26,724

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2009	2008
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$227,630	$112,696
Accounts receivable - net	226,433	268,884
Inventories - net	56,782	45,118
Deferred income taxes and other current assets	42,660	48,630
Total current assets	553,505	475,328

Long-term contract receivables	10,580	19,930
Property, plant and equipment - net	49,399	53,887
Goodwill	59,267	61,032
Purchased intangibles	16,525	19,060
Other assets	12,179	12,015
	$701,455	$641,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,344	$23,288
Customer advances	118,713	74,963
Other current liabilities	70,763	85,832
Income taxes payable	7,988	6,017
Current portion of long-term debt	4,571	6,045
Total current liabilities	231,379	196,145

Long-term debt	20,849	25,700
Other long-term liabilities	23,565	30,555

Shareholders’ equity:
Common stock	12,530	12,485
Retained earnings	445,770	404,868
Accumulated other comprehensive income	3,433	7,570
Treasury stock at cost	(36,071)	(36,071)
	425,662	388,852
	$701,455	$641,252

Note: The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Activities:
Net income	$43,308	$28,800	$14,908	$8,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,719	6,139	3,871	2,035
Changes in operating assets and liabilities	80,579	26,647	30,764	26,019
NET CASH PROVIDED BY OPERATING ACTIVITIES	134,606	61,586	49,543	36,532

Investing Activities:
Acquisitions, net of cash acquired	(7,886)	—	—	—
Net additions to property, plant and equipment	(3,894)	(6,799)	(1,284)	(1,935)
Proceeds from sales of marketable securities	—	66,300	—	10,000
Purchases of marketable securities	—	(39,100)	—	(10,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,780)	20,401	(1,284)	(1,935)

Financing Activities:
Principal payments on long-term borrowings	(5,830)	(5,950)	(136)	(173)
Purchases of treasury stock	—	(2)	—	(2)
Dividends paid	(2,405)	(2,405)	(2,405)	(2,405)
Other	45	128	—	—
NET CASH USED IN FINANCING ACTIVITIES	(8,190)	(8,229)	(2,541)	(2,580)

Effect of exchange rates on cash	298	(730)	14,771	(683)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,934	73,028	60,489	31,334

Cash and cash equivalents at the beginning of the period	112,696	73,563	167,141	115,257

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$227,630	$146,591	$227,630	$146,591

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2008.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2009	2008
	(unaudited)
Trade and other receivables	$10,637	$9,014
Long-term contracts:
Billed	90,710	107,225
Unbilled	139,980	177,453
Allowance for doubtful accounts	(4,314)	(4,878)
Total accounts receivable	237,013	288,814
Less estimated amounts not currently due	(10,580)	(19,930)
Current accounts receivable	$226,433	$268,884

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2009 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2008 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2009	2008
	(unaudited)
Finished products	$92	$172
Work in process and inventoried costs under long-term contracts	92,139	64,179
Customer advances	(37,404)	(20,783)
Raw material and purchased parts	1,955	1,550
Net inventories	$56,782	$45,118

At June 30, 2009, work in process and inventoried costs under long-term contracts includes approximately $2.6 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $1.6 million as of September 30, 2008. Management believes it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$43,308	$28,800	$14,908	$8,478
Foreign currency translation adjustments	(4,132)	(928)	11,487	(1,286)
Net unrealized gain (loss) from cash flow hedges	(5)	(60)	67	69
Comprehensive income	$39,171	$27,812	$26,462	$7,261

Note 4 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales:
Defense	$515.8	$447.1	$172.3	$162.7
Transportation systems	217.8	198.3	74.8	69.7
Corporate and other	2.3	0.5	1.1	0.5
Total sales	$735.9	$645.9	$248.2	$232.9

Operating income (loss):
Defense	$35.3	$13.5	$11.3	$0.9
Transportation systems	34.1	30.8	11.6	11.6
Corporate and other	(4.8)	(1.8)	(1.2)	(1.0)
Total operating income	$64.6	$42.5	$21.7	$11.5

Note 5 — Financing Arrangements

The Company has a committed five-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in March 2010. As of June 30, 2009, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $48.3 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$1,717	$2,631	$562	$868
Interest cost	7,552	7,519	2,501	2,496
Expected return on plan assets	(7,273)	(9,739)	(2,409)	(3,234)
Amortization of:
actuarial loss (gain)	315	(156)	105	(51)
Administrative expenses	132	90	44	30
Net pension cost	$2,443	$345	$803	$109

Note 7 — New Accounting Pronouncements

During the quarter ended December 31, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. As of June 30, 2009, the Company had foreign exchange forward contracts that are valued based on inputs that are observable in the market. These assets and liabilities fall in the Level 2 hierarchy established by SFAS 157, and are immaterial. Therefore, the adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

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

During the quarter ended June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events.  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.  Refer to Note 11 for additional information.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, which for the Company is the fiscal year beginning October 1, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).   SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  Management does not anticipate the adoption of SFAS 167 will have a material impact on the Company’s results of operations or financial position.  SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009, which for the Company is the fiscal year beginning October 1, 2010.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.  This statement provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, which for the Company is the year ending September 30, 2009.

Note 8 — Income Taxes

The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was $4.5 million at June 30, 2009 and $5.8 million at September 30, 2008, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $2.7 million at June 30, 2009.

As of June 30, 2009, the Company’s open tax years in significant jurisdictions include 2006-2008 in both the U.S. and the U.K. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

The Company reports income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties recognized as a component of income tax expense during the three- and nine-month periods ended June 30, 2009 was not material.  Interest and penalties accrued at June 30, 2009 amounted to $0.4 million.

In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 reinstated the U.S. federal Research and Experimentation (R&E) tax credit, retroactive to January 1, 2008. As a result, the tax provision for the first nine months of fiscal 2009 reflected a $0.8 million tax benefit related to fiscal 2008 R&E expenditures.

Note 9 — Legal Matter

In December 2008, the Company was named in a purported class-action suit in the U.S. District Court, Southern District, CA, seeking reclassification of certain employees working on a U.S. Government subcontract from salaried to hourly, overtime pay, back pay and damages under a variety of theories for violation of California and Federal labor and employment laws. The complaint alleges the value of these claims could exceed $5 million. The matter is in the very early stages of the litigation process and almost no discovery has been conducted to date. A mediation hearing is scheduled for August 2009. Management is vigorously defending the Company against these claims. Management has made an indemnification demand on the prime contractor for damages that may arise from this action and believes there is a reasonable basis for insurance coverage. At this early stage of the proceeding, management believes it is possible, but not probable that a significant loss will be incurred and no liability for this claim has been recorded as of June 30, 2009.

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

The Company utilizes derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage its exposure to fluctuations in foreign currency exchange rates. The Company does not use any derivative financial instruments for trading or other speculative purposes. At June 30, 2009, the Company had foreign exchange contracts with a notional value of $164.7 million outstanding.

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

SFAS No. 161 requires tabular disclosures of the impact that derivative instruments and hedging activities have on the Company’s financial statements. The Company has not provided these disclosures because the amounts as of and for the three months ended June 30, 2009 are not significant. The amount of gains and losses from hedges classified as not highly effective was not significant. In addition, a foreign currency forward has been excluded from the assessment of hedge effectiveness as it is marked to market on a quarterly basis. There are no significant credit risks related to contingent features in our derivative agreements. Finally, the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

Note 11 — Subsequent Events

The Company has completed an evaluation of all subsequent events through August 5, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2009

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

Consolidated Overview

Sales for the quarter ended June 30, 2009 increased to $248.2 million compared to $232.9 million last year, an increase of 7%. Transportation systems sales increased 7% compared to the third quarter of last year, and defense sales increased by 6%. Of the increase in total sales for the quarter, $12.9 million, came from the company we acquired in late fiscal 2008, Omega Training Group (Omega), and is included in the defense segment results.

Sales increased to $735.9 million for the first nine months of the fiscal year compared to $645.9 million for the first nine months of 2008, an increase of 14%. Defense sales increased 15% and transportation systems sales increased 10% for the period. Of the increase in total sales, Omega contributed $42.6 million for the nine month period. See the segment discussions following for further analysis of segment sales.

Operating income increased 89% to $21.7 million in the quarter compared to $11.5 million in the third quarter of last year. Defense operating income increased significantly from the low level in last year’s third quarter while transportation systems operating income was the same as last year. Corporate and other costs for the quarter were $1.2 million this year, compared to $1.0 million in the third quarter of last year.

Operating income for the first nine months of the fiscal year increased 52% from $42.5 million in 2008 to $64.6 million this year. Defense segment operating income was more than double the level of 2008 and transportation systems segment operating income increased 11% compared to the first nine months of 2008. Corporate and other costs were $4.8 million for the first three quarters of 2009 compared to $1.8 million in the same period last year. These costs included $2.4 million for the development and marketing of new security related technologies. See the segment discussions following for further analysis of segment operating income.

Net income for the third quarter of fiscal 2009 increased to $14.9 million, or 56 cents per share, compared to $8.5 million, or 32 cents per share last year. For the first nine months of the year, net income increased to $43.3 million, or $1.62 per share, from $28.8 million, or $1.08 per share last year. Net income increased for the quarter and first nine months of this fiscal year as a result of the increase in operating income and the tax benefits described below, partially offset by a decrease in investment income resulting from lower interest rates, despite higher cash balances available for investment in the current year.

Selling, general and administrative (SG&A) expenses increased in the third quarter this year to $30.0 million compared to $26.9 million last year. For the first nine months of the year SG&A expenses increased from $75.7 million in 2008 to $86.0 million this year. As a percentage of sales, SG&A expenses were 11.7% for the first nine months of both years. About half of the increase in SG&A expenses for the nine-month period came from Omega, including amortization of purchased intangibles of $4.2 million. In addition, the defense segment made a provision of $3.1 million in the second quarter for a receivable that is doubtful of collection, as described in the defense segment section below. Company funded research and development expenditures were lower for the third quarter and first nine months compared to last year and the focus shifted to transportation and security related projects with less invested this year in defense related technologies.

Our projected effective tax rate for fiscal 2009 is 37.0% and is reflected in the tax provision for the first nine months. The tax expense provided in the third quarter benefited from the expiration of statutes in the U.S. and U.K. that allowed the reversal of tax reserves amounting to $0.4 million in the quarter. The provision for the first nine months also benefited from a credit of approximately $0.8 million recorded in the first quarter that resulted from the retroactive reinstatement by the U.S. Congress of the R&E credit to January 1, 2008. The effective rate for fiscal 2009 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Defense Segment

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Defense Segment Sales
Mission support services	$308.7	$234.5	$100.1	$86.5
Training systems	173.7	174.8	59.1	61.4
Communications	31.9	28.1	12.6	10.5
Tactical systems and other	1.5	9.7	0.5	4.3
	$515.8	$447.1	$172.3	$162.7

Defense Segment Operating Income
Mission support services	$19.9	$17.3	$6.1	$6.6
Training systems	13.2	7.7	3.3	1.7
Communications	3.4	(10.9)	1.8	(7.8)
Tactical systems and other	(1.2)	(0.6)	0.1	0.4
	$35.3	$13.5	$11.3	$0.9

Mission Support Services

Sales from Mission Support Services increased 16% to $100.1 million in the third quarter of this year, from $86.5 million last year. For the first nine months of the year, sales increased from $234.5 million last year to $308.7 million this year, a 32% increase. Of these increases in the third quarter and first nine months of the year, $12.9 million and $42.6 million, respectively, came from Omega, the company acquired late last fiscal year. Higher sales in the nine-month period also came from an increase in activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. and from a contract at the U.S. Army’s Quartermaster Center and School.

Mission Support Services operating income decreased 8% to $6.1 million in the third quarter of this year from $6.6 million last year. The decrease came from an operating loss in the newly acquired Omega division of $0.5 million for the quarter resulting from amortization of purchased intangible assets of $1.4 million and an accrual for other acquisition-related costs of $0.1 million.

For the first nine months of the year, Mission Support Services operating income increased from $17.3 million last year to $19.9 million this year, an increase of 15%. Omega contributed $0.4 million of this increase, net of amortization of purchased intangible assets of $4.2 million and an accrual for other acquisition-related costs of $0.2 million for the period. Higher sales from the JRTC and the U.S. Army’s Quartermaster Center and School contracts and higher profit margins from operations and maintenance contracts also contributed to the increase. A contract modification received in the first quarter that reimbursed us for out-of-scope costs expensed last year, also added $1.2 million to operating income for the nine-month period.

Training Systems

Training systems sales decreased 4% from $61.4 million in the third quarter of last year to $59.1 million this year. Air combat training sales were higher in the third quarter this year, but this was more than offset by lower sales from ground combat training and small arms training systems. The increase in air combat training sales came from the U.S. government P5 contract and the Joint Strike Fighter contract. Sales were lower from ground combat training systems in the U.K. and Canada and electro-optics (laser-based tactical engagement systems) contracts during the quarter. For the first nine months, training systems sales were 1% lower than last year at $173.7 million compared to $174.8 million. Higher sales of air combat training systems and small arms training systems were offset by lower sales of ground combat training systems and related electro-optic training systems.

Training systems operating income increased to $3.3 million in the third quarter this year from $1.7 million last year. Improved profit margins from electro-optic training systems and from air combat training systems in the Far East contributed to the profit improvement. The electro-optic contract that experienced cost growth and a resulting loss in the development phase last year has now transitioned to production, resulting in a profit margin from product delivered during the quarter. Lower sales of small arms training systems resulted in an operating loss from this product line for the quarter, partially offsetting these improvements.

Training systems operating income increased from $7.7 million in the first nine months of last year to $13.2 million this year. Higher sales of air combat training systems and small arms training systems and higher profit margins on air combat training systems in the Far East contributed to the improvement. In addition, as mentioned above, last year’s results included cost growth for the development of an electro-optic training system, which totaled $7.7 million for the first nine months, compared to $3.0 million this year. The product shipments on this contract, as mentioned above, also contributed to the improved results for the nine-month period. Partially offsetting these profit improvements was a $3.1 million allowance for doubtful accounts established during the second fiscal quarter. A company through which we sold training systems products to the U.S. government in previous periods failed to pass on to us cash they collected from the government on our behalf. We were able to collect a portion of the money they owed us and have now negotiated a payment plan with them; however, the company appears to be in financial trouble and collection of the remainder continues to be doubtful. We will reverse the reserve only upon the collection of cash from them.

Communications

Communications sales increased 20% to $12.6 million in the third quarter of 2009, from $10.5 million in the same quarter last year. Sales were higher for the quarter from data links and personnel locator systems but were lower from power amplifiers. For the first three quarters of the year, communications sales were $31.9 million this year compared to $28.1 million last year, a 14% increase. A settlement agreement reached in the first quarter with the U.S. Navy on a data link development contract added $3.3 million to sales and facilitated progress toward completion of the contract, further increasing sales for the nine month period. Lower sales of power amplifiers partially offset the growth in data link sales for the first nine months of the year.

Communications operating income for the third quarter was $1.8 million, compared to an operating loss of $7.8 million in the third quarter of last year. Sales of personnel locator systems and data link spare parts contributed to the operating income this year, in addition to a contract in the U.K. to develop data link technology for unmanned aerial vehicles. This contract was restructured early this fiscal year after having incurred cost growth of $6.5 million in the third quarter last year. Another data link contract had also experienced cost growth of $1.8 million in the third quarter last year, contributing further to the operating loss in that period.

For the first nine months of the year communications operating income improved to $3.4 million from an operating loss of $10.9 million last year. Cost growth on three data link development contracts had resulted in last year’s operating loss. This year two of the three contracts generated operating income due to contract restructurings and change orders received. Despite lower sales of power amplifiers this year, improved profit margins resulted in only a small decrease in profitability from the product line compared to last year.

Transportation Systems Segment

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Transportation Segment Sales	$217.8	$198.3	$74.8	$69.7

Transportation Segment Operating Income	$34.1	$30.8	$11.6	$11.6

Transportation systems sales increased from $69.7 million in the third quarter of last year to $74.8 million this year, an increase of 7%. For the nine-month period, sales increased 10%, from $198.3 million to $217.8 million. Sales increased in North America from a fare collection development contract awarded last year and from the sale of spare parts. In the U.K., higher sales came primarily from contracts with Transport for London and U.K. train operating companies. A lower average exchange rate between the British Pound and the U.S. Dollar in 2009 resulted in a decrease in the dollar value of U.K. sales during the third quarter of $10.2 million compared to the rate in effect in 2008. For the nine-month period, the exchange rate difference impacted sales by $32.1 million.

Operating income from transportation systems in the third quarter was the same as last year at $11.6 million. This year we incurred increased selling costs related to a large new contract proposal; however, last year’s third quarter had included an investment in new technology of $1.8 million related to a new contract in North America, which more than offset the effect of these increased expenses in the current year. Higher sales of spare parts in North America helped to increase operating income; however, operating income was also impacted in the current year by a lower exchange rate between the British Pound and the U.S. Dollar, which decreased the dollar value of U.K. operating income by $2.3 million when compared to 2008 exchange rates.

For the first three quarters of the year, transportation systems operating income improved from $30.8 million in 2008 to $34.1 million this year, an 11% increase. Higher sales of spare parts added to operating income for the first nine months and contract restructuring agreements reached during the first quarter added a net $1.6 million to operating income. As a result of one of the contract restructurings, we wrote off accounts receivable of $4.1 million against the associated allowance for doubtful accounts, resulting in no impact on operating income. The lower British Pound vs. U.S. Dollar exchange rate impacted operating income for the first three quarters of 2009 by $7.9 million, when comparing 2009 average exchange rates to 2008 rates.

Backlog

	June 30,	September 30,
	2009	2008
	(in millions)
Total backlog
Transportation systems	$679.5	$480.6
Defense:
Mission support services	940.2	880.0
Training systems	447.1	363.6
Communications and electronics	46.0	45.9
Tactical systems and other	3.6	2.4
Total defense	1,436.9	1,291.9
Total	$2,116.4	$1,772.5

Funded backlog
Transportation systems	$679.5	$480.6
Defense:
Mission support services	200.2	180.6
Training systems	447.1	363.6
Communications and electronics	46.0	45.9
Tactical systems and other	3.6	2.4
Total defense	696.9	592.5
Total	$1,376.4	$1,073.1

As reflected in the table above, total backlog increased $343.9 million at June 30, 2009 compared to September 30, 2008. Transportation systems backlog increased $198.9 million and defense backlog increased $145.0 million during the first nine months of the fiscal year. A new contract awarded by Transport for London added approximately $280 million (£170 million) to transportation systems backlog during the period, however, a lower exchange rate between the British Pound and the U.S. Dollar as of June 30, 2009 decreased backlog by approximately $21 million compared to September 30, 2008. Funded backlog increased $303.3 million during the period, with transportation systems increasing $198.9 million and defense funded backlog increasing by $104.4 million.

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

Liquidity and Capital Resources

Operating activities provided cash of $49.5 million for the third quarter and $134.6 million for the first nine months of the fiscal year. In addition to net income for the period, customer advances and reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from both the transportation systems and defense segments, with the greater portion coming from the defense segment.

Investing activities for the nine-month period consisted of capital expenditures of $3.9 million, acquisition of a small transportation business in Australia for $1.8 million, and the final payment related to our fiscal year 2008 acquisition of Omega, amounting to $6.1 million.  Financing activities for the nine-month period consisted of scheduled payments on our long-term debt of $5.8 million, and dividends paid to our shareholders of $2.4 million.

A rebound in the exchange rate between several foreign currencies, especially the British Pound, and the U.S. Dollar resulted in an increase of $14.8 million to our cash balance as of June 30, 2009 compared to March 31, 2009. Accumulated Other Comprehensive Income also improved in the quarter by $11.5 million due to foreign exchange changes.

While our pension plans in the U.S. and U.K. have ample funds to meet benefit payments, current market conditions have negatively impacted asset values, which decreased about 12% from September 30, 2008 to June 30, 2009. Future funding requirements will depend upon the funded status of the plans as of the next actuarial valuation date and for the U.S. plan will be partially mitigated by temporary funding relief provided by the Worker, Retiree and Employer Recovery Act of 2008, enacted into law in December 2008. We are not legally required to make any contributions to our U.S. plan and no significant additional contributions to our U.K. plan during fiscal 2009. However, we did make an additional voluntary contribution of $6.5 million to our U.S. plan in the third quarter in order to improve the funded status of the plan, and may make additional voluntary contributions to the U.S. or U.K. plans in the fourth quarter. Based on current conditions, it is likely that our pension expense for fiscal 2010 will increase over the current level.

Our financial condition remains strong with working capital of $322.1 million and a current ratio of 2.4 to 1 at June 30, 2009. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2009.

The Company has made changes to its internal control over financial reporting in connection with a transition to a new accounting software system in its Mission Support Services business. During fiscal 2009, the Company established additional temporary compensating controls to support the Company’s internal control over financial reporting while the transition to the new accounting software system is in process. The Company expects to maintain certain of these additional temporary compensating controls until implementation of the new system is complete. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CUBIC CORPORATION

Date	August 5, 2009	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	August 5, 2009	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller