Form 10-K
period 2009-09-30
CUBIC CORP /DE/
filed 2009-12-09
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

The aggregate market value of 15,848,189 shares of voting stock held by non-affiliates of the registrant was: $401,434,627 as of March 31, 2009, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 12, 2009 including shares held by affiliates is: 26,731,987 (after deducting 8,945,120 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on February 23, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic”), was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, we moved our corporate domicile to the State of Delaware.

We design, develop, manufacture and install products and replacement parts which are mainly electronic in nature, such as:

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

We also perform a variety of services, such as computer simulation training, distributed interactive simulation, military education, development of military doctrine, as well as field operations and maintenance.

During fiscal year 2009, approximately 58% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2009. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

MISSION SUPPORT SERVICES SEGMENT

Cubic Mission Support Services (MSS) is a leading provider of training, operations, maintenance, technical, and other support services to the U.S. Government and allied nations, with an emphasis on military education.  MSS comprises approximately 5,000 Cubic employees working at more than 130 locations in 20 nations throughout the world.  Our people serve with clients in actual training and operational environments to help prepare and support forces through provision of comprehensive training, exercises, education, operational, and logistical assistance to meet the full scope of their assigned missions.  The scope of mission support that Cubic provides includes training and rehearsal for both small and large scale combat operations; training and preparation of military advisor teams; mobilization and demobilization of forces prior to and following deployment; combat and material development; military staff augmentation, logistics and maintenance support for fielded and deployed systems; special operations; peacekeeping; consequence management; and humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

In July 2008, we acquired all outstanding capital stock of the privately-held Omega Training Group, Inc. (Omega).  Omega provides training, testing, analysis, logistics and staffing services to U.S. Army and other Services at Fort Benning, Fort Bliss, Fort Jackson, Fort Hood, and six other locations. Founded in 1990, Omega now operates as the Omega Training Division of Mission Support Services. The Omega division now has approximately 1,000 employees.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, Cubic is viewed as a premier service provider and formidable competitor.  We typically compete as prime contractors to the government, but also team with other companies, depending on the skills required.  Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battlefield situations.  More recently, our business base has broadened to include integrated live, virtual, and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; intelligence analysis; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces at U.S. Army Mobilization Centers at Forts Bliss and Hood in Texas and at several other U.S. locations; and we provide in-country logistics, maintenance, operational, and training support to U.S. Forces deployed in Kuwait, Iraq, and Afghanistan.

Cubic’s contracts include providing mission support services to three of the Army’s major Combat Training Centers (CTCs): the Joint Readiness Training Center (JRTC) as prime contractor; and to the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor.  These services include planning, executing, and documenting large scale exercises and mission rehearsals aimed at stressing both active and reserve U.S. forces in situations as close to actual combat as possible.

At U.S. Joint Forces Command (USJFCOM), Cubic is a principal member of the contractor team that supports and helps manage all aspects of the operations of the Joint Warfighting Center (JWFC), including support to worldwide exercises and the development and fielding of the Joint National Training Capability (JNTC).  We provide similar technical and management support services to the U.S. Army’s National

Simulation Center (NSC) at Fort Leavenworth, Kansas. Under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to U.S. Marine Corps forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. Cubic provides training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems, and other facilities worldwide for U.S. and allied forces under multiple long-term contracts. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) countermine operations and training.

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

Cubic has multiple contracts with all U.S. Armed Services and other government agencies to improve the quality and reach of training and education of individuals and small teams up through collective training of large organizations. Cubic’s products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning, serious games for training, and other advanced education programs for U.S. and allied forces.

An important part of Cubic’s services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment.  These very broad defense modernization contracts entail sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. Mission Support Services also develops and operates battle simulation centers for selected countries in Central and Eastern Europe.

We believe the combination and scope of Cubic’s growing mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — MSS:

Funded sales backlog of our MSS segment at September 30, 2009 was $207 million compared to $181 million at September 30, 2008.  Total backlog, including unfunded customer orders and options under multiyear service contracts, was $856 million at September 30, 2009 compared to $880 million at September 30, 2008. We expect that approximately $554 million of the September 30, 2009 total backlog will not be completed by September 30, 2010.

DEFENSE SYSTEMS SEGMENT

Cubic Defense Systems (CDS) consists of two market-focused businesses: Training Systems and Communications.  Our products include customized military range instrumentation systems, electro-optical systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.  We market our capabilities directly to various U.S. government departments and agencies and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

Training Systems

Our Training Systems business is a pioneer and market leader in the design, innovation, and manufacture of immersive and instrumented training systems and products for military customers.  Immersive training systems enable dismounted soldiers to train in a hyper-realistic virtual environment. Instrumented training systems are used for live training in air and ground combat domains, with weapons and other effects simulated by electronics, software, and/or laser technologies.  These products collect and record simulated weapons engagements, tactical behavior, and event data to evaluate combat effectiveness, lessons learned, and provide a basis to develop after action reviews.

Our training business is organized into Air Combat and Ground Combat segments.   In Air Combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War.  The ACMI product line has progressed through several generations of technologies and capabilities.  We continue to enjoy a market leadership position based on the competitive award of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract in 2003, called P5, to provide advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps.  We also received a $50 million development contract in 2007 to develop an internal version of the P5 system for use on the F-35 Joint Strike Fighter. While most of the latest ACMI systems are designed to operate in a “rangeless” environment we continue to support a number of legacy, fixed geographic ranges.  Many nations employ our ACMI systems for air to air combat training.

Ground Combat training uses systems analogous to air ranges for ground force training, tactical engagement simulation systems (generally known as MILES (Multiple Integrated Laser Engagement Simulation equipment)), as well as virtual simulation products.  Our leadership role in instrumented training was established during the 1990s when we provided turnkey systems for U.S. Army training centers at Fort Polk, LA (Joint Readiness Training Center — JRTC) and Hohenfels, Germany (Combat Maneuver Training Center — CMTC).   Since these original contracts were completed we have dramatically expanded our market footprint with the sale of fixed, mobile, and urban operation training centers around the world. Increasingly, our efforts are focused on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive, and gaming domains.

Laser-based tactical engagement simulation systems are used at combat training centers (CTC) to permit weapons to be used realistically, registering hits or kills, without live ammunition. We supply MILES equipment as part of CTC contracts and as an independent product line. Cubic MILES systems are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and civilian security firms. We manufacture MILES equipment in the U.S. and at our New Zealand-based wholly-owned subsidiary, Cubic Defence New Zealand.

At our Simulation Systems Division (SSD) in Orlando, FL, we produce immersive virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate battle field environments. Also at SSD, we produce maintenance trainers for combat systems and vehicles.

Communications

Our Communications business is a supplier of secure data links, high power RF amplifiers, direction finding systems, remote video terminals, and search and rescue avionics for the U.S. military, government agencies, and allied nations.  We supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system during the 1980s, as well as the United Kingdom’s ASTOR program.  More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), and remote video terminals. Capitalizing on a multiyear internal R&D program, we won a competitive contract in Fiscal 2003 to develop and produce the Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS has been installed on major surface ships of the U.S. fleet. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K. Watchkeeper and the U.S. Firescout UAV programs

Our Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search-rescue mission.  PLS has been redesigned to interface with all modern search and rescue system standards.  We also supply high power amplifiers, intelligence receivers and direction finding systems to major primes and end users for both domestic and international applications.  These include systems used by the Canadian Coast Guard, the U.S. Navy, the U.S. Air Force, and the French Army.

Raw Materials — CDS:

The principal raw materials used by CDS are sheet aluminum and steel, copper electrical wire, and composite products.  A significant portion of our end products are composed of purchased electronic components and subcontracted parts and supplies. We procure these items primarily from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CDS:

Funded sales backlog of CDS at September 30, 2009 was $556 million compared to $412 million at September 30, 2008.  We expect that approximately $322 million of the September 30, 2009 backlog will not be completed by September 30, 2010.

MSS and CDS Competitive Environment:

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, and SAIC.  In many cases, we have also teamed with these same companies on specific bid opportunities.  While we are generally smaller than our competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, our ability to control operating costs, and the ability to rapidly focus technology and innovation to solve customer problems.

Projects must compete for funding in the defense budget.  While the U.S. defense budget has seen above average increases in recent years, long-term growth will only occur in those segments that offer very high payoff and are consistent with warfighting priorities and growing fiscal restraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems that rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  We believe our training systems, training support and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

TRANSPORTATION SYSTEMS SEGMENT

Cubic Transportation Systems (CTS) is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of service and system solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center services, card management and distribution services, financial clearing and settlement, multi-application support and outsourcing services.  In addition, we design, develop and manufacture special technology components, such as smart card readers and magnetic ticket transports for use within our suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, we have been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, and various other cities around the U.K., Miami, Florida, Vancouver, B.C. Canada, the New York / New Jersey region, the Washington, D.C. / Baltimore / Virginia region, the Los Angeles region, the San Diego region, San Francisco Bay region, Minneapolis/St. Paul, Chicago, Atlanta, Brisbane and Sydney in Australia, the Frankfurt/RMV region in Germany, and Sweden.

These programs provide a base of current business and the potential for additional future business as the systems are expanded.  In 1998, Transaction Systems Limited (TranSys), a company in which we have a 37.5% ownership, was awarded a contract called “PRESTIGE” to outsource the London Transport fare collection services.  This contract, now in its twelfth and final year, is the largest automated fare collection contract ever awarded. In August 2008, Transport for London (TfL) notified TranSys that they would terminate the PRESTIGE fare collection system contract as of August 2010 in accordance with an early termination option in the contract. To replace PRESTIGE, TfL, awarded a contract directly to Cubic for continuing the services until 2013.  The new contract, with an initial value of £170 million ($272 million), will include all the existing operational services as well as laying the groundwork for future ticketing innovations such as mobile phone ticketing and bank card ticketing.

Industry Overview

Transport agencies, particularly those based in the U.S., rely heavily on federal, state and local governments for subsidies in capital investments, including new procurements and/or upgrades of automated fare collection systems.  The average lifecycle for rail fare collection systems is 12 to 15 years, and for bus systems is 7 to 10 years.  Procurements tend to follow a long and strict competitive bid process where low price is a significant factor.

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

Raw Materials — CTS:

Raw materials used by CTS include sheet steel, composite products, copper electrical wire and castings. A significant portion of our end product is composed of purchased electronic components and subcontracted parts and supplies. We procure all of these items from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CTS:

Funded sales backlog of CTS at September 30, 2009 and 2008 amounted to $772 million and $481 million, respectively. As mentioned above, in November 2008, TfL awarded us a new three year contract that includes virtually all of the services currently being performed by TranSys through the major shareholders. The term of this contract is for the time period from August 2010 to August 2013, with a base value of approximately $272 million (£170 million). We expect that approximately $501 million of the September 30, 2009 backlog will not be completed by September 30, 2010.

CTS Competitive Environment:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including such competitors as Thales, ACS and Scheidt & Bachmann.  In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, our competitors may form consortiums that could include, in addition to the fare collection companies noted above, telecommunications, financial institutions, consulting and computer services companies.  These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete. We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services, grow our niche position as a supplier of data links and communications products, and maintain our position as the leading provider of integrated intermodal regional transit fare collection systems to transit authorities worldwide. Our strategies to achieve these objectives include:

Leverage Long-Term Relationships

We seek to maintain long-term relationships with our customers through repeat business by continuing to achieve high levels of performance and providing innovations on our existing contracts.  By achieving this goal we can leverage our returns through repeat business with existing customers and expand our presence in the market through sales of similar systems at “good value” to additional customers.

An example of this at MSS is the award in April 2009 of a five year contract to develop and conduct battle simulation training exercises for the United States Forces Korea. Cubic won its first simulation support contract for United States Forces Korea in July 1991 and with this new award continues the on-going relationship. Under this contract, we plan and conduct all facets of computer-based battle simulation exercises for U.S., Republic of Korea, and other allied forces from platoon through theater-levels.

An example of this at CDS is the recent award of a contract to provide the next generation U.S. air combat training system.  Starting in 1971 Cubic developed the first generation of Air Combat Maneuvering Instrumentation system, or ACMI, for the U.S. Military for live combat training.  In 2003 we were awarded the P5 $525 million ID/IQ contract to deliver the latest technology for rangeless live training to the U.S. and foreign militaries.  In 2007 we were awarded a $50.3 million contract to develop the next generation of live training for the F-35 Joint Strike Fighter aircraft using embedded technology.   Thus since the initial contract in 1971, we have successfully and continuously supplied the U.S. and foreign militaries with the latest in air combat training technologies.

At CTS we have had a continuous relationship with Transport for London (TfL) since the 1970’s.  Starting with a small trial of magnetic ticketing and gating in 1978, we have continuously delivered fare collection equipment and systems to TfL as its exclusive fare collection system supplier.  Today under the PRESTIGE contract more than 27 million Oyster smart cards have been sold, making this one of the largest transportation smart card systems in the world.  In August 2008 TfL notified our 37.5% owned company, TranSys, that it was exercising its option to terminate the PRESTIGE contract for convenience effective in August 2010.  Subsequently, TfL awarded Cubic the follow-on contract to operate and maintain the Oyster system under a contract called the Future Ticket Agreement, thus continuing Cubic’s relationship through 2013.  Similarly, we are regionalizing integrated fare collection systems in Washington D.C., New York, the San Francisco Bay Area, and Southern California.

Expand Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base.  In aggregate, approximately 48% of our sales revenue in 2009 was from service work. We believe that a strong base of service work helps to enhance profitability and smooth the revenue fluctuations inherent in systems work.

At CTS, our managed service offerings are growing.  Due to the technical complexities of operating electronic fare collection systems, transit agencies are turning to third parties to supply operational and maintenance services, such as regional settlement, card management and customer support services, that would otherwise be performed by the transit agency. As a result, we are now providing managed services for more than 20 transit authorities worldwide. We have also expanded our services through acquisitions. For example, our recent acquisition of certain assets of Vix ERG Pty Ltd. further expands our presence in the managed services market.  As part of that transaction, we acquired a fully functioning service operation in Concord, CA, specifically equipped to support public transport authorities with complete solutions for smart card distribution and call center operations.

At MSS, we offer a full suite of defense services including planning and support for theater and worldwide exercises, computer-based simulation, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, force modernization, open source data collection and engineering and technical support. Our integration of last year’s acquisition of Omega Training Group has further expanded our defense services and customer base.  This acquisition enhances our position at several key U.S. Army installations, including Forts Bliss and Hood, in Texas, and at Fort Benning, Georgia, that should become even more important as the Base Realignment and Closing (BRAC) efforts are fully implemented. This acquisition has also enabled us to expand our logistics services offerings to the U.S. Army.

Maintain a Diversified Business Mix

We have a diverse mix of business in our three segments. Approximately 58% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is the PRESTIGE contract in London which represented about 10% of consolidated sales in 2009.  No other single customer represented 10 percent or more of our revenues.

Expand International Footprint

We have developed a large global presence in our three business segments.  CTS has delivered over 400 projects in 40 major markets on five continents.  In London, we continue to expand the city’s PRESTIGE system and pursue other projects with train operating companies in the Greater London area.  In Vancouver, we recently completed expansion of the automated fare collection system for the new Canada Line in advance of the 2010 Winter Olympics.  We are also pursuing significant upcoming opportunities in Australia and Germany, and we recently established a new subsidiary in India.

CDS is actively marketing its domestic products and systems for export to the militaries of U.S. allies. Recently, we were awarded contracts to provide our Engagement Skills Trainer to the governments of Lebanon and Kyrgyzstan.  In addition, we were recently awarded a contract to supply a ground combat training system to the Kingdom of Jordan.  We are also working to supply additional ground and air combat training systems to allied nations in key international markets.

The expansion of MSS to new locations further reinforces our international business. For example, under a contract awarded by the Organization of American States, we are providing port security assessments and maritime security training in the independent Caribbean island nations of Trinidad and Tobago, and Saint Vincent and the Grenadines, and at other locations. In addition, we were recently awarded a new competitive Defense Department contract by the U.S. Africa Command headquartered in Stuttgart, Germany. Additionally, we were awarded a position on a new State Department contract to provide peacekeeping-related services to selected African nations.

Pursue Strategic Acquisitions

We are focused on finding attractive acquisitions to enhance our market positions.  We look for specific growth opportunities at CDS, MSS and CTS, and adjacent markets in smart cards and security.  In 2009, we acquired the Concord operations center and licenses on select software from the U.S. subsidiary of Australia-based Vix ERG Pty Ltd.  The acquired assets will add approximately $20 million in annual revenues and expand our services business to transit agencies in the San Francisco Bay area, Boston, Ventura, and Las Vegas.  In addition, approximately 125 ERG employees have joined Cubic from ERG’s U.S. operations and engineering operations in Perth, Australia.

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

The cost of company sponsored research and development (R&D) activities was $8.2 million, $12.2 million and $5.2 million in 2009, 2008 and 2007, respectively. We do not rely heavily on internally funded R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was $54 million in 2009 compared to $55 million and $66 million in 2008 and 2007, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon our capital expenditures, earnings or competitive position.

We employed approximately 7,400 persons at September 30, 2009.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2009.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts or could otherwise materially harm our business, prospects, financial condition or results of operations include:

•      re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

•      budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transit agencies and regional transit agencies, and changes in fiscal policies or a reduction of available funding;

•      Disruptions in our customers’ ability to access funding from capital markets;

•      curtailment of government’s use of outsourced service providers;

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

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  As an example, the U.S. defense and intelligence budgets generally, and spending in specific agencies with which we work, such as the Department of Defense, have declined from time to time for extended periods since the 1980s, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the U.S. government has increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

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

•      the U.S. Government’s increased emphasis on awarding contracts to small businesses could preclude us from bidding on certain work or reduce the scope of work we can bid as a prime contractor;

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

The U.S. Government’s increased emphasis on awarding contracts to small businesses could increase the number of contracts we receive as a subcontractor to small businesses. Some of these small businesses may not be financially sound, which could adversely affect our business.

There has been an increased emphasis by the U.S. government recently on awarding contracts to small businesses which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. This could result in significant adverse effects on our revenues, operating costs and cash flows.

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

Our international operations subject us to risks associated with operating in and selling products or services in foreign countries, including:

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

•      the complexity and necessity of using foreign representatives and consultants or being prohibited from such use;

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

Approximately 71% of our revenues in 2009 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

We may not be able to attract or retain the highly qualified technical personnel, including engineers, computer programmers, and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses.

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

Our current $150 million unsecured revolving credit facility expires in March 2010.  We are in the process of negotiating a new credit facility and expect to pay higher interest rates and fees, and will be subject to new loan covenants under the new facility.  These new covenants may create restrictions that could affect our financial and operational flexibility or subject us to different events of default. We may also incur future obligations that would subject us to additional covenants that could further affect our operations and financial capabilities.

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

Our performance of contracts often involves subcontractors, upon which we rely to complete delivery of products or services to our customers.  We may have disputes with subcontractors.  A failure by a subcontractor to satisfactorily deliver products or services can adversely affect our ability to perform our obligations as a prime contractor.  Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose us to liability for excess costs of reprocurement by the customer and have a material adverse effect on our ability to compete for other contracts.

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

•      we may not be able to eliminate redundant costs anticipated at the time we select acquisition candidates; and

•      one or more of our acquisition candidates may have unexpected liabilities or adverse operating issues that we fail to discover through our due diligence procedures prior to the acquisition.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

None

Item 2.    PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 73% of the square footage, including 498,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Mission Support Services:
Columbus, GA	Leased and owned
El Paso, TX	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased
Prince George, VA	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Twenty Nine Palms, CA	Leased

Defense Systems:
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Ontario, Canada	Leased
Orlando, FL	Owned
San Diego, CA	Owned
San Jose, CA	Leased
Tijuana, Mexico	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Brisbane, Australia	Leased
Chantilly, VA	Leased
Concord, CA	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
London, England	Leased
Los Angeles, CA	Leased
Merthsham, Surrey, England	Leased
Montreal, Canada	Leased
New York, NY	Leased
Ontario, Canada	Leased
Princeton, VA	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Tullahoma, TN	Leased and owned

Investment properties:
Teterboro, NJ	Leased
Vancouver, Canada	Leased

Item 3.    LEGAL PROCEEDINGS.

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest.  Both parties appealed to the 9th Circuit Court of Appeals, where the cases are stayed.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

In December 2008, we were named in a class action lawsuit alleging misclassification of Training Analysts as exempt from overtime, seeking damages for overtime pay and back wages, as well as damages for various violations of California and federal wage and hour laws. We filed an Answer in January 2009. We sent a demand for indemnity to our prime contractor, and we sent a demand to our insurance carrier for coverage on some or all of the claims. Mediation was conducted in August 2009 and we settled the matter for $1.7 million. The insurance carrier agreed to contribute $0.3 million toward the settlement; however, we are still awaiting a response from the prime contractor.  Preparation of a Settlement Agreement and related documents are in process.  We expect preliminary court approval of the settlement in late 2009. We recorded a liability for the settlement amount less the insurance carrier contribution in the fourth quarter of fiscal 2009.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

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

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting systems of the American and New York stock exchanges for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2009		Fiscal 2008		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2009	Fiscal 2008
First	$28.91	$18.85	$47.80	$34.90	—	—
Second	31.43	22.50	35.99	25.42	$0.09	$0.09
Third	40.05	25.10	28.72	20.12	—	—
Fourth	41.40	33.73	29.58	21.43	$0.09	$0.09

On November 12, 2009, the closing price of our common stock on the New York Stock Exchange was $34.08. There were 927 shareholders of record of our common stock as of November 12, 2009.

Item 6.    SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2009	2008	2007	2006	2005

Results of Operations:
Sales	$1,016,657	$881,135	$889,870	$821,386	$804,372
Cost of sales	805,516	709,481	727,540	687,213	672,541
Selling, general and administrative expenses	111,828	98,613	94,107	96,325	110,109
Interest expense	2,031	2,745	3,403	5,112	5,386
Income taxes	29,554	20,385	23,662	12,196	453
Net income	55,686	36,854	41,586	24,133	11,628

Average number of shares outstanding	26,731	26,725	26,720	26,720	26,720

Per Share Data:
Net income	$2.08	$1.38	$1.56	$0.90	$0.44
Cash dividends	0.18	0.18	0.18	0.18	0.18

Year-End Data:
Shareholders’ equity	$420,845	$388,852	$382,771	$323,226	$297,158
Equity per share	15.74	14.55	14.33	12.10	11.12
Total assets	756,315	641,252	592,565	548,071	547,280
Long-term debt	20,570	25,700	32,699	38,159	43,776

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our primary businesses are in the defense and transportation industries. For the year ended September 30, 2009, 70% of sales were derived from defense systems and services, while 30% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 58% of sales in 2009 compared to 54% in 2008 and 2007.

At September 30, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective in 2009. Previously our defense business had been reported as a single segment, with a single executive responsible for the entire business, operating performance measured as a single unit and management incentive plans that were based on total defense segment performance. With the changes during the current fiscal year, we are now reporting results for two defense segments, Defense Systems and Mission Support Services. The Transportation Systems segment is still considered one reporting segment. We have reclassified prior period amounts to reflect this organizational change.

Mission Support Services (MSS) operates constructive military training systems, provides live training mission support, distributed interactive simulation, development of military training doctrine, force modernization services for NATO entrants and field operations and maintenance.

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our communications products are aimed at intelligence, surveillance, and search and rescue markets.

Cubic Transportation Systems (CTS) develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multiagency, multimodal transportation integration technologies and a full scope of operational services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Consolidated Overview

Sales in fiscal 2009 increased 15% from 2008 due to growth in all three segments. About 60% of the growth was from our previously existing businesses, with the remainder due to acquisitions we made in 2008 and 2009. In 2009 sales exceeded $1 billion for the first time in our history, totaling $1.017 billion, compared to $881.1 million in 2008. In 2008, sales were down slightly from 2007 because of the sale of our corrugated box business in the fourth quarter of 2007 and because of a transition in some of our defense systems contracts from the development phase to the production phase. This is described more fully in the segment discussion following.

As a result of the growth in sales and improved operating performance from CDS, our operating income increased 59% in fiscal 2009 to $84.7 million from $53.3 million in 2008. Last year’s results had included a restructuring charge of $6.2 million and an operating loss of $15.6 million in the communications business within CDS. We made two small transportation systems acquisitions in 2009 which resulted in a slight decrement to operating income this year, as the amortization of purchased intangibles exceeded the operating income from the acquired businesses. We believe this is a short-term situation, as the amortization charges are highest in the first year and profitability of the acquired contracts is expected to improve in future years.

Operating income decreased 14% in fiscal 2008 from $62.1 million in 2007. Operating income from CTS increased significantly in 2008, more than doubling from the 2007 level. However, CDS incurred an operating loss in 2008 more than offsetting the improvement from CTS. In addition, we incurred the restructuring charge in 2008, as mentioned above. See the segment discussions following for further details of segment operating results.

Net income increased to $55.7 million ($2.08 per share) from $36.9 million ($1.38 per share) in 2008 and $41.6 million ($1.56 per share) in 2007. Higher net income resulted primarily from the improvement in operating income, as described above. This was partially offset by lower investment income due to lower interest rates and a provision for settlement of a lawsuit of $1.4 million that reduced net income in the fourth quarter by approximately $0.9 million, after applicable income taxes, or $0.03 per share. Net income in 2008 was lower than in 2007 primarily because of the operating loss in CDS. The restructuring costs mentioned above also reduced net income in 2008 by approximately $3.7 million after applicable income taxes, or $0.14 per share.  Also included in 2008 was a gain of $1.2 million in the fourth quarter on the sale of our investment in a defense-related joint venture that added approximately $0.8 million to net income, after applicable income taxes, or $0.03 per share. In 2007 we sold our corrugated box business, also in the fourth quarter, for a gain of approximately $0.6 million, after applicable income taxes, or $0.02 per share. Reductions in tax contingency reserves accounted for approximately $0.1 million, $1.2 million and $0.9 million, respectively, of the 2009, 2008 and 2007 net income.

The gross margin from product sales improved in 2009 to 25.1% from 21.4% in 2008 and 19.6% in 2007. Improved performance from CDS accounted for the improvement in 2009. In 2008, better performance from CTS systems contracts contributed to the gross margin improvement over 2007, partially offset by a lower margin from CDS due to the operating loss in the communications business. The gross margin from service sales was 16.1% in 2009 compared to 17.2% in 2008 and 16.3% in 2007. Gross margins in the MSS business were lower in 2009 primarily because of a competitively bid follow-on contract that generated lower margins than the previous contract had in 2008 and 2007. Higher sales and margins from CTS service contracts in Europe contributed to the improvement in 2008 over 2007.

Selling, general and administrative (SG&A) expenses increased to $111.8 million or 11.0% of sales in 2009 compared to $98.6 million, or 11.2% of sales, in 2008, and $94.1 million, or 10.6% of sales, in 2007. SG&A increased in 2009 due to a bad debt write-off of $3.1 million incurred at CDS and from the businesses acquired in 2008 and 2009.  In 2008, SG&A increased at CDS due to increased bid and proposal expenditures.

Amortization expense increased to $6.4 million or 0.6% of sales compared to $1.3 million, or 0.2% of sales, in 2008, and $0.9 million, or 0.1% of sales, in 2007. The increase in 2009 was due primarily to the acquisition of Omega in the 4th quarter of 2008, as well as from the transportation systems acquisitions made in 2009.

Company sponsored research and development (R&D) spending was $8.2 million in 2009 compared to $12.2 million in 2008 and $5.2 million in 2007. R&D projects for the development of data link technologies begun in 2008 were completed, resulting in lower spending in 2009; however, this was partially offset by increased spending for transportation and security related projects. Our R&D spending continues to be incurred primarily in connection with customer funded activities. We do not rely heavily on company sponsored R&D, as most of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract required development activity in 2009 was $54 million, compared to $55 million in 2008 and $66 million in 2007; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Interest and dividend income decreased significantly in 2009 to $1.6 million compared to $6.4 million in 2008 and $3.4 million in 2007, despite higher available cash balances, due to lower interest rates. Other Income (Expense) netted to income of $0.9 million in 2009 compared to an expense of $0.7 million in 2008 and income of $1.3 million in 2007. In 2009 and 2007 we realized foreign currency exchange gains on advances to our foreign subsidiaries, compared to a loss in 2008. Interest expense decreased to $2.0 million in 2009 compared to $2.7 million in 2008 and $3.4 million in 2007 due to a reduction in long-term borrowings over the three year period.

Our effective tax rate for 2009 was 34.7% of pretax income compared to 35.6% in 2008 and 36.3% in 2007. The effective rate decreased in 2009 primarily because of a higher Research and Experimentation (R&E) credit realized this year due partially to an increase in qualifying activity. The credit for 2009 also included $0.8 million from fiscal 2008 that was not realized until 2009 because the credit had expired and was not reinstated by the U.S. Congress until October 2008. Higher income in the U.S. added to our effective tax rate in 2009 due to higher state income taxes, however, this was partially offset by a lower provision for taxes from foreign earnings repatriation. The effective rates in 2009, 2008 and 2007 benefited from the reversal of tax contingency provisions amounting to a net $0.1 million, $1.2 million and $0.9 million, respectively. Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Mission Support Services Segment

Years ended September 30,	2009	2008	2007
	(in millions)
Mission Support Services Sales	$424.4	$332.5	$308.0

Mission Support Services Operating Income	$27.9	$27.8	$27.6

MSS sales increased 28% in 2009 compared to an 8% increase in 2008 over 2007. About half of the sales increase in both years came from Omega, the company we acquired at the end of July 2008. The sales improvement in 2009 also came from an increase in activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA and at the U.S. Army Quartermaster School. In 2008, lower sales from the JRTC were more than offset by higher sales from the Quartermaster School contract which was new that year and from our contract with the U.S. Marine Corps that was expanded as a result of the contract renewal in 2008.

Operating income from MSS increased less than 1% in 2009, after increasing 1% in 2008. The new company, Omega, contributed over $2 million to operating income in the first two months we owned it in 2008, however, the contract that generated much of that profit was scaled back significantly in 2009, resulting in lower operating income this year. Overall, Omega was only slightly profitable for the year, after covering acquisition related costs of $0.4 million and amortization of intangible assets of $5.4 million. Higher sales from the JRTC contract in 2009 helped to increase operating profits, in addition to better performance from certain operations and maintenance contracts. However, we realized lower operating income from the U.S. Marine Corp. contract, as it was competitively bid at a lower profit margin than we had experienced from the previous Marine Corp. contract. We did, however, receive a contract modification in 2009 related to the completed Marine Corp. contract that reimbursed us for out-of-scope costs expensed in 2008, adding $1.2 million to operating income in 2009. We also provided a reserve of $1.4 million in 2009 for settlement of a wage-related lawsuit on one of our contracts in California. In 2008, higher sales from the U.S. Marine Corps contract contributed to operating income growth. However, these increases were nearly offset by lower sales and profit margins from the JRTC contract and from other MSS contracts that had experienced particularly strong performance in 2007.

Defense Systems Segment

Years ended September 30,	2009	2008	2007
	(in millions)

Defense Systems Sales
Training systems	$238.5	$227.7	$263.4
Communications	45.4	36.0	57.4
Tactical systems and other	1.5	11.6	12.3
	$285.4	$275.3	$333.1

Defense Systems Operating Income
Training systems	$16.2	$6.8	$18.9
Communications	3.4	(15.6)	(0.7)
Tactical systems and other	(0.6)	(0.7)	(1.6)
	$19.0	$(9.5)	$16.6

Training Systems

Training Systems sales increased 5% in 2009 after decreasing 14% in 2008. Sales of small arms virtual training systems and air combat training systems increased in 2009, while ground combat training systems sales decreased. Sales were higher from the air combat training system contract known as P5 and from air combat training sales to the Far East. Sales were lower in 2009 from ground combat training systems in the U.K. and Canada.

The decrease in 2008 sales came from each of the major product lines, including air combat training, ground combat training and small arms virtual training systems. Sales were lower in 2008 by $23.0 million from the P5 contract and from an air combat training system in Australia that was completed in the first quarter. Partially offsetting these sales decreases was an increase in sales from the new Joint Strike Fighter (JSF) development contract and other air combat training contracts. Sales in three major Training Systems product lines were impacted in 2008 by a transition from the development phase, where revenue is recognized on a cost-to-cost percentage completion basis, to the production phase, where we recognize revenues from production orders on a units-of-delivery percentage completion basis, resulting in the recording of sales when the product is delivered and accepted by the customer. This includes the P5 air combat training contract, electro-optics contracts and small arms training systems. This transition also resulted in an increase in inventories of $30.3 million from these product lines in fiscal 2008, partially offset by customer advances of $11.5 million.

Training Systems operating income increased from $6.8 million in 2008 to $16.2 million this year. Higher sales of air combat training systems and small arms virtual training systems and higher profit margins on air combat training systems in the Far East contributed to the improvement. In addition, last year’s results included cost growth for the development of an electro-optic training system, which totaled $9.6 million compared to $3.6 million this year. Product shipments on this contract also contributed to the improved results for the year, adding $2.3 million to operating income in 2009. Partially offsetting these profit improvements was a $3.1 million allowance for doubtful accounts established during the second fiscal quarter this year. A company through which we sold training systems products to the U.S. government in previous periods failed to pass on to us cash they collected from the government on our behalf. We were able to collect a portion of the money they owed us and have negotiated a payment plan with them; however, the company appears to be in financial trouble and collection of the remainder continues to be doubtful. We will reverse the reserve only upon the collection of cash from them.

Training Systems operating income decreased 64% in 2008 compared to 2007. Lower sales from the P5 and Australian air combat training contracts and small arms virtual training systems contributed to the decrease in operating income. However, the primary cause of the decrease was cost growth of $9.6 million on the electro-optics contract mentioned above. This cost growth stemmed from problems encountered in the second quarter during system integration testing, resulting in increased engineering development costs for design changes and higher manufacturing and rework costs. We also experienced further cost growth of $4.2 million in 2008 on a contract for the development of a ground combat training system in the Middle East. This compares to cost growth of $5.1 million in 2007 on the same contract. Improved profit margins in 2008 from a ground combat training system in Canada partially offset the loss from this Middle East contract.

Communications

Communications sales improved to $45.4 million this year compared to $36.0 million last year, a 26% increase. A settlement agreement reached in the first quarter with the U.S. Navy on a data link development contract added $3.3 million to sales and facilitated progress toward completion of the contract, further increasing sales for the year. Sales were also higher from a contract to develop a data link for unmanned aerial vehicles for a U.K. customer. Lower sales of power amplifiers partially offset the growth in data link sales for the year.

Sales from Communications decreased 37% in 2008, as lower sales were realized from contracts for the development of data links for unmanned aerial vehicles in the U.S. and U.K. and from a contract for the development of a data link for the U.S. Navy. These decreases were partially offset by higher sales of personnel locator systems and power amplifiers.

Communications operating income improved in 2009 to $3.4 million from an operating loss of $15.6 million last year. Cost growth on three data link development contracts had resulted in last year’s operating loss. This year two of the three contracts generated operating income due to contract restructurings and change orders received. Lower sales of power amplifiers in 2009 resulted in lower operating income, partially offsetting the improvements in profitability from the data link contracts.

The primary cause of the $15.6 million operating loss in Communications in 2008 was cost growth of $9.5 million from a contract to develop new data link technology for unmanned aerial vehicles for a U.K. customer.  As mentioned above, the contract was restructured in early 2009. Cost growth on two other data link development contracts impacted profitability by $6.2 million in 2008. One of these is the U.S. Navy contract mentioned above for which we reached a settlement agreement with the customer in early 2009. In addition, we incurred costs on several research and development projects for new data link technology during 2008, which added $2.7 million to the operating loss for the year. Partially offsetting these increased costs was higher operating income on higher sales of power amplifiers and personnel locator systems.

Transportation Systems Segment

Years ended September 30,	2009	2008	2007
		(in millions)
Transportation Systems Sales	$303.4	$272.3	$236.6

Transportation Systems Operating Income	$44.1	$43.0	$20.1

CTS sales increased 11%, from $272.3 million in 2008 to $303.4 million in 2009. Sales increased in North America from a fare collection development contract awarded last year, from the sale of spare parts and from contracts we added in a small service business acquisition made in July 2009. In the U.K., higher sales came primarily from contracts with Transport for London and U.K. train operating companies, however, a lower average exchange rate between the British Pound and the U.S. Dollar in 2009 resulted in a decrease in the dollar value of U.K. sales of $38.6 million compared to the rate in effect in 2008.

CTS sales increased 15% in 2008 primarily due to additional work from change orders on the PRESTIGE contract and from other contracts in the U.K. Sales were also higher from system installation work on a contract in Australia and increased sales of spare parts in North America. These increases were partially offset by decreased sales from system installation contracts in North America and Sweden. The exchange rate between the British Pound and the U.S. Dollar had no impact on sales for 2008, when compared to 2007, as the average rate for the year was virtually the same as in 2007.

CTS operating income improved from $43.0 million in 2008 to $44.1 million in 2009, a 3% increase. Higher sales of spare parts added to operating income and contract restructuring agreements reached during the first quarter added a net $1.6 million to operating income. As a result of one of the contract restructurings, we wrote off accounts receivable of $4.1 million against the associated allowance for doubtful accounts, resulting in no impact on operating income. In addition, the successful completion of a new fare collection system in North America resulted in an additional contribution to operating income for the year. Although operating income in the U.K. was higher in 2009 than in 2008 as a result of higher sales, the lower British Pound vs. U.S. Dollar exchange rate negatively impacted operating income by $8.8 million in 2009.

Operating income for CTS more than doubled in 2008 when compared to 2007. Higher sales and improved performance from U.K. contracts, including bonuses earned on the PRESTIGE contract for system usage, and profits from increased spares sales in the U.S. contributed to the increase in 2008. Cost growth on North American contracts was limited to $1.6 million in 2008, a significant improvement over 2007 when cost growth on the same contracts had been $7.0 million. Partially offsetting the profit improvements in 2008 was cost growth of $3.4 million on a contract in Sweden and an investment in new technology of $1.8 million we made related to a new contract in North America. A reduction in legal fees of $2.0 million in 2008 also contributed to the operating income improvement. As mentioned above relating to sales, currency exchange between the British Pound and U.S. Dollar had no impact on 2008 operating income when compared to 2007.

Backlog

September 30,	2009	2008
	(in millions)
Total backlog
Transportation Systems	$772.2	$480.6
Mission Support Services	855.5	880.0
Defense Systems
Training systems	484.4	363.6
Communications	69.0	45.9
Other	2.3	2.4
Total Defense Systems	555.7	411.9
Total	$2,183.4	$1,772.5

Funded backlog
Transportation Systems	$772.2	$480.6
Mission Support Services	206.7	180.6
Defense Systems
Training systems	484.4	363.6
Communications	69.0	45.9
Other	2.3	2.4
Total Defense Systems	555.7	411.9
Total	$1,534.6	$1,073.1

In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received.

In August 2008, Transport for London (TfL) notified our 37.5% owned subsidiary, TranSys, that they will be terminating the PRESTIGE fare collection system contract as of August 2010 in accordance with the early termination provision of the contract. As a result of this early termination, $290 million (£142 million) was removed from transportation systems backlog as of September 30, 2008. However, in November 2008, TfL awarded Cubic directly a new three year contract that includes virtually all of the services currently being performed by TranSys through its shareholders. The term of this contract is for the time period from August 2010 to August 2013, with a base value of approximately $272 million (£170 million), which was added to the September 30, 2009 backlog. The contract value will be indexed for inflation from August 2008 through its completion and additionally includes variable payments that are contingent upon system usage, similar to provisions that were contained in the PRESTIGE contract.

A decrease in the value of the British Pound vs. the U.S. Dollar between September 30, 2008 and September 30, 2009, resulted in a decrease in transportation systems backlog of approximately $28 million.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised.

New Accounting Standards

On July 1, 2009 the Financial Accounting Standards Board officially launched the Accounting Standards Codification (FASB ASC), as the authoritative source of generally accepted accounting principles in the United States. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the SEC issued guidance regarding the impact of the FASB ASC on certain SEC rules, regulations, and interpretive releases and staff accounting bulletins. The SEC advised that references to FASB standards in current SEC text should correspond to the rules in the FASB ASC. The FASB ASC does not supersede any SEC rules or regulations. The FASB ASC should not be considered the authoritative source for SEC guidance.

In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. We adopted this standard in the quarter ending December 31, 2008 with no material impact to our results of operations, financial position or cash flows.

In February 2007, the FASB issued an accounting standard that permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this standard in the quarter ending December 31, 2008 with no material impact to our results of operations, financial position or cash flows.

In December 2007 the FASB issued an accounting standard that applies to all transactions or other events in which an entity obtains control of one or more businesses. This standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  We will adopt this standard in the fiscal year beginning October 1, 2009. The impact of this standard will depend on the size and structure of future acquisitions.

In March 2008 the FASB issued an accounting standard that requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. We adopted this standard in the quarter ended March 31, 2009 with no material impact to our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted a standard that establishes general accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued an accounting standard that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008, which for us will be the fiscal year beginning October 1, 2009. We currently do not expect that the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued a standard which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This standard is effective for financial statements issued for fiscal years ending after December 15, 2009, which for us will be the fiscal year beginning October 1, 2009. We currently do not expect that the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  We are currently evaluating the impact that the adoption of this standard will have on our results of operations, financial position or cash flows. This standard is effective for the first annual reporting period that begins after November 15, 2009, which for us will be the fiscal year beginning October 1, 2010.

In October 2009, the FASB issued revised accounting guidance, which can be applied prospectively or retrospectively.  This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations, or cash flows. This revised guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, and we expect to adopt it in the fiscal year beginning October 1, 2010, although early adoption is allowed.

Liquidity and Capital Resources

Operating activities provided cash of $176.0 million in 2009, compared to $92.7 million in 2008, and $69.2 million in 2007. In addition to cash generated by earnings, a decrease in accounts receivable in each of the three years amounting to $36.2 million, $40.5 million and $18.1 million in 2009, 2008 and 2007, respectively, contributed to the positive cash flows. In addition, net customer advances of $48.7 million, $17.0 million and $12.2 million in 2009, 2008 and 2007, respectively, added to the positive result. Growth in inventories partially offset these improvements in each of the three years, using cash of $4.3 million, $18.7 million and $7.6 million, respectively, reflecting the transition from development type contracts to production contracts described in the Defense Systems section above and a temporary build-up of inventories at CTS related to one contract in 2009. Positive operating cash flows in 2009 and 2008 came from all three segments, with CDS providing more than half of the operating cash flows in 2009. In 2008 the greater portion came from CTS. All of the operating cash flows in 2007 came from CTS, while CDS and MSS cash flows were slightly negative for the year.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2009, this balance was $13.4 million compared to $19.9 million at September 30, 2008.

Cash flows used in investing activities in 2009 included two small transportation systems acquisitions made during the year and the final payment of $6.1 million from our 2008 acquisition of Omega Training Group, Inc. We also made normal capital expenditures of $5.3 million and purchased marketable securities totaling $8.1 million in 2009. In 2008 our acquisition of Omega used cash of $53.8 million, net of cash acquired. We made capital expenditures of $8.1 million in 2008, partially offset by proceeds of $1.8 million from the sale of our interest in a joint venture. We also liquidated $27.2 million of short-term investments in early 2008, thereby avoiding much of the turmoil in the credit markets that occurred later in the year. During 2007 we had invested a net of $18.3 million in these financial instruments, received $3.8 million from the sale of our former corrugated box business and made $6.1 million in capital expenditures.

Financing activities in 2009 included scheduled payments on long-term borrowings of $6.0 million and the payment of a dividend to shareholders of $4.8 million (18 cents per share). Similarly, in 2008 financing activities included payments on long-term borrowings of $6.1 million and the payment of a dividend to shareholders of $4.8 million (18 cents per share). Financing activities in 2007 included the repayment of short term borrowings of $10.0 million and scheduled payments on long-term borrowings of $6.1 million, in addition to the payment of a dividend to shareholders of $4.8 million (18 cents per share).

Accumulated other comprehensive income decreased $18.9 million in 2009 primarily because of an increase in the recorded liability for our pension plans which reduced the balance by $15.2 million after applicable income taxes. In addition, foreign currency translation adjustments also reduced the balance by $3.9 million. These adjustments, less a small unrealized gain from cash flow hedges, resulted in a negative balance in accumulated other comprehensive income of $11.4 million at September 30, 2009 compared to a positive balance of $7.6 million at September 30, 2008.

The pension plan unfunded balance increased from the September 30, 2008 balance of $16.5 million to $32.2 million at September 30, 2009. This decrease in the funded position can be attributed primarily to a decrease in the discount rate we used to calculate the pension liability.

The net deferred tax asset increased to $36.2 million at September 30, 2009 compared to $31.7 million at September 30, 2008. The reason for the increase is that the effect of recording adjustments to the pension liability through other comprehensive income resulted in a deferred tax asset of $12.2 million at September 30, 2009 compared to $4.0 million at September 30, 2008. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

We own 37.5% of the common stock of Transaction Systems Limited (TranSys), a special-purpose company formed in the United Kingdom to bid on the PRESTIGE fare collection system contract, which outsourced most of the functions of the Transport for London (TfL) fare collection system. In August 2008, TfL notified TranSys that they will be terminating the PRESTIGE contract as of August 2010 in accordance with the early termination provision of the contract. As a result of this termination for convenience, upon completion of the contract in 2010, the operations of TranSys will cease.

The contract termination notice triggered a requirement for TranSys to engage an independent engineer to produce a report on the state of the assets associated with the PRESTIGE system. The engineer is scheduled to deliver their report in December 2009, stating whether, in their opinion, the fare collection system assets are able to pass a “Performance Test” for a period of two years beyond the contract termination. The Performance Test requires the assets to perform at contractual minimum levels with broadly the same level of maintenance as that performed under the contract. If the engineer determines that the assets may fail the Performance Test then TranSys and its subcontractors have until August 2010 to carry out the necessary remediation of the assets.

At the date of the termination of the contract in August 2010, the same engineer will deliver a “Supplementary Report” which is a follow up assessment to take into account the remediation efforts of TranSys and its subcontractors, and to give an opinion on the remaining level of remediation work required in order to allow the system to pass the Performance Test for the two year period. The contract allows TfL to withhold an amount up to approximately £40 million ($64 million) from its final payment to TranSys pending the delivery of the Supplementary Report and the completion of any remediation work identified in the report. This process is not expected to take longer than six months and TfL would be required to pay interest on any funds withheld.

TranSys is required to repay the banks in August 2010 and, to the extent that there is a funding shortfall in TranSys because of a withhold by TfL, the shareholders are each required to provide TranSys their share of the cash required to fully repay the debt until the funds are returned to TranSys by TfL, at which time the shareholders would be repaid by TranSys. We estimate that our share of this withhold could be as much as $38.5 million. In addition, although we consider the possibility remote, if the other shareholders of TranSys fail to provide their share of the funding, we could be forced to provide the entire funding amount to TranSys for up to six months. While there is the possibility that TfL will withhold some amount from TranSys upon contract termination, we do not believe this will be necessary. In recent years the fare collection system has consistently exceeded the contractual performance levels and we believe that sufficient costs have been included in our estimated costs to complete the contract to continue this level of performance for the required period. In addition, since we have been selected as the successor contractor to the PRESTIGE contract, we believe TfL will have no reason to withhold funds to assure any required remediation will be completed. However, there remains the possibility that we will be required to provide some amount of funding to TranSys for up to 6 months following the end of the contract in August 2010.

Our financial condition remains strong with working capital of $315.2 million and a current ratio of 2.2 to 1 at September 30, 2009. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to the short-term borrowing arrangement we have in New Zealand, we have a committed five year credit facility from a group of financial institutions in the U.S., aggregating $150 million. This agreement will expire in March 2010 and we are currently in negotiations for a new three year agreement for the same amount. We expect the annual fees under the new arrangement to increase by several hundred thousand dollars per year.  As of September 30, 2009, $45.3 million of this capacity was used for letters of credit, leaving an additional $104.7 million available.  Our total debt to capital ratio at September 30, 2009 was less than 6%. In addition, our cash and short-term investments totaled $252.2 million at September 30, 2009 which exceeded our total long-term debt by $227.1 million. Our cash is invested primarily in highly liquid government treasury instruments in the U. S. and Europe.

The following is a schedule of our contractual obligations outstanding as of September 30, 2009:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$25.1	$4.6	$9.1	$9.1	$2.3
Interest payments	4.2	1.4	1.8	0.7	0.3
Operating leases	19.9	6.7	9.1	3.2	0.9
Deferred compensation	9.0	1.1	1.2	0.8	5.9
	$58.2	$13.8	$21.2	$13.8	$9.4

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill, purchased intangibles and pension liabilities. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Most of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries. Amounts representing contract change orders, claims or other items are included in the contract value only when they can be reliably estimated and realization is considered probable. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

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

Sales of products are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. Sales for fixed-price service contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for fixed-price service contracts that contain measurable units of work performed are recognized when the units of work are completed.

Sales and profits on contracts that specify multiple deliverables are allocated to separate units of accounting when there is objective evidence of fair value and that each accounting unit has value to the customer on a stand-alone basis.

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

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future. These undistributed earnings totaled approximately $57.5 million at September 30, 2009. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments. Based on this analysis in 2009, we determined that 12.0 million British pounds ($18.4 million, net of hedge losses) was excess capital in the U.K. and that 10.0 million New Zealand Dollars ($6.4 million, net of hedge losses) was excess capital in New Zealand and paid dividends in these amounts to the U.S. parent company.  U.S. taxes provided on these dividends amounted to $3.1 million in 2009.

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

September 30,	2009	2008
	(in millions)

Mission Support Services	$36.7	$36.7
Defense Systems	15.3	16.1
Transportation Systems	7.4	8.2
Total goodwill	$59.4	$61.0

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

For fiscal 2009, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of ten years. The compound annual growth rates for sales ranged from 5.0% to 8.0% and for operating profit margins ranged from 7.0% to 10.0% for the reporting units, beyond the discrete forecast period. The future cash flows were discounted to present value using a discount rate of 12.0%. We did not recognize any goodwill impairment as a result of performing this annual test. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, a 10% decrease in the estimated fair value of any of our reporting units at June 30, 2009 would not have resulted in a goodwill impairment charge.

Purchased Intangibles

We generally fund acquisitions using cash on hand. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition day, with any excess purchase price recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, the amounts we record related to purchased intangibles are determined from independent valuations. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes can have on earnings. For example, a 50 basis point change in the assumed rate of return on assets would have changed the pension expense recorded in 2009 by about $0.6 million, before applicable income taxes.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S. and New Zealand which are also tied to short term rates (the U.S. prime rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 5 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of interest rates in the U.S., the U.K., and New Zealand. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S. and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2009.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$244,074	$112,696
Short-term investments	8,127	—
Accounts receivable:
Trade and other receivables	12,833	9,014
Long-term contracts	223,186	264,748
Allowance for doubtful accounts	(4,558)	(4,878)
	231,461	268,884

Inventories	49,107	45,118
Deferred income taxes	22,132	27,082
Prepaid expenses and other current assets	29,957	21,548
TOTAL CURRENT ASSETS	584,858	475,328

LONG-TERM CONTRACT RECEIVABLES	13,400	19,930

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	15,292	15,408
Buildings and improvements	42,661	43,379
Machinery and other equipment	80,018	83,598
Leasehold improvements	4,685	4,656
Accumulated depreciation and amortization	(93,761)	(93,154)
	48,895	53,887

OTHER ASSETS
Deferred income taxes	14,082	4,631
Goodwill	59,433	61,032
Purchased intangibles	28,618	19,060
Miscellaneous other assets	7,029	7,384
	109,162	92,107

TOTAL ASSETS	$756,315	$641,252

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

	September 30,
	2009	2008
	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$28,626	$23,288
Customer advances	123,458	74,963
Accrued compensation	49,134	41,111
Other current liabilities	60,402	44,721
Income taxes payable	3,491	6,017
Current maturities of long-term debt	4,554	6,045
TOTAL CURRENT LIABILITIES	269,665	196,145

LONG-TERM DEBT	20,570	25,700

OTHER LIABILITIES
Accrued pension liability	32,214	16,451
Deferred compensation	7,902	7,821
Income taxes payable	5,119	6,283

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value (in thousands):
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value (in thousands):
Authorized—50,000 shares
2009—Issued 35,677 shares, outstanding—26,732 shares
2008—Issued 35,673 shares, outstanding—26,727 shares	12,530	12,485
Retained earnings	455,743	404,868
Accumulated other comprehensive (loss) income	(11,357)	7,570
Treasury stock at cost (in thousands):
2009 and 2008—8,945 shares	(36,071)	(36,071)
	420,845	388,852

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$756,315	$641,252

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2009	2008	2007
	(amounts in thousands, except per share data)

Net sales:
Products	$526,879	$478,478	$517,165
Services	489,778	402,657	372,705
	1,016,657	881,135	889,870
Costs and expenses:
Products	394,478	376,213	415,729
Services	411,038	333,268	311,811
Selling, general and administrative expenses	111,828	98,613	94,107
Restructuring costs	—	6,203	—
Research and development	8,173	12,231	5,178
Amortization of purchased intangibles	6,432	1,343	947
	931,949	827,871	827,772

Operating income	84,708	53,264	62,098

Other income (expenses):
Gain on sale of assets	—	1,238	1,052
Interest and dividends	1,664	6,351	3,431
Interest expense	(2,031)	(2,745)	(3,403)
Other income (expense)	899	(653)	1,299
Minority interest in loss (income) of subsidiary	—	(216)	771

Income before income taxes	85,240	57,239	65,248

Income taxes	29,554	20,385	23,662

Net income	$55,686	$36,854	$41,586

Basic and diluted net income per common share	$2.08	$1.38	$1.56

Average number of common shares outstanding	26,731	26,725	26,720

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008	2007
	(in thousands)
Operating Activities:
Net income	$55,686	$36,854	$41,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	9,688	8,854
Deferred income taxes	3,346	(6,203)	745
Provision for doubtful accounts	3,038	(39)	19
Gain on sale of assets	—	(1,238)	(1,052)
Minority interest in income (loss) of subsidiary	—	216	(771)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	36,211	40,495	18,091
Inventories	(4,275)	(18,748)	(7,610)
Prepaid expenses and other current assets	5,141	451	(8,048)
Accounts payable and other current liabilities	14,175	4,037	9,965
Customer advances	48,663	16,952	12,181
Income taxes	(2,890)	7,835	(2,741)
Other items - net	1,352	2,355	(2,063)
NET CASH PROVIDED BY OPERATING ACTIVITIES	176,033	92,655	69,156

Investing Activities:
Acquisition of businesses, net of cash acquired	(19,965)	(53,776)	—
Proceeds from sale of assets	—	1,779	3,775
Proceeds from sale of short-term investments	—	66,160	241,606
Purchases of short-term investments	(8,127)	(39,070)	(259,935)
Purchases of property, plant and equipment	(5,332)	(8,100)	(6,098)
Other items - net	41	(2,254)	(139)
NET CASH USED IN INVESTING ACTIVITIES	(33,383)	(35,261)	(20,791)

Financing Activities:
Change in short-term borrowings	—	—	(10,000)
Principal payments on long-term debt	(5,970)	(6,112)	(6,112)
Proceeds from issuance of common stock	45	128	—
Purchases of treasury stock	—	(2)	—
Dividends paid to shareholders	(4,811)	(4,810)	(4,810)
NET CASH USED IN FINANCING ACTIVITIES	(10,736)	(10,796)	(20,922)

Effect of exchange rates on cash	(536)	(7,465)	3,740

NET INCREASE IN CASH AND CASH EQUIVALENTS	131,378	39,133	31,183

Cash and cash equivalents at the beginning of the year	112,696	73,563	42,380

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$244,074	$112,696	$73,563

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other			Number
(in thousands except	Comprehensive	Treasury	Comprehensive	Retained	Common	of Shares
per share amounts)	Income	Stock	Income	Earnings	Stock	Outstanding
October 1, 2006		(36,069)	8,415	338,523	12,357	26,720

Comprehensive income:
Net income	$41,586	—	—	41,586	—	—
Decrease in minimum pension liability, net of taxes	13,580	—	13,580	—	—	—
Foreign currency translation adjustment	9,189	—	9,189	—	—	—
Comprehensive income	$64,355

Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2007		(36,069)	31,184	375,299	12,357	26,720

Comprehensive income:
Net income	$36,854	—	—	36,854	—	—
Increase in minimum pension liability, net of taxes	(12,383)	—	(12,383)	—	—	—
Foreign currency translation adjustment	(11,231)	—	(11,231)	—	—	—
Comprehensive income	$13,240

Adoption of new accounting pronouncement		—	—	(2,475)	—	—
Stock issued under equity incentive plan		—	—	—	128	7
Purchase of treasury stock		(2)	—	—	—	—
Cash dividends paid — $.18 per share of common stock		—	—	(4,810)	—	—

September 30, 2008		(36,071)	7,570	404,868	12,485	26,727

Comprehensive income:
Net income	$55,686	—	—	55,686	—	—
Increase in minimum pension liability, net of taxes	(15,155)	—	(15,155)	—	—	—
Foreign currency translation adjustment	(3,884)	—	(3,884)	—	—	—
Net unrealized gains from cash flow hedges	112	—	112	—	—	—
Comprehensive income	$36,759

Stock issued under equity incentive plan		—	—	—	45	5
Cash dividends paid — $.18 per share of common stock		—	—	(4,811)	—	—

September 30, 2009		$(36,071)	$(11,357)	$455,743	$12,530	$26,732

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  We design, develop and manufacture products which are mainly electronic in nature, provide government services and services related to products previously produced by us and others. Our principal lines of business are defense systems, defense services, and transportation fare collection systems. Our principal customers for defense products and services are the United States and foreign governments. Our transportation fare collection systems are sold primarily to large local government agencies in the United States and worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. We translate our statements of income and cash flows at the average exchange rates for each year. Transaction gains and losses on advances to foreign subsidiaries amounted to a $1.8 million gain in 2009, a $1.0 million loss in 2008 and a gain of $0.7 million in 2007.

Cash Equivalents:  We consider highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:  We have established guidelines pursuant to which our cash and cash equivalents are diversified among various money market instruments and investment funds. These guidelines emphasize the preservation of capital by requiring minimum credit ratings assigned by established credit organizations.  We achieve diversification by specifying maximum investments in each instrument type and issuer. The majority of these investments are not on deposit in federally insured accounts.

Fair Value of Financial Instruments:  We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is based upon quoted market prices for the same or similar debt instruments and approximates the carrying value of the debt.  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.  We generally require no allowance for doubtful accounts for these customers unless specific contractual circumstances warrant it.

In the quarter ended December 31, 2008 we adopted a new accounting standard that clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level 3 - Significant inputs to the valuation model are unobservable.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis. All are categorized as Level 2.

September 30,	2009	2008
	(in thousands)
Assets
Short-term investments	$8,127	$—
Derivative assets	18,106	4,285
Total assets	26,233	4,285
Liabilities
Derivative liabilities	17,933	4,285
Net assets	$8,300	$—

Short-term Investments:  Short-term investments include marketable U.S. government agency securities and pre-refunded municipal bonds that may be purchased at a discount or premium, may have callable options, and are categorized as available-for-sale securities. The securities in our portfolio had contractual maturities of approximately two years at September 30, 2009. We record short-term investments at fair value and we would record any net difference between fair market value and cost in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets; however, the difference between cost and fair market value was not material at September 30, 2009.

Inventories:  We state our inventories at the lower of cost or market. We determine cost using the first-in, first-out (FIFO) method, which approximates current replacement cost. We value our work in process at the actual production and engineering costs incurred to date, including applicable overhead, and reduce the value by charging any amounts in excess of estimated realizable value to cost of sales. Where contracts include advances, performance-based payments and progress payments, we reflect the advances as an offset against any related inventory balances. Costs we incur for certain government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2009 and 2008 were $7.4 million and $5.1 million respectively.

Property, Plant and Equipment:  We carry property, plant and equipment at cost. We provide depreciation in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, we use straight-line methods for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over estimated useful lives ranging from five to seven years.  Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $9.2 million, $8.3 million and $7.9 million in 2009, 2008 and 2007, respectively.

Goodwill:  We evaluate goodwill for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we would measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The changes in the carrying amount of goodwill for the two years ended September 30, 2009 are as follows:

	Transportation Systems	Defense Systems	Mission Support Services	Total
	(in thousands)
Balances at October 1, 2007	$9,362	$16,951	$9,690	$36,003
Goodwill acquired during the year	—	—	27,045	27,045
Reduction of acquired tax accrual	—	(435)		(435)
Foreign currency exchange rate changes	(1,152)	(429)		(1,581)
Balances at September 30, 2008	8,210	16,087	36,735	61,032
Reduction of acquired tax accrual	—	(1,083)		(1,083)
Foreign currency exchange rate changes	(772)	256		(516)
Balances at September 30, 2009	$7,438	$15,260	$36,735	$59,433

Purchased Intangible Assets:  The table below summarizes our purchased intangible assets:

	September 30, 2009			September 30, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$33,346	$(8,371)	$24,975	$19,545	$(3,139)	$16,406
Other purchased intangibles	5,055	(1,412)	3,643	2,787	(133)	2,654
Total	$38,401	$(9,783)	$28,618	$22,332	$(3,272)	$19,060

Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods over a weighted average period of 7 years.  Total amortization expense for 2009, 2008 and 2007, was $6.4 million, $1.3 million and $0.9 million, respectively.

The table below shows our expected amortization for purchased intangibles as of September 30, 2009, for each of the next five years (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
	(in thousands)
2010	$1,914	$157	$4,533	$6,604
2011	1,772	79	3,550	5,401
2012	1,641	—	2,650	4,291
2013	1,604	—	1,734	3,338
2014	1,604	—	749	2,353
Thereafter	6,631	—	—	6,631
	$15,166	$236	$13,216	$28,618

Impairment of Long-Lived Assets:  We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  We have not recorded any impairments for the years ended September 30, 2009, 2008 and 2007.

Deferred Compensation:  Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years or until periods after their respective retirements.  We accrue interest on deferred compensation at market rates, until such time as it is paid in full. We adjust the interest rate semi-annually; it was 4.875% at September 30, 2009.

Other Comprehensive Income:  We present other comprehensive income (OCI) and its components in the statement of changes in shareholders’ equity.  Accumulated OCI (loss) consisted of the following:

September 30,	2009	2008
	(in thousands)
Adjustment to pension liability	$(22,591)	$(7,436)
Foreign currency translation	11,122	15,006
Net unrealized gains from cash flow hedges	112	—
	$(11,357)	$7,570

The adjustment to the pension liability is shown net of a tax benefit of $12.2 million and $4.0 million at September 30, 2009 and 2008, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

Revenue Recognition:  We recognize sales and profits under our long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, using the cost-to-cost percentage of completion method of accounting. We record sales and profits based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, we do not recognize profit until progress is demonstrated or contract milestones are reached. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage of completion method as the basis to measure progress toward completing the contract and recognizing sales. We only include amounts representing contract change orders, claims or other items in the contract value when they can be reliably estimated and we consider realization probable.

We record sales of products when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. For fixed-price service contracts that do not contain measurable units of work performed we generally recognize sales on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. For fixed-price service contracts that contain measurable units of work performed we recognize sales when the units of work are completed.

We record sales under cost-reimbursement-type contracts as we incur the costs. We consider incentives or penalties and awards applicable to performance on contracts in estimating sales and profits, and record them when there is sufficient information to assess anticipated contract performance. We do not recognize incentive provisions that increase or decrease earnings based solely on a single significant event until the event occurs.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

For contracts that specify multiple deliverables, we allocate sales and profits to separate units of accounting when there is objective evidence of fair value and that each accounting unit has value to the customer on a stand-alone basis.

We make provisions in the current period to fully recognize any anticipated losses on contracts.  If we receive cash on a contract prior to revenue recognition we classify it as a customer advance on the balance sheet.

Income Taxes:  Our provision for income taxes includes federal, state, local, and foreign income taxes.  We recognize tax credits, primarily for research and development and export programs, as a reduction of our provision for income taxes in the year in which they are available for tax purposes.  We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized.  We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. Annually we evaluate the capital requirements of our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. We provide for U.S. taxes on the amount we determine to be excess capital available for distribution.

Earnings Per Share:  We calculate per share amounts based upon the weighted average number of shares of common stock outstanding.

Restructuring Activity: In 2008 we reduced our defense segment facility workforce by 139 employees. In addition, we eliminated 6 corporate office positions. Affected employees received severance pay and outplacement assistance, as well as company paid medical coverage for a defined period based on years of service. The cost of this restructuring was $6.2 million and is reflected in our results for 2008.

The following table presents a roll forward of our restructuring liability, which was included in other current liabilities in the audited consolidated balance sheet at September 30, 2008 (in thousands):

Employee
Separation
Expenses
Liability as of October 1, 2007	$—
Additions	6,203
Cash Payments	(4,523)
Liability as of September 30, 2008	1,680
Additions	—
Cash Payments	(1,680)
Liability as of September 30, 2009	$—

Derivative Financial Instruments:  We use derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments, investments, payments to foreign vendors, and the value of foreign currency denominated receipts from our customers. At September 30, 2009, we had foreign exchange contracts with a notional value of $148.3 million outstanding.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated OCI until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, a change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all derivative contracts as either current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective, did not have a material impact on the results of operations for the years ended September 30, 2009, 2008 and 2007. Due to delays in completion of a contract in Sweden, a foreign currency hedge contract became classified as not highly effective in 2009. As a result, we realized a $1.4 million gain on this foreign currency exchange contract during the second quarter of 2009; however, in the fourth quarter we recorded a $1.5 million loss, more than offsetting the earlier gain. In addition, a foreign currency forward has been excluded from the assessment of hedge effectiveness as it is marked to market on a quarterly basis. There are no significant credit risks related to contingent features in our derivative agreements, and the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

New Accounting Standards:  On July 1, 2009 the Financial Accounting Standards Board officially launched the Accounting Standards Codification (FASB ASC), as the authoritative source of generally accepted accounting principles in the United States. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the SEC issued guidance regarding the impact of the FASB ASC on certain SEC rules, regulations, and interpretive releases and staff accounting bulletins. The SEC advised that references to FASB standards in current SEC text should correspond to the rules in the FASB ASC. The FASB ASC does not supersede any SEC rules or regulations. The FASB ASC should not be considered the authoritative source for SEC guidance.

In September 2006, the FASB issued an accounting standard that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. We adopted this standard in the quarter ending December 31, 2008 with no material impact to our results of operations, financial position or cash flows.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In February 2007, the FASB issued an accounting standard that permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this standard in the quarter ending December 31, 2008 with no material impact to our results of operations, financial position or cash flows.

In December 2007 the FASB issued an accounting standard that applies to all transactions or other events in which an entity obtains control of one or more businesses. This standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  We will adopt this standard in the fiscal year beginning October 1, 2009. The impact of this standard will depend on the size and structure of future acquisitions.

In March 2008 the FASB issued an accounting standard that requires enhanced disclosures about an entity’s financial position, financial performance, and cash flows. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risks and accounting designation. We adopted this standard in the quarter ended March 31, 2009 with no material impact to our results of operations, financial position or cash flows.

During the quarter ended June 30, 2009, we adopted a standard that establishes general accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued an accounting standard that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008, which for us will be the fiscal year beginning October 1, 2009. We currently do not expect that the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued a standard which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This standard is effective for financial statements issued for fiscal years ending after December 15, 2009, which for us will be the fiscal year beginning October 1, 2009. We currently do not expect that the adoption of this standard will have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  We are currently evaluating the impact that the adoption of this standard will have on our results of operations, financial position or cash flows. This standard is effective for the first annual reporting period that begins after November 15, 2009, which for us will be the fiscal year beginning October 1, 2010.

In October 2009, the FASB issued revised accounting guidance, which can be applied prospectively or retrospectively.  This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position, results of operations, or cash flows. This revised guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, and we expect to adopt it in the fiscal year beginning October 1, 2010, although early adoption is allowed.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated discounted cash flows of our reporting units used for goodwill impairment testing, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

Risks and Uncertainties:  We are subject to the normal risks and uncertainties of performing large, multiyear, often fixed-price contracts. In addition, we are subject to audit of incurred costs related to many of our U.S. Government contracts. These audits could produce different results than we have estimated; however, our experience has been that our costs are acceptable to the government.

Subsequent Events:  We have completed an evaluation of all subsequent events through December 9, 2009, which is the issuance date of these consolidated financial statements, and concluded no subsequent events have occurred that require recognition or disclosure.

Reclassifications:  We reclassified Amortization of Purchased Intangibles in 2008 and 2007 from Selling, General and Administrative expenses to a separate line item in the Consolidated Statements of Income, for comparative purposes, as the expense became significant in 2009.

NOTE 2—INVESTMENT IN VARIABLE INTEREST ENTITY

We own 37.5% of the common stock of Transaction Systems Limited (TranSys), a special-purpose company formed in the United Kingdom to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve to seventeen years. In August 1998, TranSys was awarded the contract and began operations. We and the other 37.5% shareholder participate in the PRESTIGE contract solely through subcontracts from TranSys. All of the work to be performed by TranSys is subcontracted to the two 37.5% shareholders and the arrangement provides for the pass-through of virtually all revenues from TfL to the two shareholders. Our investment in TranSys is immaterial. TranSys is considered a variable interest entity; however, we do not consolidate TranSys as we are not considered the primary beneficiary.

In August 2008, TfL notified TranSys that they will be terminating the PRESTIGE fare collection system contract as of August 2010 in accordance with the early termination provision of the contract. As a result of this termination for convenience, upon completion of the contract in 2010, the operations of TranSys will cease. Our best estimate at this time is that TranSys will incur a loss of approximately $1.3 million by the time the contract is completed in August 2010. We have recorded a provision of approximately $0.6 million for our share of the loss in the year ended September 30, 2009.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—INVESTMENT IN VARIABLE INTEREST ENTITY—Continued

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

The contract termination notice triggered a requirement for TranSys to engage an independent engineer to produce a report on the state of the assets associated with the PRESTIGE system. The engineer is scheduled to deliver their report in December 2009, stating whether, in their opinion, the fare collection system assets are able to pass a “Performance Test” for a period of two years beyond the contract termination. The Performance Test requires the assets to perform at contractual minimum levels with broadly the same level of maintenance as that performed under the contract. If the engineer determines that the assets may fail the Performance Test then TranSys and its subcontractors have until August 2010 to carry out the necessary remediation of the assets.

Upon termination of the contract in August 2010, the same engineer will deliver a “Supplementary Report” which is a follow up assessment to take into account the remediation efforts of TranSys and its subcontractors, and to give an opinion on the remaining level of remediation work required in order to allow the system to pass the Performance Test for the two year period. The contract allows TfL to withhold an amount up to approximately £40 million ($64 million) from its final payment to TranSys pending the delivery of the Supplementary Report and the completion of any remediation work identified in the report.

TranSys is required to repay the banks in August 2010 and, to the extent that there is a funding shortfall in TranSys because of a withhold by TfL, the shareholders are each required to provide TranSys their share of the cash required to fully repay the debt until the funds are returned to TranSys by TfL, at which time the shareholders would be repaid by TranSys. We estimate that our share of this withhold could be as much as $38.5 million. In recent years the fare collection system has consistently exceeded the contractual performance levels and we believe that sufficient costs have been included in our estimated costs to complete the contract to continue this level of performance for the required period. In addition, since we have been selected as the successor contractor to the PRESTIGE contract, we believe TfL will have no reason to withhold funds to assure any required remediation will be completed.

We have provided certain performance guarantees to various parties related to the PRESTIGE contract and TranSys, including TfL, the banks and the TranSys shareholders. The other TranSys shareholders have provided similar performance guarantees to the same parties and to us.

Summarized unaudited financial information for TranSys is as follows:

Years ended September 30,	2009	2008	2007
	(in millions)
Statement of Operations:
Sales	$203.0	$215.3	$210.8
Operating loss	$(1.7)	$—	$—
Net loss	$(1.3)	$—	$—

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—INVESTMENT IN VARIABLE INTEREST ENTITY—Continued

September 30,	2009	2008
	(in millions)
Balance Sheets:
Cash	$44.6	$43.7
Unbilled contract accounts receivable	131.1	171.6
Other current assets	79.6	116.3
Total Assets	$255.3	$331.6

Current portion of long-term debt	$217.4	$297.7
Other current liabilities	39.2	33.9
Equity	(1.3)	—
Total Liabilities and Equity	$255.3	$331.6

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows:

September 30,	2009	2008
	(in thousands)
U.S. Government Contracts:
Amounts billed	$62,093	$60,016
Recoverable costs and accrued profits on progress completed—not billed	44,556	50,600
	106,649	110,616
Commercial Customers:
Amounts billed	41,907	47,209
Recoverable costs and accrued profits on progress completed—not billed	88,030	126,853
	129,937	174,062
	236,586	284,678
Less unbilled amounts not currently due—commercial customers	(13,400)	(19,930)
	$223,186	$264,748

A portion of recoverable costs and accrued profits on progress completed is billable under progress payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that we will bill and collect substantially all of the unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of performance tests and/or acceptance by the customers during fiscal 2010.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2009	2008
	(in thousands)

Finished products	$55	$172
Work in process and inventoried costs under long-term contracts	96,962	64,179
Customer advances	(49,734)	(20,783)
Materials and purchased parts	1,824	1,550
	$49,107	$45,118

At September 30, 2009 and 2008, work in process and inventoried costs under long-term contracts included approximately $0.9 million and $1.6 million, respectively, in costs incurred outside the scope of work on several contracts in the defense systems segment. We believe it is probable we will recover these costs, plus a profit margin, under contract change orders within the next year.

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2009	2008
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$20,000	$24,000
Unsecured note payable to an insurance company, interest at 6.11%.	—	1,429
Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	5,124	6,316

	25,124	31,745
Less current portion	(4,554)	(6,045)

	$20,570	$25,700

The terms of the notes payable and other financial instruments include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of working capital, debt and tangible net worth and coverage of fixed charges. We have also provided certain performance guarantees to various parties related to the PRESTIGE contract and the TranSys arrangement. As consideration for the performance guarantee, we have agreed to certain financial covenants including limits on working capital, debt, tangible net worth and cash flow coverage. At September 30, 2009, the most restrictive covenant under these agreements leaves consolidated retained earnings of $188 million available for the payment of dividends to shareholders, purchases of our common stock and other charges to shareholders’ equity. To date, there have been no covenant violations.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 5—FINANCING ARRANGEMENTS—Continued

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary in that country.  At September 30, 2009, no amounts were outstanding under this borrowing arrangement.

We have a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in March 2010. Commitment fees associated with this financing arrangement are 0.15% of the unutilized balance per annum. As of September 30, 2009 we had no short-term debt outstanding under this line of credit and $45.3 million in outstanding letters of credit.

Maturities of long-term debt for each of the five years in the period ending September 30, 2014, are as follows: 2010 – $4.6 million;  2011 – $4.6 million; 2012 – $4.6 million; 2013 – $4.6 million; 2014 – $4.6 million.

Interest paid amounted to $1.8 million, $2.3 million, and $3.6 million in 2009, 2008 and 2007, respectively.

As of September 30, 2009 we had letters of credit and bank guarantees outstanding totaling $72.8 million, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $5.8 million as of September 30, 2009, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $7.6 million and $5.4 million as of September 30, 2009 and 2008, respectively.

NOTE 6—COMMITMENTS

We lease certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2018.  These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income, for all operating leases amounted to $6.6 million, $6.2 million, and $6.7 million in 2009, 2008 and 2007, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2009 (in thousands):

2010	$6,738
2011	5,179
2012	3,907
2013	1,978
2014	1,215
Thereafter	935
$19,952

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2009	2008	2007
	(in thousands)
Current:
Federal	$11,417	$8,474	$9,695
State	3,691	2,063	2,793
Foreign	11,090	16,051	10,429
Total current	26,198	26,588	22,917

Deferred (credit):
Federal	2,516	(5,440)	670
State	420	(1,078)	352
Foreign	420	315	(277)
Total deferred	3,356	(6,203)	745
Total income tax expense	$29,554	$20,385	$23,662

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse. Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2009	2008
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$8,064	$9,796
Allowance for doubtful accounts	1,670	1,833
Long-term contracts and inventory valuation reductions	10,643	14,185
Allowances for loss contingencies	5,192	4,506
Deferred compensation	3,306	3,145
Book over tax depreciation	1,954	2,295
Adjustment to pension liability	12,163	4,003
California research and development credit carryforward	3,410	—
Other	3,115	1,498
Subtotal	49,517	41,261
Valuation allowance	(3,410)	—
Deferred tax assets	46,107	41,261

Deferred tax liabilities:
Amortization of goodwill and intangibles	4,681	3,726
Prepaid expenses	1,924	2,007
State taxes	980	1,316
Other	2,308	2,499
Deferred tax liabilities	9,893	9,548
Net deferred tax asset	$36,214	$31,713

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES—Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2009	2008	2007
	(in thousands)

Tax at federal statutory rate	$29,834	$20,034	$22,837
State income taxes, net of federal tax effect	2,672	640	2,044
Income exclusion on export sales	—	—	(192)
Nondeductible expenses	408	152	157
Reversal of reserve accrued for tax contingencies	(80)	(1,205)	(911)
Tax effect from foreign earnings repatriation	3,063	3,856	2,626
Tax effect from foreign subsidiaries	(2,523)	(2,651)	(1,368)
Tax credits and other	(3,820)	(441)	(1,531)
	$29,554	$20,385	$23,662

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of September 30, 2009, our open tax years in significant jurisdictions include 2006-2009 in both the U.S. and the U.K. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which totaled $4.8 million at September 30, 2009 and $5.8 million at September 30, 2008. The net changes in the liability were as follows:

Years ended September 30,	2009	2008
	(in thousands)

Balance at October 1	$5,845	$10,001
Increase (decrease) related to tax positions in prior years
Recognition of benefits from change in tax method of accounting	—	(1,577)
Recognition of benefits from expiration of statutes	(1,555)	(2,673)
Tax postions related to the current year	778	1,008
Decreases related to settlements with taxing authoritites	(259)	(914)
Balance at September 30	$4,809	$5,845

At September 30, 2009, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective rate was $3.0 million, and $1.8 million would decrease goodwill. Effective October 1, 2009, we are adopting the revised accounting standard referred to in Note 1, which changes the accounting for acquired tax liabilities such that the utilization of a net operating loss carryforward will no longer reduce goodwill. Therefore, as of October 1, 2009, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective rate

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES—Continued

is $4.7 million. Over the next year, we do not expect a significant increase or decrease in the unrecognized tax benefits recorded as of September 30, 2009. The amount of net interest and penalties recognized as a component of income tax expense during 2009, 2008 and 2007 was not material.  Interest and penalties accrued at September 30, 2009 and 2008 amounted to $0.4 million and $0.5 million, respectively, bringing the total liability for uncertain tax issues to $5.1 million and $6.3 million as of September 30, 2009 and 2008, respectively.

We made income tax payments, net of refunds, totaling $28.8 million, $18.2 million and $26.2 million in 2009, 2008 and 2007, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2009	2008	2007
	(in thousands)

United States	$45,329	$4,920	$33,412
Foreign	39,911	52,319	31,836
Total	$85,240	$57,239	$65,248

Management evaluates our capital requirements in our foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the businesses. We provide U.S. taxes on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. In 2009, we determined that 12 million British Pounds ($18.4 million, net of hedge losses) was excess capital in the U.K. and 10 million New Zealand Dollars ($6.4 million, net of hedge losses) was excess capital in New Zealand and paid dividends of those amounts to the U.S. parent company in 2009. U.S. taxes provided on these dividends amounted to approximately $3.1 million in 2009.

Undistributed earnings of all our foreign subsidiaries amounted to approximately $57.5 million at September 30, 2009. We consider those earnings to be indefinitely reinvested, and accordingly, we have not provided for U.S. federal and state income taxes thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

We have profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over periods from zero to five years. More than half of our contributions to these plans are discretionary with the Board of Directors. Company contributions to the plans aggregated $15.4 million, $14.2 million and $13.6 million in 2009, 2008 and 2007, respectively.

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (“curtailment”). The effect of the curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan. Our funding policy provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. September 30 is used as the measurement date for these plans.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income, net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income as they are subsequently recognized as a component of net periodic pension cost.

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans:

September 30,	2009	2008
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$145,440	$164,075
Service cost	2,521	3,520
Interest cost	9,679	9,761
Actuarial loss (gain)	16,065	(19,898)
Participant contributions	1,124	1,211
Gross benefits paid	(5,197)	(5,148)
Foreign currency exchange rate changes	(5,010)	(8,081)
Net benefit obligation at the end of the year	164,622	145,440

Change in plan assets:
Fair value of plan assets at the beginning of the year	128,989	162,542
Actual return on plan assets	3,207	(24,913)
Employer contributions	9,504	3,380
Participant contributions	1,124	1,211
Gross benefits paid	(5,197)	(5,148)
Administrative expenses	(701)	(809)
Foreign currency exchange rate changes	(4,518)	(7,274)
Fair value of plan assets at the end of the year	132,408	128,989

Unfunded status of the plans	(32,214)	(16,451)
Unrecognized net actuarial loss	34,754	11,439
Net amount recognized	$2,540	$(5,012)

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(34,754)	$(11,439)
Deferred tax asset	12,163	4,003
Accumulated other comprehensive loss	$(22,591)	$(7,436)

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The projected benefit obligation, ABO and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows:

September 30,	2009	2008
	(in thousands)
Projected benefit obligation	$164,622	$91,988
Accumulated benefit obligation	148,375	91,988
Fair value of plan assets	132,408	82,534

The ABO for our U.K. pension plan did not exceed the fair value of plan assets at September 30, 2008 and, therefore, values for the U.K. plan are not included in the table above for 2008.

The components of net periodic pension cost were as follows:

Years ended September 30,	2009	2008	2007
	(in thousands)

Service cost	$2,521	$3,520	$5,056
Interest cost	9,679	9,761	9,581
Expected return on plan assets	(9,569)	(12,706)	(11,323)
Amortization of:
Prior service cost	—	—	7
Actuarial loss (gain)	—	(243)	458
Administrative expenses	100	112	114
Net pension cost	$2,731	$444	$3,893

Years ended September 30,	2009	2008	2007
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.6%	7.3%	6.2%
Rate of compensation increase	4.5%	4.8%	4.4%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	7.3%	6.2%	5.6%
Expected return on plan assets	7.8%	8.0%	8.1%
Rate of compensation increase	4.8%	4.4%	4.5%

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The weighted average asset allocations by asset category for our pension plans as of September 30 were as follows:

	2009	2008
Equity securities	67%	71%
Debt securities	30%	22%
Real estate	2%	5%
Other	1%	2%
Total	100%	100%

We have the responsibility to formulate the investment policies and strategies for the plans’ assets. Our overall policies and strategies include: maintain the highest possible return commensurate with the level of assumed risk, preserve benefit security for the plans’ participants, and minimize the necessity of contributions by maintaining a ratio of plan assets to liabilities in excess of 1.0.

We do not direct the day-to-day operations and selection process of individual securities and investments, and, accordingly, we have retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. We provide each investment manager with specific investment guidelines by asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2009:

Asset Category	Allocation Range
Equity securities	35% to 80%
Debt securities	10% to 60%
Other, primarily cash and cash equivalents	0% to 8%

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2009 and 2008.

We expect to contribute approximately $3.2 million to our pension plans in 2010.

We expect the following pension benefit payments, which reflect expected future service, as appropriate, to be paid (in thousands):

2010	$5,692
2011	6,257
2012	6,645
2013	7,051
2014	7,311
2015-2019	43,092

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—LEGAL MATTERS

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest.  Both parties appealed to the 9th Circuit Court of Appeals, where the cases are stayed.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

In December 2008, we were named in a class action lawsuit alleging misclassification of Training Analysts as exempt from overtime, seeking damages for overtime pay and back wages, as well as damages for various violations of California and federal wage and hour laws. We filed an Answer in January 2009. We sent a demand for indemnity to our prime contractor, and we sent a demand to our insurance carrier for coverage on some or all of the claims. Mediation was conducted in August 2009 and we settled the matter for $1.7 million. The insurance carrier agreed to contribute $0.3 million toward the settlement; however, we are still awaiting a response from the prime contractor.  Preparation of a Settlement Agreement and related documents are in process.  We expect preliminary court approval of the settlement in late 2009. We recorded a liability for the settlement amount less the insurance carrier contribution in the fourth quarter of fiscal 2009.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

NOTE 10—BUSINESS SEGMENT INFORMATION

At September 30, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective in 2009. Previously our defense business had been reported as a single segment, with a single executive responsible for the entire business, operating performance measured as a single unit and management incentive plans that were based on total defense segment performance. With the changes during the current fiscal year, we are now reporting results for two defense segments, Defense Systems and Mission Support Services. The Transportation Systems segment is still considered one reporting segment. We have reclassified prior period amounts to reflect this organizational change.

Description of the types of products and services from which each reportable segment derives its revenues:

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Defense Systems (CDS) and Mission Support Services (MSS). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CDS performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment Products include customized range instrumentation and training systems, simulators, communications and surveillance systems, avionics systems, power amplifiers and receivers. MSS provides computer simulation training, development of training doctrine, live training support and field operations and maintenance services.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—BUSINESS SEGMENT INFORMATION—Continued

Measurement of segment profit or loss and segment assets:

We evaluate performance and allocate resources based on total segment operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial.

Factors management used to identify our reportable segments:

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior corporate management to make decisions as to the allocation of corporate resources and to assess performance.

Business segment financial data is as follows:

Years ended September 30,	2009	2008	2007
	(in millions)
Sales:
Transportation Systems	$303.4	$272.3	$236.6
Defense Systems	285.4	275.3	333.1
Mission Support Services	424.4	332.5	308.0
Other	3.5	1.0	12.2
Total sales	$1,016.7	$881.1	$889.9

Operating income:
Transportation Systems	$44.1	$43.0	$20.1
Defense Systems	19.0	(9.5)	16.6
Mission Support Services	27.9	27.8	27.6
Restructuring activity	—	(6.2)	—
Unallocated corporate expenses and other	(6.3)	(1.8)	(2.2)
Total operating income	$84.7	$53.3	$62.1

Assets:
Transportation Systems	$172.6	$144.5	$170.6
Defense Systems	157.2	206.1	214.1
Mission Support Services	142.1	151.1	79.0
Corporate and other	284.4	139.6	128.9
Total assets	$756.3	$641.3	$592.6

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—BUSINESS SEGMENT INFORMATION—Continued

Years ended September 30,	2009	2008	2007
	(in millions)
Depreciation and amortization:
Transportation Systems	$2.4	$1.8	$2.2
Defense Systems	6.0	5.7	5.3
Mission Support Services	6.2	1.7	0.8
Corporate and other	1.0	0.5	0.5
Total depreciation and amortization	$15.6	$9.7	$8.8

Expenditures for long-lived assets:
Transportation Systems	$1.2	$1.0	$1.8
Defense Systems	3.3	4.7	3.8
Mission Support Services	—	0.1	0.5
Corporate and other	0.8	2.3	—
Total expenditures for long-lived assets	$5.3	$8.1	$6.1

Years ended September 30,	2009	2008	2007
	(in millions)
Geographic Information:
Sales (a):
United States	$666.2	$532.3	$606.6
United Kingdom	179.2	189.6	153.1
Canada	18.5	25.4	26.5
Australia	39.9	43.0	26.9
Middle East	19.3	37.8	17.2
Far East	61.5	38.1	43.4
Other	32.1	14.9	16.2
Total sales	$1,016.7	$881.1	$889.9

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$43.7	$47.4	$48.0
United Kingdom	10.3	12.0	14.1
Other foreign countries	1.9	1.9	2.0
Total long-lived assets, net	$55.9	$61.3	$64.1

MSS and CDS segment sales include $592.1 million, $477.8 million and $484.4 million in 2009, 2008 and 2007, respectively, of sales to U.S. Government agencies.  Transportation systems sales include $97.3 million, $110.7 million, and $71.4 million of sales to TranSys in 2009, 2008 and 2007, respectively. No other single customer accounts for 10% or more of our revenues.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended September 30, 2009 and 2008:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2009
Net sales	$244,851	$242,873	$248,177	$280,756
Operating income	21,130	21,809	21,649	20,120
Net income	14,183	14,217	14,908	12,378
Net income per share	0.53	0.53	0.56	0.46

Fiscal 2008
Net sales	$202,722	$210,280	$232,892	$235,241
Operating income	17,088	13,886	11,475	10,815
Net income	10,676	9,646	8,478	8,054
Net income per share	0.40	0.36	0.32	0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, CA
December 9, 2009

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, we concluded that we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria in Internal Control — Integrated Framework, issued by COSO. Our internal control over financial reporting as of September 30, 2009, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Controls Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2009 and 2008, and the related statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2009 of Cubic Corporation and our report dated December 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
December 9, 2009

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information regarding directors and executive officers is incorporated herein by reference from our definitive Proxy Statement, which will be filed no later than 30 days prior to the date of the Annual Meeting of Shareholders.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer.  Such code of ethics appears on our web site at: http://www.cubic.com/corp1/invest/governance.html.

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this Report:

(1)           The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Balance Sheets
September 30, 2009 and 2008

Consolidated Statements of Income
Years ended September 30, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows
Years ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements
September 30, 2009

(2)           The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)                                 Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3(ii).
10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated March 10, 2005. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2005, file No. 1-8931, Exhibit 10.
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4.
10.5	Bonus Plan for Senior Officers. Incorporated by reference to Form 8-K filed February 5, 2009, file No. 1-8931, Item 5.02(e).
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/8/09	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/8/09	/s/ Walter J. Zable	12/8/09	/s/ William W. Boyle
Date	WALTER J. ZABLE,	Date	WILLIAM W. BOYLE,
	President, Chief Executive Officer		Director, Senior Vice President and
	and Chairman of the Board of Directors		Chief Financial Officer

12/8/09	/s/ Walter C. Zable	12/8/09	/s/ Mark A. Harrison
Date	WALTER C. ZABLE,	Date	MARK A. HARRISON,
	Vice President and Vice Chairman		Vice President and Corporate
	of the Board of Directors		Controller (Principal Accounting Officer)

12/8/09	/s/ Raymond L. deKozan	12/8/09	/s/ John H. Warner
Date	RAYMOND L. deKOZAN,	Date	JOHN H. WARNER,
	Director, Senior Group Vice President		Director

12/8/09	/s/ Raymond E. Peet	12/8/09	/s/ Bruce G. Blakley
Date	RAYMOND E. PEET,	Date	BRUCE G. BLAKLEY,
	Director		Director

12/8/09	/s/ Robert S. Sullivan	12/8/09	/s/ Edwin A. Guiles
Date	ROBERT S. SULLIVAN,	Date	EDWIN A. GUILES,
	Director		Director