Form 10-Q
period 2009-12-31
CUBIC CORP /DE/
filed 2010-02-08
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2009

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

As of January 14, 2010, registrant had only one class of common stock of which there were 26,731,987 shares outstanding (after deducting 8,945,120 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008

Net sales:
Products	$132,785	$123,077
Services	117,899	121,774
	250,684	244,851

Costs and expenses:
Products	94,855	94,984
Services	103,337	100,231
Selling, general and administrative	28,683	25,206
Research and development	1,737	1,860
Amortization of purchased intangibles	1,698	1,440
	230,310	223,721

Operating income	20,374	21,130

Other income (expense):
Interest and dividends	346	570
Interest expense	(450)	(532)
Other income (expense)	593	(85)

Income before income taxes	20,863	21,083

Income taxes	7,200	6,900

Net income	$13,663	$14,183

Basic and diluted net income per common share	$0.51	$0.53

Average number of common shares outstanding	26,732	26,727

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2009	2009
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$234,132	$244,074
Short-term investments	24,070	8,127
Accounts receivable - net	206,333	231,461
Inventories - net	54,510	49,107
Deferred income taxes and other current assets	46,569	52,089
Total current assets	565,614	584,858

Long-term contract receivables	9,300	13,400
Property, plant and equipment - net	48,327	48,895
Goodwill	59,529	59,433
Purchased intangibles	26,952	28,618
Other assets	20,680	21,111
	$730,402	$756,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,476	$28,626
Customer advances	121,197	123,458
Other current liabilities	84,423	109,536
Income taxes payable	3,053	3,491
Current portion of long-term debt	4,561	4,554
Total current liabilities	232,710	269,665

Long-term debt	16,409	20,570
Other long-term liabilities	46,048	45,235

Shareholders’ equity:
Common stock	12,530	12,530
Retained earnings	469,406	455,743
Accumulated other comprehensive income (loss)	(10,630)	(11,357)
Treasury stock at cost	(36,071)	(36,071)
	435,235	420,845
	$730,402	$756,315

Note: The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2009	2008
Operating Activities:
Net income	$13,663	$14,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,562	3,460
Changes in operating assets and liabilities	(5,881)	(13,151)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,344	4,492

Investing Activities:
Acquisitions, net of cash acquired	(850)	(6,100)
Net additions to property, plant and equipment	(1,171)	(1,448)
Proceeds from sales of short-term investments	76	—
Purchases of short-term investments	(16,019)	—
NET CASH USED IN INVESTING ACTIVITIES	(17,964)	(7,548)

Financing Activities:
Principal payments on long-term borrowings	(4,214)	(5,568)
NET CASH USED IN FINANCING ACTIVITIES	(4,214)	(5,568)

Effect of exchange rates on cash	892	(12,796)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,942)	(21,420)

Cash and cash equivalents at the beginning of the period	244,074	112,696

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$234,132	$91,276

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

Note 1 — Basis for Presentation

We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2009.

The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2009	2009
	(unaudited)
Trade and other receivables	$12,142	$12,833
Long-term contracts:
Billed	76,214	103,639
Unbilled	132,543	132,947
Allowance for doubtful accounts	(5,266)	(4,558)
Total accounts receivable	215,633	244,861
Less estimated amounts not currently due	(9,300)	(13,400)
Current accounts receivable	$206,333	$231,461

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2009 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2009 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
	(unaudited)
Finished products	$54	$55
Work in process and inventoried costs under long-term contracts	98,864	96,962
Customer advances	(49,438)	(49,734)
Raw material and purchased parts	5,030	1,824
Net inventories	$54,510	$49,107

At December 31, 2009, work in process and inventoried costs under long-term contracts includes approximately $1.0 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $0.9 million as of September 30, 2009. We believe it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008

Net income	$13,663	$14,183
Foreign currency translation adjustments	718	(13,545)
Net unrealized gain (loss) from cash flow hedges	9	(74)
Comprehensive income	$14,390	$564

Note 4 — Fair Value of Financial Instruments

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

The valuation techniques required for fair value accounting are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). All are categorized as Level 2.

	December	September 30,
	2009	2009
	(unaudited)
Assets
Short-term investments	$24,070	$8,217
Derivative assets	16,878	18,106
Total assets	40,948	26,323
Liabilities
Derivative liabilities	16,691	17,933
Net assets	$24,257	$8,390

Note 5 — Financing Arrangements

We have a new committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of December 31, 2009, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $41.6 million.

Note 6 — Segment Information

At September 30, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective during 2009. As a result we are now reporting results for two defense segments, Defense Systems and Mission Support Services. The Transportation Systems segment continues to be considered one reporting segment. We have reclassified prior period amounts to reflect this organizational change.

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008

Sales:
Transportation Systems	$74.3	$74.4
Defense Systems	75.6	66.0
Mission Support Services	100.2	103.8
Other	0.6	0.7
Total sales	$250.7	$244.9

Operating income (loss):
Transportation Systems	$11.0	$10.0
Defense Systems	6.7	5.2
Mission Support Services	4.0	7.5
Unallocated corporate expense and other	(1.3)	(1.6)
Total operating income	$20.4	$21.1

Note 7 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Service cost	$947	$594
Interest cost	2,304	2,550
Expected return on plan assets	(2,367)	(2,455)
Amortization of actuarial loss	216	105
Administrative expenses	23	44
Net pension cost	$1,123	$838

Note 8 — New Accounting Pronouncements

In December 2007, the FASB issued an accounting standard that applies to all business combinations or other events in which an entity obtains control of one or more businesses. This standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  We adopted this standard as of October 1, 2009, and it will apply to any acquisitions made from that point forward. The impact of this standard will depend on the size and structure of future acquisitions, and did not have a material impact on the current quarter.

In December 2009, the FASB issued revised guidance to the accounting standard previously issued in December 2007 that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We adopted this standard as of October 1, 2009, and it will apply to any acquisitions resulting in controlling interests in subsidiaries that are not wholly owned. The impact of this standard will depend on the size and structure of future acquisitions, and had no material impact on the current quarter.

In December 2008, the FASB issued a standard which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This standard is effective for annual financial statements issued for fiscal years ending after December 15, 2009, which for us is this fiscal year. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

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

Note 9 — Income Taxes

The amount of unrecognized tax benefits was $4.8 million at December 31, 2009 and September 30, 2009, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4.8 million at December 31, 2009.

As of December 31, 2009, our open tax years in significant jurisdictions include 2006-2009 in both the U.S. and the U.K. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties we recognized as a component of income tax expense during the three-month period ended December 31, 2009 was not material.  Interest and penalties accrued at December 31, 2009 amounted to $0.4 million.

Note 10 — Legal Matter

In December 2008, we were named in a class action lawsuit alleging misclassification of Training Analysts as exempt from overtime, seeking damages for overtime pay and back wages, as well as damages for various violations of California and federal wage and hour laws. Mediation was conducted in August 2009 and we settled the matter for $1.7 million, less a contribution of 0.3 million from our insurance carrier. Preliminary court approval of the settlement was entered in December, 2009. We recorded a liability for the settlement amount less the insurance carrier contribution in the fourth quarter of fiscal 2009.

Note 11 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At December 31, 2009, we had foreign exchange contracts with a notional value of $176.8 million outstanding.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated Other Comprehensive Income until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all derivative contracts as either current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

For the three months ended December 31, 2009, the amount of gains and losses from hedges classified as not highly effective was not significant. In addition, a foreign currency forward has been excluded from the assessment of hedge effectiveness as it is marked to market on a quarterly basis. There are no significant credit risks related to contingent features in our derivative agreements. Finally, the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

Note 12 — Subsequent Events

We have completed an evaluation of all subsequent events through February 8, 2010, which is the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2009

Our three primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

At September 30, 2009, we reevaluated our segment reporting in light of changes to our management structure, internal performance reporting and incentive compensation plans that became effective in 2009. We are now reporting results for two defense segments, Defense Systems and Mission Support Services. The Transportation Systems segment continues to be considered one reporting segment. We have reclassified prior period amounts to reflect this organizational change.

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

Consolidated Overview

Sales for the quarter ended December 31, 2009 increased to $250.7 million from $244.9 million last year, an increase of 2%. CDS sales increased 15% compared to the first quarter of last year while CTS and MSS sales decreased slightly. See the segment discussions following for further analysis of segment sales.

Operating income decreased 3% to $20.4 million in the quarter compared to $21.1 million in the first quarter of last year. CDS operating income increased 29% over the first quarter of last year due to improvement in the communications business while CTS operating income increased 10% and MSS operating income decreased 47% from last year, primarily because of a provision of $2.0 million we made during the quarter for a contract dispute. Corporate and other costs for the quarter were $1.3 million this year, compared to $1.6 million in the first quarter of last year. See the segment discussions following for further analysis of segment operating income.

Net income for the first quarter of fiscal 2010 decreased to $13.7 million, or 51 cents per share, compared to $14.2 million, or 53 cents per share last year. Net income decreased for the quarter due to the decrease in operating income from MSS. Other income included net foreign currency exchange gains of $0.4 million in the first quarter of this year compared to a loss of $0.3 million last year.

Selling, general and administrative (SG&A) expenses increased in the first quarter this year to $28.7 million compared to $25.2 million last year. As a percentage of sales, SG&A expenses were 11.4% for the first quarter compared to 10.3% last year. The increase was due primarily to higher selling expenses in CDS and CTS. Company funded research and development expenditures were slightly lower for the first quarter compared to last year. Lower spending for security related projects was nearly offset by increased spending on new defense related technologies.

Our projected effective tax rate for fiscal 2010 is 34.0% and is reflected in the tax provision for the first quarter. The projected rate for this year includes lower expected taxes on earnings from foreign jurisdictions that have lower tax rates than in the U.S., such as the U.K. and New Zealand, as we consider these earnings to be indefinitely reinvested. The tax provision in the first quarter of last year had benefited from the retroactive reinstatement of the U.S. research and experimentation credit, which reduced the provision by $0.8 million last year. The effective rate for fiscal 2010 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2009	2008
	(in millions)

Transportation Systems Segment Sales	$74.3	$74.4

Transportation Systems Segment Operating Income	$11.0	$10.0

CTS sales were virtually the same in the first quarter of both years at $74.3 million this year and $74.4 million last year, but the composition of the sales has changed. Sales were higher from work on a contract in the San Francisco Bay area and from the PRESTIGE contract in London.  This was partially offset by a system installation contract in Florida which was completed in the quarter, resulting in lower sales this year than last year. Sales to train operating companies in the U.K. in this year’s first quarter were also lower than last year. The average exchange rate between the British Pound and the U.S. Dollar was nearly the same this year as last year, resulting in no significant impact on sales.

Operating income from CTS increased 10% in the first quarter this year to $11.0 million, compared to $10.0 million last year. Higher sales from the PRESTIGE contract contributed to the increase, in addition to higher operating income from the contract in Florida mentioned above. Lower operating income on lower sales to train operating companies partially offset these improvements. In addition, the new San Francisco Bay area contract we acquired last year incurred a small loss for the quarter. The first quarter of last year had also included two contract restructurings and a dispute resolution which added a net $1.6 million to operating income for the quarter. Operating income was not significantly impacted by the exchange rate between the British Pound and the U.S. Dollar in the first quarter this year.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2009	2008
	(in millions)
Defense Systems Segment Sales
Training Systems	$62.4	$53.8
Communications	12.3	11.9
Other	0.9	0.3
	$75.6	$66.0

Defense Systems Segment Operating Income
Training Systems	$4.6	$5.2
Communications	2.0	—
Other	0.1	—
	$6.7	$5.2

Training Systems

Training systems sales increased 16% in the first quarter this year to $62.4 million compared to $53.8 million in the first quarter of last year. Shipment of electro-optic training systems increased in the quarter and activity on other ground combat training systems in the Middle East and Far East also increased compared to last year. These increases were partially offset by lower sales of small arms training systems and a slight decrease in sales of air combat training systems. Air combat training sales to customers in the Far East and from the U.S. government P5 contract were lower in the first quarter this year, while activity on the Joint Strike Fighter (JSF) contract increased.

Training systems operating income decreased to $4.6 million in the first quarter this year from $5.2 million last year. Higher sales of ground combat training systems and related electro-optic training systems and higher sales from the JSF contract resulted in higher operating income from these contracts for the quarter. These improvements were offset primarily by lower operating income from small arms training systems due to lower sales. In addition, last year’s first quarter had included high margin sales of air combat training spare parts to a customer in the Far East which added to operating income last year, but was not repeated this year.

Communications

Communications sales increased 3% to $12.3 million in the first quarter this year, from $11.9 million in the same quarter last year. Sales were higher for the quarter from personnel locator systems and power amplifiers but were lower from data links. A settlement agreement reached in the first quarter last year with the U.S. Navy on a data link development contract had added $3.3 million to sales. Otherwise, sales of data links in the first quarter this year were only slightly less than last year.

Communications operating income for the first quarter was $2.0 million, compared to zero in the first quarter of last year. Higher sales of personnel locator systems and power amplifiers contributed to the higher operating income this year. In last year’s first quarter, operating income from the sale of power amplifiers was offset by cost growth from a data link development contract and a loss from personnel locator systems due to low sales volume. The settlement agreement with the U.S. Navy referred to above had no significant impact on operating income in last year’s first quarter.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2009	2008
	(in millions)

Mission Support Services Segment Sales	$100.2	$103.8

Mission Support Services Segment Operating Income	$4.0	$7.5

Sales from MSS decreased 3% to $100.2 million in the first quarter this year, from $103.8 million last year. Activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. was less than last year, and a contract for services performed in Iraq that had added approximately $5.7 million to sales last year was completed. Higher sales from two contracts with the U.S. Marine Corp partially offset these decreases for the quarter.

MSS operating income decreased to $4.0 million in the first quarter this year from $7.5 million last year. Last year’s first quarter had included $1.2 million from a contract settlement payment received in the quarter. In addition, the contract in Iraq mentioned above had added approximately $2.0 million to operating income last year. This year’s first quarter included a provision of $2.0 million for a dispute with a customer over contract terms. We are continuing to pursue alternatives for resolution that could lead to ultimate recovery of the full amount. At this time, however, we cannot quantify or determine the likelihood of recovery. Operating income for MSS is net of amortization of intangible assets of $1.2 million in the first quarter of this year compared to $1.4 million in the first quarter of last year.

Backlog

	December 31,	September 30,
	2009	2009
	(in millions)
Total backlog
Transportation Systems	$813.3	$772.2
Mission Support Services	816.2	855.5
Defense Systems:
Training systems	483.0	484.4
Communications and electronics	60.0	69.0
Other	2.2	2.3
Total Defense Systems	545.2	555.7
Total	$2,174.7	$2,183.4

Funded backlog
Transportation Systems	$813.3	$772.2
Mission Support Services	185.7	206.7
Defense Systems:
Training systems	483.0	484.4
Communications and electronics	60.0	69.0
Other	2.2	2.3
Total Defense Systems	545.2	555.7
Total	$1,544.2	$1,534.6

As reflected in the table above, backlog did not change significantly between September 30, 2009 and December 31, 2009. In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $11.3 million for the first quarter of the fiscal year. In addition to net income for the period, reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from both CTS and MSS, with the greater portion coming from CTS.

Investing activities for the three-month period consisted of capital expenditures of $1.2 million, an additional $0.9 million payment for the small transportation acquisition made in the fourth quarter of fiscal year 2009, and net purchases of marketable securities of $15.9 million. Financing activities for the three-month period consisted of scheduled payments on our long-term debt of $4.2 million.

We have a new committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of December 31, 2009, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $41.6 million. The fees associated with this new revolver will be $0.6 million per year, compared to $0.3 million per year under the old agreement.

Our financial condition remains strong with working capital of $332.9 million and a current ratio of 2.4 to 1 at December 31, 2009. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill, purchased intangibles and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2009.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2009, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2009.

We made changes to our internal control over financial reporting in connection with a transition to a new accounting software system for the corporate office during the quarter ended December 31, 2009. We established additional temporary compensating controls to support our internal control over financial reporting while the transition to the new accounting software system was in process; however, we now consider the transition to be complete. We do not believe these changes in our internal control over financial reporting have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.

3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 1-8931, Exhibit 3.

10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.

10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.

10.3	Credit Agreement dated December 16, 2009. Attached hereto as Exhibit 10.3.

10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4

15	Report of Independent Registered Public Accounting Firm

31.1	Certification of CEO

31.2	Certification of CFO

32.1	CEO Certification

32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 8, 2010	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	February 8, 2010	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller