Form 10-K/A
period 2009-09-30
CUBIC CORP /DE/
filed 2010-03-03
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

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

Amendment No. 1.  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Explanatory Note

Cubic Corporation (“Cubic”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for fiscal year 2009, filed with the Securities and Exchange Commission (the “Commission”) on December 9, 2009 (the “Original Filing”), in order to incorporate the information under the heading “Report, Discussion and Analysis” from page 6 of Cubic’s definitive 2010 Notice of Annual Meeting and Proxy Statement, filed with the Commission on January 14, 2010 (the “Proxy Statement”), by reference into Item 11 of the Original Filing.  The first sentence of the Report, Discussion and Analysis incorrectly provided that the information was not to be incorporated by reference into any of Cubic’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.  In addition, the qualification should have specified that Cubic’s Compensation Committee Report shall not be deemed to be “soliciting material,” and is not deemed “filed” with the Commission, and that the qualification does not apply to Cubic’s Report, Discussion and Analysis section as a whole.

Except for the filing of this Amendment, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

31.1	Section 302 Certifications.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

3/3/10	/s/ William L. Hoese
Date	WILLIAM L. HOESE, VP, Corporate Secretary & General Counsel