Form 10-Q
period 2010-03-31
CUBIC CORP /DE/
filed 2010-05-06
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

001-08931

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

As of April 12, 2010, registrant had only one class of common stock of which there were 26,736,406 shares outstanding (after deducting 8,945,201 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales:
Products	$267,038	$246,727	$134,253	$123,650
Services	248,205	240,997	130,306	119,223
	515,243	487,724	264,559	242,873

Costs and expenses:
Products	187,594	181,715	92,739	86,731
Services	216,476	203,493	113,139	103,262
Selling, general and administrative	55,911	53,086	27,228	27,880
Research and development	5,348	3,514	3,611	1,654
Amortization of purchased intangibles	3,408	2,977	1,710	1,537
	468,737	444,785	238,427	221,064

Operating income	46,506	42,939	26,132	21,809

Other income (expense):
Interest and dividends	897	858	551	288
Interest expense	(868)	(1,027)	(418)	(495)
Other income	719	530	126	615

Income before income taxes	47,254	43,300	26,391	22,217

Income taxes	16,200	14,900	9,000	8,000

Net income	$31,054	$28,400	$17,391	$14,217

Basic and diluted net income per common share	$1.16	$1.06	$0.65	$0.53

Dividends per common share	$0.09	$0.09	$0.09	$0.09

Average number of common shares outstanding	26,734	26,730	26,736	26,732

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2010	2009
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$259,122	$244,074
Short-term investments	68,912	8,127
Accounts receivable - net	218,962	231,461
Inventories - net	50,066	49,107
Deferred income taxes and other current assets	45,152	52,089
Total current assets	642,214	584,858

Long-term contract receivables	17,000	13,400
Property, plant and equipment - net	47,190	48,895
Goodwill	59,092	59,433
Purchased intangibles	25,274	28,618
Other assets	20,457	21,111
	$811,227	$756,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,742	$28,626
Customer advances	119,404	123,458
Other current liabilities	121,264	109,536
Income taxes payable	18,293	3,491
Current portion of long-term debt	4,527	4,554
Total current liabilities	300,230	269,665

Long-term debt	16,077	20,570
Other long-term liabilities	45,199	45,235

Shareholders’ equity:
Common stock	12,574	12,530
Retained earnings	484,392	455,743
Accumulated other comprehensive loss	(10,625)	(11,357)
Treasury stock at cost	(36,074)	(36,071)
Shareholders’ equity related to Cubic	450,267	420,845
Noncontrolling interest in variable interest entity	(546)	—
Total Shareholders’ equity	449,721	420,845
	$811,227	$756,315

Note: The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating Activities:
Net income	$31,054	$28,400	$17,391	$14,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,294	6,848	3,732	3,388
Changes in operating assets and liabilities	7,863	49,815	13,744	62,966
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,211	85,063	34,867	80,571

Investing Activities:
Acquisitions, net of cash acquired	(850)	(7,886)	—	(1,786)
Consolidation of variable interest entity	38,266	—	38,266	—
Net additions to property, plant and equipment	(2,703)	(2,610)	(1,532)	(1,162)
Proceeds from sales of short-term investments	3,224	—	3,148	—
Purchases of short-term investments	(64,009)	—	(47,990)	—
NET CASH USED IN INVESTING ACTIVITIES	(26,072)	(10,496)	(8,108)	(2,948)

Financing Activities:
Principal payments on long-term borrowings	(4,275)	(5,694)	(61)	(126)
Purchases of treasury stock	(3)	—	(3)	—
Other	44	45	44	45
NET CASH USED IN FINANCING ACTIVITIES	(4,234)	(5,649)	(20)	(81)

Effect of exchange rates on cash	(857)	(14,473)	(1,749)	(1,677)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,048	54,445	24,990	75,865

Cash and cash equivalents at the beginning of the period	244,074	112,696	234,132	91,276

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$259,122	$167,141	$259,122	$167,141

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2009.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2010	2009
	(unaudited)
Trade and other receivables	$16,777	$12,833
Long-term contracts:
Billed	98,752	103,639
Unbilled	123,786	132,947
Allowance for doubtful accounts	(3,353)	(4,558)
Total accounts receivable	235,962	244,861
Less estimated amounts not currently due	(17,000)	(13,400)
Current accounts receivable	$218,962	$231,461

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2010 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2009 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

	March 31,	September 30,
	2010	2009
	(unaudited)
Finished products	$714	$55
Work in process and inventoried costs under long-term contracts	103,435	96,962
Customer advances	(57,695)	(49,734)
Raw material and purchased parts	3,612	1,824
Net inventories	$50,066	$49,107

At March 31, 2010, work in process and inventoried costs under long-term contracts includes approximately $1.1 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense segment, compared to $0.9 million as of September 30, 2009. We believe it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$31,054	$28,400	$17,391	$14,217
Foreign currency translation adjustments	809	(15,615)	91	(2,070)
Net unrealized loss from cash flow hedges	(77)	(76)	(86)	(2)
Comprehensive income	$31,786	$12,709	$17,396	$12,145

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity of the debt securities range between 1 to 25 years, however, the majority have callable options within one year. Cash equivalents and short term investments are categorized as Level 1 and derivatives are categorized as Level 2.

	March 31,	September 30,
	2010	2009
	(unaudited)
Assets
Cash equivalents - money market funds	$152,823	$178,893
Short-term investment - debt securities	68,912	8,217
Derivative assets	16,887	18,106
Total assets	238,622	205,216
Liabilities
Derivative liabilities	16,765	17,933
Net assets	$221,857	$187,283

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of March 31, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $39.8 million.

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

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales:
Transportation Systems	$165.5	$143.0	$91.2	$68.6
Defense Systems	139.0	134.9	63.4	68.9
Mission Support Services	209.6	208.6	109.4	104.8
Other	1.1	1.2	0.5	0.5
Total sales	$515.2	$487.7	$264.5	$242.8

Operating income (loss):
Transportation Systems	$26.1	$22.5	$15.1	$12.5
Defense Systems	12.0	10.2	5.3	5.0
Mission Support Services	11.1	13.8	7.1	6.3
Unallocated corporate expense and other	(2.7)	(3.6)	(1.4)	(2.0)
Total operating income	$46.5	$42.9	$26.1	$21.8

Note 7 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$1,868	$1,155	$921	$561
Interest cost	4,581	5,051	2,277	2,501
Expected return on plan assets	(4,707)	(4,864)	(2,340)	(2,409)
Amortization of actuarial loss	430	210	214	105
Administrative expenses	46	88	23	44
Net pension cost	$2,218	$1,640	$1,095	$802

Note 8 — New Accounting Pronouncements

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

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. This standard is effective for the first annual reporting period that begins after November 15, 2009, which for us will be the fiscal year beginning October 1, 2010. We are currently evaluating the impact, if any, that the adoption of this standard will have on our results of operations, financial position or cash flows.

In October 2009, the FASB issued revised accounting guidance relating to multiple-deliverable revenue arrangements, which can be applied prospectively or retrospectively. This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This revised guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, and we expect to adopt it in the fiscal year beginning October 1, 2010, although early adoption is allowed. We are currently evaluating the effect, if any, that adoption of this update will have on our consolidated financial position, results of operations, or cash flows.

Note 9 — Investment in Variable Interest Entity

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve years beginning in August 1998. We did not previously consolidate TranSys because we were not the primary beneficiary of this variable interest entity (VIE). We have participated in the PRESTIGE contract solely through subcontracts from TranSys. All of the work performed by TranSys is subcontracted to us and the other 37.5% shareholder and the arrangement provides for the pass-through of virtually all revenues from TfL to the two shareholders until August 2010. Beginning in August 2010, the services formerly provided by TranSys will be provided by Cubic under a new contract.

On February 26, 2010, TfL made an early contractual payment to TranSys which was required to be paid no later than August 2010. This caused TranSys to make early payment of the loan balance to the syndicate of banks which had provided financing for the project. At the same time, TfL agreed not to withhold any funds from its payment to TranSys for possible asset remediation and waived the requirement for further engineering studies and reports on the state of the fare collection system assets. Our obligation to keep the assets in good working condition carries over to the successor contract, but the “Performance Tests” and possible cash withholding from TranSys under the PRESTIGE contract will not be required. In recent years the fare collection system has consistently exceeded the contractual performance levels and we believe that sufficient costs have been included in our estimated costs to complete the contract to continue this level of performance for the remainder of the PRESTIGE project and the follow-on contract.

On March 5, 2010, the two 37.5% shareholders of TranSys each acquired half of the shares in TranSys previously held by the minority shareholders for approximately $0.1 million, bringing our share ownership up to 50%. TranSys continues to be considered a VIE because it has not demonstrated the ability to finance its activities without additional subordinated financial support from its equity investors and because its underlying risks do not coincide with the voting interests.

As a result of the ownership transfer and the early payment by TfL, we conducted a new evaluation of the primary beneficiary of TranSys. This evaluation determined that Cubic is now the primary beneficiary and is, therefore, required to consolidate TranSys as of March 5, 2010.

In concluding that Cubic is the primary beneficiary of the TranSys VIE, we created a model of the expected outcome from the remaining activities of TranSys and its related subcontracts with its shareholders. We identified several alternate outcomes which considered possible upside and downside scenarios. We used our judgment to assign probabilities to the alternate outcomes and the related variability of the cash flows. From this we established the enterprise value and the variability of the possible outcomes from this value. The evaluation resulted in greater variability for Cubic than for the other shareholder including a greater probability of residual losses and returns. Therefore, we concluded that Cubic is the primary beneficiary of TranSys.

As a result of becoming the primary beneficiary of TranSys, the consolidation of TranSys was treated as an acquisition in our financial statements. The fair value of the enterprise was virtually the same as fair value of the assets and liabilities acquired, therefore, no gain or loss was recorded from the transaction. The fair value of assets and liabilities acquired at March 5, 2010 were as follows (in millions):

Cash and cash equivalents	$38.3
Other current assets	16.9
Purchased intangibles	0.2
Income taxes payable	(20.7)
Other current liabilities	(35.8)
Fair value of net assets acquired	$(1.1)

We are in the process of finalizing the determination of the fair value of the assets and liabilities assumed and the preliminary purchase price will be subject to further adjustments as we finalize our review and analysis of these amounts.

Note 10 — Income Taxes

The amount of unrecognized tax benefits was $4.9 million at March 31, 2010 and $4.8 million at September 30, 2009, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4.9 million at March 31, 2010.

As of March 31, 2010, our open tax years in significant jurisdictions include 2006-2009 in both the U.S. and the U.K. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties we recognized as a component of income tax expense during the three and six month periods ended March 31, 2010 was not material.  Interest and penalties accrued at March 31, 2010 amounted to $0.4 million.

Note 11 — Legal Matter

In December 2008, we were named in a class action lawsuit alleging misclassification of Training Analysts as exempt from overtime, seeking damages for overtime pay and back wages, as well as damages for various violations of California and federal wage and hour laws. Mediation was conducted in August 2009 and we settled the matter for $1.7 million, less a contribution of $0.3 million from our insurance carrier. Final court approval of the settlement was entered in April 2010 and payment is expected to be made in May 2010. We recorded a liability for the settlement amount less the insurance carrier contribution in the fourth quarter of fiscal 2009.

Note 12 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At March 31, 2010, we had foreign exchange contracts with a notional value of $178.6 million outstanding.

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

For the three and six months ended March 31, 2010, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements and the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2010

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

Consolidated Overview

Sales for the quarter ended March 31, 2010 increased to $264.5 million from $242.8 million last year, an increase of 9%. Sales increased for the quarter in both the CTS and MSS segments, with the biggest increase coming from CTS, while sales from CDS decreased for the quarter.

For the first six months of the fiscal year, sales increased to $515.2 million compared to $487.7 million for the first six months of last year, an increase of 6%.  The majority of the sales increase came from CTS, which increased 16% compared to the first six months of 2009.  CDS sales increased 3%, while MSS sales increased only slightly compared to the first six months of last year. See the segment discussions following for further analysis of segment sales.

Operating income increased 20% to $26.1 million for the quarter compared to $21.8 million in the second quarter of last year. CTS operating income increased 21% over the second quarter of last year, while CDS increased 6% and MSS increased 13%. Corporate and other costs for the quarter were $1.4 million this year, compared to $2.0 million in the second quarter of last year. Last year these costs in the second quarter included $1.2 million for the development and marketing of new security related technologies compared to $0.5 million in the second quarter this year.

Operating income for the six-month period increased 8% to $46.5 million from $42.9 million last year. CTS operating income increased 16% over the first half of last year and CDS increased 18%. MSS operating income decreased 20% from last year, primarily because of a provision of $2.0 million we made during the first quarter for a contract dispute. Corporate and other costs for the first half of the fiscal year were $2.7 million this year, compared to $3.6 million last year. See the segment discussions following for further analysis of segment operating income.

Net income for the second quarter of fiscal 2010 increased to $17.4 million, or $0.65 per share, compared to $14.2 million, or $0.53 per share last year. Higher operating income from all three segments contributed to the improvement. For the first six months of the year, net income increased to $31.1 million, or $1.16 per share, from $28.4 million, or $1.06 per share last year.

Selling, general and administrative (SG&A) expenses decreased slightly in the second quarter this year to $27.2 million compared to $27.9 million last year. As a percentage of sales, SG&A expenses were 10.3% for the second quarter compared to 11.5% last year. In last year’s second quarter, CDS made a provision of $3.1 million for a receivable that is doubtful of collection, This year, a portion of that amount was recovered, as described in the CDS section below. SG&A expenses were higher for the first half of this year at CTS primarily due to an increase in selling expenses associated with Sydney, Australia and other transit system proposals. Company funded research and development expenditures were higher for the second quarter and first half this year due to an increase in spending for new defense related technologies.

Our projected effective tax rate for fiscal 2010 is 34.0% and is reflected in the tax provision for the first six months. The projected rate for this year includes lower expected taxes on earnings from foreign jurisdictions that have lower tax rates than in the U.S., such as the U.K. and New Zealand, as we consider these earnings to be indefinitely reinvested. The tax provision in the first half of last year had benefited from the retroactive reinstatement of the U.S. research and experimentation credit, which reduced the provision by $0.8 million last year. The effective rate for fiscal 2010 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Consolidation of Variable Interest Entity

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve years beginning in August 1998. We did not previously consolidate TranSys because we were not the primary beneficiary of this variable interest entity (VIE). We have participated in the PRESTIGE contract solely through subcontracts from TranSys. All of the work performed by TranSys is subcontracted to us and the other 37.5% shareholder and the arrangement provides for the pass-

through of virtually all revenues from TfL to the two shareholders until August 2010. Beginning in August 2010, the services formerly provided by TranSys will be provided by Cubic under a new contract.

On February 26, 2010, TfL made an early contractual payment to TranSys which was required to be paid no later than August 2010. This caused TranSys to make early payment of the loan balance to the syndicate of banks which had provided financing for the project. At the same time, TfL agreed not to withhold any funds from its payment to TranSys for possible asset remediation and waived the requirement for further engineering studies and reports on the state of the fare collection system assets. Our obligation to keep the assets in good working condition carries over to the successor contract, but the “Performance Tests” and possible cash withholding from TranSys under the PRESTIGE contract will not be required. In recent years the fare collection system has consistently exceeded the contractual performance levels and we believe that sufficient costs have been included in our estimated costs to complete the contract to continue this level of performance for the remainder of the PRESTIGE project and the follow-on contract.

On March 5, 2010, the two 37.5% shareholders of TranSys each acquired half of the shares in TranSys previously held by the minority shareholders for approximately $0.1 million, bringing our share ownership up to 50%. TranSys continues to be considered a VIE because it has not demonstrated the ability to finance its activities without additional subordinated financial support from its equity investors and because its underlying risks do not coincide with the voting interests. As a result of the ownership transfer and the early payment by TfL, we conducted a new evaluation of the primary beneficiary of TranSys. This evaluation determined that Cubic is now the primary beneficiary and is, therefore, required to consolidate TranSys as of March 5, 2010.

In concluding that Cubic is the primary beneficiary of the TranSys VIE, we created a model of the expected outcome from the remaining activities of TranSys and its related subcontracts with its shareholders. We identified several alternate outcomes which considered possible upside and downside scenarios. We used our judgment to assign probabilities to the alternate outcomes and the related variability of the cash flows. From this we established the enterprise value and the variability of the possible outcomes from this value. The evaluation resulted in greater variability for Cubic than for the other shareholder including a greater probability of residual losses and returns. Therefore, we concluded that Cubic is the primary beneficiary of TranSys.

As a result of becoming the primary beneficiary of TranSys, the consolidation of TranSys was treated as an acquisition in our financial statements. The fair value of the enterprise was virtually the same as fair value of the assets and liabilities acquired, therefore, no gain or loss was recorded from the transaction. The fair value of assets and liabilities acquired at March 5, 2010 were as follows (in millions):

Cash and cash equivalents	$38.3
Other current assets	16.9
Purchased intangibles	0.2
Income taxes payable	(20.7)
Other current liabilities	(35.8)
Fair value of net assets acquired	$(1.1)

We are in the process of finalizing the determination of the fair value of the assets and liabilities assumed and the preliminary purchase price will be subject to further adjustments as we finalize our review and analysis of these amounts.

The consolidation of TranSys will not have a significant impact on our income from operations, but will increase sales for the period March 2010 to August 2010, at which time most of the activities of TranSys will cease with the completion of the PRESTIGE project. The consolidation of TranSys added backlog of $33.2 million at March 5, 2010, of which $4.9 million became revenue in the month of March. Most of the remaining backlog will convert to revenue by August of 2010, with a small portion spread over the ensuing five years. Since TranSys was designed to break even, we do not expect it to generate significant operating income prior to its final dissolution in August of 2015.

The consolidation of TranSys added $38.3 million to our cash balance at the date of acquisition. This cash will all be used within the next nine months to pay tax liabilities remaining from the private financing activities of TranSys. These liabilities include $27.0 million in value added tax which is due to be paid in the quarter ending June 30, 2010 and income taxes of $20.7 million, payable in installments over the next three quarters. These payments will be reflected as negative cash flows from operations when paid. Although the remaining activities of the PRESTIGE contract within TranSys will generate positive operating cash flows, these tax liabilities exceed the assets of TranSys and we expect that the shareholders of TranSys will be required to support the company by providing cash within the next year. The ultimate cash shortfall in TranSys is not expected to exceed $1.2 million and the shareholders will share equally in providing this cash to TranSys.

Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)

Transportation Systems Segment Sales	$165.5	$143.0	$91.2	$68.6

Transportation Systems Segment Operating Income	$26.1	$22.5	$15.1	$12.5

CTS sales increased 33% in the second quarter to $91.2 million compared to $68.6 million last year and increased 16% for the six-month period to $165.5 million from $143.0 million last year. Sales were higher from work on a contract in the San Francisco Bay area, from the PRESTIGE contract in London and from the installation of a gating system in Southern California. These increases were partially offset by lower sales from a system installation contract in Florida, which was completed in the first quarter of this year, and from train operating companies in the U.K. A portion of the sales increase from the PRESTIGE contract this year resulted from consolidation of the company’s 50% owned subsidiary, TranSys, beginning in March of this year, as discussed above. This newly consolidated subsidiary added $4.9 million to sales for the quarter. The average exchange rate between the British Pound and the U.S. Dollar was slightly higher this year than last year, resulting in an increase in sales of $2.5 million for the second quarter and $3.2 million for the six-month period.

Operating income from CTS increased 21% in the second quarter from $12.5 million last year to $15.1 million this year. Higher sales from the contracts mentioned above added to operating income for the quarter, in addition to spare parts sales. Also, a contract modification received during the second quarter resolved a contingency on a contract in Europe for which we had reserved $1.6 million in a previous year. Since the uncertainty was resolved by the contract modification, we were able to eliminate the reserve this quarter, adding that amount to operating income. Although higher sales from the PRESTIGE contract added to operating income for the quarter, lower bonuses for PRESTIGE system usage essentially offset this increase. The additional sales from TranSys mentioned above did not add to operating income, because TranSys operates on a break-even basis, as it was designed to do. Last year’s second quarter had also included a contract settlement that added $1.2 million to operating income and a foreign currency exchange gain that added $1.4 million. The higher average exchange rate between the British Pound and the U.S. Dollar added $0.6 million to operating income for the quarter.

For the first half of the year operating income increased to $26.1 million compared to $22.5 million in the same period last year, a 16% increase. Higher sales from the contracts mentioned above, the European contract modification and a contract in Florida that was completed in the first quarter all added to operating income for the six-month period. In addition, higher sales from PRESTIGE added to operating income, partially offset by lower bonuses for system usage. Also partially offsetting the above increases was lower operating income on lower sales to train operating companies in the U.K. and higher selling costs related to a contract proposal in Sydney, Australia. As announced in a press release in early April, our consortium was selected as the preferred provider by the Sydney customer and we are currently in the process of negotiating a contract for this new system. The higher average exchange rate between the British Pound and the U.S. Dollar added $0.7 million to operating income for the first half.

Defense Systems Segment (CDS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)
Defense Systems Segment Sales
Training systems	$112.7	$114.6	$50.3	$60.8
Communications	24.7	19.3	12.4	7.4
Other	1.6	1.0	0.7	0.7
	$139.0	$134.9	$63.4	$68.9

Defense Systems Segment Operating Income
Training systems	$8.9	$8.8	$4.3	$3.6
Communications	3.0	1.5	1.0	1.5
Other	0.1	(0.1)	—	(0.1)
	$12.0	$10.2	$5.3	$5.0

Training Systems

Training systems sales decreased 17% in the second quarter this year to $50.3 million compared to $60.8 million in the second quarter of last year, and were down 2% for the first six months of the fiscal year from $114.6 million to $112.7 million. Air combat training sales to customers in the Far East and from the U.S. government P5 contract were lower in the second quarter and six-month periods this year. Activity on the Joint Strike Fighter (JSF) contract was also lower in the second quarter but increased during the first half of the fiscal year when compared to last year. In addition, shipments of small arms training systems were down in the second quarter and for the first six months of the year. We expect shipments of these products to increase in the second half of the fiscal year. Shipment of electro-optic training systems and activity on other ground combat training systems increased compared to last year for both the quarter and first half, partially offsetting the decreases described above.

Training systems operating income increased 19% in the second quarter to $4.3 million from $3.6 million last year, and increased slightly from $8.8 million in the first six months last year to $8.9 million this year. In the second quarter last year we had established a $3.1 million allowance for doubtful accounts receivable related to a company through which we sold training systems products to the U.S. government because they failed to pass on to us cash they collected from the government on our behalf. In the second quarter this year we collected $1.5 million of the balance due from this company, which added to operating income for the quarter and first six months. In addition, higher sales of ground combat training systems and related electro-optic training systems resulted in higher operating income from these contracts for the quarter and six-month periods. However, these improvements were offset by lower operating income from small arms training systems and air combat training systems due to lower sales. In addition, last year’s second quarter and first half had included high margin sales of air combat training spare parts to a customer in the Far East which added to operating income last year, but was not repeated this year.

Communications

Communications sales increased 68% in the second quarter to $12.4 million from $7.4 million last year and 28% for the first six months to $24.7 million this year compared to $19.3 million last year. Sales were higher for the second quarter from all product lines and for the six-month period were higher from personnel locator systems and power amplifiers. A settlement agreement reached in the first quarter last year with the U.S. Navy on a data link development contract had added $3.3 million to sales in the first half last year. Otherwise, sales of data links in the first half this year were also higher than last year. We have developed a new mini-common data link (mini-CDL) product which began generating sales in the first half of this year, contributing to the increase in data link sales.

Communications operating income for the second quarter was down 33% compared to last year to $1.0 million compared to $1.5 million last year, but for the six-month period was double the level of last year at $3.0 million compared to $1.5 million. Higher sales from all product lines contributed to higher operating income in the second quarter this year; however, this was more than offset by development costs for the mini-CDL, which totaled $1.3 million in the quarter. For the first half of the year, higher operating income was partially offset by mini-CDL development costs totaling $2.2 million. The settlement agreement with the U.S. Navy referred to above had no significant impact on operating income in last year’s first half.

Mission Support Services Segment (MSS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)

Mission Support Services Segment Sales	$209.6	$208.6	$109.4	$104.8

Mission Support Services Segment Operating Income	$11.1	$13.8	$7.1	$6.3

Sales from MSS increased 4% in the second quarter this year to $109.4 million from $104.8 million last year and for the first six months increased slightly from $208.6 million last year to $209.6 million this year. Activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. picked up in the second quarter, and was higher than last year for the quarter and the first half of the fiscal year. In addition, higher sales from two contracts with the U.S. Marine Corp, a contract at the Joint Warfighting Center (JWFC) and a contract with the Quartermaster Center and School all generated higher sales for the second quarter and six-month period. Partially offsetting these improvements were lower sales from a trainer maintenance contract that we lost to a small business competitor and from a contract for services performed in Iraq that had added approximately $5.7 million to sales last year, but was completed. We also have recently lost a number of individual positions on our contracts due to expanded U.S. Department of Defense in-sourcing policies that did not impact the second quarter significantly but may limit growth from MSS in the near term.

MSS operating income increased 13% in the second quarter this year to $7.1 million from $6.3 million last year. Higher sales from the JRTC, U.S. Marine Corp, JWFC and Quartermaster Center and School contracts contributed to the increase in operating income for the quarter, in addition to improved margins on two of these contracts as a result of the increased activity. A decrease in operating income from the trainer maintenance contract mentioned above partially offset the increase in operating income. Operating income for MSS for the second quarter is net of amortization of intangible assets of $1.2 million this year compared to $1.4 million last year.

For the first six months of the year, MSS operating income decreased 20% from $13.8 million last year to $11.1 million this year. Last year’s first half had included $1.2 million from a contract settlement payment received and the contract in Iraq mentioned above had added approximately $2.0 million to operating income. In addition, during the first quarter this year we recorded a provision of $2.0 million for a dispute with a customer over contract terms. We are continuing to pursue alternatives for resolution that could lead to ultimate recovery of the full amount.  At this time, however, we cannot quantify or determine the likelihood of recovery. Higher operating income on higher sales from the contracts mentioned above partially offset these decreases. Operating income for MSS is net of amortization of intangible assets of $2.4 million in the first half of this year compared to $2.8 million in the first half of last year.

Backlog

	March 31,	September 30,
	2010	2009
	(in millions)
Total backlog
Transportation Systems	$819.9	$772.2
Mission Support Services	796.7	855.5
Defense Systems:
Training systems	508.9	484.4
Communications and electronics	53.8	69.0
Other	3.0	2.3
Total Defense Systems	565.7	555.7
Total	$2,182.3	$2,183.4

Funded backlog
Transportation Systems	$819.9	$772.2
Mission Support Services	185.8	206.7
Defense Systems:
Training systems	508.9	484.4
Communications and electronics	53.8	69.0
Other	3.0	2.3
Total Defense Systems	565.7	555.7
Total	$1,571.4	$1,534.6

As reflected in the table above, backlog did not change significantly between September 30, 2009 and March 31, 2010. The consolidation of TranSys added $28.3 million to transportation systems backlog at March 31, 2010.  In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $34.9 million for the second quarter of the fiscal year and $46.2 million for the six-month period. In addition to net income, reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from all three segments, with the greater portion coming from CTS.

Investing activities for the six-month period included capital expenditures of $2.7 million and net purchases of short-term investments of $60.8 million. In addition, the consolidation of TranSys added $38.3 million to cash. Financing activities for the six-month period consisted primarily of scheduled payments on our long-term debt of $4.3 million.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $150 million through December 2012. As of March 31, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $39.8 million.

Our financial condition remains strong with working capital of $342.0 million and a current ratio of 2.1 to 1 at March 31, 2010. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 4 - STATEMENT ON DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2004, file No. 001-08931, Exhibit 3.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Credit Agreement dated December 16, 2009. Incorporated by reference to Form 10-Q filed for the quarter ended December 31, 2009, file No. 001-08931, Exhibit 10.3.
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 001-08931, Exhibit 10.4
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 23, 2010, file No. 001-08931
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 5, 2010	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	May 5, 2010	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller