Form 10-Q
period 2010-06-30
CUBIC CORP /DE/
filed 2010-08-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

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

As of July 21, 2010, registrant had only one class of common stock of which there were 26,736,406 shares outstanding (after deducting 8,945,201 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Products	$456,850	$382,065	$189,812	$135,338
Services	389,633	353,836	141,428	112,839
	846,483	735,901	331,240	248,177

Costs and expenses:
Products	323,127	280,481	135,533	98,766
Services	340,544	299,017	124,068	95,524
Selling, general and administrative	88,236	82,981	30,615	28,358
Research and development	10,343	5,857	4,995	2,343
Amortization of purchased intangibles	5,091	2,977	3,393	1,537
	767,341	671,313	298,604	226,528

Operating income	79,142	64,588	32,636	21,649

Other income (expense):
Interest and dividends	1,354	1,256	457	398
Interest expense	(1,282)	(1,622)	(414)	(595)
Other income (expense)	(8)	1,536	(727)	1,006

Income before income taxes	79,206	65,758	31,952	22,458

Income taxes	25,450	22,450	9,250	7,550

Net income	$53,756	$43,308	$22,702	$14,908

Basic and diluted net income per common share	$2.01	$1.62	$0.85	$0.56

Dividends per common share	$0.09	$0.09	$—	$—

Average number of common shares outstanding	26,735	26,730	26,736	26,732

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2010	2009
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$247,212	$244,074
Short-term investments	79,372	8,127
Accounts receivable - net	217,001	231,461
Inventories - net	42,484	49,107
Deferred income taxes and other current assets	40,259	52,089
Total current assets	626,328	584,858

Long-term contract receivables	29,800	13,400
Property, plant and equipment - net	47,228	48,895
Goodwill	58,872	59,433
Purchased intangibles	34,035	28,618
Other assets	20,105	21,111
	$816,368	$756,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,768	$28,626
Customer advances	131,505	123,458
Other current liabilities	93,927	109,536
Income taxes payable	19,515	3,491
Current portion of long-term debt	4,518	4,554
Total current liabilities	285,233	269,665

Long-term debt	15,884	20,570
Other long-term liabilities	43,499	45,235

Shareholders’ equity:
Common stock	12,574	12,530
Retained earnings	507,092	455,743
Accumulated other comprehensive loss	(11,294)	(11,357)
Treasury stock at cost	(36,074)	(36,071)
Shareholders’ equity related to Cubic	472,298	420,845
Noncontrolling interest in variable interest entity	(546)	—
Total Shareholders’ equity	471,752	420,845
	$816,368	$756,315

Note: The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Activities:
Net income	$53,756	$43,308	$22,702	$14,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,240	10,719	3,946	3,871
Changes in operating assets and liabilities	(7,667)	80,579	(15,530)	30,764
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,329	134,606	11,118	49,543

Investing Activities:
Acquisitions, net of cash acquired	(7,176)	(7,886)	(6,326)	—
Consolidation of variable interest entity	38,266	—	—	—
Net additions to property, plant and equipment	(4,639)	(3,894)	(1,936)	(1,284)
Proceeds from sales or maturities of short-term investments	36,935	—	33,711	—
Purchases of short-term investments	(108,180)	—	(44,171)	—
NET CASH USED IN INVESTING ACTIVITIES	(44,794)	(11,780)	(18,722)	(1,284)

Financing Activities:
Principal payments on long-term borrowings	(4,406)	(5,830)	(131)	(136)
Purchases of treasury stock	(3)	—	—	—
Dividends paid	(2,407)	(2,405)	(2,407)	(2,405)
Other	44	45	—	—
NET CASH USED IN FINANCING ACTIVITIES	(6,772)	(8,190)	(2,538)	(2,541)

Effect of exchange rates on cash	(2,625)	298	(1,768)	14,771

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,138	114,934	(11,910)	60,489

Cash and cash equivalents at the beginning of the period	244,074	112,696	259,122	167,141

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$247,212	$227,630	$247,212	$227,630

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included. Operating results for the three- and nine-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2009.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2010	2009
	(unaudited)
Trade and other receivables	$14,293	$12,833
Long-term contracts:
Billed	117,552	103,639
Unbilled	117,914	132,947
Allowance for doubtful accounts	(2,958)	(4,558)
Total accounts receivable	246,801	244,861
Less estimated amounts not currently due	(29,800)	(13,400)
Current accounts receivable	$217,001	$231,461

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2010 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2009 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
	(unaudited)
Finished products	$51	$55
Work in process and inventoried costs under long-term contracts	90,295	96,962
Customer advances	(51,141)	(49,734)
Raw material and purchased parts	3,279	1,824
Net inventories	$42,484	$49,107

At June 30, 2010, work in process and inventoried costs under long-term contracts includes approximately $1.3 million in costs incurred in advance of contract award or outside the scope of work on several contracts in the defense systems and transportation segments, compared to $0.9 million as of September 30, 2009. We believe it is probable that these costs, plus appropriate profit margin, will be recovered under contract change orders or upon the award of new contracts within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$53,756	$43,308	$22,702	$14,908
Foreign currency translation adjustments	(927)	(4,132)	(1,736)	11,487
Net unrealized gain (loss) from cash flow hedges	990	(5)	1,067	67
Comprehensive income	$53,819	$39,171	$22,033	$26,462

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity dates of certificates of deposit are within approximately one year. The maturity of the debt securities range between 1 to 25 years, however, the majority have callable options within one year. Cash equivalents and short term investments are categorized as Level 1 and derivatives are categorized as Level 2.

	June 30, 2010			September 30,
	Level 1	Level 2	Total	2009
			(unaudited)
Assets
Cash equivalents - money market funds	$134,103	$—	$134,103	$178,893
Short-term investments - debt securities	79,372	—	79,372	8,127
Derivative assets	—	13,755	13,755	18,106
Total assets	213,475	13,755	227,230	205,126
Liabilities
Derivative liabilities	—	13,749	13,749	17,933
Net assets	$213,475	$6	$213,481	$187,193

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of June 30, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $67.4 million.

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

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales:
Transportation Systems	$276.7	$217.8	$111.2	$74.8
Defense Systems	247.5	207.1	108.5	72.2
Mission Support Services	320.9	308.7	111.3	100.1
Other	1.4	2.3	0.3	1.1
Total sales	$846.5	$735.9	$331.3	$248.2

Operating income (loss):
Transportation Systems	$40.7	$34.1	$14.6	$11.6
Defense Systems	23.6	15.4	11.6	5.2
Mission Support Services	18.7	19.9	7.6	6.1
Unallocated corporate expense and other	(3.9)	(4.8)	(1.2)	(1.2)
Total operating income	$79.1	$64.6	$32.6	$21.7

Note 7 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$2,675	$1,717	$807	$562
Interest cost	6,742	7,552	2,161	2,501
Expected return on plan assets	(6,931)	(7,273)	(2,224)	(2,409)
Amortization of actuarial loss	634	315	204	105
Administrative expenses	69	132	23	44
Net pension cost	$3,189	$2,443	$971	$803

Note 8 — New Accounting Pronouncements

In December 2008, the FASB issued a standard which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  This standard is effective for annual financial statements issued for fiscal years ending after December 15, 2009, which for us is this fiscal year, and will require additional disclosures in our annual financial statements for the year ended September 30, 2010. The adoption of this standard will not have a material impact on our results of operations, financial position or cash flows.

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

Note 9 — Investment in Variable Interest Entity

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve years beginning in August 1998. We did not previously consolidate TranSys because we were not the primary beneficiary of this variable interest entity (VIE). We have participated in the PRESTIGE contract solely through subcontracts from TranSys. All of the work performed by TranSys is subcontracted to us and the other shareholder and the arrangement provides for the pass-through of virtually all revenues from TfL to the two shareholders until August 2010. Beginning in August 2010, the services formerly provided by TranSys will be provided by Cubic under a new contract.

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

Note 10 — Income Taxes

The amount of unrecognized tax benefits was $3.1 million at June 30, 2010 and $4.8 million at September 30, 2009, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3.1 million at June 30, 2010.

As of June 30, 2010, our open tax years in significant jurisdictions include 2006-2009 in the UK, and 2007-2009 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

We report income tax-related interest income or expense and penalties in income tax expense in the Condensed Consolidated Statement of Income. The amount of net interest and penalties we recognized as a component of income tax expense during the three- and nine-month periods ended June 30, 2010 was not material.  Interest and penalties accrued at June 30, 2010 amounted to $0.2 million.

Note 11 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards and options, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At June 30, 2010, we had foreign exchange contracts with a notional value of $233.7 million outstanding.

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

For the three and nine months ended June 30, 2010, we recorded a net gain of $0.4 million from hedges classified as not highly effective. There are no significant credit risks related to contingent features in our derivative agreements and the amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2010

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

Consolidated Overview

Sales for the quarter ended June 30, 2010 increased to $331.3 million from $248.2 million last year, an increase of 33%. Sales increased for the quarter in all three segments with both CTS and CDS increasing by about 50% over last year’s third quarter and MSS increasing by 11%.

For the first nine months of the fiscal year, sales increased to $846.5 million compared to $735.9 million for the first nine months of last year, an increase of 15%.  All three segments generated higher sales compared to the first nine months of last year with CTS increasing 27%, CDA 20% and MSS 4%. See the segment discussions following for further analysis of segment sales.

Operating income increased 50% to $32.6 million for the quarter compared to $21.7 million in the third quarter of last year. CDS operating income more than doubled from the third quarter of last year, while CTS increased 26% and MSS increased 25%. Corporate and other costs for the quarter were $1.2 million in both years.

Operating income for the nine-month period increased 22% to $79.1 million from $64.6 million last year. CDS operating income increased 53% compared to the first nine months of last year and CTS increased 19%. MSS operating income decreased 6% from last year for the first nine months due to a provision of $2.0 million we made during the first quarter for a contract dispute. Corporate and other costs for the first nine months of the fiscal year were $3.9 million this year, compared to $4.8 million last year. Last year these costs for the first nine months included $2.4 million for the development and marketing of new security related technologies compared to $1.2 million this year. See the segment discussions following for further analysis of segment operating income.

Net income for the third quarter of fiscal 2010 increased to $22.7 million, or $0.85 per share, compared to $14.9 million, or $0.56 per share last year. Higher operating income from all three segments contributed to the improvement. For the first nine months of the year, net income increased to $53.8 million, or $2.01 per share, from $43.3 million, or $1.62 per share last year.

Selling, general and administrative (SG&A) expenses increased in the third quarter this year to $30.6 million compared to $28.4 million last year. As a percentage of sales, SG&A expenses were 9.2% for the third quarter compared to 11.4% last year. SG&A expenses were higher in the third quarter and first nine months this year at CTS primarily due to an increase in selling expenses associated with the Sydney, Australia and other transit system proposals, and due to growth of the business in Australia. SG&A expenses at CDS were higher primarily due to an increase in selling expenses. Company funded research and development expenditures were higher for the third quarter and first nine months this year due to an increase in spending for new defense related technologies.

Our projected effective tax rate for fiscal 2010 is 34.4%. Our rate was reduced in the third quarter by an adjustment to the reserve for uncertain tax positions of $1.9 million due to the expiration of a statute of limitations that allowed us to decrease our reserve. The projected rate for this year includes a lower tax provision on earnings from foreign jurisdictions that have lower tax rates than in the U.S., such as the U.K. and New Zealand, as we consider these earnings to be indefinitely reinvested. The tax provision in the first nine months of last year had benefited from the retroactive reinstatement of the U.S. research and experimentation credit, which reduced the provision by $0.8 million last year. The effective rate for fiscal 2010 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Business Acquisitions

During the quarter ended June 30, 2010, we acquired two small privately held companies for net cash consideration of $6.3 million, plus assumed liabilities, deferred payments and contingent consideration that will bring the total purchase price for the two companies to approximately $11.7 million, net of cash acquired. The first acquisition, Impeva Labs, Inc., is an international provider of global asset management, tracking, monitoring and security solutions. The second acquisition, Safe Harbor Holdings, Inc., is a Vienna, Virginia-based supplier of customized hardware and software for cyber solutions. Operations of these two entities will be included in our defense systems segment. Tangible assets of these two companies, other than cash acquired, are estimated at $1.2 million and intangible assets are approximately $10.5 million. The purchase price allocation is preliminary. Purchased intangibles are expected to include backlog, customer relationships and in-process research and development.

Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Transportation Systems Segment Sales	$276.7	$217.8	$111.2	$74.8

Transportation Systems Segment Operating Income	$40.7	$34.1	$14.6	$11.6

CTS sales increased 49% in the third quarter to $111.2 million compared to $74.8 million last year and increased 27% for the nine-month period to $276.7 million from $217.8 million last year. Sales were higher from work in the San Francisco Bay area, from the PRESTIGE contract in London and from the installation of a gating system in Southern California. These increases were partially offset by lower sales from a system installation contract in Florida, which was completed in the first quarter of this year, and from train operating companies in the U.K. A portion of the sales increase from the PRESTIGE contract this year resulted from consolidation of the company’s 50% owned subsidiary, TranSys, beginning in March of this year. This newly consolidated subsidiary added $14.4 million to sales for the quarter and $19.2 million for the first nine months of the fiscal year. The average exchange rate between the British Pound and the U.S. Dollar was lower this year than last year for the quarter, but higher for the nine-month period. This resulted in a decrease in sales of $1.6 million for the third quarter and an increase of $1.5 million for the nine-month period compared to last year.

Operating income from CTS increased 26% in the third quarter from $11.6 million last year to $14.6 million this year. For the first three quarters of the year operating income increased to $40.7 million compared to $34.1 million in the same period last year, a 19% increase. Increased income resulted from higher sales and margins in North America, offset somewhat by lower profits in the U.K. In addition, higher spare parts sales and a foreign currency exchange gain of $0.4 million contributed to the results for the quarter. For the nine-month period this year, a contract modification received resolved a contingency on a contract in Europe, allowing us to reverse a reserve of $1.6 million. Last year’s nine-month results had also included a contract settlement that added $1.2 million to operating income and a foreign currency exchange gain that added $1.4 million. The additional sales from TranSys mentioned above did not add to operating income, because TranSys operates on a break-even basis, as it was designed to do. The difference in the exchange rate between the British Pound and the U.S. Dollar decreased operating income for the quarter by $0.4 million, but resulted in an increase of $0.3 million for the first nine months of the fiscal year compared to last year.

Defense Systems Segment (CDS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Defense Systems Segment Sales
Training systems	$202.2	$173.7	$89.5	$59.1
Communications	43.0	31.9	18.3	12.6
Other	2.3	1.5	0.7	0.5
	$247.5	$207.1	$108.5	$72.2

Defense Systems Segment Operating Income
Training systems	$20.6	$12.2	$11.7	$3.4
Communications	3.0	3.3	—	1.8
Other	—	(0.1)	(0.1)	—
	$23.6	$15.4	$11.6	$5.2

Training Systems

Training systems sales increased 51% in the third quarter this year to $89.5 million compared to $59.1 million in the third quarter of last year, and were up 16% for the first nine months of the fiscal year from $173.7 million to $202.2 million. The primary reason for the sales increase for the quarter was delivery of virtual small arms training systems to a U.S. government customer. In addition, sales of electro-optic training systems and ground combat training systems were higher for the quarter. Sales were also higher in the nine-month period from ground combat training systems, electro-optic training systems and small arms training systems. These increases in the first nine months were partially offset by lower air combat training sales to customers in the Far East and from the U.S. government P5 contract.

Training systems operating income in the third quarter was more than three times the level of last year at $11.7 million this year compared to $3.4 million last year and for the first nine months increased 69% from $12.2 million last year to $20.6 million this year. The increase in sales of small arms training systems added significantly to operating income in this year’s third quarter, in addition to higher operating income on higher sales of ground combat training systems and electro-optic training systems. For the nine-month period, operating income was higher this year from the same product lines due to higher sales. In addition, during the nine-month period last year we had established a $3.1 million allowance for doubtful accounts receivable related to a company through which we sold training systems products to the U.S. government because they failed to pass on to us cash they collected from the government on our behalf. In the first nine months of this year we have collected $1.9 million of the balance due from this company, which added to operating income for the period. These improvements were partially offset by lower operating income from air combat training systems due to lower sales, especially to customers in the Far East where we had realized higher margins last year.

Communications

Communications sales increased 45% in the third quarter to $18.3 million from $12.6 million last year and 35% for the first nine months to $43.0 million this year compared to $31.9 million last year. Sales were higher for the third quarter from data links and power amplifiers and for the nine-month period were higher from all three product lines, including personnel locator systems (PLS). We have developed a new mini-common data link (mini-CDL) product which began generating sales in the first nine months of this year, contributing to the increase in data link sales. A settlement agreement reached in the first quarter last year with the U.S. Navy on a data link development contract had added $3.3 million to sales in the first nine months last year.

Despite the increase in sales, Communications broke even for the third quarter compared to operating income of $1.8 million last year, but for the nine-month period was only slightly lower than last year at $3.0 million compared to $3.3 million. Development costs for the mini-CDL totaled $1.3 million in the third quarter this year, offsetting operating income from power amplifiers and PLS. Sales of PLS were also lower for the third quarter than last year, generating lower operating income. For the first nine months of the year, higher operating income on higher sales from all three product lines was offset by mini-CDL development costs totaling $3.6 million. The settlement agreement with the U.S. Navy referred to above had no significant impact on operating income in last year’s first nine months.

Mission Support Services Segment (MSS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Mission Support Services Segment Sales	$320.9	$308.7	$111.3	$100.1

Mission Support Services Segment Operating Income	$18.7	$19.9	$7.6	$6.1

Sales from MSS increased 11% in the third quarter this year to $111.3 million from $100.1 million last year and for the first nine months increased 4% from $308.7 million last year to $320.9 million this year. Activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. increased in the third quarter compared to last year and was higher than last year for the first nine months of the fiscal year. In addition, higher sales from two contracts with the U.S. Marine Corp, a contract at the Joint Warfighting Center (JWFC) and a contract with the Quartermaster Center and School all generated higher sales for the third quarter and nine-month period. Partially offsetting these improvements were lower sales from a trainer maintenance contract that we lost to a small business competitor and from a contract for services performed in Iraq that had added approximately $5.7 million to sales last year, but was completed. As mentioned last quarter, we also have recently lost a number of individual positions on our contracts due to expanded U.S. Department of Defense in-sourcing policies that have limited growth from MSS and may continue to do so in the near term.

MSS operating income increased 25% in the third quarter this year to $7.6 million from $6.1 million last year. Higher sales from the JRTC and Quartermaster Center and School contracts contributed to the increase in operating income for the quarter. For the first nine months of the year, MSS operating income decreased 6% from $19.9 million last year to $18.7 million this year. Last year’s first nine months had included $1.2 million from a contract settlement payment received and the contract in Iraq mentioned above had added approximately $2.0 million to operating income. In addition, during the first quarter this year we recorded a provision of $2.0 million for a dispute with a customer over contract terms. We are continuing to pursue alternatives for resolution that could lead to ultimate recovery of the full amount.  At this time, however, we cannot quantify or determine the likelihood of recovery. Higher operating income on higher sales from the contracts mentioned above partially offset these decreases.

Backlog

	June 30,	September 30,
	2010	2009
	(in millions)
Total backlog
Transportation Systems	$1,098.8	$772.2
Mission Support Services	773.7	855.5
Defense Systems:
Training systems	463.8	484.4
Communications and electronics	43.8	69.0
Other	6.9	2.3
Total Defense Systems	514.5	555.7
Total	$2,387.0	$2,183.4

Funded backlog
Transportation Systems	$1,098.8	$772.2
Mission Support Services	192.3	206.7
Defense Systems:
Training systems	463.8	484.4
Communications and electronics	43.8	69.0
Other	6.9	2.3
Total Defense Systems	514.5	555.7
Total	$1,805.6	$1,534.6

As reflected in the table above, total backlog increased $203.6 million and funded backlog increased $271.0 million from September 30, 2009 to June 30, 2010. During the quarter ended June 30, we were awarded a $341 million (383 million Australian dollars) contract to provide greater Sydney’s Electronic Ticketing System, which is included in Transportation Systems backlog. In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $11.1 million for the third quarter of the fiscal year and $57.3 million for the nine-month period. In addition to net income, advance payments by customers and reductions in inventory contributed to the positive cash flows for the three- and nine-month periods, and reductions in accounts receivable also provided positive cash flows for the first nine months. Partially offsetting the positive operating cash flows for the third quarter and first nine months was a payment of $27.0 million in value added tax (VAT) during the third quarter, related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned joint-venture company. We consolidated TranSys with our results for the first time in the second quarter, adding cash of $38.3 million to investing activities, a portion of which was used to make this VAT payment which is included in operating activities. Positive operating cash flows came from the MSS and CTS segments, with the greater portion coming from CTS.

Investing activities for the nine-month period included capital expenditures of $4.6 million, two acquisitions of small defense related business for $6.3 million net of cash acquired, and net purchases of short-term investments of $71.2 million. As mentioned above, the consolidation of TranSys added $38.3 million to cash from investing activities. Financing activities for the nine-month period consisted primarily of scheduled payments on our long-term debt of $4.4 million, and dividends paid to our shareholders of $2.4 million.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $150 million through December 2012. As of June 30, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $67.4 million.

Our financial condition remains strong with working capital of $341.1 million and a current ratio of 2.2 to 1 at June 30, 2010. We expect that cash on hand and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

CUBIC CORPORATION

Date	August 3, 2010	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	August 3, 2010	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller