Form 10-K
period 2010-09-30
CUBIC CORP /DE/
filed 2010-12-09
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

Commission File Number 001-08931

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

The aggregate market value of 15,798,608 shares of voting stock held by non-affiliates of the registrant was: $568,749,888 as of March 31, 2010, based on the closing stock price on that date.

Number of shares of common stock outstanding as of November 8, 2010 including shares held by affiliates is: 26,736,406 (after deducting 8,945,201 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on February 22, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic”), was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, we moved our corporate domicile to the State of Delaware.

Cubic is mainly involved in the design, development, manufacture, integration, installation, operation, maintenance, and support of high technology products and systems. We are focused on the defense and transportation markets and have recently also added cyber security and asset tracking businesses. We operate three reportable segments, including transportation systems, defense systems and mission support services.

Our transportation systems business is the leading provider of automated revenue collection systems and services worldwide. We provide complete turnkey solutions. Our equipment includes contactless smart card readers, passenger gates, central computer systems, and ticket vending machines for mass transit networks, including rail systems, buses, and parking applications. Our services include customer support, network and web operations, payment media management, distribution channel management, business and marketing support, financial clearing and settlement, and outsourced asset operations and maintenance.

Our defense systems business includes training systems, communications, cyber security and asset tracking. We are a leading provider of customized military range instrumentation, training and applications systems, and simulators. In addition, we are a supplier of communications and surveillance systems, surveillance receivers, power amplifiers, and avionics systems.

Our mission support services business is a leading provider of highly specialized support services including live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; as well as support to field operations, force deployment and redeployment, and logistics.

During fiscal year 2010, approximately 57% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 10 to the Consolidated Financial Statements for the year ended September 30, 2010. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

TRANSPORTATION SYSTEMS SEGMENT

Cubic Transportation Systems (CTS) is the leading turnkey solution provider of automated fare collection systems for public transport authorities worldwide.  We provide a range of service and system solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  These solutions and services include system design, central computer systems, equipment design and manufacturing, device-level software, integration, test, installation, warranty, maintenance, computer hosting services, call center and web services, card management and distribution services, retail point of sale network management, mobile phone ticketing, financial clearing and settlement, software application support and outsourced asset operations and maintenance.  In addition, we design, develop and manufacture special technology components, such as open payment ready smart card readers for use within our suite of fare collection equipment consisting of on-bus solutions, access control solutions, vending solutions, retail and card issuing solutions, and mobile inspection and sales solutions.

Over the years, we have been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London, and various other cities around the U.K., Miami, Florida, Vancouver, B.C. Canada, the New York / New Jersey region, the Washington, D.C. / Maryland / Virginia region, the Los Angeles region, the San Diego region, San Francisco Bay region, Minneapolis/St. Paul, Chicago, Atlanta, Brisbane and Sydney in Australia, the Frankfurt/RMV region in Germany, and Sweden. These programs provide a base of current business and the potential for additional future business as the systems are expanded.

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

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system as well as interoperability of multiple operators within a single networked system.  As such, there is a growing trend for regional ticketing systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional smart card.  There is an emerging trend for other applications to be added to these regional systems to expand the utility of the smart card, offering higher value and incentives to the end users, and lowering costs and creating new revenue streams for the regional system operators.  As a result, these regional systems have created opportunities for new levels of systems support and services including customer support call center and web support services, smart card production and distribution, financial clearing and settlement, retail merchant network management, transit benefit support, and software application support.  In some cases, operators are choosing to outsource the ongoing operations and commercialization of these regional ticketing systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long-term.

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

Backlog — CTS:

Funded sales backlog of CTS at September 30, 2010 and 2009 amounted to $1.113 billion and $772 million, respectively. We expect that approximately $774 million of the September 30, 2010 backlog will not be completed by September 30, 2011.

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

DEFENSE SYSTEMS SEGMENT

Cubic Defense Systems (CDS) consists of several market-focused businesses: Training Systems, Communications, Global Asset Tracking, and Cyber Security.  Our products include customized military range instrumentation systems, electro-optical systems, firearm simulation systems, communications and surveillance systems, surveillance receivers, power amplifiers,  avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements. We market our capabilities directly to various U.S. government departments, agencies, and foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

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

Our training business is organized into Air Combat and Ground Combat divisions.   In Air Combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War.  The ACMI product line has progressed through several generations of technologies and capabilities.  We continue to maintain a market leadership position based on the competitive award of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract in 2003, called P5, to provide advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps.  We also received a $50 million development contract in 2007 to develop an internal version of the P5 system for use on the F-35 Joint Strike Fighter. While most of the latest ACMI systems are designed to operate in a “rangeless” environment we continue to support a number of legacy, fixed geographic ranges.  Many nations employ our ACMI systems for air to air combat training.

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

Laser-based tactical engagement simulation systems are used at combat training centers (CTC) to permit weapons to be used realistically, registering hits or kills, without live ammunition. We supply MILES equipment as part of CTC contracts and as an independent product line. Cubic MILES systems are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and civilian security firms. We manufacture MILES equipment in the San Diego area and at our New Zealand-based wholly-owned subsidiary, Cubic Defence New Zealand.

At our Simulation Systems Division (SSD) in Orlando, FL, we produce immersive virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate battle field environments. Also at SSD, we produce maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles and armored vehicles.

Communications

Our Communications business is a supplier of secure data links, high power RF amplifiers, direction finding systems, remote video terminals, and search and rescue avionics for the U.S. military, government agencies, and allied nations.  We supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system during the 1980s, as well as the United Kingdom’s ASTOR program and continue to provide spare parts and system upgrades.  More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), and remote video terminals. Capitalizing on a multiyear internal R&D program, we won a competitive contract in Fiscal 2003 to develop and produce the Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS has been installed on major surface ships of the U.S. fleet. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K. Watchkeeper and the U.S. Firescout UAV programs.

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

Global Asset Tracking

In May 2010 Cubic acquired the assets of Impeva Labs and formed a new subsidiary called Cubic Global Tracking Solutions, Inc (CGTS).  CGTS global tracking technology is deployed with the US Department of Defense for tracking and monitoring DOD supply chain assets.  The products employs satellite, GSM mobile communications, and encrypted mesh network technologies.  The company offers a Device Management Center that provides continuous, reliable, real-time monitoring and event notification without fixed infrastructure.  The products are designed to operate remotely for years based on highly efficient battery optimization.  The company operates under a indefinite delivery/indefinite quantity subcontract to develop advanced wireless solutions for the U.S. Army’s Logistics Innovation Agency.

Cyber Security

In June 2010 Cubic acquired Safe Harbor Holdings, a cyber security and information assurance company, based in Vienna, Virginia and formed a new subsidiary called Cubic Cyber Solutions, Inc (CSSI).  CSSI provides specialized security and networking infrastructure, system certification and accreditation, and enterprise-level network architecture and engineering services.  The company also provides cross domain hardware solutions to address multi-level security challenges across common networks.

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

Backlog — CDS:

Funded sales backlog of CDS at September 30, 2010 was $523 million compared to $556 million at September 30, 2009.  We expect that approximately $259 million of the September 30, 2010 backlog will not be completed by September 30, 2011.

MISSION SUPPORT SERVICES SEGMENT

Cubic Mission Support Services (MSS) is a leading provider of training, operations, maintenance, technical, and other support services to the U.S. Government and allied nations.  MSS comprises approximately 5,000 Cubic employees working at more than 130 locations in 21 nations throughout the world.  Our employees serve with clients in actual training and operational environments to help prepare and support forces through provision of comprehensive training, exercises, staff augmentation, education, operational, technical, and logistical assistance to meet the full scope of their assigned missions.  The scope of mission support that Cubic provides includes training and rehearsals for both small and large scale combat operations; training and preparation of military advisor teams; mobilization and demobilization of forces prior to and following deployment; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national security and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, Cubic is viewed as a premier service provider and formidable competitor.  We typically compete as a prime contractor to the government, but also team with other companies, depending on the skills required.  Much of our early work centered on battle command training and simulation, in which military commanders are taught to make correct decisions in battlefield situations.  Our comprehensive business base has broadened to include integrated live, virtual, and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis and other support to the national security community; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces at U.S. Army Mobilization Centers at Forts Bliss and Hood in Texas and at several other U.S. locations; and we provide in-country logistics, maintenance, operational, and training support to U.S. Forces deployed in Kuwait, Iraq, and Afghanistan.

Cubic’s contracts include providing mission support services to three of the Army’s major Combat Training Centers (CTCs): the Joint Readiness Training Center (JRTC) as prime contractor; and to the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor.  These services include planning, executing, and documenting realistic and stressful large scale exercises and mission rehearsals that increase the readiness of both active and reserve U.S. conventional and special operations forces by placing them in situations as close to actual combat as possible.

At U.S. Joint Forces Command (USJFCOM), MSS is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Warfighting Center (JWFC), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC).  We provide technical and management support services to the U.S. Army’s National Simulation Center (NSC) at Fort Leavenworth, Kansas. Under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract, Cubic provides comprehensive training and exercise support to U.S. Marine Corps forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. Cubic provides training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems, and other facilities worldwide for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

Cubic initiated and has continued to operate the Korea Battle Simulation Center (KBSC) since its inception in 1991.  KBSC prepares U.S. and allied forces in Korea to deal with mission situations that may develop in their areas of responsibility.  Our KBSC contract includes support to the world’s largest and most complex simulation-based training events.

MSS supports the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons.  Cubic supports DTRA with modeling and simulations to analyze, assess, and predict the effects of such weapons in combat and other environments. Additionally, Cubic provides comprehensive support to help plan, manage, and execute DTRA’s worldwide CBRNE exercise program, which trains senior U.S. and allied civilian and military personnel, first responders, and other users of DTRA products.

MSS provides research, development, and technical engineering (RDTE) support to the U.S. Air Force Research Laboratories (AFRL) for assistance in the identification and application of current, new and emerging technologies leading to proof-of-principle evaluations of advanced operational concepts.

MSS has multiple contracts with all U.S. Armed Services and other government agencies to improve the quality and reach of training and education of individuals and small teams up through collective training of large organizations. Cubic’s services, products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning (e-learning), serious games for training, and other advanced education programs for U.S. and allied forces.

An important part of Cubic’s services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment.  These very broad defense modernization contracts entail sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. Mission Support Services also develops and operates battle simulation centers for U.S. forces in Europe, as well as for selected countries in Central and Eastern Europe.

We believe the combination and scope of Cubic’s growing mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — MSS:

Funded sales backlog of our MSS segment at September 30, 2010 was $236 million compared to $207 million at September 30, 2009.  Total backlog, including unfunded customer orders and options under multiyear service contracts, was $850 million at September 30, 2010 compared to $856 million at September 30, 2009. We expect that approximately $501 million of the September 30, 2010 total backlog will not be completed by September 30, 2011.

MSS and CDS Competitive Environment:

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, SAIC and others.  In many cases, we have also teamed with these same companies, in both prime and subcontractor roles, on specific bid opportunities.  While we are generally smaller than our competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, our ability to control operating costs, and the ability to rapidly focus technology and innovation to solve customer problems.

Projects must compete for funding in the defense budget.  While the U.S. defense budget has seen above average increases in recent years, long-term growth is expected to occur only in those segments that offer high payoff and are consistent with warfighting priorities and growing fiscal restraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems that rapidly collect, process, and disseminate the right information to the right place at the right time, resulting in what DoD calls network-centric warfare.  We believe our training systems, training support, operational support, and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services, grow our niche position as a supplier of data links and communications products, and maintain our position as the leading provider of integrated intermodal regional transit fare collection systems and services to transit authorities worldwide. Our strategies to achieve these objectives include:

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

Cubic Transportation Systems (CTS) maintains continuous long-term relationships with its customers, such as Transport for London (TfL). Starting with a small trial of magnetic ticketing and gating in 1978, we have continuously delivered fare collection equipment and systems to Transport for London (TfL) as its exclusive fare collection system supplier. Under a 2008 contract awarded by TfL, we are now the prime contractor responsible for operating and maintaining the Oyster system. This contract, the Future Ticket Agreement, will continue our relationship with TfL through at least 2013.

Our track record of performance supplying and supporting the automated fare collection system in London helped us win a major new contract this year. The Public Transport Ticketing Corporation awarded a contract to us for the Electronic Ticketing System for Sydney and the State of New South Wales. Their decision was also reinforced by our long-term performance in other major metropolitan areas including: San Francisco Bay Area since 1974, Washington D.C. since 1975, and New York since 1991.

An example of this at CDS is the award of a 10 year contract to provide the next generation U.S. air combat training system.  Starting in 1971 Cubic developed the first generation of Air Combat Maneuvering Instrumentation system, or ACMI, for the U.S. Military for live combat training.  In 2003 we were awarded the P5 $525 million ID/IQ contract to deliver the latest technology for rangeless live training to the U.S. and foreign militaries.  In 2007 we were awarded a $50.3 million contract to develop the next generation of live training for the F-35 Joint Strike Fighter aircraft using embedded technology.   Thus since the initial contract in 1971, we have successfully and continuously supplied the U.S. and foreign militaries with the latest in air combat training technologies.

Our business strategy is particularly important for Cubic because Mission Support Services (MSS) relies heavily on its current and past performance to win recompete contracts and gain new customers. As a result of maintaining a high level of performance, Cubic continues to provide a combination of its support services for its principal long-term customers including the Joint Readiness Training Center (JRTC) since 2001, the Marine Corps since 1998, and the Korean Battle Simulation Center (KBSC) since 1991. Our continuous record of performance for these customers helps us to gain new business. For example, this year we won a new contract to support the U.S. Army’s Joint Multinational Simulation Center in Germany. This win was largely attributable to the long-term success of our related and ongoing work at the KBSC.

Expand Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base.  In aggregate, approximately 47% of our sales revenue in 2010 was from service work. We believe that a strong base of service work helps to enhance profitability and smooth the revenue fluctuations inherent in systems work.

At CTS, our managed service offerings are growing.  Due to the technical complexities of operating electronic fare collection systems, transit agencies are turning to third parties to supply operational and maintenance services, such as regional settlement, card management and customer support services, that would otherwise be performed by the transit agency. As a result, we are now providing a suite of turnkey outsourced services for more than 20 transit authorities worldwide. Approximately 46% of CTS’ sales revenue was from service business in 2010.

In the past year we expanded the focus of our customer service operation in Concord, CA, which we acquired in 2009. This full service operation center primarily services transit authorities in the San Francisco Bay Area, including a wide range of services from customer support to financial management and technical support. Earlier in the year, we began to utilize this facility as a hub of patron call support. We have co-located the call center for the Washington Metropolitan Area Transit Authority in Washington, D.C. with our customer service center in Concord, CA. This is the first step toward delivering customer services from key service facilities for multiple transit authorities in the U.S.

At MSS we provide a combination of services to our many customers. We expand our business by offering additional services to current customers and transferring our skill sets to support similar programs for new customers. The broad spectrum of services we offer reinforces this strategy, and includes planning and support for theater and worldwide exercises, computer-based simulations, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, force modernization, open source data collection, as well as engineering and other technical support. Under a new contract for the Joint Multinational Simulation Center (JMSC), we will provide technical support that is similar to the simulation and network services we have been continuously providing to the Korea Battle Simulation Center since 1991.

In 2009 we won a new prime contract to support the new Africa Command (AFRICOM), located in Stuttgart, Germany. This year we expanded upon that win. As part of a team, we won an indefinite delivery/indefinite quantity contract to support the Africa Peacekeeping Program (AFRICAP). This latest contract will further broaden our role as a key global provider of mission support services to the U.S. Department of State across many African nations.

Maintain a Diversified Business Mix

We have a diverse mix of business in our three segments. Approximately 57% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is our contract with Transport for London which represented about 9% of consolidated sales in 2010.  No other single customer represented 10% or more of our revenues.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on five continents. CDS has delivered systems in more than 35 nations, and MSS supports customers in more than 130 locations in 21 nations worldwide.

CTS made an important expansion in Australia with the recent award of the Electronic Ticketing System for Sydney and the state of New South Wales. This long-term contract will provide a strong base for us to pursue opportunities in the Asia-Pacific region. In Europe, we are focused on providing a new electronic ticketing system for Germany. We were awarded this contract in 2009 by Rhein Main Services (RMS), on behalf of the Transit Authority Rhein-Main-Verkehrsverbu. Last year we established an office in India where we are supporting ongoing trials that will help define the capabilities needed for an automated fare collection system.

CDS is marketing its domestic products and systems for export to the militaries of U.S. allies. Recently, we were awarded a contract to provide our Engagement Skills Trainer to the Saudi Arabian National Guard. In addition, we were recently awarded a contract to supply a ground combat training system to Italy. We are also working to supply additional ground and air combat training systems to allied nations in key international markets.

The expansion of MSS to new locations further reinforces our international business. Under a contract completed last year for the Organization of American States (OAS), we completed port security assessments and training to the independent Caribbean island nations of Trinidad & Tobago, and Saint Vincent & The Grenadines, as well as Mexico. The credentials we earned led to a new contract award this year by the OAS for support to Colombia, Mexico, and Peru. In addition, under a new contract with the Joint Multinational Simulation Center (JMSC), we will now provide services at their headquarters located at Grafenwöhr, Germany, and at five other European sites.

Pursue Strategic Acquisitions

In 2010, we acquired two small privately held companies which are now part of our defense segment. Impeva Labs, Inc. is an international provider of global asset management, tracking, monitoring and security solutions for military and commercial customers. The other acquisition, Safe Harbor Holdings, Inc., is a Vienna, Virginia-based supplier of customized hardware and software for cyber solutions. With each of these acquisitions, we have gained entry into new markets related to our core businesses and customers. Subsequent to the end of our fiscal year, in November 2010 we announced that we have entered into an agreement to acquire Abraxas Corporation, a Herndon, Virginia-based company that provides risk mitigation and subject matter, and operational expertise for law enforcement and homeland security clients. The all-cash transaction has a value of approximately $124 million and will be funded from our existing cash resources. The acquisition is expected to close in December 2010, subject to receipt of required consents and regulatory approval.

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

The cost of company sponsored research and development (R&D) activities was $19.0 million, $8.2 million and $12.2 million in 2010, 2009 and 2008, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was $63 million in 2010 compared to $54 million and $55 million in 2009 and 2008, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon our capital expenditures, earnings or competitive position.

We employed approximately 7,700 persons at September 30, 2010.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 95% of our total revenues in fiscal year 2010.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  Because of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts or subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  As an example, the U.S. defense and national security budgets generally, and spending in specific agencies with which we work, such as the Department of Defense, have declined from time to time for extended periods since the 1980s, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the U.S. government has increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

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

Approximately 73% of our revenues in 2010 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

Business disruptions could seriously affect us.

Our business may be affected by disruptions including, but not limited to: threats to physical security of our facilities and employees, including senior executives; terrorist acts; information technology attacks or failures; damaging weather or other acts of nature; and pandemics or other public health crises. The costs related to these events may not be fully mitigated by insurance or other means. Disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses, or adversely affect our reputation or our stock price.

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

We currently have unsecured borrowing arrangements.  The terms of these borrowing arrangements include provisions that limit our levels of debt and require minimum levels of net worth and coverage of fixed charges.  We also have provided performance guarantee to a customer that contains financial covenants including minimum levels of working capital and tangible net worth.

We may incur future obligations that would subject us to additional covenants that affect our financial and operational flexibility or subject us to different events of default.

Our current $150 million unsecured revolving credit facility expires in December 2012.  At the present time there are no borrowings under our present revolving facility and $61.4 million of outstanding letters of credit.

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

Failure to perform by our subcontractors could materially and adversely affect our contract performance and our ability to obtain future business.

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

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability.

Our business operates in many locations under government jurisdictions that impose taxes based on income and other criteria. Changes in domestic or foreign tax laws and regulations, or their interpretation, could result in higher or lower tax rates assessed, changes in the taxability of certain revenues or activities, or changes in the deductibility of certain expenses, thereby affecting our tax expense and profitability. In addition, audits by tax authorities could result in unanticipated increases in our tax expense.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may”, “will”, “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “predict”, “potential”, “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” and elsewhere throughout this filing and in the documents incorporated by reference into this filing that could cause actual results to differ materially from those expressed in these statements.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.    PROPERTIES.

We conduct our operations in approximately 1.6 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 72% of the square footage, including 498,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Mission Support Services:
Columbus, GA	Leased and owned
El Paso, TX	Leased
Hampton, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Orlando, FL	Leased
Prince George, VA	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Twenty Nine Palms, CA	Leased

Defense Systems:
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Mountain View, CA	Leased
Ontario, Canada	Leased
Orlando, FL	Leased and owned
Panama City, FL	Leased
San Diego, CA	Owned
Tijuana, Mexico	Leased
Vienna, VA	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Brisbane, Australia	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Concord, CA	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
Hyderabad, India	Leased
London, England	Leased
Los Angeles, CA	Leased
Merthsham, Surrey, England	Leased
Montreal, Canada	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Ontario, Canada	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Sydney, Australia	Leased
Tullahoma, TN	Owned

Investment properties:
Teterboro, NJ	Leased
Vancouver, Canada	Leased

Item 3.    LEGAL PROCEEDINGS.

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals, where the cases are awaiting scheduling for oral argument.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

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

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York stock exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	Fiscal 2010		Fiscal 2009		Fiscal 2010	Fiscal 2009
Quarter	High	Low	High	Low
First	$38.95	$33.77	$28.91	$18.85	—	—
Second	42.01	32.42	31.43	22.50	$0.09	$0.09
Third	39.52	33.66	40.05	25.10	—	—
Fourth	41.80	35.99	41.40	33.73	$0.09	$0.09

On November 9, 2010, the closing price of our common stock on the New York Stock Exchange was $44.49. There were 862 shareholders of record of our common stock as of November 9, 2010.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2010	2009	2008	2007	2006

Results of Operations:
Sales	$1,194,189	$1,016,657	$881,135	$889,870	$821,386
Cost of sales	941,994	805,516	709,481	727,540	687,213
Selling, general and administrative expenses	120,848	111,828	98,613	94,107	96,325
Interest expense	1,755	2,031	2,745	3,403	5,112
Income taxes	35,285	29,554	20,385	23,662	12,196
Net income	70,636	55,686	36,854	41,586	24,133

Average number of shares outstanding	26,735	26,731	26,725	26,720	26,720

Per Share Data:
Net income	$2.64	$2.08	$1.38	$1.56	$0.90
Cash dividends	0.18	0.18	0.18	0.18	0.18

Year-End Data:
Shareholders’ equity	$488,322	$420,845	$388,852	$382,771	$323,226
Equity per share	18.27	15.74	14.55	14.33	12.10
Total assets	856,089	756,315	641,252	592,565	548,071
Long-term debt	15,949	20,570	25,700	32,699	38,159

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our primary businesses are in the defense and transportation industries. For the year ended September 30, 2010, 68% of sales were derived from defense systems and services, while 32% were derived from transportation fare collection systems and other commercial operations. These are high technology businesses that design, manufacture and integrate complex systems to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 57% of sales in 2010 compared to 58% in 2009 and 54% in 2008.

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

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. In 2010, through two acquisitions, we added new product lines including multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

Mission Support Services (MSS) is a leading provider of highly specialized support services including live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; as well as support to field operations, force deployment and redeployment, and logistics.

Consolidated Overview

Sales increased 17% in fiscal 2010 after increasing 15% in 2009, due to growth in all three business segments in both years. Sales grew to $1.194 billion in 2010, compared to $1.017 billion in 2009 and $881.1 million in 2008. More than 80% of the growth in 2010 was organic, while the remainder came from the consolidation of TranSys, a variable interest entity (VIE), this year and from two small acquisitions we made during the year. The VIE added $29.9 million to 2010 sales; however these sales were at break-even against costs and therefore had no effect on operating income. Sales growth in 2010 without consolidation of the VIE would have been approximately 14%. In 2009, approximately 60% of the growth was organic, with the remainder coming from acquisitions we made in 2009 and late in 2008. See the segment discussions following for further information about segment sales.

Our operating income increased 25% in 2010 to $105.5 million from $84.7 million in 2009. Last year’s results had included a provision for an uncollectable receivable of $3.1 million; however, this year we were able to recover the full amount plus attorney’s fees, costs and interest, bringing the total recovery to $4.2 million. If the $4.2 million were subtracted from the 2010 results and $3.1 million added back to the 2009 results, operating income would have increased about 15% in 2010, commensurate with the increase in sales.

Operating income had increased 59% in fiscal 2009 from $53.3 million in 2008. The 2008 results had included a restructuring charge of $6.2 million and an operating loss of $15.6 million in the communications business within CDS. See the segment discussions following for further information about segment operating income.

Net income increased to $70.6 million ($2.64 per share) in 2010 from $55.7 million ($2.08 per share) in 2009 and $36.9 million ($1.38 per share) in 2008. Higher net income in both 2009 and 2010 resulted primarily from the improvement in operating income, as described above. In 2009, lower investment income, due to lower interest rates, partially offset the increase in operating income. The results in 2009 had also included a provision for settlement of a lawsuit of $1.4 million that reduced net income by approximately $0.9 million, after applicable income taxes, or $0.03 per share. The 2008 results had included a gain of $1.2 million on the sale of our investment in a defense-related joint venture that added approximately $0.8 million to net income, after applicable income taxes, or $0.03 per share. Reductions in tax contingency reserves accounted for approximately $1.7 million, $0.1 million and $1.2 million, respectively, of the 2010, 2009 and 2008 net income.

The gross margin from product sales was 28.1% in 2010 compared to 25.1% in 2009 and 21.4% in 2008. Improved performance from the CDS training systems business accounted for the increase in 2010 while improvement in the CDS communications business had contributed to the increase in 2009. The gross margin from service sales was 13.1% in 2010 compared to 16.1% in 2009 and 17.2% in 2008. The primary reason for the decrease in 2010 was the consolidation of TranSys, as mentioned above. This added nearly $30 million to sales in 2010, but at a very low gross margin, because this VIE was designed as a pass-through entity and is intended to break-even. In addition, MSS recorded a provision of $2.0 million in 2010 for a dispute with a customer over contract terms, further decreasing the services gross margin.

Selling, general and administrative (SG&A) expenses increased to $120.8 million or 10.1% of sales in 2010 compared to $111.8 million, or 11.0% of sales, in 2009, and $98.6 million, or 11.2% of sales, in 2008. The increase in 2010 is due primarily to increased bid and proposal costs, and growth of our business in Australia. Reversal in 2010 of the bad debt provision of $3.1 million made in 2009 partially offset the increase in SG&A from 2009 to 2010. SG&A had increased in 2009 due to the $3.1 million bad debt provision and from the businesses acquired in 2009 and late in 2008.

Amortization expense increased to $6.8 million or 0.6% of sales in 2010 compared to $6.4 million, or 0.6% of sales, in 2009, and $1.3 million, or 0.2% of sales, in 2008. The increase in 2010 was due primarily to the two small defense systems acquisitions made in 2010, while the increase in 2009 was a result of the acquisition of Omega Training Group Inc. (Omega) late in 2008.

Company sponsored research and development (R&D) spending was $19.0 million in 2010 compared to $8.2 million in 2009 and $12.2 million in 2008. We increased R&D spending in 2010 primarily related to new technologies for ground combat training systems in our defense systems business. In addition, we acquired two small businesses in the third quarter of 2010 and have invested in the development of their products for cyber security and global asset tracking in the fourth quarter. A significant portion of our R&D spending is incurred in connection with the performance of work on our contracts. The amount of contract required development activity in 2010 was $63 million, compared to $54 million in 2009 and $55 million in 2008; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Interest and dividend income remained low in 2010, despite higher cash balances available for investment, due to low interest rates earned on our cash and short-term investments. Interest and dividend income was $1.6 million in 2010 and $1.7 million in 2009, compared to $6.4 million in 2008. Other Income (Expense) netted to income of $0.6 million in 2010 and $0.9 million in 2009 compared to an expense of $0.7 million in 2008. In 2010 and 2009 we realized foreign currency exchange gains on advances to our foreign subsidiaries, compared to a loss in 2008. Interest expense decreased to $1.8 million in 2010 compared to $2.0 million in 2009 and $2.7 million in 2008 due to a reduction in long-term borrowings over the three year period.

Our effective tax rate for 2010 was 33.3% of pretax income compared to 34.7% in 2009 and 35.6% in 2008. The effective rate decreased in 2010 compared to 2009 primarily because of the reversal of tax contingency provisions, due to the expiration of statutes, totaling $1.7 million compared to only $0.1 million in 2009. In addition, we did not provide for U.S. taxes on earnings of our foreign subsidiaries in 2010, as we consider them to be permanently reinvested. These factors were partially offset by a lower Research and Experimentation (R&E) credit realized in 2010 because U.S. Congress allowed the credit to expire as of December 31, 2009.

The effective rate had decreased in 2009 from 2008 because of a higher R&E credit due in part to an increase in qualifying activity. The R&E credit for 2009 had also included $0.8 million from fiscal 2008 that was not realized until 2009 because the credit had expired and was not reinstated by the U.S. Congress until the 2009 fiscal year. Higher income in the U.S. added to our effective tax rate in 2009 due to higher state income taxes, however, this was partially offset by a lower provision for taxes from foreign earnings repatriation. The effective rate in 2008 had also benefited from the reversal of tax contingency provisions of $1.2 million, due to the expiration of statutes.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Transportation Systems Segment

Years ended September 30,	2010	2009	2008
	(in millions)
Transportation Systems Sales	$386.0	$303.4	$272.3

Transportation Systems Operating Income	$54.7	$44.1	$43.0

CTS sales increased 27% in 2010 to $386.0 million from $303.4 million in 2009. Sales were higher in 2010 from work in the San Francisco Bay area, our contract with Transport for London (TfL), the installation of a gating system in Southern California and from our new contract in Sydney, Australia. These increases were partially offset by lower sales from a system installation contract in Florida, which was completed early in the year, and from train operating companies in the U.K. A portion of the sales increase from the TfL contract this year resulted from consolidation of the company’s 50% owned subsidiary, TranSys, beginning in March of this year. This newly consolidated subsidiary added $29.9 million to sales in 2010. The average exchange rate between the British Pound and the U.S. Dollar was nearly identical in 2010 as in 2009, resulting in virtually no impact on sales for 2010 compared to 2009.

CTS sales had increased 11%, from $272.3 million in 2008 to $303.4 million in 2009. Sales had increased in North America from a fare collection development contract awarded in 2008, from the sale of spare parts and from contracts we added in a service business acquisition made in July 2009. In the U.K., higher sales came primarily from contracts with TfL and U.K. train operating companies; however, a lower average exchange rate between the British pound and the U.S. dollar in 2009 had resulted in a decrease in the dollar value of U.K. sales of $38.6 million compared to the rate in effect in 2008.

Operating income from CTS increased 24% in 2010 to $54.7 million from $44.1 million in 2009. Increased income resulted from higher sales and margins in North America and from slightly higher operating profits from European operations. A contract modification received in 2010 resolved a contingency on a contract in Europe, allowing us to reverse a reserve of $1.6 million. Results in 2009 had also included contract restructuring agreements that added $1.6 million to operating income and a foreign currency exchange gain that added $1.4 million. Results from European operations for 2010 also include a pension curtailment charge of $0.7 million. The additional sales from TranSys mentioned above did not add to operating income, because TranSys operates on a break-even basis, as it was designed to do. The average exchange rate between the British Pound and the U.S. Dollar was nearly identical in 2010 as in 2009, resulting in virtually no impact on operating income for 2010 compared to 2009.

CTS operating income had improved to $44.1 million in 2009 from $43.0 million in 2008, a 3% increase. Higher sales of spare parts added to operating income in 2009 as well as the contract restructuring agreements and currency gain mentioned above. As a result of one of the contract restructurings, we wrote off accounts receivable of $4.1 million against the associated allowance for doubtful accounts, resulting in no impact on operating income. In addition, the successful completion of a new fare collection system in North America had resulted in an additional contribution to operating income in 2009. Although operating income in the U.K. was higher in 2009 than in 2008 as a result of higher sales, the lower British pound vs. U.S. dollar exchange rate had negatively impacted operating income by $8.8 million in 2009.

Defense Systems Segment

Years ended September 30,	2010	2009	2008
	(in millions)

Defense Systems Sales
Training systems	$297.4	$238.5	$227.7
Communications	61.9	45.4	36.0
Other	3.5	1.5	11.6
	$362.8	$285.4	$275.3

Defense Systems Operating Income
Training systems	$26.9	$16.2	$6.8
Communications	4.3	3.4	(15.6)
Other	(2.5)	(0.6)	(0.7)
	$28.7	$19.0	$(9.5)

Training Systems

Training systems sales increased 25% in 2010 to $297.4 million compared to $238.5 million in 2009. Sales were higher in 2010 from all major product lines, including air and ground combat training systems, MILES (Multiple Integrated Laser Engagement Simulation) equipment, and small arms training systems. Significant deliveries, in the fourth quarter, of air combat training systems to the U.S. military helped to push sales higher for the year, more than offsetting lower air combat training sales to customers in the Far East. Sales were also higher for the year from a ground combat training system we are building for a customer in the Far East.

Sales had increased to $238.5 million in 2009, a 5% increase over 2008 sales of $227.7 million. In 2009, sales of small arms virtual training systems and air combat training systems had increased compared to 2008, while ground combat training systems sales had decreased. Sales were higher in 2009 than in 2008 from the air combat training system contract known as P5 and from air combat training sales to the Far East. Sales were lower in 2009 from ground combat training systems in the U.K. and Canada.

Training systems operating income increased 66% in 2010 to $26.9 million, from $16.2 million in 2009. Higher sales from the ground combat training system in the Far East mentioned above added to operating income in 2010, as well as higher sales and improved profit margins from MILES. In addition, in 2009 we had established a $3.1 million allowance for doubtful accounts receivable related to a company through which we sold training systems products to the U.S. government because they failed to pass on to us cash they collected from the government on our behalf. In 2010, we were able to collect the entire amount plus attorney’s fees, costs and interest, for a total recovery in 2010 of $4.2 million. These improvements were partially offset by lower operating income from lower sales of air combat training systems to customers in the Far East where we had realized higher margins last year. In addition, in the fourth quarter of 2010, we invested $3.2 million in the development of new ground combat training technology for tactical vehicles, which limited growth in our operating income in 2010. We expect further orders of this new system in future periods that will provide opportunities to recoup this investment.

Operating income in 2009 had more than doubled to $16.2 million from $6.8 million in 2008. Higher sales of air combat training systems and small arms virtual training systems in 2009 and higher profit margins on air combat training systems in the Far East had contributed to the improvement in 2009 over 2008. In addition, the 2008 results had included cost growth for the development of the next generation of MILES, which totaled $9.6 million compared to $3.6 million in 2009. Product shipments on this contract began in 2009 contributing to the improved results for the year compared to 2008.

Communications

Communications sales grew 36% in 2010 to $61.9 million from $45.4 million in 2009.  Sales were higher in 2010 from all three major product lines, including personnel locator systems, data links and power amplifiers. We began work on a new contract in 2010 called Video Scout and produced spare parts for the Joint-STARS system we delivered years ago, which contributed to the increase in data link sales.

Communications sales had improved 26% to $45.4 million in 2009 over 2008 sales of $36.0 million. In 2009, a settlement agreement reached with the U.S. Navy on a data link development contract had added $3.3 million to sales and facilitated progress toward completion of the contract, further increasing sales for the year. Sales were also higher in 2009 than 2008 from a contract to develop a data link for unmanned aerial vehicles for a U.K. customer. Lower sales of power amplifiers in 2009 had partially offset the growth in data link sales for the year.

Communications operating income increased to $4.3 million in 2010, compared to $3.4 million in 2009, which is a 26% increase. In 2010, higher operating income on higher sales from all three product lines was partially offset by development costs for new products, including Video Scout and a miniaturized common data link.

In 2009, operating income had improved dramatically from the $15.6 million loss we incurred in 2008. The settlement agreement with the U.S. Navy referred to above had no significant impact on operating income. The operating loss in 2008 had resulted from cost growth on three data link development contracts; however, in 2009 two of the three contracts generated operating income due to contract restructurings and change orders received. Lower sales of power amplifiers in 2009 had resulted in lower operating income than in 2008, partially offsetting the improvements in profitability from the data link contracts.

Other

In 2010, CDS added two new businesses through acquisitions that are developing cyber security and global asset tracking products. Subsequent to the acquisitions we have continued to invest in development of these product lines. These costs are reflected in the 2010 operating loss in the “Other’ caption on the table above.  Results in 2008 had included sales from a VIE that we sold in 2008.

Mission Support Services Segment

Years ended September 30,	2010	2009	2008
	(in millions)
Mission Support Services Sales	$443.3	$424.4	$332.5

Mission Support Services Operating Income	$26.5	$27.9	$27.8

MSS sales increased 4% in 2010 over 2009 compared to a 28% increase in 2009 over 2008. Increased activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA and at the U.S. Army Quartermaster Center and School added to sales in both 2010 and 2009. In addition, higher sales from two contracts with the U.S. Marine Corps and a contract at the Joint Warfighting Center (JWFC) added to the sales total in 2010 compared to 2009. Partially offsetting these improvements in 2010 were lower sales from a trainer maintenance contract that we lost to a small business competitor and from a contract for services performed in Iraq that had added approximately $6.8 million to sales in 2009, but was completed. In 2010 we have also lost a number of individual positions on our contracts due to expanded U.S. Department of Defense in-sourcing policies that have limited MSS growth and may continue to do so in the near term. About half of the sales increase in 2009 had come from Omega, the company we acquired at the end of July 2008.

MSS operating income decreased 5% to $26.5 million in 2010 from $27.9 million in 2009. During the first quarter of 2010 we recorded a provision of $2.0 million for a dispute with a customer over contract terms. We are continuing to pursue alternatives for resolution that could lead to ultimate recovery of the full amount.  At this time, however, we cannot quantify or determine the likelihood of recovery. The contract in Iraq mentioned above that was completed in 2009 also had added to operating income in 2009. Higher operating income on higher sales in 2010 from the contracts mentioned above partially offset these decreases when compared to 2009.

Operating income from MSS had increased less than 1% in 2009 to $27.9 from $27.8 million in 2008. In 2009, higher sales from the JRTC contract had helped to increase operating profits compared to 2008, in addition to better performance from certain operations and maintenance contracts. However, we realized lower operating income in 2009 from a new U.S. Marine Corps contract, as it was competitively bid at a lower profit margin than we had experienced from the previous Marine Corps contract. In 2009, a contract modification that reimbursed us for out-of-scope costs we had incurred in 2008 related to the completed Marine Corps contract, had added $1.2 million to operating income. However, offsetting this in 2009 was a reserve of $1.4 million we provided for settlement of a wage-related lawsuit on one of our contracts in California. In addition, the new company, Omega, had contributed over $2 million to operating income in the first two months we owned it in 2008; however, the contract that generated much of that profit was scaled back significantly in 2009, resulting in lower operating income.

Amortization of purchased intangibles included in the MSS results amounted to $4.5 million, $5.4 million and $0.9 million in 2010, 2009 and 2008, respectively.

Backlog

September 30,	2010	2009
	(in millions)
Total backlog
Transportation Systems	$1,112.6	$772.2
Mission Support Services	850.3	855.5
Defense Systems
Training systems	469.0	484.4
Communications	46.6	69.0
Other	7.8	2.3
Total Defense Systems	523.4	555.7
Total	$2,486.3	$2,183.4

Funded backlog
Transportation Systems	$1,112.6	$772.2
Mission Support Services	236.3	206.7
Defense Systems
Training systems	469.0	484.4
Communications	46.6	69.0
Other	7.8	2.3
Total Defense Systems	523.4	555.7
Total	$1,872.3	$1,534.6

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

A decrease in the value of the British pound vs. the U.S. dollar between September 30, 2009 and September 30, 2010, resulted in a decrease in transportation systems backlog of approximately $8 million.

New Accounting Standards

In December 2007 the FASB issued an accounting standard that applies to all transactions or other events in which an entity obtains control of one or more businesses. This standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  We adopted this standard in the fiscal year beginning October 1, 2009 with no material impact to our results of operations, financial position or cash flows. The future impact of this standard will depend on the size and structure of future acquisitions.

In December 2007, the FASB issued an accounting standard that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008. We adopted this standard in the fiscal year beginning October 1, 2009 with no material impact to our results of operations, financial position or cash flows.

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

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  This standard is effective for the first annual reporting period that begins after November 15, 2009, which for us will be the fiscal year beginning October 1, 2010. The adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows. The future impact of this standard will depend on the size and structure of future investments in variable interest entities.

In October 2009, the FASB issued revised accounting guidance relating to multiple-deliverable revenue arrangements, which can be applied prospectively or retrospectively.  This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This revised guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, although early adoption is allowed. We have elected to early adopt this guidance prospectively as of October 1, 2009. The adoption of this update did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In January 2010, the FASB issued an accounting standard that requires all entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy, and provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method. This standard is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

Operating activities provided cash of $111.7 million in 2010, compared to $176.0 million in 2009, and $92.7 million in 2008. In addition to cash generated by earnings, a decrease in accounts receivable in each of the three years amounting to $28.6 million, $36.2 million and $40.5 million in 2010, 2009 and 2008, respectively, contributed to the positive cash flows. In addition, net customer advances of $20.7 million, $48.7 million and $17.0 million in 2010, 2009 and 2008, respectively, added to the positive result. A decrease in inventory of $16.6 million also contributed to the positive results in 2010. For 2009 and 2008, an increase in inventory partially offset the improvements, using cash of $4.3 million and $18.7 million, respectively. Positive operating cash flows in 2010, 2009 and 2008 came from all three segments. In 2010 and 2008, CTS provided the greatest portion of the positive cash flows, while in 2009, CDS provided more than half of the operating cash flows.  Partially offsetting the positive operating cash flows for 2010 was a payment of $27.0 million in value added tax (VAT) during the third quarter, related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned variable interest entity. We consolidated TranSys with our results for the first time in the second quarter of 2010, adding cash of $38.3 million to investing activities, a portion of which was used to make this VAT payment which is included in operating activities.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2010, this balance was $28.1 million compared to $13.4 million at September 30, 2009. The increase came from a transportation related contract in North America that included long-term financing provided to the customer.

Cash flows used in investing activities in 2010 included $7.4 million for two small defense systems acquisitions made during the year, and an additional payment of $0.9 million for a transportation systems acquisition made in 2009. As mentioned above, the consolidation of TranSys added $38.3 million to cash from investing activities. We also made normal capital expenditures of $6.9 million and net purchases of short-term investments totaling $76.0 million in 2010. In 2009, two transportation systems acquisitions used $13.9 million, as well as the final payment of $6.1 million from our 2008 acquisition of Omega. We also made normal capital expenditures of $5.3 million and purchased short-term investments totaling $8.1 million in 2009. In 2008 our acquisition of Omega used cash of $53.8 million, net of cash acquired. We made capital expenditures of $8.1 million in 2008, partially offset by proceeds of $1.8 million from the sale of our interest in a joint venture. We also liquidated $27.2 million of short-term investments in early 2008, thereby avoiding much of the turmoil in the credit markets that occurred later in that year.

Financing activities in 2010 included scheduled payments on long-term borrowings of $4.5 million and the payment of a dividend to shareholders of $4.8 million (18 cents per share). Similarly, in 2009 and 2008 financing activities included payments on long-term borrowings of $6.0 million and $6.1 million, respectively, and both years included payments of dividends to shareholders of $4.8 million (18 cents per share).

The accumulated deficit in other comprehensive income (loss) decreased $1.6 million in 2010 due to a positive adjustment from foreign currency translation of $2.1 million and an unrealized gain on cash flow hedges of $1.5 million. Partially offsetting these positive adjustments was an increase in the recorded liability for our pension plans of $1.9 million after applicable income taxes. These adjustments resulted in a negative balance in accumulated other comprehensive income of $9.7 million at September 30, 2010 compared to a negative balance of $11.4 million at September 30, 2009.

The pension plan unfunded balance increased from the September 30, 2009 balance of $32.2 million to $37.0 million at September 30, 2010. This decrease in the funded position can be attributed primarily to a decrease in the discount rate we used to calculate the pension liability.

The net deferred tax asset increased to $36.4 million at September 30, 2010 compared to $36.2 million at September 30, 2009. The increase included the effect of recording adjustments to the pension liability through other comprehensive income, which resulted in an additional deferred tax asset of $1.0 million at September 30, 2010. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $367.6 million and a current ratio of 2.2 to 1 at September 30, 2010. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to a short-term borrowing arrangement we have in New Zealand, we have a committed three year credit facility from a group of financial institutions in the U.S., aggregating $150 million. This agreement will expire in December 2012. As of September 30, 2010, $61.4 million of this capacity was used for letters of credit, leaving an additional $88.6 million available.  Our total debt to capital ratio at September 30, 2010 was 4%. In addition, our cash and short-term investments totaled $379.5 million at September 30, 2010 which exceeded our total long-term debt by $359.0 million. Our cash is invested primarily in highly liquid government treasury and other agency instruments in the U. S. and Europe.

The following is a schedule of our contractual obligations outstanding as of September 30, 2010:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$20.5	$4.5	$9.1	$5.1	$1.8
Interest payments	2.8	1.1	1.2	0.3	0.2
Operating leases	25.4	7.1	9.8	5.3	3.2
Deferred compensation	9.4	0.9	1.6	1.1	5.8
	$58.1	$13.6	$21.7	$11.8	$11.0

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage of completion basis using the cost-to-cost method to measure progress toward completion. Many of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure is a modification of the percentage-of-completion method, which recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost method of percentage of completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under award and incentive fee contracts, is finally determined.

Award fees and incentives related to performance on contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Those incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance.

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term, fixed-price contracts represented approximately 73% of our net sales for 2010. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts was higher or lower by one percentage point, our 2010 net earnings would have increased or decreased by approximately $6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

We occasionally enter into contracts, primarily in our transportation systems business, that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Historically, these contracts have not been common in our business; however, recently we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2010 to provide system upgrades and long-term services for the Sydney, Australia Electronic Ticketing System. We elected to adopt updated authoritative accounting guidance for multiple-element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, we use our best estimate of the selling price for each deliverable. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the percentage completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract.

Revenue under contracts for services other than those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. The majority of our services contracts are in our MSS and CTS segments, Services contracts primarily include outsourcing-type arrangements and operations and maintenance contracts. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Award fees and incentives related to performance on services contracts at MSS are generally accrued during the performance of the contract based on our historical experience with such awards. Incentive fees included in some of our transportation systems service contracts are recognized when they become fixed and determinable based on the provisions of the contract. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

More than half of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising activities are unallowable, and therefore not recoverable through sales.

We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Corporate management and our internal auditors also monitor compliance with our revenue recognition policies and review contract status with segment personnel. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Revenue Recognition” in Note 1 to the financial statements.

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

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future. These undistributed earnings totaled approximately $90.2 million at September 30, 2010. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. The purchase price of an acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition day, with any excess purchase price recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in recording purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2010 net earnings would have decreased by approximately $0.7 million.

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

September 30,	2010	2009
	(in millions)

Mission Support Services	$36.7	$36.7
Defense Systems	20.1	15.3
Transportation Systems	7.3	7.4
Total goodwill	$64.1	$59.4

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and comparisons with recent transactions and market multiples from publically traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

For fiscal 2010, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of five years for our defense segments, and three years for our transportation segment. The annual growth rates for sales ranged from 7.8% to 13.5% and for operating profit margins ranged from 6.3% to 7.8% for the reporting units, beyond the discrete forecast period. The future cash flows were discounted to present value using a discount rate of 11.5% for our defense segments, and 10.0% for our transportation segment. The estimated fair value of each of our reporting units was in excess of the carrying value and, accordingly, there was no indicator that goodwill was impaired as of June 30, 2010. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, the fair value of our reporting units would remain in excess of their respective carrying values even if there were a 10% decrease in their fair value st June 30, 2010.

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

The assumptions used in developing the required estimates include the following key factors:

•                  Discount rates

•                  Inflation

•                  Salary growth

•                  Expected return on plan assets

•                  Retirement rates

•                  Mortality rates

We base the discount rate assumption on investment yields available at year-end on high quality corporate long-term bonds. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience in relation to the inflation assumption. The expected return on plan assets reflects asset allocations, our historical experience, our investment strategy and the views of investment managers and large pension sponsors. Mortality rates are based on published mortality tables. Retirement rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods, and therefore, generally affect our recognized expense in such future periods.

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes can have on earnings. For example, if the assumed rate of return on pension assets was 50 basis points higher or lower than we have determined, our 2010 net earnings would have increased or decreased by approximately $0.4 million.

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

Interest income earned on our short-term investments is affected by changes in the general level of interest rates in the U.S., the U.K., Australia and New Zealand. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S. and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2010.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$295,434	$244,074
Short-term investments	84,081	8,127
Accounts receivable:
Trade and other receivables	11,594	12,833
Long-term contracts	199,353	223,186
Allowance for doubtful accounts	(663)	(4,558)
	210,284	231,461

Inventories	32,820	49,107
Deferred income taxes	17,825	22,132
Prepaid expenses and other current assets	25,893	29,957
TOTAL CURRENT ASSETS	666,337	584,858

LONG-TERM CONTRACT RECEIVABLES	28,080	13,400

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	15,821	15,292
Buildings and improvements	42,754	42,661
Machinery and other equipment	82,129	80,018
Leasehold improvements	4,829	4,685
Accumulated depreciation and amortization	(98,064)	(93,761)
	47,469	48,895

OTHER ASSETS
Deferred income taxes	18,570	14,082
Goodwill	64,142	59,433
Purchased intangibles	26,295	28,618
Miscellaneous other assets	5,196	7,029
	114,203	109,162

TOTAL ASSETS	$856,089	$756,315

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$33,638	$28,626
Customer advances	139,723	123,458
Accrued compensation	48,994	49,134
Other current liabilities	60,041	60,402
Income taxes payable	11,787	3,491
Current maturities of long-term debt	4,545	4,554
TOTAL CURRENT LIABILITIES	298,728	269,665

LONG-TERM DEBT	15,949	20,570

OTHER LIABILITIES
Accrued pension liability	37,015	32,214
Deferred compensation	8,508	7,902
Income taxes payable	3,382	5,119
Other non-current liabilities	4,748	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
2010—Issued 35,682 shares, outstanding—26,736 shares
2009—Issued 35,677 shares, outstanding—26,732 shares	12,574	12,530
Retained earnings	521,567	455,743
Accumulated other comprehensive income (loss)	(9,745)	(11,357)
Treasury stock at cost:
2010 and 2009—8,945 shares	(36,074)	(36,071)
Shareholders’ equity related to Cubic	488,322	420,845
Noncontrolling interest in variable interest entity	(563)	—
Total Shareholders’ equity	487,759	420,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$856,089	$756,315

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2010	2009	2008

Net sales:
Products	$636,739	$526,879	$478,478
Services	557,450	489,778	402,657
	1,194,189	1,016,657	881,135
Costs and expenses:
Products	457,651	394,478	376,213
Services	484,343	411,038	333,268
Selling, general and administrative expenses	120,848	111,828	98,613
Restructuring costs	—	—	6,203
Research and development	18,976	8,173	12,231
Amortization of purchased intangibles	6,846	6,432	1,343
	1,088,664	931,949	827,871

Operating income	105,525	84,708	53,264

Other income (expenses):
Gain on sale of assets	—	—	1,238
Interest and dividends	1,590	1,664	6,351
Interest expense	(1,755)	(2,031)	(2,745)
Other income (expense)	561	899	(653)
Minority interest in income of subsidiary	—	—	(216)

Income before income taxes	105,921	85,240	57,239

Income taxes	35,285	29,554	20,385

Net income	$70,636	$55,686	$36,854

Basic and diluted net income per common share	$2.64	$2.08	$1.38

Average number of common shares outstanding	26,735	26,731	26,725

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2010	2009	2008
Operating Activities:
Net income	$70,636	$55,686	$36,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,469	15,586	9,688
Deferred income taxes	(164)	3,346	(6,203)
Provision for doubtful accounts	(3,889)	3,038	(39)
Gain on sale of assets	—	—	(1,238)
Minority interest in income of subsidiary	—	—	216
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	28,565	36,211	40,495
Inventories	16,638	(4,275)	(18,748)
Prepaid expenses and other current assets	4,401	5,141	451
Accounts payable and other current liabilities	(27,498)	14,175	4,037
Customer advances	20,672	48,663	16,952
Income taxes	(14,614)	(2,890)	7,835
Other items - net	2,507	1,352	2,355
NET CASH PROVIDED BY OPERATING ACTIVITIES	111,723	176,033	92,655

Investing Activities:
Acquisition of businesses, net of cash acquired	(8,250)	(19,965)	(53,776)
Consolidation of variable interest entity	38,264	—	—
Proceeds from sale of assets	—	—	1,779
Proceeds from sale of short-term investments	82,992	—	66,160
Purchases of short-term investments	(158,946)	(8,127)	(39,070)
Purchases of property, plant and equipment	(6,878)	(5,332)	(8,100)
Other items - net	—	41	(2,254)
NET CASH USED IN INVESTING ACTIVITIES	(52,818)	(33,383)	(35,261)

Financing Activities:
Principal payments on long-term debt	(4,541)	(5,970)	(6,112)
Proceeds from issuance of common stock	44	45	128
Purchases of treasury stock	(3)	—	(2)
Dividends paid to shareholders	(4,812)	(4,811)	(4,810)
NET CASH USED IN FINANCING ACTIVITIES	(9,312)	(10,736)	(10,796)

Effect of exchange rates on cash	1,767	(536)	(7,465)

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,360	131,378	39,133

Cash and cash equivalents at the beginning of the year	244,074	112,696	73,563

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$295,434	$244,074	$112,696

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other		Noncontrolling	Number
(in thousands except	Comprehensive	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
per share amounts)	Income	Stock	Earnings	Income	Stock	VIE	Outstanding
October 1, 2007		$12,357	$375,299	$31,184	$(36,069)	$—	26,720

Comprehensive income:
Net income	$36,854	—	36,854	—	—	—	—
Increase in minimum pension liability, net of taxes	(12,383)	—	—	(12,383)	—	—	—
Foreign currency translation adjustment	(11,231)	—	—	(11,231)	—	—	—
Comprehensive income	$13,240

Adoption of new accounting pronouncement		—	(2,475)	—	—	—	—
Stock issued under equity incentive plan		128	—	—	—	—	7
Purchase of treasury stock		—	—	—	(2)	—	—
Cash dividends paid — $.18 per share of common stock		—	(4,810)	—	—	—	—

September 30, 2008		12,485	404,868	7,570	(36,071)	—	26,727

Comprehensive income:
Net income	$55,686	—	55,686	—	—	—	—
Increase in minimum pension liability, net of taxes	(15,155)	—	—	(15,155)	—	—	—
Foreign currency translation adjustment	(3,884)	—	—	(3,884)	—	—	—
Net unrealized gains from cash flow hedges	112	—	—	112	—	—	—
Comprehensive income	$36,759

Stock issued under equity incentive plan		45	—	—	—	—	5
Cash dividends paid — $.18 per share of common stock		—	(4,811)	—	—	—	—

September 30, 2009		12,530	455,743	(11,357)	(36,071)	—	26,732

Comprehensive income:
Net income	$70,636	—	70,636	—	—	—	—
Increase in minimum pension liability, net of taxes	(1,932)	—	—	(1,932)	—	—	—
Foreign currency translation adjustment	2,061	—	—	2,061	—	—	—
Net unrealized gains from cash flow hedges	1,483	—	—	1,483	—	—	—
Comprehensive income	$72,248

Consolidation of variable interest entity		—	—	—	—	(563)	—
Stock issued under equity incentive plan		44	—	—	—	—	4
Purchase of treasury stock		—	—	—	(3)	—	—
Cash dividends paid — $.18 per share of common stock		—	(4,812)	—	—	—	—

September 30, 2010		$12,574	$521,567	$(9,745)	$(36,074)	$(563)	26,736

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  We design, develop and manufacture products which are mainly electronic in nature, provide government services and services related to products previously produced by us and others. Our principal lines of business are defense systems, defense services, and transportation fare collection systems and services. Our principal customers for defense products and services are the United States and foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies in the United States and worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and, as of March 5, 2010, its 50% owned variable interest entity, Transaction Systems Limited (TranSys). We consolidate variable interest entities (VIE) when we determine that Cubic is the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. We translate our statements of income and cash flows at the average exchange rates for each year. Transaction gains and losses on advances to foreign subsidiaries amounted to a $0.8 million gain in 2010, $1.8 million gain in 2009, and a $1.0 million loss in 2008.

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

Fair Value of Financial Instruments:  We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments. At September 30, 2010, the fair value of our long-term debt was estimated to be approximately $21.6 million compared to a carrying value of $20.5 At September 30, 2009 the fair value of our long-term debt approximated the carrying value of the debt.  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.  We generally require no allowance for doubtful accounts for these customers unless specific contractual circumstances warrant it.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The valuation techniques required to determine fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity dates of certificates of deposit are within approximately one year. The maturity dates of U.S. government agency securities and tax exempt bonds are approximately two years.

	September 30, 2010			September 30,
	Level 1	Level 2	Total	2009

Assets
Cash equivalents - money market funds	$129,756	$—	$129,756	$178,893
Short-term investments - U.S. government agency securities	36,000	—	36,000	8,127
Short-term investments - tax exempt bonds	48,081		48,081	—
Current derivative assets	—	11,428	11,428	18,106
Total assets	213,837	11,428	225,265	205,126
Liabilities
Current derivative liabilities	—	3,193	3,193	17,933
Noncurrent derivative liabilities	—	4,748	4,748	—
Net assets	$213,837	$3,487	$217,324	$187,193

Short-term Investments:  Short-term investments include marketable U.S. government agency securities and pre-refunded tax exempt bonds that may be purchased at a discount or premium, may have callable options, and are categorized as available-for-sale securities. The securities in our portfolio had contractual maturities up to approximately two years at September 30, 2010. We record short-term investments at fair value and we would record any net difference between fair market value and cost in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets; however, the difference between cost and fair market value was not material at September 30, 2010.

Inventories:  We state our inventories at the lower of cost or market. We determine cost using the first-in, first-out (FIFO) method, which approximates current replacement cost. We value our work in process at the actual production and engineering costs incurred to date, including applicable overhead, and reduce the value by charging any amounts in excess of estimated realizable value to cost of sales. Where contracts include advances, performance-based payments and progress payments, we reflect the advances as an offset against any related inventory balances. Costs we incur for certain government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2010 and 2009 were $4.2 million and $7.4 million respectively.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Property, Plant and Equipment:  We carry property, plant and equipment at cost. We provide depreciation in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, we use straight-line methods for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over estimated useful lives ranging from five to seven years.  Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $7.6 million, $9.2 million and $8.3 million in 2010, 2009 and 2008, respectively.

Goodwill:  We evaluate goodwill for potential impairment annually as of June 30 by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we would measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill.

The changes in the carrying amount of goodwill for the two years ended September 30, 2010 are as follows:

	Transportation Systems	Defense Systems	Mission Support Services	Total
	(in thousands)
Balances at October 1, 2008	$8,210	$16,087	$36,735	$61,032
Reduction of acquired tax accrual	—	(1,083)	—	(1,083)
Foreign currency exchange rate changes	(772)	256	—	(516)
Balances at September 30, 2009	7,438	15,260	36,735	59,433
Goodwill acquired during the year	—	4,767	—	4,767
Foreign currency exchange rate changes	(115)	57	—	(58)
Balances at September 30, 2010	$7,323	$20,084	$36,735	$64,142

Purchased Intangible Assets:  The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$38,560	$(15,170)	$23,390	$35,614	$(8,875)	$26,739
In-process research & development	1,671	—	1,671	—	—	—
Other purchased intangibles	2,787	(1,553)	1,234	2,787	(908)	1,879
Total	$43,018	$(16,723)	$26,295	$38,401	$(9,783)	$28,618

We acquired two small defense system companies in 2010, which added $4.8 million to goodwill, and $4.3 million to in-process research and development and contract and program intangibles. We believe the purchased intangibles and goodwill acquired in 2010 will be tax deductible over a 15 year amortization period in accordance with U.S. tax regulations.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets, over a weighted average period of 7 years.  Total amortization expense for 2010, 2009, and 2008, was $6.8 million, $6.4 million and $1.3 million, respectively.

The table below shows our expected amortization for purchased intangibles as of September 30, 2010, for each of the next five years (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
2011	$1,835	$1,376	$3,550	$6,761
2012	1,692	1,160	2,650	5,502
2013	1,651	1,020	1,734	4,405
2014	1,651	326	750	2,727
2015	1,470	188	—	1,658
Thereafter	5,177	65	—	5,242
	$13,476	$4,135	$8,684	$26,295

Impairment of Long-Lived Assets:  We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets.  We have not recorded any material impairments for the years ended September 30, 2010, 2009 and 2008.

Deferred Compensation:  Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years or until periods after their respective retirements.  We accrue interest on deferred compensation at market rates, until such time as it is paid in full. We adjust the interest rate semi-annually; it was 3.125% at September 30, 2010.

Other Comprehensive Income:  We present other comprehensive income (OCI) and its components in the statement of changes in shareholders’ equity.  Accumulated OCI (loss) consisted of the following:

September 30,	2010	2009
	(in thousands)
Adjustment to pension liability	$(24,523)	$(22,591)
Foreign currency translation	13,183	11,122
Net unrealized gains from cash flow hedges	1,595	112
	$(9,745)	$(11,357)

The adjustment to the pension liability is shown net of a tax benefit of $13.2 million and $12.2 million at September 30, 2010 and 2009, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

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

We record sales of products when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. For fixed-price service contracts that do not contain measurable units of work performed we generally recognize sales on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. For fixed-price service contracts that contain measurable units of work performed we recognize sales when the units of work are completed. For service contracts that contain service level or system usage incentives, we recognize revenues when the incentive award is fixed and determinable.

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

We occasionally enter into contracts, primarily in our transportation systems business, that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Historically, these contracts were not common in our business; however, recently we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. We elected to early adopt Accounting Standards Update 2009-13 for multiple-element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, we use our best estimate of the selling price for each deliverable. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the percentage completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned.

Prior to 2010, we allocated contract values in multiple element arrangements based on the relative fair value when objective and reliable evidence of fair value existed for all units of accounting in an arrangement. The fair value of a contractual element was generally the price charged for the element in a similar arrangement, if the element was regularly sold on a stand-alone basis. If objective and reliable evidence of fair value existed for undelivered items, but not for the delivered items, the residual method would be used to allocate the contract value. If we could not establish stand-alone value for the delivered items or when fair value of undelivered items had not been established, revenue would be deferred until all elements had been delivered or services had been performed, or until fair value could be objectively determined for any remaining undelivered elements. Given the historical materiality of our multiple element arrangements, had we adopted the guidance in 2009 our revenues would not have been materially different from our reported amounts. Therefore, the adoption of this updated guidance in 2010 did not have a material impact on our consolidated financial position, results of operations or cash flows.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

We make provisions in the current period to fully recognize any anticipated losses on contracts.  If we receive cash on a contract prior to revenue recognition we classify it as a customer advance on the balance sheet.

Income Taxes:  Our provision for income taxes includes federal, state, local, and foreign income taxes.  We recognize tax credits, primarily for research and development and export programs, as a reduction of our provision for income taxes in the year in which they are available for tax purposes.  We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized.  We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions that have been taken on tax returns but have not yet been recognized as expense in the financial statements. Annually we evaluate the capital requirements of our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. We provide for U.S. taxes on the amount we determine to be excess capital available for distribution. U.S. taxes are not provided on amounts we consider to be indefinitely reinvested.

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

Derivative Financial Instruments:   We utilize derivative and nonderivative financial instruments, such as foreign currency forwards and options, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments, investments, payments to foreign vendors, and the value of foreign currency denominated receipts from our customers. At September 30, 2010 and 2009, we had foreign exchange contracts with a notional value of $232.5 million and $148.3 million outstanding, respectively.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in cost of sales. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated OCI until the underlying hedged item is recognized in cost of sales, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, a change in fair value is immediately recognized in earnings. We formally document hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

We classify the fair value of all derivative contracts as current or noncurrent assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2010, 2009 and 2008. There are no significant credit risks related to contingent features in our derivative agreements, and the amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $5.4 million, net of income taxes.

New Accounting Standards: In December 2007 the FASB issued an accounting standard that applies to all transactions or other events in which an entity obtains control of one or more businesses. This standard applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.  We adopted this standard in the fiscal year beginning October 1, 2009 with no material impact to our results of operations, financial position or cash flows. The future impact of this standard will depend on the size and structure of future acquisitions.

In December 2007, the FASB issued an accounting standard that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008. We adopted this standard in the fiscal year beginning October 1, 2009 with no material impact to our results of operations, financial position or cash flows.

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

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  This standard is effective for the first annual reporting period that begins after November 15, 2009, which for us will be the fiscal year beginning October 1, 2010. The adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows. The future impact of this standard will depend on the size and structure of future investments in variable interest entities.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In October 2009, the FASB issued revised accounting guidance relating to multiple-deliverable revenue arrangements, which can be applied prospectively or retrospectively.  This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This revised guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, although early adoption is allowed. We have elected to early adopt this guidance prospectively as of October 1, 2009. As described in the Revenue Recognition section above, the adoption of this update did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In January 2010, the FASB issued an accounting standard that requires all entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy, and provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method. This standard is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

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

Subsequent Events:  In November 2010 we announced that we have entered into an agreement to acquire Abraxas Corporation, a Herndon, Virginia-based company that provides risk mitigation and subject matter, and operational expertise for law enforcement and homeland security clients. The all-cash transaction has a value of approximately $124 million and will be funded from our existing cash resources. The acquisition is expected to close in December 2010, subject to receipt of required consents and regulatory approval.

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—INVESTMENT IN VARIABLE INTEREST ENTITY

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve years beginning in August 1998. We did not previously consolidate TranSys because we were not the primary beneficiary of this VIE. We have participated in the PRESTIGE contract solely through subcontracts from TranSys. All of the work performed by TranSys was subcontracted to us and the other shareholder and the arrangement provided for the pass-through of virtually all revenues from TfL to the two shareholders until August 2010. Beginning in August 2010, the services formerly provided by TranSys are now provided by Cubic under a new contract.

On February 26, 2010, TfL made an early contractual payment to TranSys which was required to be paid no later than August 2010. This caused TranSys to make early payment of the loan balance to the syndicate of banks which had provided financing for the project. At the same time, TfL agreed not to withhold any funds from its payment to TranSys for possible asset remediation and waived the requirement for further engineering studies and reports on the state of the fare collection system assets. Our obligation to keep the assets in good working condition carries over to the successor contract, but the “Performance Tests” and possible cash withholding from TranSys under the PRESTIGE contract were not required. In recent years the fare collection system has consistently exceeded the contractual performance levels and we believe that sufficient costs have been included in our estimated costs to complete the follow-on contract to continue this level of performance for the required period.

On March 5, 2010, the two 37.5% shareholders of TranSys each acquired half of the shares in TranSys previously held by the minority shareholders for approximately $0.1 million, bringing our share ownership up to 50% each. TranSys continues to be considered a VIE because it has not demonstrated the ability to finance its activities without additional subordinated financial support from its equity investors and because its underlying risks do not coincide with the voting interests. As a result of the ownership transfer and the early payment by TfL, we conducted a new evaluation of the primary beneficiary of TranSys. This evaluation, as described below, determined that Cubic is now the primary beneficiary and as a result we determined we were required to consolidate TranSys as of March 5, 2010.

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

Summarized unaudited financial information for TranSys prior to consolidation is as follows (in millions):

	Results for the periods ending
Statement of Operations:	3/5/2010	9/30/2009	9/30/2008
Sales	$87.3	$203.0	$215.3
Operating income (loss)	$0.2	$(1.7)	$—
Net income (loss)	$0.1	$(1.3)	$—

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—INVESTMENT IN VARIABLE INTEREST ENTITY—Continued

As a result of becoming the primary beneficiary of TranSys, the consolidation of TranSys was treated as an acquisition in our financial statements. The fair value of the enterprise was virtually the same as the fair value of the assets and liabilities acquired, therefore, no gain or loss was recorded from the transaction. The fair value of assets and liabilities acquired at March 5, 2010 were as follows (in millions):

Cash and cash equivalents	$38.3
Other current assets	16.9
Purchased intangibles	0.2
Income taxes payable	(20.7)
Other current liabilities	(35.8)
Fair value of net assets acquired	$(1.1)

The activities of TranSys included in our consolidated results for the year ended September 30, 2010 consist of breakeven sales of $29.9 million, cash used in operating activities of $19.9 million including VAT and income tax payments of approximately $34.3 million which were partially offset by collection of receivables of approximately $16.7 million. The creditors of TranSys have no recourse to Cubic Corporation. The assets and liabilities of TranSys as of September 30, 2010 were as follows (in millions):

Cash and cash equivalents	$18.4
Other current assets	0.2
Purchased intangibles	0.2
Total Assets	$18.8

Income taxes payable	$13.4
Other current liabilities	6.5
Equity related to Cubic	(0.5)
Noncontrolling interest in VIE	(0.6)
Total Liabilities and Equity	$18.8

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2010	2009
U.S. Government Contracts:
Amounts billed	$50,925	$62,093
Recoverable costs and accrued profits on progress completed—not billed	53,569	44,556
	104,494	106,649
Commercial Customers:
Amounts billed	31,753	41,907
Recoverable costs and accrued profits on progress completed—not billed	91,186	88,030
	122,939	129,937
	227,433	236,586
Less unbilled amounts not currently due—commercial customers	(28,080)	(13,400)
	$199,353	$223,186

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3—ACCOUNTS RECEIVABLE—Continued

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially all of the unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2011. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2010 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2009 represented non-current amounts due from customers in the same countries.

NOTE 4—INVENTORIES

Inventories are classified as follows:

September 30,	2010	2009
	(in thousands)

Finished products	$—	$55
Work in process and inventoried costs under long-term contracts	71,696	96,962
Customer advances	(41,575)	(49,734)
Materials and purchased parts	2,699	1,824
	$32,820	$49,107

NOTE 5—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2010	2009
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$16,000	$20,000
Mortgage note from a UK financial institution, with quarterly installments of principal and interest at 6.5%	4,494	5,124
	20,494	25,124
Less current portion	(4,545)	(4,554)
	$15,949	$20,570

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 5—FINANCING ARRANGEMENTS

The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt and tangible net worth and coverage of fixed charges. At September 30, 2010, this agreement leaves consolidated retained earnings of $237 million available for the payment of dividends to shareholders, purchases of our common stock and other charges to shareholders’ equity. To date, there have been no covenant violations.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary in that country.  At September 30, 2010, no amounts were outstanding under this borrowing arrangement.

We have a $150 million revolving line of credit arrangement with a group of U.S. banks which expires in December 2012. Commitment fees associated with this financing arrangement are 0.25% of the unutilized balance per annum. As of September 30, 2010 we had no short-term debt outstanding under this line of credit and $61.4 million in outstanding letters of credit.

Maturities of long-term debt for each of the five years in the period ending September 30, 2015, are as follows: 2011 — $4.5 million; 2012 — $4.5 million; 2013 — $4.5 million; 2014 — $4.5 million; 2015 — $0.5 million.

Interest paid amounted to $1.4 million, $1.8 million, and $2.3 million in 2010, 2009, and 2008, respectively.

As of September 30, 2010 we had letters of credit and bank guarantees outstanding totaling $94.3 million, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $5.7 million as of September 30, 2010, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.2 million and $7.6 million as of September 30, 2010 and 2009, respectively.

NOTE 6—COMMITMENTS

We lease certain office, manufacturing and warehouse space, and miscellaneous computer and other office equipment under noncancelable operating leases expiring in various years through 2019.  These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income of $0.6 million in 2010, 2009 and 2008, for all operating leases amounted to $8.0 million, $6.6 million, and $6.2 million in 2010, 2009 and 2008, respectively.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6—COMMITMENTS

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2010 (in thousands):

2011	$7,057
2012	5,825
2013	4,032
2014	2,949
2015	2,338
Thereafter	3,227
$25,428

NOTE 7—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2010	2009	2008
	(in thousands)
Current:
Federal	$16,362	$11,417	$8,474
State	4,611	3,691	2,063
Foreign	15,268	11,090	16,051
Total current	36,241	26,198	26,588

Deferred (credit):
Federal	268	2,516	(5,440)
State	69	420	(1,078)
Foreign	(1,293)	420	315
Total deferred	(956)	3,356	(6,203)
Total income tax expense	$35,285	$29,554	$20,385

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES—Continued

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse. Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2010	2009
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$9,112	$8,064
Allowance for doubtful accounts	99	1,670
Long-term contracts and inventory valuation reductions	9,612	10,643
Allowances for loss contingencies	6,144	5,192
Deferred compensation	3,246	3,306
Book over tax depreciation	1,964	1,954
Adjustment to pension liability	13,204	12,163
California research and development credit carryforward	4,762	3,410
Other	1,820	3,115
Subtotal	49,963	49,517
Valuation allowance	(4,762)	(3,410)
Deferred tax assets	45,201	46,107

Deferred tax liabilities:
Amortization of goodwill and intangibles	1,770	4,681
Prepaid expenses	2,080	1,924
State taxes	850	980
Other	4,106	2,308
Deferred tax liabilities	8,806	9,893
Net deferred tax asset	$36,395	$36,214

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2010	2009	2008
	(in thousands)

Tax at federal statutory rate	$37,072	$29,834	$20,034
State income taxes, net of federal tax effect	3,042	2,672	640
Nondeductible expenses	324	408	152
Reversal of reserve accrued for tax contingencies	(1,737)	(80)	(1,205)
Tax effect from foreign earnings repatriation	—	3,063	3,856
Tax effect from foreign subsidiaries	(2,212)	(2,523)	(2,651)
Tax credits and other	(1,204)	(3,820)	(441)
	$35,285	$29,554	$20,385

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES—Continued

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of September 30, 2010, our open tax years in significant jurisdictions include 2006-2009 in the U.K. and 2007-2009 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which totaled $3.2 million at September 30, 2010 and $4.8 million at September 30, 2009. The net changes in the liability were as follows:

Years ended September 30,	2010	2009
	(in thousands)

Balance at October 1	$4,809	$5,845
Decrease related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(1,747)	(1,555)
Tax positions related to the current year	106	778
Decreases related to settlements with taxing authorities	—	(259)
Balance at September 30	$3,168	$4,809

At September 30, 2010, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective rate was $3.2 million. Effective October 1, 2009, we adopted the revised accounting standard referred to in Note 1, which changed the accounting for acquired tax liabilities under business combinations such that the utilization of a net operating loss carryforward no longer reduces goodwill. Over the next year, we do not expect a significant increase or decrease in the unrecognized tax benefits recorded as of September 30, 2010. The amount of net interest and penalties recognized as a component of income tax expense during 2010, 2009 and 2008 was not material.  Interest and penalties accrued at September 30, 2010 and 2009 amounted to $0.2 million and $0.4 million, respectively, bringing the total liability for uncertain tax issues to $3.4 million and $5.1 million as of September 30, 2010 and 2009, respectively.

We made income tax payments, net of refunds, totaling $30.0 million, $28.8 million and $18.2 million in 2010, 2009 and 2008, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2010	2009	2008
	(in thousands)

United States	$60,451	$45,329	$4,920
Foreign	45,470	39,911	52,319
Total	$105,921	$85,240	$57,239

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—INCOME TAXES—Continued

Management evaluates our capital requirements in our foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the businesses. We provide U.S. taxes on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. Undistributed earnings of all our foreign subsidiaries amounted to approximately $90.2 million at September 30, 2010. We consider those earnings to be indefinitely reinvested, and accordingly, we have not provided for U.S. federal and state income taxes thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most employees in the U.S. An employee is eligible to participate in these plans after six months to one year of service, and may make additional contributions to the plans from their date of hire. These plans provide for full vesting of benefits over periods from zero to five years. More than half of our contributions to these plans are discretionary with the Board of Directors. Effective October 1, 2010, we adopted a new defined contribution plan for European employees that were formerly eligible for the defined benefit plan described below. Similar to a 401(k) plan in the U.S., the company will match employee contributions 2 to 1, up to a total company contribution of 8% of an employee’s eligible compensation. Company contributions to defined contribution plans aggregated $15.9 million, $15.4 million and $14.2 million in 2010, 2009 and 2008, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (“curtailment”). The effect of the curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the curtailment of this plan is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. The loss on curtailment of $0.7 million is reflected in the following disclosures.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2010, we expect to make contributions of approximately $3 million in 2011. September 30 is used as the measurement date for these plans.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income, net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2010 and expected to be recognized in net pension cost during fiscal 2011 is a loss of $853 thousand ($554 thousand net of income tax benefits). No plan assets are expected to be returned to us in 2011.

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans:

September 30,	2010	2009
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$164,622	$145,440
Service cost	3,972	2,521
Interest cost	9,034	9,679
Actuarial loss	8,269	16,065
Curtailments	225	—
Participant contributions	1,210	1,124
Gross benefits paid	(5,562)	(5,197)
Foreign currency exchange rate changes	(1,060)	(5,010)
Net benefit obligation at the end of the year	180,710	164,622

Change in plan assets:
Fair value of plan assets at the beginning of the year	132,408	128,989
Actual return on plan assets	13,614	3,207
Employer contributions	3,374	9,504
Participant contributions	1,210	1,124
Gross benefits paid	(5,562)	(5,197)
Administrative expenses	(555)	(701)
Foreign currency exchange rate changes	(793)	(4,518)
Fair value of plan assets at the end of the year	143,696	132,408

Unfunded status of the plans	(37,014)	(32,214)
Unrecognized net actuarial loss	37,727	34,754
Net amount recognized	$713	$2,540

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(37,727)	$(34,754)
Deferred tax asset	13,204	12,163
Accumulated other comprehensive loss	$(24,523)	$(22,591)

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The projected benefit obligation, ABO and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows:

September 30,	2010	2009
	(in thousands)
Projected benefit obligation	$180,710	$164,622
Accumulated benefit obligation	175,995	148,375
Fair value of plan assets	143,696	132,408

The components of net periodic pension cost were as follows:

Years ended September 30,	2010	2009	2008
	(in thousands)

Service cost	$3,972	$2,521	$3,520
Interest cost	9,034	9,679	9,761
Expected return on plan assets	(9,334)	(9,569)	(12,706)
Amortization of actuarial loss (gain)	850	—	(243)
Curtailment charge	689	—	—
Administrative expenses	92	100	112
Net pension cost	$5,303	$2,731	$444

Years ended September 30,	2010	2009	2008

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.2%	5.6%	7.3%
Rate of compensation increase	4.3%	4.5%	4.8%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	5.6%	7.3%	6.2%
Expected return on plan assets	7.2%	7.8%	8.0%
Rate of compensation increase	4.5%	4.8%	4.4%

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. That assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses, and the potential to outperform market index returns.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

We expect the following pension benefit payments, which reflect expected future service, as appropriate, to be paid (in thousands):

2011	$6,466
2012	6,667
2013	6,891
2014	7,302
2015	7,912
2016-2020	46,043

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

Beginning in the fiscal year ended September 30, 2010, the rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheet. The following table presents the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy as of September 30, 2010 (in thousands). See note 1 for a description of each level within the fair value hierarchy.

	September 30, 2010				September 30,
	Level 1	Level 2	Level 3	Total	2009
Cash and cash equivalents	$2,579	$—	$—	$2,579	$3,678
Equity:
U.S. equity securities	41,756	—	—	41,756	40,529
U.K. equity securities	30,580	—	—	30,580	26,939
Other foreign equity securities	22,625	—	—	22,625	20,343
Fixed Income:
U.S. treasury securities	15,509	—	—	15,509	14,848
U.K. treasury securities	5,659	—	—	5,659	4,636
Corporate debt securities	12,603	8,866	—	21,469	18,496
Real Estate	—	—	3,519	3,519	2,939
Total	$131,311	$8,866	$3,519	$143,696	$132,408

The following table presents the changes during fiscal 2010 in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Real Estate
Balance as of September 30, 2009	$2,939
Actual return on plan assets:
Realized gains, net	175
Unrealized gains, net	73
Purchases, sales and settlements, net	(68)
Transfers in and out of Level 3, net	400
Balance as of September 30, 2010	$3,519

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—PENSION, PROFIT SHARING AND OTHER RETIREMENT PLANS—Continued

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2010 and 2009.

We do not direct the day-to-day operations and selection process of individual securities and investments, and, accordingly, we have retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. We provide each investment manager with specific investment guidelines by asset class. The table below presents the ranges for each major category of the plans’ assets at September 30, 2010:

Asset Category	Range
Equity securities	40% to 80%
Debt securities	25% to 60%
Real estate and cash	0% to 10%

NOTE 9—LEGAL MATTERS

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals, where the cases are awaiting scheduling for oral argument.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

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

NOTE 10—BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues:

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Defense Systems (CDS) and Mission Support Services (MSS). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CDS performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment.  Products include customized range instrumentation and training systems, simulators, communications and surveillance systems, surveillance receivers, power amplifiers,  avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.  MSS provides computer simulation training, development of training doctrine, live training support and field operations and maintenance services.

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

Business segment financial data is as follows:

Years ended September 30,	2010	2009	2008
	(in millions)
Sales:
Transportation Systems	$386.0	$303.4	$272.3
Defense Systems	362.8	285.4	275.3
Mission Support Services	443.3	424.4	332.5
Other	2.1	3.5	1.0
Total sales	$1,194.2	$1,016.7	$881.1

Operating income:
Transportation Systems	$54.7	$44.1	$43.0
Defense Systems	28.7	19.0	(9.5)
Mission Support Services	26.5	27.9	27.8
Restructuring activity	—	—	(6.2)
Unallocated corporate expenses and other	(4.4)	(6.3)	(1.8)
Total operating income	$105.5	$84.7	$53.3

Assets:
Transportation Systems	$164.4	$172.6	$144.5
Defense Systems	151.0	157.2	206.1
Mission Support Services	124.4	142.1	151.1
Corporate and other	416.3	284.4	139.6
Total assets	$856.1	$756.3	$641.3

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—BUSINESS SEGMENT INFORMATION—Continued

Years ended September 30,	2010	2009	2008
	(in millions)
Depreciation and amortization:
Transportation Systems	$3.5	$2.4	$1.8
Defense Systems	4.8	6.0	5.7
Mission Support Services	5.2	6.2	1.7
Corporate and other	1.0	1.0	0.5
Total depreciation and amortization	$14.5	$15.6	$9.7

Expenditures for long-lived assets:
Transportation Systems	$1.8	$1.2	$1.0
Defense Systems	4.4	3.3	4.7
Mission Support Services	0.3	—	0.1
Corporate and other	0.4	0.8	2.3
Total expenditures for long-lived assets	$6.9	$5.3	$8.1

Geographic Information:
Sales (a):
United States	$774.3	$666.2	$532.3
United Kingdom	216.3	179.2	189.6
Canada	8.1	18.5	25.4
Australia	60.6	39.9	43.0
Middle East	26.9	19.3	37.8
Far East	81.6	61.5	38.1
Other	26.4	32.1	14.9
Total sales	$1,194.2	$1,016.7	$881.1

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$41.0	$43.7	$47.4
United Kingdom	9.5	10.3	12.0
Other foreign countries	2.2	1.9	1.9
Total long-lived assets, net	$52.7	$55.9	$61.3

MSS and CDS segment sales include $685.0 million, $592.1 million and $477.8 million in 2010, 2009 and 2008, respectively, of sales to U.S. government agencies.  Transportation systems sales in 2008 included $110.7 million of sales to TranSys. No other single customer accounts for 10% or more of our revenues.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended September 30, 2010 and 2009:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2010
Net sales	$250,684	$264,559	$331,240	$347,706
Operating income	20,374	26,132	32,636	26,383
Net income	13,663	17,391	22,702	16,880
Net income per share	0.51	0.65	0.85	0.63

Fiscal 2009
Net sales	$244,851	$242,873	$248,177	$280,756
Operating income	21,130	21,809	21,649	20,120
Net income	14,183	14,217	14,908	12,378
Net income per share	0.53	0.53	0.56	0.46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No.  2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective October 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
December 8, 2010

Item 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Based on our assessment, we concluded that we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria in Internal Control — Integrated Framework, issued by COSO. Our internal control over financial reporting as of September 30, 2010, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 of Cubic Corporation and our report dated December 8, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
December 8, 2010

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this Report:

(1)                                  The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

(2)                                  The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)                                 Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Attached hereto as Exhibit 3.2.
10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Credit Agreement dated December 16, 2009. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2009, file No. 001-08931, Exhibit 10.3
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 001-08931, Exhibit 10.4.
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 23, 2010, file No. 001-08931
10.6	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/7/10	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/7/10	/s/ Walter J. Zable	12/7/10	/s/ William W. Boyle
Date	WALTER J. ZABLE,	Date	WILLIAM W. BOYLE,
	President, Chief Executive Officer		Director, Senior Vice President and
	and Chairman of the Board of		Chief Financial Officer
Directors

12/7/10	/s/ Walter C. Zable	12/7/10	/s/ Mark A. Harrison
Date	WALTER C. ZABLE,	Date	MARK A. HARRISON,
	Vice President and Vice Chairman		Vice President and Corporate
	of the Board of Directors		Controller (Principal Accounting
Officer)

12/7/10	/s/ Raymond E. Peet	12/7/10	/s/ John H. Warner
Date	RAYMOND E. PEET,	Date	JOHN H. WARNER,
	Director		Director

12/7/10	/s/ Robert S. Sullivan	12/7/10	/s/ Bruce G. Blakley
Date	ROBERT S. SULLIVAN,	Date	BRUCE G. BLAKLEY,
	Director		Director

12/7/10	/s/ Edwin A. Guiles
Date	EDWIN A. GUILES,
Director