Form 10-Q
period 2010-12-31
CUBIC CORP /DE/
filed 2011-02-03
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2010

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

Yes ☐  No ☒

As of January 13, 2011, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009

Net sales:
Products	$148,009	$132,785
Services	136,411	117,899
	284,420	250,684

Costs and expenses:
Products	99,923	94,855
Services	111,975	103,337
Selling, general and administrative	37,030	28,683
Research and development	6,255	1,737
Amortization of purchased intangibles	2,038	1,698
	257,221	230,310

Operating income	27,199	20,374

Other income (expense):
Interest and dividends	864	346
Interest expense	(407)	(450)
Other income (expense)	(227)	593

Income before income taxes	27,429	20,863

Income taxes	7,400	7,200

Net income	20,029	13,663

Less noncontrolling interest in income of VIE	121	—

Net income attributable to Cubic	$19,908	$13,663

Basic and diluted net income per common share	$0.74	$0.51

Average number of common shares outstanding	26,736	26,732

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2010	2010
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$214,271	$295,434
Short-term investments	53,155	84,081
Accounts receivable - net	207,260	210,284
Inventories - net	35,471	32,820
Deferred income taxes and other current assets	40,465	43,718
Total current assets	550,622	666,337

Long-term contract receivables	26,530	28,080
Property, plant and equipment - net	47,210	47,469
Goodwill	150,291	64,142
Purchased intangibles	67,204	26,295
Other assets	15,271	23,766
	$857,128	$856,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,766	$33,638
Customer advances	160,830	139,723
Accrued compensation and other current liabilities	90,012	109,035
Income taxes payable	1,604	11,787
Current portion of long-term debt	4,541	4,545
Total current liabilities	279,753	298,728

Long-term debt	11,786	15,949
Other long-term liabilities	60,040	53,653

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	541,475	521,567
Accumulated other comprehensive loss	(11,980)	(9,745)
Treasury stock at cost	(36,078)	(36,074)
Shareholders’ equity related to Cubic	505,991	488,322
Noncontrolling interest in variable interest entity	(442)	(563)
Total shareholders’ equity	505,549	487,759
	$857,128	$856,089

Note: The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2010	2009
Operating Activities:
Net income	$20,029	$13,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,868	3,562
Changes in operating assets and liabilities	(7,744)	(5,881)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,153	11,344

Investing Activities:
Acquisitions, net of cash acquired	(124,431)	(850)
Net additions to property, plant and equipment	(1,440)	(1,171)
Proceeds from sales or maturities of short-term investments	30,926	76
Purchases of short-term investments	—	(16,019)
NET CASH USED IN INVESTING ACTIVITIES	(94,945)	(17,964)

Financing Activities:
Principal payments on long-term borrowings	(4,137)	(4,214)
Purchases of treasury stock	(4)	—
NET CASH USED IN FINANCING ACTIVITIES	(4,141)	(4,214)

Effect of exchange rates on cash	1,770	892

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,163)	(9,942)

Cash and cash equivalents at the beginning of the period	295,434	244,074

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$214,271	$234,132

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2010

Note 1 — Basis for Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2010.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2010	2010

Trade and other receivables	$21,514	$11,594
Long-term contracts:
Billed	82,694	85,016
Unbilled	130,248	142,417
Allowance for doubtful accounts	(666)	(663)
Total accounts receivable	233,790	238,364
Less estimated amounts not currently due	(26,530)	(28,080)
Current accounts receivable	$207,260	$210,284

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2010 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2010 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2010	2010
Work in process and inventoried costs under long-term contracts	$70,057	$71,696
Customer advances	(38,059)	(41,575)
Raw material and purchased parts	3,473	2,699
Net inventories	$35,471	$32,820

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009

Net income attributable to Cubic	$19,908	$13,663
Foreign currency translation adjustments	1,428	718
Net unrealized gain (loss) from cash flow hedges	(3,663)	9
Comprehensive income	$17,673	$14,390

Note 4 — Fair Value of Financial Instruments

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments and approximates the carrying value of the debt.  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.  We generally record no allowance for doubtful accounts for these customers unless specific contractual circumstances warrant it.

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity dates of certificates of deposit are within approximately one year. The maturity of U.S. government agency securities and tax exempt bonds are approximately two years.

	December 31, 2010			September 30,
	Level 1	Level 2	Total	2010
Assets
Cash equivalents - money market funds	$118,800	$—	$118,800	$129,756
Short-term investments - U.S. government agency securities	15,000	—	15,000	36,000
Short-term investments - tax exempt bonds	38,155	—	38,155	48,081
Current derivative assets	—	11,086	11,086	11,428
Noncurrent derivative assets	—	22	22	—
Total assets	$171,955	$11,108	$183,063	$225,265
Liabilities
Current derivative liabilities	$—	$4,257	$4,257	$3,193
Noncurrent derivative liabilities	—	10,063	10,063	4,748
Total liabilities	$—	$14,320	$14,320	$7,941

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of December 31, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $67.4 million, which reduce the available line of credit to $82.6 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Service cost	$201	$947
Interest cost	2,331	2,304
Expected return on plan assets	(2,532)	(2,367)
Amortization of actuarial loss	213	216
Administrative expenses	25	23
Net pension cost	$238	$1,123

Note 7 — New Accounting Pronouncements

New accounting pronouncements that are effective after December 31, 2010 are not expected to have a material impact on our results of operations, financial position or cash flows when implemented.

Note 8 — Income Taxes

Our effective tax rate for the three months ended December 31, 2010 is less than our effective tax rate for fiscal 2010 and our projected tax rate for fiscal 2011. In the quarter ended December 31, 2010 the U.S. Congress retroactively reinstated the research and development credit, which had expired in December 2009. Because the reinstatement was retroactive, the first quarter provision this year benefitted by an additional $1.5 million, which is the estimated additional credit we will realize in our fiscal 2010 tax return.

The amount of unrecognized tax benefits was $3.5 million at December 31, 2010 and $3.2 million at September 30, 2010, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3.5 million at December 31, 2010.

As of December 31, 2010, our open tax years in significant jurisdictions include 2006-2010 in the UK, and 2007-2010 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 9 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At December 31, 2010 and September 30, 2010, we had foreign exchange contracts with a notional value of $224.5 million and $232.5 million outstanding respectively.

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

We classify the fair value of all derivative contracts as current or non-current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

For the three months ended December 31, 2010, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.5 million, net of income taxes.

Note 10 — Legal Matter

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals, and oral argument is scheduled to begin February 8, 2011. Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

Note 11 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Sales:
Transportation Systems	$89.4	$74.3
Defense Systems	95.8	75.6
Mission Support Services	98.8	100.2
Other	0.4	0.6
Total sales	$284.4	$250.7

Operating income (loss):
Transportation Systems	$15.1	$11.0
Defense Systems	8.3	6.7
Mission Support Services	5.1	4.0
Unallocated corporate expenses and other	(1.3)	(1.3)
Total operating income	$27.2	$20.4

Note 12 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date and were not material to our consolidated results of operations for the three months ended December 31, 2010.

We paid $124.0 million in cash from our existing cash resources to acquire Abraxas. We have recorded a liability of approximately $2.2 million as an estimate of additional cash consideration that will be due to the selling stockholders of Abraxas in the quarter ended March 31, 2011 based upon a final calculation of the fair value of tangible assets acquired and liabilities assumed.

The total estimated purchase price of approximately $126.2 million has been allocated as follows to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date (in millions). The excess of the estimated purchase price over the identifiable assets and liabilities is recognized as goodwill.

Goodwill	$86.0
Customer relationships	20.1
Backlog	11.5
Corporate trade names	5.7
Non-compete agreements	5.2
Deferred tax liabilities, net	(8.5)
Net tangible assets assumed	6.2
Total	$126.2

The allocation of the estimated purchase price including the fair value of purchased intangibles and the deferred tax liabilities is preliminary pending the finalization of our valuation analyses.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Abraxas and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. Also included in the opening balance sheet is an $8.5 million net deferred tax liability recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense net of the future tax benefit of acquired net operating loss carryforwards. The amount recorded as goodwill will be allocated primarily to our MSS segment and is not expected to be deductible for tax purposes. The intangible assets, which include trade name, customer relationships, non-compete agreements and backlog, will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of 7 years from the date of acquisition.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Abraxas for fiscal years 2011 through 2015 is as follows (in millions):

Year Ended September 30,
2011	$8.0
2012	9.3
2013	7.8
2014	6.3
2015	4.8

The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach.  The trade names valuation used the relief from royalty approach.  The backlog and customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach.

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Three Months Ended
	December 31,
	2010	2009

Net sales	$297.9	$265.0

Net income attributable to Cubic	$20.0	$13.5

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the merger and have a continuing impact including the amortization of purchased intangibles and the elimination of interest expense for the repayment of Abraxas’ debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisition been completed on October 1, 2009, and it does not purport to project our future operating results.

Note 13 — Subsequent Events

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2010

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

Consolidated Overview

Sales for the quarter ended December 31, 2010 increased to $284.4 million from $250.7 million last year, an increase of 13%. CDS sales increased 27% and CTS sales increased 20% compared to the first quarter of last year while MSS sales decreased slightly. The company we acquired in December 2010, Abraxas, added an immaterial amount to sales for the quarter, as we owned it for only the last eleven days of the quarter. See the segment discussions following for further analysis of segment sales.

Operating income increased 33% to $27.2 million in the quarter compared to $20.4 million in the first quarter of last year. The increase came from all three business segments. Corporate and other costs for the quarter were $1.3 million in both years. These costs include investment in the development and marketing of new security related technologies of $0.3 million in the first quarter of fiscal 2011 and $0.4 million in 2010. Also included in the results of operations for the quarter were expenses we incurred related to the Abraxas acquisition of $0.7 million. However, largely offsetting these expenses was a decrease of $0.6 million in our estimated liability for contingent consideration related to an acquisition we made in 2010. See the segment discussions following for further analysis of segment operating income.

Net income for the first quarter of fiscal 2010 increased to $19.9 million, or 74 cents per share, compared to $13.7 million, or 51 cents per share last year. Net income increased for the quarter primarily due to the increase in operating income. Net income in the first quarter this year also benefited from the retroactive reinstatement of the U.S. research and development credit, which reduced the income tax provision by $1.5 million. Other income included a net foreign currency exchange loss of $0.1 million in the first quarter of this year compared to a gain of $0.4 million last year, before applicable income taxes.

Selling, general and administrative (SG&A) expenses increased in the first quarter this year to $37.0 million compared to $28.7 million last year. As a percentage of sales, SG&A expenses were 13.0% for the first quarter compared to 11.4% last year. The increase was due primarily to higher selling expenses in CDS. Company funded research and development expenditures increased to $6.3 million for the first quarter compared to $1.7 million last year, which mainly related to new defense technologies we are developing.

Our projected effective tax rate for fiscal 2011 is 30.7% and is reflected in the tax provision for the first quarter. The projected effective rate for fiscal 2011 is lower than last year’s first quarter projected effective rate of 34.5% primarily because in the quarter ended December 31, 2010 the U.S. Congress reinstated the research and development credit, which had expired in December 2009. As mentioned above, because the reinstatement was retroactive, the first quarter provision this year also benefitted by an additional $1.5 million, which is the estimated additional credit we will realize in our fiscal 2010 tax return.  The effective rate for fiscal 2011 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2010	2009
	(in millions)

Transportation Systems Segment Sales	$89.4	$74.3

Transportation Systems Segment Operating Income	$15.1	$11.0

CTS sales increased 20% to $89.4 million compared to $74.3 million last year. Sales were higher from work on contracts in Australia, and our contract with Transport for London (TfL).  Partially offsetting these increases were lower sales from design and build projects in North America compared to the first quarter last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar did not have a material impact on sales when compared to the first quarter of 2010 exchange rates.

Operating income from CTS increased 37% in the first quarter this year to $15.1 million, compared to $11.0 million last year. Higher sales from contracts in Australia and London contributed to the increase, in addition to improved margins from contracts in North America. Operating income was not significantly impacted by the prevailing exchange rates in our foreign operations and the U.S. Dollar in the first quarter this year.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2010	2009
	(in millions)
Defense Systems Segment Sales
Training systems	$82.0	$62.4
Communications	11.8	12.3
Other	2.0	0.9
	$95.8	$75.6

Defense Systems Segment Operating Income
Training systems	$9.8	$4.6
Communications	0.8	2.0
Other	(2.3)	0.1
	$8.3	$6.7

Training Systems

Training systems sales increased 31% in the first quarter this year to $82.0 million compared to $62.4 million in the first quarter of last year. Air combat training sales to the U.S. government were higher in the first quarter this year. Sales were also higher in this year’s first quarter from a ground combat training system we are building for a customer in the Far East, from small arms training systems and from MILES (Multiple Integrated Laser Engagement Simulation) equipment. These increases were partially offset by lower sales from a ground combat training system in the Middle East.

Training systems operating income increased to $9.8 million in the first quarter this year from $4.6 million last year. Higher air combat training, small arms training and MILES sales contributed to the increase in operating income, in addition to improved margins from the ground combat training contract in the Far East.

Communications

Communications sales decreased 4% to $11.8 million in the first quarter this year, from $12.3 million in the same quarter last year. Sales were higher for the quarter from data links but were lower from personnel locator systems and power amplifiers.

Communications operating income for the first quarter was $0.8 million, compared to $2.0 million in the first quarter of last year. Lower sales of personnel locator systems and power amplifiers contributed to the lower operating income this quarter, more than offsetting an improvement in profitability from data links.

Other

In 2010, CDS added two new businesses through acquisitions that are developing cross domain and global asset tracking products. In the first quarter we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter, as reflected in the other caption in the table above. Also included in other for the first quarter this year was development expenses for combat identification technologies and an adjustment of $0.6 million that reduced our estimated liability for contingent consideration related to one of the acquisitions in 2010.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2010	2009
	(in millions)

Mission Support Services Segment Sales	$98.8	$100.2

Mission Support Services Segment Operating Income	$5.1	$4.0

Sales from MSS decreased 1% to $98.8 million in the first quarter this year, from $100.2 million last year. Activity at the Joint Readiness Training Center (JRTC) in Fort Polk, LA. was higher than last year; however, due to expanded U.S. Department of Defense in-sourcing policies, we have lost a number of individual positions on some of our other contracts, resulting in lower overall sales. The acquisition of Abraxas added only an immaterial amount of sales in the first quarter this year, but should add significantly to MSS sales in future quarters.

MSS operating income increased to $5.1 million in the first quarter this year from $4.0 million last year. Last year’s first quarter had included a provision of $2.0 million for a dispute with a customer over contract terms. We are continuing to pursue alternatives for a resolution to this matter that could lead to ultimate recovery of the full amount.  At this time, however, we cannot quantify or determine the likelihood of recovery. Partially offsetting the improvement in operating income for the quarter over last year were expenses of $0.7 million incurred related to the acquisition of Abraxas. Operating income for MSS is net of amortization of intangible assets of $1.2 million in the first quarter of both years.

Backlog

	December 31,	September 30,
	2010	2010
	(in millions)
Total backlog
Transportation Systems	$1,399.2	$1,112.6
Mission Support Services	897.8	850.3
Defense Systems:
Training systems	495.4	469.0
Communications and electronics	38.6	46.6
Other	9.3	7.8
Total Defense Systems	543.3	523.4
Total	$2,840.3	$2,486.3

Funded backlog
Transportation Systems	$1,399.2	$1,112.6
Mission Support Services	199.1	236.3
Defense Systems:
Training systems	495.4	469.0
Communications and electronics	38.6	46.6
Other	9.3	7.8
Total Defense Systems	543.3	523.4
Total	$2,141.6	$1,872.3

As reflected in the table above, total backlog increased $354.0 million and funded backlog increased $269.3 million.  The majority of the CTS backlog increase was from a new contract awarded in Vancouver, which added $214.4 million. In addition, changes in exchange rates for the prevailing currency in our CTS foreign operations and the U.S. Dollar as of the end of the quarter increased backlog by approximately $22.0 million compared to September 30, 2010.  The acquisition of Abraxas added $107.7 million to our total backlog. In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $16.2 million for the first quarter of the fiscal year. In addition to net income for the period, reductions in accounts receivable and increases to customer advances contributed to the positive cash flows. The positive operating cash flows for the first quarter are net of a payment of $13.4 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned, consolidated variable interest entity (VIE). The positive operating cash flows came from CDS.

Investing activities for the three-month period included the acquisition of Abraxas for $124.0 million and one other small defense systems company for $0.4 million, capital expenditures of $1.4 million, and proceeds from marketable securities of $30.9 million. Financing activities for the three-month period consisted of scheduled payments on our long-term debt of $4.1 million. We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of December 31, 2010, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $67.4 million, which reduce the available line of credit to $82.6 million.

Our financial condition remains strong with working capital of $270.9 million and a current ratio of 2.0 to 1 at December 31, 2010. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2010.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 1-8931, Exhibit 3.2.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.
10.3	Credit Agreement dated December 16, 2009. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2009, file No. 001-08931, Exhibit 10.3
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 23, 2010, file No. 001-08931
10.6	Agreement and Plan of Merger, as amended, among Cubic Corporation, ABRX Acquisition Corp, Abraxas Corporation, Shareholders, and Richard Helms attached hereto as Exhibit 10.6
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 1, 2011	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	February 1, 2011	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller