Form 10-Q
period 2011-03-31
CUBIC CORP /DE/
filed 2011-05-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

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

As of April 18, 2011, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales:
Products	$316,113	$267,038	$168,104	$134,253
Services	302,275	248,205	165,864	130,306
	618,388	515,243	333,968	264,559

Costs and expenses:
Products	215,995	187,594	116,072	92,739
Services	254,866	216,476	142,891	113,139
Selling, general and administrative	74,407	55,911	37,377	27,228
Research and development	11,526	5,348	5,271	3,611
Amortization of purchased intangibles	6,350	3,408	4,312	1,710
	563,144	468,737	305,923	238,427

Operating income	55,244	46,506	28,045	26,132

Other income (expense):
Interest and dividends	1,239	897	375	551
Interest expense	(781)	(868)	(374)	(418)
Other income (expense)	(243)	719	(16)	126

Income before income taxes	55,459	47,254	28,030	26,391

Income taxes	15,400	16,200	8,000	9,000

Net income	40,059	31,054	20,030	17,391

Less noncontrolling interest in income of VIE	205	—	84	—

Net income attributable to Cubic	$39,854	$31,054	$19,946	$17,391

Basic and diluted net income per common share	$1.49	$1.16	$0.75	$0.65

Dividends per common share	$0.19	$0.09	$0.19	$0.09

Average number of common shares outstanding	26,736	26,734	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2011	2010
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$250,976	$295,434
Short-term investments	42,288	84,081
Accounts receivable - net	234,162	210,284
Recoverable income taxes	12,843	8,320
Inventories - net	33,248	32,820
Deferred income taxes and other current assets	41,580	43,718
Total current assets	615,097	674,657

Long-term contract receivables	25,180	28,080
Property, plant and equipment - net	47,635	47,469
Goodwill	146,769	64,142
Purchased intangibles	62,529	26,295
Other assets	15,333	23,766
	$912,543	$864,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,890	$33,638
Customer advances	154,022	139,723
Accrued compensation and other current liabilities	127,603	109,035
Income taxes payable	7,597	20,107
Current portion of long-term debt	4,556	4,545
Total current liabilities	326,668	307,048

Long-term debt	11,754	15,949
Other long-term liabilities	57,270	53,653

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	556,341	521,567
Accumulated other comprehensive loss	(15,628)	(9,745)
Treasury stock at cost	(36,078)	(36,074)
Shareholders’ equity related to Cubic	517,209	488,322
Noncontrolling interest in variable interest entity	(358)	(563)
Total shareholders’ equity	516,851	487,759
	$912,543	$864,409

Note: The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating Activities:
Net income	$40,059	$31,054	$20,030	$17,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,086	7,294	6,218	3,732
Changes in operating assets and liabilities	(5,916)	7,863	1,828	13,744
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,229	46,211	28,076	34,867

Investing Activities:
Acquisitions, net of cash acquired	(126,825)	(850)	(2,394)	—
Consolidation of variable interest entity	—	38,266	—	38,266
Net additions to property, plant and equipment	(3,575)	(2,703)	(2,135)	(1,532)
Proceeds from sales or maturities of short-term investments	41,793	3,224	10,867	3,148
Purchases of short-term investments	—	(64,009)	—	(47,990)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(88,607)	(26,072)	6,338	(8,108)

Financing Activities:
Principal payments on long-term borrowings	(4,274)	(4,275)	(137)	(61)
Purchases of treasury stock	(4)	(3)	—	(3)
Other	—	44	—	44
NET CASH USED IN FINANCING ACTIVITIES	(4,278)	(4,234)	(137)	(20)

Effect of exchange rates on cash	4,198	(857)	2,428	(1,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,458)	15,048	36,705	24,990

Cash and cash equivalents at the beginning of the period	295,434	244,074	214,271	234,132

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$250,976	$259,122	$250,976	$259,122

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three- and six-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2010.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2011	2010

Trade and other receivables	$19,062	$11,594
Long-term contracts:
Billed	101,268	85,016
Unbilled	139,685	142,417
Allowance for doubtful accounts	(673)	(663)
Total accounts receivable	259,342	238,364
Less estimated amounts not currently due	(25,180)	(28,080)
Current accounts receivable	$234,162	$210,284

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2011 under transportation systems contracts in the U.S., Australia and the U.K., and a defense contract in Canada. The non-current balance at September 30, 2010 represented non-current amounts due from customers in the same countries.

Note 2 — Balance Sheet Details — Continued

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2011	2010
Work in process and inventoried costs under long-term contracts	$71,640	$71,696
Customer advances	(40,211)	(41,575)
Raw material and purchased parts	1,819	2,699
Net inventories	$33,248	$32,820

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income attributable to Cubic	$39,854	$31,054	$19,946	$17,391
Foreign currency translation adjustments	3,190	809	1,762	91
Net unrealized loss from cash flow hedges	(9,073)	(77)	(5,410)	(86)
Comprehensive income	$33,971	$31,786	$16,298	$17,396

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity dates of certificates of deposit are within approximately one year. The maturities of U.S. government agency securities and tax exempt bonds are approximately two years.

	March 31, 2011			September 30,
	Level 1	Level 2	Total	2010
Assets
Cash equivalents - money market funds	$136,182	$—	$136,182	$129,756
Short-term investments - U.S. government agency securities	9,000	—	9,000	36,000
Short-term investments - tax exempt bonds	33,288	—	33,288	48,081
Current derivative assets	—	9,289	9,289	11,428
Total assets	$178,470	$9,289	$187,759	$225,265
Liabilities
Current derivative liabilities	$—	$13,836	$13,836	$3,193
Noncurrent derivative liabilities	—	6,988	6,988	4,748
Total liabilities	$—	$20,824	$20,824	$7,941

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of March 31, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $64.6 million, which reduce the available line of credit to $85.4 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$406	$1,868	$205	$921
Interest cost	4,622	4,581	2,291	2,277
Expected return on plan assets	(5,031)	(4,707)	(2,499)	(2,340)
Amortization of actuarial loss	418	430	205	214
Administrative expenses	45	46	20	23
Net pension cost	$460	$2,218	$222	$1,095

Note 7 — New Accounting Pronouncements

New accounting pronouncements that are effective after March 31, 2011 are not expected to have a material impact on our results of operations, financial position or cash flows when implemented.

Note 8 — Income Taxes

Our effective tax rate for the six months ended March 31, 2011 is lower than the U.S. federal statutory tax rate due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate, and due to the impact of research and development (R&D) and other income tax credits. Our effective tax rate for the six months ended March 31, 2011 is less than our effective tax rate for fiscal 2010 and our projected tax rate for fiscal 2011. The primary reason for the decrease in 2011 is that in the quarter ended December 31, 2010 the U.S. Congress retroactively reinstated the R&D credit, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D the first quarter provision this year benefitted by $1.5 million, which is the estimated credit we will realize in our fiscal 2010 tax return.

The amount of unrecognized tax benefits was $4.0 million at March 31, 2011 and $3.2 million at September 30, 2010, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4.0 million at March 31, 2011.

As of March 31, 2011, our open tax years in significant jurisdictions include 2006-2010 in the UK and 2007-2010 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 9 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At March 31, 2011 and September 30, 2010, we had foreign exchange contracts with a notional value of $352.7 million and $232.5 million outstanding respectively.

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

For the three and six months ended March 31, 2011, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is a $5.3 million, net of income taxes, which will be offset by a gain on the underlying exposure.

Note 10 — Legal Matter

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals and we are awaiting their decision. Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced, so in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

Note 11 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales:
Transportation Systems	$186.2	$165.5	$96.8	$91.2
Defense Systems	199.5	139.0	103.7	63.4
Mission Support Services	231.9	209.6	133.1	109.4
Other	0.8	1.1	0.4	0.5
Total sales	$618.4	$515.2	$334.0	$264.5

Operating income (loss):
Transportation Systems	$28.3	$26.1	$13.2	$15.1
Defense Systems	19.4	12.0	11.1	5.3
Mission Support Services	10.2	11.1	5.1	7.1
Unallocated corporate expenses and other	(2.7)	(2.7)	(1.4)	(1.4)
Total operating income	$55.2	$46.5	$28.0	$26.1

Note 12 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the six months ended March 31, 2011 the amounts of Abraxas’ net sales and net loss after taxes included in our consolidated statement of income were $15.5 million and $0.8 million, respectively, including $0.7 million in transaction related costs.

We paid $126.0 million in cash from our existing cash resources to acquire Abraxas. The purchase price has been allocated as follows to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date (in millions). The excess of the estimated purchase price over the identifiable assets and liabilities is recognized as goodwill.

Goodwill	$81.9
Customer relationships	20.1
Backlog	11.5
Corporate trade names	5.7
Non-compete agreements	5.2
Recoverable income taxes	4.4
Deferred tax liabilities, net	(7.9)
Net tangible assets assumed	5.1
Total	$126.0

The allocation of the estimated purchase price including the fair value of the recoverable income taxes and the deferred tax liabilities is preliminary pending the finalization of our valuation analyses.

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

The recoverable income taxes are primarily related to carryback claims for the tax benefit of acquired net operating losses. The net deferred tax liabilities were recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense, net of the future tax benefit of acquired net operating loss carryforwards. The intangible assets, which include trade name, customer relationships, non-compete agreements and backlog, will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of 7 years from the date of acquisition.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Abraxas for fiscal years 2011 through 2015 is as follows (in millions):

Years Ending September 30,
2011	$8.0
2012	9.3
2013	7.8
2014	6.3
2015	4.8

The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach.  The trade names valuation used the relief from royalty approach.  The backlog and customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach.

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$631.8	$544.0	$334.0	$279.1

Net income attributable to Cubic	$39.9	$31.1	$19.9	$17.6

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact including the amortization of purchased intangibles and the elimination of interest expense for the repayment of Abraxas’ debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisition been completed on October 1, 2009, and it does not purport to project our future operating results.

Note 13 — Subsequent Events

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2011

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

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our virtual training systems are aimed at marksmanship, armored vehicle, and tactical missile systems. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. In 2010, through two acquisitions, we added new product lines including multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

Mission Support Services (MSS) is a leading provider of highly specialized support services including live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients; as well as support to field operations, force deployment and redeployment, and logistics.

Consolidated Overview

Sales for the quarter ended March 31, 2011 increased to $334.0 million from $264.5 million last year, an increase of 26%. Sales increased for the quarter in all three segments, with the biggest increase coming from CDS. The acquisition of Abraxas added $14.2 million to MSS sales for the quarter.

For the first six months of the fiscal year, sales increased to $618.4 million compared to $515.2 million last year, an increase of 20%.  The majority of the sales increase came from CDS, which increased 44% compared to the first six months of 2010.  CTS sales increased 13% and MSS sales increased 11% compared to the first six months of last year. The acquisition of Abraxas added $15.5 million to MSS sales for the six-month period. See the segment discussions following for further analysis of segment sales.

Operating income increased 7% to $28.0 million in the quarter compared to $26.1 million in the second quarter of last year. CDS operating income more than doubled while CTS operating income decreased 13% compared to the second quarter of last year, and MSS operating income decreased 28%. Corporate and other costs for the quarter were $1.4 million for both years. These costs include investment in the development and marketing of new security related technologies of $0.3 million in the second quarter of fiscal 2011 and $0.5 million in 2010.

Operating income for the six-month period increased 19% to $55.2 million from $46.5 million last year. CDS operating income increased 62% over the first half of last year, CTS increased 8%, and MSS operating income decreased 8% from last year. Corporate and other costs for the first half of the fiscal year were $2.7 million for both years. Also included in the results of operations for the six-month period were expenses we incurred related to the Abraxas acquisition of $0.7 million. However, partially offsetting these expenses was a decrease of $0.6 million in our estimated liability for contingent consideration related to an acquisition we made in 2010. See the segment discussions following for further analysis of segment operating income.

Net income for the second quarter of fiscal 2011 increased to $19.9 million, or 75 cents per share, compared to $17.4 million, or 65 cents per share last year. For the first six months of the year, net income increased to $39.9 million, or $1.49 per share, from $31.1 million, or $1.16 per share last year. Net income increased for the quarter and first six months primarily due to the increase in operating income. Other income (expense) included a net foreign currency exchange loss of $0.3 million for the first six months of the year compared to a gain of $0.4 million last year, before applicable income taxes. Net income benefited from the retroactive reinstatement of the U.S. research and development credit in the first quarter of this year, which reduced the income tax provision by $1.5 million for the first half of this year.

Selling, general and administrative (SG&A) expenses increased in the second quarter this year to $37.4 million compared to $27.2 million last year. For the six-month period, SG&A increased to $74.4 million compared to $55.9 million last year. As a percentage of sales, SG&A expenses were 11.2% for the second quarter compared to 10.3% last year, and 12.0% for the first half of fiscal 2011 compared to 10.9% in fiscal 2010. The increase was due primarily to higher selling costs, as well as growth from acquisitions and expansion of our business in Australia. In addition, in the second quarter last year we collected $1.5 million of a receivable we had reserved for in 2009, which decreased SG&A expenses last year. Company funded research and development expenditures increased to $5.3 million for the second quarter compared to $3.6 million last year, and $11.5 million for the six-month period this year compared to $5.3 million last year, which mainly related to new defense technologies we are developing.

Our projected effective tax rate for fiscal 2011 is 28.6% and is reflected in the tax provision for the first six months. The projected effective rate for fiscal 2011 is lower than last year’s first half effective rate of 34.3% primarily because in the quarter ended December 31, 2010 the U.S. Congress reinstated the research and development credit, which had expired in December 2009. As mentioned above, because the reinstatement was retroactive, the first quarter provision this year also benefitted by an additional $1.5 million, which is the estimated additional credit we will realize in our fiscal 2010 tax return.  The effective rate for fiscal 2011 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)

Transportation Systems Segment Sales	$186.2	$165.5	$96.8	$91.2

Transportation Systems Segment Operating Income	$28.3	$26.1	$13.2	$15.1

CTS sales increased 6% in the second quarter to $96.8 million compared to $91.2 million last year, and increased 13% for the six-month period to $186.2 million from $165.5 million last year. Sales were higher from work on contracts in Australia and the U.K. Partially offsetting these increases were lower sales from design and build projects in North America compared to the second quarter and first six months of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in sales of $3.1 million for the second quarter and the six-month period.

Operating income from CTS decreased 13% in the second quarter this year to $13.2 million, compared to $15.1 million last year. In the second quarter of 2010 we had received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income last year. Also in the second quarter of 2010, we completed the installation of a gating system in Southern California, which had added to operating income last year. Partially offsetting these decreases was higher operating income on higher sales volume and reduced proposal related costs compared to what we had incurred last year in pursuing a contact in Sydney, Australia.

For the first half of the year operating income increased to $28.3 million compared to $26.1 million in the same period last year, an 8% increase. Higher sales from contracts in the U.K. and Australia added to operating income for the six-month period. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar added $0.4 million to operating income for the second quarter and $0.2 million for the six-month period.

Defense Systems Segment (CDS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)
Defense Systems Segment Sales
Training systems	$173.4	$112.7	$91.4	$50.3
Communications	22.1	24.7	10.3	12.4
Other	4.0	1.6	2.0	0.7
	$199.5	$139.0	$103.7	$63.4

Defense Systems Segment Operating Income
Training systems	$23.7	$8.9	$13.9	$4.3
Communications	2.4	3.0	1.6	1.0
Other	(6.7)	0.1	(4.4)	—
	$19.4	$12.0	$11.1	$5.3

Training Systems

Training systems sales increased 82% in the second quarter this year to $91.4 million compared to $50.3 million in the second quarter of last year, and were up 54% for the first six months of the fiscal year from $112.7 million to $173.4 million. Air combat training sales to the U.S. government were higher in the second quarter and six-month periods this year. Sales were also higher in this year’s second quarter and first six months from a ground combat training system we are building for a customer in the Far East, from small arms training systems and from MILES (Multiple Integrated Laser Engagement Simulation) equipment. These increases for the six-month period were partially offset by lower sales from a ground combat training system in the Middle East.

Training systems operating income more than tripled to $13.9 million in the second quarter this year from $4.3 million last year, and increased 166% from $8.9 million to $23.7 million for the six-month period. Higher air combat training, small arms training and MILES sales contributed to the increase in operating income, in addition to higher sales and improved margins from the ground combat training contract in the Far East. In the second quarter last year we collected $1.5 million of a receivable we had reserved for in 2009, adding to operating income for the quarter and first six months of last year.

Communications

Communications sales decreased 17% in the second quarter to $10.3 million from $12.4 million last year, and 11% for the first six months to $22.1 million this year compared to $24.7 million last year. Sales were higher for the six-month period from data links, but were lower in the second quarter this year. Sales were also higher for the quarter and six-month period from personnel locater systems but were lower from power amplifiers.

Communications operating income for the second quarter was $1.6 million, compared to $1.0 million in the second quarter of last year, an increase of 60%. We had incurred $1.3 million of development costs in the second quarter of 2010 for a new mini-common data link (mini-CDL) product, compared to modest operating income on mini-CDL sales in the second quarter of this year. The increase in operating income was partially offset by a decrease in other data link and power amplifier operating income for the quarter caused by a decrease in operating margins and sales.

Communications operating income for the six-month period decreased 20%, from $3.0 million last year to $2.4 million in the current year.  Lower sales of power amplifiers as well as decreased operating margins on personnel locater systems and data links, excluding mini-CDL, contributed to the lower operating income. Partially offsetting the decrease in operating income was an increase in operating income from mini-CDL sales.

Other

In 2010, CDS added two new businesses through acquisitions that are developing cross domain and global asset tracking products. In the first six months we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and six-month period, as reflected in the other caption in the table above. Also included in other for the quarter and six-month period this year was development expenses for combat identification technologies and an adjustment of $0.6 million recorded in the first quarter that reduced our estimated liability for contingent consideration related to one of the acquisitions in 2010.

Mission Support Services Segment (MSS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)

Mission Support Services Segment Sales	$231.9	$209.6	$133.1	$109.4

Mission Support Services Segment Operating Income	$10.2	$11.1	$5.1	$7.1

Sales from MSS increased 22% to $133.1 million in the second quarter this year, from $109.4 million last year and for first six months increased 11% to $231.9 million from $209.6 million. The acquisition of Abraxas added $14.2 million to sales for the quarter and $15.5 million for the six month period. Sales growth was also driven by increased activity in support of homeland security, under our Seaport-e contract, and in support of the U.S. Army in Afghanistan. Partially offsetting these sales improvements were lower sales from training and education contracts due to delays in contract awards, and services insourcing.

MSS operating income decreased 28% to $5.1 million in the second quarter this year from $7.1 million last year.  The operating loss of Abraxas for the quarter was $0.7 million which included $2.6 million of amortization of intangible assets. In addition, the decreased sales from certain higher margin training and education contracts contributed to lower operating income.

MSS operating income for the first six months decreased 8% to $10.2 million this year from $11.1 million last year. The year to date operating loss of Abraxas was $1.5 million, which included amortization of intangible assets of $2.9 million for the first six months as well as acquisition costs of $0.7 million that were incurred in the first quarter.  Lower revenue from certain higher margin training and education contracts also contributed to the decrease in operating income for the first six months this year. The first six months of 2010 had included a provision of $2.0 million, recorded in the first quarter, for a dispute with a customer over contract terms. We are continuing to pursue resolution of this matter.

Backlog

	March 31,	September 30,
	2011	2010
	(in millions)
Total backlog
Transportation Systems	$1,372.9	$1,112.6
Mission Support Services	840.0	850.3
Defense Systems:
Training systems	430.4	469.0
Communications and electronics	38.7	46.6
Other	8.3	7.8
Total Defense Systems	477.4	523.4
Other Operations	1.7	—
Total	$2,692.0	$2,486.3

Funded backlog
Transportation Systems	$1,372.9	$1,112.6
Mission Support Services	217.3	236.3
Defense Systems:
Training systems	430.4	469.0
Communications and electronics	38.7	46.6
Other	8.3	7.8
Total Defense Systems	477.4	523.4
Other Operations	1.7	—
Total	$2,069.3	$1,872.3

As reflected in the table above, total backlog increased $205.7 million and funded backlog increased $197.0 million from September 30, 2010 to March 31, 2011.  The majority of the CTS backlog increase was from a new contract awarded in Vancouver, which added $213.3 million as of March 31, 2011. In addition, changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar as of the end of the quarter increased backlog by approximately $44.2 million compared to September 30, 2010.  The acquisition of Abraxas added $92.9 million to our total backlog as of March 31, 2011. In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $28.1 million for the second quarter of the fiscal year and $44.2 million for the six-month period. In addition to net income, increases in customer advances contributed to the positive operating cash flows. The positive operating cash flows for the six-month period ended March 31, 2011 are net of a payment of $13.5 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned, consolidated variable interest entity (VIE). The positive operating cash flows came from all three segments.

Investing activities for the six-month period included the acquisition of Abraxas for $126.0 million and one other small defense systems company for $0.7 million, capital expenditures of $3.6 million and proceeds from sales or maturities of marketable securities of $41.8 million. Financing activities for the six-month period consisted of scheduled payments on our long-term debt of $4.3 million.

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of March 31, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $64.6 million, which reduce the available line of credit to $85.4 million.

Our financial condition remains strong with working capital of $288.4 million and a current ratio of 1.9 to 1 at March 31, 2011. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Abraxas Corporation in the first quarter of 2011. We do not believe this acquisition will have a material affect on our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 1-8931, Exhibit 3.1.

3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 1-8931, Exhibit 3.2.

10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 1-8931, Exhibit 10.1.

10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 1-8931, Exhibit 10.2.

10.3	Credit Agreement dated December 16, 2009. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2009, file No. 001-08931, Exhibit 10.3

10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 1-8931, Exhibit 10.4

10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 23, 2011, file No. 1-08931

15	Report of Independent Registered Public Accounting Firm

31.1	Certification of CEO

31.2	Certification of CFO

32.1	CEO Certification

32.2	CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 4, 2011	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	May 4, 2011	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller