Form 10-Q
period 2011-06-30
CUBIC CORP /DE/
filed 2011-08-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

As of July 13, 2011, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		As Restated
Net sales:
Products	$444,138	$456,850	$148,441	$189,812
Services	494,155	389,633	171,464	141,428
	938,293	846,483	319,905	331,240

Costs and expenses:
Products	314,902	323,127	114,325	135,533
Services	401,708	340,544	131,424	124,068
Selling, general and administrative	111,238	88,236	36,831	32,310
Research and development	17,807	10,343	6,281	4,995
Amortization of purchased intangibles	10,607	5,091	4,257	1,698
	856,262	767,341	293,118	298,604

Operating income	82,031	79,142	26,787	32,636

Other income (expense):
Interest and dividends	1,729	1,354	490	457
Interest expense	(1,155)	(1,282)	(374)	(414)
Other income (expense)	524	5,031	767	(727)

Income before income taxes	83,129	84,245	27,670	31,952

Income taxes	22,200	26,861	6,800	9,250

Net income	60,929	57,384	20,870	22,702

Less noncontrolling interest in income of VIE	261	—	56	—

Net income attributable to Cubic	$60,668	$57,384	$20,814	$22,702

Basic and diluted net income per common share	$2.27	$2.15	$0.78	$0.85

Dividends per common share	$0.19	$0.09	$—	$—

Average number of common shares outstanding	26,736	26,735	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2011	2010
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$312,857	$295,434
Short-term investments	26,108	84,081
Accounts receivable - net	207,950	210,284
Recoverable income taxes	9,762	8,320
Inventories - net	37,578	32,820
Deferred income taxes and other current assets	41,746	43,718
Total current assets	636,001	674,657

Long-term contract receivables	24,275	28,080
Property, plant and equipment - net	47,828	47,469
Goodwill	146,972	64,142
Purchased intangibles	58,290	26,295
Other assets	15,047	23,766
	$928,413	$864,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,304	$33,638
Customer advances	161,474	139,723
Accrued compensation and other current liabilities	105,959	109,035
Income taxes payable	7,063	20,107
Current portion of long-term debt	4,554	4,545
Total current liabilities	320,354	307,048

Long-term debt	11,596	15,949
Other long-term liabilities	58,313	53,653

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	577,155	521,567
Accumulated other comprehensive loss	(15,199)	(9,745)
Treasury stock at cost	(36,078)	(36,074)
Shareholders’ equity related to Cubic	538,452	488,322
Noncontrolling interest in variable interest entity	(302)	(563)
Total shareholders’ equity	538,150	487,759
	$928,413	$864,409

Note: The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		As Restated
Operating Activities:
Net income	$60,929	$57,384	$20,870	$22,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,246	11,240	6,160	3,946
Changes in operating assets and liabilities	18,999	(6,256)	24,915	(15,530)
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,174	62,368	51,945	11,118

Investing Activities:
Acquisitions, net of cash acquired	(126,825)	(7,176)	—	(6,326)
Consolidation of variable interest entity	—	38,266	—	—
Net additions to property, plant and equipment	(5,601)	(4,639)	(2,026)	(1,936)
Proceeds from sales or maturities of short-term investments	57,973	36,935	16,180	33,711
Purchases of short-term investments	—	(108,180)	—	(44,171)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(74,453)	(44,794)	14,154	(18,722)

Financing Activities:
Principal payments on long-term borrowings	(4,416)	(4,406)	(142)	(131)
Purchases of treasury stock	(4)	(3)	—	—
Dividends paid	(5,080)	(2,407)	(5,080)	(2,407)
Other	—	44	—	—
NET CASH USED IN FINANCING ACTIVITIES	(9,500)	(6,772)	(5,222)	(2,538)

Effect of exchange rates on cash	5,202	(7,664)	1,004	(1,768)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,423	3,138	61,881	(11,910)

Cash and cash equivalents at the beginning of the period	295,434	244,074	250,976	259,122

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$312,857	$247,212	$312,857	$247,212

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three- and nine-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2010.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2011	2010

Trade and other receivables	$18,697	$11,594
Long-term contracts:
Billed	89,400	85,016
Unbilled	124,818	142,417
Allowance for doubtful accounts	(690)	(663)
Total accounts receivable	232,225	238,364
Less estimated amounts not currently due	(24,275)	(28,080)
Current accounts receivable	$207,950	$210,284

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2011 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2010 represented non-current amounts due from customers under transportation systems contracts in the U.S., Australia and the U.K., and a defense systems contract in Canada.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
Work in process and inventoried costs under long-term contracts	$77,820	$71,696
Customer advances	(41,359)	(41,575)
Raw material and purchased parts	1,117	2,699
Net inventories	$37,578	$32,820

At June 30, 2011, work in process and inventoried costs under long-term contracts includes approximately $1.2 million in costs incurred for contracts in the defense systems segment where we have been selected as the preferred bidder but have not yet been awarded a contract, compared to $0.1 million as of September 30, 2010. We believe it is probable that these costs, plus appropriate profit margin, will be recovered upon the award of the contracts within the next quarter.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		As Restated

Net income attributable to Cubic	$60,668	$57,384	$20,814	$22,702
Foreign currency translation adjustments	3,851	(5,966)	661	(1,736)
Net unrealized gain (loss) from cash flow hedges	(9,305)	990	(232)	1,067
Comprehensive income	$55,214	$52,408	$21,243	$22,033

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The maturity dates of certificates of deposit are within approximately one year. The maturities of tax exempt bonds are within the next year. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

	June 30, 2011			September 30,
	Level 1	Level 2	Total	2010
Assets
Cash equivalents - money market funds	$166,202	$—	$166,202	$129,756
Short-term investments - U.S. government agency	—	—	—	36,000
Short-term investments - tax exempt bonds	26,108	—	26,108	48,081
Current derivative assets	—	11,078	11,078	11,428
Total assets	$192,310	$11,078	$203,388	$225,265
Liabilities
Current derivative liabilities	$—	$13,983	$13,983	$3,193
Noncurrent derivative liabilities	—	8,987	8,987	4,748
Total liabilities	$—	$22,970	$22,970	$7,941

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of June 30, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $76.1 million, which reduce the available line of credit to $73.9 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$615	$2,675	$209	$807
Interest cost	6,935	6,742	2,313	2,161
Expected return on plan assets	(7,552)	(6,931)	(2,521)	(2,224)
Amortization of actuarial loss	625	634	207	204
Administrative expenses	65	69	20	23
Net pension cost	$688	$3,189	$228	$971

Note 7 — Restatement of Interim Period Financial Statements within Fiscal Year 2010

During the third fiscal quarter of 2011, we identified errors in our consolidated financial statements for the three months ended March 31, 2010, the nine months ended June 30, 2010, and for the three months ended September 30, 2010. The errors relate to our historical accounting treatment of U.S. dollar denominated money market investments that are held by our wholly-owned subsidiary in the United Kingdom that has the British Pound as its functional currency. These investments were purchased during the quarter ended March 31, 2010 and we have historically recorded the impact of changes in exchange rates on these investments in other comprehensive income as we viewed this to be an economic hedge. Upon reviewing the accounting treatment for these investments we have concluded that these changes in exchange rates did not meet the requirements for hedge accounting treatment and therefore should have been recorded in other non-operating income.

As a result of these errors other non-operating income was understated by $5.0 million for the quarter ended March 31, 2010 and non-operating income was overstated by a similar amount for the quarter ended September 30, 2010. We evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that they were material to the interim periods previously presented and have restated these amounts. We also concluded that since the understatement of non-operating income in the quarter ended March 31, 2010 approximated the overstatement in the quarter ended September 30, 2010, the errors were not material to our consolidated financial statements for the fiscal year ended September 30, 2010. These restatements had no impact on the consolidated financial statements for the nine months ended June 30, 2011 or any interim financial statements within that period.

Throughout this Report on Form 10-Q, amounts presented from prior periods and prior period comparisons have been revised and labeled as “restated” and reflect the balances and amounts on a restated basis.

The following table summarizes the effects of the restatements on the specific line items presented in our historical condensed consolidated statement of income for the nine months ended June 30, 2010 (in thousands):

	(As previously
Nine Months ended June 30, 2010:	reported)	(As restated)

Other income (expense)	$(8)	$5,031
Income before income taxes	79,206	84,245
Income taxes	25,450	26,861
Net income	53,756	57,384
Net income attributable to Cubic	53,756	57,384

Basic and diluted net income per common share	2.01	2.15

The restatements had no impact on the financial statement amounts previously reported for our revenues or operating costs and expenses for the nine months ended June 30, 2010.

The following table summarizes the effects of the restatements on the specific line items presented in our historical condensed consolidated statement of cash flows for the nine months ended June 30, 2010 (in thousands):

	(As previously
Nine Months ended June 30, 2010:	reported)	(As restated)

Net income	$53,756	$57,384
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities	(7,667)	(6,256)
Net cash provided by operating activities	57,329	62,368

Effect of exchange rates on cash	(2,625)	(7,664)

The following is a summary of our restated quarterly results of operations for the year ended September 30, 2010:

	Quarter Ended				YTD
	December 31	March 31	June 30	September 30	September 30
	(in thousands, except per share data)
		As Restated		As Restated
Fiscal 2010
Net sales	$250,684	$264,559	$331,240	$347,706	$1,194,189
Operating income	20,374	26,132	32,636	26,383	105,525
Net income	13,663	21,019	22,702	13,252	70,636
Net income per share	0.51	0.79	0.85	0.49	2.64

Note 8 — Income Taxes

Our effective tax rate for the nine months ended June 30, 2011 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate, and due to the impact of research and development (R&D) and other income tax credits. Our effective tax rate for the nine months ended June 30, 2011 is less than our effective tax rate for fiscal 2010 and our projected tax rate for fiscal 2011. The primary reason for the decrease in 2011 is that more of our income is in foreign jurisdictions. In addition, in the quarter ended December 31, 2010 the U.S. Congress retroactively reinstated the R&D credit, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D credit, the first quarter provision this year benefitted by $1.5 million, which is the estimated credit we will realize in our fiscal 2010 tax return. In the quarter ended June 30, 2011 we also recorded a benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expirations.

The amount of unrecognized tax benefits was $2.8 million at June 30, 2011 and $3.2 million at September 30, 2010, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $2.8 million at June 30, 2011.

As of June 30, 2011, our open tax years in significant jurisdictions include 2006-2010 in the UK and 2008-2010 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 9 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At June 30, 2011 and September 30, 2010, we had foreign exchange contracts with a notional value of $334.8 million and $232.5 million outstanding respectively.

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

For the three and nine months ended June 30, 2011 and June 30, 2010, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $5.4 million, net of income taxes, which will be offset by a gain on the underlying exposure.

Note 10 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales:
Transportation Systems	$293.6	$276.7	$107.4	$111.2
Defense Systems	285.9	247.5	86.4	108.5
Mission Support Services	357.8	320.9	125.9	111.3
Other	1.0	1.4	0.2	0.3
Total sales	$938.3	$846.5	$319.9	$331.3

Operating income (loss):
Transportation Systems	$41.9	$40.7	$13.6	$14.6
Defense Systems	25.7	23.6	6.3	11.6
Mission Support Services	18.2	18.7	8.0	7.6
Unallocated corporate expenses and other	(3.8)	(3.9)	(1.1)	(1.2)
Total operating income	$82.0	$79.1	$26.8	$32.6

Note 11 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for national agency and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the nine months ended June 30, 2011 the amounts of Abraxas’ net sales and net loss after taxes included in our consolidated statement of income were $30.5 million and $1.0 million, respectively, including $0.7 million in transaction related costs.

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Abraxas and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill will be allocated primarily to our MSS segment and is not expected to be deductible for federal tax purposes.

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

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$951.7	$889.8	$319.9	$345.7

Net income attributable to Cubic	$60.7	$57.6	$20.8	$22.8

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

Note 12 — Legal Matter

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

June 30, 2011

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

Mission Support Services (MSS) is a leading provider of highly specialized support services including live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; risk mitigation services, and subject matter and operational expertise for national agency and homeland security clients; as well as support to field operations, force deployment and redeployment, and logistics. The Abraxas acquisition expanded our MSS customer base within both the Defense and non-Defense Intelligence Communities (IC).

Restatement of Previously Issued Consolidated Financial Statements

During the third fiscal quarter of 2011, we identified errors in our consolidated financial statements for the three months ended March 31, 2010, for the nine months ended June 30, 2010, and for the three months ended September 30, 2010. We have restated our previously reported consolidated statements of income and cash flows for the nine months ended June 30, 2010 to record the impact of changes in exchange rates on U.S. dollar denominated money market investments that are held by our wholly-owned subsidiary in the United Kingdom that has the British Pound as its functional currency.  These investments were purchased during the quarter ended March 31, 2010 and we historically recorded the impact of changes in exchange rates on these investments in other comprehensive income as we viewed this to be an economic hedge upon reviewing the accounting treatment for these investments we have concluded that these changes in exchange rates did not meet the requirements for hedge accounting treatment and therefore should have been recorded in other non-operating income.

As a result of these errors other non-operating income was understated by $5.0 million for the quarter ended March 31, 2010 and non-operating income was overstated by a similar amount for the quarter ended September 30, 2010. We evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that they were material to the interim periods previously presented and have restated these amounts.  We also concluded that since the understatement of non-operating income in the quarter ended March 31, 2010 approximated the overstatement in the quarter ended September 30, 2010, there errors were not material to our consolidated financial statements for the fiscal year ended September 30, 2010. The restatements had no impact on on the consolidated financial statements for the nine months ended June 30, 2011 or any interim financial statements within that period.

Consolidated Overview

Sales for the quarter ended June 30, 2011 were $319.9 million compared to $331.3 million last year, a decrease of 3%, with earnings per share (EPS) of $0.78 compared to $0.85 last year. However, for the first nine months of the fiscal year, sales increased 11% and EPS increased to $2.27 from the restated 2010 EPS of $2.15. While EPS was lower than last year’s third quarter, it was nevertheless the highest for the nine months and the second best quarter in our history.  Backlog for the period ended June 30, 2011 was up by $327.3 million compared to September 30, 2010.

In the third quarter of 2010, we had a significant boost to sales and operating income in the CDS segment from a significant delivery of virtual small arms training systems to a U.S. government customer. However, in the current year the deliveries of these systems occurred throughout the year, resulting in sales and operating income more evenly spread across the quarters. The third quarter last year also included a large equipment sale in the CTS segment, adding to sales and operating income for the quarter. This was a unique event, as sales from CTS usually come from the development of systems over a period of time, resulting in the revenue spread over the period of performance.

For the first nine months of the fiscal year, sales increased to $938.3 million compared to $846.5 million last year, an increase of 11%.  The majority of the sales increase came from CDS, which increased 16% compared to the first nine months of 2010.  CTS sales increased 6% and MSS sales increased 11% compared to the first nine months of last year. The acquisition of Abraxas added $30.5 million to MSS sales for the nine-month period. See the segment discussions following for further analysis of segment sales.

Operating income was $26.8 million in the quarter compared to $32.6 million in the third quarter of last year, a decrease of 18%. MSS operating income increased 5% while CTS operating income decreased 7% compared to the third quarter of last year, and CDS operating income was 46% lower. Corporate and other costs for the quarter were $1.1 million in 2011 compared to $1.2 million in 2010. These costs include investment in the development and marketing of new security related technologies of $0.2 million in the third quarter of fiscal 2011 and $0.3 million in 2010.

Operating income for the nine-month period increased 4% to $82.0 million from $79.1 million last year. CDS operating income increased 9% and CTS increased 3%, while MSS decreased 3% from last year. Corporate and other costs were $3.8 million in 2011 compared to $3.9 million in 2010. This year’s nine-month period also included $1.4 million in costs for pilot programs for transportation systems. In addition, included in the results of operations for the nine-month period were expenses we incurred related to the Abraxas acquisition of $0.7 million. However, offsetting these expenses was a decrease of $0.7 million in our estimated liability for contingent consideration related to an acquisition we made in 2010. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the third quarter of fiscal 2011 was $20.8 million, or 78 cents per share, compared to $22.7 million, or 85 cents per share last year. The decrease for the quarter was due to the decrease in operating income on lower sales. For the first nine months of the year, net income attributable to Cubic increased to $60.7 million, or $2.27 per share, from the restated 2010 results of $57.4 million, or $2.15 per share. Net income increased for the first nine months primarily due to the increase in operating income. Other income (expense) included a net foreign currency exchange gain of $0.4 million for the first nine months of the year compared to a gain of $5.0 million last year, as restated, before applicable income taxes. In addition, net income benefited from the retroactive reinstatement of the U.S. research and development credit in the first quarter of this year, which reduced the income tax provision by $1.5 million. In the third quarter of this year we recorded a tax benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expiration.

Selling, general and administrative (SG&A) expenses increased in the third quarter this year to $36.8 million compared to $32.3 million last year. For the nine-month period, SG&A increased to $111.2 million compared to $88.2 million last year. As a percentage of sales, SG&A expenses were 11.5% for the third quarter compared to 9.8% last year, and 11.9% for the nine-month period compared to 10.4% last year. The increase was due primarily to higher selling costs, as well as growth from acquisitions and expansion of our business in Australia. In addition, in the first nine-months of last year we collected $1.9 million of a receivable we had reserved for in 2009, which decreased SG&A expenses last year. Company funded research and development expenditures increased to $6.3 million for the third quarter compared to $5.0 million last year, and $17.8 million for the nine-month period this year compared to $10.3 million last year, which mainly related to new defense technologies we are developing.

Our projected effective tax rate for fiscal 2011 is 27.3% and is reflected in the tax provision for the first nine months. The projected effective rate for fiscal 2011 is lower than last year’s effective rate for the nine-months of 31.9% primarily because of the increase in the percentage of our income that is earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. Federal statutory rate. Also, in the quarter ended December 31, 2010 the U.S. Congress reinstated the research and development credit, which had expired in December 2009. As mentioned above, because the reinstatement was retroactive, the first quarter provision this year also benefitted by an additional $1.5 million, which is the estimated additional credit we will realize in our fiscal 2010 tax return.  Also, in the third quarter of this year we recorded a tax benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expiration. The effective rate for fiscal 2011 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Transportation Systems Segment Sales	$293.6	$276.7	$107.4	$111.2

Transportation Systems Segment Operating Income	$41.9	$40.7	$13.6	$14.6

CTS sales in the third quarter were $107.4 million compared to $111.2 million last year, a decrease of 3%. Operating income decreased 7% in the third quarter this year to $13.6 million from $14.6 million last year. In the third quarter of last year, we had completed a large gating system installation for a customer in Southern California and performed significant contract work for a San Francisco Bay Area customer, resulting in higher sales and operating income in the third quarter of 2010. Partially offsetting these decreases in the current quarter were higher sales and operating income from work on contracts in Australia and the U.K. In addition, the average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar added $7.8 million to sales and $0.9 million to operating income for the third quarter.

CTS sales increased 6% for the nine-month period this year to $293.6 million from $276.7 million last year, and operating income increased to $41.9 million compared to $40.7 million in the same period last year, a 3% increase. The nine-month sales and operating income this year were higher from work on contracts in Australia and the U.K. In addition, we had reduced proposal related costs compared to what we had incurred last year in pursuing a contact in Sydney, Australia. Partially offsetting these increases were lower sales and operating income from the gating system customer in Southern California mentioned above. In addition, in 2010 we had received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in sales of $10.9 million for the nine-month period and an increase in operating income of $1.1 million.

Defense Systems Segment (CDS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Defense Systems Segment Sales
Training systems	$249.8	$202.2	$76.4	$89.5
Communications	28.8	43.0	6.7	18.3
Other	7.3	2.3	3.3	0.7
	$285.9	$247.5	$86.4	$108.5

Defense Systems Segment Operating Income
Training systems	$33.0	$20.6	$9.3	$11.7
Communications	4.5	3.0	2.1	—
Other	(11.8)	—	(5.1)	(0.1)
	$25.7	$23.6	$6.3	$11.6

Training Systems

Training systems sales decreased 15% in the third quarter this year to $76.4 million compared to $89.5 million in the third quarter of last year. Operating income was down 21% for the quarter from $11.7 million last year to $9.3 million this year. In the third quarter of last year, a delivery of virtual small arms training systems to a U.S. government customer resulted in significant sales and operating income for the quarter. Partially offsetting these decreases in the current quarter were higher air and ground combat training sales and operating income from customers in the U.S., the U.K., and the Middle East. Sales and operating income were also higher in this year’s third quarter from a ground combat training system we are building for a customer in the Far East.

Training systems sales were up 24% for the first nine months of the fiscal year from $202.2 million to $249.8 million, and operating income increased 60% from $20.6 million to $33.0 million for the nine-month period. Higher sales and operating income from air combat training, ground combat training, and MILES (Multiple Integrated Laser Engagement Simulation) equipment contributed to the increase. In addition, we had higher sales and improved margins from the ground combat training system we are building for a customer in the Far East. Partially offsetting this was the collection in the prior year of $1.9 million of a receivable we had reserved for in 2009, which added to operating income for the first nine months of last year.

Communications

Communications sales decreased 63% in the third quarter to $6.7 million from $18.3 million last year, and 33% from $43.0 million to $28.8 million for the first nine months. Sales were higher for the third quarter and nine-month period from personnel locater systems, but were lower from data links and power amplifiers.

Communications operating income for the third quarter was $2.1 million, compared to breakeven in the third quarter of last year. Communications operating income for the nine-month period increased 50%, from $3.0 million last year to $4.5 million in the current year. Higher personnel locater systems sales and improved margins on data links contributed to the increase for the quarter and nine-month period. This increase was partially offset by a decrease in operating income on lower power amplifier sales. In addition, in the prior year third quarter and nine-month period we had realized lower operating income as a result of development costs for a new mini-common data link (mini-CDL) product of $1.3 million and $3.6 million, respectively, compared to profitable sales of mini-CDL products for the quarter and nine-month period this year.

Other

In 2010, CDS added two new businesses through acquisitions that are developing cross domain and global asset tracking products. In the first nine months we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and nine-month period, as reflected in the other caption in the table above. Also included in other for the quarter and nine-month period this year was development expenses for combat identification technologies. Partially offsetting these expenses was an adjustment of $0.7 million recorded in the first nine months this year that reduced our estimated liability for contingent consideration related to one of the acquisitions in 2010.

Mission Support Services Segment (MSS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Mission Support Services Segment Sales	$357.8	$320.9	$125.9	$111.3

Mission Support Services Segment Operating Income	$18.2	$18.7	$8.0	$7.6

Sales from MSS increased 13% to $125.9 million in the third quarter this year, from $111.3 million last year and for first nine months increased 11% to $357.8 million from $320.9 million. The acquisition of Abraxas added $15.0 million to sales for the quarter and $30.5 million for the nine month period. Sales growth was also driven by increased activity in support of homeland security under our Seaport-e contract, and in support of instruction and maintenance of flight simulators. Partially offsetting these sales improvements were lower sales from training and education contracts due to delays in contract awards, and services insourcing primarily by the U.S. Army.

MSS operating income increased 5% to $8.0 million in the third quarter this year from $7.6 million last year as a result of a settlement of $1.4 million received in the quarter related to a dispute over contract terms that arose in 2010.  Abraxas incurred an operating loss of $0.3 million for the quarter, which included $2.6 million of amortization of intangible assets. MSS operating income for the first nine months decreased 3% to $18.2 million this year from $18.7 million last year. Abraxas incurred an operating loss of $1.8 million for the nine-month period, which included amortization of intangible assets of $5.5 million for the first nine months as well as acquisition costs of $0.7 million that were incurred in the first quarter.  Lower revenue from certain higher margin training and education contracts also contributed to the decrease in operating income for the first nine months this year. The first nine months of 2010 had included a provision of $2.0 million, recorded in the first quarter, for the dispute with a customer over contract terms mentioned above.

Backlog

	June 30,	September 30,
	2011	2010
	(in millions)
Total backlog
Transportation Systems	$1,482.7	$1,112.6
Mission Support Services	890.9	850.3
Defense Systems:
Training systems	395.6	469.0
Communications and electronics	44.2	46.6
Other	10.0	7.8
Total Defense Systems	449.8	523.4
Other Operations	1.5	—
Total	$2,824.9	$2,486.3

	June 30,	September 30,
	2011	2010
	(in millions)
Funded backlog
Transportation Systems	$1,482.7	$1,112.6
Mission Support Services	265.6	236.3
Defense Systems:
Training systems	395.6	469.0
Communications and electronics	44.2	46.6
Other	10.0	7.8
Total Defense Systems	449.8	523.4
Other Operations	1.5	—
Total	$2,199.6	$1,872.3

As reflected in the table above, total backlog increased $338.6 million and funded backlog increased $327.3 million from September 30, 2010 to June 30, 2011.  The majority of the CTS backlog increase was from a new contract awarded in Vancouver, which added $208.8 million as of June 30, 2011. In addition, changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar as of the end of the quarter increased backlog by approximately $56.2 million compared to September 30, 2010.  The acquisition of Abraxas added $120.1 million to our total backlog as of June 30, 2011. In MSS, the difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. We do not include options for the purchase of additional systems or equipment in backlog until exercised, nor do we include indefinite delivery, indefinite quantity contracts until an order is received.

Liquidity and Capital Resources

Operating activities provided cash of $51.9 million for the third quarter of the fiscal year and $96.2 million for the nine-month period. In addition to net income, reductions in accounts receivable and increases in customer advances contributed to the positive operating cash flows. The positive operating cash flows for the nine-month period ended June 30, 2011 are net of a payment of $13.4 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned, consolidated variable interest entity (VIE). The positive operating cash flows came from all three segments.

Investing activities for the nine-month period included the acquisition of Abraxas for $126.0 million and one other small defense systems company for $0.7 million, capital expenditures of $5.6 million and proceeds from sales or maturities of marketable securities of $58.0 million. Financing activities for the nine-month period consisted of scheduled payments on our long-term debt of $4.4 million and dividends paid to our shareholders of $5.1 million.

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of June 30, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $76.1 million, which reduce the available line of credit to $73.9 million.

As of June 30, 2011, $224.4 million of the $339.0 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $315.6 million and a current ratio of 2.0 to 1 at June 30, 2011. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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
101

Financial statements from the Cubic Corporation Quarterly Report of Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated condensed balance sheets, (ii) consolidated condensed statements of income, (iii) consolidated condensed statements of cash flows, and (iv) notes to consolidated financial statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 4, 2011	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	August 4, 2011	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller