Form 10-K
period 2011-09-30
CUBIC CORP /DE/
filed 2011-11-22
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of 17,311,956 shares of voting stock held by non-affiliates of the registrant was: $995,437,470 as of March 31, 2011, based on the closing stock price on that date.

Number of shares of common stock outstanding as of October 27, 2011 including shares held by affiliates is: 26,736,307 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on February 28, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic”) was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, we moved our corporate domicile to the State of Delaware.

Cubic is mainly involved in the design, development, manufacture, integration, installation, operation, maintenance, and support of high technology products and systems. We are also a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. Government and allied nations.  We are focused on the defense and transportation markets and have recently also added cyber security and asset tracking businesses. We operate three reportable segments, including transportation systems, defense systems and mission support services.

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

Our defense systems business includes training systems, communications, cyber security and asset tracking. We are a leading provider of customized military range instrumentation, training and applications systems, and simulators. In addition, we are a supplier of communications products including data links, power amplifiers, and avionics systems.

Our mission support services business is a leading provider of highly specialized support services including live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; intelligence support; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; as well as support to field operations, force deployment and redeployment, and logistics.

During fiscal year 2011, approximately 56% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

Cubic’s internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found on our Internet website under the heading “Investor Information”. We make these reports readily available free of charge in a reasonably practicable time after we electronically file these materials with the Securities and Exchange Commission.

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2011. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

TRANSPORTATION SYSTEMS SEGMENT

Cubic Transportation Systems (CTS) is the leading delivery, integration and IT service provider of automated fare collection systems and turnkey services for public transport authorities worldwide.  We provide a range of service and system solutions for the bus, bus rapid transit, light rail, commuter rail, heavy rail, ferry and parking markets.  Our solutions and services include system design, central computer systems, mobile phone ticketing, equipment design and manufacturing, installation, software development and integration, test, implementation, and warranty. The full suite of services covers computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance. We deliver and service leading edge open standards, account based Automated Fare Collection (AFC) technologies and well established card based AFC solutions.

Over the years, we have been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London and various other cities around the U.K., Vancouver, B.C. Canada, Brisbane and Sydney in Australia, the Frankfurt/RMV region in Germany, Sweden, the New York / New Jersey region, the Washington, D.C. / Maryland / Virginia region, the Los Angeles region, the San Diego region, the San Francisco Bay area, Miami, Florida, Minneapolis/St. Paul, Chicago, and Atlanta. These programs provide a base of current business and the potential for additional future business as the systems are expanded.

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

The automated fare collection business is a niche market which is only able to sustain a relatively few number of suppliers.  Because of the long life expectancy of these systems and the few companies able to supply them, there is fierce competition to win these jobs, often resulting in low initial contract profitability.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system, as well as interoperability of multiple transit operators within a single networked system.  As such, there is a growing trend for regional ticketing systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional transit payment media. Recent transit agency procurements for open payment fare systems will extend the acceptance of payment media from transit smart cards, to contactless bank cards and Near Field Communication (NFC) enabled smart phones.

There is also an emerging trend for other applications to be added to these regional systems to expand the utility of the transit payment media, offering higher value and incentives to the end users, and lowering costs and creating new revenue streams for the regional system operators.  As a result, these regional systems have created opportunities for new levels of systems support and services including customer support call center and web support services, smart card production and distribution, financial clearing and settlement, retail merchant network management, transit benefit support, and software application support.  In some cases, operators are choosing to outsource the ongoing operations and commercialization of these regional ticketing systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long-term.

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

Backlog — CTS:

Funded sales backlog of CTS at September 30, 2011 and 2010 amounted to $1.369 billion and $1.113 billion, respectively. We expect that approximately $919 million of the September 30, 2011 backlog will not be completed by September 30, 2012.

CTS Competitive Environment:

We are one of several companies involved in providing automated fare collection systems solutions and services for public transport operators worldwide including competitors such as Thales, ACS a Xerox Company, and Scheidt & Bachmann. The requirements of the open standards fare collection system call for system integration with payment industry infrastructures and outsourcing of longer term IT support functions, which can be attractive to other IT system integrators such as Accenture and IBM.

In addition, there are many smaller local companies, particularly in European and Asian markets.  For large national tenders, our competitors may form consortiums that could include telecommunications, financial institutions and consulting companies in addition to the fare collection and computer services companies noted above. These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete.

We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

DEFENSE SYSTEMS SEGMENT

Cubic Defense Systems (CDS) consists of several market-focused businesses: Training Systems, Communications, Global Asset Tracking, and Cyber Security.  Our systems and products include customized military range instrumentation systems, laser-based training systems, virtual simulation systems, communications products including data links, power amplifiers,  avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements. We market our capabilities directly to various U.S. government departments and agencies, as well as foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

Training Systems

Our Training Systems business is a pioneer and market leader in the design, innovation, and manufacture of immersive and instrumented training systems and products for military customers.  Immersive training systems enable dismounted soldiers to train in a hyper-realistic virtual environment. Instrumented training systems are used for live training in air and ground combat domains, with weapons and other effects simulated by electronics, software, and/or laser technologies.  These systems collect and record simulated weapons engagements, tactical behavior, and event data to evaluate combat effectiveness, lessons learned, and provide a basis to develop after action reviews.

Our training business is organized into Air Combat and Ground Combat divisions.   In Air Combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War.  The ACMI product line has progressed through several generations of technologies and capabilities.  We continue to maintain a market leadership position based on the competitive award of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract in 2003, called P5, to provide advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps.  We also received a $50 million development contract in 2007 to develop an internal version of the P5 system for use on the F-35 Joint Strike Fighter. While most of the latest ACMI systems are designed to operate in a “rangeless” environment, we continue to support a number of legacy, fixed geographic ranges.  Many nations employ our ACMI systems for air-to-air combat training.

Ground Combat training uses systems analogous to air ranges for ground force training, tactical engagement simulation systems (generally known as MILES (Multiple Integrated Laser Engagement Simulation Equipment)), as well as virtual simulation systems.  Our leadership role in instrumented training was established during the 1990s when we provided turnkey systems for U.S. Army training centers at Fort Polk, LA (Joint Readiness Training Center — JRTC) and Hohenfels, Germany (Combat Maneuver Training Center — CMTC).   Since the completion of these original contracts, we have dramatically expanded our market footprint with the sale of fixed, mobile and urban operation training centers around the world. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains.

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

Our Simulation Systems Division (SSD) produces immersive virtual training systems, employing actual or realistic weapons and systems together with visual imagery to simulate battlefield environments. Also at SSD, we produce maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles and armored vehicles.

Communications

Our Communications business is a supplier of secure data links, high power RF amplifiers, direction finding systems, remote video terminals, and search and rescue avionics for the U.S. military, government agencies, and allied nations.  We supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system during the 1980s, as well as the United Kingdom’s ASTOR program and continue to provide spare parts and system upgrades.  More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), and remote video terminals. Capitalizing on a multiyear internal R&D program, we won a competitive contract in fiscal year 2003 to develop and produce the Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS has been installed on major surface ships of the U.S. fleet. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K. Watchkeeper and the U.S. Firescout UAV programs.

Our Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search and rescue mission.  PLS is designed to interface with all modern search and rescue system standards.  We also supply high power amplifiers and direction finding systems to major primes and end users for both domestic and international applications.  These include systems used by the Canadian Coast Guard, the U.S. Navy, the U.S. Air Force, and the French Army.

Global Asset Tracking

In May 2010 Cubic acquired the assets of Impeva Labs and formed a new subsidiary called Cubic Global Tracking Solutions, Inc (CGTS).  CGTS global tracking technology is deployed with the US Department of Defense (DOD) for tracking and monitoring DOD supply chain assets.  The products employ satellite, GSM mobile communications and encrypted mesh network technologies.  The company offers a Device Management Center that provides continuous, reliable, real-time monitoring and event notification without fixed infrastructure.  The products are designed to operate remotely for years based on highly efficient battery optimization.  The company operates under an indefinite delivery/indefinite quantity subcontract to develop advanced wireless solutions for the U.S. Army’s Logistics Innovation Agency. In December 2010, we acquired XIO Strategies, a logistics consulting firm based in Vienna, VA, to augment our domain expertise in logistics and to improve access to customers in the federal government.

Cyber Security

In June 2010 Cubic acquired Safe Harbor Holdings, a cyber security and information assurance company, and formed a new subsidiary called Cubic Cyber Solutions, Inc (CCSI).  CCSI provides specialized security and networking infrastructure, system certification and accreditation, and enterprise-level network architecture and engineering services.  The company also provides cross domain hardware solutions to address multi-level security challenges across common networks. More recently certain CCSI operations have been consolidated within our newly acquired subsidiary, Abraxas Corporation, to simplify recruiting, program management and customer interfaces.

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

Backlog — CDS:

Funded sales backlog of CDS at September 30, 2011 was $535 million compared to $523 million at September 30, 2010.  We expect that approximately $325 million of the September 30, 2011 backlog will not be completed by September 30, 2012.

MISSION SUPPORT SERVICES SEGMENT

Cubic Mission Support Services (MSS) is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. Government and allied nations.  MSS is comprised of approximately 4,600 employees working at more than 130 locations in 21 nations throughout the world.  Our employees serve with clients in actual training and operational environments to help prepare and support forces through provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions.  The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor teams; mobilization and demobilization of forces prior to and following deployment; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national security and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  In this competitive market, Cubic is viewed as a premier service provider and formidable competitor. We typically compete as a prime contractor to the government, but also team with other companies. During the past year we have experienced increased price competition and contract awards for shorter performance periods. Also, due to the US Government’s increased emphasis on small business contracting, we have increased the amount of subcontracts to small businesses.  In addition, some of the contracts where we were the prime contractor in the past were re-competed as small business contracts and we are now a subcontractor with a reduced role.

Much of our early work centered on battle command training and simulation in which military commanders are taught to make correct decisions in battlefield situations.  Our comprehensive business base has broadened to include integrated live, virtual, and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis and other support to the national security community; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces at multiple U.S. locations; and we provide in-country logistics, maintenance, operational, and training support to U.S. Forces deployed in overseas locations.

Our contracts include providing mission support services to three of the Army’s major Combat Training Centers (CTCs): JRTC as prime contractor and the National Training Center (NTC) and Battle Command Training Program (BCTP) as a principal subcontractor.  These services include planning, executing, and documenting realistic and stressful large scale exercises and mission rehearsals that increase the readiness of both active and reserve U.S. conventional and special operations forces by placing them in situations as close to actual combat as possible.

For the U.S. Joint Community, MSS is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Coalition Warfare Center (JCWC), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC).  We provide technical and management support services to the U.S. Army’s National Simulation Center (NSC) at Fort Leavenworth, Kansas. Under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract, we provide comprehensive training and exercise support to U.S. Marine Corps forces worldwide, including real-world mission rehearsals.  We have planned and executed virtually all Marine Corps simulation-based exercises worldwide since 1998, directly preparing Marines for combat operations. We provide training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

We initiated and have continued to operate the Korea Battle Simulation Center (KBSC) since its inception in 1991.  KBSC prepares U.S. and allied forces in Korea to deal with mission situations that may develop in their areas of responsibility.  Our KBSC contract includes support to the world’s largest and most complex simulation-based training exercises.

We support the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons.  We support DTRA with modeling and simulations to analyze, assess, and predict the effects of such weapons in combat and other environments. Additionally, we provide comprehensive support to help plan, manage, and execute DTRA’s worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders, and other users of DTRA products.

We provide research, development, and technical engineering (RDTE) support to the U.S. Air Force Research Laboratories (AFRL) for assistance in the identification and application of current, new and emerging technologies leading to proof-of-principle evaluations of advanced operational concepts.

We have multiple contracts with all U.S. Armed Services and other government agencies to improve the quality and reach of training and education of individuals and small teams up through collective training of large organizations. Our services, products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning (e-learning), serious military games for training, and other advanced education programs for U.S. and allied forces.

An important part of our services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment.  These very broad defense modernization contracts entail sweeping vision and minute detail, involving both the nations’ strategic foundation and the detailed planning of all aspects of reform. We also develop and operate battle simulation centers for U.S. forces in Europe, as well as for select countries in Central and Eastern Europe.

In December of 2010, we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides support services to the military and national intelligence communities, and subject matter and operational expertise for special operations, law enforcement, and homeland security clients.

We believe the combination and scope of our growing mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — MSS:

Funded sales backlog of our MSS segment at September 30, 2011 was $259 million compared to $236 million at September 30, 2010.  Total backlog, including unfunded customer orders and options under multiyear service contracts, was $932 million at September 30, 2011 compared to $850 million at September 30, 2010. We expect that approximately $576 million of the September 30, 2011 total backlog will not be completed by September 30, 2012.

MSS and CDS Competitive Environment:

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, domestic and international.  Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications and SAIC, as well as other smaller companies.  In many cases, we have also teamed with these same companies, in both prime and subcontractor roles, on specific bid opportunities.  While we are generally smaller than our principle competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and the ability to rapidly focus technology and innovation to solve customer problems.

Projects must compete for funding in the defense budget.  While the U.S. defense budget is expected to decrease over the next few years, there is potential for long-term growth to occur in those segments that offer high payoff and are consistent with peacetime readiness priorities and growing fiscal constraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems that rapidly collect, process, and disseminate the right information to the right place at the right time, resulting in what DOD calls network-centric warfare.  We believe our training systems, training support, operational support, and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

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

Leverage Long-Term Relationships

We seek to maintain long-term relationships with our customers through repeat business by continuing to achieve high levels of performance and providing innovations on our existing contracts.  By achieving this goal, we can leverage our returns through repeat business with existing customers and expand our presence in the market through sales of similar systems at “good value” to additional customers.

CTS maintains continuous long-term relationships with its customers, such as Transport for London (TfL). Starting with a small trial of magnetic ticketing and gating in 1978, we have continuously delivered fare collection equipment and systems to TfL as its exclusive fare collection system supplier. Under a 2008 contract awarded by TfL, we are now the prime contractor responsible for operating and maintaining the Oyster system. This contract, the Future Ticket Agreement, will continue our relationship with TfL until a re-compete is required in 2015.

Our track record of performance in supplying and servicing some of the largest automated fare collection systems around the world has earned us another major new contract this year. The South Coast British Columbia Transportation Authority awarded a contract to us for the open payment ready Smart Card and Faregate System for the Greater Vancouver region. Their decision was also reinforced by our long-term performance in other major metropolitan areas including: San Francisco Bay Area since 1974, Washington D.C., since 1975, and New York since 1991.

An example of this strategy at CDS is the ongoing award of contracts for laser engagement training systems by the U.S. Military. Starting in 1995, Cubic developed its first generation of MILES provided to the U.S. Army and Marine Corps for live combat training. This year we were awarded more than $250 million in IDIQ contracts spanning the next five years to provide the next generation systems for individual soldiers and vehicles. Thus, since the initial contracts in 1995, we have successfully and continuously supplied the U.S. with the latest in laser engagement technologies.

This business strategy is particularly important for MSS as we rely heavily on our current and past performance to win recompete contracts and gain new customers. As a result of maintaining a high level of performance, we continue to provide a combination of our support services for our principal long-term customers including the Joint Readiness Training Center (JRTC) since 2001, the Marine Corps since 1998, and the Korean Battle Simulation Center (KBSC) since 1991. Our continuous record of performance for these customers helps us to gain new business. For example, this year we won a new U.S. Army Multiple Award Contract, Operations Planning, Training and Resource Support Services for Warfighter Operations (OPTARSS II).

Expand Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base.  In aggregate, approximately 52% of our sales revenue in 2011 was from service work. We believe that a strong base of service work helps to enhance profitability and smooth the revenue fluctuations inherent in systems work.

At CTS, our managed service offerings are growing.  Due to the technical complexities of operating electronic fare collection systems, transit agencies are turning to third parties to supply IT services and other operational and maintenance services, such as regional settlement, card management and customer support services, that would otherwise be performed by the transit agency. As a result, we are now providing a suite of turnkey outsourced services for more than 20 transit authorities worldwide. Approximately 54% of CTS’ sales revenue was from service business in 2011.

Today, CTS delivers a wide range of services from customer support to financial management and technical support at its full service operation centers in Concord, California, Brisbane and London. Earlier in the year, we began to utilize our Tullahoma facility as an overflow service center of patron call support for both the east and west coasts of the U.S. This is a further step toward delivering customer services from key service facilities for multiple transit authorities worldwide.

At MSS, we provide a combination of services to our many customers. We expand our business by offering additional services to current customers and transferring our skill sets to support similar programs for new customers. The broad spectrum of services we offer reinforces this strategy, and includes planning and support for theater and worldwide exercises, computer-based simulations, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, intelligence support, force modernization, open source data collection, as well as engineering and other technical support. During this year we received additional tasking under our AFRL contract. We also received a new award to support the U.S. Army Training and Doctrine Command (TRADOC) Future Warfare Studies Program.

In 2009, we won a prime contract to support the new Africa Command (AFRICOM), located in Stuttgart, Germany. This year we continued to expand upon that win. Also, we expanded support of the Organization of American States with awards of new projects in Panama, Mexico, Chile and Ecuador.

In December of 2010 we acquired Abraxas, which expands our support services to the military and national intelligence communities, as well as for special operations, law enforcement, and homeland security clients.

Maintain a Diversified Business Mix

We have a diverse mix of business in our three segments. Approximately 56% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment is our contract with TfL which represented about 12% of consolidated sales in 2011.  No other single customer represented 10% or more of our revenues.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on five continents. CDS has delivered systems in more than 35 nations, and MSS supports customers in more than 130 locations in 21 nations worldwide.

CTS made an important expansion in Australia with the recent award of the Electronic Ticketing System for Sydney and the state of New South Wales. The Australia operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In Europe, we are focused on providing a new electronic ticketing system for Germany. We were awarded this contract in 2009 by Rhein Main Services (RMS) on behalf of the Transit Authority Rhein-Main-Verkehrsverbu. In India, we continue our commitment to utilizing local engineering talent and pursuing automatic fare collection business.

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

Pursue Strategic Acquisitions

We are focused on finding attractive acquisitions to enhance our market positions.  We look for specific growth opportunities in the defense and transportation marketplaces. The acquisition of Abraxas in December 2010 was an important acquisition that further diversified our customer base and will enable us to expand our present offerings into new markets.

OTHER MATTERS

We pursue a policy of seeking patent protection for our products where deemed advisable, but do not regard ourselves as materially dependent on patents for the maintenance of our competitive position.

We do not engage in any business that is seasonal in nature. Since our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees seven holidays in the first quarter, compared to one or two in each of the other quarters of the year. This is not necessarily a consistent pattern as it depends upon actual activities in any given year.

The cost of company sponsored research and development (R&D) activities was $25.3 million, $19.0 million and $8.2 million in 2011, 2010 and 2009, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was approximately $72 million in 2011 compared to $63 million and $54 million in 2010 and 2009, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon our capital expenditures, earnings or competitive position.

We employed approximately 7,800 persons at September 30, 2011.

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

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 99% of our total revenues in fiscal year 2011.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•                  government appropriations delays or blanket reductions in departmental budgets, such as tentatively proposed if Congress fails to act on budget reduction plans;

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

In the past, our businesses have been adversely affected by significant changes in government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  As an example, the U.S. defense and national security budgets in general, and spending in specific agencies with which we work, such as the DOD, have declined from time to time for extended periods, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the U.S. government has increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services.

Even though our contract periods of performance for a program may exceed one year, Congress must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year.  Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business.  Congress does not always enact spending bills by the beginning of the new fiscal year.  Such delays leave the affected agencies under-funded which delays their ability to contract.  Future delays and uncertainties in funding could impose additional business risks on us. In addition, the DOD has recently increased its emphasis on awarding contracts to small businesses and has decreased the period of performance of some contracts, which increases our bid and proposal costs.

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

•                  the need to compete to retain existing contracts that have in the past been awarded to us on a sole-source basis or as to which we have been incumbent for a long time;

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

We may not be afforded the opportunity in the future to bid on contracts that are held by other companies and are scheduled to expire if the agency decides to extend the existing contract.  If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years.  If we win a contract, and upon expiration the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

As a result of the complexity and scheduling of contracting with government agencies, we occasionally incur costs before receiving contractual funding by the government agency.  In some circumstances, we may not be able to recover these costs in whole or in part under subsequent contractual actions.

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

There has recently been an increased emphasis by the U.S. government on awarding contracts to small businesses which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. This could result in significant adverse effects on our revenues, operating costs and cash flows.

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

Our foreign subsidiaries generally enter into contracts and make purchase commitments that are denominated in foreign currencies.   Accordingly, we are exposed to fluctuations in exchange rates, which could have a significant impact on our results of operations.  We have no control over the factors that generally affect this risk, such as economic, financial and political events and the supply of and demand for applicable currencies.  While we use foreign exchange forward and option contracts to hedge significant contract sales and purchase commitments that are denominated in foreign currencies, our hedging strategy may not prevent us from incurring losses due to exchange fluctuations.

Our operating margins may decline under our fixed-price contracts if we fail to accurately estimate the time and resources necessary to satisfy our obligations.

Approximately 73% of our revenues in 2011 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

•                  the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•                  the Sarbanes-Oxley Act and the Dodd Frank Act; and

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

We may not be able to attract or retain highly qualified technical personnel, including engineers, computer programmers, and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses.

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

Our current $150 million unsecured revolving credit facility expires in December 2012.  As of September 30, 2011, there were no borrowings under this revolving facility and $84.4 million of outstanding letters of credit.

Our revenues could be less than expected if we are not able to deliver services or products as scheduled due to disruptions in supply.

Since our internal manufacturing capacity is limited, we use contract manufacturers. While we use care in selecting our manufacturers, we have less control over the reliability of supply, quality and price of products or components than if we manufactured them.  In some cases, we obtain products from a sole supplier or a limited group of suppliers.  Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of strikes, natural disasters, financial condition or other factors.  Any material supply disruptions could adversely affect our ability to perform our obligations under our contracts and could result in cancellation of contracts or purchase orders, penalties, delays in realizing revenues, payment delays, as well as adversely affect our ongoing product cost structure.

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

Part of our strategy involves the acquisition of other companies.  We may not be able to integrate acquired entities successfully without substantial expense, delay or operational or financial problems.  The acquisition and integration of new businesses involves risk.  The integration of acquired businesses may be costly and may adversely impact our results of operations or financial condition. As a result:

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may”, “will”, “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “predict”, “potential”, “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” and elsewhere throughout this filing and in the documents incorporated by reference into this filing that could cause actual results to differ materially from those expressed in these statements.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.    PROPERTIES.

We conduct our operations in approximately 1.8 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 66% of the square footage, including 504,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Auburn, Australia	Leased
Brisbane, Australia	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Concord, CA	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
Hyderabad, India	Leased
Inglewood, CA	Leased
Kingswood, Australia	Leased
London, England	Leased
Merthsham, Surrey, England	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Ontario, Canada	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Leased and owned
Sterling, Australia	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and owned

Mission Support Services:
Annapolis Junction, MD	Leased
Columbus, GA	Leased and owned
El Paso, TX	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Lacey, WA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
Prince George, VA	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Tampa, FL	Leased
Twenty Nine Palms, CA	Leased
Williamsburg, VA	Leased

Defense Systems:
Abu Dhabi, UAE	Leased
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Helsingor, Denmark	Leased
Herndon, VA	Leased
Mountain View, CA	Leased
Orlando, FL	Owned
Panama City, FL	Leased
San Diego, CA	Owned
Santa Clara, CA	Leased
Tijuana, Mexico	Leased
Vienna, VA	Leased
Yerevan, Armenia	Leased

Item 3.    LEGAL PROCEEDINGS.

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals, and we are awaiting their decision.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced; therefore, in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and allegedly illegal actions of one of our former employees, who is currently in police custody. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority has preliminarily estimated its loss of revenue to be approximately $5 million. The claim seeks recoupment from us, and possibly from the company from which we acquired the contract, of the alleged lost revenue and an unspecified amount of fees and damages, which we are currently unable to estimate. We do not yet have sufficient information to assess the merits or value of the claim, however, insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. No liability for this claim has been recorded as of September 30, 2011.

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

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York stock exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2011		Fiscal 2010		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2011	Fiscal 2010
First	$49.74	$40.25	$38.95	$33.77	—	—
Second	57.75	45.81	42.01	32.42	$0.19	$0.09
Third	57.45	47.63	39.52	33.66	—	—
Fourth	52.89	37.41	41.80	35.99	$0.09	$0.09

On October 27, 2011, the closing price of our common stock on the New York Stock Exchange was $48.25. There were 820 shareholders of record of our common stock as of October 27, 2011.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2011	2010	2009	2008	2007

Results of Operations:
Sales	$1,285,203	$1,194,189	$1,016,657	$881,135	$889,870
Cost of sales	977,965	941,994	805,516	709,481	727,540
Selling, general and administrative expenses	154,962	120,848	111,828	98,613	94,107
Interest expense	1,461	1,755	2,031	2,745	3,403
Income taxes	32,569	35,285	29,554	20,385	23,662
Net income attributable to Cubic	84,768	70,636	55,686	36,854	41,586

Average number of shares outstanding	26,736	26,735	26,731	26,725	26,720

Per Share Data:
Net income	$3.17	$2.64	$2.08	$1.38	$1.56
Cash dividends	0.28	0.18	0.18	0.18	0.18

Year-End Data:
Shareholders’ equity related to Cubic	$552,051	$488,322	$420,845	$388,852	$382,771
Equity per share	20.65	18.27	15.74	14.55	14.33
Total assets	958,840	864,409	756,315	641,252	592,565
Long-term debt	15,918	20,494	25,124	31,745	38,837

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our primary businesses are in the defense and transportation industries. For the year ended September 30, 2011, 68% of sales were derived from defense systems and services, while 32% were derived from transportation fare collection systems and other commercial operations. These include high technology businesses that design, manufacture and integrate complex systems, and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. Government remains our largest customer, accounting for approximately 56% of sales in 2011 compared to 57% in 2010 and 58% in 2009.

Cubic Transportation Systems (CTS) develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multiagency, multimodal transportation integration technologies as well as a full scope of operational services that allow the agencies to efficiently collect fares, manage their operations, reduce fare evasion and make using public transit a more convenient and attractive option for commuters.

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. In 2010, through two acquisitions, we added new product lines including multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

Mission Support Services (MSS) is a leading provider of highly specialized support services to the U.S. Government and allied nations.  Services provided include live, virtual, and constructive training; real-world mission rehearsal exercises; professional military education; intelligence support; information technology, information assurance and related cyber support; development of military doctrine; consequence management, infrastructure protection, and force protection; as well as support to field operations, force deployment and redeployment, and logistics.

Consolidated Overview

Sales increased 8% in fiscal 2011 after increasing 17% in 2010, due to growth in all three business segments in both years. Sales grew to $1.285 billion in 2011, compared to $1.194 billion in 2010 and $1.017 billion in 2009. Approximately half of our growth in 2011 was organic, and half of our growth was the result of our acquisition of Abraxas in December 2010, which added $50.0 million to our 2011 revenue. Our sales would have increased by 3% without the addition of Abraxas, and sales in our MSS segment would have declined 4% absent this acquisition. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in sales of $21.5 million for the year.

More than 80% of the growth in 2010 was organic, while the remainder came from the consolidation of TranSys, a variable interest entity (VIE), and from two small acquisitions we made during 2010. The VIE added $29.9 million to 2010 sales; however these sales had no net margin and therefore had no effect on operating income. Sales growth in 2010 without consolidation of the VIE would have been approximately 15%. See the segment discussions following for further information about segment sales.

Operating income increased 6% to $112.3 million in 2011 compared to $105.5 million last year. Improved margins and higher sales in our defense systems segment contributed significantly to the increase in our operating income. Operating income growth in 2011 was limited somewhat by an increase in our investments in two businesses acquired in 2010 that are developing cross domain and global asset tracking products. The operating losses for these two businesses totaled $11.3 million in 2011 compared to $3.0 million in 2010. Abraxas incurred an operating loss of $3.5 million for 2011, which included amortization of intangible assets of $8.2 million for the year as well as acquisition costs of $0.7 million.  A $4.2 million gain was recorded in 2010 related to the recovery of a receivable that had been reserved for in previous years, which positively impacted our 2010 operating income as described below. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in operating income of $3.4 million for 2011.

Our operating income increased 25% in 2010 to $105.5 million from $84.7 million in 2009. The operating results for 2009 had included a provision for an uncollectable receivable of $3.1 million; however, in 2010 we were able to recover the full amount plus attorney’s fees, costs and interest, bringing the total recovery to $4.2 million. If the $4.2 million were subtracted from the 2010 results, and $3.1 million added back to the 2009 results, operating income would have increased about 15% in 2010, commensurate with the increase in sales. See the segment discussions following for further information about segment operating income.

Net income attributable to Cubic increased to $84.8 million ($3.17 per share) in 2011 from $70.6 million ($2.64 per share) in 2010 and $55.7 million ($2.08 per share) in 2009. Higher net income in both 2011 and 2010 resulted primarily from the improvement in operating income, as described above. Our net income also increased in 2011 due to the decrease in our effective tax rate described below, and due to the impact of foreign currency exchange rate changes on U.S. dollar denominated investments held by our wholly-owned subsidiary in the U.K., that has the British Pound as its functional currency. The impact of exchange rates on these U.S. dollar denominated investments is recorded as other non-operating income and resulted in a gain of $2.3 million in 2011 after taxes, or $0.09 per share. There was no net gain or loss recorded on these investments in 2010 or 2009 due to the impact of foreign currency exchange rates. Net income in 2009 had also included a provision for settlement of a lawsuit of $1.4 million that reduced net income by approximately $0.9 million, after taxes, or $0.03 per share.

The gross margin from product sales was 29.2% in 2011, compared to 28.1% in 2010 and 25.1% in 2009. Improved performance from our defense systems training business primarily accounted for the increases in 2011 and 2010. The gross margin from service sales was 19.0% in 2011 compared to 13.1% in 2010 and 16.1% in 2009.  The primary reasons for the increase in gross margins from services in 2011 were the improvement in margin and increase in service revenue related to our transportation business in the U.K. and Australia, as well as the gross margin from 2011 Abraxas sales since the acquisition in December 2010. In addition, MSS recorded a provision of $2.0 million in 2010 related to a dispute with a customer over contract terms. This dispute was settled in 2011 resulting in a gain of $1.4 million. The primary reason for the decrease in gross margin on services in 2010 was the consolidation of TranSys, as mentioned above. This added nearly $30 million to sales in 2010, but at a very low gross margin, because this VIE was designed as a pass-through entity and was intended to break-even.

Selling, general and administrative (SG&A) expenses increased to $155.0 million or 12.1% of sales in 2011, compared to $120.8 million or 10.1% of sales in 2010 and $111.8 million or 11.0% of sales in 2009. The increase in SG&A expenses in 2011 was primarily due to increased business development expenses for two defense systems businesses acquired in 2010, as well as increased business development expenses related to other businesses within our defense systems segment. The acquisition of Abraxas in the MSS segment added to 2011 SG&A expense. In 2011, we also incurred more bid and proposal costs as a percentage of revenue throughout the organization, and more SG&A costs related to the growth of our transportation systems business in Australia and the U.K. In addition, in 2009 we had established a $3.1 million allowance for doubtful accounts receivable related to a company - through which we sold training systems products to the U.S. government - because they failed to pass on to us cash they collected from the government on our behalf. In 2010, we were able to collect the entire amount plus attorney’s fees, costs and interest, for a total recovery in 2010 of $4.2 million. As a result, the provision for bad debts and related reversal impacted the ratio of SG&A expense to sales between 2011, 2010 and 2009. The increase in 2010 SG&A expenses compared to 2009 was due primarily to increased bid and proposal costs, and growth of our business in Australia.

Company-sponsored research and development (R&D) spending totaled $25.3 million in 2011 compared to $19.0 million in 2010 and $8.2 million in 2009. Our increased R&D expenditures in 2011 were primarily related to the development of products by the two defense companies we acquired in 2010, including multi-band communication tracking devices and cross domain hardware solutions to address multi-level security requirements. We also increased R&D spending in 2011 and 2010 related to new technologies for ground combat training systems in our defense systems business. A significant portion of our R&D spending is incurred in connection with the performance of work on our contracts. The amount of contract required development activity in 2011 was approximately $72 million compared to $63 million in 2010, and $54 million in 2009; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $14.7 million or 1.1% of sales in 2011, compared to $6.8 million or 0.6% of sales in 2010 and $6.4 million or 0.6% of sales in 2009. The increase in 2011 was primarily due to our acquisition of Abraxas in December 2010.

Interest and dividend income was $2.6 million in 2011, compared to $1.6 million in 2010 and $1.7 million in 2009. Interest and dividend income increased in 2011 due to the increase in local currencies held by our wholly-owned subsidiaries in New Zealand and Australia. These foreign investments earned a higher interest rate in 2011 than our other cash and short term investments. Other Income (Expense) netted to income of $4.2 million in 2011, $0.6 million in 2010 and $0.9 million in 2009. The increase in other income in 2011 was caused by the impact of foreign currency exchange rate changes on U.S. Dollar denominated investments held by our wholly-owned subsidiary in the U.K. that has the British Pound as its functional currency. The impact of exchange rates on these U.S. Dollar denominated investments is recorded as other non-operating income and resulted in a gain of $3.2 million in 2011. There was no net gain or loss recorded on these investments in 2010 or 2009 due to the impact of foreign currency exchange rates. Interest expense decreased to $1.5 million in 2011, compared to $1.8 million in 2010 and $2.0 million in 2009 due to a reduction in long-term borrowings over the three year period.

Our effective tax rate for 2011 was 27.7% of pretax income compared to 33.3% in 2010 and 34.7% in 2009. Our effective tax rate decreased in 2011 from 2010 primarily due to the increase in the amount of our income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate. We do not provide for U.S. taxes on earnings of our foreign subsidiaries, as we consider them to be permanently reinvested. Our effective tax rate also decreased in 2011 due to an increase in R&D and other income tax credits. In addition, in the quarter ended December 31, 2010 the U.S. Congress retroactively reinstated the R&D credit, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D credit, the first quarter provision this year benefitted by $1.5 million, which is the estimated credit we will realize in our fiscal 2010 tax return. In 2011 we also recorded a benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expirations.

The effective tax rate decreased in 2010 compared to 2009 primarily because of the reversal of tax contingency provisions, due to the expiration of statutes, totaling $1.7 million compared to only $0.1 million in 2009. These factors were partially offset by a lower R&D credit realized in 2010 because U.S. Congress allowed the credit to expire as of December 31, 2009.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits, and audits of our records by taxing authorities.

Transportation Systems Segment

Years ended September 30,	2011	2010	2009
	(in millions)
Transportation Systems Sales	$415.4	$386.0	$303.4

Transportation Systems Operating Income	$56.0	$54.7	$44.1

CTS sales increased 8% to $415.4 million in 2011 compared to $386.0 million in 2010. Sales were up in Europe and Australia, but decreased in North America. The overall increase in sales was primarily due to higher revenue from our new contract in Vancouver, B.C. Canada, our contract with Transport for London (TfL) and our contracts in Sydney and Brisbane, Australia. Partially offsetting these increases were lower sales from a gating system contract in Southern California which was completed in 2010 and lower sales in the San Francisco Bay area. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in sales of $16.2 million for the year.

CTS sales increased 27% in 2010 to $386.0 million from $303.4 million in 2009. Sales were higher in 2010 from work in the San Francisco Bay area, our contract with TfL, the installation of a gating system in Southern California, and from a new contract in Sydney, Australia. These increases were partially offset by lower sales from a system installation contract in Florida, which was completed early in 2010, and from train operating companies in the U.K. A portion of the sales increase from the TfL contract resulted from consolidation of the company’s 50% owned subsidiary, TranSys, beginning in March of 2010. This newly consolidated subsidiary added $29.9 million to sales in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had no significant impact on sales for 2010 compared to 2009.

CTS operating income improved to $56.0 million in 2011 from $54.7 million in 2010, an increase of 2%. Operating income was higher on increased revenue from our contracts in the U.K. and Australia, and our operating margin percentage increased in Australia due to a reduction in bid and proposal costs in 2011 compared to costs incurred in 2010 to secure the Sydney contract. Partially offsetting these increases were lower operating income on lower sales from the gating system customer in Southern California mentioned above. In addition, in 2010 we received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in operating income of $1.7 million for 2011.

Operating income from CTS increased 24% in 2010 to $54.7 million from $44.1 million in 2009. Increased income resulted from higher sales and margins in North America and from slightly higher operating profits from European operations. A contract modification received in 2010 resolved a contingency on a contract in Europe, allowing us to reverse a reserve of $1.6 million that had been recorded in 2009. Results from European operations for 2010 also included a pension curtailment charge of $0.7 million. Results in 2009 had included contract restructuring agreements that added $1.6 million to operating income and a foreign currency exchange gain that added $1.4 million. The additional sales from TranSys mentioned above did not add to operating income, because TranSys operated on a break-even basis, as it was designed to do. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had no significant impact on operating income for 2010 compared to 2009.

Defense Systems Segment

Years ended September 30,	2011	2010	2009
	(in millions)
Defense Systems Sales
Training systems	$339.7	$297.4	$238.5
Communications	41.3	61.9	45.4
Other	11.7	3.5	1.5
	$392.7	$362.8	$285.4

Defense Systems Operating Income
Training systems	$45.9	$26.9	$16.2
Communications	6.8	4.3	3.4
Other	(14.8)	(2.5)	(0.6)
	$37.9	$28.7	$19.0

Training Systems

Training systems sales were up 14% for 2011 to $339.7 million from $297.4 million last year. Higher sales from air combat training, ground combat training, and MILES (Multiple Integrated Laser Engagement Simulation) equipment all contributed to the increase. Sales of air combat training systems to the U.S. military and to customers in the Far East grew this year. Increases in ground training system sales in the U.K. more than offset decreases in sales of ground training systems to customers in the Far East. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in training system sales of $5.3 million for 2011.

Training systems sales increased 25% in 2010 to $297.4 million compared to $238.5 million in 2009. Sales were higher in 2010 from all major product lines, including air and ground combat training systems, MILES equipment, and small arms training systems. Significant fourth quarter deliveries of air combat training systems to the U.S. military helped to push sales higher for 2010, more than offsetting lower air combat training sales to customers in the Far East. Sales were also higher for the year from a ground combat training system contract for a customer in the Far East. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had no significant impact on sales for 2010 compared to 2009.

Operating income for training systems increased 71% to $45.9 million in 2011 compared to $26.9 million in 2010. The growth in operating income was primarily attributable to improved margins from the sale of a ground combat training system to a customer in the Far East, increased operating income on higher sales of air combat training systems to the U.S. military and to a customer in the Far East, and improved margins on increased sales of MILES equipment. The 2010 operating income for training systems was positively impacted by the $4.2 million bad debt recovery described below. We invested $3.4 million in 2011 and a similar amount in 2010 in the development of new ground combat training technology for tactical vehicles, which limited our operating income in both years. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. Dollar resulted in an increase in training systems operating income of $1.8 million for 2011.

Training systems operating income increased 66% in 2010 to $26.9 million, from $16.2 million in 2009. Higher sales from the ground combat training system in the Far East mentioned above added to operating income in 2010, as well as higher sales and improved profit margins from MILES. In addition, in 2009 we had established a $3.1 million allowance for doubtful accounts receivable related to a company - through which we sold training systems products to the U.S. government - because they failed to pass on to us cash they collected from the government on our behalf. In 2010, we were able to collect the entire amount plus attorney’s fees, costs and interest, for a total recovery in 2010 of $4.2 million. These improvements were partially offset by lower operating income from lower sales of air combat training systems to customers in the Far East where we had realized higher margins in 2009. In addition, in the fourth quarter of 2010, we invested $3.2 million in the development of new ground combat training technology for tactical vehicles, which limited growth in our operating income in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had no significant impact on operating income for 2010 compared to 2009.

Communications

Communications sales declined 33% to $41.3 million in 2011 from $61.9 million in 2010. Sales of data links and power amplifiers decreased this year, while sales of personnel locater systems were relatively consistent between years.

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

Operating income from communications increased 58% to $6.8 million in 2011 from $4.3 million in 2010. In 2010 we realized operating losses of $6.0 million on sales of a new mini-common data link (mini-CDL) product and Video Scout product as a result of development costs incurred in 2010, compared to profitable sales of these products in 2011.

Communications operating income increased to $4.3 million in 2010, compared to $3.4 million in 2009, which is a 26% increase. In 2010, higher operating income on higher sales from all three product lines was partially offset by development costs for new products, including Video Scout and mini-CDL.

Other

In 2010, CDS added two new businesses through acquisitions that are developing cross domain and global asset tracking products. During 2011 we increased our investment in the development and marketing of these products, resulting in an operating loss for the year as reflected in the other caption in the table above. Also included in the other category above were development costs for combat identification technologies. Partially offsetting these expenses was an adjustment of $0.7 million recorded in 2011 that reduced our estimated liability for contingent consideration related to one of the acquisitions made in 2010.

Mission Support Services Segment

Years ended September 30,	2011	2010	2009
	(in millions)
Mission Support Services Sales	$475.8	$443.3	$424.4

Mission Support Services Operating Income	$24.0	$26.5	$27.9

MSS sales were up 7% to $475.8 million in 2011 compared to $443.3 million in 2010. Our acquisition of Abraxas in December 2010 added $50.0 million to sales for 2011. Sales growth was also driven by increased activity in support of homeland security under our Seaport-e contract, and in support of instruction and maintenance of flight simulators. Partially offsetting these sales increases were lower sales from the Joint Readiness Training Center (JRTC) in Fort Polk, LA, and from the U.S. Army Quartermaster Center and School. Sales also decreased from training and education contracts due to delays in contract awards, as well as services insourcing, primarily by the U.S. Army, and the migration of certain contracts to small businesses where we are now in a subcontractor role. The insourcing of services and emphasis on small business awards have limited MSS growth and may continue to do so in the near term.

MSS sales increased 4% in 2010 over 2009. Increased activity at the JRTC and at the U.S. Army Quartermaster Center and School added to sales in 2010. In addition, higher sales from two contracts with the U.S. Marine Corps and a contract at the Joint Coalition Warfare Center (JCWC) added to the sales total in 2010 compared to 2009. Partially offsetting these improvements in 2010 were lower sales from a trainer maintenance contract that we lost to a small business competitor and from a contract for services performed in Iraq that had added approximately $6.8 million to sales in 2009, but was completed.

MSS operating income decreased 9% to $24.0 million in 2011 from $26.5 million last year. Abraxas incurred an operating loss of $3.5 million for 2011, which included amortization of intangible assets of $8.2 million for the year as well as acquisition costs of $0.7 million.  Lower revenue from certain higher margin training and education contracts also contributed to the decrease in operating income for 2011. These decreases were partially offset by an increase in operating margin on increased sales from certain information operations contracts. In 2010 MSS recorded a provision of $2.0 million for a dispute with a customer over contract terms. As a result of the settlement of this dispute we recorded a gain of $1.4 million in 2011.

MSS operating income decreased 5% to $26.5 million in 2010 from $27.9 million in 2009. MSS operating income in 2010 was impacted by the $2.0 million reserve recorded for the dispute with a customer over contract terms discussed above. The contract in Iraq mentioned above that was completed in 2009 also had added to operating income in 2009. Higher operating income on higher sales in 2010 from the contracts mentioned above partially offset these decreases when compared to 2009.

Amortization of purchased intangibles included in the MSS results amounted to $11.7 million, $4.5 million, and $5.4 million in 2011, 2010 and 2009, respectively.

Backlog

September 30,	2011	2010
	(in millions)
Total backlog
Transportation Systems	$1,368.5	$1,112.6
Mission Support Services	932.2	850.3
Defense Systems:
Training systems	489.1	469.0
Communications	36.0	46.6
Other	9.7	7.8
Total Defense Systems	534.8	523.4
Other Operations	1.3	—
Total	$2,836.8	$2,486.3

Funded backlog
Transportation Systems	$1,368.5	$1,112.6
Mission Support Services	258.8	236.3
Defense Systems:
Training systems	489.1	469.0
Communications	36.0	46.6
Other	9.7	7.8
Total Defense Systems	534.8	523.4
Other Operations	1.3	—
Total	$2,163.4	$1,872.3

As reflected in the table above, total backlog increased $350.5 million and funded backlog increased $291.1 million from September 30, 2010 to September 30, 2011.  The majority of the CTS backlog increase was from a new contract awarded in Vancouver, which added $184.3 million as of September 30, 2011. In addition, changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar as of the end of fiscal 2011 decreased backlog by approximately $1.1 million compared to September 30, 2010.  The acquisition of Abraxas added $106.8 million to our total MSS backlog as of September 30, 2011.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

New Accounting Standards

In June 2009, the FASB issued a standard which changes the approach in determining whether an entity is a variable interest entity, and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, this standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  We adopted this standard on October 1, 2009.  The adoption of this standard did not have a significant impact on our results of operations, financial position or cash flows. The future impact of this standard will depend on the size and structure of future investments in variable interest entities.

In October 2009, the FASB issued revised accounting guidance relating to multiple-deliverable revenue arrangements, which can be applied prospectively or retrospectively.  This guidance modifies the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurement required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. We adopted this guidance prospectively as of October 1, 2009. The adoption of this update did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Operating activities provided cash of $132.6 million in 2011, compared to $111.7 million in 2010, and $176.0 million in 2009. In addition to cash generated by earnings, a decrease in accounts receivable in each of the three years amounting to $4.2 million, $28.6 million and $36.2 million in 2011, 2010 and 2009, respectively, contributed to the positive cash flows. In addition, net customer advances of $45.5 million, $20.7 million and $48.7 million in 2011, 2010 and 2009, respectively, added to the positive result. A decrease in inventory of $16.6 million also contributed to the positive results in 2010. For 2011 and 2009, an increase in inventory partially offset the improvements, using cash of $3.8 million and $4.3 million, respectively. Positive operating cash flows in 2011, 2010 and 2009 came from all three segments. In 2011 and 2010, CTS provided the greatest portion of the positive cash flows, while in 2009 CDS provided more than half of the operating cash flows.  Partially offsetting the positive operating cash flows were payments of $13.2 million for income taxes in 2011 and $27.0 million in value added tax (VAT) in 2010, related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned variable interest entity. We consolidated TranSys with our results for the first time in the second quarter of 2010, adding cash of $38.3 million to investing activities. This was the primary source of cash used to make these income tax and VAT payments, which are included in operating activities.

We have classified certain unbilled accounts receivable balances as noncurrent because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2011, this balance was $23.7 million compared to $28.1 million at September 30, 2010.

Cash flows used in investing activities in 2011 included $126.0 million for the acquisition of Abraxas, and $0.7 million for one small defense systems acquisition made during the year, and an additional payment of $0.2 million for a small defense systems acquisition made in 2010. As mentioned above, the consolidation of TranSys added $38.3 million to cash from investing activities in 2010. Cash flows used in investing activities in 2010 included $7.4 million for two small defense systems acquisitions and an additional payment of $0.9 million for a transportation systems acquisition made in 2009. In 2009, two transportation systems acquisitions used $13.9 million, as well as the final payment of $6.1 million from a 2008 acquisition. We also made normal capital expenditures in 2011, 2010 and 2009 of $8.7 million, $6.9 million and $5.3 million, respectively. We received net proceeds from the sale of short-term investments of $58.3 million in 2011, and purchased net short-term investments of $76.0 million in 2010 and $8.1 million in 2009.

Financing activities in 2011 included scheduled payments on long-term borrowings of $4.6 million and the payment of dividends to shareholders of $7.5 million (28 cents per share), which included a one time special dividend declared in the second quarter of 10 cents per share. Similarly, in 2010 and 2009 financing activities included payments on long-term borrowings of $4.5 million and $6.0 million, respectively, and both years included payments of dividends to shareholders of $4.8 million (18 cents per share).

The accumulated deficit in other comprehensive income (loss) increased $13.6 million in 2011 due to a negative adjustment from foreign currency translation of $4.1 million and an unrealized loss on cash flow hedges of $5.6 million. In addition there was an increase in the recorded liability for our pension plans of $3.9 million after applicable income taxes. These adjustments resulted in a negative balance in accumulated other comprehensive income of $23.3 million at September 30, 2011 compared to a negative balance of $9.7 million at September 30, 2010.

The net deferred tax assets decreased to $25.1 million at September 30, 2011 compared to $36.4 million at September 30, 2010. In 2011 we recorded a net deferred tax liability of $7.6 million in connection with our acquisition of Abraxas to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense, net of the future tax benefit of acquired net operating loss carrybacks and carryforwards. Also, net deferred tax liabilities increased by $11.7 million in 2011 due to a change in the tax accounting method for recording service contract revenue. The decrease in the deferred tax assets in 2011 was partially offset by the effect of recording adjustments to the pension liability through other comprehensive income, which resulted in an additional deferred tax asset of $2.0 million at September 30, 2011. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $332.1 million and a current ratio of 2.0 to 1 at September 30, 2011. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to short-term borrowing arrangements we have in New Zealand and Australia, we have a committed three year credit facility from a group of financial institutions in the U.S., aggregating $150 million. This agreement will expire in December 2012. As of September 30, 2011, $84.4 million of this capacity was used for letters of credit, leaving an additional $65.6 million available.  Our total debt to capital ratio at September 30, 2011 was 3%. In addition, our cash and short-term investments totaled $355.0 million at September 30, 2011 which exceeded our total debt by $339.1 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2011, $268.4 million of the $355.0 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries, primarily in the U.K., New Zealand, and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following is a schedule of our contractual obligations outstanding as of September 30, 2011:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$15.9	$4.5	$9.1	$1.1	$1.2
Interest payments	1.7	0.7	0.7	0.2	0.1
Operating leases	29.3	8.2	10.9	4.8	5.4
Deferred compensation	9.2	0.9	1.4	0.5	6.4
	$56.1	$14.3	$22.1	$6.6	$13.1

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

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Many of our long-term fixed-price contracts require us to deliver minimal quantities over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost method of percentage-of-completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under award and incentive fee contracts, is finally determined.

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

Products and services provided under long-term, fixed-price contracts represented approximately 73% of our net sales for 2011. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts was higher or lower by one percentage point, our 2011 net earnings would have increased or decreased by approximately $6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

We occasionally enter into contracts, primarily in our transportation systems business, that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Historically, these contracts have not been common in our business; however, recently we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2011 to provide system upgrades and long-term services for the Vancouver, B.C. Canada Smart Card and Faregate system. We elected to adopt updated authoritative accounting guidance for multiple-element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, which is typically the case for our contracts, we use our best estimate of the selling price for each deliverable. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the cost-to-cost percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract.

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U. S. Government, which is generally in our MSS segment, is recorded under the costs-to-cost percentage-of-completion method. Award fees and incentives related to performance on services contracts at MSS are generally accrued during the performance of the contract based on our historical experience with such awards.

Revenue under contracts for services other than those with the U.S. Government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered primarily by our CTS segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Incentive fees included in some of our transportation systems service contracts are recognized when they become fixed and determinable based on the provisions of the contract. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements or income we have recorded in our financial statements that is deferred to a future period.

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future and therefore no amounts of undistributed earnings are available for distribution. These undistributed earnings totaled approximately $142.0 million at September 30, 2011. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the acquisition day. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2011 net earnings would have decreased by approximately $1.6 million.

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

September 30,	2011	2010
	(in millions)
Mission Support Services	$118.4	$36.7
Defense Systems	20.7	20.1
Transportation Systems	7.3	7.3
Total goodwill	$146.4	$64.1

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publically traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

For fiscal 2011, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios, and by calculating a terminal value at the end of five years for our defense segments, and three years for our transportation segment. The future cash flows were discounted to present value using a discount rate of 12.0% for our Defense Systems reporting unit, 10.5% for our Mission Support Services reporting unit, and 8.0% for our Transportation Systems reporting unit. The estimated fair value of each of our reporting units was in excess of its carrying value and, accordingly, there was no indicator that goodwill was impaired as of June 30, 2011. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, the fair value of our reporting units would remain in excess of their respective carrying values even if there were a 10% decrease in their fair value at June 30, 2011.

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

The assumptions used in developing the required estimates include the following key factors:

•                  Discount rates

•                  Inflation

•                  Salary growth

•                  Expected return on plan assets

•                  Retirement rates

•                  Mortality rates

The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle pension obligations. We base the discount rate assumption on investment yields available at year-end on high quality corporate long-term bonds. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience in relation to the inflation assumption. The expected return on plan assets reflects asset allocations, our historical experience, our investment strategy and the views of investment managers and large pension sponsors. Mortality rates are based on published mortality tables. Retirement rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods, and therefore, generally affect our recognized expense in such future periods.

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes can have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2011 net earnings would have increased or decreased by approximately $0.4 million, if all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2011 would increase or decrease net earnings for 2012 by approximately $0.4 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2011, by approximately $7.3 million.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., Australia and New Zealand which are also tied to short term rates (the U.S. prime rate, the Australia bank bill swap bid rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 9 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of interest rates in the U.S., the U.K., Australia and New Zealand. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., Australia and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we have in the past, and may in the future, use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.  There was no interest rate swap outstanding at September 30, 2011.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies.  We have a policy to hedge those commitments greater than $20,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, euro, Swedish krona, New Zealand dollar and Australian dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.  See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.  We also use balance sheet hedges to mitigate foreign exchange risk.  This strategy involves incurring British pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using U.S. dollar or British pound funds. We believe that our hedging activities limit our exposure to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand, and Canada are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$329,148	$295,434
Short-term investments	25,829	84,081
Accounts receivable:
Trade and other receivables	20,259	11,594
Long-term contracts	204,120	199,353
Allowance for doubtful accounts	(395)	(663)
	223,984	210,284

Recoverable income taxes	20,725	8,320
Inventories	36,729	32,820
Deferred income taxes	13,778	17,825
Prepaid expenses and other current assets	20,452	25,893
Total current assets	670,645	674,657

Long-term contract receivables	23,700	28,080
Property, plant and equipment - net	48,467	47,469
Deferred income taxes	11,318	18,570
Goodwill	146,355	64,142
Purchased intangibles - net	54,139	26,295
Miscellaneous other assets	4,216	5,196

Total assets	$958,840	$864,409

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$38,870	$33,638
Customer advances	183,845	139,723
Accrued compensation	49,513	48,994
Other current liabilities	53,826	60,041
Income taxes payable	7,902	20,107
Current maturities of long-term debt	4,541	4,545
Total current liabilities	338,497	307,048

Long-term debt	11,377	15,949
Accrued pension liability	38,223	37,015
Deferred compensation	7,884	8,508
Income taxes payable	4,479	3,382
Other non-current liabilities	6,582	4,748

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
2011 and 2010—Issued 35,681 shares, outstanding—26,736 shares	12,574	12,574
Retained earnings	598,849	521,567
Accumulated other comprehensive income (loss)	(23,294)	(9,745)
Treasury stock at cost:
2011 and 2010—8,945 shares	(36,078)	(36,074)
Shareholders’ equity related to Cubic	552,051	488,322
Noncontrolling interest in variable interest entity	(253)	(563)
Total shareholders’ equity	551,798	487,759

Total liabilities and shareholders’ equity	$958,840	$864,409

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2011	2010	2009
Net sales:
Products	$618,924	$636,739	$526,879
Services	666,279	557,450	489,778
	1,285,203	1,194,189	1,016,657
Costs and expenses:
Products	437,992	457,651	394,478
Services	539,973	484,343	411,038
Selling, general and administrative expenses	154,962	120,848	111,828
Research and development	25,260	18,976	8,173
Amortization of purchased intangibles	14,681	6,846	6,432
	1,172,868	1,088,664	931,949

Operating income	112,335	105,525	84,708

Other income (expenses):
Interest and dividend income	2,568	1,590	1,664
Interest expense	(1,461)	(1,755)	(2,031)
Other income - net	4,205	561	899

Income before income taxes	117,647	105,921	85,240

Income taxes	32,569	35,285	29,554

Net income	85,078	70,636	55,686

Less noncontrolling interest in income of VIE	310	—	—

Net income attributable to Cubic	$84,768	$70,636	$55,686

Basic and diluted net income per common share	$3.17	$2.64	$2.08

Average number of common shares outstanding	26,736	26,735	26,731

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2011	2010	2009
Operating Activities:
Net income	$85,078	$70,636	$55,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,341	14,469	15,586
Deferred income taxes	4,048	(164)	3,346
Provision for doubtful accounts	—	(3,889)	3,038
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,219	28,565	36,211
Inventories	(3,760)	16,638	(4,275)
Prepaid expenses and other current assets	5,516	4,401	5,141
Accounts payable and other current liabilities	(3,387)	(27,498)	14,175
Customer advances	45,517	20,672	48,663
Income taxes	(24,205)	(14,614)	(2,890)
Other items - net	(2,779)	2,507	1,352
NET CASH PROVIDED BY OPERATING ACTIVITIES	132,588	111,723	176,033

Investing Activities:
Acquisition of businesses, net of cash acquired	(126,825)	(8,250)	(19,965)
Consolidation of variable interest entity	—	38,264	—
Proceeds from sale of short-term investments	58,252	82,992	—
Purchases of short-term investments	—	(158,946)	(8,127)
Purchases of property, plant and equipment	(8,728)	(6,878)	(5,332)
Other items - net	—	—	41
NET CASH USED IN INVESTING ACTIVITIES	(77,301)	(52,818)	(33,383)

Financing Activities:
Principal payments on long-term debt	(4,555)	(4,541)	(5,970)
Proceeds from issuance of common stock	—	44	45
Purchases of treasury stock	(4)	(3)	—
Dividends paid to shareholders	(7,486)	(4,812)	(4,811)
NET CASH USED IN FINANCING ACTIVITIES	(12,045)	(9,312)	(10,736)

Effect of exchange rates on cash	(9,528)	1,767	(536)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,714	51,360	131,378

Cash and cash equivalents at the beginning of the year	295,434	244,074	112,696

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$329,148	$295,434	$244,074

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other		Noncontrolling	Number
(in thousands except	Comprehensive	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
per share amounts)	Income	Stock	Earnings	Income (Loss)	Stock	VIE	Outstanding
October 1, 2008		$12,485	$404,868	$7,570	$(36,071)	$—	26,727

Comprehensive income:
Net income	$55,686	—	55,686	—	—	—	—
Pension liability adjustment, net of taxes	(15,155)	—	—	(15,155)	—	—	—
Foreign currency translation adjustment	(3,884)	—	—	(3,884)	—	—	—
Net unrealized gains from cash flow hedges	112	—	—	112	—	—	—
Comprehensive income	$36,759

Stock issued under equity incentive plan		45	—	—	—	—	5
Cash dividends paid — $.18 per share of common stock		—	(4,811)	—	—	—	—

September 30, 2009		12,530	455,743	(11,357)	(36,071)	—	26,732

Comprehensive income:
Net income	$70,636	—	70,636	—	—	—	—
Pension liability adjustment, net of taxes	(1,932)	—	—	(1,932)	—	—	—
Foreign currency translation adjustment	2,061	—	—	2,061	—	—	—
Net unrealized gains from cash flow hedges	1,483	—	—	1,483	—	—	—
Comprehensive income	$72,248

Consolidation of variable interest entity		—	—	—	—	(563)	—
Stock issued under equity incentive plan		44	—	—	—	—	4
Purchase of treasury stock		—	—	—	(3)	—	—
Cash dividends paid — $.18 per share of common stock		—	(4,812)	—	—	—	—

September 30, 2010		12,574	521,567	(9,745)	(36,074)	(563)	26,736

Comprehensive income:
Net income	$85,078	—	84,768	—	—	310	—
Pension liability adjustment, net of taxes	(3,869)	—	—	(3,869)	—	—	—
Foreign currency translation adjustment	(4,062)	—	—	(4,062)	—	—	—
Net unrealized losses from cash flow hedges	(5,618)	—	—	(5,618)	—	—	—
Comprehensive income	$71,529

Purchase of treasury stock		—	—	—	(4)	—	—
Cash dividends paid — $.28 per share of common stock		—	(7,486)	—	—	—	—

September 30, 2011		$12,574	$598,849	$(23,294)	$(36,078)	$(253)	26,736

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  We design, develop and manufacture products which are mainly electronic in nature, provide government services and services related to products previously produced by us and others. Our principal lines of business are defense systems, defense services, and transportation fare collection systems and services. Our principal customers for defense products and services are the United States and foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and, as of March 5, 2010, its 50% owned variable interest entity, Transaction Systems Limited (TranSys). We consolidate variable interest entities (VIE) when we determine that Cubic is the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. We translate our statements of income and cash flows at the average exchange rates for each year. Transaction gains on advances to foreign subsidiaries amounted to $0.1 million, $0.8 million, and $1.8 million in 2011, 2010 and 2009, respectively.

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

Short-term Investments:  Short-term investments include marketable U.S. government agency securities and pre-refunded tax exempt bonds that may be purchased at a discount or premium, may have callable options, and are categorized as available-for-sale securities. We record short-term investments at fair value and we would record any net difference between fair market value and cost in accumulated other comprehensive income (loss) on the consolidated balance sheets; however, the difference between cost and fair market value was not material at September 30, 2011.

Accounts Receivable:  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and services and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.  We generally require no allowance for doubtful accounts for these customers unless specific contractual circumstances warrant it.

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

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Property, Plant and Equipment:  We carry property, plant and equipment at cost. We provide depreciation in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, we use straight-line methods for real property over estimated useful lives or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over their estimated useful lives.

Goodwill and Purchased Intangibles:  We evaluate goodwill for potential impairment annually as of June 30 by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we would measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill. Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets.

Impairment of Long-Lived Assets:  We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets.  We have not recorded any material impairments for the years ended September 30, 2011, 2010 and 2009.

Customer Advances:  We receive advances, performance-based payments, and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of receivables or inventories, as current liabilities.

Contingencies:  We establish reserves for loss contingencies when, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

Derivative Financial Instruments: All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in cost of sales. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in cost of sales, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, a change in fair value is immediately recognized in earnings. We formally document hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Defined Benefit Pension Plans: Some of our employees are covered by defined benefit pension plans. The net periodic cost of our plans is determined using several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of return on plan assets. We recognize on a plan-by-plan basis the funded status of our defined benefit pension plans as either an asset or liability on our balance sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax, in shareholders’ equity. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation of the plan.

Other Comprehensive Income:  We present other comprehensive income (OCI) and its components in the statement of changes in shareholders’ equity.

Revenue Recognition:  We recognize sales and profits under our long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, using the cost-to-cost percentage-of-completion method of accounting. We record sales and profits based on the ratio of costs incurred to estimated total costs at completion. In the early stages of contract performance, we do not recognize profit until progress is demonstrated or contract milestones are reached. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. We only include amounts representing contract change orders, claims or other items in the contract value when they can be reliably estimated and we consider realization probable. Changes in estimates of sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could have a material effect on our consolidated financial position or results of operations.

We record sales under cost-reimbursement-type contracts as we incur the costs. The Federal Acquisition Regulations provide guidance on the types of costs that we will be reimbursed in establishing contract price. We consider incentives or penalties and awards applicable to performance on contracts in estimating sales and profits, and record them when there is sufficient information to assess anticipated contract performance. We do not recognize incentive provisions that increase or decrease earnings based solely on a single significant event until the event occurs.

We occasionally enter into contracts, primarily in our transportation systems business, that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. We elected to adopt updated authoritative accounting guidance for multiple-element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, which is typically the case for our contracts, we use our best estimate of the selling price for each deliverable. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. Prior to 2010, we had no contracts within the scope of the updated authoritative guidance for multiple-element arrangements. As such, the adoption of this guidance in 2010 had no impact on our results of operations, financial position or cash flows.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Revenue under our service contracts with the U. S. Government is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance under these service contracts are accrued during the performance of the contract based on our historical experience and estimates of success with such awards.

Revenue under contracts for services other than those with the U. S. Government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. Revenue under such contracts that do not contain measurable units of work performed is generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. For such contracts that contain measurable units of work performed we recognize sales when the units of work are completed. For service contracts that contain service level or system usage incentives, we recognize revenues when the incentive award is fixed and determinable. Costs incurred under these services contracts are expensed as incurred.

We make provisions in the current period to fully recognize any anticipated losses on contracts.  If we receive cash on a contract prior to revenue recognition or in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

Other Income (Expense):  Our wholly-owned subsidiary in the U.K., that has the British Pound as its functional currency, holds U.S. dollar denominated investments. The impact of exchange rates on these investments is recorded as other non-operating income and resulted in a gain of $3.2 million in 2011. There was no net gain or loss recorded on these investments in 2010 or 2009 due to the impact of foreign currency exchange rates.

Income Taxes:  Our provision for income taxes includes federal, state, local, and foreign income taxes.  We recognize tax credits, primarily for research and development, as a reduction of our provision for income taxes in the year in which they are available for tax purposes.  We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized.  We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the use of the deduction or credit. Annually we evaluate the capital requirements of our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. We provide for U.S. taxes on the amount we determine to be excess capital available for distribution. U.S. taxes are not provided on amounts we consider to be indefinitely reinvested.

Earnings Per Share:  We calculate per share amounts based upon the weighted average number of shares of common stock outstanding.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

New Accounting Standards:  Accounting standards updates effective after September 30, 2011, are not expected to have a material effect on our consolidated financial position, results of operations or related disclosures.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated loss contingencies, estimated self-insurance liabilities, estimated discounted cash flows of our reporting units used for goodwill impairment testing, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

Risks and Uncertainties:  We are subject to the normal risks and uncertainties of performing large, multiyear, often fixed-price contracts. In addition, we are subject to audit of incurred costs related to many of our U.S. Government contracts. These audits could produce different results than we have estimated; however, our experience has been that our costs are acceptable to the government.

NOTE 2—ACQUISITIONS

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the twelve months ended September 30, 2011 the amounts of Abraxas’ net sales and net loss after taxes included in our consolidated statement of income were $50.0 million and $2.3 million, respectively, including $0.7 million in transaction related costs before applicable income taxes.

We paid $126.0 million in cash from our existing cash resources to acquire Abraxas. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions). The excess of the transaction consideration over the identifiable assets and liabilities is recognized as goodwill.

Customer relationships	$20.1
Backlog	11.5
Corporate trade names	5.7
Non-compete agreements	5.2
Recoverable income taxes	4.3
Deferred tax liabilities, net	(7.6)
Net tangible assets acquired	5.1
Net identifiable assets acquired	44.3
Goodwill	81.7
Net assets acquired	$126.0

The estimated fair value of the recoverable income taxes and the deferred tax liabilities are preliminary pending the finalization of our valuation analyses.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—ACQUISITIONS—Continued

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Abraxas and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill has been allocated to our MSS segment and is not expected to be deductible for tax purposes.

The recoverable income taxes are primarily related to carryback claims for the tax benefit of acquired net operating losses. The net deferred tax liabilities were recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense, net of the future tax benefit of acquired net operating loss carryforwards. The intangible assets, which include trade name, customer relationships, non-compete agreements and backlog, will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of 6 years from the date of acquisition.

For the year ended September 30, 2011, we recorded $8.2 million of amortization expense. The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Abraxas for fiscal years 2012 through 2016 is as follows (in millions):

Years Ending September 30,
2012	$9.3
2013	7.8
2014	6.3
2015	4.8
2016	2.4

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

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Years Ended
	September 30,
	2011	2010

Net sales	$1,298.6	$1,252.1

Net income attributable to Cubic	$84.8	$70.9

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

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—ACQUISITIONS—Continued

We acquired two small defense systems companies in 2010, which added $4.8 million to goodwill, and $4.3 million to in-process research and development and contract and program intangibles. We believe the purchased intangibles and goodwill acquired in 2010 will be tax deductible over a 15 year amortization period in accordance with U.S. tax regulations.

NOTE 3—INVESTMENT IN VARIABLE INTEREST ENTITY

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 to bid on a contract called “PRESTIGE” (Procurement of Revenue Services, Ticketing, Information, Gates and Electronics), which outsourced most of the functions of the Transport for London (TfL) fare collection system for a period of twelve years beginning in August 1998. We did not previously consolidate TranSys because we were not the primary beneficiary of this VIE. All of the work performed by TranSys was subcontracted to us and the other primary shareholder and the arrangement provided for the pass-through of virtually all revenues from TfL to the two primary shareholders until August 2010. Beginning in August 2010, the services formerly provided by TranSys are now provided by Cubic under a new contract.

On March 5, 2010, the two 37.5% shareholders of TranSys each acquired half of the shares in TranSys previously held by the minority shareholders for approximately $0.1 million, bringing our share ownership up to 50% each. TranSys continues to be considered a VIE because it has not demonstrated the ability to finance its activities without additional subordinated financial support from its equity investors and because its underlying risks do not coincide with the voting interests. As a result of the ownership transfer and an early payment by TfL, we conducted a new evaluation of the primary beneficiary of TranSys. This evaluation, as described below, determined that Cubic is now the primary beneficiary and as a result we determined we were required to consolidate TranSys as of March 5, 2010.

In concluding that Cubic was the primary beneficiary of the TranSys VIE in March, 2010, we created a model of the expected outcome from the remaining activities of TranSys and its related subcontracts with its shareholders. Based upon a quantitative analysis of the probability of these outcomes we concluded that Cubic was the primary beneficiary of TranSys. Effective October 1, 2010, we adopted a revised accounting standard which replaces the  quantitative approach for identifying whether an enterprise should consolidate a variable interest entity with a qualitative approach, based on whether an enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. Based upon our qualitative analysis under this revised guidance, we concluded that we continue to be the primary beneficiary of TranSys. As such, the adoption of this guidance did not have an impact on our consolidated results of operations or financial position.

Summarized unaudited financial information for TranSys prior to consolidation is as follows (in millions):

	Results for the periods ending
Statement of Operations:	March 5, 2010	September 30, 2009
Net sales	$87.3	$203.0
Operating income (loss)	0.2	(1.7)
Net income (loss)	0.1	(1.3)

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3—INVESTMENT IN VARIABLE INTEREST ENTITY —Continued

As a result of becoming the primary beneficiary of TranSys, the consolidation of TranSys was treated as an acquisition in our financial statements. The fair value of the enterprise was virtually the same as the fair value of the assets and liabilities acquired, therefore, no gain or loss was recorded from the transaction.

The fair value of assets and liabilities acquired at March 5, 2010 were as follows (in millions):

Cash and cash equivalents	$38.3
Other current assets	16.9
Purchased intangibles	0.2
Income taxes payable	(20.7)
Other current liabilities	(35.8)
Fair value of net assets acquired	$(1.1)

The activities of TranSys included in our consolidated results are as follows (in millions):

Years Ended September 30,	2011	2010
Sales	$4.4	$29.9
Operating profit	0.9	—
Cash used in operating activities	18.4	19.9

The total assets and total liabilities, respectively, of TranSys included in our consolidated balance sheets were $0.4 million and $0.9 million at September 30, 2011 and $18.8 million and $19.9 million at September 30, 2010.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of cash equivalents and short term investments approximates their cost. The fair value of tax exempt bonds and U.S. Government agency securities are are generally determined using standard observable inputs, including reported trades, quoted market prices, broker/dealer quotes, and issuer spreads. The maturity dates of tax exempt bonds are within the next year. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS—Continued

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2011			September 30, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$266,842	$—	$266,842	$129,756	$—	$129,756
Short-term investments - U.S. government agency securities	—	—	—	—	36,000	36,000
Short-term investments - tax exempt bonds	—	25,829	25,829	—	48,081	48,081
Current derivative assets	—	7,466	7,466	—	11,428	11,428
Total assets	266,842	33,295	300,137	129,756	95,509	225,265
Liabilities
Current derivative liabilities	—	7,522	7,522	—	3,193	3,193
Noncurrent derivative liabilities	—	6,164	6,164	—	4,748	4,748
Net assets	$266,842	$19,609	$286,451	$129,756	$87,568	$217,324

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments. At September 30, 2011, the fair value of our long-term debt was estimated to be approximately $17.5 million compared to a carrying value of $15.9 million. At September 30, 2010 the fair value of our long-term debt was estimated to be approximately $21.6 million compared to a carrying value of $20.5 million.

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2011	2010

U.S. Government Contracts:
Amounts billed	$64,672	$50,925
Recoverable costs and accrued profits on progress completed—not billed	50,097	53,569
	114,769	104,494
Commercial Customers:
Amounts billed	24,384	31,753
Recoverable costs and accrued profits on progress completed—not billed	88,667	91,186
	113,051	122,939
	227,820	227,433
Less unbilled amounts not currently due—commercial customers	(23,700)	(28,080)
	$204,120	$199,353

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 5—ACCOUNTS RECEIVABLE—Continued

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2012. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2011 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2010 represented non-current amounts due from customers in the same countries, and a defense systems contract in Canada.

NOTE 6—INVENTORIES

Significant components of inventories are as follows:

September 30,	2011	2010
	(in thousands)
Work in process and inventoried costs under long-term contracts	$70,225	$71,696
Customer advances	(34,582)	(41,575)
Materials and purchased parts	1,086	2,699
	$36,729	$32,820

At September 30, 2011, work in process and inventoried costs under long-term contracts includes approximately $1.2 million in costs incurred outside the scope of work or in advance of a contract award, compared to $0.1 million as of September 30, 2010. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2011 and 2010 were $6.2 million and $4.2 million respectively.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows:

September 30,	2011	2010
	(in thousands)

Land and land improvements	$15,963	$15,821
Buildings and improvements	43,416	42,754
Machinery and other equipment	84,953	82,129
Leasehold improvements	5,707	4,829
Accumulated depreciation and amortization	(101,572)	(98,064)
	$48,467	$47,469

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7—PROPERTY, PLANT AND EQUIPMENT—Continued

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $7.7 million, $7.6 million and $9.2 million in 2011, 2010 and 2009, respectively. Generally, we use straight-line methods for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over estimated useful lives ranging from 5 to 10 years.

NOTE 8—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2011 are as follows:

	Transportation Systems	Defense Systems	Mission Support Services	Total
	(in thousands)
Balances at October 1, 2009	$7,438	$15,260	$36,735	$59,433
Goodwill acquired during the year	—	4,767	—	4,767
Foreign currency exchange rate changes	(115)	57	—	(58)
Balances at September 30, 2010	7,323	20,084	36,735	64,142
Goodwill acquired during the year	—	435	81,698	82,133
Foreign currency exchange rate changes	(54)	134	—	80
Balances at September 30, 2011	$7,269	$20,653	$118,433	$146,355

Purchased Intangible Assets:  The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$70,159	$(27,921)	$42,238	$38,560	$(15,170)	$23,390
In-process research & development	798	—	798	1,671	—	1,671
Other purchased intangibles	14,560	(3,457)	11,103	2,787	(1,553)	1,234
Total	$85,517	$(31,378)	$54,139	$43,018	$(16,723)	$26,295

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8—GOODWILL AND PURCHASED INTANGIBLE ASSETS—Continued

The table below shows our expected amortization for purchased intangibles as of September 30, 2011, for each of the next five years (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
2012	$1,692	$1,138	$11,980	$14,810
2013	1,651	1,020	9,557	12,228
2014	1,651	593	7,066	9,310
2015	1,470	209	4,810	6,489
2016	1,380	66	2,356	3,802
Thereafter	3,796	—	3,704	7,500
	$11,640	$3,026	$39,473	$54,139

Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets, over a weighted average period of 6 years.  Total amortization expense for 2011, 2010, and 2009, was $14.7 million, $6.8 million and $6.4 million, respectively.

NOTE 9—FINANCING ARRANGEMENTS

Long-term debt consists of the following:

September 30,	2011	2010
	(in thousands)
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4,000,000 due in November. Interest at 6.31% is payable semiannually in November and May.	$12,000	$16,000
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	3,918	4,494
	15,918	20,494
Less current portion	(4,541)	(4,545)
	$11,377	$15,949

Maturities of long-term debt for each of the five years in the period ending September 30, 2016, are as follows: 2012 — $4.5 million; 2013 — $4.5 million; 2014 — $4.5 million; 2015 — $0.5 million; 2016 — $0.5 million.

Interest paid amounted to $1.1 million, $1.4 million, and $1.8 million in 2011, 2010, and 2009, respectively.

The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt and tangible net worth and coverage of fixed charges. At September 30, 2011, this agreement leaves consolidated retained earnings of $280.1 million available for the payment of dividends to shareholders, purchases of our common stock and other charges to shareholders’ equity. To date, there have been no covenant violations.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—FINANCING ARRANGEMENTS—Continued

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $10 million Australian dollars (equivalent to approximately $9.7 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2011, no amounts were outstanding under these borrowing arrangements.

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. Commitment fees associated with this financing arrangement are 0.25% of the unutilized balance per annum. As of September 30, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $84.4 million, which reduce the available line of credit to $65.6 million.

As of September 30, 2011, including the $84.4 million above, we had letters of credit and bank guarantees outstanding totaling $97.7 million, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $6.9 million as of September 30, 2011, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability, and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim.  Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.4 million and $8.2 million as of September 30, 2011 and 2010, respectively.

NOTE 10—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under noncancelable operating leases expiring in various years through 2019.  These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense, net of sublease income of $0.6 million in 2011, 2010 and 2009, for all operating leases amounted to $9.1 million, $8.0 million, and $6.6 million in 2011, 2010 and 2009, respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2011 (in thousands):

2012	$8,244
2013	6,244
2014	4,679
2015	3,008
2016	1,798
Thereafter	5,365
$29,338

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2011	2010	2009
	(in thousands)
Current:
Federal	$1,726	$16,362	$11,417
State	1,036	4,611	3,691
Foreign	19,436	15,268	11,090
Total current	22,198	36,241	26,198

Deferred:
Federal	8,582	268	2,516
State	960	69	420
Foreign	829	(1,293)	420
Total deferred provision (benefit)	10,371	(956)	3,356
Total income tax expense	$32,569	$35,285	$29,554

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—INCOME TAXES—Continued

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2011	2010
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$9,303	$9,112
Acquired net operating losses	1,432	—
Long-term contracts and inventory valuation reductions	11,142	9,612
Allowances for loss contingencies	6,894	6,144
Deferred compensation	3,444	3,246
Book over tax depreciation	1,436	1,964
Adjustment to pension liability	15,137	13,204
California research and development credit carryforward	4,363	4,762
Other	3,539	1,919
Subtotal	56,690	49,963
Valuation allowance	(4,363)	(4,762)
Deferred tax assets	52,327	45,201

Deferred tax liabilities:
Amortization of goodwill and intangibles	12,113	1,770
Deferred revenue	11,702	—
Prepaid expenses	2,472	2,080
State taxes	800	850
Other	144	4,106
Deferred tax liabilities	27,231	8,806
Net deferred tax asset	$25,096	$36,395

In 2011 we obtained approval from the Internal Revenue Service to change our tax accounting method for recording service contract revenue. As a result, deferred tax liabilities increased by $11.7 million in 2011.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—INCOME TAXES—Continued

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2011	2010	2009
	(in thousands)

Tax at federal statutory rate	$41,176	$37,072	$29,834
State income taxes, net of federal tax effect	1,297	3,042	2,672
Nondeductible expenses	480	324	408
Change in reserve accrued for tax contingencies	625	(1,641)	(777)
Tax effect from foreign earnings repatriation	—	—	3,063
Tax effect from foreign subsidiaries	(5,347)	(2,212)	(2,523)
Federal R&D credits generated in the current year	(2,696)	(491)	(993)
Reinstatement of federal R&D credit	(1,406)	—	(794)
Other	(1,560)	(809)	(1,336)
	$32,569	$35,285	$29,554

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of September 30, 2011, our open tax years in significant jurisdictions include 2006-2010 in the U.K. and New Zealand and 2008-2010 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which totaled $4.3 million at September 30, 2011 and $3.2 million at September 30, 2010. The net changes in the liability were as follows:

Years ended September 30,	2011	2010
	(in thousands)

Balance at October 1	$3,168	$4,809
Decrease related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(1,172)	(1,747)
Tax positions related to the current year	1,797	106
Tax positions related to tax adjustments recorded in our acquistion of Abraxas	484	—
Balance at September 30	$4,277	$3,168

At September 30, 2011, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective rate was $4.3 million. Over the next year, we do not expect a significant increase or decrease in the unrecognized tax benefits recorded as of September 30, 2011. The amount of net interest and penalties recognized as a component of income tax expense during 2011, 2010 and 2009 was not material.  Interest and penalties accrued at September 30, 2011 and 2010 amounted to $0.2 million and $0.2 million, respectively, bringing the total liability for uncertain tax issues to $4.5 million and $3.4 million as of September 30, 2011 and 2010, respectively.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—INCOME TAXES—Continued

We made income tax payments, net of refunds, totaling $42.1 million, $30.0 million and $28.8 million in 2011, 2010 and 2009, respectively.

Income before income taxes includes the following components:

Years ended September 30,	2011	2010	2009
	(in thousands)
United States	$44,955	$60,451	$45,329
Foreign	72,692	45,470	39,911
Total	$117,647	$105,921	$85,240

We evaluate our capital requirements in our foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the businesses. We provide U.S. taxes on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. Undistributed earnings of all our foreign subsidiaries amounted to approximately $142.0 million at September 30, 2011. We consider those earnings to be indefinitely reinvested, and accordingly, we have not provided for U.S. federal and state income taxes thereon and have determined that no amounts of undistributed earnings are available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards and options, and foreign currency debt obligations to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments, investments, payments to foreign vendors, and the value of foreign currency denominated receipts from our customers. We have derivative instruments that hedge our exposure to the variability of certain cash flows through August 2015. At September 30, 2011 and 2010, we had foreign exchange contracts with a notional value of $290.4 million and $232.5 million outstanding, respectively.

We classify the fair value of all derivative contracts as other current or noncurrent assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2011, 2010 and 2009. There are no significant credit risks related to contingent features in our derivative agreements, and the amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $2.6 million, net of income taxes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plans

Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years or until periods after their respective retirements.  We accrue interest on deferred compensation at market rates, until such time as it is paid in full. We adjust the interest rate semi-annually; it was 2.5 % at September 30, 2011.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require the company match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. In 2011, 2010 and 2009, more than half of our contributions to these plans were discretionary contributions. Effective October 1, 2010, we adopted a new defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, the company matches a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $18.4 million, $15.9 million and $15.4 million in 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (“curtailment”). The effect of the U.S. plan curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the European plan curtailment is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of the curtailment of the respective plans are not eligible for participation in the defined benefit plans.  In 2010 we recorded a loss on the curtailment of the European plan of $0.7 million, which is reflected in the following disclosures.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2011, we expect to make contributions of approximately $4.3 million in 2012. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income, net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2011 and expected to be recognized in net pension cost during fiscal 2012 is a loss of $1.4 million ($0.9 million net of income tax benefits). No plan assets are expected to be returned to us in 2012.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows (in thousands):

September 30,	2011	2010
Projected benefit obligation	$182,542	$180,711
Accumulated benefit obligation	177,406	175,995
Fair value of plan assets	144,319	143,696

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans:

September 30,	2011	2010
	(in thousands)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$180,711	$164,622
Service cost	521	3,972
Interest cost	9,233	9,034
Actuarial (gain) loss	(1,984)	8,269
Curtailments	—	226
Participant contributions	—	1,210
Gross benefits paid	(5,236)	(5,562)
Foreign currency exchange rate changes	(703)	(1,060)
Net benefit obligation at the end of the year	182,542	180,711

Change in plan assets:
Fair value of plan assets at the beginning of the year	143,696	132,408
Actual return on plan assets	1,501	13,614
Employer contributions	5,352	3,374
Participant contributions	—	1,210
Gross benefits paid	(5,236)	(5,562)
Administrative expenses	(470)	(555)
Foreign currency exchange rate changes	(524)	(793)
Fair value of plan assets at the end of the year	144,319	143,696

Unfunded status of the plans	(38,223)	(37,015)
Unrecognized net actuarial loss	43,529	37,727
Net amount recognized	$5,306	$712

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(43,529)	$(37,727)
Deferred tax asset	15,137	13,204
Accumulated other comprehensive loss	$(28,392)	$(24,523)

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The components of net periodic pension cost were as follows (in thousands):

Years ended September 30,	2011	2010	2009

Service cost	$521	$3,972	$2,521
Interest cost	9,233	9,034	9,679
Expected return on plan assets	(9,979)	(9,334)	(9,569)
Amortization of actuarial loss	832	850	—
Curtailment charge	—	689	—
Administrative expenses	85	92	100
Net pension cost	$692	$5,303	$2,731

Years ended September 30,	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	5.2%	5.2%	5.6%
Rate of compensation increase	4.3%	4.3%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	5.2%	5.6%	7.3%
Expected return on plan assets	7.0%	7.2%	7.8%
Rate of compensation increase	4.3%	4.5%	4.8%

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

We have the responsibility to formulate the investment policies and strategies for the plans’ assets. Our overall policies and strategies include: maintain the highest possible return commensurate with the level of assumed risk, and preserve benefit security for the plans’ participants.

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

The target ranges for each major category of the plans’ assets at September 30, 2011 are as follows:

Asset Category	Allocation Range
Equity securities	40% to 75%
Debt securities	25% to 60%
Real estate and cash	0% to 10%

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 4 for a description of each level within the fair value hierarchy. All assets classified as Level 2 or Level 3 in the table below are invested in pooled separate accounts or common collective trusts which do not have publicly quoted prices. The fair value of the pooled separate accounts and common collective trusts are determined based on the net asset value of the underlying investments. The fair value of the underlying investments held by the pooled separate accounts and common collective trusts, other than real estate investments, is generally based upon quoted prices in active markets. The fair value of the underlying investments comprised of real estate properties is determined through an appraisal process which uses valuation methodologies including comparisons to similar real estate and discounting of income streams. For investments in the pooled separate accounts and common collective trusts categorized as Level 2 below, there are no restrictions on ability of our benefit plans to sell these investments. The investments in pooled separate accounts categorized as Level 3 below may be restricted as to the ability of our benefit plans to sell these investments based upon the availability of cash in the investment holdings at any point in time.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$340	$2,004	$—	$2,344
Equity:
U.S. equity securities	4,811	34,601	—	39,412
U.K. equity securities	29,936	1,312	—	31,248
Other foreign equity securities	15,793	6,651	—	22,444
Fixed Income:
U.S. treasury securities	—	14,679	—	14,679
U.K. treasury securities	5,948	—	—	5,948
Corporate debt securities	2,955	19,877	386	23,218
Real Estate	—	—	5,026	5,026
Total	$59,783	$79,124	$5,412	$144,319

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$566	$1,461	$—	$2,027
Equity:
U.S. equity securities	4,586	37,170	—	41,756
U.K. equity securities	28,929	1,651	—	30,580
Other foreign equity securities	15,412	7,213	—	22,625
Fixed Income:
U.S. treasury securities	—	15,509	—	15,509
U.K. treasury securities	5,659	—	—	5,659
Corporate debt securities	2,818	18,651	552	22,021
Real Estate	—	—	3,519	3,519
Total	$57,970	$81,655	$4,071	$143,696

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Pooled Separate Accounts
Balance as of October 1, 2009	$3,325
Realized and unrealized gains, net	47
Purchases, sales and settlements, net	699
Balance as of September 30, 2010	4,071
Realized and unrealized gains, net	633
Purchases, sales and settlements, net	708
Balance as of September 30, 2011	$5,412

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2011 and 2010.

We expect the following pension benefit payments, which reflect expected future service, as appropriate, to be paid (in thousands):

2012	$6,658
2013	6,871
2014	7,244
2015	7,679
2016	7,984
2017-2021	47,543

NOTE 14—OTHER COMPREHENSIVE INCOME

We present other comprehensive income (OCI) and its components in the statement of changes in shareholders’ equity.  Accumulated OCI (loss) consisted of the following:

September 30,	2011	2010
	(in thousands)
Adjustment to pension liability	$(28,392)	$(24,523)
Foreign currency translation	9,121	13,183
Net unrealized (losses) gains from cash flow hedges	(4,023)	1,595
	$(23,294)	$(9,745)

The adjustment to the pension liability is shown net of a tax benefit of $15.1 million and $13.2 million at September 30, 2011 and 2010, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 15—LEGAL MATTERS

In 1998, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals and we are awaiting their decision.  Several potential lienors of Iran’s judgment have filed liens but have not obtained valid court orders enforcing the liens.  We are not aware whether any such claimants against Iran’s judgment have received Terrorism Risk Insurance Act funds (which would make their claims unenforceable).  Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited.  Therefore, even if Iran were to prevail in the 9th Circuit litigation, it is unlikely that we would be permitted to pay any amount to Iran.  Payments to valid lienors could potentially be enforced; therefore, in a previous year we recorded a liability for the amount of the judgment and are continuing to accrue interest.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and allegedly illegal actions of one of our former employees, who is currently in police custody. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority has preliminarily estimated its loss of revenue to be approximately $5 million. The claim seeks recoupment from us, and possibly from the company from which we acquired the contract, of the alleged lost revenue and an unspecified amount of fees and damages, which we are currently unable to estimate. We do not yet have sufficient information to assess the merits or value of the claim, however, insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. No liability for this claim has been recorded as of September 30, 2011.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Defense Systems (CDS) and Mission Support Services (MSS). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CDS performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment. Products include customized military range instrumentation, laser based training systems, virtual simulation systems, communications products including datalinks, power amplifiers, avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.  MSS provides training, operations, intelligence, maintenance, technical and other services to the U.S. Government and allied nations.

We evaluate performance and allocate resources based on total segment operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial, and are eliminated in consolidation.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 16—BUSINESS SEGMENT INFORMATION—Continued

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior corporate management to make decisions as to the allocation of corporate resources and to assess performance.

Business segment financial data is as follows:

Years ended September 30,	2011	2010	2009
	(in millions)
Sales:
Transportation Systems	$415.4	$386.0	$303.4
Defense Systems	392.7	362.8	285.4
Mission Support Services	475.8	443.3	424.4
Other	1.3	2.1	3.5
Total sales	$1,285.2	$1,194.2	$1,016.7

Operating income:
Transportation Systems	$56.0	$54.7	$44.1
Defense Systems	37.9	28.7	19.0
Mission Support Services	24.0	26.5	27.9
Unallocated corporate expenses and other	(5.6)	(4.4)	(6.3)
Total operating income	$112.3	$105.5	$84.7

Assets:
Transportation Systems	$171.5	$164.5	$172.6
Defense Systems	144.5	153.9	157.2
Mission Support Services	211.6	124.0	142.1
Corporate and other	431.2	422.0	284.4
Total assets	$958.8	$864.4	$756.3

Depreciation and amortization:
Transportation Systems	$3.6	$3.5	$2.4
Defense Systems	5.4	4.8	6.0
Mission Support Services	12.3	5.2	6.2
Corporate and other	1.0	1.0	1.0
Total depreciation and amortization	$22.3	$14.5	$15.6

Expenditures for long-lived assets:
Transportation Systems	$2.2	$1.8	$1.2
Defense Systems	5.5	4.4	3.3
Mission Support Services	0.3	0.3	—
Corporate and other	0.7	0.4	0.8
Total expenditures for long-lived assets	$8.7	$6.9	$5.3

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 16—BUSINESS SEGMENT INFORMATION—Continued

In 2011 and 2010 we recorded changes in estimates which increased the profit recognized on a transportation systems contract primarily due to revisions in the estimated total costs to be incurred to complete the contract. As a result, both sales and operating income increased by $3.9 million in 2011, and both sales and operating income increased by $4.5 million in 2010. In 2011 we also recorded changes in estimate which increased profit recognized on a defense systems contract primarily due to changes in the estimated total contract costs. As a result, both sales and operating income increased in 2011 by $4.9 million.

Years ended September 30,	2011	2010	2009
	(in millions)
Geographic Information:
Sales (a):
United States	$705.7	$774.3	$666.2
United Kingdom	266.0	216.3	179.2
Canada	26.5	8.1	18.5
Australia	115.0	60.6	39.9
Middle East	35.5	26.9	19.3
Far East	84.6	81.6	61.5
Other	51.9	26.4	32.1
Total sales	$1,285.2	$1,194.2	$1,016.7

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$40.7	$41.0	$43.7
United Kingdom	9.1	9.5	10.3
Other foreign countries	2.9	2.2	1.9
Total long-lived assets, net	$52.7	$52.7	$55.9

MSS and CDS segment sales include $726.8 million, $685.0 million and $592.1 million in 2011, 2010 and 2009, respectively, of sales to U.S. government agencies. Transportation systems sales in 2011 included $155.7 million of sales to TfL.  No other customer accounts for 10% or more of our revenues for any periods presented.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended September 30, 2011 and 2010:

	Quarter Ended
	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Fiscal 2011
Net sales	$284,420	$333,968	$319,905	$346,910
Operating income	27,199	28,045	26,787	30,304
Net income attributable to Cubic	19,908	19,946	20,814	24,100
Net income per share	0.74	0.75	0.78	0.90

Fiscal 2010
Net sales	$250,684	$264,559	$331,240	$347,706
Operating income	20,374	26,132	32,636	26,383
Net income attributable to Cubic	13,663	21,019	22,702	13,252
Net income per share	0.51	0.79	0.85	0.49

NOTE 18 — SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and changes in cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No.  2010-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2010-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective October 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 21, 2011

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Based on our assessment, we concluded that we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria in Internal Control — Integrated Framework, issued by COSO. Our internal control over financial reporting as of September 30, 2011, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2011 and 2010, and the related statements of income, changes in shareholders’ equity, and changes in cash flows for each of the three years in the period ended September 30, 2011 of Cubic Corporation and our report dated November 21, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 21, 2011

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

(1)                                  The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

(2)                                  The following consolidated financial statement schedules of Cubic Corporation and subsidiaries, as referenced in Item 15(d):

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)                                 Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
10.1	2005 Equity Incentive Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference from Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Credit Agreement dated December 16, 2010. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2010, file No. 001-08931, Exhibit 10.3
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 001-08931, Exhibit 10.4.
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed February 23, 2011, file No. 001-08931
10.6	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2011, file No. 001-08931, Exhibit 10.1.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.
101

Financial statements from the Cubic Corporation Annual Report of Form 10-K for the year ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in shareholders equity, and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/18/11	/s/ Walter J. Zable
Date	WALTER J. ZABLE, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/18/11	/s/ Walter J. Zable	11/18/11	/s/ William W. Boyle
Date	WALTER J. ZABLE,	Date	WILLIAM W. BOYLE,
	President, Chief Executive Officer		Director, Senior Vice President and
	and Chairman of the Board of Directors		Chief Financial Officer

11/18/11	/s/ Walter C. Zable	11/18/11	/s/ Mark A. Harrison
Date	WALTER C. ZABLE,	Date	MARK A. HARRISON,
	Vice President and Vice Chairman		Vice President and Corporate Controller
	of the Board of Directors		(Principal Accounting Officer

11/18/11	/s/ Robert S. Sullivan	11/18/11	/s/ John H. Warner
Date	ROBERT S. SULLIVAN,	Date	JOHN H. WARNER,
	Director		Director

11/18/11	/s/ Edwin A. Guiles	11/18/11	/s/ Bruce G. Blakley
Date	EDWIN A. GUILES,	Date	BRUCE G. BLAKLEY,
	Director		Director