Form 10-Q
period 2011-12-31
CUBIC CORP /DE/
filed 2012-02-02
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 18, 2012, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2011	2010

Net sales:
Products	$157,312	$135,371
Services	161,435	149,049
	318,747	284,420

Costs and expenses:
Products	114,751	90,087
Services	132,243	121,811
Selling, general and administrative	34,637	37,030
Research and development	4,896	6,255
Amortization of purchased intangibles	4,039	2,038
	290,566	257,221

Operating income	28,181	27,199

Other income (expense):
Interest and dividend income	762	864
Interest expense	(347)	(407)
Other income (expense) - net	1,691	(227)

Income before income taxes	30,287	27,429

Income taxes	8,800	7,400

Net income	21,487	20,029

Less noncontrolling interest in income of VIE	45	121

Net income attributable to Cubic	$21,442	$19,908

Basic and diluted net income per common share	$0.80	$0.74

Average number of common shares outstanding	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2011	2011
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$289,141	$329,148
Short-term investments	18,872	25,829
Accounts receivable - net	254,811	223,984
Recoverable income taxes	22,177	20,725
Inventories - net	42,172	36,729
Deferred income taxes and other current assets	20,783	34,230
Total current assets	647,956	670,645

Long-term contract receivables	24,140	23,700
Property, plant and equipment - net	52,045	48,467
Goodwill	146,413	146,355
Purchased intangibles - net	50,147	54,139
Other assets	18,118	15,534
	$938,819	$958,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,372	$38,870
Customer advances	172,988	183,845
Accrued compensation and other current liabilities	86,344	103,339
Income taxes payable	8,460	7,902
Current portion of long-term debt	4,539	4,541
Total current liabilities	302,703	338,497

Long-term debt	7,233	11,377
Other long-term liabilities	56,157	57,168

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	620,291	598,849
Accumulated other comprehensive loss	(23,853)	(23,294)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	572,934	552,051
Noncontrolling interest in variable interest entity	(208)	(253)
Total shareholders’ equity	572,726	551,798
	$938,819	$958,840

Note: The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2011	2010
Operating Activities:
Net income	$21,487	$20,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,832	3,868
Changes in operating assets and liabilities	(65,693)	(7,744)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,374)	16,153

Investing Activities:
Acquisitions, net of cash acquired	—	(124,431)
Net additions to property, plant and equipment	(5,249)	(1,440)
Proceeds from sales or maturities of short-term investments	6,957	30,926
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,708	(94,945)

Financing Activities:
Principal payments on long-term borrowings	(4,136)	(4,137)
Purchases of treasury stock	—	(4)
NET CASH USED IN FINANCING ACTIVITIES	(4,136)	(4,141)

Effect of exchange rates on cash	795	1,770

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,007)	(81,163)

Cash and cash equivalents at the beginning of the period	329,148	295,434

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$289,141	$214,271

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2011

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

In the first quarter of fiscal year 2012, we revised our method of categorizing sales and the related cost of sales between products and services.  Our revised method of categorization considers whether individual projects relate predominantly to product or service sales.  As a result of this revision in categorization, $12.6 million of sales and $9.8 million of cost of sales have been reclassified from products to services in the Condensed Consolidated Statements of Income for the three months ended December 31, 2010 in order to conform to the current year presentation.

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2011.

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

Note 2 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2011	2011

Trade and other receivables	$21,684	$20,259
Long-term contracts:
Billed	86,847	89,056
Unbilled	170,960	138,764
Allowance for doubtful accounts	(540)	(395)
Total accounts receivable	278,951	247,684
Less estimated amounts not currently due	(24,140)	(23,700)
Current accounts receivable	$254,811	$223,984

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2011 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2011 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Note 2 — Balance Sheet Details - Continued

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2011	2011

Work in process and inventoried costs under long-term contracts	$69,751	$70,225
Customer advances	(28,708)	(34,582)
Raw material and purchased parts	1,129	1,086
Net inventories	$42,172	$36,729

At December 31, 2011, work in process and inventoried costs under long-term contracts includes approximately $0.3 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.2 million as of September 30, 2011. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Note 3 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010

Net income	$21,487	$20,029
Foreign currency translation adjustments	601	1,428
Net unrealized loss from cash flow hedges	(1,160)	(3,663)
Comprehensive income	$20,928	$17,794

Note 4 — Fair Value of Financial Instruments

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments. At December 31, 2011, the fair value of our long-term debt was estimated to be approximately $13.0 million compared to a carrying value of $11.8 million.  At September 30, 2011, the fair value of our long-term debt was estimated to be approximately $17.5 million compared to a carrying value of $15.9 million. Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.

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

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The fair value of tax exempt bonds are generally determined using standard observable inputs, including reported trades, quoted market prices, broker/dealer quotes, and issuer spreads. The maturities of tax exempt bonds are within the next year. Derivative financial instruments related to foreign currency forward contracts are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

	December 31, 2011
	Level 1	Level 2	Total
Assets
Cash equivalents - money market funds	$251,913	$—	$251,913
Short-term investments - tax exempt bonds	—	18,872	18,872
Current derivative assets	—	1,000	1,000
Noncurrent derivative assets	—	2,196	2,196
Total assets	$251,913	$22,068	$273,981
Liabilities
Current derivative liabilities	$—	$5,955	$5,955
Noncurrent derivative liabilities	—	5,246	5,246
Net assets	$251,913	$10,867	$262,780

	September 30, 2011
	Level 1	Level 2	Total
Assets
Cash equivalents	$266,842	$—	$266,842
Short-term investments - tax exempt bonds	—	25,829	25,829
Current derivative assets	—	7,466	7,466
Total assets	$266,842	$33,295	$300,137
Liabilities
Current derivative liabilities	$—	$7,522	$7,522
Noncurrent derivative liabilities	—	6,164	6,164
Net assets	$266,842	$19,609	$286,451

Note 5 — Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of December 31, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $86.6 million, which reduce the available line of credit to $63.4 million.

Note 6 — Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Service cost	$126	$201
Interest cost	2,384	2,331
Expected return on plan assets	(2,548)	(2,532)
Amortization of actuarial loss	355	213
Administrative expenses	21	25
Net pension cost	$338	$238

Note 7 — Income Taxes

Our effective tax rate for the three months ended December 31, 2011 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate, and due to the impact of research and development (R&D) and other income tax credits.

Our effective tax rate for the three months ended December 31, 2011 is higher than our effective tax rate for fiscal 2011. The primary reason for the increase in our estimated fiscal 2012 effective tax rate is due to the expiration of the U.S. federal R&D credit on December 31, 2011. In addition, our fiscal 2011 effective income tax rate was decreased by the retroactive reinstatement of the federal R&D credit in the quarter ended December 31, 2010, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D credit our fiscal 2011 provision also benefitted by $1.5 million for the additional credit that we realized in our fiscal 2010 tax return.

The amount of unrecognized tax benefits was $4.3 million at December 31, 2011 and September 30, 2011, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4.3 million at December 31, 2011.

As of December 31, 2011, our open tax years in significant jurisdictions include 2006-2010 in the UK and New Zealand and 2008-2010 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 8 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At December 31, 2011 and September 30, 2011, we had foreign exchange contracts with a notional value of $358.4 million and $290.4 million outstanding, respectively.

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

For the three months ended December 31, 2011 and December 31, 2010, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $3.2 million, net of income taxes, which will be offset by a gain on the underlying exposure.

Note 9 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010
Sales:
Transportation Systems	$124.0	$89.4
Defense Systems	86.4	95.8
Mission Support Services	108.1	98.8
Other	0.2	0.4
Total sales	$318.7	$284.4

Operating income (loss):
Transportation Systems	$15.4	$15.1
Defense Systems	9.3	8.3
Mission Support Services	4.5	5.1
Unallocated corporate expenses and other	(1.0)	(1.3)
Total operating income	$28.2	$27.2

Note 10 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the three months ended December 31, 2011 the amounts of Abraxas’ net sales and net loss after taxes included in our consolidated statement of income were $19.2 million and $0.5 million, respectively.

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Three Months Ended
	December 31,
	2011	2010

Net sales	$318.7	$297.9

Net income attributable to Cubic	$21.4	$20.0

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

Note 11 — Legal Matters

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the District Court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. In a previous year, we recorded a liability for the judgment amount and have accrued interest as of December 31, 2011 for our best estimate of the amount to be paid. We are not able to determine at this time whether the court will award a different amount of interest than we have accrued or whether it will require us to reimburse the plaintiff for attorney’s fees; therefore, we have not recorded a liability for these unknown and inestimable amounts as of December 31, 2011. Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited, however, we have filed an application with the U.S. Treasury Department requesting a license to hand the funds owed over to the District Court. We have not yet received the license from the U.S. Treasury Department, nor has the District Court ruled on these issues.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and allegedly illegal actions of one of our former employees, who is currently in police custody. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority has preliminarily estimated its loss of revenue to be approximately $5 million. The claim seeks recoupment from us, and possibly from the company from which we acquired the contract, of the alleged lost revenue and an unspecified amount of fees and damages, which we are currently unable to estimate. We do not yet have sufficient information to assess the merits or value of the claim, however, insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. No liability for this claim has been recorded as of December 31, 2011.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

Note 12 — Subsequent Events

On January 12, 2012 we entered into a new secured letter of credit facility agreement with a bank related to our letters of credit, which guarantee performance of our obligations to perform under contracts in all of our operating segments. In support of the facility, we placed $68.5 million on deposit as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. In return the bank will reduce associated letter of credit fees, accommodate extended expiration dates for the underlying letters of credit, and pay an interest rate approximating the three month LIBOR on the deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility, pending the payment of certain breakage fees, and move the associated letters of credit to another credit facility.

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no other subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2011

Our three primary businesses are in the defense and transportation industries. These are high technology businesses that design, manufacture and integrate complex systems and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world.

Cubic Transportation Systems (CTS) is the leading delivery, integration and IT service provider of automated fare collection systems and turnkey services for public transit authorities worldwide.  We provide hardware, software and multiagency, multimodal transportation integration technologies and a full scope of operational services that allow the agencies to efficiently collect fares, manage their operations, reduce shrinkage and make using public transit a more convenient and attractive option for commuters.

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training; weapons effects simulations; laser-based tactical and communication systems; and precision gunnery solutions. Our virtual training systems are aimed at marksmanship, armored vehicle, and tactical missile systems. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. Other product lines include multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

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

Consolidated Overview

Sales for the quarter ended December 31, 2011 increased to $318.7 million from $284.4 million last year, an increase of 12%. CTS sales increased 39% and MSS sales increased 9% compared to the first quarter of last year while CDS sales decreased 10%. See the segment discussions following for further analysis of segment sales.

Operating income was $28.2 million in the quarter compared to $27.2 million in the first quarter of last year, an increase of 4%. CDS operating income increased 12% and CTS operating income increased 2% compared to the first quarter of last year, and MSS operating income was 12% lower. Corporate and other costs for the quarter were $1.0 million in 2011 compared to $1.3 million in 2010.

Net income attributable to Cubic for the first quarter of fiscal 2012 was $21.4 million, or 80 cents per share, compared to $19.9 million, or 74 cents per share last year. Net income increased for the quarter due to the increase in operating income and other income. Included in other income was a net foreign currency exchange gain of $1.9 million in the first quarter of this year compared to a loss of $0.1 million last year, before applicable income taxes. These increases were partially offset by the increase in income tax expense described below.

Our gross margin percentage on product sales decreased to 27% in the first quarter of this year compared to 33% in the first quarter of last year. The decrease in our gross margin percentage on product sales is primarily due to the growth in sales on new CTS design and build contracts that are in an early stage of development and are realizing lower margins than our other, more mature, CTS contracts.

Selling, general and administrative (SG&A) expenses decreased in the first quarter this year to $34.6 million compared to $37.0 million last year. As a percentage of sales, SG&A expenses were 10.9% for the first quarter compared to 13.0% last year. The decrease was due primarily to lower selling costs in the CDS and MSS segments. In addition, SGA expenses in the first quarter of last year included $0.7 million of costs related to the Abraxas acquisition. Company funded research and development expenditures, which mainly relate to new defense technologies we are developing, decreased to $4.9 million for the first quarter compared to $6.3 million last year. Amortization of purchased intangibles increased in the first quarter this year to $4.0 million compared to $2.0 million in the first quarter last year due to the acquisition of Abraxas.

Our projected effective tax rate for fiscal 2012 is 28.9% and is reflected in the tax provision for the first quarter. The projected effective rate for fiscal 2012 is higher than last year’s effective rate of 27.0% for the three months primarily due to the expiration of the U.S. federal research and development (R&D) credit on December 31, 2011. In addition, our fiscal 2011 effective income tax rate was decreased by the retroactive reinstatement of the federal R&D credit in the quarter ended December 31, 2010, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D credit our fiscal 2011 provision also benefitted by $1.5 million for the additional credit that we realized in our fiscal 2010 tax return. The effective rate for fiscal 2012 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended December 31,
	2011	2010
	(in millions)
Transportation Systems Segment Sales	$124.0	$89.4

Transportation Systems Segment Operating Income	$15.4	$15.1

CTS sales increased 39% to $124.0 million compared to $89.4 million last year. Sales were higher from work on contracts in Australia, a contract in Canada, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the first quarter last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar did not have a material impact on sales when compared to the first quarter of 2011 exchange rates.

Operating income from CTS increased 2% in the first quarter this year to $15.4 million, compared to $15.1 million last year. Higher sales from contracts in Canada and the U.K. contributed to the increase, in addition to improved margins from a service contract in North America. Partially offsetting these increases was cost growth related to a contract in the U.S. In addition, the growth in sales came largely from new contracts that are at an early stage of development, realizing lower margins than our other, more mature, contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar did not have an impact on operating income when compared to the first quarter of 2011 exchange rates.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2011	2010
	(in millions)
Defense Systems Segment Sales
Training systems	$68.7	$82.0
Communications	14.1	11.8
Other	3.6	2.0
	$86.4	$95.8

Defense Systems Segment Operating Income
Training systems	$8.2	$9.8
Communications	3.1	0.8
Other	(2.0)	(2.3)
	$9.3	$8.3

Training Systems

Training systems sales decreased 16% in the first quarter this year to $68.7 million compared to $82.0 million in the first quarter of last year. Operating income was also down 16% for the quarter from $9.8 million last year to $8.2 million this year. In the first quarter of last year, a delivery of air combat training systems to a U.S. government customer resulted in significant sales and operating income for the quarter. In addition, ground combat training sales and operating income in the U.S. and the Far East were lower for the quarter ended December 31, 2011. Partially offsetting these decreases in the current quarter were higher sales from other air and ground combat training systems contracts and higher operating income from a European contract. Sales and operating income were also higher in this year’s first quarter from air combat training system sales to a customer in the Far East.

Communications

Communications sales increased 19% in the first quarter to $14.1 million from $11.8 million last year. Sales were higher for the first quarter from personnel locater systems and power amplifiers, but were lower from data links. Operating income more than tripled to $3.1 million in the first quarter this year from $0.8 million last year. Higher personnel locater systems and power amplifier sales and improved margins from data links contributed to the increase for the quarter.

Other

Included in other are businesses that are developing cross domain and global asset tracking products. In the first three months we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2011	2010
	(in millions)
Mission Support Services Segment Sales	$108.1	$98.8

Mission Support Services Segment Operating Income	$4.5	$5.1

Sales from MSS increased 9% to $108.1 million in the first quarter this year, from $98.8 million last year. The acquisition of Abraxas added $19.2 million to sales for the quarter compared to only $1.3 million in the first quarter last year. Sales growth was also driven by increased activity in support of instruction and maintenance of flight simulators. Partially offsetting these sales improvements was a decrease in activity during the first quarter at the Joint Readiness Training Center (JRTC) in Fort Polk, LA., from a contract at the U.S. Army’s Quartermaster Center and School, and from other training and education contracts.

MSS operating income decreased 12% to $4.5 million in the first quarter this year from $5.1 million last year. Lower sales from certain higher margin training and education contracts also contributed to the decrease in operating income for the first three months this year. Abraxas incurred an operating loss of $0.8 million for the first quarter this year, which included $2.6 million of amortization of intangible assets. Abraxas incurred an operating loss of $0.8 million in the first quarter last year mainly from acquisition related costs.

Backlog

	December 31,	September 30,
	2011	2011
	(in millions)
Total backlog
Transportation Systems	$1,782.7	$1,368.5
Mission Support Services	895.6	932.2
Defense Systems:
Training systems	471.0	489.1
Communications and electronics	26.3	36.0
Other	6.8	9.7
Total Defense Systems	504.1	534.8
Other Operations	1.2	1.3
Total	$3,183.6	$2,836.8

Funded backlog
Transportation Systems	$1,782.7	$1,368.5
Mission Support Services	240.0	258.8
Defense Systems:
Training systems	471.0	489.1
Communications and electronics	26.3	36.0
Other	6.8	9.7
Total Defense Systems	504.1	534.8
Other Operations	1.2	1.3
Total	$2,528.0	$2,163.4

As reflected in the table above, total backlog increased $346.8 million and funded backlog increased $364.6 million from September 30, 2011 to December 31, 2011. The backlog increase at CTS was from a new contract awarded by the Chicago Transit Authority, which added $454 million as of December 31, 2011. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar as of the end of the quarter increased backlog by approximately $22.5 million compared to September 30, 2011.

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

Liquidity and Capital Resources

Operating activities used cash of $38.4 million for the first quarter of the fiscal year. Increases in accounts receivable and decreases in accounts payable, other current liabilities and customer advances contributed to the use of cash. All three segments contributed to the use of cash. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia and Canada.

Investing activities for the three-month period included capital expenditures of $5.2 million and proceeds from sales or maturities of marketable securities of $7.0 million. Financing activities for the three-month period consisted of scheduled payments on our long-term debt of $4.1 million.

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. We have begun discussions with our banks and intend to extend or replace this credit agreement with a facility having a maturity beyond 2012. As of December 31, 2011, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $86.6 million, which reduce the available line of credit to $63.4 million. On January 12, 2012 we entered into a new secured letter of credit facility agreement with a bank related to our letters of credit, which guarantee performance of our obligations to perform under contracts in all of our operating segments. In support of the facility, we placed $68.5 million on deposit as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. In return the bank will reduce associated letter of credit fees, accommodate extended expiration dates for the underlying letters of credit, and pay an interest rate approximating the three month LIBOR on the deposit. This interest rate provides an improvement over the rate earned on our previous investment choices. The initial term of the facility is one year; however we may choose at any time to terminate the facility, pending the payment of certain breakage fees, and move the associated letters of credit to another credit facility.

As of December 31, 2011, $243.9 million of the $308.0 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $345.3 million and a current ratio of 2.1 to 1 at December 31, 2011. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2011.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2011, and throughout this filing that could cause actual results to differ materially from those expressed in these statements.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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
101

Financial statements from the Cubic Corporation Quarterly Report of Form 10-Q for the quarter ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated condensed balance sheets, (ii) consolidated condensed statements of income, (iii) consolidated condensed statements of cash flows, and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	January 31, 2012	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	January 31, 2012	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller