Form 10-Q
period 2012-03-31
CUBIC CORP /DE/
filed 2012-05-03
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

Yes ☐    No ☒

As of April 17, 2012, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales:
Products	$314,942	$292,721	$157,630	$157,350
Services	344,799	325,667	183,364	176,618
	659,741	618,388	340,994	333,968

Costs and expenses:
Products	221,430	196,597	106,679	106,510
Services	278,030	274,264	145,787	152,453
Selling, general and administrative	77,666	74,407	43,029	37,377
Research and development	12,968	11,526	8,072	5,271
Amortization of purchased intangibles	7,707	6,350	3,668	4,312
	597,801	563,144	307,235	305,923

Operating income	61,940	55,244	33,759	28,045

Other income (expense):
Interest and dividend income	1,726	1,239	964	375
Interest expense	(678)	(781)	(331)	(374)
Other income (expense) - net	1,703	(243)	12	(16)

Income before income taxes	64,691	55,459	34,404	28,030

Income taxes	18,900	15,400	10,100	8,000

Net income	45,791	40,059	24,304	20,030

Less noncontrolling interest in income of VIE	96	205	51	84

Net income attributable to Cubic	$45,695	$39,854	$24,253	$19,946

Basic and diluted net income per common share	$1.71	$1.49	$0.91	$0.75

Dividends per common share	$0.12	$0.19	$0.12	$0.19

Average number of common shares outstanding	26,736	26,736	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	September 30,
	2012	2011
	(Unaudited)	(See note below)
ASSETS
Current assets:
Cash and cash equivalents	$230,766	$329,148
Restricted cash	68,584	—
Short-term investments	7,895	25,829
Accounts receivable - net	292,704	223,984
Recoverable income taxes	12,392	20,725
Inventories - net	50,664	36,729
Deferred income taxes and other current assets	24,325	34,230
Total current assets	687,330	670,645

Long-term contract receivables	23,590	23,700
Property, plant and equipment - net	55,525	48,467
Goodwill	146,812	146,355
Purchased intangibles - net	46,493	54,139
Other assets	18,920	15,534
	$978,670	$958,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,126	$38,870
Customer advances	168,670	183,845
Accrued compensation and other current liabilities	83,499	103,339
Income taxes payable	11,922	7,902
Current portion of long-term debt	4,556	4,541
Total current liabilities	309,773	338,497

Long-term debt	7,191	11,377
Other long-term liabilities	57,954	57,168

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	641,336	598,849
Accumulated other comprehensive loss	(13,923)	(23,294)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	603,909	552,051
Noncontrolling interest in variable interest entity	(157)	(253)
Total shareholders’ equity	603,752	551,798
	$978,670	$958,840

Note: The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating Activities:
Net income	$45,791	$40,059	$24,304	$20,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,297	10,086	5,465	6,218
Changes in operating assets and liabilities	(97,027)	(5,916)	(31,334)	1,828
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(39,939)	44,229	(1,565)	28,076

Investing Activities:
Acquisitions, net of cash acquired	—	(126,825)	—	(2,394)
Net additions to property, plant and equipment	(10,150)	(3,575)	(4,901)	(2,135)
Proceeds from maturities of short-term investments	17,934	41,793	10,977	10,867
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,784	(88,607)	6,076	6,338

Financing Activities:
Principal payments on long-term borrowings	(4,274)	(4,274)	(138)	(137)
Purchases of treasury stock	—	(4)	—	—
Dividends paid	(3,208)	—	(3,208)	—
Change in restricted cash	(68,584)	—	(68,584)	—
NET CASH USED IN FINANCING ACTIVITIES	(76,066)	(4,278)	(71,930)	(137)

Effect of exchange rates on cash	9,839	4,198	9,044	2,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,382)	(44,458)	(58,375)	36,705

Cash and cash equivalents at the beginning of the period	329,148	295,434	289,141	214,271

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$230,766	$250,976	$230,766	$250,976

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

Note 1 – Basis for Presentation

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

In the first quarter of fiscal year 2012, we revised our method of categorizing sales and the related cost of sales between products and services. We reconsidered whether certain projects related predominantly to product or service sales. As a result of this revision in categorization, for the three and six months ended March 31, 2011, $10.8 million and $23.4 million of sales and $9.6 million and $19.4 million of cost of sales, respectively,  have been reclassified from products to services in the Condensed Consolidated Statements of Income in order to conform to the current year presentation.

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three- and six- month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2011.

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

Note 2 – Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2012	2011

Trade and other receivables	$13,623	$20,259
Long-term contracts:
Billed	87,000	89,056
Unbilled	216,341	138,764
Allowance for doubtful accounts	(670)	(395)
Total accounts receivable	316,294	247,684
Less estimated amounts not currently due	(23,590)	(23,700)
Current accounts receivable	$292,704	$223,984

Note 2 – Balance Sheet Details - Continued

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2012 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2011 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2012	2011
Work in process and inventoried costs under long-term contracts	$82,991	$70,225
Customer advances	(33,378)	(34,582)
Raw material and purchased parts	1,051	1,086
Net inventories	$50,664	$36,729

At March 31, 2012, work in process and inventoried costs under long-term contracts includes approximately $0.5 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.2 million as of September 30, 2011. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Note 3 – Comprehensive Income

Comprehensive income is as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$45,791	$40,059	$24,304	$20,030
Foreign currency translation adjustments	7,243	3,190	6,642	1,762
Net unrealized gain (loss) from cash flow hedges	2,128	(9,073)	3,288	(5,410)
Comprehensive income	$55,162	$34,176	$34,234	$16,382

Note 4 – Fair Value of Financial Instruments

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

	March 31, 2012
	Level 1	Level 2	Total
Assets
Cash equivalents - money market funds	$205,862	$—	$205,862
Short-term investments - tax exempt bonds	—	7,895	7,895
Current derivative assets	—	2,197	2,197
Noncurrent derivative assets	—	3,041	3,041
Total assets	$205,862	$13,133	$218,995
Liabilities
Current derivative liabilities	$—	$1,687	$1,687
Noncurrent derivative liabilities	—	6,497	6,497
Net assets	$205,862	$4,949	$210,811

	September 30, 2011
	Level 1	Level 2	Total
Assets
Cash equivalents - money market funds	$266,842	$—	$266,842
Short-term investments - tax exempt bonds	—	25,829	25,829
Current derivative assets	—	7,466	7,466
Total assets	$266,842	$33,295	$300,137
Liabilities
Current derivative liabilities	$—	$7,522	$7,522
Noncurrent derivative liabilities	—	6,164	6,164
Net assets	$266,842	$19,609	$286,451

Long-term debt is carried at amortized cost. The fair value of long-term debt is estimated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 valuation technique. At March 31, 2012, the fair value of our long-term debt was estimated to be approximately $12.9 million compared to a carrying value of $11.7 million.  At September 30, 2011, the fair value of our long-term debt was estimated to be approximately $17.5 million compared to a carrying value of $15.9 million.

Note 5 – Financing Arrangements

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. As of March 31, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $26.9 million, which reduce the available line of credit to $123.1 million.

On January 12, 2012 we entered into an additional secured letter of credit facility agreement with a bank. At March 31, 2012 there were letters of credit outstanding under this agreement of $62.2 million. In support of the facility, we placed $68.6 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $66.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility and move the associated letters of credit to another credit facility.

Note 6 – Pension Plans

The components of net periodic pension benefits costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$254	$406	$128	$205
Interest cost	4,788	4,622	2,404	2,291
Expected return on plan assets	(5,116)	(5,031)	(2,568)	(2,499)
Amortization of actuarial loss	713	418	358	205
Administrative expenses	42	45	21	20
Net pension cost	$681	$460	$343	$222

Note 7 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. ASU 2011-04 clarified the intent about the application of existing fair value measurement requirements and changed certain requirements for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 in the quarter ended March 31, 2012. This adoption had no material impact our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income (OCI) in the statement of shareholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. The new standard will be effective for us beginning in the quarter ending December 31, 2012 and will be applied retrospectively. The adoption of the new standard will not have an effect on our results of operations, financial position, or cash flows as it only requires a change in the presentation of OCI in our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by us after December 31, 2011, and will not have an effect on the measurement of goodwill impairment, if any.

Note 8 – Income Taxes

Our effective tax rate for the six months ended March 31, 2012 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate, and due to the impact of research and development (R&D) and other income tax credits.

Our effective tax rate for the six months ended March 31, 2012 is higher than our effective tax rate for fiscal 2011. The primary reason for the increase in our estimated fiscal 2012 effective tax rate is due to the expiration of the U.S. federal R&D credit on December 31, 2011. In addition, our fiscal 2011 effective income tax rate was decreased by the retroactive reinstatement of the federal R&D credit in the quarter ended December 31, 2010, which had expired in December 2009. Because the reinstatement was retroactive, in addition to the benefit for the 2011 R&D credit our fiscal 2011 provision also benefitted by $1.5 million for the additional credit that we realized in our fiscal 2010 tax return.

The amount of unrecognized tax benefits was $4.3 million at March 31, 2012 and September 30, 2011, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4.3 million at March 31, 2012.

As of March 31, 2012, our open tax years in significant jurisdictions include 2006-2011 in the UK and New Zealand and 2008-2011 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 9 – Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At March 31, 2012 and September 30, 2011, we had foreign exchange contracts with a notional value of $370.1 million and $290.4 million outstanding, respectively.

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

For the three and six months ended March 31, 2012 and March 31, 2011, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes, which will be offset by net losses on the underlying exposure.

Note 10 – Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Sales:
Transportation Systems	$255.4	$186.2	$131.4	$96.8
Defense Systems	168.7	199.5	82.3	103.7
Mission Support Services	235.0	231.9	126.9	133.1
Other	0.6	0.8	0.4	0.4
Total sales	$659.7	$618.4	$341.0	$334.0

Operating income (loss):
Transportation Systems	$38.4	$28.3	$23.0	$13.2
Defense Systems	18.3	19.4	9.0	11.1
Mission Support Services	9.1	10.2	4.6	5.1
Unallocated corporate expenses and other	(3.9)	(2.7)	(2.9)	(1.4)
Total operating income	$61.9	$55.2	$33.7	$28.0

In the quarters ended March 31, 2012 and 2011 we made changes in estimates which increased the profit recognized on a transportation systems contract primarily due to revisions in the estimated total costs to be incurred to complete the contract. As a result of these revisions in estimates, both sales and operating income increased by $7.9 million in the quarter ended March 31, 2012, and both sales and operating income increased by $2.4 million in the quarter ended March 31, 2011.

Note 11 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the six months ended March 31, 2012 the amounts of Abraxas’ net sales and net loss after taxes included in our consolidated statement of income were $36.2 million and $1.0 million, respectively. For the six months ended March 31, 2011 the amounts were $15.5 million and $0.8 million, respectively.

Note 12 – Legal Matters

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. In a previous year, we recorded a liability for the judgment amount and through March 31, 2012 we have continued to accrue interest for a total accrued liability of $8.8 million at March 31, 2012. Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the $8.8 million owed to the U.S. District Court, resulting in the cessation of further post-judgment interest expense. This sum was delivered to the Clerk of the U.S. District Court on April 18, 2012. We are unable to determine whether the U.S. District Court will award additional pre-judgment interest, which the plaintiff has asserted should be $1.4 million, or reimbursement to the plaintiff for an unspecified amount of attorney’s fees because these are discretionary with the court. Therefore, we have not recorded a liability for these issues as of March 31, 2012. A hearing date has been set for June 12, 2012 to resolve these remaining issues.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and allegedly illegal actions of one of our former employees, who is currently in police custody. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim seeks recoupment from us of the alleged lost revenue and an unspecified amount of fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We are currently unable to estimate the amount of any other fees or damages related to this matter in excess of the amount that has been recorded at March 31, 2012. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds are treated as a gain contingency and will not be recognized in the financial statements until any such proceeds are received.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these proceedings and the proceedings described above will not have a materially adverse effect on our financial position.

Note 13 – Subsequent Events

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2012

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

Consolidated Overview

Sales for the quarter ended March 31, 2012 increased 2% to $341.0 million from $334.0 million last year. For the first six months of the fiscal year, sales increased to $659.7 million compared to $618.4 million last year, an increase of 7%.  The largest sales increase for both the quarter and the six-month period came from CTS.  MSS sales increased slightly for the six-month period but were down for the quarter. CDS sales decreased for the quarter and the six-month period. The acquisition of Abraxas added $36.2 million to MSS sales for the six-month period compared to $15.5 million last year. See the segment discussions following for further analysis of segment sales.

Operating income was $33.7 million in the quarter compared to $28.0 million in the second quarter of last year, an increase of 20%. For the quarter, CTS operating income increased while CDS and MSS operating income decreased. Unallowable corporate and other expenses for the second quarter were $2.9 million in 2012 compared to $1.4 million in 2011. The 2012 unallowable corporate expenses include a loss of $1.5 million for which we will file an insurance claim. However, any potential recovery is treated as a contingent gain and not recorded until we receive the insurance proceeds.

Operating income for the six-month period increased 12% to $61.9 million from $55.2 million last year. CTS operating income increased compared to the first half of last year, while both CDS and MSS operating income decreased. Unallowable corporate and other expenses for the first half of the fiscal year were $3.9 million for 2012 and $2.7 million for 2011. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the second quarter of fiscal 2012 increased to $24.3 million, or 91 cents per share, compared to $19.9 million, or 75 cents per share last year. For the first six months of the year, net income increased to $45.7 million, or $1.71 per share, from $39.9 million, or $1.49 per share last year. Net income increased for the quarter and first six months primarily due to the increase in operating income. Other income (expense) included a net foreign currency exchange gain of $2.2 million for the first six months of the year compared to a loss of $0.3 million last year, before applicable income taxes. The impact of the increases in operating income and other income on net income were partially offset by the increase in income tax expense described below.

Our gross margin percentage on product sales decreased to 30% in the first six months of fiscal 2012 compared to 33% in 2011. The decrease in our gross margin percentage on product sales is primarily due to the growth in sales on new CTS design and build contracts that are in an early stage of development and are realizing lower margins than our other, more mature, CTS contracts. Our gross margin percentage on service sales increased to 19% in the six-month period ended March 31, 2012 compared to 16% in 2011 due to higher profit margins on CTS service contracts and improved gross margins from the global asset tracking business in the CDS segment.

Selling, general and administrative (SG&A) expenses increased in the second quarter this year to $43.0 million compared to $37.4 million last year. For the six-month period, SG&A increased to $77.7 million compared to $74.4 million last year. The primary reason for these increases was a $2.9 million provision made for a legal claim in the transportation segment during the second quarter of this year. As a percentage of sales, SG&A expenses were 12.6% for the second quarter compared to 11.2% last year, and 11.8% for the first half of fiscal 2012 compared to 12.0% in fiscal 2011. Company funded research and development expenditures, which relate to new transportation and defense technologies we are developing, increased to $8.1 million for the second quarter compared to $5.3 million last year and $13.0 million for the six-month period this year compared to $11.5 million last year. Amortization of purchased intangibles increased for the six-month period this year to $7.7 million compared to $6.4 million last year due to the acquisition of Abraxas in December 2010.

Our projected effective tax rate for fiscal 2012 is 29.2% and is reflected in the tax provision for the six months ended March 31, 2012. The projected effective rate for fiscal 2012 is higher than last year’s effective rate of 27.7% primarily due to the expiration of the U.S. federal research and development (R&D) credit on December 31, 2011. In addition, our fiscal 2011 effective income tax rate was decreased by the retroactive reinstatement of the federal R&D credit in the quarter ended December 31, 2010, which had expired in December 2009.

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

Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Transportation Systems Segment Sales	$255.4	$186.2	$131.4	$96.8

Transportation Systems Segment Operating Income	$38.4	$28.3	$23.0	$13.2

CTS sales increased 36% in the second quarter to $131.4 million compared to $96.8 million last year, and increased 37% for the six-month period to $255.4 million from $186.2 million last year. Sales for the quarter and the six-month period ended March 31, 2012 were higher from work on contracts in Australia, a contract in Canada, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the second quarter and six-month period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in sales of $1.0 million for the second quarter and $1.7 million for the six-month period, compared to the same periods last year.

Operating income from CTS increased 74% in the second quarter to $23.0 million compared to $13.2 million last year, and increased 36% for the six-month period to $38.4 million from $28.3 million last year. Higher sales from contracts in Canada and the U.K. contributed to the increase, in addition to improved margins from a service contract in North America for both the quarter and the six-month period. Profit margins in the second quarter also improved on a contract in the U.K. due to a decrease in the estimated total costs to be incurred to complete the contract, based upon revised estimates that added $7.9 million to operating income. Partially offsetting these increases was a $2.9 million provision made for a legal claim in the second quarter of this year and cost growth related to a contract in the U.S. In addition, the growth in sales came largely from new contracts that are at an early stage of development, realizing lower profit margins than our other, more mature, contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar reduced operating income by $0.1 million for both the quarter and the six-month period, compared to the same periods last year.

Defense Systems Segment (CDS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Defense Systems Segment Sales
Training systems	$140.5	$173.4	$71.8	$91.4
Communications	22.4	22.1	8.3	10.3
Other	5.8	4.0	2.2	2.0
	$168.7	$199.5	$82.3	$103.7

Defense Systems Segment Operating Income
Training systems	$19.8	$23.7	$11.6	$13.9
Communications	4.0	2.4	0.9	1.6
Other	(5.5)	(6.7)	(3.5)	(4.4)
	$18.3	$19.4	$9.0	$11.1

Training Systems

Training systems sales decreased 21% in the second quarter this year to $71.8 million compared to $91.4 million last year, and decreased 19% for the six-month period to $140.5 million compared to $173.4 million last year. Operating income was also down 17% for the quarter from $13.9 million last year to $11.6 million this year, and down 16% for the six-month period from $23.7 million last year to $19.8 million this year. A delivery of air combat training systems to a U.S. government customer last year resulted in significant sales and operating income for the quarter and six-month period. In addition, ground combat training sales and operating income in the U.S. and the Far East were lower this year for the quarter and the six-month period. Partially offsetting these decreases in the current quarter and six-month period were higher sales from new ground combat training systems contracts. Sales and operating income were also higher for the six-month period from air combat training system sales to a customer in the Far East. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in sales and operating income of $1.0 million and $0.3 million, respectively, for the second quarter and $1.2 million and $0.3 million, respectively, for the six-month period, compared to the same periods last year.

Communications

Communications sales decreased 19% in the second quarter to $8.3 million compared to $10.3 million last year. Lower sales from personnel locater systems for the quarter were partially offset by higher sales from data links and power amplifiers. Operating income decreased 44% in the second quarter, from $1.6 million last year to $0.9 million this year. Lower profit margins from data link sales and lower personnel locater system sales contributed to the decrease for the quarter. Partially offsetting the decrease in communications operating income for the quarter were improved profit margins on higher power amplifier sales.

Communications sales increased 1% for the six-month period ended March 31, 2012 to $22.4 million from $22.1 million in the comparable period last year. Sales were higher for the six-month period this year from power amplifiers, but were lower from personnel locater systems and data links. Operating income increased 67% to $4.0 million this year from $2.4 million last year.

Higher power amplifier sales and improved profit margins from all three product lines for the six-month period contributed to the increase.

Other

The “Other” category of the defense systems segment includes businesses that are developing cross domain and global asset tracking products. In the first six months we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and six-month period. However, increased gross margins on increased sales of these products reduced the operating losses for the second quarter and six-month period compared to last year.

Mission Support Services Segment (MSS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Mission Support Services Segment Sales	$235.0	$231.9	$126.9	$133.1

Mission Support Services Segment Operating Income	$9.1	$10.2	$4.6	$5.1

Sales from MSS decreased 5% to $126.9 million in the second quarter this year, from $133.1 million last year, and increased 1% for the six-month period to $235.0 million from $231.9 million last year. Sales growth for the six-month period was driven by the acquisition of Abraxas in December 2010, which added $36.2 million to sales for the six-month period compared to $15.5 million last year. Abraxas sales for the second quarter this year were $2.8 million higher than last year.  Sales decreased for the quarter and six-month period from training and education contracts due to the migration of certain contracts to small businesses where we are now in a subcontractor role. In addition, earlier in the year we lost a contract in a competitive bid situation, for support of simulation trainers that we had performed for several years.

MSS operating income decreased 10% to $4.6 million in the second quarter this year from $5.1 million last year, and decreased 11% for the six-month period to $9.1 million this year compared to $10.2 million last year. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the quarter and six-month period this year.  In addition, the current competitive environment in the government services industry is driving profit margins somewhat lower than in recent years. Abraxas incurred an operating loss of $0.6 million for the second quarter this year compared to an operating loss of $0.7 million last year. Abraxas’ operating loss for the six-month period ended March 31, 2012 decreased to $1.4 million from $1.5 million last year.

Abraxas operating results included $2.3 million of amortization of intangible assets for the second quarter of this year compared to $2.6 million last year. Abraxas recorded $4.9 million of amortization for the six-month period ended March 31, 2012 while amortization and acquisition-related costs were $2.9 million and $0.7 million, respectively, in the comparable period last year.

Backlog

	March 31,	September 30,
	2012	2011
	(in millions)
Total backlog
Transportation Systems	$1,775.2	$1,368.5
Mission Support Services	845.1	932.2
Defense Systems:
Training systems	454.1	489.1
Communications	24.2	36.0
Other	5.6	9.7
Total Defense Systems	483.9	534.8
Other Operations	0.7	1.3
Total	$3,104.9	$2,836.8

Funded backlog
Transportation Systems	$1,775.2	$1,368.5
Mission Support Services	251.6	258.8
Defense Systems:
Training systems	454.1	489.1
Communications	24.2	36.0
Other	5.6	9.7
Total Defense Systems	483.9	534.8
Other Operations	0.7	1.3
Total	$2,511.4	$2,163.4

As reflected in the table above, total backlog increased $268.1 million and funded backlog increased $348.0 million from September 30, 2011 to March 31, 2012. The backlog increase at CTS was from a new contract awarded by the Chicago Transit Authority, which added $454 million. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar increased backlog at March 31, 2012 by approximately $48.8 million compared to September 30, 2011.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These contingent revenues are also not included in the amounts identified above.

Liquidity and Capital Resources

Operating activities used cash of $39.9 million for the six-month period. Increases in accounts receivable and inventories and decreases in other current liabilities and customer advances contributed to the use of cash. Use of cash by our CTS and CDA segments was partially offset by positive cash flows from our MSS segment. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia and Canada where we must meet certain milestones before being paid by the customer.

Investing activities for the six-month period included capital expenditures of $10.2 million and proceeds from maturities of marketable securities of $17.9 million. Financing activities for the six-month period consisted of scheduled payments on our long-term debt of $4.3 million, dividends paid to our shareholders of $3.2 million and the transfer of cash into a restricted account totaling $68.6 million, as described below.

We have a committed three-year revolving credit agreement with a group of financial institutions in the amount of $150 million, expiring in December 2012. We have begun discussions with our banks and intend to extend or replace this credit agreement with a facility having a maturity beyond 2012. As of March 31, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $26.9 million, which reduce the available line of credit to $123.1 million.

On January 12, 2012 we entered into an additional secured letter of credit facility agreement with a bank which supports our issuance of letters of credit that guarantee our obligations to perform under contracts in all of our operating segments. At March 31, 2012 there were letters of credit outstanding under this agreement of $62.2 million. In support of the facility, we placed $68.6 million of our cash held in the U.K. on deposit as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. In return the bank will reduce associated letter of credit fees, accommodate extended expiration dates for the underlying letters of credit and pay an interest rate approximating the three month LIBOR on the deposit. This interest rate provides an improvement over the rate earned on our previous investment choices. The maximum amount of letters of credit currently allowed by the facility is $66.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility, pending the payment of certain breakage fees, and move the associated letters of credit to another credit facility.

As of March 31, 2012, $175.6 million of the $230.8 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. Also, all of our restricted cash was held by our subsidiary in the U.K. If any of the funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $377.6 million and a current ratio of 2.2 to 1 at March 31, 2012. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
10.1	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Credit Agreement dated December 16, 2009. Incorporated by reference from Form 10-Q for the quarter ended December 31, 2009, file No. 001-08931, Exhibit 10.3
10.4	Revised Deferred Compensation Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2008, file No. 001-08931, Exhibit 10.4
10.5	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed March 2, 2012, file No. 001-08931
10.6	Credit Agreement dated January 12, 2012. Attached hereto as Exhibit 10.6.
15	Report of Independent Registered Public Accounting Firm
31.1	Certification of CEO
31.2	Certification of CFO
32.1	CEO Certification
32.2	CFO Certification
101

Financial statements from the Cubic Corporation Quarterly Report of Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated condensed balance sheets, (ii) consolidated condensed statements of income, (iii) consolidated condensed statements of cash flows, and (iv) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 1, 2012	/s/ William W. Boyle
William W. Boyle
Senior Vice President and CFO

Date	May 1, 2012	/s/ Mark A. Harrison
Mark A. Harrison
Vice President and Corporate Controller