Form 10-Q
period 2012-06-30
CUBIC CORP /DE/
filed 2012-12-14
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

As of November 30, 2012, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

EXPLANATORY NOTE REGARDING RESTATEMENT

This Quarterly Report on Form 10-Q of Cubic Corporation (“Company”, “we”, and “us”) for the three- and nine-months ended June 30, 2012, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our Condensed Consolidated Balance Sheet as of September 30, 2011 and the Condensed Consolidated Statements of Income and Cash Flows for the three- and nine-months ended June 30, 2011; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three- and nine-month periods ended June 30, 2011, located in Part I Item 2 of this Form 10-Q.  The restatement results from our review of revenue recognition practices.  See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 for a detailed discussion of the review and effect of the restatement.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 31, 2012, and all earnings press releases and similar communications issued by us prior to July 31, 2012, should not be relied upon. The restatements are more fully described in our 2012 Annual Report on Form 10-K filed concurrently herewith.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Net sales:
Products	$498,829	$428,854	$189,743	$142,055
Services	522,979	523,706	175,654	180,732
	1,021,808	952,560	365,397	322,787

Costs and expenses:
Products	338,564	296,090	118,431	101,486
Services	430,602	419,605	153,552	144,992
Selling, general and administrative	121,010	114,631	42,751	37,981
Research and development	21,395	17,807	8,427	6,281
Amortization of purchased intangibles	11,357	10,607	3,650	4,257
	922,928	858,740	326,811	294,997

Operating income	98,880	93,820	38,586	27,790

Other income (expense):
Interest and dividend income	2,423	1,729	697	490
Interest expense	(899)	(1,155)	(221)	(374)
Other income (expense) - net	95	(462)	(950)	1,232

Income before income taxes	100,499	93,932	38,112	29,138

Income taxes	29,538	24,702	11,338	7,032

Net income	70,961	69,230	26,774	22,106

Less noncontrolling interest in income of VIE	149	261	53	56

Net income attributable to Cubic	$70,812	$68,969	$26,721	$22,050

Basic and diluted net income per common share	$2.65	$2.58	$1.00	$0.82

Dividends per common share	$0.12	$0.19	$—	$—

Average number of common shares outstanding	26,736	26,736	26,736	26,735

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2012	2011
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$231,129	$329,148
Restricted cash	68,681	—
Short-term investments	—	25,829
Accounts receivable - net	323,118	227,290
Recoverable income taxes	15,150	24,917
Inventories - net	49,622	38,359
Deferred income taxes and other current assets	16,708	30,563
Total current assets	704,408	676,106

Long-term contract receivables	22,850	23,700
Long-term capitalized contract costs	13,695	—
Property, plant and equipment - net	56,166	48,467
Goodwill	146,597	146,355
Purchased intangibles - net	42,836	54,139
Other assets	20,135	17,757
	$1,006,687	$966,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,341	$43,984
Customer advances	127,190	134,316
Accrued compensation and other current liabilities	84,238	106,519
Income taxes payable	24,778	18,716
Current portion of long-term debt	4,545	4,541
Total current liabilities	281,092	308,076

Long-term debt	6,995	11,377
Other long-term liabilities	67,384	67,761

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	697,164	629,560
Accumulated other comprehensive loss	(22,340)	(26,493)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity attributable to Cubic	651,320	579,563
Noncontrolling interest in variable interest entity	(104)	(253)
Total shareholders’ equity	651,216	579,310
	$1,006,687	$966,524

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Operating Activities:
Net income	$70,961	$69,230	$26,774	$22,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,140	16,246	5,843	6,160
Changes in operating assets and liabilities	(126,916)	9,176	(31,524)	23,758
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(38,815)	94,652	1,093	52,024

Investing Activities:
Acquisitions, net of cash acquired	—	(126,825)	—	—
Purchases of property, plant and equipment	(13,244)	(5,601)	(3,094)	(2,026)
Proceeds from sales or maturities of short-term investments	25,829	57,973	7,895	16,180
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,585	(74,453)	4,801	14,154

Financing Activities:
Principal payments on long-term borrowings	(4,411)	(4,416)	(137)	(142)
Purchases of treasury stock	—	(4)	—	—
Dividends paid	(3,208)	(5,080)	—	(5,080)
Change in restricted cash	(68,584)	—	—	—
NET CASH USED IN FINANCING ACTIVITIES	(76,203)	(9,500)	(137)	(5,222)

Effect of exchange rates on cash	4,414	6,724	(5,394)	925

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,019)	17,423	363	61,881

Cash and cash equivalents at the beginning of the period	329,148	295,434	230,766	250,976

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$231,129	$312,857	$231,129	$312,857

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

Note 1 — Basis of Presentation

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature as well as all adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” considered necessary to fairly state the financial position of Cubic Corporation at June 30, 2012 and September 30, 2011; the results of its operations for the three- and nine-month periods ended June 30, 2012 and 2011; and its cash flows for the three- and nine-month periods ended June 30, 2012 and 2011. Operating results for the three- and nine- month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2012 filed concurrently herewith.

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

Note 2—Restatement of Condensed Consolidated Financial statements

We have restated our Condensed Consolidated Balance Sheet at September 30, 2011 and our Condensed Consolidated Statements of Income and Cash Flows for the three and nine-month periods ended June 30, 2011.

The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to October 1, 2010 are recorded as adjustments to retained earnings and accumulated other comprehensive income (loss) at September 30, 2010, as shown in the table below. The cumulative effect of those adjustments increased previously reported retained earnings by $31.9 million and reduced previously reported accumulated other comprehensive income by $6.6 million at September 30, 2010.

The following tables present the summary impacts of the restatement adjustments on the Company’s previously reported consolidated retained earnings at September 30, 2010 and consolidated net income for the three and nine months ended June 30, 2011 (in thousands):

Retained earnings at September 30, 2010 - As previously reported	$521,567
Revenue Recognition Adjustments, net of taxes on revenue recognition adjustments	35,518
Other Adjustments	(3,633)
Retained earnings at September 30, 2010 - As restated	$553,452

	For the Nine	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2011
Net Income - As previously reported	$60,668	$20,814
Revenue Recognition Adjustments	10,166	1,246
Other Adjustments	(1,865)	(10)
Net Income - As restated	$68,969	$22,050

In the table above, we have separately identified the impact of errors related to revenue recognition, and related to other individually immaterial errors on net income.  Descriptions of the restatement adjustments related to revenue recognition matters follow:

Revenue Recognition Adjustments

Historically, we recognized sales and profits for development contracts using the cost-to-cost percentage-of-completion method of accounting, modified by a formulary adjustment. Under the cost-to-cost percentage-of-completion method of accounting, sales and profits are based on the ratio of costs incurred to estimated total costs at completion. We have consistently applied a formulary adjustment to the percentage completion calculation for development contracts that had the effect of deferring a portion of the indicated revenue and profits on such contracts until later in the contract performance period. The cost-to-cost percentage-of-completion method as described in ASC 605-35 (formerly SOP 81-1) does not support the practice of using a formulary calculation to defer a portion of the indicated revenue and profits on such contracts. Instead, sales and profits should have been recognized based on the ratio of costs incurred to estimated total costs at completion, without using a formulary adjustment. As such, revenue has been restated for development contracts using the cost-to-cost percentage-of completion-method of accounting to eliminate the formulary adjustment.

We also evaluated the Company’s long-standing practice of using the cost-to-cost percentage-of-completion method to recognize revenues for many of its service contracts. Under the accounting literature the cost-to-cost percentage of completion method is acceptable for U.S. government service contracts but not for service contracts with commercial customers or other governmental customers, whether domestic or foreign. As such, revenue has been restated for service contracts with non-U.S. government customers to record revenue generally on a straight-line basis.  In addition, in some cases our contracts with non-U.S. government customers may also include multiple deliverables, including service deliverables. During the course of our revenue review we noted situations in which we did not historically identify the units of accounting in accordance with the appropriate authoritative guidance. For example, for certain contracts that we entered with a customer prior to the adoption of Accounting Standards Update 2010-13, Multiple-Deliverable Revenue Arrangements (ASU 2010-13), to design and build a system for the customer and to operate and maintain the system for the customer after its delivery, we inappropriately separately accounted for the unit of accounting related to the designing and building of the system and the unit of accounting related to providing services for operating and maintaining the system without having vendor specific objective evidence, which was a requirement for separating units of accounting prior to the adoption of ASU 2010-13.  In these cases, in connection with our restatement, we considered the multiple-element revenue recognition guidance in existence at the time that the transaction was entered into or materially modified and revenue was restated to recognize revenue based upon either the individual elements of the arrangement or the combined unit of accounting when the elements were not separable.

The company’s historical policy has been to allocate and capitalize general and administrative (G&A) costs on its U.S. government units-of-delivery type contracts, as permitted by SOP 81-1 and the AICPA Audit and Accounting Guide for Federal Government Contractors. During our review of revenue recognition for the issues identified above it was determined that from fiscal 2007 through March of 2012, this policy was inconsistently applied so that G&A costs were not inventoried on certain U.S. government contracts in accordance with the policy. As such, inventory and cost of sales have been restated for these types of contracts with the U.S. government to include G&A costs in inventory until sales are recognized.

Historically the Company has allocated G&A costs to all of its contracts with the U.S. government and with other domestic or foreign governmental agencies. These costs were included in the calculation of percentage completion as well as the measurement of losses on contracts. SOP 81-1 generally does not permit G&A costs to be included as contract costs which are used to measure progress towards completion on percentage-of-completion contracts and to estimate losses, though it does include an exception for government contractors. The Company has historically considered itself to be a government contractor and followed this exception for virtually all of its contracts accounted for on a cost-to-cost percentage-of-completion basis. However, we now recognize that this exception was intended to apply only to contracts with the U.S. federal government and not to contracts with other governmental entities, such as governmental transit agencies and foreign governments. Consequently, for contracts with customers other than the U.S. federal government, revenue is being restated to reflect the impact of excluding general and administrative costs from the calculation of the percentage-of-completion and projected losses on long-term development projects.

We determined the amounts of the revenue recognition adjustments on a contract-by-contract basis and did not calculate or accumulate the errors by type of revenue error because certain errors are interrelated and the adjustments to many contracts were impacted by more than one of the types of revenue recognition error described above. The aggregate impact of these revenue adjustments and the related adjustments made to income tax expense as a result of the revenue recognition adjustments described above are included in the “Revenue Recognition Adjustments” columns in the following tables for the Consolidated Statements of Income.

Other Adjustments

In addition to the errors related to revenue recognition described above, we also made adjustments related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. These corrections included certain accrued liabilities, reserves and miscellaneous reclassification entries; entries to correct errors in the treatment of return-to-provision income tax reconciliation items; adjustments to various income tax accrual accounts; and adjustments related to the impact of exchange rates on our U.S. dollar denominated investments held by our wholly-owned subsidiary in the U.K., that has the British pound as its functional currency.

Reclassifications

In the first quarter of fiscal year 2012, we revised our method of categorizing sales and the related cost of sales between products and services. We reconsidered whether certain projects related predominantly to product or service sales. The “Reclassifications” column in the following tables includes the reclassifications of sales and cost of sales for products and services in the Condensed Consolidated Statements of Income in order to conform to the current year presentation, and to correct certain errors in classification of cost of sales between products and services. For both the nine and three month periods ended June 30, 2011 $8.9 million of costs were erroneously classified as product costs. As such, these costs were reclassified to service costs in the following tables.

Goodwill Impairment Assessment Date Disclosure Error

In our consolidated financial statements for the year ended September 30, 2011 and previous years we had disclosed that we evaluated goodwill for potential impairment annually as of June 30, or when circumstances indicate that the carrying value may not be recoverable. However, our annual goodwill impairment evaluation date is July 1 of each year rather than June 30. This was an error in disclosure only and had no impact on our assessment of goodwill impairment, our financial condition, results of operations or cash flows.

The following tables present the impact of the restatement on our previously issued unaudited Condensed Consolidated Balance Sheet as of September 30, 2011, and our Condensed Consolidated Statements of Income and Cash Flows for the three- and nine-month periods ended June 30, 2011:

	Condensed Consolidated Balance Sheet
	September 30, 2011
	Previously		As
	Reported	Adjustments	Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$329,148	$—	$329,148
Short-term investments	25,829	—	25,829
Accounts receivable - net	223,984	3,306	227,290
Recoverable income taxes	20,725	4,192	24,917
Inventories	36,729	1,630	38,359
Deferred income taxes and other current assets	34,230	(3,667)	30,563
Total current assets	670,645	5,461	676,106

Long-term contract receivables	23,700	—	23,700
Property, plant and equipment - net	48,467	—	48,467
Goodwill	146,355	—	146,355
Purchased intangibles	54,139	—	54,139
Other assets	15,534	2,223	17,757

Total assets	$958,840	$7,684	$966,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38,870	$5,114	$43,984
Customer advances	183,845	(49,529)	134,316
Accrued compensation and other current liabilities	103,339	3,180	106,519
Income taxes payable	7,902	10,814	18,716
Current portion of long-term debt	4,541	—	4,541
Total current liabilities	338,497	(30,421)	308,076

Long-term debt	11,377	—	11,377
Other long-term liabilities	57,168	10,593	67,761

Shareholders’ equity:
Common stock	12,574	—	12,574
Retained earnings	598,849	30,711	629,560
Accumulated other comprehensive loss	(23,294)	(3,199)	(26,493)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity attributable to Cubic	552,051	27,512	579,563
Noncontrolling interest in variable interest entity	(253)	—	(253)
Total shareholders’ equity	551,798	27,512	579,310
	$958,840	$7,684	$966,524

	Condensed Consolidated Statement of Income					Condensed Consolidated Statement of Income
	Nine Months Ended June 30, 2011					Three Months Ended June 30, 2011
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$441,162	$(6,262)	$(2,376)	$(3,670)	$428,854	$148,441	$(3,037)	$321	$(3,670)	$142,055
Services	497,131	22,905	—	3,670	523,706	171,464	5,598	—	3,670	180,732
	938,293	16,643	(2,376)	—	952,560	319,905	2,561	321	—	322,787

Costs and expenses:
Products	310,922	2,116	(1,931)	(15,017)	296,090	114,325	487	722	(14,048)	101,486
Services	405,688	690	—	13,227	419,605	131,424	341	—	13,227	144,992
Selling, general and administrative	111,238	—	1,603	1,790	114,631	36,831	—	329	821	37,981
Research and development	17,807	—	—	—	17,807	6,281	—	—	—	6,281
Amortization of purchased intangibles	10,607	—	—	—	10,607	4,257	—	—	—	4,257
	856,262	2,806	(328)	—	858,740	293,118	828	1,051	—	294,997

Operating income	82,031	13,837	(2,048)	—	93,820	26,787	1,733	(730)	—	27,790

Other income (expense):
Interest and dividend income	1,729	—	—	—	1,729	490	—	—	—	490
Interest expense	(1,155)	—	—	—	(1,155)	(374)	—	—	—	(374)
Other income (expense) - net	524	(123)	(863)	—	(462)	767	(44)	509	—	1,232

Income before income taxes	83,129	13,714	(2,911)	—	93,932	27,670	1,689	(221)	—	29,138

Income taxes	22,200	3,548	(1,046)	—	24,702	6,800	443	(211)	—	7,032

Net income	60,929	10,166	(1,865)	—	69,230	20,870	1,246	(10)	—	22,106

Less noncontrolling interest in income of VIE	261	—	—	—	261	56	—	—	—	56

Net income attributable to Cubic	$60,668	$10,166	$(1,865)	$—	$68,969	$20,814	$1,246	$(10)	$—	$22,050

Basic and diluted net income per common share	$2.27	$0.38	$(0.07)	$—	$2.58	$0.78	$0.05	$—	$—	$0.82

Average number of common shares outstanding	26,736	—	—	—	26,736	26,736	—	—	—	26,736

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Nine Months Ended June 30, 2011			Three Months Ended June 30, 2011
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Operating Activities:
Net income	$60,929	$8,301	$69,230	$20,870	$1,236	$22,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,246	—	16,246	6,160	—	6,160
Changes in operating assets and liabilities	18,999	(9,823)	9,176	24,915	(1,157)	23,758
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,174	(1,522)	94,652	51,945	79	52,024

Investing Activities:
Acquisition of businesses, net of cash acquired	(126,825)	—	(126,825)	—	—	—
Proceeds from sale of short-term investments	57,973	—	57,973	16,180	—	16,180
Purchases of short-term investments	—	—	—	—	—	—
Purchases of property, plant and equipment	(5,601)	—	(5,601)	(2,026)	—	(2,026)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(74,453)	—	(74,453)	14,154	—	14,154

Financing Activities:
Principal payments on long-term debt	(4,416)	—	(4,416)	(142)	—	(142)
Purchases of treasury stock	(4)	—	(4)	—	—	—
Dividends paid to shareholders	(5,080)	—	(5,080)	(5,080)	—	(5,080)
NET CASH USED IN FINANCING ACTIVITIES	(9,500)	—	(9,500)	(5,222)	—	(5,222)

Effect of exchange rates on cash	5,202	1,522	6,724	1,004	(79)	925

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,423	—	17,423	61,881	—	61,881

Cash and cash equivalents at the beginning of the period	295,434	—	295,434	250,976	—	250,976

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$312,857	$—	$312,857	$312,857	$—	$312,857

Note 3 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2012	2011
		(As Restated)

Trade and other receivables	$16,581	$20,259
Long-term contracts:
Billed	99,252	89,056
Unbilled	230,806	142,070
Allowance for doubtful accounts	(671)	(395)
Total accounts receivable	345,968	250,990
Less estimated amounts not currently due	(22,850)	(23,700)
Current accounts receivable	$323,118	$227,290

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2012 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2011 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2012	2011
		(As Restated)
Work in process and inventoried costs under long-term contracts	$73,096	$71,855
Customer advances	(24,211)	(34,582)
Raw material and purchased parts	737	1,086
Net inventories	$49,622	$38,359

Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue will not be recognized until delivery of the system.

Note 4 — Comprehensive Income

Comprehensive income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)

Net income	$70,961	$69,230	$26,774	$22,106
Foreign currency translation adjustments	3,313	6,120	(4,880)	543
Net unrealized gain (loss) from cash flow hedges	840	(9,305)	(1,288)	(232)
Comprehensive income	$75,114	$66,045	$20,606	$22,417

Note 5 — Fair Value of Financial Instruments

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The fair value of tax exempt bonds are generally determined using standard observable inputs, including reported trades, quoted market prices, broker/dealer quotes, and issuer spreads. The maturities of tax exempt bonds are within the next year. Derivative financial instruments related to foreign currency forward contracts are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

	June 30, 2012
	Level 1	Level 2	Total
Assets
Cash equivalents	$173,451	$—	$173,451
Current derivative assets	—	648	648
Non-current derivative assets	—	4,471	4,471
Total assets measured at fair value	$173,451	$5,119	$178,570
Liabilities
Current derivative liabilities	$—	$3,071	$3,071
Non-current derivative liabilities	—	7,010	7,010
Total liabilities measured at fair value	$—	$10,081	$10,081

	September 30, 2011
	Level 1	Level 2	Total
Assets
Cash equivalents	$266,842	$—	$266,842
Short-term investments - U.S. government agency securities	—	25,829	25,829
Current derivative assets	—	7,466	7,466
Total assets measured at fair value	$266,842	$33,295	$300,137
Liabilities
Current derivative liabilities	$—	$7,522	$7,522
Non-current derivative liabilities	—	6,164	6,164
Total liabilities measured at fair value	$—	$13,686	$13,686

Long-term debt is carried at amortized cost. The fair value of long-term debt is estimated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 valuation technique. At June 30, 2012, the fair value of our long-term debt was estimated to be approximately $12.5 million compared to a carrying value of $11.5 million.  At September 30, 2011, the fair value of our long-term debt was estimated to be approximately $17.5 million compared to a carrying value of $15.9 million.

Note 6 — Financing Arrangements

In May 2012 we entered into a committed five-year revolving credit agreement with a group of financial institutions in the amount of $200 million, expiring in May 2017 (Revolving Credit Agreement).This five-year revolving credit agreement replaced a revolving credit agreement in the amount of $150 million which would have expired in December 2012. The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the Revolving Credit Agreement totaling $26.8 million, which reduce the available line of credit to $173.2 million.

On January 12, 2012 we entered into a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility). At June 30, 2012 there were letters of credit outstanding under this agreement of $57.7 million. In support of the Secured Letter of Credit Facility, we placed $68.7 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility.  The maximum amount of letters of credit currently allowed by the facility is $66.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt and tangible net worth and coverage of fixed charges. As a result of our restatement, we have been unable to comply with covenants requiring us to provide our lenders with audited financial statements and interim financial information on a timely basis. However, we have entered into amendments to our financing arrangements which have included waivers to extend the dates by which the Company is required to deliver its audited financial statements and interim financial information to December 31, 2012, and as such we are not in default under our lending arrangements or credit agreements.

Note 7 — Pension Plans

The components of net pension costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As restated)		(As restated)
Service cost	$381	$411	$127	$137
Interest cost	7,167	7,035	2,389	2,345
Expected return on plan assets	(7,563)	(7,482)	(2,521)	(2,494)
Amortization of:
Prior service cost	(48)	(39)	(16)	(13)
Actuarial loss	1,239	777	413	259
Administrative expenses	63	63	21	21
Net pension cost	$1,239	$765	$413	$255

Note 8 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. ASU 2011-04 clarified the intent about the application of existing fair value measurement requirements and changed certain requirements for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 in the quarter ended March 31, 2012. This adoption had no material impact to our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard is effective for annual or interim goodwill impairment tests performed by us after December 31, 2011, and did not have an effect on our measurement for potential goodwill impairment.

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

Note 9 — Income Taxes

Our effective tax rate for the nine months ended June 30, 2012 was 29.4% which is lower than the U.S. federal statutory tax rate of 35%. This is primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate, the lapse of various tax statutes, the favorable resolution of income tax uncertainties, and the impact of research and development tax credits.

The effective tax rate for the three months ended June 30, 2012 was 29.7%, compared to 24.1% for the three months ended June 30, 2011. The prior year was favorably impacted primarily as a result of the closing of tax statutes in significant jurisdiction and the settlement of certain tax uncertainties.

During the three and nine months ended June 30, 2012, the Company’s uncertain tax positions were reduced by $2.5 million and $2.5 million, respectively, resulting from the closing of tax statutes and the settlement of various tax uncertainties. The amount of unrecognized tax benefits was $8.3 million and $10.7 million at June 30, 2012 and September 30, 2011, respectively, exclusive of interest. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $6.3 million at June 30, 2012. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $4.5 million of the unrecognized tax benefits depending on the timing of examinations, expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax.

As of June 30, 2012, our open tax years in significant jurisdictions include 2007-2011 in the UK, 2006-2011 in New Zealand and 2008-2011 in the U.S. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Note 10 — Derivative Instruments and Hedging Activities

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes. At June 30, 2012 and September 30, 2011, we had foreign exchange contracts with a notional value of $413.6 million and $290.4 million outstanding, respectively.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated Other Comprehensive Loss until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or non-current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the Condensed Consolidated Statements of Cash Flows in the same category as the item being hedged.

For the three and nine months ended June 30, 2012 and June 30, 2011, the amount of gains and losses from hedges classified as not highly effective was not significant. There are no significant credit risks related to contingent features in our derivative agreements. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.6 million, net of income taxes, which will be offset by net gains on the underlying exposure.

In connection with a transportation contract that we entered in December 2011, we will incur significant costs of development of the customer’s fare system before we begin receiving payments under the contract. In order to finance certain of these costs, we plan to issue approximately $83 million of 10-year fixed rate debt on or about January 1, 2014. We are concerned that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 will change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability. Therefore, in July 2012 we entered a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows. The forward-starting swap has a notional amount of $58.4 million, a termination date of January 1, 2024 and a pay 1.698% fixed rate, receive 3-month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates 2 days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 is designed to match the tenor of the planned debt issuance.

The forward starting swap has been designated a cash flow hedge. The effective portion of the gain or loss on the forward starting swap will be reported as a component of OCI and reclassified into earnings in the same line item (interest expense) associated with the forecasted debt issuance transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the forward starting swap in excess of the cumulative change in the present value of future cash flows of the hedged transaction, if any (i.e., the ineffectiveness portion) or hedge components excluded from the assessment of effectiveness, will be recognized in the Condensed Consolidated Statement of Income in the period that in which the gain or loss is generated.

Note 11 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(As Restated)		(As Restated)
Sales:
Transportation Systems	$383.3	$309.6	$125.8	$111.1
Defense Systems	280.9	284.2	116.9	85.6
Mission Support Services	356.8	357.8	122.4	125.9
Other	0.8	1.0	0.3	0.2
Total sales	$1,021.8	$952.6	$365.4	$322.8

Operating income (loss):
Transportation Systems	$60.5	$57.7	$19.2	$17.1
Defense Systems	26.7	22.7	14.6	4.0
Mission Support Services	15.0	18.2	5.9	8.0
Unallocated corporate expenses and other	(3.3)	(4.8)	(1.1)	(1.3)
Total operating income	$98.9	$93.8	$38.6	$27.8

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $12.8 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively, and $17.4 million and $10.1 million for the nine months ended June 30, 2012 and 2011, respectively. These adjustments increased net income by approximately $8.3 million ($0.31 per share) and $2.3 million ($0.09 per share) for the three months ended June 30, 2012 and 2011, respectively and by approximately $11.7 million ($0.44 per share) and $6.7 million ($0.25 per share) for the nine months ended June 30, 2012 and 2011, respectively.

Note 12 - Acquisition

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date. For the nine months ended June 30, 2012 the amounts of Abraxas’ net sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $56.6 million and $1.7 million, respectively. For the nine months ended June 30, 2011 the amounts were $30.5 million and $1.0 million, respectively.

Note 13 — Legal Matters

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a judgment in the United States District Court for the Southern District of California enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the $8.8 million owed to the U.S. District Court on April 18, 2012, resulting in the cessation of further post-judgment interest expense. We had recorded a liability for the judgment amount in a previous year and had accrued interest through the date of the payment, so there was no impact on earnings for the nine-months ended June 30, 2012 other than interest accrued of $0.2 million.  We are unable to determine whether the U.S. District Court will award additional pre-judgment interest, which the plaintiff has asserted should be $1.4 million, or reimbursement to the plaintiff for attorney’s fees amounting to $0.1 million, because these are discretionary with the court. Therefore, we have not recorded a liability for these amounts as of June 30, 2012. The District Court heard argument from both parties on September 24, 2012 and we are awaiting their decision.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim seeks recoupment from us of the alleged lost revenue and an unspecified amount of fees and damages. In March 2012, the county superior court in Boston, Massachusetts entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We are currently unable to estimate the amount of any other fees or damages related to this matter in excess of the amount that has been recorded through June 30, 2012. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds are treated as a gain contingency and will not be recognized in the financial statements until receipt of any such proceeds is assured.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 14 — Subsequent Events

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2012

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

Consolidated Overview

Sales for the quarter ended June 30, 2012 increased 13% to $365.4 million from $322.8 million last year. For the first nine months of the fiscal year, sales increased to $1.022 billion compared to $952.6 million last year, an increase of 7%.  Sales from CTS increased13% for the quarter and 24% for the nine-month period.  CDS sales decreased 1% for the nine-month period but were up by 37% for the quarter. MSS sales decreased slightly for the quarter and the nine-month period. The acquisition of Abraxas added $56.6 million to MSS sales for the nine-month period compared to $30.5 million last year. See the segment discussions following for further analysis of segment sales.

Operating income was $38.6 million in the quarter compared to $27.8 million in the third quarter of last year, an increase of 39%. For the quarter, operating income increased primarily due to a due to a favorable change in estimate on a CDS ground combat training range contract during the quarter. Operating income from CTS increased for the quarter, but decreased from the MSS segment. Unallocated corporate and other expenses for the third quarter were $1.1 million in 2012 compared to $1.3 million in 2011.

Operating income for the nine-month period increased 5% to $98.9 million from $93.8 million last year. Operating income increased from CTS and CDS, but decreased from MSS for the first nine months. Unallocated corporate and other expenses for the first nine months of the fiscal year were $3.3 million for 2012 and $4.8 million for 2011. The 2011 unallocated corporate and other expenses include costs of $1.0 million for which we have filed an insurance claim. However, any potential recovery is treated as a contingent gain and not recorded until we are assured of receiving the insurance proceeds. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the third quarter of fiscal 2012 increased to $26.7 million, or $1.00 per share, compared to $22.1 million, or 82 cents per share last year. For the first nine months of the year, net income increased to $70.8 million, or $2.65 per share, from $69.0 million, or $2.58 per share last year. Net income increased for the quarter and first nine months primarily due to the increase in operating income. Other income (expense) included a net foreign currency exchange gain of $0.9 million for the first nine months of the year compared to a loss of $0.8 million last year, before applicable income taxes. The impact of the increases in operating income and other income on net income were partially offset by the increase in income tax expense described below.

Our gross margin percentage on product sales increased to 32% in the first nine months of fiscal 2012 compared to 31% in 2011. The increase in our gross margin percentage on product sales is primarily due to a favorable change in estimate on a contract in the CDS segment in the third quarter of 2012. Our gross margin percentage on service sales decreased to 18% in the nine-month period ended June 30, 2012 compared to 20% in 2011 due primarily to lower profit margins in the MSS segment.

Selling, general and administrative (SG&A) expenses increased in the third quarter this year to $42.8 million compared to $38.0 million last year. For the nine-month period, SG&A increased to $121.0 million compared to $114.6 million last year. Increases in SG&A reflected general growth of the business and a $2.9 million provision made for a legal claim in the transportation segment during the second quarter of this year. As a percentage of sales, SG&A expenses were 12% for the third quarter and nine-month period in both years. Company funded research and development expenditures, which relate to new transportation and defense technologies we are developing, increased to $8.4 million for the third quarter compared to $6.3 million last year and $21.4 million for the nine-month period this year compared to $17.8 million last year. Amortization of purchased intangibles increased for the nine-month period this year to $11.4 million compared to $10.6 million last year due to the acquisition of Abraxas in December 2010.

As of June 30, 2012, our projected effective tax rate for fiscal 2012 is 29.6% and is reflected in the tax provision for the nine months ended June 30, 2012. The projected effective rate for fiscal 2012 is higher than last year’s effective rate of 27.8% primarily due to the expiration of the U.S. federal research and development (R&D) credit on December 31, 2011. In addition, our projected effective income tax rate for the first half of 2011 benefitted from the retroactive reinstatement of the federal R&D credit, which reduced the tax provision by $1.4 million in that period. The effective rate for fiscal 2012 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
		(As Restated)		(As Restated)
Transportation Systems Segment Sales	$383.3	$309.6	$125.8	$111.1

Transportation Systems Segment Operating Income	$60.5	$57.7	$19.2	$17.1

CTS sales increased 13% in the third quarter to $125.8 million compared to $111.1 million last year, and increased 24% for the nine-month period to $383.3 million from $309.6 million last year. Sales for the quarter and the nine-month period ended June 30, 2012 were higher from work on contracts in Australia, a contract in Canada, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the third quarter and nine-month period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.3 million for the third quarter and a decrease of $1.7 million for the nine-month period, compared to the same periods last year.

Operating income from CTS increased 12% in the third quarter to $19.2 million compared to $17.1 million last year, and increased 5% for the nine-month period to $60.5 million from $57.7 million last year. Higher sales and operating income from contracts in Canada and the U.K., in addition to improved margins from a service contract in the U.S. contributed toward the increases for the quarter and nine-month periods. The nine month results were impacted by a $2.9 million provision we recorded in the second quarter related to a claim against us, for which we are seeking insurance reimbursement. Any potential insurance recovery is treated as a contingent gain until we are assured of receiving the insurance proceeds. In addition, operating income for the three and nine-month periods in 2012 was impacted by cost growth on contracts in the U.S. and Europe that reduced operating income by $2.0 million for the third quarter and $4.8 million for the nine-month period. We have also increased our research and development expenditures in 2012 to $6.8 million for the first nine months compared to $2.9 million for the first nine months of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar reduced operating income by $0.5 million for the quarter and $0.7 million for the nine-month period, compared to the same periods last year.

Defense Systems Segment (CDS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
		(As Restated)		(As Restated)
Defense Systems Segment Sales
Training systems	$241.8	$248.7	$106.8	$75.8
Communications	31.7	28.7	8.4	6.7
Other	7.4	6.8	1.7	3.1
	$280.9	$284.2	$116.9	$85.6

Defense Systems Segment Operating Income
Training systems	$32.1	$31.4	$18.9	$7.2
Communications	0.8	3.9	(2.7)	2.0
Other	(6.2)	(12.6)	(1.6)	(5.2)
	$26.7	$22.7	$14.6	$4.0

Training Systems

Training systems sales increased 41% in the third quarter this year to $106.8 million compared to $75.8 million last year, and decreased 3% for the nine-month period to $241.8 million compared to $248.7 million last year. Operating income more than doubled for the quarter from $7.2 million last year to $18.9 million this year, and was up by 2% for the nine-month period from $31.4 million last year to $32.1 million this year. Sales were higher for the quarter from two ground combat training ranges we are building in Europe and from sales of small arms training systems. The increase in operating income resulted from a change in estimate during the quarter related to a ground combat training range contract in Europe. We had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We have now reached agreement with the customer on a price and scope of work, resulting in higher operating income in the third quarter because of this favorable change in estimate. Sales were lower for the quarter and nine-month periods from air combat training systems. A delivery of air combat training systems to a U.S. government customer last year had resulted in significant sales and operating income for the nine-month period. Ground combat training sales and operating income in the U.S. and the Far East were also lower this year for the nine-month period, but increased in the third quarter.

Communications

Communications sales increased 25% in the third quarter of 2012 to $8.4 million compared to $6.7 million in 2011 and increased 10% for the nine-month period to $31.7 million from $28.7 million in the comparable period in 2011. Higher sales for both the quarter and nine-month period came from data links, while power amplifier sales were higher for the nine-month period but lower for the quarter. Personnel locater systems were lower for both the quarter and nine-month period. Cost growth of $3.1 million on two data links contracts resulted in an operating loss for the third quarter of $2.7 million compared to operating income of $2.0 million in 2011. Operating income was also lower for the quarter on lower sales of personnel locater systems and power amplifiers. Operating income for the first nine months of the fiscal year decreased 79% to $0.8 million this year from $3.9 million last year, primarily as a result of the cost growth in the third quarter mentioned above. Lower sales of personnel locator systems also contributed to lower operating income from communications for the nine-month period.

Other

The “Other” category of the defense systems segment includes businesses that are developing cross domain and global asset tracking products. In the first nine months of 2012 we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and nine-month period. However, increased gross margins on sales of these products reduced the operating losses for the third quarter and nine-month period compared to 2011.

Mission Support Services Segment (MSS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
		(As Restated)		(As Restated)
Mission Support Services Segment Sales	$356.8	$357.8	$122.4	$125.9

Mission Support Services Segment Operating Income	$15.0	$18.2	$5.9	$8.0

Sales from MSS decreased 3% to $122.4 million in the third quarter of 2012, from $125.9 million in 2011, and decreased slightly for the nine-month period to $356.8 million from $357.8 million last year. Results for the nine-month period included sales contributed by Abraxas, acquired in December 2010, amounting to $56.6 million for the nine-month period compared to $30.5 million last year. Abraxas sales for the third quarter of 2012 were $5.4 million higher than in 2011.  Sales decreased for the quarter and nine-month period from training and education contracts due to the migration of certain contracts to small businesses where we are now in a subcontractor role. In addition, earlier in the year we lost a contract in a competitive bid situation, for support of simulation trainers that we had performed for several years.

MSS operating income decreased 26% to $5.9 million in the third quarter this year from $8.0 million last year, and decreased 18% for the nine-month period to $15.0 million this year compared to $18.2 million last year. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the quarter and nine-month period this year.  In addition, the current competitive environment in the government services industry is driving profit margins lower than in recent years. Abraxas incurred an operating loss of $0.3 million for the third quarter of 2012 which is the same as in 2011. Abraxas’ operating loss for the nine-month period ended June 30, 2012 decreased to $1.7 million from $1.8 million last year.

Abraxas’ operating results included $2.2 million of amortization of intangible assets for the third quarter of this year compared to $2.6 million last year. Abraxas recorded $7.1 million of amortization for the nine-month period ended June 30, 2012 while amortization and acquisition-related costs were $5.5 million and $0.7 million, respectively, in the comparable period last year.

Backlog

	June 30,	September 30,
	2012	2011
	(in millions)
		(As Restated)
Total backlog
Transportation Systems	$1,692.4	$1,321.4
Mission Support Services	845.2	931.5
Defense Systems:
Training systems	400.2	481.5
Communications	29.7	36.0
Other	5.7	9.7
Total Defense Systems	435.6	527.2
Other Operations	0.7	1.3
Total	$2,973.9	$2,781.4

Funded backlog
Transportation Systems	$1,692.4	$1,321.4
Mission Support Services	308.3	258.1
Defense Systems:
Training systems	400.2	481.5
Communications	29.7	36.0
Other	5.7	9.7
Total Defense Systems	435.6	527.2
Other Operations	0.7	1.3
Total	$2,437.0	$2,108.0

As reflected in the table above, total backlog increased $192.5 million and funded backlog increased $329.0 million from September 30, 2011 to June 30, 2012.  The majority of the backlog increase was from a new transportation contract awarded in Chicago, which added $454 million. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of June 30, 2012 increased backlog by approximately $32.1 million compared to September 30, 2011.

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

Liquidity and Capital Resources

Operating activities used cash of $38.8 million for the nine-month period. Increases in accounts receivable, inventories, and long-term capitalized contract costs, and decreases in other current liabilities and customer advances contributed to the use of cash. Use of cash by our CTS and CDA segments was partially offset by positive cash flows from our MSS segment. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia, Canada, and the U.S., where we must meet certain milestones before being paid by the customer.

Investing activities for the nine-month period included capital expenditures of $13.2 million and proceeds from maturities of marketable securities of $25.8 million. Financing activities for the nine-month period consisted of scheduled payments on our long-term debt of $4.4 million, dividends paid to our shareholders of $3.2 million and the transfer of cash into a restricted account totaling $68.6 million, as described below.

We have a committed five-year revolving credit agreement with a group of financial institutions in the amount of $200 million, expiring in May 2017. Commitment fees associated with this financing arrangement are 0.20% of the unutilized balance per annum. As of June 30, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $26.8 million, which reduce the available line of credit to $173.2 million.

On January 12, 2012 we entered into an additional secured letter of credit facility agreement with a bank which supports our issuance of letters of credit that guarantee our obligations to perform under contracts in all of our operating segments. At June 30, 2012 there were letters of credit outstanding under this agreement of $57.7 million. In support of the facility, we placed $68.7 million of our cash held in the U.K. on deposit as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. In return the bank will reduce associated letter of credit fees, accommodate extended expiration dates for the underlying letters of credit and pay an interest rate approximating the three month LIBOR on the deposit. This interest rate provides an improvement over the rate earned on our previous investment choices. The maximum amount of letters of credit currently allowed by the facility is $66.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility, pending the payment of certain breakage fees, and move the associated letters of credit to another credit facility.

As of June, 2012, $210.1 million of the $231.1 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. Also, all of our restricted cash was held by our subsidiary in the U.K. If any of the funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $423.3 million and a current ratio of 2.5 to 1 at June 30, 2012. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

In connection with the restatement of our consolidated financial statements described in Note 2 of Part 1 Item 1, we revised our critical accounting policy for revenue recognition as follows:

Revenue Recognition

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed price contracts on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Many of our long-term fixed-price contracts require us to deliver quantities of products over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

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

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are considered contract costs; however, general and administrative costs are not considered contract costs for any other customers. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies and controls in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts, and we continue to monitor and improve such policies, controls, and arrangements.

Products and services provided under long-term, fixed-price contracts represented the majority of our net sales for the nine months ended June 30, 2012. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Recently we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2011 to provide system upgrades and long-term services for the Vancouver, B.C. Canada Smart Card and Faregate system. We elected to adopt updated authoritative accounting guidance for multiple-element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, which is typically the case for our contracts, we use our best estimate of the selling price for each deliverable. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the cost-to-cost percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract.

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U. S. government, which is generally in our MSS segment, is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance on services contracts at MSS are generally accrued during the performance of the contract based on our historical experience with such awards.

Revenue under contracts for services other than those with the U.S. government and those associated with design, development, production, or maintenance activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered primarily by our CTS segment and to a lesser extent by our CDS segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Incentive fees included in some of our transportation systems service contracts are recognized when they become fixed and determinable based on the provisions of the contract. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, refer to Item 7A. Quantitative and Qualitative Disclosure about Market Risk in our Annual Report on Form 10-K for the year ended September 30, 2012 filed concurrently herewith.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Interim Chief Executive Officer and Chief Financial Officer. We had not yet concluded upon the effectiveness of our disclosure controls and procedures as of June 30, 2012. However, in July of 2012 the Audit Committee concluded that our previously issued consolidated financial statements contained material errors and should be restated. Based upon our consideration and assessment of the errors and the related accounting analyses, we also identified material weaknesses in internal control over financial reporting for such periods.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2012:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers, we did not maintain a sufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the number and complexity of the Company’s contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner.

•                  Our policies for the review and approval of revenue recognition decisions required review and analysis by personnel with an appropriate level of GAAP knowledge and experience for contracts over certain materiality thresholds. These thresholds were not designed to ensure that sufficient review was being performed for revenue recognition decisions that could have a material impact on our financial statements.

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have begun dedicating resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Plans for Remediation of Material Weaknesses — We are in the process of adding resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of June 30, 2012. We have also begun revising our revenue recognition policy, and providing additional training to personnel involved in the revenue recognition process.

Subsequent to June 30, 2012, we are developing a remediation plan (the “Remediation Plan”) to address the material weaknesses described above. The Remediation Plan will ensure that each area affected by a material control weakness is put through a remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•                  Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency. This work is underway for all identified areas;

•                  Design and evaluate a remediation action for each control deficiency for each affected area: validate or improve the related policy and procedures; evaluate skills of the process owners and resources dedicated to each affected area and adjust as required. The Remediation Plan will require an assessment of all control failures; we expect that many of the recent improvements will provide an appropriate starting point for the specific action plans;

•                  Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•                  Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls; and,

•                  Management review and acceptance of completion of the remediation effort.

The Remediation Plan will be administered by our Director of Internal Audit and will involve key leaders from across the organization, including the Interim Chief Executive Officer and Chief Financial Officer. The Director of Internal Audit will report quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

PART II - OTHER INFORMATION

ITEM 1A. — RISK FACTORS

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations or financial condition could be materially and adversely affected. This could cause the trading price of our stock to decline.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation.

As discussed in Note 2 to our condensed consolidated financial statements included in Part 1 — Item 1 of this report, we have restated our condensed consolidated financial statements as of September 30, 2011 and for the three- and nine-months ended June 30, 2011. The determination to restate these interim condensed consolidated financial statements was made by our Audit Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on certain contracts.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation did occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Part I, Item 4, management identified material weaknesses in our internal control over financial reporting related to accounting for revenue on certain types of contracts. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 99% of our total revenues in the nine-months ended June 30, 2012.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•                  government appropriations delays or blanket reductions in departmental budgets, such as which will automatically take effect if Congress fails to act on budget reduction plans by the end of 2012;

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

Sequestration may adversely affect our businesses which are dependent on federal government funding.

Pursuant to a law passed in August 2011, unless the Administration and Congress reach an agreement on spending cuts and increased revenues for the federal government by January 1, 2013, there will be deep and automatic cuts in defense budgets and other non-defense budgets.  It is unknown what programs will be cut, over what time period and by what amount.  Some programs may be cancelled in their entirety.

All of our U.S. defense contracts are at risk of being cut or terminated.  Our domestic transportation contracts could be materially harmed if transit agencies do not receive expected federal funds and are required to curtail their plans to expand or upgrade their fare collection systems.

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

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

As part of our strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. We have not yet had a case where the carrying value exceeded the fair value; however, if it did, impairment would be measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period, which could result in substantial losses and write-downs that would reduce our results of operations.

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

The U.S. government’s increased emphasis on awarding contracts to small businesses could increase the number of contracts we receive as a subcontractor to small businesses and decrease the amount of our revenues from such contracts. Some of these small businesses may not be financially sound, which could adversely affect our business.

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

The majority of our revenues are from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial condition.

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs.  Any changes in applicable laws could adversely affect our business and financial performance.  Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting.  The more significant regulations include:

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

•                                          the International Traffic in Arms Regulations, which control the export and import of defense related articles and services of the United States Munitions Control List;

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

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are robust. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers and our suppliers, subcontractors, and joint venture partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our R&D efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price.

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

Our current $200 million unsecured revolving credit facility expires in May 2017.  As of June 30, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $26.8 million, which reduce the available line of credit to $173.2 million.

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

We may acquire other companies, which could increase our costs or liabilities or be disruptive to our business.

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

•                                          we may not be able to eliminate redundant costs anticipated at the time we select acquisition candidates; and

•                                          one or more of our acquisition candidates may have unexpected liabilities, fraud risk, or adverse operating issues that we fail to discover through our due diligence procedures prior to the acquisition.

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

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect our stock price.

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

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.  In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
10.1*	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Second Amended and Restated Credit Agreement dated May 8, 2012. Attached hereto as Exhibit 10.3
10.4*	Amended and Restated Deferred Compensation Plan dated July 1, 2012. Attached hereto as Exhibit 10.4
10.5*	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed March 2, 2012, file No. 001-08931
10.6*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
31.1	Certification of CEO and CFO
32.1	Certification pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report of Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*                 Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	December 14, 2012	/s/ William W. Boyle
WILLIAM W. BOYLE
Interim President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer

Date	December 14, 2012	/s/ Mark A. Harrison
MARK A. HARRISON
Senior Vice President and Corporate Controller