Form 10-K
period 2012-09-30
CUBIC CORP /DE/
filed 2012-12-14
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes     ☒ No

The aggregate market value of 15,931,457 shares of common stock held by non-affiliates of the registrant was: $753,239,287 as of March 31, 2012, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 30, 2012 including shares held by affiliates is: 26,736,307 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2012.

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report on Form 10-K of Cubic Corporation (“Company”, “we”, “us”) for the fiscal year ended September 30, 2012, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our Consolidated Balance Sheets as of September 30, 2011, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the fiscal years ended September 30, 2011, 2010 and 2009; (2) our selected financial data as of, and for our fiscal years ended, September 30, 2011, 2010, 2009 and 2008, contained in Item 6 of this Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended September 30, 2011, 2010 and 2009, located in Item 7 of this Form 10-K; and (4) our unaudited quarterly financial information for each quarter in our fiscal years ended September 30, 2011 and 2010, and for the quarterly periods ended March 31, 2012 and December 31, 2011, in Note 18 “Summary of Quarterly Results of Operations (Unaudited)” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.  The restatement results from our review of revenue recognition practices.  See below and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a detailed discussion of the review and effect of the restatement.

We are filing this Annual Report on Form 10-K concurrently with our delayed quarterly report on Form 10-Q for the quarter ended June 30, 2012, which was delayed due to the restatement.  Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 31, 2012, and all earnings press releases and similar communications issued by us prior to July 31, 2012, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

The following tables present the summary impacts of the restatement adjustments on the Company’s previously reported consolidated retained earnings at September 30, 2007 and consolidated sales, operating income, net income and earnings per share for the years ended September 30, 2011, 2010,  2009 and 2008 (in thousands):

Retained earnings at September 30, 2007 - As previously reported	$375,299
Revenue Recognition Adjustments, net of taxes on revenue recognition adjustments	19,717
Other Adjustments	(1,387)
Retained earnings at September 30, 2007 - As restated	$393,629

September 30,	2011	2010	2009	2008

Sales (previously reported)	$1,285,203	$1,194,189	$1,016,657	$881,135
Adjustments	10,378	4,003	9,267	11,499
Sales (as restated)	$1,295,581	$1,198,192	$1,025,924	$892,634

Operating income (previously reported)	$112,335	$105,525	$84,708	$53,264
Adjustments	1,173	1,108	11,159	9,256
Operating income (as restated)	$113,508	$106,633	$95,867	$62,520

Net income (previously reported)	$84,768	$70,636	$55,686	$36,854
Adjustments	(1,174)	1,458	7,459	4,638
Net income (as restated)	$83,594	$72,094	$63,145	$41,492

Earnings per share (previously reported)	$3.17	$2.64	$2.08	$1.38
Adjustments	(0.04)	0.06	0.28	0.17
Earnings per share (as restated)	$3.13	$2.70	$2.36	$1.55

Review of Revenue Recognition Practices

On July 31, 2012, we announced that we would be restating certain previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements to correct errors relating primarily to revenue recognition for long-term development type contracts and for service contracts with non-U.S. government customers. In the course of our review of revenue recognition for these contracts, we identified two additional errors related to our revenue recognition process. One of these related to inconsistency in the capitalization of general and administrative expenses allocated to U.S. government contracts. The other related to how we measure the percentage of completion and losses on non-U.S. government contracts. The restatement reflects the correction in our historical application of Accounting Standards Codification (ASC) 605-35, Construction-Type and Production-Type Contracts, (formerly Statement of Position (SOP) 81-1), the AICPA Audit and Accounting Guide for Federal Government Contractors and Emerging Issues Task Force (EITF) 00-21(which is effective for contracts entered into, or materially modified, beginning on October 1, 2003 through September 30, 2009), as well as current guidance found in ASC 605-25, Multiple-Element Arrangements (which is effective for contracts entered into, or materially modified, beginning on October 1, 2009).

Historically, the Company recognized sales and profits for development contracts using the cost-to-cost percentage-of-completion method of accounting, modified by a formulary adjustment. Under the cost-to-cost percentage-of-completion method of accounting, sales and profits are based on the ratio of costs incurred to estimated total costs at completion. The Company has consistently applied a formulary adjustment to the percentage completion calculation for development contracts that had the effect of deferring a portion of the indicated revenue and profits on such contracts until later in the contract performance period. We believed that this methodology was an acceptable variation of the cost-to-cost percentage-of-completion method as described in ASC 605-35.  We now recognize that the guidance does not support the practice of using a formulary calculation to defer a portion of the indicated revenue and profits on such contracts. Instead, sales and profits should have been recognized based on the ratio of costs incurred to estimated total costs at completion, without using a formulary adjustment. As such, revenue has been restated for development contracts using the cost-to-cost percentage-of completion-method of accounting to eliminate the formulary adjustment.

We also evaluated the Company’s long-standing practice of using the cost-to-cost percentage-of-completion method to recognize revenues for many of its service contracts. Under the accounting literature the cost-to-cost percentage of completion method is acceptable for U.S. government service contracts but not for service contracts with other governmental customers, whether domestic or foreign, or commercial customers. As such, revenue has been restated for service contracts with non-U.S. government customers to record revenue generally on a straight-line basis.  In addition, in some cases our contracts with non-U.S. government customers may also include multiple deliverables, including service deliverables. During the course of our revenue review we noted situations in which we did not historically identify the units of accounting in accordance with the appropriate authoritative guidance. For example, for certain contracts that we entered with a customer prior to the adoption of Accounting Standards Update 2010-13, Multiple-Deliverable Revenue Arrangements (ASU 2010-13), to design and build a system for the customer and to operate and maintain the system for the customer after its delivery, we inappropriately separately accounted for the unit of accounting related to the designing and building of the system and the unit of accounting related to providing services for operating and maintaining the system without having vendor specific objective evidence, which was a requirement for separating units of accounting prior to the adoption of ASU 2010-13. In these cases, in connection with our restatement, we considered the multiple-element revenue recognition guidance in existence at the time that the transaction was entered into or materially modified and revenue was restated to recognize revenue based upon either the individual elements of the arrangement or the combined unit of accounting when the elements were not separable.

The company’s historical policy has been to allocate and capitalize general and administrative (G&A) costs on its U.S. government units-of-delivery type contracts, as permitted by SOP 81-1 and the AICPA Audit and Accounting Guide for Federal Government Contractors. During our review of revenue recognition for the issues identified above it was determined that from fiscal year 2007 through March of 2012 this policy was inconsistently applied so that G&A costs were not inventoried on certain U.S. government contracts in accordance with the policy. As such, inventory and cost of sales have been restated for these types of contracts with the U.S. government to include G&A costs in inventory until sales are recognized.

Historically the Company has allocated G&A costs to all of its contracts with the U.S. government and with other domestic or foreign governmental agencies. These costs were included in the calculation of percentage completion as well as the measurement of losses on contracts. SOP 81-1 generally does not permit G&A costs to be included as contract costs which are used to measure progress towards completion on percentage-of-completion contracts and to estimate losses, though it does include an exception for government contractors. The Company has historically considered itself to be a government contractor and followed this exception for virtually all of its contracts accounted for on a cost-to-cost percentage-of-completion basis. However, we now recognize that this exception was intended to apply only to contracts with the U.S. federal government and not to contracts with other governmental entities, such as governmental transit agencies and foreign governments. Consequently, for contracts with customers other than the U.S. federal government, revenue is being restated to reflect the impact of excluding general and administrative costs from the calculation of the percentage-of-completion and, when applicable, projected losses on long-term development projects.

For more information regarding the restatement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,  Note 2, “Restatement of Consolidated Financial Statements” and Note 18, “Summary of Quarterly Results of Operations (Unaudited)” of the Notes to Consolidated Financial Statements in Item 8.

PART I

Item 1.   BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic”) was incorporated in the State of California in 1949 and began operations in 1951.  In 1984, we moved our corporate domicile to the State of Delaware.

Cubic is mainly involved in the design, development, manufacture, integration, installation, operation, maintenance, and support of high technology products and systems. We are also a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and allied nations.  We are focused on the defense and transportation markets. We operate three reportable segments, including transportation systems, defense systems and mission support services.

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

During fiscal year 2012, approximately 50% of our total business was conducted, either directly or indirectly, with various agencies of the United States government.  Most of the remainder of our revenue was from local, regional and foreign governments or agencies.

Cubic’s internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found on our internet website under the heading “Investor Information”. We make these reports readily available free of charge in a reasonably practicable time after we electronically file these materials with the Securities and Exchange Commission (the SEC).

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 17 to the Consolidated Financial Statements for the year ended September 30, 2012. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

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

Over the years, we have been awarded over 400 projects in 40 major markets on 5 continents.  Active projects include London and various other cities around the U.K., Vancouver, B.C. Canada, Brisbane and Sydney in Australia, the Frankfurt/RMV region in Germany, Sweden, the New York / New Jersey region, the Washington, D.C. / Maryland / Virginia region, the Los Angeles region, the San Diego region, the San Francisco Bay Area, Miami, Minneapolis/St. Paul, Chicago and Atlanta. These programs provide a base of current business and the potential for additional future business as the systems are expanded.

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

Raw Materials — CTS

Raw materials used by CTS include sheet steel, composite products, copper electrical wire and castings. A significant portion of our end product is composed of purchased electronic components and subcontracted parts and supplies. We procure all of these items from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CTS

Funded sales backlog of CTS at September 30, 2012 and 2011 amounted to $1.664 billion and $1.321 billion, respectively. We expect that approximately $1.206 billion of the September 30, 2012 backlog will not be completed by September 30, 2013.

CTS Competitive Environment:

We are one of several companies that specialize in providing automated fare collection systems solutions and services for public transport operators worldwide.  Our competitors include Thales, ACS a Xerox Company, and Scheidt & Bachmann. The requirements of recent open standards fare collection system procurements call for system integration with payment industry infrastructures and outsourcing of longer term IT support functions, which can be attractive to other IT system integrators such as Accenture and IBM.  In addition, there are many smaller local competitors, particularly in European and Asian markets.

For large tenders, our competitors may form consortiums that could include telecommunications companies, financial institutions and consulting companies in addition to the fare collection and computer services companies noted above. These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete.

We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

DEFENSE SYSTEMS SEGMENT

Cubic Defense Systems (CDS) consists of several market-focused businesses: Training Systems, Communications, and Cyber Security.  Our systems and products include customized military range instrumentation systems, laser-based training systems, virtual simulation systems, communications products including data links, power amplifiers, avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements. We market our capabilities directly to various U.S. government departments and agencies, as well as foreign governments.  In addition, we frequently contract or team with other leading defense suppliers.

Training Systems

Our training systems business is a pioneer and market leader in the design, innovation, and manufacture of instrumented training systems and products for militaries of allied nations.  Instrumented training systems are used for live training in air and ground combat domains, with weapons and other effects simulated by electronics, software and/or laser technologies.  These systems collect and record simulated weapons engagements, tactical behavior, and event data to evaluate combat effectiveness, lessons learned, and provide a basis to develop after action reviews.

Our training business is organized into air combat, ground combat and virtual training divisions.   In air combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War. The ACMI product line has progressed through several generations of technologies and capabilities.  We continue to maintain a market leadership position based on the competitive award of a 10-year, $525 million indefinite delivery/ indefinite quantity (IDIQ) contract in 2003 as well as follow-on contracts, for the P5 ACMI system, to provide advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps.  In fiscal year 2012, Cubic was awarded a P5 ACMI System Contract with a total price of $41 million for operational training by US and Australian forces.  In 2007, Cubic was awarded a $50 million development contract to produce an internal version of the P5 system for use on the F-35 Joint Strike Fighter.  The F-35 project is progressing toward production in concert with the aircraft program.  In concert with many nations employing our ACMI systems for air-to-air combat training, Cubic provides on-site operations and maintenance support of our systems at several worldwide locations.

Ground combat training uses systems analogous to air ranges for ground force training. The systems are generally known as tactical engagement simulation systems or Multiple Integrated Laser Engagement Simulation (MILES) equipment.  Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, LA and Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center.   Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the U.S.  and allied nations around the world. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains.

Laser-based tactical engagement simulation systems are used at Combat Training Centers (CTC) to permit weapons to be used realistically, registering hits or kills, without live ammunition. We supply MILES equipment as part of CTC contracts. Cubic MILES systems are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers.

Our Virtual Training product line provides virtual training systems for various applications, employing actual or realistic weapons and systems together with visual imagery to simulate battlefield environments. Cubic also provides maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles, armored vehicles and naval applications.

Communications

Our Communications business is a supplier of secure data links, high power RF amplifiers, direction finding systems, remote video terminals, and search and rescue avionics for the U.S. military, government agencies, and allied nations.  We supplied the air/ground secure data link for the U.S. Army/Air Force Joint STARS system during the 1980s, as well as the United Kingdom’s ASTOR program and continue to provide spare parts and system upgrades.  More recently we have focused on the supply of Common Data Link (CDL) products for shipborne applications, unmanned aerial vehicles (UAV), remote video terminals and hand-held products. Capitalizing on a multiyear internal R&D program, we won a competitive contract in fiscal year 2003 to develop and produce the Common Data Link Subsystem (CDLS) for the U.S. Navy.  CDLS has been installed on major surface ships of the U.S. fleet. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K. Watchkeeper and the U.S. Firescout UAV programs.

Our Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search and rescue mission.  PLS is designed to interface with all modern search and rescue system standards.  We also supply high power amplifiers and direction finding systems to major primes and end users for both domestic and international applications.  These include systems used by the Canadian Coast Guard, the U.S. Navy, the U.S. Air Force and the French Army.

In May 2010 Cubic acquired the assets of Impeva Labs and formed a new subsidiary called Cubic Global Tracking Solutions, Inc (CGTS).  CGTS global tracking technology is deployed with the US Department of Defense (DOD) for tracking and monitoring DOD supply chain assets.  The products employ satellite, GSM mobile communications and encrypted mesh network technologies.  The company offers a Device Management Center that provides continuous, reliable, real-time monitoring and event notification without fixed infrastructure.  The global tracking products were consolidated with the Communications business unit after the end of fiscal year 2012.

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

Raw Materials — CDS

The principal raw materials used by CDS are sheet aluminum and steel, copper electrical wire and composite products.  A significant portion of our end products are composed of purchased electronic components and subcontracted parts and supplies. We procure these items primarily from commercial sources.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CDS

Funded sales backlog of CDS at September 30, 2012 was $431 million compared to $527 million at September 30, 2011.  We expect that approximately $191 million of the September 30, 2012 backlog will not be completed by September 30, 2013.

MISSION SUPPORT SERVICES SEGMENT

Cubic Mission Support Services (MSS) is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and allied nations.  MSS is comprised of approximately 4,700 employees working at more than 100 locations in 20 nations throughout the world.  Our employees serve with clients in actual training and operational environments to help prepare and support forces through provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions.  The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor teams; mobilization and demobilization of forces prior to and following deployment; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national security and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide.  We plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment.  In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years.  We typically compete as a prime contractor to the government, but also team with other companies. During the past year we have experienced increased price competition and contract awards for shorter performance periods. Also, due to the U.S. government’s increased emphasis on small business contracting, we have increased the amount of subcontracts to small businesses.  In addition, some of the contracts where we were the prime contractor in the past were re-competed as small business contracts and we are now a subcontractor with a reduced role.

Much of our early work centered on battle command training and simulation in which military commanders are taught to make correct decisions in battlefield situations.  Our comprehensive business base has broadened to include integrated live, virtual and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis and other support to the national security community; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces; and we provide in-country logistics, maintenance, operational and training support to U.S. Forces deployed in overseas locations.

Our contracts include providing mission support services to three of the Army’s major CTC’s: JRTC as prime contractor and the National Training Center (NTC) and Mission Command Training Program (MCTP) as a principal subcontractor.  These services include planning, executing and documenting realistic and stressful large scale exercises and mission rehearsals that increase the readiness of both active and reserve U.S. conventional and special operations forces by placing them in situations as close to actual combat as possible.

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

We support the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons.  We support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments. Additionally, we provide comprehensive support to help plan, manage and execute DTRA’s worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products.

We provide Research, Development and Technical Engineering (RDTE) support to the U.S. Air Force Research Laboratories (AFRL) for assistance in the identification and application of current, new and emerging technologies leading to proof-of-principle evaluations of advanced operational concepts.

We have multiple contracts with all U.S. Armed Services and other government agencies to improve the quality and reach of training and education of individuals and small teams up through collective training of large organizations. Our services, products and capabilities include development and deployment of curriculum and related courseware, computer-based training, knowledge management and distribution, advanced distance learning (e-learning), serious military games for training and other advanced education programs for U.S. and allied forces.

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

In December of 2010, we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a Herndon, Virginia-based company that provides support services to the military and national intelligence communities, and subject matter and operational expertise for special operations, law enforcement and homeland security clients.

We believe the combination and scope of our growing mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — MSS

Funded sales backlog of our MSS segment at September 30, 2012 was $248 million compared to $258 million at September 30, 2011.  Total backlog, including unfunded customer orders and options under multiyear service contracts, was $737 million at September 30, 2012 compared to $932 million at September 30, 2011. We expect that approximately $433 million of the September 30, 2012 total backlog will not be completed by September 30, 2013.

MSS and CDS Competitive Environment

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

Projects must compete for funding in the defense budget.  While the U.S. defense budget is expected to decrease over the next few years, we believe there is potential for long-term growth to occur in those segments that offer high payoff and are consistent with peacetime readiness priorities and growing fiscal constraints.  The U.S. defense market today can be characterized as highly dynamic, with priorities and funding shifting in reaction to, or anticipation of, world events much more rapidly than during the Cold War or since.  Overarching military priorities include lighter, faster, more lethal forces with the ability and training to rapidly adapt to new situations based on superior knowledge of the battle environment.  Superior knowledge is enabled by systems that rapidly collect, process and disseminate the right information to the right place at the right time, resulting in what DOD calls network-centric warfare.  We believe our training systems, training support, operational support, and intelligence, surveillance and reconnaissance capabilities are well matched to these sustainable defense priorities.

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to expand our position as the leading provider of automated payment and fare collection systems and services to transport authorities worldwide and build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services, and grow our niche position as a supplier of data links and communications products. Our strategies to achieve these objectives include:

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

CTS maintains continuous long-term relationships with its customers, such as in the case of Transport for London (TfL) where our partnership started with a small trial of magnetic ticketing and gating in 1978. Since then we have continuously delivered fare collection equipment and systems to TfL as its fare collection system and service provider. Most recently our role was expanded under a 2008 contract awarded by TfL. We are now the prime contractor responsible for operating and maintaining the Oyster system. This contract, the Future Ticket Agreement, will continue our relationship with TfL until a re-compete is required in 2015.

Our track record of performance in supplying and servicing some of the largest automated fare collection systems around the world has led to three major design, build, operate and maintain contract wins since 2010. In 2011, the South Coast British Columbia Transportation Authority awarded a contract to us for the open payment ready Smart Card and Faregate System for the Greater Vancouver region and the Chicago Transit Authority (CTA) selected us for their Open Standards Fare System Contract. In 2010, the Public Transport Ticketing Corporation (PTTC) selected us to provide greater Sydney’s Electronic Ticketing System. These recent contract award decisions were reinforced by our long-term performance in other major metropolitan areas including: San Francisco Bay Area since 1974, Washington D.C., since 1975, and New York since 1991.

Development of long-term relationships is a vital part of CDS business strategy. Multi-year contracts and customer engagements offer increased revenue opportunities through upgrades, operations and maintenance services contracts, and product refresh. CDS has enjoyed five to ten year engagements with many customers including several that span several decades with core US Army and US Air Force customers.  CDS is leveraging its ground combat training credentials earned in the U.S. to provide integrated system and service solutions to allied nations. We intend to design, build, equip and service ground combat training systems for our foreign customers, providing them with turnkey solutions that result in long-term relationships. For example, for the British Army, CDS delivered combat training ranges in the United Kingdom and Canada under an initial contract awarded in 2000 and has continued to provide operations and maintenance support, as well post-design services and equipment upgrades for the last decade. Other turnkey opportunities include allied nations in the Middle East, Far East and Europe.

Maintaining strong customer relationships is particularly important for MSS as we rely heavily on our current and past performance to win recompete contracts and gain new customers. As a result of maintaining a high level of performance, we continue to provide a combination of our support services for our principal long-term customers including the JRTC since 2001, the Marine Corps since 1998, and the U.S. Army’s Combined Arms Center (CAC) at Fort Leavenworth and the Army’s Centers of Excellence since 1989. Our continuous record of performance for these customers helps us to gain new business.

Expand Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base.  In aggregate, approximately 52% of our sales revenue in 2012 was from service work. We believe that a strong base of service work helps to consistently generate profits and smooth the revenue fluctuations inherent in systems work.

At CTS, our managed service offerings are growing.  Due to the technical complexities of operating electronic fare collection and payment systems, transit agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the transit agency. As a result, we are transitioning from an automated fare collection supplier to an IT delivery and services company. This transition is expressed in our vision for the future of transport named Nextcity. Nextcity envisions the further integration of payment and information systems of all transport modes, ultimately expanding our universe of opportunities to include all forms of transport. We now provide a suite of turnkey outsourced services for more than 20 transit authorities worldwide. Approximately 44% of CTS’ sales were from service business in 2012.

Today, CTS delivers a wide range of services from customer support to financial management and technical support at its full service operation centers in Concord, California, Brisbane, Australia and London, England. Earlier in the year, we began to utilize our Tullahoma, Tennessee facility as an overflow service center of patron call support for both the East and West Coasts of the U.S. This is a further step toward delivering customer services from key service facilities for multiple transit authorities worldwide.

At MSS, we provide a combination of services to our many customers. Multiple-award indefinite delivery/indefinite quantity (ID/IQ) contracts are now the primary contract vehicle in the government services marketplace. We have increased our participation on ID/IQ contracts, giving us more opportunities to bid for work and increasing our chances to develop new customers, programs and capabilities.  We expand our scope of opportunities by offering additional services to current customers and transferring our skill sets to support similar programs for new customers. The broad spectrum of services we offer reinforces this strategy, and includes planning and support for theater and worldwide exercises, computer-based simulations, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, intelligence support, force modernization, open source data collection, as well as engineering and other technical support.

For CDS, increased services and operations and maintenance opportunities can reduce the volatility and timing uncertainties associated with large equipment contracts and add depth to the revenue base. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, the international market offers greater opportunities to bundle and negotiate multi- year, turn-key contracts. We believe these long- term contracts reinforce CDS’s competitive posture and enable the company to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

In December of 2010 we acquired Abraxas, which expands our support services to the military and national intelligence communities, as well as for special operations, law enforcement and homeland security clients. With this acquisition and our organic skillsets, we are broadening our service offerings across the DOD and national security markets to pursue prime contract opportunities.

Maintain a Diversified Business Mix

We have a diverse mix of business in our three segments. Approximately 50% of our sales are made directly or indirectly to the U.S. government; however, this represents a wide variety of product and service sales to many different U.S. government agencies. The largest single contract in the transportation segment  represented more than 10% of consolidated sales in 2012.  No other single customer represented 10% or more of our revenues.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on five continents. CDS has delivered systems in more than 35 nations, and MSS supports customers in more than 100 locations in 20 nations worldwide.

CTS made an important expansion in Australia with the recent award of the Electronic Ticketing System for Sydney and the state of New South Wales in 2010. The Australia operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In Europe, we are focused on growing our presence in Germany where we were awarded a contract in 2009 by Rhein Main Services (RMS) on behalf of the Transit Authority Rhein-Main-Verkehrsverbund. This year we successfully deployed their regional electronic ticketing system. In India, we continue our commitment to utilizing local engineering talent and pursuing automatic fare collection business.

In fiscal year 2012 more than 50% of CDS’s revenues were derived from international customers including Foreign Military Sales (FMS) and Foreign Military Financing contracts. The company maintains a significant international marketing pipeline particularly in Asia-Pacific, the Middle East and Europe. To better serve its customers and to expand sales opportunities, the company opened offices in Rome, Italy and Abu Dhabi during 2012. These offices coupled with existing operations in Asia-Pacific and Europe represent the direct marketing channel to regional customers. FMS contracts are typically developed by the product lines in conjunction with U.S. contracting authorities.

Pursue Strategic Acquisitions

We are focused on finding attractive acquisitions that enhance our market positions and lead to long-term profitability.  We look for specific growth opportunities in the defense and transportation marketplaces. The acquisition of Abraxas in December 2010 was an important acquisition that further diversified our customer base and will enable us to expand our present offerings into significant markets for national security.

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

The cost of company sponsored research and development (R&D) activities was $28.7 million, $25.3 million, $19.0 million and $8.2 million in 2012, 2011, 2010 and 2009, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required product development activity was approximately $81 million in 2012 compared to $72 million, $63 million and $54 million in 2011, 2010 and 2009, respectively; however, these costs are included in cost of sales as they are directly related to contract performance.

We comply with federal, state and local laws and regulations regarding discharge of materials into the environment and the handling and disposal of materials classed as hazardous and/or toxic. Such compliance has no material effect upon our capital expenditures, earnings or competitive position.

We employed approximately 8,200 persons at September 30, 2012.

Our domestic products and services are sold almost entirely by our employees.  Overseas sales are made either directly or through representatives or agents.

Item 1A. RISK FACTORS.

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.  If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations or financial condition could be materially and adversely affected. This could cause the trading price of our stock to decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes, and other public filings.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation.

As discussed in Note 2 to our consolidated financial statements included in Part II — Item 8 of this report, we have restated our consolidated financial statements as of and for the years ended September 30, 2011, 2010 and 2009, and for the quarterly periods ended December 31, 2009 through March 31, 2012. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on certain contracts.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to accounting for revenue on certain types of contracts. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and United States, state, regional and local governmental agencies represented more than 99% of our total revenues in fiscal year 2012.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

As part of our strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. We have not yet had a case where the carrying value exceeded the fair value; however, if it did, impairment would be measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period, which could result in substantial losses and write-downs that would reduce our results of operations. For more information on accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

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

•                  the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;

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

Approximately 72% of our revenues in 2012 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

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

•                  the International Traffic in Arms Regulations, which control the export and import of defense related articles and services on the United States Munitions Control List;

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

We may not be able to attract or retain highly qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses.

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

Our current $200 million unsecured revolving credit facility expires in May 2017.  As of September 30, 2012, there were no borrowings under this revolving facility and $23.5 million of outstanding letters of credit issued under this facility.

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

Our revenues are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions.  Our contract type/product mix and unit volume, our ability to keep expenses within budget and our pricing affect our operating margins. Significant growth in costs to complete our contracts may adversely affect our results of operations in future periods. These factors and other risk factors described herein may adversely affect our results of operations and cause our financial results to fluctuate significantly on a quarterly or annual basis.  Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In some future financial period our operating results may be below the expectations of public market analysts or investors.  If so, the market price of our securities may decline significantly.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.   PROPERTIES.

We conduct our operations in approximately 1.9 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 60% of the square footage, including 504,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Auburn, Australia	Leased
Brisbane, Australia	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Concord, CA	Leased
Frankfurt, Germany	Leased
Hyderabad, India	Leased
Kingswood, Australia	Leased
London, England	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Ontario, Canada	Leased
Perth, Australia	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Leased and Owned
San Francisco, CA	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Wollongong, Australia	Leased

Mission Support Services:
Annapolis, MD	Leased
Columbus, GA	Leased and Owned
El Paso, TX	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
Prince George, VA	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Tampa, FL	Leased

Defense Systems:
Abu Dhabi UAE	Leased
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased
Orlando, FL	Owned
Panama City, FL	Leased
San Diego, CA	Owned
Santa Clara, CA	Leased
Tijuana, Mexico	Leased
Vienna, VA	Leased
Yerven, Armenia	Leased

Item 3.   LEGAL PROCEEDINGS.

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a judgment from the United States District Court for the Southern District of California enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the $8.8 million owed to the U.S. District Court on April 18, 2012, resulting in the cessation of further post-judgment interest expense. We had recorded a liability for the judgment amount in a previous year and had accrued interest through the date of the payment, so there was no impact on 2012 earnings other than interest accrued of $0.2 million.  We are unable to determine whether the U.S. District Court will award additional pre-judgment interest, which the plaintiff has asserted should be $1.4 million, or reimbursement to the plaintiff for attorney’s fees amounting to $0.1 million, because these are discretionary with the court. Therefore, we have not recorded a liability for these amounts as of September 30, 2012. The District Court heard arguments from both parties on September 24, 2012 and we are awaiting their decision.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim seeks recoupment from us of the alleged lost revenue and an unspecified amount of fees and damages. In March 2012, the county superior court in Boston, Massachusetts entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We are currently unable to estimate the amount of any other fees or damages related to this matter in excess of the amount that has been recorded through September 30, 2012. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds are treated as a gain contingency and will not be recognized in the financial statements until receipt of any such proceeds is assured.

In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and competitors. We have accrued for estimated losses in the accompanying audited consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations, or cash flows. However litigation is subject to inherent uncertainties and our views on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our audited consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Item 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB.  The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	Fiscal 2012		Fiscal 2011		Fiscal 2012	Fiscal 2011
Quarter	High	Low	High	Low
First	$48.25	$37.16	$49.74	$40.25	—	—
Second	51.05	42.85	57.75	45.81	$0.12	$0.19
Third	48.22	42.23	57.45	47.63	—	—
Fourth	52.03	47.92	52.89	37.41	$0.12	$0.09

On November 30, 2012, the closing price of our common stock on the New York Stock Exchange was $48.95. There were 763 shareholders of record of our common stock as of November 30, 2012.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2012	2011	2010	2009	2008
		(As Restated)	(As Restated)	(As Restated)	(As Restated) (unaudited)
Results of Operations:
Sales	$1,381,495	$1,295,581	$1,198,192	$1,025,924	$892,634
Cost of sales	1,046,235	982,341	941,431	796,344	706,134
Selling, general and administrative expenses	163,688	159,791	124,306	119,108	104,203
Interest expense	1,550	1,461	1,755	2,031	2,745
Income taxes	38,183	32,373	38,011	33,016	25,048
Net income attributable to Cubic	91,900	83,594	72,094	63,145	41,492

Average number of shares outstanding	26,736	26,736	26,735	26,731	26,725

Per Share Data:
Net income	$3.44	$3.13	$2.70	$2.36	$1.55
Cash dividends	0.24	0.28	0.18	0.18	0.18

Year-End Data:
Shareholders’ equity attributable to Cubic	$670,391	$579,563	$513,612	$448,387	$410,946
Equity per share	25.07	21.68	19.21	16.77	15.38
Total assets	1,026,317	966,524	871,519	763,573	652,253
Long-term debt	11,503	15,918	20,494	25,124	31,745

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8, including Note 2, “Restatement of Consolidated Financial Statements.”

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

With this Annual Report on Form 10-K, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1)         Our Consolidated Balance Sheets as of September 30, 2011, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the fiscal years then ended and the related footnotes;

(2)         Our selected financial data as of, and for, our fiscal years ended September 30, 2011, 2010, 2009 and 2008 located in Item 6 of this Form 10-K;

(3)         Our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended September 30, 2011, 2010 and 2009 and for the quarters ended March 31, 2012, and December 31, 2011, and each of the quarters in our fiscal years ended September 30, 2011 and 2010 and contained herein; and

(4)         Our unaudited quarterly financial information for each quarter in our fiscal years ended September 30, 2011 and 2010, and for the quarters ended March 31, 2012 and December 31, 2011 in Note 18, “Summary of Quarterly Results of Operations (Unaudited)”, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The restatement results from our review of revenue recognition practices.  See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of the review and effect of the restatement.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual and Quarterly Reports.

Overview

Our primary businesses are in the defense and transportation industries. For the year ended September 30, 2012, 63% of sales were derived from defense systems and services, while 37% were derived from transportation fare collection systems and other commercial operations. These include high technology businesses that design, manufacture and integrate complex systems, and provide essential services to meet the needs of various federal and regional government agencies in the U.S. and other nations around the world. The U.S. government remains our largest customer, accounting for approximately 50% of sales in 2012, compared to 56% in 2011, 57% in 2010 and 59% in 2009.

Cubic Transportation Systems (CTS) develops and delivers innovative fare collection systems for public transit authorities worldwide.  We provide hardware, software and multiagency, multimodal transportation integration technologies, as well as a full scope of operational services that allow the agencies to efficiently collect fares, manage their operations, reduce fare evasion and make using public transit a more convenient and attractive option for commuters.

Cubic Defense Systems (CDS) is focused on two primary lines of business: Training Systems and Communications.  The segment is a diversified supplier of live and virtual military training systems, and communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our communications products are aimed at intelligence, surveillance, and search and rescue markets. In 2010, through two acquisitions, we added new product lines including multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

Mission Support Services (MSS) is a leading provider of highly specialized support services to the U.S. government and allied nations.  Services provided include live, virtual and constructive training, real-world mission rehearsal exercises, professional military education, intelligence support, information technology, information assurance and related cyber support, development of military doctrine, consequence management, infrastructure protection and force protection, as well as support to field operations, force deployment and redeployment and logistics.

Sales increased 7% in fiscal 2012 over 2011, primarily due to growth of 20% in CTS. Growth in 2012 sales from MSS was nearly offset by a decrease in CDS sales. Sales increased to $1.381 billion in 2012, compared to $1.296 billion in 2011, with all of the growth coming from existing businesses. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in sales of $1.5 million in 2012 over 2011.

Sales increased 8% in 2011 over 2010, due to growth in all three business segments. Sales grew to $1.296 billion in 2011, compared to $1.198 billion in 2010. Approximately half of the growth in 2011 was organic and half was the result of our acquisition of Abraxas in December 2010, which added $50.0 million to our 2011 revenue. Sales in 2011would have increased by 4% without the addition of Abraxas and sales in our MSS segment would have decreased 4% absent this acquisition. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $21.0 million in 2011 over 2010.

Growth in sales of 17% in 2010 over 2009 also came from all three business segments. Sales increased to $1.198 billion in 2010, compared to $1.026 billion in 2009. Nearly 80% of the growth in 2010 was organic, while the remainder came from the consolidation of TranSys, a variable interest entity (VIE), and from two small acquisitions we made during 2010. The VIE added $29.9 million to 2010 sales; however these sales had no net margin and therefore had no effect on operating income. Sales growth in 2010 without consolidation of the VIE would have been approximately 14%. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in sales of $14.6 million in 2010 over 2009. See the segment discussions following for further information about segment sales.

Operating income increased 13% to $128.0 million in 2012 compared to $113.5 million in 2011. CTS and CDS each contributed to the growth in operating income in 2012, while MSS operating income was down in 2012 from 2011. Growth in CTS sales was the primary reason for the increase in operating income, while CDS operating income grew primarily due to a decrease in our investment in cross domain and global asset tracking products in 2012 compared to 2011. The current competitive environment in the government services industry is driving MSS profit margins lower than in recent years, resulting in lower operating income. Operating results for MSS include an operating loss from Abraxas of $1.3 million in 2012, including amortization of intangible assets of $9.3 million, compared to a loss of $3.5 million in 2011, which included amortization of intangible assets of $8.2 million and acquisition costs of $0.7 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.6 million for 2012.

Operating income increased 6% to $113.5 million in 2011 compared to $106.6 million in 2010. Improved margins and higher sales in our transportation systems segment contributed significantly to the increase in our operating income. We incurred higher costs in 2010 than in 2011 on our contract in London for the transition of our contract from the VIE to Cubic, resulting in higher margins on this contract in 2011. Operating income growth in 2011 was limited somewhat by an increase in the investment by CDS in two businesses acquired in 2010 that are developing cross domain and global asset tracking products. The operating losses for these two businesses totaled $11.3 million in 2011 compared to $3.0 million in 2010. MSS operating income in 2011 was lower than 2010 primarily because of an operating loss of $3.5 million incurred by the newly acquired Abraxas business, as mentioned above.  A $4.2 million gain was recorded by CDS in 2010 related to the recovery of a receivable that had been reserved for in previous years, which positively impacted our 2010 operating income. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $3.0 million for 2011.

Our operating income increased 11% in 2010 to $106.6 million from $95.9 million in 2009, with the increase coming primarily from CDS.  The operating results of CDS for 2009 had included a provision for an uncollectable receivable of $3.1 million, however, in 2010 we were able to recover the full amount plus attorney’s fees, costs and interest, bringing the total recovery to $4.2 million. CTS operating income was lower in 2010 than in 2009 because of costs that were incurred for the transition of our contract in London from the VIE to Cubic completed in late 2010. This transition of the entire contract to Cubic is expected to result in higher sales and operating income in subsequent years until completion of the contract in August of 2015. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $1.6 million for 2010. See the segment discussions following for further information about segment operating income.

Net income attributable to Cubic increased to $91.9 million ($3.44 per share) in 2012 from $83.6 million ($3.13 per share) in 2011, $72.1 million ($2.70 per share) in 2010 and $63.1 million ($2.36 per share) in 2009. Higher net income year-over-year resulted primarily from the improvements in operating income, as described above. Our net income also increased in 2012 and 2011 compared to 2010 and 2009 due to a decrease in our effective tax rate, as described below.

The gross margin from product sales was 32% in 2012, compared to 30% in 2011, 29% in 2010 and 26% in 2009. Improved performance from our transportation systems business in 2012 and our defense systems training business in 2011 and 2010 primarily accounted for the increases over the prior years. The gross margin from service sales was 17% in 2012 compared to 19% in 2011, 14% in 2010 and 19% in 2009.  Competitive pressures in the defense services business in 2012 contributed to the decrease in gross margin from 2011. The increase in gross margins from services in 2011 also reflected the improvement in margin and increase in service revenue related to our transportation business in the U.K., as well as a higher gross margin from 2011 Abraxas revenues since our acquisition of the business in December 2010. The services gross margin in 2010 was lower because of costs we incurred in the transition of our contract in London from the VIE to Cubic.

Selling, general and administrative (SG&A) expenses increased to $163.7 million or 12% of sales in 2012, compared to $159.8 million or 12% of sales in 2011, $124.3 million or 10% of sales in 2010 and $119.1 million or 12% of sales in 2009. The increase in SG&A expenses in 2012 reflects the overall growth of the business. The increase in 2011 was primarily due to increased business development expenses for two defense systems businesses acquired in 2010, as well as increased business development expenses related to other businesses within our defense systems segment. In 2011, we incurred more bid and proposal costs as a percentage of revenue throughout the organization, and more SG&A costs related to the growth of our transportation systems business in Australia and the U.K. The acquisition of Abraxas in the MSS segment also added to 2012 and 2011 SG&A expenses compared to 2010 and 2009. In addition, 2010 SG&A expenses benefitted from a bad debt recovery of $4.2 million, while 2009 SG&A expenses included a bad debt provision of $3.1 million.

Company-sponsored research and development (R&D) spending totaled $28.7 million in 2012 compared to $25.3 million in 2011, $19.0 million in 2010 and $8.2 million in 2009. The increase in R&D expenditures in 2012 came from the transportation systems business, which increased R&D spending from $4.0 million in 2011 to $8.3 million in 2012. Increased R&D expenditures in 2011 were primarily related to the development of products by the two defense companies we acquired in 2010, including multi-band communication tracking devices and cross domain hardware solutions to address multi-level security requirements. We also increased R&D spending in 2010 and again in 2011 related to new technologies for ground combat training systems in our defense systems business. A significant portion of our product development spending is incurred in connection with the performance of work on our contracts. The amount of contract required development activity in 2012 was approximately $81 million compared to $72 million in 2011, $63 million in 2010 and $54 million in 2009, however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $14.8 million in 2012, compared to $14.7 million in 2011, $6.8 million in 2010 and $6.4 million in 2009. The increase in 2012 and 2011 over 2010 and 2009 was primarily due to our acquisition of Abraxas in December 2010.

Interest and dividend income was $3.0 million in 2012, compared to $2.6 million in 2011, $1.6 million in 2010 and $1.7 million in 2009. Interest and dividend income primarily increased in 2012 and 2011 over 2010 and 2009 due to an increase in local currencies held by our wholly-owned subsidiaries in New Zealand and Australia. These foreign investments earned a higher interest rate in both 2012 and 2011 than our other cash and short term investments. Other Income (Expense) netted to income of $0.8 million in 2012, compared to $1.7 million in 2011, $3.6 million in 2010 and $0.7 million in 2009. The higher amount of Other Income in 2011 and 2010 was caused primarily by the impact of foreign currency exchange rate changes on U.S. dollar denominated investments held by our wholly-owned subsidiary in the U.K. that uses the British Pound as its functional currency. The impact of exchange rates on these U.S. dollar denominated investments was recorded as other non-operating income, and resulted in income of $0.5 million in 2011 and $3.7 million in 2010. Interest expense was $1.6 million in 2012, compared to $1.5 million in 2011, $1.8 million in 2010 and $2.0 million in 2009 due to a reduction in long-term borrowings over the four year period.

Our effective tax rate for 2012 was 29% of pretax income compared to 28% in 2011, 35% in 2010 and 34% in 2009. Our effective tax rate increased in 2012 over 2011, primarily because of the expiration of the U.S. R&D credit on December 31, 2011. In 2012, we also recorded a benefit of $2.5 million, due to the reversal of uncertain tax positions relating to statute expirations and settlements with tax authorities, compared to $1.2 million in 2011, $1.7 million in 2010 and $1.8 million in 2009.The effective tax rate also decreased in 2012 and 2011 compared to 2010 and 2009, due to an increase in the amount of our income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate.

Our effective tax rate also decreased in 2011 compared to 2010 and 2009 due to an increase in R&D and other income tax credits. In addition, in fiscal 2011 the U.S. Congress retroactively reinstated the R&D credit, which had expired in fiscal 2010, further reducing our 2011 tax expense by $1.4 million. The tax effect of repatriation of earnings from our foreign subsidiaries resulted in additional tax of $2.8 million in 2012 and $3.1 million in 2009.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment

Years ended September 30,	2012	2011	2010	2009
	(in millions)
		(As Restated)	(As Restated)	(As Restated)
Transportation Systems Sales	$513.6	$427.1	$383.0	$314.3
Transportation Systems Operating Income	$76.3	$66.9	$51.8	$56.4

CTS sales increased 20% to $513.6 million in 2012 compared to $427.1 million in 2011.  The overall increase in sales was primarily from work on our contracts in Sydney, Australia and Vancouver, B.C. Canada. In addition, sales were somewhat higher from our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. that were completed in 2011. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in sales of $2.5 million for 2012.

CTS sales increased 12% to $427.1 million in 2011 compared to $383.0 million in 2010. Sales increased in Europe and Australia, but decreased in North America. The increase in sales came primarily from our contract in Vancouver, B.C. Canada, our contracts in the U.K. and our contracts in Sydney and Brisbane, Australia. Higher sales from our contract in London resulted primarily from the transition of services to Cubic under a major contract modification awarded in fiscal 2009, for which full transition of services to Cubic was completed in August of 2010. These services were formerly performed by our joint venture partner in the TranSys arrangement.  Partially offsetting these increases were lower sales from a gating system contract in Southern California, which was completed in 2010, and lower sales in the San Francisco Bay area. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in sales of $16.0 million for 2011.

CTS sales increased 22% in 2010 to $383.0 million from $314.3 million in 2009. Sales were higher in 2010 from work in the San Francisco Bay area, our U.K. contracts, the installation of a gating system in Southern California, and from a new contract in Sydney, Australia. These increases were partially offset by lower sales from a system installation contract in Florida, which was completed early in 2010, and from train operating companies in the U.K. A portion of the sales increase from the London contract resulted from a major contract modification received in fiscal 2009, which began the transition of services in fiscal 2010 to Cubic from our joint venture partner in the TranSys arrangement. In addition, a portion of the sales increase from the London contract resulted from consolidation of the company’s 50% owned subsidiary, TranSys, beginning in March of 2010. This newly consolidated subsidiary added $29.9 million to sales in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in sales of $6.6 million for 2010.

CTS operating income improved to $76.3 million in 2012 from $66.9 million in 2011, an increase of 14%.  Improvements in operating income resulted from higher sales in Canada and the U.K. as mentioned above. In addition, profit margins have improved from a service contract in North America, where we receive higher revenues based on increased system usage. Lower sales in the U.S. from the contracts that were completed in 2011 partially offset the growth in operating income, in addition to cost growth of $5.3 million on contracts in the U.S and Europe. We also increased research and development spending in 2012 to $8.3 million, compared to $4.0 million in 2011, which limited growth in operating income. We are working on next generation transit technologies that we believe will enhance our leading position in the industry. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.9 million for 2012.

CTS operating income improved to $66.9 million in 2011 from $51.8 million in 2010, an increase of 29%. Operating income was higher on increased revenue from our contracts in the U.K. and Australia. The operating margin in Australia improved primarily due to a reduction in bid and proposal costs in 2011 compared to costs incurred in 2010 to secure the Sydney contract. Operating income was higher in the U.K. from our contract in London, due to higher sales and lower costs in 2011 than in 2010. We had incurred significantly higher costs in 2010 to transition services to Cubic that were formerly performed by our joint venture partner in the TranSys arrangement, as mentioned above. Partially offsetting these increases were lower operating income on lower sales from the gating system customer in Southern California mentioned above. In addition, in 2010 we received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $1.4 million for 2011.

Operating income from CTS decreased 8% in 2010 to $51.8 million from $56.4 million in 2009. We incurred costs in 2010 of approximately $15 million to transition services to Cubic that were formerly performed by our joint venture partner in the TranSys arrangement, as mentioned above. The additional sales from TranSys did not add to operating income, because TranSys operated on a break-even basis, as it was designed to do. Cost growth of $1.9 million on a contract in North America also contributed to the decrease in operating income. Partially offsetting these decreases were higher margins on higher sales in North America and higher operating profits from European operations. A contract modification received in 2010 resolved a contingency on a contract in Europe, allowing us to reverse a reserve of $1.6 million that had been recorded in 2009, as mentioned above. Results from European operations for 2010 also included a pension curtailment charge of $0.7 million. Results in 2009 had included contract restructuring agreements that added $1.6 million to operating income and a foreign currency exchange gain that added $1.4 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.3 million for 2010.

Defense Systems Segment

Years ended September 30,	2012	2011	2010	2009
	(in millions)
		(As Restated)	(As Restated)	(As Restated)
Defense Systems Sales
Training systems	$322.5	$337.9	$302.9	$242.2
Communications	41.6	41.4	61.8	44.4
Other	11.3	11.4	3.5	0.9
	$375.4	$390.7	$368.2	$287.5

Defense Systems Operating Income
Training systems	$39.0	39.0	30.2	18.6
Communications	2.2	6.4	4.6	2.4
Other	(6.6)	(15.6)	(3.2)	(1.1)
	$34.6	$29.8	$31.6	$19.9

Training Systems

Training systems sales decreased 5% in 2012 to $322.5 million from $337.9 million in 2011.  The delivery of air combat training systems to a U.S. government customer in 2011 resulted in significantly higher sales than in 2012. In addition, sales from a ground combat training system contract in the Far East were lower in 2012 than in 2011 and shipment of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government decreased in 2012 compared to 2011. Partially offsetting these decreases were higher sales of our small arms training systems and higher sales from two ground combat training range contracts in Europe. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training system sales of $1.0 million for 2012.

Training systems sales were up 12% for 2011 to $337.9 million from $302.9 million in 2010. Higher sales from air combat training, ground combat training and MILES equipment all contributed to the increase. Sales of air combat training systems to the U.S. military and to customers in the Far East grew in 2011. Increases in ground combat training system sales in Europe more than offset decreases in sales of ground combat training systems to customers in the Far East. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training system sales of $5.1 million for 2011.

Training systems sales increased 25% in 2010 to $302.9 million compared to $242.2 million in 2009. Sales were higher in 2010 from all major product lines, including air and ground combat training systems, MILES equipment and small arms training systems. Significant fourth quarter deliveries of air combat training systems to the U.S. military helped to push sales higher for 2010, more than offsetting lower air combat training sales to customers in the Far East. Sales were also higher for the year from a ground combat training system contract for a customer in the Far East. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training system sales of $8.0 million for 2010.

Operating income for training systems was $39.0 million in 2012 and 2011. In 2011 and the first half of 2012, we recorded revenues equal to costs on a ground combat training system in Europe because we were working under a contract without a firm contract price or scope of work. In 2012, we reached agreement with the customer on price and scope of work, resulting in additional profit margin this year because of this favorable change in estimate. An increase in operating income also came from increased sales of small arms training systems. Offsetting these increases were lower operating profits on lower sales of air combat training systems, a ground combat training system in the Far East and MILES equipment. In addition, we incurred higher than previously expected costs in developing an instumented training system for the U.S. Marine Corps in 2012. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems operating income of $0.3 million for 2012.

Operating income for training systems increased 29% to $39.0 million in 2011 compared to $30.2 million in 2010. The growth in operating income was primarily attributable to increased operating income on higher sales of air combat training systems to the U.S. military and to a customer in the Far East, and improved margins on increased sales of MILES equipment. The 2010 operating income for training systems was positively impacted by a bad debt recovery from a company through which we sold training systems products to the U.S. government. In 2009 the company had failed to pass on to us cash they collected from the government on our behalf. In 2010, we were able to collect the entire amount plus attorney’s fees, costs and interest, for a total recovery of $4.2 million. We invested $3.4 million in 2011 and $3.2 million in 2010 in the development of new ground combat training technology for tactical vehicles, which limited our operating income in both years. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems operating income of $1.5 million for 2011.

Training systems operating income increased 62% in 2010 to $30.2 million, from $18.6 million in 2009. Higher sales and improved profit margins from the ground combat training system in the Far East mentioned above added to operating income in 2010, as well as higher sales and improved profit margins from MILES equipment. In addition, in 2009 we had established a $3.1 million allowance for doubtful accounts receivable related to a company through which we sold training systems products to the U.S. government, because they failed to pass on to us cash they collected from the government on our behalf. As mentioned, in 2010 we were able to collect the entire amount plus attorney’s fees, costs and interest, for a total recovery in 2010 of $4.2 million. These improvements were partially offset by lower operating income from lower sales of air combat training systems to customers in the Far East where we had realized higher profit margins in 2009. In addition, in the fourth quarter of 2010, we invested $3.2 million in the development of new ground combat training technology for tactical vehicles, which limited growth in our operating income in 2010. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems operating income of $1.9 million for 2010.

Communications

Communications sales increased slightly to $41.6 million in 2012 from $41.4 million in 2011.  Sales of personnel locator systems and power amplifiers decreased in 2012, while sales of data links increased. Communications sales decreased 33% to $41.4 million in 2011 from $61.8 million in 2010. Sales of data links and power amplifiers decreased in 2011, while sales of personnel locater systems were relatively consistent between the years. Communications sales grew 39% in 2010 to $61.8 million from $44.4 million in 2009. Sales were higher in 2010 from all three major product lines, including personnel locator systems, data links and power amplifiers. We began work on a new contract in 2010 called Video Scout and produced spare parts for the Joint-STARS system we delivered years ago, which contributed to the increase in data links sales.

Operating income from communications decreased 66% to $2.2 million in 2012 from $6.4 million in 2011.  Higher data link sales added to operating income, however, this was more than offset by higher than expected costs of developing new data link technology in 2012. Lower sales of personnel locator systems and power amplifiers also contributed to the decrease. Operating income from communications increased 39% to $6.4 million in 2011 from $4.6 million in 2010. In 2010 we realized operating losses of $6.0 million from a new mini-common data link (mini-CDL) product and Video Scout product as a result of development costs incurred in 2010, compared to profitable sales of these products in 2011. Communications operating income increased to $4.6 million in 2010, compared to $2.4 million in 2009, a 92% increase. In 2010, higher operating income on higher sales from all three product lines was partially offset by development costs for new products, including Video Scout and mini-CDL.

Other

In 2010, CDS added two new product lines through acquisitions that are developing cross domain and global asset tracking products. During 2011, we increased our investment in the development and marketing of these products, resulting in an operating loss for the year as reflected in the other caption in the table above. In 2012, we reduced operating and development costs for these product lines, but again incurred an operating loss. Also included in the other category above were development costs for combat identification technologies. Partially offsetting these expenses was an adjustment of $0.7 million recorded in 2011 that reduced our estimated liability for contingent consideration related to one of the acquisitions made in 2010.

Mission Support Services Segment

Years ended September 30,	2012	2011	2010	2009
	(in millions)
		(As Restated)	(As Restated)	(As Restated)
Mission Support Services Sales	$491.4	$476.5	$444.9	$420.6

Mission Support Services Operating Income	$21.9	$23.9	$27.9	$25.9

MSS sales were up 3% to $491.4 million in 2012 compared to $476.5 million in 2011.  Sales were higher from Abraxas in 2012, both due to growth of the business and because we acquired the business during the first quarter of 2011 and thus did not realize a full year of sales that year. Sales were also higher from our contract at the Joint Readiness Training Center (JRTC) in Fort Polk, LA and from our defense modernization business in Eastern Europe. The loss of training work for flight simulators, and at the U.S. Army Quartermaster Center and School, partially offset these sales increases. The current environment in defense services, including increased competition and an emphasis on small business awards, has limited MSS growth and may continue to do so in the near term.

MSS sales were up 7% to $476.5 million in 2011 compared to $444.9 million in 2010. Our acquisition of Abraxas in December 2010 added $50.0 million to sales for 2011. Sales growth was also driven by increased activity in support of homeland security under our Seaport-e contract, and in support of instruction and maintenance of flight simulators. Partially offsetting these sales increases were lower sales from the JRTC contract and from the U.S. Army Quartermaster Center and School. Sales also decreased from training and education contracts due to delays in contract awards, as well as services insourcing, primarily by the U.S. Army, and the migration of certain contracts to small businesses where we are now in a subcontractor role.

MSS sales increased 6% in 2010 to $444.9 million compared to $420.6 million in 2009. Increased activity at the JRTC and at the U.S. Army Quartermaster Center and School added to sales in 2010. In addition, higher sales from two contracts with the U.S. Marine Corps and a contract at the Joint Coalition Warfare Center (JCWC) added to the sales total in 2010 compared to 2009. Partially offsetting these improvements in 2010 were lower sales from a trainer maintenance contract that we lost to a small business competitor and from a contract for services performed in Iraq that had added approximately $6.8 million to sales in 2009, but was completed.

MSS operating income decreased 8% to $21.9 million in 2012 from $23.9 million in 2011. The loss of the contracts mentioned above contributed to lower operating income in 2012. In addition, the competitive environment has forced us to bid somewhat lower margins than in recent years in order to acquire positions on new contracts and retain positions on our existing contracts. The operating loss from Abraxas improved to $1.3 million in 2012, including amortization of intangible assets of $9.3 million, compared to $3.5 million in 2011, which included amortization of intangible assets of $8.2 million and acquisition costs of $0.7 million.

MSS operating income decreased 14% to $23.9 million in 2011 from $27.9 million in 2010. Abraxas incurred an operating loss of $3.5 million for 2011, as mentioned above.  Lower revenue from certain higher margin training and education contracts also contributed to the decrease in operating income for 2011. These decreases were partially offset by an increase in operating margin on increased sales from certain information operations contracts. In late 2009 and early 2010, MSS had recorded a provision of $2.0 million for a dispute with a customer over contract terms. As a result of the settlement of this dispute, we recorded a gain of $1.4 million in 2011.

MSS operating income increased 8% to $27.9 million in 2010 from $25.9 million in 2009. Higher operating income on higher sales in 2010 from the contracts mentioned above helped to improve operating income in 2010 compared to 2009. MSS operating income was impacted by the reserve recorded for the dispute with a customer over contract terms discussed above by $0.3 million in 2010 and $1.7 million in 2009. The contract in Iraq mentioned above, that was completed in 2009, had contributed higher than typical profit margins to operating income in 2009.

Amortization of purchased intangibles included in the MSS results amounted to $12.0 million, $11.7 million, $4.5 million and $5.5 million in 2012, 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Operating activities used cash of $54.7 million in 2012, compared to providing cash of $129.1 million in 2011, $115.0 million in 2010 and $176.8 million in 2009. In 2012, cash generated by earnings was offset by increases in accounts receivable of $118.2 million, long-term capitalized construction costs of $26.9 million, and inventories of $13.6 million, and a net decrease in customer advances of $38.0 million, which contributed to the overall use of cash for the year. The growth in accounts receivable and reduction of customer advances related to several large contracts we worked on in 2012, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S., Far East and Middle East.  Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms.  In 2011, cash generated by earnings, decreases in accounts receivable of $3.6 million and inventories of $2.4 million, and net customer advances of $37.1 million contributed to the positive results. In 2010, cash generated by earnings, decreases in accounts receivable of $25.2 million and inventories of $17.3 million, and net customer advances of $18.5 million contributed to the positive cash flows. In 2009, cash generated by earnings, decreases in accounts receivable of $41.1 million and net customer advances of $34.6 million contributed to the positive results.

In 2012, MSS contributed positive operating cash flows, while CDS and CTS both generated negative operating cash flows. In 2009 through 2011, all three segments contributed to positive operating cash flows. In 2011 and 2010, CTS provided the greatest portion of the positive cash flows, while in 2009 CDS provided more than half the positive cash flows. Partially offsetting the positive operating cash flows were payments of $13.2 million for income taxes in 2011 and $27.0 million in value added tax (VAT) in 2010, related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned variable interest entity (VIE). Cash provided by the consolidation of the VIE was the primary source of cash used to make these income tax and VAT payments, which are included in operating activities.

We have classified certain unbilled accounts receivable balances as non-current because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2012, this balance was $22.1 million compared to $23.7 million at September 30, 2011, $28.1 million at September 30, 2010 and $13.4 million at September 30, 2009.

Investing activities provided cash of $11.6 million in 2012, and used cash of $77.3 million in 2011, $52.8 million in 2010 and $33.4 million in 2009. In 2012, net cash provided by investing activities consisted of proceeds of $25.8 million from maturities of short-term investments, offset by capital expenditures of $14.2 million. In 2011, cash used in investing activities included $126.0 million for the acquisition of Abraxas, $0.7 million for a small defense systems acquisition made during the year, and an additional payment of $0.2 million for a small defense systems acquisition made in 2010. In addition, in 2011, we received proceeds from the sale or maturities of short-term investments of $58.3 million and made capital expenditures of $8.7 million. In 2010, cash used in investing activities included $76.0 million of net purchases of short-term investments, cash paid for acquisitions of $7.4 million for two small defense systems acquisitions and an additional payment of $0.9 million for a transportation systems acquisition made in 2009. In 2010, we consolidated TranSys, our 50% owned VIE, which provided $38.3 million of cash and made capital expenditures of $6.9 million. In 2009, two transportation systems acquisitions used $13.9 million, as well as the final payment of $6.1 million from a 2008 acquisition, purchases of short-term investments of $8.1 million and capital expenditures of $5.3 million.

Financing activities used cash of $79.6 million in 2012, $12.0 million in 2011, $9.3 million in 2010 and $10.7 million in 2009. In 2012, we placed $68.6 million of cash in a restricted bank account as collateral for a letter of credit facility we entered into in the U.K. We are required to leave the cash in the restricted account as long as the bank continues to maintain the associated letters of credit under the facility. Cash used in financing activities consisted of scheduled payments on long-term borrowings of $4.5 million, $4.6 million, $4.5 million and $6.0 million in 2012, 2011, 2010 and 2009, respectively. Dividends paid to shareholders amounted to $6.4 million (24 cents per share), $7.5 million (28 cents per share), $4.8 million (18 cents per share) and $4.8 million (18 cents per share) in 2012, 2011, 2010 and 2009, respectively.

We have a committed five-year revolving credit agreement with a group of financial institutions in the amount of $200 million, expiring in May 2017. Commitment fees associated with this financing arrangement are 0.20% of the unutilized balance per annum. As of September 30, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $23.5 million, which reduce the available line of credit to $176.5 million.

The accumulated deficit in other comprehensive income (loss) decreased $5.3 million in 2012 due to a positive adjustment from foreign currency translation of $10.7 million and an unrealized gain on cash flow hedges of $0.2 million. Partially offsetting these decreases was an increase in the recorded liability for our pension plans of $5.6 million (after applicable income taxes). These adjustments resulted in a negative balance in accumulated other comprehensive income of $21.1 million at September 30, 2012 compared to a negative balance of $26.5 million at September 30, 2011, $16.3 million at September 30 2010 and $14.2 million at September 30, 2009.

The net deferred tax assets balance was $24.0 million, $22.3 million, $33.6 million and $34.7 million at September 30, 2012, 2011, 2010 and 2009, respectively. The primary reasons for the increase in 2012 was an increase in the asset related to the effect of recording adjustments to our pension liability through other comprehensive income and a decrease in the liability related to identified intangible assets arising from acquisitions. The increase in the deferred tax asset related to net operating loss carryforwards in a foreign subsidiary during 2012 was the result of, and largely offset by, an increase in the deferred tax liability for deferred revenues under that jurisdiction’s tax laws. The deferred tax liability for deferred revenues does not represent amounts related to revenues deferred in our financial statements, but only for purposes of our tax returns. In 2011 we recorded a net deferred tax liability of $7.6 million in connection with our acquisition of Abraxas to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense, net of the future tax benefit of acquired net operating loss carrybacks and carryforwards. Also, net deferred tax liabilities increased by $11.7 million in 2011 due to a change in the tax accounting method for recording service contract revenue in the U.S. The decrease in the deferred tax assets in 2011 was partially offset by the effect of recording adjustments to the pension liability through other comprehensive income, which resulted in an additional deferred tax asset of $2.3 million at September 30, 2011. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with working capital of $430.1 million and a current ratio of 2.5 to 1 at September 30, 2012. We expect that cash on hand and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to short-term borrowing arrangements we have in New Zealand and Australia, we have a committed five-year credit facility from a group of financial institutions in the U.S., aggregating $200 million. This agreement will expire in May 2017. As of September 30, 2012, $23.5 million of this capacity was used for letters of credit, leaving an additional $176.5 million available.  Our total debt to capital ratio at September 30, 2012 was 2%. In addition, our cash and cash equivalents, including restricted cash, totaled $281.0 million at September 30, 2012 which exceeded our total debt by $269.5 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2012, $169.2 million of the $212.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. We also had $68.7 million of restricted cash in the U.K. at September 30, 2012. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following is a schedule of our contractual obligations outstanding as of September 30, 2012:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$11.5	$4.6	$5.1	$1.1	$0.7
Interest payments	1.0	0.5	0.3	0.2	—
Operating leases	36.7	8.7	12.4	8.9	6.7
Deferred compensation	9.5	0.9	1.5	0.4	6.7
	$58.7	$14.7	$19.3	$10.6	$14.1

Quarterly Results — Quarters ended December 31, 2011, 2010 and 2009 (first fiscal quarter)

Consolidated Overview

Sales for the quarter ended December 31, 2011 increased to $316.8 million from $281.9 million in the quarter ended December 31, 2010 and $246.6 million in the quarter ended December 21, 2009. These amounts represented quarter-over-quarter growth of 12% in the first quarter of fiscal 2012 and 14% in the first quarter of fiscal 2011. CTS sales increased 43% in 2012 and 27% in 2011. MSS sales increased 9% in 2012 after decreasing 3% in 2011.  CDS sales decreased 12% in 2012 after having increased 27% in 2011. See the segment discussions following for further analysis of segment sales.

Operating income was $27.8 million in the first quarter of fiscal 2012 compared to $25.4 million in the first quarter of fiscal 2011 and $18.0 million in the first quarter of fiscal 2010. CTS operating income increased 28% in 2012 and 92% in 2011. MSS operating income was 12% lower in 2012 than 2011 and 9% lower in 2011 than in 2010. CDS operating income decreased 24% in 2012 after increasing 20% in 2011. Corporate and other costs for the first quarter of 2012 were $0.6 million compared to $1.6 million in 2011 and $1.5 million in 2010. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the first quarter of fiscal 2012 was $20.7 million, or 77 cents per share, compared to $18.1 million, or 68 cents per share in 2011 and $11.8 million or 44 cents per share in 2010. Net income increased in 2012 and 2011 over the prior year due primarily to the increases in operating income. Included in other income was a net foreign currency exchange gain of $1.2 million in the first quarter of fiscal 2012 compared to a loss of $1.0 million in the first quarter of fiscal 2011 and a gain of $0.5 million in the first quarter of fiscal 2010, before applicable income taxes. These increases were partially offset by the increase in income tax expense described below.

Our gross margin percentage on product sales decreased to 26% in the first quarter of 2012 compared to 33% in the first quarter of 2011 and 29% in the first quarter of 2010. The decrease in our gross margin percentage on product sales in 2012 is primarily due to cost growth on two CTS design and build contracts, one in North America and one in Europe, totaling $2.2 million and a lower gross margin from CDS contracts in the Far East and Europe. The increase in gross margin in the first quarter of 2011 over 2010 was primarily due to higher gross margins on a ground combat training contract in the Far East.

Selling, general and administrative (SG&A) expenses decreased in the first quarter of 2012 to $35.2 million compared to $38.1 million in 2011 and $29.6 million in 2010. As a percentage of sales, SG&A expenses were 11% for the first quarter of 2012 compared to 14% in 2011 and 12% in 2010. The decrease in 2012 was due primarily to lower selling costs in the CDS and MSS segments, while the increase in 2011 was primarily because of higher selling costs in these segments compared to 2010. In addition, SG&A expenses in the first quarter of 2011 included $0.7 million of costs related to the Abraxas acquisition. Company funded research and development expenditures, which mainly relate to new defense technologies we are developing, decreased to $4.9 million for the first quarter of 2012 compared to $6.3 million in 2011 and $1.7 million in 2010. Amortization of purchased intangibles increased in the first quarter of 2012 to $4.0 million compared to $2.0 million in the first quarter of 2011 and $1.7 million in the first quarter of 2010 due to the acquisition of Abraxas.

The tax rate for the first quarter of fiscal 2012 was 29% compared to 26% for the first three months of 2011 and 36% for the first three months of 2010. In the quarter ended December 31, 2010 the U.S. Congress reinstated the research and development (R&D) credit, which had expired in December 2009, resulting in a lower effective rate in the first quarter of fiscal 2012 and 2011 than in 2010. In addition, the income tax rate in the first quarter of 2011 further benefitted from the retroactive reinstatement of the federal R&D credit, which reduced the tax provision by $1.4 million in that quarter. The tax rate in the first quarter of fiscal 2010 was also higher because a higher percentage of the income in fiscal 2010 was forecast to be from the U.S., where the tax rate is higher than in foreign jurisdictions.

Transportation Systems Segment (CTS)

	Three Months Ended December 31,
	2011	2010	2009
	(in millions)
	(As Restated)	(As Restated)	(As Restated)

Transportation Systems Segment Sales	$125.8	$88.2	$69.5

Transportation Systems Segment Operating Income	$17.9	$14.0	$7.3

CTS sales increased 43% in the first quarter of 2012 to $125.8 million compared to $88.2 million in 2011, which represented a 27% increase over 2010 first quarter sales of $69.5 million. Sales were higher in 2012 from work on contracts in Australia, a contract in Canada, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the first quarter of 2011. Sales were higher in 2011 than in 2010 from work on contracts in Australia and our contracts in the U.K. In late 2010, we completed the transition of services to Cubic under a major contract modification awarded in fiscal 2009. These services were formerly performed by our joint venture partner in the TranSys arrangement. Partially offsetting these increases were lower sales from design and build projects in North America compared to the first quarter of 2010. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, did not have a material impact on sales when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011 or when comparing the first quarter of 2011 to 2010.

Operating income from CTS increased 28% in the first quarter of 2012 to $17.9 million, compared to $14.0 million in 2011 and $7.3 million in 2010. Higher sales from contracts in Canada and the U.K., in addition to improved margins from a service contract in North America contributed to the increase in 2012. Partially offsetting these increases was cost growth of $2.2 million related to contracts in the U.S. and Europe. In addition, profit margins were lower in 2012 than in 2011 because the growth in sales came largely from new contracts that are at an early stage of development, realizing lower margins than our other, more mature, contracts. In 2011, the profit improvement over 2010 came primarily from our contracts in the U.K. In 2010, we incurred higher costs on our London contract to transition services from our joint venture partner in the TranSys arrangement, as mentioned above. This transition was completed in late 2010, resulting in a higher profit margin from the contract in 2011 than in 2010. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, did not have a material impact on operating income when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011 or when comparing the first quarter of 2011 to 2010.

Defense Systems Segment (CDS)

	Three Months Ended December 31,
	2011	2010	2009
	(in millions)
	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$64.7	$81.3	$62.3
Communications	15.0	11.6	11.4
Other	3.6	1.6	1.0
	$83.3	$94.5	$74.7

Defense Systems Segment Operating Income
Training systems	$4.8	$10.4	$5.6
Communications	3.2	0.6	1.3
Other	(2.0)	(3.1)	(0.3)
	$6.0	$7.9	$6.6

Training Systems

Training systems sales decreased 20% in the first quarter of 2012 to $64.7 million compared to $81.3 million in the first quarter of 2011, after having increased 30% in 2011 from $62.3 million in the first quarter of 2010. In the first quarter of 2011, a delivery of air combat training systems to a U.S. government customer resulted in significant additional sales for the quarter. Ground combat training sales in the U.S. and the Far East were also lower for the first quarter of 2012 compared to 2011. Partially offsetting these decreases in the first quarter of 2012 were higher air combat training sales to a customer in the Far East and higher ground combat training sales on a contract with a customer in Europe. In the first quarter of both 2011 and 2012 we recorded revenues equal to costs on this ground combat training contract because we were working under a contractual arrangement without a firm contract price or scope of work. In addition to higher sales in the first quarter of 2011 compared to 2010 from air combat training systems, sales were higher from the delivery of engagement skills trainers. The average exchange rates between the prevailing currency in our foreign operations, and the U.S. dollar, did not have a material impact on sales when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011. In 2011, average exchange rates in our foreign operations and the U.S. dollar, resulted in an increase in sales of $1.3 million for the first quarter compared to the same periods in 2010.

Operating income was down 54% for the first quarter of 2012 to $4.8 million from $10.4 million in 2011. Operating income for the first quarter of 2011 was 86% higher than the $5.6 million operating income in the first quarter of 2010. Lower sales in 2012 of air combat training systems in the U.S. and ground combat training systems in the U.S. and Far East primarily caused the decrease from the first quarter of 2011, in addition to a lower profit margin from contracts in the Far East and Europe. The lower margin was partially caused by the ground combat training system contract where we recorded sales equal to costs, as described above. Higher sales in 2011 from these same contracts primarily accounted for the increase over 2010, in addition to higher sales of engagement skills trainers. The 2011 profit margin also benefited from a higher profit margin from the ground combat training contract in the Far East due to a favorable change in estimate. The average exchange rates between the prevailing currency in our foreign operations, and the U.S. dollar, did not have a material impact on operating income when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011. In 2011, average exchange rates in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $0.4 million for the first quarter of 2011 compared to the same period in 2010.

Communications

Communications sales increased 29% in the first quarter of 2012 to $15.0 million from $11.6 million in 2011 and $11.4 million in 2010. Operating income increased to $3.2 million in the first quarter of 2012 from $0.6 million in 2011, after decreasing in 2011 from $1.3 million in 2010. Sales and operating income were higher in 2012 than in 2011 from all three product lines, including a higher profit margin from data links. Sales and operating income in 2011 were higher for the quarter from data links but were lower from the higher-margin personnel locator systems and power amplifiers when compared to 2010.

Other

Included in “Other” are businesses that are developing cross domain and global asset tracking products. In the first three months we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter.

Mission Support Services Segment (MSS)

	Three Months Ended December 31,
	2011	2010	2009
	(in millions)
	(As Restated)	(As Restated)	(As Restated)

Mission Support Services Segment Sales	$107.5	$98.8	$101.8

Mission Support Services Segment Operating Income	$4.5	$5.1	$5.6

Sales from MSS increased 9% to $107.5 million in the first quarter of 2012, from $98.8 million in 2011, after decreasing 3% in 2011 from $101.8 million in the first quarter of 2010. The acquisition of Abraxas added $19.2 million to sales for the first quarter of 2012 compared to only $1.3 million in the first quarter of 2011, the quarter in which we acquired Abraxas. Sales growth in 2012 was also driven by increased activity in support of instruction and maintenance of flight simulators. Partially offsetting these sales improvements was a decrease in activity during the first quarter of 2012 at the Joint Readiness Training Center (JRTC) in Fort Polk, LA., from a contract at the U.S. Army’s Quartermaster Center and School, and from other training and education contracts. In the first quarter of 2011, activity at the JRTC in Fort Polk, LA. was higher than in 2010, however, due to expanded U.S. Department of Defense in-sourcing policies, we have lost a number of individual positions on some of our other contracts, resulting in lower overall sales.

MSS operating income decreased 12% to $4.5 million in the first quarter of 2012 from $5.1 million in 2011, and decreased 9% in 2011 compared to $5.6 million in 2010. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the first three months of 2012. Abraxas incurred an operating loss of $0.8 million for the first quarter of 2012, which included $2.6 million of amortization of intangible assets. Abraxas incurred an operating loss of $0.8 million in the first quarter of 2011, mainly from acquisition related costs, resulting in the decrease in 2011 from 2010. Operating income in the first quarter of 2010 included a provision of $0.3 million related to a dispute with a customer over contract terms, in addition to a $1.7 million provision for the same issue made in the fourth quarter of fiscal 2009.

Liquidity and Capital Resources

Operating activities used cash of $38.4 million for the first quarter of 2012. Operating activities provided cash of $15.0 million in the first quarter of 2011 and $11.4 million in the first quarter of 2010. Increases in accounts receivable and decreases in accounts payable, other current liabilities and customer advances resulted in the use of cash in 2012, with all three segments contributing to the use of cash. A significant portion of the cash used in 2012 was in the transportation segment for expenditures related to large contracts in Australia and Canada. For the first quarter of 2011, in addition to net income for the period, reductions in accounts receivable and increases in customer advances contributed to the positive cash flows. The positive operating cash flows for the first quarter of 2011 are net of a payment of $13.2 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys. The positive operating cash flows in 2011 came from CDS. In 2010, in addition to net income for the period, reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from both CTS and MSS in 2010, with the greater portion coming from CTS.

Investing activities for the three-month period included normal capital expenditures of $5.2 million, $1.4 million and $1.2 million in 2012, 2011 and 2010, respectively. The first quarter of 2011 included $124.0 million spent for the acquisition of Abraxas and one other small defense systems company for $0.4 million, In the first quarter of 2010 we purchased short-term investments of $16.0 million, and sold short-term investments in 2012 and 2011 of $7.0 million and $30.9 million, respectively.

Financing activities for the three-month period consisted of scheduled payments on our long-term debt of $4.1 million, $4.1 million and $4.2 million in 2012, 2011 and 2010, respectively.

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

As of December 31, 2011, $243.9 million of the $308.0 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $381.0 million and a current ratio of 2.4 to 1 at December 31, 2011, compared to $303.2 million and 2.2 to 1 at December 31, 2010 and $365.5 million and 2.8 to 1 at December 31, 2009. We expect that cash on hand, cash flows from operations and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Quarterly Results — Three and six-month periods ended March 31, 2012, 2011 and 2010

Consolidated Overview

Sales for the quarter ended March 31, 2012 decreased 2% to $339.6 million from $347.9 million in the quarter ended March 31, 2011. Sales in the second quarter of fiscal 2011 increased 28% over 2010 sales of $272.5 million. Sales from CTS increased in the second quarter of both 2012 and 2011, while MSS and CDS sales decreased in the second quarter of 2012, but increased in the second quarter of 2011 compared to 2010. Abraxas added sales of $17.0 million to MSS sales in the second quarter of 2012, compared to $14.2 million in the second quarter of 2011. Abraxas was acquired in the first quarter of fiscal 2011.

For the first six months of fiscal year 2012, sales increased to $656.4 million compared to $629.8 million in 2011, an increase of 4%. Sales for the first half of 2011 were 21% higher than sales of $519.1 million in the first half of 2010. Sales from CTS and MSS increased in the first half of both 2012 and 2011, while CDS sales decreased in the first half of 2012 after increasing in the first half of 2011. The acquisition of Abraxas added $36.2 million to MSS sales for the six-month period compared to $15.5 million last year. See the segment discussions following for further analysis of segment sales.

Operating income was $32.5 million in the second quarter of 2012 compared to $40.6 million in the second quarter of 2011, a decrease of 20%. Operating income for the second quarter of 2011 was 17% higher than operating income of $34.8 million in the second quarter of 2010. For the second quarter of 2012, operating income decreased in all three segments. In 2011, second quarter operating income was higher from CTS and CDS, but lower from MSS. Unallocated corporate and other expenses for the second quarter were $1.6 million in 2012 compared to $1.9 million in 2011 and $1.4 million in 2010.

Operating income for the first six months of 2012 decreased 9% to $60.3 million from $66.0 million in 2011. Operating income for the first half of 2011 was 25% higher than operating income of $52.8 million in the first half of 2010. Operating income decreased from CDS and MSS in the first half of 2012, while CTS operating income increased slightly from 2011. In 2011, operating income was higher in the first half from CTS and CDS, but lower from MSS. Unallocated corporate and other expenses for the first half of the fiscal year were $2.2 million for 2012 compared to $3.5 million for 2011 and $2.9 million for 2010. The 2011 unallocated corporate and other expenses include costs of $0.8 million for which we have filed an insurance claim. However, any potential recovery is treated as a contingent gain and not recorded until we are assured of receiving the insurance proceeds. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the second quarter of fiscal 2012 decreased to $23.4 million, or 88 cents per share, compared to $28.8 million, or $1.08 per share in 2011 and $26.9 million, or $1.01 per share in 2010. For the first six months of 2012, net income decreased to $44.1 million, or $1.65 per share, from $46.9 million, or $1.75 per share in 2011 and $38.8 million, or $1.45 per share in 2010. Net income decreased for the second quarter and first six months of 2012 due to a decrease in operating income, primarily from CDS. Net income increased for the second quarter and first half of 2011, compared to 2010, primarily because of higher operating income at CDS and CTS. Other income (expense) included a net foreign currency exchange gain of $1.5 million for the first six months of 2012 compared to a loss of $1.6 million in 2011 and a gain of $5.6 million in 2010, before applicable income taxes. The effective tax rate for the first half of 2012 increased from 2011, also resulting in lower net income in the first six months of 2012 compared to 2011. The effective tax rate in the first half of 2011 dropped from the rate in 2010, helping to increase net income for the first half of 2011. These changes in tax rates related primarily to changes in the availability of the U.S. R&D credit.

The gross margin percentage on product sales decreased to 29% in the first six months of fiscal 2012 compared to 32% in 2011 and 31% in 2010. The decrease in our gross margin percentage on product sales is primarily due to the growth in sales on new CTS design and build contracts that are in an early stage of development and are realizing lower margins than our other, more mature, CTS contracts and due to cost growth on two CTS design and build contracts, one in North America and one in Europe, totaling $2.8 million for the first half of 2012. Our gross margin percentage on service sales was 20% in the six-month periods ended March 31, 2012 and 2011 compared to 15% for the first six months of 2010. In 2010, CTS incurred higher costs on our contract in London, to transition services to Cubic from our joint venture partner in the TranSys arrangement.

SG&A expenses increased in the second quarter of 2012 to $43.0 million compared to $38.5 million in 2011 and $28.7 million in 2010. For the six-month period, SG&A increased to $78.3 million in 2012 compared to $76.7 million in 2011 and $58.3 million in 2010. The primary reason for the increase in 2012 was a $2.9 million provision made for a legal claim in the transportation segment during the second quarter. The increase in 2011 SG&A over 2010 was primarily because of higher selling costs in the CDS and MSS segments. In addition, SGA expenses in the first half of 2011 included $0.7 million of costs related to the Abraxas acquisition. As a percentage of sales, SG&A expenses were 12% for the first half of fiscal 2012 and 2011 compared to 10% in fiscal 2010. Company funded R&D expenditures, which relate to new transportation and defense technologies we are developing, increased to $8.1 million for the second quarter compared to $5.3 million in 2011 and $3.6 million in 2010. For the six-month period R&D expenditures were $13.0 million compared to $11.5 million in 2011 and $5.3 million in 2010. Amortization of purchased intangibles increased for the six-month period in 2012 to $7.7 million compared to $6.4 million in 2011 and $3.4 million in 2010, due to the acquisition of Abraxas in December 2010.

Our effective tax rate for the first half of fiscal 2012 was 29% compared to 27% in 2011 and 34% in 2010. The projected effective rate for fiscal 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development (R&D) credit on December 31, 2011. In addition, our projected effective income tax rate for the first half of 2011 benefitted from the retroactive reinstatement of the federal R&D credit, which reduced the tax provision by $1.4 million in that period. The tax rate in the first half of fiscal 2010 was also higher because a higher percentage of the income in fiscal 2010 was forecast to be from the U.S. where the tax rate is higher than in foreign jurisdictions

Transportation Systems Segment (CTS)

	Six Months Ended March 31,			Three Months Ended March 31,
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Transportation Systems Segment Sales	$257.5	$198.5	$168.2	$131.7	$110.3	$98.7

Transportation Systems Segment Operating Income	$41.3	$40.6	$29.6	$23.4	$26.6	$22.3

CTS sales increased 19% in the second quarter of 2012 to $131.7 million compared to $110.3 million in 2011, which represented a 12% increase over 2010 second quarter sales of $98.7 million. For the six-month period, sales increased 30% to $257.5 million from $198.5 million in 2011, which had increased 18% over 2010 first half sales of $168.2 million. Sales for the quarter and the six-month period ended March 31, 2012, were higher from work on contracts in Australia, a contract in Canada, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the second quarter and six-month period last year. In 2011, sales were higher from work on contracts in Australia and the U.K. In late 2010, we completed the transition of services to Cubic under a major contract modification awarded in fiscal 2009 for our contract in London. These services were formerly performed by our joint venture partner in the TranSys arrangement. Partially offsetting these increases were lower sales from design and build projects in North America compared to the second quarter and first six months of last year. The average exchange rates between the prevailing currency in our foreign operations, and the U.S. dollar, resulted in an increase in sales of $0.9 million for the second quarter of 2012 and $1.7 million for the six-month period, compared to the same periods in 2011. In 2011, average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in sales of $3.0 million for the second quarter of 2011 and $2.9 million for the six-month period, compared to 2010.

Operating income from CTS decreased 12% in the second quarter of 2012 to $23.4 million compared to $26.6 million in 2011, which represented a 19% increase over operating income of $22.3 million in 2010. In the second quarter of 2012 we recorded a $2.9 million provision related to a claim against us, for which we are seeking insurance reimbursement. Any potential insurance recovery is treated as a contingent gain until we are assured of receiving the insurance proceeds. In addition, operating income for the second quarter of 2012 was impacted by higher R&D spending in 2012 than in 2011 and cost growth on contracts in the U.S. and Europe that reduced operating income by $0.6 million for the quarter. Higher sales and operating income from contracts in Canada and the U.K., in addition to improved margins from a service contract in North America in 2012 partially offset these decreases for the quarter compared to 2011. In the second quarter of 2011, the profit improvement over 2010 came primarily from our contract in London. In 2010 we incurred higher costs on the contract to transition services from our joint venture partner in the TranSys arrangement, as mentioned above. This transition was completed in late 2010, resulting in a higher profit margin from the contract in 2011 than in 2010. In the second quarter of 2011, operating income also increased on higher sales volume and reduced proposal related costs compared to what we had incurred in 2010 in pursuing a contact in Sydney, Australia. In addition, in the second quarter of 2010 we received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income. Also in the second quarter of 2010, we completed the installation of a gating system in Southern California, which added to operating income. The average exchange rates between the prevailing currency in our foreign operations, and the U.S. dollar, had little impact on operating income for the second quarter of 2012 compared to 2011, and for the second quarter of 2011 compared to 2010.

CTS operating income increased 2% for the first half of 2012 to $41.3 million compared to $40.6 million in 2011 and increased 37% for the first half of 2011 from $29.6 million in 2010. The improvement in 2012 came from higher profit margins on a service contract in North America and from increased operating income on higher sales from a contract in Canada. Partially offsetting these improvements was the $2.9 million claim provision mentioned above and cost growth on contracts in the U.S. and Europe that reduced operating income by $2.8 million for the six-month period. We also increased R&D spending in 2012 over 2011. For the first half of 2011, profit improvement over 2010 came primarily from our U.K. contracts, for the reason described above. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, had little impact on operating income for the first half of 2012 compared to 2011, and for the first half of 2011 compared to 2010.

Defense Systems Segment (CDS)

	Six Months Ended March 31,			Three Months Ended March 31,
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$135.0	$172.9	$114.9	$70.3	$91.6	$52.6
Communications	23.3	22.0	24.0	8.3	10.4	12.6
Other	5.7	3.7	(0.3)	2.1	2.1	(1.3)
	$164.0	$198.6	$138.6	$80.7	$104.1	$63.9

Defense Systems Segment Operating Income
Training systems	$13.2	$24.2	$11.6	$8.4	$13.8	$6.0
Communications	3.5	1.9	2.8	0.3	1.3	1.5
Other	(4.6)	(7.4)	(1.0)	(2.6)	(4.3)	(0.7)
	$12.1	$18.7	$13.4	$6.1	$10.8	$6.8

Training Systems

Training systems sales decreased 23% in the second quarter of 2012 to $70.3 million compared to $91.6 million in 2011, which had increased 74% over 2010 sales of $52.6 million.  For the six-month period, sales decreased 22% to $135.0 million in 2012 compared to $172.9 million in 2011, which was 50% higher than 2010 sales of $114.9 million for the first half of the year. A delivery of air combat training systems to a U.S. government customer in 2011 resulted in significantly higher sales for the quarter and six-month period, compared to both 2012 and 2010. Ground combat training sales in the U.S. and the Far East were also lower in 2012 for the quarter and the six-month periods. In addition, we continued to record revenues equal to costs on a ground combat training system in Europe in 2012 because we were working under a contract without a firm contract price or scope of work. Partially offsetting these decreases in the quarter and six-month periods of 2012 were higher sales from new ground combat training systems contracts. In addition to the air combat training systems sales mentioned above, 2011 sales were also higher in the second quarter and first six months, from a ground combat training system we are building for a customer in the Far East, from small arms training systems, and from MILES (Multiple Integrated Laser Engagement Simulation) equipment. These increases for the six-month period in 2011 were partially offset by lower sales from a ground combat training system in the Middle East. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in sales of $1.0 million for the second quarter of 2012 and $1.1 million for the six-month period, compared to the same periods in 2011. In 2011, average exchange rates between the prevailing currency in our foreign operations, and the U.S. dollar, resulted in an increase in sales of $0.7 million for the second quarter of 2012 and $2.1 million for the six-month period, compared to 2010.

Operating income was down 39% for the second quarter to $8.4 million in 2012 from $13.8 million in 2011, which was 130% higher than second quarter of 2010 operating income of $6.0 million.  For the six-month period, operating income decreased 45% to $13.2 million from $24.2 million in 2011, after increasing 109% in the first half of 2011 from $11.6 million in 2010. Lower sales in 2012 of higher margin air and ground combat training systems to customers in the Far East, and lower sales of ground combat training systems in the U.S. were the primary cause of the decreased profitability in the second quarter and first half of 2012. Operating income in 2012 was also impacted by the ground combat training system contract in Europe where we recorded sales equal to costs, as described above. The large shipment of air combat training systems in 2011 did not have a significant impact on comparability of operating income between the periods as the profit margin on these sales was low. In 2011, higher small arms training and MILES sales contributed to the increase in operating income over 2010, in addition to higher sales and improved margins from a ground combat training contract in the Far East. In the second quarter of 2010 we collected $1.5 million of a receivable we had reserved for in 2009, adding to operating income for the quarter and first six months of 2010. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $0.3 million for the second quarter and the six-month period, compared to the same periods in 2011. In 2011, average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in operating income of $0.3 million for the second quarter of 2012 and $0.7 million for the six-month period, compared to 2010.

Communications

Communications sales decreased 20% in the second quarter of 2012 to $8.3 million compared to $10.4 million in 2011, after decreasing 17% in the second quarter of 2011 from $12.6 million in 2010. For the six-month period sales increased 6% in 2012 to $23.3 million from $22.0 million in 2011, which was 8% lower than 2010 sales of $24.0 million. Higher sales of power amplifiers for the six-month period in 2012 was partially offset by lower sales of personnel locater systems. In 2011, sales of personnel locater systems increased in the second quarter, but this was more than offset by lower sales of data links and power amplifiers for the quarter and six-month period, when compared to 2010.

Operating income decreased 77% in the second quarter of 2012, to $0.3 million from $1.3 million in 2011, which had decreased 13% from $1.5 million in 2010. For the first half of 2012, operating income increased 84% to $3.5 million from $1.9 million in 2011, which had decreased 32% from 2010 operating income of $2.8 million. Lower profit margins on lower data links and personnel locater system sales contributed to the decrease for the second quarter of 2012, while higher margins on data links sales and higher power amplifier sales contributed to the increase in operating income for the first half of 2012. In 2011, lower sales of power amplifiers was the primary cause of lower operating income for the second quarter and first half of the year.

Other

The “Other” category of the defense systems segment includes businesses that are developing cross domain and global asset tracking products. In the first six months of 2012 we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and six-month period. However, increased gross margins on increased sales of these products reduced the operating losses for the second quarter and six-month period, compared to last year.

Mission Support Services Segment (MSS)

	Six Months Ended March 31,			Three Months Ended March 31,
	2012	2011	2010	2012	2011	2010
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Mission Support Services Segment Sales	$234.4	$231.9	$211.2	$126.9	$133.1	$109.4

Mission Support Services Segment Operating Income	$9.1	$10.2	$12.7	$4.6	$5.1	$7.1

Sales from MSS decreased 5% to $126.9 million in the second quarter of 2012, from $133.1 million in 2011, which increased 22% over 2010 sales of $109.4 million. Sales increased 1% for the six-month period to $234.4 million in 2012 from $231.9 million in 2011, after increasing 10% from sales of $211.2 million in 2010. Sales growth for the six-month period of 2012 was driven by the acquisition of Abraxas in December 2010, which added $36.2 million to sales in 2012 compared to $15.5 million in 2011. Abraxas sales for the second quarter of 2012 were $2.8 million higher than in the second quarter of 2011.  Sales decreased for the 2012 second quarter and six-month period from training and education contracts due to the migration of certain contracts to small businesses where we are now in a subcontractor role. In addition, earlier in 2012 we lost a contract in a competitive bid situation, for support of simulation trainers that we had performed for several years. In 2011, the acquisition of Abraxas added $14.2 million to sales in the second quarter and $15.5 million for the six month period. Sales growth in 2011 was also driven by increased activity in support of homeland security, under our Seaport-e contract, and in support of the U.S. Army in Afghanistan. Partially offsetting these sales improvements were lower sales from training and education contracts due to delays in contract awards, and services insourcing by the U.S. government.

MSS operating income decreased 10% to $4.6 million in the second quarter of 2012 from $5.1 million in 2011, and decreased 28% in 2011 from $7.1 million in 2010. Operating income decreased 11% for the six-month period to $9.1 million in 2012 compared to $10.2 million in 2011, which was 20% lower than operating income of $12.7 million in the first half of 2010. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the quarter and six-month period in both 2012 and 2011.  In addition, the current competitive environment in the government services industry is driving profit margins somewhat lower than in recent years, especially on contracts where we must compete for task orders on a regular basis. Abraxas incurred an operating loss of $0.6 million for the second quarter this year compared to an operating loss of $0.7 million in 2011. Abraxas’ operating loss for the six-month period ended March 31, 2012 decreased to $1.4 million from $1.5 million in the first half of 2011.

Abraxas operating results included $2.3 million of amortization of intangible assets for the second quarter of 2012 compared to $2.6 million in 2011. Abraxas recorded $4.9 million of amortization for the six-month period ended March 31, 2012 while amortization and acquisition-related costs were $2.9 million and $0.7 million, respectively, in the comparable period of 2011.

Liquidity and Capital Resources

Operating activities used cash of $39.9 million for the first six months of 2012, and provided cash of $42.6 million and $46.2 million in the first half of 2011 and 2010, respectively. Increases in accounts receivable and inventories and decreases in other current liabilities and customer advances contributed to the use of cash in 2012. Use of cash by CTS and CDA was partially offset by positive cash flows from MSS. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia and Canada where we must meet certain milestones before being paid by the customer. For 2011, in addition to net income, increases in customer advances contributed to the positive operating cash flows. Operating cash flows for the six-month period ended March 31, 2011 are net of a payment of $13.5 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned, consolidated VIE. The positive operating cash flows came from all three segments. For 2010, in addition to net income, reductions in accounts receivable contributed to the positive cash flows. Positive operating cash flows came from all three segments, with the greater portion coming from CTS.

Investing activities for the six-month period included normal capital expenditures of $10.2 million, $3.6 million and $2.7 million in 2012, 2011 and 2010, respectively. The first half of 2011 included $126.0 million spent for the acquisition of Abraxas and one other small defense systems company for $0.8 million. In the first half of 2010 we purchased net short-term investments of $60.8 million, and sold short-term investments in 2012 and 2011 of $17.9 million and $41.8 million, respectively.

Financing activities for the six-month period included scheduled payments on our long-term debt of $4.3 million in 2012, 2011 and 2010. Financing activities also included dividends paid to our shareholders of $3.2 million in 2012 and the transfer of cash into a restricted account totaling $68.6 million, as described below.

On January 12, 2012, we entered into an additional secured letter of credit facility agreement with a bank which supports our issuance of letters of credit, that guarantee our obligations to perform under contracts in all of our operating segments. At March 31, 2012, there were letters of credit outstanding under this agreement of $62.2 million. In support of the facility, we placed $68.6 million of our cash held in the U.K. on deposit as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. In return, the bank will reduce associated letter of credit fees, accommodate extended expiration dates for the underlying letters of credit and pay an interest rate approximating the three month LIBOR on the deposit. This interest rate provides an improvement over the rate earned on our previous investment choices. The maximum amount of letters of credit currently allowed by the facility is $66.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility, pending the payment of certain breakage fees, and move the associated letters of credit to another credit facility.

As of March 31, 2012, $175.6 million of the $238.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Also, all of our restricted cash of $68.7 was held by our subsidiary in the U.K. If any of the funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $414.0 million and a current ratio of 2.5 to 1 at March 31, 2012, compared to $331.0 million and 2.2 to 1 at March 31, 2011 and $377.1 million and 2.4 to 1 at March 31, 2010. We expect that cash on hand, cash flows from operations and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Quarterly Results — Three and nine-month periods ended June 30, 2011 and 2010

Consolidated Overview

Sales for the quarter ended June 30, 2011 were $322.8 million compared to $325.1 million in 2010, a decrease of 1%, with earnings per share (EPS) of 82 cents compared to 63 cents last year. For the first nine months of the 2011 fiscal year, sales increased 13% and EPS increased to $2.58 from 2010 EPS of $2.08.

In the third quarter of 2010, we had a significant boost to sales and operating income in the CDS segment from a significant delivery of virtual small arms training systems to a U.S. government customer. However, in 2011, the deliveries of these systems occurred throughout the year, resulting in sales and operating income more evenly spread across the quarters. The third quarter of 2010 also included a large equipment sale in the CTS segment, adding to sales and operating income for the quarter. This was a unique event, as product sales from CTS usually come from the development of systems over a period of time, resulting in the revenue spread over the period of performance.

For the first nine months of the fiscal year, sales increased to $952.6 million compared to $844.2 million in 2010, an increase of 13%.  The sales increase in 2011 was evenly spread across all three segments when compared to the first nine months of 2010. The acquisition of Abraxas added $30.5 million to MSS sales for the nine-month period. See the segment discussions following for further analysis of segment sales.

Operating income was $27.8 million in the third quarter of 2011 compared to $22.3 million in the third quarter of 2010, an increase of 25%. MSS operating income increased 7% while CTS operating income increased 71% compared to the third quarter of 2010, and CDS operating income was 33% lower. Corporate and other costs for the quarter were $1.3 million in 2011 compared to $1.2 million in 2010. These costs include investment in the development and marketing of new security related technologies of $0.2 million in the third quarter of fiscal 2011 and $0.3 million in 2010.

Operating income for the nine-month period increased 25% to $93.8 million in 2011 from $75.1 million in 2010. CDS operating income increased 17% and CTS increased 46%, while MSS decreased 10% from 2010. Corporate and other costs were $4.8 million in 2011 compared to $4.1 million in 2010. The nine-month period in 2011 also included $1.4 million in costs for pilot programs for transportation systems. In addition, included in the results of operations for the nine-month period were expenses we incurred related to the Abraxas acquisition of $0.7 million. However, offsetting these expenses was a decrease of $0.7 million in our estimated liability for contingent consideration related to an acquisition we made in 2010. See the segment discussions following for further analysis of segment operating income.

Net income attributable to Cubic for the third quarter of fiscal 2011 was $22.1 million, or 82 cents per share, compared to $16.7 million, or 63 cents per share in 2010. The increase for the quarter was due to the increase in operating income on slightly lower sales. For the first nine months of 2011, net income attributable to Cubic increased to $69.0 million, or $2.58 per share, from 2010 results of $55.5 million, or $2.08 per share. Net income increased for the first nine months primarily due to the increase in operating income. Other income (expense) included a net foreign currency exchange loss of $0.8 million for the first nine months of 2011 compared to a gain of $5.9 million in 2010, before applicable income taxes. In addition, net income benefited from the retroactive reinstatement of the U.S. R&D credit in the first quarter of this year, which reduced the income tax provision by $1.5 million. In the third quarter of this year we recorded a tax benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expiration.

SG&A expenses increased in the third quarter of 2011 to $38.0 million compared to $33.7 million in 2010. For the nine-month period, SG&A increased to $114.6 million compared to $92.0 million last year. As a percentage of sales, SG&A expenses were 12% for the third quarter of 2011 compared to 10% in 2010, and 12% for the nine-month period compared to 11% in 2010. The increase was due primarily to higher selling costs, as well as growth from acquisitions and expansion of our business in Australia. In addition, in the first nine-months of 2010 we collected $1.9 million of a receivable we had reserved for in 2009, which decreased SG&A expenses in 2010. Company funded R&D expenditures increased to $6.3 million for the third quarter of 2011 compared to $5.0 million in 2010, and $17.8 million for the nine-month period of 2011 compared to $10.3 million in 2010, which mainly related to new defense technologies we are developing.

Our effective tax rate for the first nine months of fiscal 2011 is 26% compared to 32% in 2010. The effective rate for 2011 is lower than the rate for the first nine-months of 2010 primarily because of an increase in the percentage of our income that is earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. Federal statutory rate. Also, in the quarter ended December 31, 2010, the U.S. Congress reinstated the R&D credit, which had expired in December 2009. As mentioned above, because the reinstatement was retroactive, the first quarter provision in 2011 also benefitted by an additional $1.5 million. Also, in the third quarter of 2011 we recorded a tax benefit of $1.3 million due to the reversal of uncertain tax positions relating to statute expiration.

Transportation Systems Segment (CTS)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Transportation Systems Segment Sales	$309.6	$275.1	$111.1	$106.9

Transportation Systems Segment Operating Income	$57.7	$39.6	$17.1	$10.0

CTS sales in the third quarter of 2011 were $111.1 million compared to $106.9 million in 2010, an increase of 4%. Operating income increased 71% in the third quarter of 2011 to $17.1 million from $10.0 million in 2010. Sales in 2011 were higher from work on contracts in Australia and the U.K., while operating income was higher from our U.K. contracts. The profit improvement in 2011 came primarily from our contract in London. In 2010, we incurred higher costs on the contract to transition services from our joint venture partner in the TranSys arrangement. This transition was completed in late 2010, resulting in a higher profit margin from the contract in 2011 than in 2010. In the third quarter of 2010, we completed a large gating system installation for a customer in Southern California resulting in higher sales and operating income in the third quarter of 2010 from that contract than in 2011. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in sales and operating income of $8.1 million and $1.3 million, respectively, for the third quarter as compared to 2010.

CTS sales increased 13% for the nine-month period in 2011 to $309.6 million from $275.1 million in 2010, and operating income increased to $57.7 million compared to $39.6 million in the same period of 2010, a 46% increase. The nine-month sales and operating income in 2011were higher from work on contracts in Australia and the U.K., as described above. In addition, we reduced proposal related costs in 2011 compared to what we had incurred during 2010 in pursuing a contract in Sydney, Australia. Partially offsetting these increases were lower sales and operating income from the gating system customer in Southern California mentioned above. In addition, in 2010, we had received a contract modification that resolved a contingency on a contract in Europe, resulting in a reversal of a $1.6 million reserve that added to operating income. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in sales and operating income of $11.0 million and $1.3 million, respectively, for the nine-month period compared to 2010.

Defense Systems Segment (CDS)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$248.7	$202.5	$75.8	$87.6
Communications	28.7	41.9	6.7	17.9
Other	6.8	0.8	3.1	1.1
	$284.2	$245.2	$85.6	$106.6

Defense Systems Segment Operating Income
Training systems	$31.4	$18.4	$7.2	$6.8
Communications	3.9	2.2	2.0	(0.6)
Other	(12.6)	(1.2)	(5.2)	(0.2)
	$22.7	$19.4	$4.0	$6.0

Training Systems

Training systems sales decreased 13% in the third quarter of 2011 to $75.8 million compared to $87.6 million in the third quarter of 2010. Operating income was up 6% for the quarter from $6.8 million in 2010 to $7.2 million in 2011. In 2011, sales and operating income increased from air and ground combat training systems sold to customers in the U.S., the U.K. and the Middle East. In the third quarter of 2010, a delivery of virtual small arms training systems to a U.S. government customer resulted in significant sales and operating income for the quarter. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales and operating income of $1.9 million and $0.6 million, respectively, for the third quarter compared to 2010.

Training systems sales were up 23% for the first nine months of fiscal year 2011 from $202.5 million to $248.7 million, and operating income increased 71% from $18.4 million to $31.4 million for the nine-month period. Higher sales and operating income from air combat training, ground combat training and MILES (Multiple Integrated Laser Engagement Simulation) equipment contributed to the increase. In addition, we had higher sales and an improved profit margin from the ground combat training system we are building for a customer in the Far East. Partially offsetting this was the collection in 2010 of $1.9 million of a receivable we had reserved for in 2009, which added to operating income for the first nine months of 2010. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, resulted in an increase in sales and operating income of $4.0 million and $1.3 million, respectively, for the nine-month period compared to 2010.

Communications

Communications sales decreased 63% in the third quarter of 2011 to $6.7 million from $17.9 million in 2010, and 32% from $41.9 million in 2010 to $28.7 million for the first nine months of 2011. Sales were higher for the third quarter and nine-month period from personnel locater systems, but were lower from data links and power amplifiers.

Communications operating income for the third quarter of 2011was $2.0 million, compared to a loss of $0.6 million in the third quarter of 2010. Communications operating income for the nine-month period increased 77%, from $2.2 million in 2010 to $3.9 million in 2011. Higher personnel locater systems sales and improved margins on data links contributed to the increase for the quarter and nine-month period. This increase was partially offset by a decrease in operating income on lower power amplifier sales. In addition, in the third quarter and nine-month periods of 2010 we had realized lower operating income as a result of development costs for a new mini-common data link (mini-CDL) product of $1.3 million and $3.6 million, respectively, compared to profitable sales of mini-CDL products for the quarter and nine-month period in 2011.

Other

The “Other” category of the defense systems segment includes businesses that are developing cross domain and global asset tracking products. In the first nine months of 2011 we continued to invest in the development and marketing of these products, resulting in an operating loss for the quarter and nine-month period, as reflected in the other caption in the table above. Also included in other for the quarter and nine-month period of 2011 was development expenses for combat identification technologies. Partially offsetting these expenses was an adjustment of $0.7 million recorded in the first nine months this year that reduced our estimated liability for contingent consideration related to one of the acquisitions in 2010.

Mission Support Services Segment (MSS)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mission Support Services Segment Sales	$357.8	$322.5	$125.9	$111.3

Mission Support Services Segment Operating Income	$18.2	$20.2	$8.0	$7.5

Sales from MSS increased 13% to $125.9 million in the third quarter of 2011, from $111.3 million in 2010 and for first nine months increased 11% to $357.8 million from $322.5 million. The acquisition of Abraxas added $15.0 million to sales for the third quarter of 2011 and $30.5 million for the first nine months. Sales growth was also driven by increased activity in support of homeland security, under our Seaport-e contract, and in support of instruction and maintenance of flight simulators. Partially offsetting these sales improvements were lower sales from training and education contracts due to delays in contract awards, and services insourcing primarily by the U.S. Army.

MSS operating income increased 7% to $8.0 million in the third quarter of 2011 from $7.5 million in 2010 as a result of a settlement of $1.4 million received in the quarter related to a dispute over contract terms that arose in late 2009.  Abraxas incurred an operating loss of $0.3 million for the third quarter of 2011, which included $2.6 million of amortization of intangible assets. MSS operating income for the first nine months of 2011 decreased 10% to $18.2 million in 2011 from $20.2 million in 2010. Abraxas incurred an operating loss of $1.8 million for the nine-month period, which included amortization of intangible assets of $5.5 million for the first nine months of 2011, as well as, acquisition costs of $0.7 million that were incurred in the first quarter of 2011.  Lower revenue from certain higher margin training and education contracts also contributed to the decrease in operating income for the first nine months of 2011.

Liquidity and Capital Resources

Operating activities provided cash of $94.7 million for the first nine months of 2011 and $58.4 million in 2010. In addition to net income, reductions in accounts receivable and increases in customer advances contributed to the positive operating cash flows in 2011. Operating cash flows in 2011 are net of a payment of $13.2 million in income taxes related to the wind-up of the PRESTIGE contract within TranSys, our 50% owned, consolidated VIE. The positive operating cash flows in 2011 came from all three segments. For 2010, in addition to net income, reductions in accounts receivable, advance payments by customers and reductions in inventory contributed to the positive cash flows. Partially offsetting the positive operating cash flows in 2010 was a payment of $27.0 million in VAT during the third quarter, related to the wind-up of the PRESTIGE contract within TranSys. We consolidated TranSys with our results for the first time in the second quarter of 2010, adding cash of $38.3 million to investing activities, a portion of which was used to make this VAT payment that was included in operating activities. Positive operating cash flows in 2010 came from the MSS and CTS segments, with the greater portion coming from CTS.

Investing activities for the nine-month period of 2011 included the acquisition of Abraxas for $126.0 million and one other small defense systems company for $0.8 million, capital expenditures of $5.6 million and proceeds from sales or maturities of marketable securities of $58.0 million. Financing activities for the nine-month period consisted of scheduled payments on our long-term debt of $4.4 million and dividends paid to our shareholders of $5.1 million. Investing activities for the nine-month period in 2010 included capital expenditures of $4.6 million, two acquisitions of small defense related business for $6.3 million, net of cash acquired, and net purchases of short-term investments of $71.2 million. As mentioned above, the consolidation of TranSys added $38.3 million to cash from investing activities. Financing activities for the nine-month period of 2010 consisted primarily of scheduled payments on our long-term debt of $4.4 million and dividends paid to our shareholders of $2.4 million.

Our financial condition remains strong with working capital of $359.5 million and a current ratio of 2.3 to 1 at June 30, 2011 and $369.2 million and 2.4 to 1 at June 30, 2010. We expect that cash on hand, cash flows from operations and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Backlog

September 30,	2012	2011	2010	2009
	(in millions)
		(As Restated)	(As Restated)	(As Restated)
Total backlog
Transportation Systems	$1,663.7	$1,321.4	$1,077.2	$733.7
Mission Support Services	737.0	931.5	850.3	857.1
Defense Systems:
Training systems	362.0	481.5	459.5	480.4
Communications	42.1	36.0	46.6	69.0
Other	26.5	9.7	7.8	2.3
Total Defense Systems	430.6	527.2	513.9	551.7
Other Operations	0.3	1.3	—	—
Total	$2,831.6	$2,781.4	$2,441.4	$2,142.5

Funded backlog
Transportation Systems	$1,663.7	$1,321.4	$1,077.2	$733.7
Mission Support Services	248.1	258.1	236.3	208.3
Defense Systems:
Training systems	362.0	481.5	459.5	480.4
Communications	42.1	36.0	46.6	69.0
Other	26.5	9.7	7.8	2.3
Total Defense Systems	430.6	527.2	513.9	551.7
Other Operations	0.3	1.3	—	—
Total	$2,342.7	$2,108.0	$1,827.4	$1,493.7

As reflected in the table above, total backlog increased $50.2 million and funded backlog increased $234.7 million from September 30, 2011 to September 30, 2012.  The majority of the CTS backlog increase was related to a new contract in Chicago which added $454 million. Backlog for CDA and MSS decreased from September 30, 2011 to September 30, 2012 due to the sales recognized by these segments in excess of new contracts.  Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2012, increased backlog by approximately $49.1 million compared to September 30, 2011.

Total backlog increased $340.0 million and funded backlog increased $280.6 million from September 30, 2010 to September 30, 2011.  The majority of the CTS backlog increase was from a new contract awarded in Vancouver, which added $220 million in 2011. The acquisition of Abraxas added $106.8 million to our total MSS backlog in 2011. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar, as of the end of fiscal 2011, decreased backlog by approximately $0.9 million compared to September 30, 2010.

The difference between total backlog and funded backlog represents options under multi-year service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in, or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

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

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are considered contract costs; however, general and administrative costs are not considered contract costs for any other customers. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Based upon our history, we believe we have the ability to make reasonable estimates for these items. We have accounting policies and controls in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts, and we continue to monitor and improve such policies, controls, and arrangements. For other information on such policies, controls and arrangements, see our discussion in Item 9A of this Form 10-K.

Products and services provided under long-term, fixed-price contracts represented approximately 72% of our net sales for 2012. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2012 net earnings would have increased or decreased by approximately $6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

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

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $17.5 million in 2012, $17.0 million in 2011, $8.8 million in 2010, and $3.6 million in 2009. These adjustments increased net income by approximately $12.0 million ($0.45 per share) in 2012, $11.5 million ($0.43 per share) in 2011, $5.8 million ($0.22 per share) in 2010, and $2.7 million ($0.10 per share) in 2009.

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

More than half of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising activities are unallowable and, therefore, not recoverable through sales.

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

Income Taxes

Significant judgment is required in determining our income tax provisions and in evaluating our tax return positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe it is more-likely-than-not a tax position taken or expected to be taken in a tax return, if examined, would be challenged and that we may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the outcomes of tax audits.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements and are referred to as timing differences. In addition, some expenses are not deductible on our tax return and are referred to as permanent differences. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the benefit in our Consolidated Statement of Income. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent deductions we have taken on our tax return but have not yet recognized as expense in our financial statements or income we have recorded in our financial statements that is deferred to a future period.

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future and therefore no amounts of undistributed earnings are available for distribution. These undistributed earnings totaled approximately $272 million at September 30, 2012. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2012 amortization expense would have increased by approximately $1.9 million.

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

Goodwill balances by reporting unit are as follows:

September 30,	2012	2011	2010	2009
	(in millions)
Mission Support Services	$118.4	$118.4	$36.7	$36.7
Defense Systems	21.0	20.7	20.1	15.3
Transportation Systems	7.5	7.3	7.3	7.4
Total goodwill	$146.9	$146.4	$64.1	$59.4

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

For fiscal year 2012, the discounted cash flows for each reporting unit were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the three-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for our Defense Systems and Mission Support Services reporting units, and three years for our Transportation Systems reporting unit. The future cash flows were discounted to present value using a discount rate of 11.0% for our Defense Systems reporting unit, 11% for our Mission Support Services reporting unit and 8.0% for our Transportation Systems reporting unit.

The estimated fair value of each of our reporting units was in excess of its carrying value and, accordingly, there was no indication that goodwill was impaired as of July 1, 2012. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, the fair value of our reporting units would remain in excess of their respective carrying values even if there were a 10% decrease in their fair value at July 1, 2012.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2012 net earnings would have increased or decreased by approximately $0.4 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2012 would increase or decrease net earnings for 2013 by approximately $0.2 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2012, by approximately $8.6 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., Australia and New Zealand which are also tied to short term rates (the U.S. prime rate, the Australia bank bill swap bid rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies that are due in annual installments. These notes have fixed coupon interest rates. See Note 10 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of interest rates in the U.S., the U.K., Australia and New Zealand. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., Australia and New Zealand. The expense related to these cost streams is usually not hedged since it is either revolving, payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we may in the future use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.

We intend to obtain financing in the future in order to finance a transportation contract with a customer for which we will incur significant costs prior to receiving payments under the contract. In order to mitigate the risk of changes in interest rates prior to obtaining this financing, we have entered into a forward starting swap to reduce interest rate variability exposure for the projected interest rate cash flows. See Note 10 to the Consolidated Financial Statements for more information.

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies.  We have a policy to hedge those commitments greater than $50,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, Euro, Swedish krona, New Zealand dollar and Australian dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.  See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.  We also use balance sheet hedges to mitigate foreign exchange risk.  This strategy involves incurring British pound denominated debt (See Interest Rate Risk above) and having the option of paying off the debt using U.S. dollar or British pound funds. We believe that our hedging activities limit our exposure to foreign currency exchange rate risk at this point in time.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand and Canada are not hedged because we consider them to be invested indefinitely.  In addition, we generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$212,267	$329,148	$295,434	$244,074
Restricted cash	68,749	—	—	—
Short-term investments	—	25,829	84,081	8,127
Accounts receivable:
Trade and other receivables	17,543	20,259	11,594	12,833
Long-term contracts	333,617	207,426	201,898	222,709
Allowance for doubtful accounts	(463)	(395)	(663)	(4,558)
	350,697	227,290	212,829	230,984

Recoverable income taxes	7,083	24,917	6,810	249
Inventories	52,366	38,359	40,653	57,605
Deferred income taxes	7,587	9,483	14,290	20,191
Prepaid expenses and other current assets	13,977	21,080	26,127	29,957
Total current assets	712,726	676,106	680,224	591,187

Long-term contract receivables	22,070	23,700	28,080	13,400
Long-term capitalized contract costs	26,875	—	—	—
Property, plant and equipment - net	55,327	48,467	47,469	48,895
Deferred income taxes	16,364	12,824	19,288	14,504
Goodwill	146,933	146,355	64,142	59,433
Purchased intangibles - net	39,374	54,139	26,295	28,618
Miscellaneous other assets	6,648	4,933	6,021	7,536

Total assets	$1,026,317	$966,524	$871,519	$763,573

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$47,917	$43,984	$39,085	$32,542
Customer advances	100,764	134,316	98,515	83,978
Accrued compensation	52,680	49,513	48,994	49,134
Other current liabilities	55,988	57,006	61,091	59,644
Income taxes payable	20,733	18,716	27,219	12,099
Current maturities of long-term debt	4,561	4,541	4,545	4,554
Total current liabilities	282,643	308,076	279,449	241,951

Long-term debt	6,942	11,377	15,949	20,570
Accrued pension liability	46,382	41,166	39,855	33,762
Deferred compensation	8,619	7,884	8,508	7,902
Income taxes payable	4,862	12,129	9,961	11,001
Other non-current liabilities	6,527	6,582	4,748	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—	—	—
Common stock, no par value:
Authorized—50,000 shares
2012, 2011 and 2010—Issued 35,682 shares, outstanding—26,736 shares
2009—Issued 35,677 shares, outstanding—26,732 shares	12,574	12,574	12,574	12,530
Retained earnings	715,043	629,560	553,452	486,170
Accumulated other comprehensive loss	(21,148)	(26,493)	(16,340)	(14,242)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)	(36,074)	(36,071)
Shareholders’ equity attributable to Cubic	670,391	579,563	513,612	448,387
Noncontrolling interest in variable interest entity	(49)	(253)	(563)	—
Total shareholders’ equity	670,342	579,310	513,049	448,387

Total liabilities and shareholders’ equity	$1,026,317	$966,524	$871,519	$763,573

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Net sales:
Products	$663,287	$600,933	$607,756	$508,167
Services	718,208	694,648	590,436	517,757
	1,381,495	1,295,581	1,198,192	1,025,924
Costs and expenses:
Products	451,573	418,279	430,417	378,052
Services	594,662	564,062	511,014	418,292
Selling, general and administrative expenses	163,688	159,791	124,306	119,108
Research and development	28,722	25,260	18,976	8,173
Amortization of purchased intangibles	14,828	14,681	6,846	6,432
	1,253,473	1,182,073	1,091,559	930,057

Operating income	128,022	113,508	106,633	95,867

Other income (expense):
Interest and dividend income	2,994	2,568	1,590	1,664
Interest expense	(1,550)	(1,461)	(1,755)	(2,031)
Other income - net	821	1,662	3,637	661

Income before income taxes	130,287	116,277	110,105	96,161

Income taxes	38,183	32,373	38,011	33,016

Net income	92,104	83,904	72,094	63,145

Less noncontrolling interest in income of VIE	204	310	—	—

Net income attributable to Cubic	$91,900	$83,594	$72,094	$63,145

Basic and diluted net income per common share	$3.44	$3.13	$2.70	$2.36

Average number of common shares outstanding	26,736	26,736	26,735	26,731

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Operating Activities:
Net income	$92,104	$83,904	$72,094	$63,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,857	22,341	14,469	15,586
Deferred income taxes	(1,486)	2,512	1,130	5,320
Provision for doubtful accounts	—	—	(3,889)	3,038
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(118,164)	3,566	25,225	41,077
Inventories	(13,636)	2,442	17,304	(7,734)
Prepaid expenses and other current assets	7,574	5,122	4,167	5,751
Long-term capitalized contract costs	(26,875)	—	—	—
Accounts payable and other current liabilities	8,525	(1,547)	(24,141)	15,083
Customer advances	(37,999)	37,143	18,462	34,619
Income taxes	11,929	(23,713)	(13,628)	(675)
Other items - net	494	(2,676)	3,799	1,614
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(54,677)	129,094	114,992	176,824

Investing Activities:
Acquisition of businesses, net of cash acquired	—	(126,825)	(8,250)	(19,965)
Consolidation of variable interest entity	—	—	38,264	—
Proceeds from sales or maturities of short-term investments	25,829	58,252	82,992	—
Purchases of short-term investments	—	—	(158,946)	(8,127)
Purchases of property, plant and equipment	(14,226)	(8,728)	(6,878)	(5,332)
Other items - net	—	—	—	41
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,603	(77,301)	(52,818)	(33,383)

Financing Activities:
Principal payments on long-term debt	(4,549)	(4,555)	(4,541)	(5,970)
Proceeds from issuance of common stock	—	—	44	45
Purchases of treasury stock	—	(4)	(3)	—
Net change in restricted cash	(68,584)	—	—	—
Dividends paid to shareholders	(6,417)	(7,486)	(4,812)	(4,811)
NET CASH USED IN FINANCING ACTIVITIES	(79,550)	(12,045)	(9,312)	(10,736)

Effect of exchange rates on cash	5,743	(6,034)	(1,502)	(1,327)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(116,881)	33,714	51,360	131,378

Cash and cash equivalents at the beginning of the year	329,148	295,434	244,074	112,696

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$212,267	$329,148	$295,434	$244,074

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other		Noncontrolling	Number
(in thousands except	Comprehensive	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
per share amounts)	Income	Stock	Earnings	Income (Loss)	Stock	VIE	Outstanding

September 30, 2008 (previously reported)		$12,485	$404,868	$7,570	$(36,071)	$—	26,727

Adjustments to opening shareholders’ equity		—	22,968	(874)	—	—	—

September 30, 2008 (as restated)		$12,485	$427,836	$6,696	$(36,071)	$—	26,727

Comprehensive income:
Net income (as restated)	$63,145	—	63,145	—	—	—	—
Increase in minimum pension liability, net of taxes (as restated)	(15,991)	—	—	(15,991)	—	—	—
Foreign currency translation adjustment (as restated)	(5,059)	—	—	(5,059)	—	—	—
Net unrealized gains from cash flow hedges	112	—	—	112	—	—	—
Comprehensive income (as restated)	$42,207

Stock issued under equity incentive plan		45	—	—	—	—	5
Cash dividends paid — $.18 per share of common stock		—	(4,811)	—	—	—	—

September 30, 2009 (as restated)		12,530	486,170	(14,242)	(36,071)	—	26,732

Comprehensive income:
Net income (as restated)	$72,094	—	72,094	—	—	—	—
Pension liability adjustment, net of taxes (as restated)	(2,713)	—	—	(2,713)	—	—	—
Foreign currency translation adjustment (as restated)	(868)	—	—	(868)	—	—	—
Net unrealized gains from cash flow hedges	1,483	—	—	1,483	—	—	—
Comprehensive income (as restated)	$69,996

Consolidation of variable interest entity		—	—	—	—	(563)	—
Stock issued under equity incentive plan		44	—	—	—	—	4
Purchase of treasury stock		—	—	—	(3)	—	—
Cash dividends paid — $.18 per share of common stock		—	(4,812)	—	—	—	—

September 30, 2010 (as restated)		12,574	553,452	(16,340)	(36,074)	(563)	26,736

Comprehensive income:
Net income (as restated)	$83,904	—	83,594	—	—	310	—
Pension liability adjustment, net of taxes (as restated)	(3,285)	—	—	(3,285)	—	—	—
Foreign currency translation adjustment (as restated)	(1,250)	—	—	(1,250)	—	—	—
Net unrealized losses from cash flow hedges	(5,618)	—	—	(5,618)	—	—	—
Comprehensive income (as restated)	$73,751

Purchase of treasury stock		—	—	—	(4)	—	—
Cash dividends paid — $.28 per share of common stock		—	(7,486)	—	—	—	—

September 30, 2011 (as restated)		12,574	629,560	(26,493)	(36,078)	(253)	26,736

Comprehensive income:
Net income	$92,104	—	91,900	—	—	204	—
Pension liability adjustment, net of taxes	(5,585)	—	—	(5,585)	—	—	—
Foreign currency translation adjustment	10,688	—	—	10,688	—	—	—
Net unrealized gains from cash flow hedges	242	—	—	242	—	—	—
Comprehensive income	$97,449
Cash dividends paid — $.24 per share of common stock		—	(6,417)	—	—	—	—

September 30, 2012		$12,574	$715,043	$(21,148)	$(36,078)	$(49)	26,736

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  We design, develop and manufacture products which are mainly electronic in nature, provide government services and services related to products previously produced by us and others. Our principal lines of business are defense systems, defense services and transportation fare collection systems and services. Our principal customers for defense products and services are the United States and foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and, as of March 5, 2010, its 50% owned variable interest entity, Transaction Systems Limited (TranSys). We consolidate variable interest entities (VIE) when we determine that Cubic is the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidation of foreign subsidiaries requires translation of their assets and liabilities into U.S. dollars at year-end exchange rates. We translate our statements of income and cash flows at the average exchange rates for each year. Transaction gains on advances to foreign subsidiaries amounted to $1.1 million, $0.1 million, $0.8 million and $1.8 million in 2012, 2011, 2010 and 2009, respectively.

Cash Equivalents:  We consider highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash: Restricted cash represents cash that is restricted as to withdrawal usage for legal or contractual reasons. Restricted cash is classified either as current or non-current, depending upon the date of the availability.

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

Short-term Investments:  Short-term investments include marketable U.S. government agency securities and pre-refunded tax exempt bonds that may be purchased at a discount or premium, may have callable options, and are categorized as available-for-sale securities. We record short-term investments at fair value and we record any net differences between fair market value and cost in accumulated other comprehensive income (loss) on the consolidated balance sheets.

Accounts Receivable:  Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and services and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.  We generally require no allowance for doubtful accounts for these customers.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Inventories:  We state our inventories at the lower of cost or market. We determine cost using the first-in, first-out (FIFO) method, which approximates current replacement cost. We value our work in process at the actual production and engineering costs incurred to date, including applicable overhead. For contracts with the U.S. government our work in process also includes general and administrative costs. Any inventoried costs in excess of estimated realizable value are immediately charged to cost of sales. Where contracts include advances, performance-based payments and progress payments, we reflect the advances as an offset against any related inventory balances.

Long-term capitalized contract costs:  Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue will not be recognized until delivery of the system.

Property, Plant and Equipment:  We carry property, plant and equipment at cost. We provide depreciation in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, we use straight-line methods for depreciable real property over estimated useful lives or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over their estimated useful lives.

Goodwill and Purchased Intangibles:  We evaluate goodwill for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The test is performed by comparing the fair value of a reporting unit to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we would measure impairment by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. To date there has been no impairment of our recorded goodwill. Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets.

Impairment of Long-Lived Assets:  We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets.  We have not recorded any material impairments for the years ended September 30, 2012, 2011, 2010 and 2009.

Customer Advances:  We receive advances, performance-based payments and progress payments from customers that may exceed revenues recognized on certain contracts, including contracts with agencies of the U.S. government. We classify such advances, other than those reflected as a reduction of receivables or inventories, as current liabilities.

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

Revenue Recognition:  We recognize sales and profits under our long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, using the cost-to-cost percentage-of-completion method of accounting. We record sales and profits based on the ratio of contract costs incurred to estimated total contract costs at completion. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are included in contract costs; however, general and administrative costs are not considered contract costs for any other customers.  Cost are recognized as incurred for contracts accounted for under the cost-to-cost percentage-of-completion method.

For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. Costs of sales are recorded as deliveries are made. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

For long-term fixed price contracts, we only include amounts representing contract change orders, claims or other items in the contract value when they can be reliably estimated and we consider realization probable. Changes in estimates of sales, costs and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could have a material effect on our consolidated financial position or results of operations.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $17.5 million in 2012, $17.0 million in 2011, $8.8 million in 2010, and $3.6 million in 2009. These adjustments increased net income by approximately $12.0 million ($0.45 per share) in 2012, $11.5 million ($0.43 per share) in 2011, $5.8 million ($0.22 per share) in 2010, and $2.7 million ($0.10 per share) in 2009.

We record sales under cost-reimbursement-type contracts as we incur the costs. The Federal Acquisition Regulations provide guidance on the types of costs that we will be reimbursed in establishing the contract price. We consider incentives or penalties and awards applicable to performance on contracts in estimating sales and profits, and record them when there is sufficient information to assess anticipated contract performance. We do not recognize incentive provisions that increase or decrease earnings based solely on a single significant event until the event occurs.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services to operate and maintain the delivered system. For multiple element contracts that were entered prior to October 1, 2009, a delivered item was considered a separate unit of accounting when it had value to the customer on a stand-alone basis and there was objective and reliable evidence of the fair value of the undelivered items. For contracts where we are unable to conclude there were separate units of accounting, we combine the deliverables and recognize revenue once the final item has been delivered or, if the final element is a service, over the period of performance.

We elected to adopt authoritative accounting guidance for multiple-element arrangements effective October 1, 2009 on a prospective basis. This guidance affected the accounting conclusion as to whether a deliverable under a contract is considered a separate unit of accounting, and also affected the method that is used to allocate arrangement consideration to each separate unit of accounting. The new guidance eliminates the requirement for objective and reliable evidence of fair value to exist for the undelivered items in order for a delivered item to be treated as a separate unit of accounting. The new guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. Under the relative-selling-price method, the selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, the guidance requires an entity to determine the best estimate of the selling price.

Once the contract value is allocated to the separate deliverables under a multiple-element arrangement, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned.

Revenue under our service contracts with the U. S. government is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance under these service contracts are accrued during the performance of the contract based on our historical experience and estimates of success with such awards.

Revenue under contracts for services other than those with the U. S. government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. For such contracts that contain measurable units of work performed we recognize sales when the units of work are completed. For service contracts that contain service level or system usage incentives, we recognize revenues when the

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

incentive award is fixed and determinable. Revenue under such contracts that do not contain measurable units of work performed, which is generally the case for our service contracts, is recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Costs incurred under these services contracts are expensed as incurred.

We make provisions in the current period to fully recognize any anticipated losses on contracts.  If we receive cash on a contract prior to revenue recognition or in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

Research and Development: We record the cost of company sponsored research and development (R&D) activities as the expenses are incurred. The cost of product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

Other Income (Expense):  We hold U.S. dollar denominated investments at our wholly-owned subsidiary in the U.K., that has the British pound as its functional currency. The impact of exchange rates on these investments is recorded as other non-operating income and resulted in a loss of $0.4 million in 2012, and a gain of $0.5 million and $2.6 million in 2011 and 2010, respectively. We did not hold U.S. dollar denominated investments at our U.K. subsidiary in 2009.

Income Taxes:  Our provision for income taxes includes federal, state, local and foreign income taxes.  We recognize tax credits, primarily for R&D, as a reduction of our provision for income taxes in the year in which they are available for tax purposes.  We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized.  We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the use of the deduction or credit. Annually we evaluate the capital requirements of our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. We provide for U.S. taxes on the amount we determine to be excess capital available for distribution. U.S. taxes are not provided on amounts we consider to be indefinitely reinvested.

Earnings Per Share:  We calculate per share amounts based upon the weighted average number of shares of common stock outstanding.

Recent Accounting Pronouncements:  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. ASU 2011-04 clarified the intent about the application of existing fair value measurement requirements and changed certain requirements for measuring fair value and for disclosing information about fair value measurements. We adopted ASU 2011-04 in the quarter ended March 31, 2012. This adoption had no material impact to our financial statements.

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

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our Consolidated Balance Sheets at September 30, 2011, 2010 and 2009 and our Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years then ended including the cumulative impact of corrected errors for periods prior to October 1, 2008.

The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to October 1, 2008 are recorded as adjustments to retained earnings and accumulated other comprehensive income (loss) at September 30, 2008, as shown in the consolidated statements of changes in shareholders’ equity. The cumulative effect of those adjustments increased previously reported retained earnings by $23.0 million and reduced previously reported accumulated other comprehensive income by $0.9 million at September 30, 2008.

The following tables present the summary impacts of the restatement adjustments on the Company’s previously reported consolidated retained earnings at September 30, 2008 and consolidated net income for the years ended September 30, 2011, 2010 and 2009 (in thousands):

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS—Continued

Retained earnings at September 30, 2008 - As previously reported	$404,868
Revenue Recognition Adjustments, net of taxes on revenue recognition adjustments	25,587
Other Adjustments	(2,619)
Retained earnings at September 30, 2008 - As restated	$427,836

	For the Years Ended
	September 30,
	2011	2010	2009
Net Income - As previously reported	$85,078	$70,636	$55,686
Revenue Recognition Adjustments, net of taxes on revenue recognition adjustments	2,321	31	9,900
Other Adjustments	(3,495)	1,427	(2,441)
Net Income - As restated	$83,904	$72,094	$63,145

In the table above, we have separately identified the impact of errors related to revenue recognition, and the impact related to other individually immaterial errors on net income.  Descriptions of the restatement adjustments related to revenue recognition matters follow:

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

We also evaluated the Company’s long-standing practice of using the cost-to-cost percentage-of-completion method to recognize revenues for many of its service contracts. Under the accounting literature the cost-to-cost percentage of completion method is acceptable for U.S. government service contracts but not for service contracts with commercial customers other governmental customers, whether domestic or foreign. As such, revenue has been restated for service contracts with non-U.S. government customers to record revenue generally on a straight-line basis.  In addition, in some cases our contracts with non-U.S. government customers may also include multiple deliverables, including service deliverables. During the course of our revenue review we noted situations in which we did not historically identify the units of accounting in accordance with the appropriate authoritative guidance. For example, for certain contracts that we entered with a customer prior to the adoption of Accounting Standards Update 2010-13, Multiple-Deliverable Revenue Arrangements (ASU 2010-13), to design and build a system for the customer and to operate and maintain the system for the customer after its delivery, we inappropriately separately accounted for the unit of accounting related to the designing and building of the system and the unit of accounting related to providing services for operating and maintaining the system without having vendor specific objective evidence, which was a requirement for separating units of accounting prior to the adoption of ASU 2010-13.  In these cases, in connection with our restatement,

Cubic Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS—Continued

we considered the multiple-element revenue recognition guidance in existence at the time that the transaction was entered into or materially modified and revenue was restated to recognize revenue based upon either the individual elements of the arrangement or the combined unit of accounting when the elements were not separable.

The Company’s historical policy has been to allocate and capitalize general and administrative (G&A) costs on its U.S. government units-of-delivery type contracts, as permitted by SOP 81-1 and the AICPA Audit and Accounting Guide for Federal Government Contractors. During our review of revenue recognition for the issues identified above it was determined that from fiscal 2007 through March of 2012 this policy was inconsistently applied so that G&A costs were not inventoried on certain U.S. government contracts in accordance with the policy. As such, inventory and cost of sales have been restated for these types of contracts with the U.S. government to include G&A costs in inventory until sales are recognized.

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

Other Adjustments

In addition to the errors related to revenue recognition described above, we also made adjustments related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements. These corrections included certain accrued liabilities and reserves and miscellaneous reclassification entries; entries to correct errors in the treatment of return-to-provision income tax reconciliation items; adjustments to various income tax and indirect tax accrual accounts; adjustments to participant compensation used in computing pension liability; and adjustments related to the impact of exchange rates on our U.S. dollar denominated investments held by our wholly-owned subsidiary in the U.K., that has the British pound as its functional currency.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS—Continued

Reclassifications

In the first quarter of fiscal year 2012, we revised our method of categorizing sales and the related cost of sales between products and services. We reconsidered whether certain projects related predominantly to product or service sales. The “Reclassifications” column in the following tables includes the reclassifications of sales and cost of sales for products and services in the consolidated statements of income in order to conform to the current year presentation, and to correct certain errors in classification of cost of sales between products and services. For the year ended September 30, 2011 $13.9 million of costs were erroneously classified as product costs. As such, these costs were reclassified to service costs.

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

The following tables present the impact of the restatement on the our previously issued consolidated balance sheets as of September 30, 2011, 2010 and 2009, and our consolidated statements of income and cash flows for the years then ended:

	Consolidated Balance Sheet			Consolidated Balance Sheet			Consolidated Balance Sheet
	September 30, 2011			September 30, 2010			September 30, 2009
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$329,148	$—	$329,148	$295,434	$—	$295,434	$244,074	$—	$244,074
Short-term investments	25,829	—	25,829	84,081	—	84,081	8,127	—	8,127
Accounts receivable:
Trade and other receivables	20,259	—	20,259	11,594	—	11,594	12,833	—	12,833
Long-term contracts	204,120	3,306	207,426	199,353	2,545	201,898	223,186	(477)	222,709
Allowance for doubtful accounts	(395)	—	(395)	(663)	—	(663)	(4,558)	—	(4,558)
	223,984	3,306	227,290	210,284	2,545	212,829	231,461	(477)	230,984

Recoverable income taxes	20,725	4,192	24,917	8,320	(1,510)	6,810	—	249	249
Inventories	36,729	1,630	38,359	32,820	7,833	40,653	49,107	8,498	57,605
Deferred income taxes	13,778	(4,295)	9,483	17,825	(3,535)	14,290	22,132	(1,941)	20,191
Prepaid expenses and other current assets	20,452	628	21,080	25,893	234	26,127	29,957	—	29,957
Total current assets	670,645	5,461	676,106	674,657	5,567	680,224	584,858	6,329	591,187

Long-term contract receivables	23,700	—	23,700	28,080	—	28,080	13,400	—	13,400
Property, plant and equipment - net	48,467	—	48,467	47,469	—	47,469	48,895	—	48,895
Deferred income taxes	11,318	1,506	12,824	18,570	718	19,288	14,082	422	14,504
Goodwill	146,355	—	146,355	64,142	—	64,142	59,433	—	59,433
Purchased intangibles	54,139	—	54,139	26,295	—	26,295	28,618	—	28,618
Other assets	4,216	717	4,933	5,196	825	6,021	7,029	507	7,536

Total assets	$958,840	$7,684	$966,524	$864,409	$7,110	$871,519	$756,315	$7,258	$763,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38,870	$5,114	$43,984	$33,638	$5,447	$39,085	$28,626	$3,916	$32,542
Customer advances	183,845	(49,529)	134,316	139,723	(41,208)	98,515	123,458	(39,480)	83,978
Accrued compensation	49,513	—	49,513	48,994	—	48,994	49,134	—	49,134
Other current liabilities	53,826	3,180	57,006	60,041	1,050	61,091	60,402	(758)	59,644
Income taxes payable	7,902	10,814	18,716	20,107	7,112	27,219	3,491	8,608	12,099
Current portion of long-term debt	4,541	—	4,541	4,545	—	4,545	4,554	—	4,554
Total current liabilities	338,497	(30,421)	308,076	307,048	(27,599)	279,449	269,665	(27,714)	241,951

Long-term debt	11,377	—	11,377	15,949	—	15,949	20,570	—	20,570
Accrued pension liability	38,223	2,943	41,166	37,015	2,840	39,855	32,214	1,548	33,762
Deferred compendation	7,884	—	7,884	8,508	—	8,508	7,902	—	7,902
Income taxes payable	4,479	7,650	12,129	3,382	6,579	9,961	5,119	5,882	11,001
Other long-term liabilities	6,582	—	6,582	4,748	—	4,748	—	—	—

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—	—	—	—	—	—	—	—
Common stock, no par value:
Authorized—50,000 shares
2011 and 2010—Issued 35,682 shares, outstanding—26,736 shares, 2009—Issued 35,677 shares, outstanding—26,732 shares	12,574	—	12,574	12,574	—	12,574	12,530	—	12,530
Retained earnings	598,849	30,711	629,560	521,567	31,885	553,452	455,743	30,427	486,170
Accumulated other comprehensive loss	(23,294)	(3,199)	(26,493)	(9,745)	(6,595)	(16,340)	(11,357)	(2,885)	(14,242)
Treasury stock at cost
2011 and 2010—8,945 shares	(36,078)	—	(36,078)	(36,074)	—	(36,074)	(36,071)	—	(36,071)
Shareholders’ equity attributable to Cubic	552,051	27,512	579,563	488,322	25,290	513,612	420,845	27,542	448,387
Noncontrolling interest in variable interest entity	(253)	—	(253)	(563)	—	(563)	—	—	—
Total shareholders’ equity	551,798	27,512	579,310	487,759	25,290	513,049	420,845	27,542	448,387

Total liabilities and shareholders’ equity	$958,840	$7,684	$966,524	$864,409	$7,110	$871,519	$756,315	$7,258	$763,573

	Consolidated Statement of Income					Consolidated Statement of Income					Consolidated Statement of Income
	Year Ended September 30, 2011					Year Ended September 30, 2010					Year Ended September 30, 2009
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$618,924	$(10,844)	$1,357	$(8,504)	$600,933	$636,739	$239	$147	$(29,369)	$607,756	$526,879	$(7,505)	$(992)	$(10,215)	$508,167
Services	666,279	19,215	650	8,504	694,648	557,450	1,971	1,646	29,369	590,436	489,778	21,549	(3,785)	10,215	517,757
	1,285,203	8,371	2,007	—	1,295,581	1,194,189	2,210	1,793	—	1,198,192	1,016,657	14,044	(4,777)	—	1,025,924

Costs and expenses:
Products	437,992	4,164	1,047	(24,924)	418,279	457,651	678	(90)	(27,822)	430,417	394,478	(2,004)	(839)	(13,583)	378,052
Services	539,973	1,195	646	22,248	564,062	484,343	1,306	—	25,365	511,014	411,038	1,850	(2,139)	7,543	418,292
Selling, general and administrative	154,962	—	2,153	2,676	159,791	120,848	—	1,001	2,457	124,306	111,828	—	1,240	6,040	119,108
Research and development	25,260	—	—	—	25,260	18,976	—	—	—	18,976	8,173	—	—	—	8,173
Amortization of purchased intangibles	14,681	—	—	—	14,681	6,846	—	—	—	6,846	6,432	—	—	—	6,432
	1,172,868	5,359	3,846	—	1,182,073	1,088,664	1,984	911	—	1,091,559	931,949	(154)	(1,738)	—	930,057

Operating income	112,335	3,012	(1,839)	—	113,508	105,525	226	882	—	106,633	84,708	14,198	(3,039)	—	95,867

Other income (expense):
Interest and dividend income	2,568	—	—	—	2,568	1,590	—	—	—	1,590	1,664	—	—	—	1,664
Interest expense	(1,461)	—	—	—	(1,461)	(1,755)	—	—	—	(1,755)	(2,031)	—	—	—	(2,031)
Other income (expense) - net	4,205	(171)	(2,372)	—	1,662	561	(95)	3,171	—	3,637	899	(20)	(218)	—	661

Income before income taxes	117,647	2,841	(4,211)	—	116,277	105,921	131	4,053	—	110,105	85,240	14,178	(3,257)	—	96,161

Income taxes	32,569	520	(716)	—	32,373	35,285	100	2,626	—	38,011	29,554	4,278	(816)	—	33,016

Net income	85,078	2,321	(3,495)	—	83,904	70,636	31	1,427	—	72,094	55,686	9,900	(2,441)	—	63,145

Less noncontrolling interest in income of VIE	310	—	—	—	310	—	—	—	—	—	—	—	—	—	—

Net income attributable to Cubic	$84,768	$2,321	$(3,495)	$—	$83,594	$70,636	$31	$1,427	$—	$72,094	$55,686	$9,900	$(2,441)	$—	$63,145

Basic and diluted net income per common share	$3.17	$0.09	$(0.13)	$—	$3.13	$2.64	$—	$0.06	$—	$2.70	$2.08	$0.37	$(0.09)	$—	$2.36

Average number of common shares outstanding	26,736	—	—	—	26,736	26,735	—	—	—	26,735	26,731	—	—	—	26,731

	Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows
	September 30, 2011			September 30, 2010			September 30, 2009
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
Operating Activities:
Net income	$85,078	$(1,174)	$83,904	$70,636	$1,458	$72,094	$55,686	$7,459	$63,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,341	—	22,341	14,469	—	14,469	15,586	—	15,586
Deferred income taxes	4,048	(1,536)	2,512	(164)	1,294	1,130	3,346	1,974	5,320
Provision for doubtful accounts	—	—	—	(3,889)	—	(3,889)	3,038	—	3,038
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	4,219	(653)	3,566	28,565	(3,340)	25,225	36,211	4,866	41,077
Inventories	(3,760)	6,202	2,442	16,638	666	17,304	(4,275)	(3,459)	(7,734)
Prepaid expenses and other current assets	5,516	(394)	5,122	4,401	(234)	4,167	5,141	610	5,751
Accounts payable and other current liabilities	(3,387)	1,840	(1,547)	(27,498)	3,357	(24,141)	14,175	908	15,083
Customer advances	45,517	(8,374)	37,143	20,672	(2,210)	18,462	48,663	(14,044)	34,619
Income taxes	(24,205)	492	(23,713)	(14,614)	986	(13,628)	(2,890)	2,215	(675)
Other items - net	(2,779)	103	(2,676)	2,507	1,292	3,799	1,352	262	1,614
NET CASH PROVIDED BY OPERATING ACTIVITIES	132,588	(3,494)	129,094	111,723	3,269	114,992	176,033	791	176,824

Investing Activities:
Acquisition of businesses, net of cash acquired	(126,825)	—	(126,825)	(8,250)	—	(8,250)	(19,965)	—	(19,965)
Consolidation of variable interest entity	—	—	—	38,264	—	38,264	—	—	—
Proceeds from sales or maturities of short-term investments	58,252	—	58,252	82,992	—	82,992	—	—	—
Purchases of short-term investments	—	—	—	(158,946)	—	(158,946)	(8,127)	—	(8,127)
Purchases of property, plant and equipment	(8,728)	—	(8,728)	(6,878)	—	(6,878)	(5,332)	—	(5,332)
Other items	—	—	—	—	—	—	41	—	41
NET CASH USED IN INVESTING ACTIVITIES	(77,301)	—	(77,301)	(52,818)	—	(52,818)	(33,383)	—	(33,383)

Financing Activities:
Principal payments on long-term debt	(4,555)	—	(4,555)	(4,541)	—	(4,541)	(5,970)	—	(5,970)
Proceeds from issuance of common stock	—	—	—	44	—	44	45	—	45
Purchases of treasury stock	(4)	—	(4)	(3)	—	(3)	—	—	—
Dividends paid to shareholders	(7,486)	—	(7,486)	(4,812)	—	(4,812)	(4,811)	—	(4,811)
NET CASH USED IN FINANCING ACTIVITIES	(12,045)	—	(12,045)	(9,312)	—	(9,312)	(10,736)	—	(10,736)

Effect of exchange rates on cash	(9,528)	3,494	(6,034)	1,767	(3,269)	(1,502)	(536)	(791)	(1,327)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,714	—	33,714	51,360	—	51,360	131,378	—	131,378

Cash and cash equivalents at the beginning of the year	295,434	—	295,434	244,074	—	244,074	112,696	—	112,696

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$329,148	$—	$329,148	$295,434	$—	$295,434	$244,074	$—	$244,074

NOTE 3—ACQUISITIONS

On December 20, 2010 we acquired all of the outstanding capital stock of Abraxas Corporation (Abraxas), a company that provides services that are complementary to our Mission Support Services (MSS) business including risk mitigation services, and subject matter and operational expertise for law enforcement and homeland security clients. The results of Abraxas’ operations have been included in our consolidated financial statements since the acquisition date.

We paid $126.0 million in cash from our existing cash resources to acquire Abraxas. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

The following unaudited pro forma information presents our consolidated results of operations as if Abraxas had been included in our consolidated results since October 1, 2009 (in millions):

	Years Ended
	September 30,
	2011	2010

Net sales	$1,309.0	$1,256.1

Net income attributable to Cubic	83.6	72.4

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of Abraxas’ debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisition been completed on October 1, 2009, and it does not purport to project our future operating results.

NOTE 4—INVESTMENT IN VARIABLE INTEREST ENTITY

Prior to March 5, 2010, we owned 37.5% of the common stock of Transaction Systems Limited (TranSys), a U.K. company formed in 1998 which, beginning in 1998, outsourced most of the functions of the Transport for London (TfL) fare collection system. Prior to March 5, 2010 we did not consolidate TranSys because we were not the primary beneficiary of this VIE. All of the work performed by TranSys was subcontracted to us and the other primary shareholder and the arrangement provided for the pass-through of virtually all revenues from TfL to the two primary shareholders until August 2010. Beginning in August 2010 we began performing the services formerly provided by TranSys under a new contract with TfL.

As a result of a change in ownership of TranSys that occurred on March 5, 2010, we conducted a new evaluation of the primary beneficiary of TranSys. We determined that Cubic became the primary beneficiary of TranSys on March 5, 2010, and consolidated TranSys on that date.

As a result of becoming the primary beneficiary of TranSys, the consolidation of TranSys was treated as an acquisition in our financial statements. The fair value of the enterprise was virtually the same as the fair value of the assets and liabilities acquired, therefore, no gain or loss was recorded from the transaction.

The fair value of assets and liabilities acquired at March 5, 2010 were as follows (in millions):

Cash and cash equivalents	$38.3
Other current assets	16.9
Purchased intangibles	0.2
Income taxes payable	(20.7)
Other current liabilities	(35.8)
$(1.1)

The activities of TranSys included in our consolidated results from the date of acquisition are as follows (in millions):

Years Ended September 30,	2012	2011	2010
Sales	$4.5	$4.4	$29.9
Operating income	0.6	0.9	—
Cash used in operating activities	—	18.4	19.9

The total assets and total liabilities, respectively, of TranSys included in our Consolidated Balance Sheets were $0.7 million and $0.8 million at September 30, 2012, $0.4 million and $0.9 million at September 30, 2011, and $18.8 million and $19.9 million at September 30, 2010.

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of cash equivalents and short term investments approximates their cost. The fair value of tax exempt bonds and U.S. government agency securities are generally determined using standard observable inputs, including reported trades, quoted market prices, broker/dealer quotes and issuer spreads. The maturity dates of tax exempt bonds are within the next year. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2012			September 30, 2011			September 30, 2010			September 30, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$171,300	$—	$171,300	$266,842	$—	$266,842	$129,756	$—	$129,756	$178,893	$—	$178,893
Short-term investments - U.S. government agency securities	—	—	—	—	—	—	—	36,000	36,000	—	8,127	8,127
Short-term investments - tax exempt bonds	—	—	—	—	25,829	25,829	—	48,081	48,081	—	—	—
Current derivative assets	—	3,779	3,779	—	7,466	7,466	—	11,428	11,428	—	18,106	18,106
Non-current derivative assets	—	3,713	3,713	—	—	—	—	—	—	—	—	—
Total assets measured at fair value	171,300	7,492	178,792	266,842	33,295	300,137	129,756	95,509	225,265	178,893	26,233	205,126
Liabilities
Current derivative liabilities	—	6,839	6,839	—	7,522	7,522	—	3,193	3,193	—	17,933	17,933
Non-current derivative liabilities	—	6,498	6,498	—	6,164	6,164	—	4,748	4,748	—	—	—
Total liabilities measured at fair value	$—	$13,337	$13,337	$—	$13,686	$13,686	$—	$7,941	$7,941	$—	$17,933	$17,933

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.  The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

September 30,	2012	2011	2010	2009

Fair value	$12.5	$17.5	$21.6	$25.1
Carrying value	11.5	15.9	20.5	25.1

NOTE 6—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)

U.S. government contracts:
Amounts billed	$48,387	$64,672	$50,925	$62,093
Recoverable costs and accrued profits on progress completed—not billed	95,764	50,748	54,403	43,022
	144,151	115,420	105,328	105,115
Commercial customers:
Amounts billed	42,745	24,384	31,753	41,907
Recoverable costs and accrued profits on progress completed—not billed	168,791	91,322	92,897	89,087
	211,536	115,706	124,650	130,994
	355,687	231,126	229,978	236,109
Less unbilled amounts not currently due–commercial customers	(22,070)	(23,700)	(28,080)	(13,400)
	$333,617	$207,426	$201,898	$222,709

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2013. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2012 under transportation systems contracts in the U.S., Australia and the U.K. The non-current balance at September 30, 2011 represented non-current amounts due from customers in the same countries. The non-current balances at September 30, 2010 and 2009 relate to transportation systems contracts in the U.S., Australia and the U.K., and a defense systems contract in Canada.

NOTE 7—INVENTORIES

Significant components of inventories are as follows (in thousands):

September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Finished products	$—	$—	$—	$55
Work in process and inventoried costs under long-term contracts	78,796	71,855	79,529	105,460
Customer advances	(27,288)	(34,582)	(41,575)	(49,734)
Materials and purchased parts	858	1,086	2,699	1,824
	$52,366	$38,359	$40,653	$57,605

At September 30, 2012, work in process and inventoried costs under long-term contracts includes approximately $1.9 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.2 million, $0.1 million and $0.9 million as of September 30, 2011, 2010 and 2009, respectively. We believe it is probable that we will recover the costs inventoried at September 30, 2012, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2012, 2011, 2010 and 2009 were $4.7 million, $4.8 million, $4.0 million and $5.0 million, respectively.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2012	2011	2010	2009

Land and land improvements	$16,045	$15,963	$15,821	$15,292
Buildings and improvements	44,376	43,416	42,754	42,661
Machinery and other equipment	94,113	84,953	82,129	80,018
Leasehold improvements	8,688	5,707	4,829	4,685
Accumulated depreciation and amortization	(107,895)	(101,572)	(98,064)	(93,761)
	$55,327	$48,467	$47,469	$48,895

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $8.0 million, $7.7 million, $7.6 million and $9.2 million in 2012, 2011, 2010 and 2009, respectively. Generally, we use straight-line methods for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over estimated useful lives ranging from 5 to 10 years.

NOTE 9—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the four years ended September 30, 2012 are as follows (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total

Balances at October 1, 2008	$8,210	$16,087	$36,735	61,032
Reduction of acquired tax accrual	—	(1,083)	—	(1,083)
Foreign currency exchange rate changes	(772)	256	—	(516)
Balances at Septmeber 30, 2009	7,438	15,260	36,735	59,433
Goodwill acquired during the year	—	4,767	—	4,767
Foreign currency exchange rate changes	(115)	57	—	(58)
Balances at Septmeber 30, 2010	7,323	20,084	36,735	64,142
Goodwill acquired during the year	—	435	81,698	82,133
Foreign currency exchange rate changes	(54)	134	—	80
Balances at September 30, 2011	7,269	20,653	118,433	146,355
Foreign currency exchange rate changes	248	330	—	578
Balances at September 30, 2012	$7,517	$20,983	$118,433	$146,933

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9—GOODWILL AND PURCHASED INTANGIBLE ASSETS —Continued

Purchased Intangible Assets:  The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2012			September 30, 2011			September 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangibles	$71,145	$(40,785)	$30,360	$70,159	$(27,921)	$42,238	$38,560	$(15,170)	$23,390	$35,614	$(8,875)	$26,739
In-process research & development	—	—	—	798	—	798	1,671	—	1,671	—	—	—
Other purchased intangibles	14,560	(5,546)	9,014	14,560	(3,457)	11,103	2,787	(1,553)	1,234	2,787	(908)	1,879
Total	$85,705	$(46,331)	$39,374	$85,517	$(31,378)	$54,139	$43,018	$(16,723)	$26,295	$38,401	$(9,783)	$28,618

The table below shows our expected amortization for purchased intangibles as of September 30, 2012, for each of the next five years and thereafter (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
2013	$1,671	$1,019	$9,556	$12,246
2014	1,671	593	7,066	9,330
2015	1,476	209	4,810	6,495
2016	1,380	66	2,356	3,802
2017	1,380	—	582	1,962
Thereafter	2,415	—	3,124	5,539
	$9,993	$1,887	$27,494	$39,374

Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets, over a weighted average period of 6 years.  Total amortization expense for 2012, 2011, 2010 and 2009 was $14.8 million, $14.7 million, $6.8 million and $6.4 million, respectively.

NOTE 10—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2012	2011	2010	2009
Unsecured notes payable to a group of insurance companies, with annual principal payments of $4.0 million due in November. Interest at 6.31% is payable semiannually in November and May.	$8,000	$12,000	$16,000	$20,000
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	3,503	3,918	4,494	5,124
	11,503	15,918	20,494	25,124
Less current portion	(4,561)	(4,541)	(4,545)	(4,554)
	$6,942	$11,377	$15,949	$20,570

Maturities of long-term debt for each of the five years in the period ending September 30, 2017, are as follows: 2013 — $4.6 million; 2014 — $4.6 million; 2015 — $0.6 million; 2016 — $0.6 million; 2017 — $0.6 million.

Interest paid amounted to $7.4 million, $1.1 million, $1.4 million and $1.8 million in 2012, 2011, 2010 and 2009, respectively. Interest paid in 2012 included $5.9 million of interest in connection with our payment to the U.S. District Court in April 2012 for an arbitration award with the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran (See Note 16 for further information.)

The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt and tangible net worth and coverage of fixed charges. At September 30, 2012, this agreement leaves consolidated retained earnings of $375.1 million available for the payment of dividends to shareholders, purchases of our common stock and other charges to shareholders’ equity. As a result of our restatement, we have been unable to comply with covenants requiring us to provide our lenders with audited financial statements and interim financial information on a timely basis. However, we have entered into amendments to our financing arrangements which have included waivers to extend the dates by which the Company is required to deliver its audited financial statements and interim financial information to December 31, 2012, and as such we are not in default under our lending arrangements or credit agreements.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $10 million Australian dollars (equivalent to approximately $10.4 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2012, no amounts were outstanding under these borrowing arrangements.

In May 2012 we entered into a committed five-year revolving credit agreement with a group of financial institutions in the amount of $200 million, expiring in May 2017 (Revolving Credit Agreement). This five-year revolving credit agreement replaced a revolving credit agreement in the amount of $150 million which would have expired in December 2012.  The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2012, there were no borrowings under this agreement; however, there were letters of credit outstanding under the agreement totaling $23.5 million, which reduce the available line of credit to $176.5 million.

On January 12, 2012 we entered into a secured letter of credit facility agreement with a bank (Secured Credit Facility). At September 30, 2012 there were letters of credit outstanding under this agreement of $64.3 million. In support of the Secured Letter of Credit Facility, we have $68.7 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $66.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The initial term of the facility is one year; however we may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of Credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10—FINANCING ARRANGEMENTS—Continued

As of September 30, 2012, we had letters of credit and bank guarantees outstanding totaling $100.8 million, including the letters of credit described above outstanding under the Revolving Credit Agreement and the Secured Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $7.2 million as of September 30, 2012, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.7 million, $8.4 million, $8.2 million and $7.6 million as of September 30, 2012, 2011, 2010 and 2009 respectively.

NOTE 11—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under noncancelable operating leases expiring in various years through 2024. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.4 million in 2012 and $0.6 million in 2011, 2010 and 2009 respectively) for all operating leases amounted to $10.2 million, $9.1 million, $8.0 million and $6.6 million in 2012, 2011, 2010 and 2009 respectively.

Future minimum payments, net of minimum sublease income, under noncancelable operating leases with initial terms of one year or more consist of the following at September 30, 2012 (in thousands):

2013	$8,734
2014	7,082
2015	5,311
2016	3,904
2017	4,987
Thereafter	6,691
$36,709

NOTE 12—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2012	2011	2010	2009
	(in thousands)
		(As Restated)	(As Restated)	(As Restated)
Current:
Federal	$15,190	$(999)	$14,891	$9,006
State	1,927	810	4,392	3,207
Foreign	19,323	22,740	17,960	16,078
Total current	36,440	22,551	37,243	28,291

Deferred:
Federal	331	9,356	992	3,714
State	328	299	340	591
Foreign	1,085	167	(564)	420
Total deferred provision	1,743	9,822	768	4,725
Total income tax expense	$38,183	$32,373	$38,011	$33,016

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2012	2011	2010	2009
	(in thousands)
		(As Restated)	(As Restated)	(As Restated)
Deferred tax assets:
Accrued employee benefits	$9,153	$9,303	$9,112	$8,064
Long-term contracts and inventory valuation reductions	9,062	8,215	7,115	7,580
Allowances for loss contingencies	5,339	6,883	6,223	5,316
Deferred compensation	3,756	3,444	3,246	3,306
Book over tax depreciation	471	709	1,373	1,357
Adjustment to pension liability	17,886	15,226	12,925	11,716
California research and development credit carryforward	3,882	2,750	3,484	2,529
Net operating losses	10,909	2,424	1,457	638
Foreign currency mark-to-market	2,192	2,177	1,529	—
Other	395	2,199	513	5,419
Subtotal	63,045	53,330	46,977	45,925
Valuation allowance	(4,205)	(2,750)	(3,484)	(2,529)
Deferred tax assets	58,840	50,580	43,493	43,396

Deferred tax liabilities:
Amortization of goodwill and intangibles	8,608	12,344	1,964	4,839
Deferred revenue	25,277	14,408	1,761	414
Foreign currency mark-to-market	269	284	673	630
State taxes	146	—	3,421	60
Other	589	1,237	2,096	2,758
Deferred tax liabilities	34,889	28,273	9,915	8,701
Net deferred tax asset	$23,951	$22,307	$33,578	$34,695

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 12—INCOME TAXES—Continued

As of September 30, 2012, we had $33.8 million of foreign operating loss carryforwards and $8.9 million of unused state tax credits that are not subject to expiration.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2012	2011	2010	2009
	(in thousands)
		(As Restated)	(As Restated)	(As Restated)

Tax at U.S. statutory rate	$45,601	$40,697	$38,536	$33,656
State income taxes, net of federal tax effect	1,364	1,297	3,042	2,672
Nondeductible expenses	286	893	1,366	107
Change in reserve for uncertain tax positions	(2,909)	1,504	(832)	430
Tax effect from foreign dividend	2,773	—	—	3,063
Foreign earnings taxed at less than statutory rate	(7,153)	(6,415)	(2,548)	(3,760)
R&D credits generated in the current year	(906)	(2,696)	(491)	(3,395)
Reinstatement of federal research and development credit	—	(1,406)	—	—
Other	(873)	(1,501)	(1,062)	243
	$38,183	$32,373	$38,011	$33,016

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of September 30, 2012, the tax years open under the statute of limitations in significant jurisdictions include 2007-2011 in the U.K., 2006-2011 in New Zealand and 2008-2011 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to and including fiscal year 2010. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments as set forth below. The net changes in the liability were as follows:

Years ended September 30,	2012	2011	2010	2009
	(in thousands)
		(As Restated)	(As Restated)	(As Restated)
Balance at October 1	$10,715	$8,958	$9,958	$8,881
Decrease related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(1,227)	(1,172)	(1,747)	(1,555)
Recognition of benefits from settlement with tax authorities	(1,257)	—	—	(259)
Other	(585)	—	—	—
Tax positions related to the current year	409	2,452	778	3,142
Tax positions related to current year acquisitions	—	484	—	—
Currency translation adjustment	212	(7)	(31)	(251)
Balance at September 30	$8,267	$10,715	$8,958	$9,958

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 12—INCOME TAXES—Continued

At September 30, 2012, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate was $6.3 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $4.5 million of the unrecognized tax benefits depending on the timing of examinations, expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The amount of net interest and penalties recognized as a component of income tax expense during 2012, 2011, 2010 and 2009 was not material.  Interest and penalties accrued at September 30, 2012, 2011, 2010 and 2009 amounted to $3.1 million, $3.0 million, $2.3 million and  $2.0 million, respectively, bringing the total liability for uncertain tax issues to $11.3 million, $13.7 million, $11.2 million and $11.9 million, respectively, as of September 30, 2012, 2011, 2010 and 2009 respectively.

We made income tax payments, net of refunds, totaling $25.4 million, $42.1 million, $30.0 million and $28.8 million in 2012, 2011, 2010 and 2009, respectively.

Income before income taxes includes the following components (in thousands):

Years ended September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
United States	$38,428	$33,955	$59,984	$38,729
Foreign	91,859	82,322	50,121	57,432
Total	$130,287	$116,277	$110,105	$96,161

We evaluate our capital requirements in our foreign subsidiaries on an annual basis to determine what level of capital is needed for the long-term operations of the businesses. We provide U.S. taxes on the amount of capital that is determined to be in excess of the long-term requirements of the business and is, therefore, available for distribution. During 2012, we determined that 40 million New Zealand was excess capital in New Zealand and paid a dividend of that amount in 2012 to the U.S. parent company. Additional U.S. taxes provided on this dividend amounted to approximately $2.8 million in 2012.

Undistributed earnings of all our foreign subsidiaries amounted to approximately $272.2 million at September 30, 2012. We consider those earnings to be indefinitely reinvested and, accordingly, we have not provided for U.S. federal and state income taxes thereon and have determined that no amounts of undistributed earnings are available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 13—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards. We do not use any derivative financial instruments for trading or other speculative purposes.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2012, 2011, 2010 and 2009 (in thousands):

September 30,	2012	2011	2010	2009
Instruments designated as accounting hedges:
Foreign currency forwards	$382,500	$290,400	$232,500	$148,300
Forward starting swap	58,415	—	—	—

Instruments not designated as accounting hedges:
Foreign currency forwards	5,945	3,644	7,794	8,148

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the years ended September 30, 2012, 2011, 2010 and 2009. Although the table above reflects the notional principal amounts of the Company’s forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of September 30, 2012, 2011, 2010, or 2009.

The table below presents the fair value of the Company’s derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2012, 2011, 2010 and 2009 (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009
Asset derivatives:
Foreign currency forwards	Other current assets	$3,779	$7,466	$11,428	$18,106
Foreign currency forwards	Other non-current assets	3,713	—	—	—
		$7,492	$7,466	$11,428	$18,106
Liability derivatives:
Foreign currency forwards	Other current liabilities	$6,839	$7,522	$3,193	$17,933
Foreign currency forwards	Other non-current liabilities	6,407	6,164	4,748	—
Forward starting swap	Other non-current liabilities	91	—	—	—
Total		$13,337	$13,686	$7,941	$17,933

The tables below present gains and losses recognized in OCI for the years ended September 30, 2012, 2011, 2010 and 2009 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	September 30, 2012		September 30, 2011		September 30, 2010		September 30, 2009
Derivative Type	Gain (loss) recognized in OCI	Gain (loss) reclassified into earnings - Effective Portion	Gain (loss) recognized in OCI	Gain (loss) reclassified into earnings - Effective Portion	Gain (loss) recognized in OCI	Gain (loss) reclassified into earnings - Effective Portion	Gain (loss) recognized in OCI	Gain (loss) reclassified into earnings - Effective Portion
Forward currency forwards	$152	$(4,309)	$(5,618)	$3,420	$1,483	$1,838	$112	$53
Forward starting swap	91	—	—	—	—	—	—	—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2012, 2011, 2010 and 2009. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $2.0 million, net of income taxes.

Forward starting swap

In connection with a transportation systems contract that we entered in December 2011, we will incur significant costs to develop the customer’s fare collection system before we begin receiving payments under the contract. In order to finance certain of these costs, we plan to issue approximately $83 million of 10-year fixed rate debt on or about January 1, 2014. We are concerned that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 will change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability. Therefore, in July 2012 we entered a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows. The forward-starting swap has a notional amount of $58.4 million, a termination date of January 1, 2014 and a pay 1.698% fixed rate, receive 3-month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates 2 days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 is designed to match the tenor of the planned debt issuance.

Foreign currency forwards

In order to limit our exposure to foreign currency exchange rate risk we generally hedge those commitments greater than $50,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, euro, Swedish krona, New Zealand dollar and Australian dollar.  These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment.

NOTE 14—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plans

Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years, or until periods after their respective retirements.  We accrue interest on deferred compensation at market rates, until such time as it is paid in full. For the year ended September 30, 2012, the average interest rate used to accrue interest on our deferred compensation was 2.0%.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require the company match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. In 2012, 2011, 2010 and 2009, more than half of our contributions to these plans were discretionary contributions. Effective October 1, 2010, we adopted a new defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, the company matches a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $18.6 million, $18.4 million, $15.9 million and $15.4 million in 2012, 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (curtailment). The effect of the U.S. plan curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the European plan curtailment is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of the curtailment of the respective plans are not eligible for participation in the defined benefit plans.  In 2010 we recorded a loss on the curtailment of the European plan of $0.7 million, which is reflected in the following disclosures.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2012, we expect to make contributions of approximately $4.0 million in 2013. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2012 and expected to be recognized in net pension cost during fiscal 2013 is a gain of $0.6 million ($0.4 million net of income tax). No plan assets are expected to be returned to us in 2013.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 14—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows (in thousands):

September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Projected benefit obligation	$215,706	$185,485	$183,551	$166,170
Accumulated benefit obligation	209,135	180,156	178,658	149,545
Fair value of plan assets	169,323	144,319	143,696	132,408

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$185,485	$183,551	$166,170	$146,725
Service cost	508	550	4,167	2,614
Interest cost	9,565	9,387	9,121	9,759
Actuarial loss (gain)	22,761	(1,327)	9,309	16,275
Plan amendments	57	(712)	214	—
Participant contributions	—	—	1,210	1,124
Gross benefits paid	(5,928)	(5,236)	(5,562)	(5,197)
Foreign currency exchange rate changes	3,258	(728)	(1,078)	(5,130)
Net benefit obligation at the end of the year	215,706	185,485	183,551	166,170

Change in plan assets:
Fair value of plan assets at the beginning of the year	144,319	143,696	132,408	128,989
Actual return on plan assets	24,769	1,501	13,614	3,200
Employer contributions	4,354	5,352	3,374	9,500
Participant contributions	—	—	1,210	1,123
Gross benefits paid	(5,928)	(5,236)	(5,562)	(5,196)
Administrative expenses	(657)	(470)	(555)	(701)
Foreign currency exchange rate changes	2,466	(524)	(793)	(4,507)
Fair value of plan assets at the end of the year	169,323	144,319	143,696	132,408

Unfunded status of the plans	(46,383)	(41,166)	(39,855)	(33,762)
Unrecognized net actuarial loss	52,911	45,112	39,527	35,604
Net amount recognized	$6,528	$3,946	$(328)	$1,842

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(52,911)	$(45,112)	$(39,527)	$(35,604)
Deferred tax asset	17,440	15,226	12,926	11,716
Accumulated other comprehensive loss	$(35,471)	$(29,886)	$(26,601)	$(23,888)

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 14—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The components of net periodic pension cost were as follows (in thousands):

Years ended September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Service cost	$508	$550	$4,167	$2,614
Interest cost	9,565	9,387	9,121	9,759
Expected return on plan assets	(10,091)	(9,979)	(9,334)	(9,569)
Amortization of actuarial loss	1,593	985	917	—
Curtailment charge	—	—	693	—
Administrative expenses	82	85	92	100
Net pension cost	$1,657	$1,028	$5,656	$2,904

Years ended September 30,	2012	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	4.3%	5.2%	5.2%	5.6%
Rate of compensation increase	3.8%	4.3%	4.3%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	5.2%	5.2%	5.6%	7.3%
Expected return on plan assets	7.0%	7.0%	7.2%	7.8%
Rate of compensation increase	4.3%	4.3%	4.5%	4.8%

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

We do not direct the day-to-day operations and selection process of individual securities and investments and, accordingly, we have retained the professional services of investment management organizations to fulfill those tasks. The investment management organizations have investment discretion over the assets placed under their management. We provide each investment manager with specific investment guidelines by asset class.

The target ranges for each major category of the plans’ assets at September 30, 2012 are as follows:

Asset Category	Allocation Range
Equity securities	40% to 75%
Debt securities	25% to 60%
Real estate and cash	0% to 10%

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 14—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 5 for a description of each level within the fair value hierarchy.

All assets classified as Level 2 or Level 3 in the table below are invested in pooled separate accounts or common collective trusts which do not have publicly quoted prices. The fair value of the pooled separate accounts and common collective trusts are determined based on the net asset value of the underlying investments. The fair value of the underlying investments held by the pooled separate accounts and common collective trusts, other than real estate investments, is generally based upon quoted prices in active markets. The fair value of the underlying investments comprised of real estate properties is determined through an appraisal process which uses valuation methodologies including comparisons to similar real estate and discounting of income streams. For investments in the pooled separate accounts and common collective trusts categorized as Level 2 below, there are no restrictions on the ability of our benefit plans to sell these investments. The investments in pooled separate accounts categorized as Level 3 below may be restricted as to the ability of our benefit plans to sell these investments based upon the availability of cash in the investment holdings at any point in time.

	September 30, 2012				September 30, 2011				September 30, 2010				September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$3,991	$—	$3,991	$—	$2,344	$—	$2,344	$—	$2,579	$—	$2,579	$—	$3,678	$—	$3,678
Equity:
U.S. equity securities	—	47,242	—	47,242	—	39,412	—	39,412	—	41,756	—	41,756	—	40,529	—	40,529
U.K. equity securities	—	38,542	—	38,542	—	31,248	—	31,248	—	30,580	—	30,580	—	26,939	—	26,939
Other foreign equity securities	—	26,715	—	26,715	—	22,444	—	22,444	—	22,625	—	22,625	—	20,343	—	20,343
Fixed Income:
U.S. treasury securities	—	13,647	—	13,647	—	14,679	—	14,679	—	15,509	—	15,509	—	14,848	—	14,848
U.K. treasury securities	—	3,412	—	3,412	—	5,948	—	5,948	—	5,659	—	5,659	—	4,636	—	4,636
Corporate debt securities	—	29,591	569	30,160		22,832	386	23,218	—	20,917	552	21,469	—	18,110	386	18,496
Real Estate	—	—	5,614	5,614	—	—	5,026	5,026	—	—	3,519	3,519	—	—	2,939	2,939
Total	$—	$163,140	$6,183	$169,323	$—	$138,907	$5,412	$144,319	$—	$139,625	$4,071	$143,696	$—	$129,083	$3,325	$132,408

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Pooled Separate Accounts
Balance as of October 1, 2008	$7,881
Realized and unrealized losses, net	(3,121)
Purchases, sales and settlements, net	(1,435)
Balance as of September 30, 2009	3,325
Realized and unrealized gains, net	47
Purchases, sales and settlements, net	699
Balance as of September 30, 2010	4,071
Realized and unrealized gains, net	633
Purchases, sales and settlements, net	708
Balance as of September 30, 2011	5,412
Realized and unrealized gains, net	381
Purchases, sales and settlements, net	390
Balance as of September 30, 2012	$6,183

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 14—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS—Continued

The pension plans held no positions in Cubic Corporation common stock as of September 30, 2012, 2011, 2010 and 2009.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2013	$6,893
2014	7,295
2015	7,730
2016	8,028
2017	8,487
2018-2022	49,988

NOTE 15—OTHER COMPREHENSIVE INCOME

We present other comprehensive income (OCI) and its components in the statement of changes in shareholders’ equity.  Accumulated OCI (loss) consisted of the following (in thousands):

September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Adjustment to pension liability	$(35,471)	$(29,886)	$(26,601)	$(23,888)
Foreign currency translation	18,104	7,416	8,666	9,534
Net unrealized (losses) gains from cash flow hedges	(3,781)	(4,023)	1,595	112
	$(21,148)	$(26,493)	$(16,340)	$(14,242)

The adjustment to the pension liability is shown net of a tax benefit of $17.4 million, $15.2 million, $12.9 million and $11.7 million at September 30, 2012, 2011, 2010 and 2009, respectively.  Deferred income taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested.

NOTE 16—LEGAL MATTERS

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a United States District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by United States citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the $8.8 million owed to the U.S. District Court on April 18, 2012, resulting in the cessation of further post-judgment interest expense. We had recorded a liability for the judgment amount in a previous year and had accrued interest through the date of the payment, so there was no impact on 2012 earnings other than interest accrued of $0.2 million.  We are unable to determine whether the U.S. District Court will award additional pre-judgment interest, which the plaintiff has asserted should be $1.4 million, or reimbursement to the plaintiff for attorney’s fees amounting to $0.1 million, because these are discretionary with the court. Therefore, we have not recorded a liability for these amounts as of September 30, 2012. The District Court heard argument from both parties on September 24, 2012 and we are awaiting their decision.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim seeks recoupment from us of the alleged lost revenue and an unspecified amount of fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We are currently unable to estimate the amount of any other fees or damages related to this matter in excess of the amount that has been recorded through September 30, 2012. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds are treated as a gain contingency and will not be recognized in the financial statements until receipt of any such proceeds is assured.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 17—BUSINESS SEGMENT INFORMATION

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

We evaluate performance and allocate resources based on total segment operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial and are eliminated in consolidation.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 17—BUSINESS SEGMENT INFORMATION—Continued

Our reportable segments are business units that offer different products and services and are each managed separately. Operating results for each segment are reported separately to senior corporate management to make decisions as to the allocation of corporate resources and to assess performance.

Business segment financial data is as follows (in millions):

Years ended September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Sales:
Transportation Systems	$513.6	$427.1	$383.0	$314.3
Defense Systems	375.4	390.7	368.2	287.5
Mission Support Services	491.4	476.5	444.9	420.6
Other	1.1	1.3	2.1	3.5
Total sales	$1,381.5	$1,295.6	$1,198.2	$1,025.9

Operating income:
Transportation Systems	$76.3	$66.9	$51.8	56.4
Defense Systems	34.6	29.8	31.6	19.9
Mission Support Services	21.9	23.9	27.9	25.9
Unallocated corporate expenses and other	(4.8)	(7.1)	(4.7)	(6.3)
Total operating income	$128.0	$113.5	$106.6	$95.9

Assets:
Transportation Systems	$269.9	$169.8	$163.1	$173.1
Defense Systems	122.5	144.0	161.7	162.7
Mission Support Services	212.8	213.0	124.1	141.2
Corporate and other	421.1	439.7	422.6	286.6
Total assets	$1,026.3	$966.5	$871.5	$763.6

Depreciation and amortization:
Transportation Systems	$3.7	$3.6	$3.5	$2.4
Defense Systems	5.5	5.4	4.8	6.0
Mission Support Services	12.5	12.3	5.2	6.2
Corporate and other	1.2	1.0	1.0	1.0
Total depreciation and amortization	$22.9	$22.3	$14.5	$15.6

Expenditures for long-lived assets:
Transportation Systems	$2.7	$2.2	$1.8	$1.2
Defense Systems	8.9	5.5	4.4	3.3
Mission Support Services	1.1	0.3	0.3	—
Corporate and other	1.5	0.7	0.4	0.8
Total expenditures for long-lived assets	$14.2	$8.7	$6.9	$5.3

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 17—BUSINESS SEGMENT INFORMATION—Continued

Years ended September 30,	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Geographic Information:
Sales (a):
United States	$729.5	$754.0	$790.9	$654.6
United Kingdom	273.1	244.0	200.3	196.9
Canada	54.9	27.5	9.4	18.7
Australia	182.5	101.1	56.3	41.3
Middle East	14.4	35.4	27.9	19.2
Far East	56.4	82.7	85.5	63.9
Other	70.7	50.9	27.9	31.3
Total sales	$1,381.5	$1,295.6	$1,198.2	$1,025.9

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$42.4	$40.5	$41.3	$43.7
United Kingdom	9.5	9.1	9.5	10.2
Other foreign countries	6.1	2.9	2.2	2.0
Total long-lived assets, net	$58.0	$52.5	$53.0	$55.9

MSS and CDS segment sales include $685.5 million, $728.2 million, $679.4 million and $608.4 million in 2012, 2011, 2010 and 2009, respectively, of sales to U.S. government agencies. CTS segment sales include $178.7 million, $170.2 million, $144.2 million and $115.2 million in 2012, 2011, 2010 and 2009, respectively, of sales under various contracts with our customer, TfL.  No other customer accounts for 10% or more of our revenues for any periods presented.

NOTE 18—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended September 30, 2012, 2011 and 2010:

					Year
	Three Months Ended				Ended
Fiscal 2012	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
			(As Restated)	(As Restated)
Net sales	$359,687	$365,397	$339,645	$316,766	$1,381,495
Operating income	29,142	38,586	32,540	27,754	128,022
Net income attributable to Cubic	21,088	26,721	23,397	20,694	91,900
Net income per share	0.79	1.00	0.88	0.77	3.44

					Year
	Three Months Ended				Ended
Fiscal 2011	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$343,021	$322,787	$347,889	$281,884	$1,295,581
Operating income	19,688	27,790	40,610	25,420	113,508
Net income attributable to Cubic	14,625	22,050	28,785	18,134	83,594
Net income per share	0.55	0.82	1.08	0.68	3.13

					Year
	Three Months Ended				Ended
Fiscal 2010	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$353,996	$325,118	$272,483	$246,595	$1,198,192
Operating income	31,457	22,328	34,837	18,011	106,633
Net income attributable to Cubic	16,588	16,730	26,940	11,836	72,094
Net income per share	0.62	0.63	1.01	0.44	2.70

The following tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for the quarters ended March 31, 2012, December 31, 2011, and each of the quarters in the years ended September 30, 2011 and 2010. For further information regarding these adjustments, See Note 2.

For the three month periods ended September 30, 2011, and June 30, 2011, $5.0 million and $8.9 million, respectively, of costs were erroneously classified as product costs. As such, these costs were reclassified to service costs in the following tables.

	Consolidated Balance Sheet			Consolidated Balance Sheet
	March 31, 2012			December 31, 2011
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,766	$—	$230,766	$289,141	$—	$289,141
Restricted cash	68,584	—	68,584	—	—	—
Short-term investments	7,895	—	7,895	18,872	—	18,872
Accounts receivable - net	292,704	—	292,704	254,811	—	254,811
Recoverable income taxes	12,392	4,184	16,576	22,177	5,091	27,268
Inventories	50,664	734	51,398	42,172	1,169	43,341
Deferred income taxes and other current assets	24,325	(5,107)	19,218	20,783	(4,342)	16,441
Total current assets	687,330	(189)	687,141	647,956	1,918	649,874

Long-term contract receivables	23,590	—	23,590	24,140	—	24,140
Property, plant and equipment - net	55,525	—	55,525	52,045	—	52,045
Goodwill	146,812	—	146,812	146,413	—	146,413
Purchased intangibles	46,493	—	46,493	50,147	—	50,147
Other assets	18,920	1,506	20,426	18,118	1,506	19,624

Total assets	$978,670	$1,317	$979,987	$938,819	$3,424	$942,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,126	$1,659	$42,785	$30,372	$1,182	$31,554
Customer advances	168,670	(49,023)	119,647	172,988	(48,744)	124,244
Accrued compensation and other current liabilities	83,499	1,294	84,793	86,344	2,585	88,929
Income taxes payable	11,922	9,424	21,346	8,460	11,146	19,606
Current portion of long-term debt	4,556	—	4,556	4,539	—	4,539
Total current liabilities	309,773	(36,646)	273,127	302,703	(33,831)	268,872

Long-term debt	7,191	—	7,191	7,233	—	7,233
Other long-term liabilities	57,954	11,105	69,059	56,157	10,745	66,902

Shareholders’ equity:
Common stock	12,574	—	12,574	12,574	—	12,574
Retained earnings	641,336	29,107	670,443	620,291	29,963	650,254
Accumulated other comprehensive loss	(13,923)	(2,249)	(16,172)	(23,853)	(3,453)	(27,306)
Treasury stock at cost	(36,078)	—	(36,078)	(36,078)	—	(36,078)
Shareholders’ equity attributable to Cubic	603,909	26,858	630,767	572,934	26,510	599,444
Noncontrolling interest in variable interest entity	(157)	—	(157)	(208)	—	(208)
Total shareholders’ equity	603,752	26,858	630,610	572,726	26,510	599,236
	$978,670	$1,317	$979,987	$938,819	$3,424	$942,243

	Consolidated Balance Sheet			Consolidated Balance Sheet			Consolidated Balance Sheet
	June 30, 2011			March 31, 2011			December 31, 2010
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$312,857	$—	$312,857	$250,976	$—	$250,976	$214,271	$—	$214,271
Short-term investments	26,108	—	26,108	42,288	—	42,288	53,155	—	53,155
Accounts receivable - net	207,950	—	207,950	234,162	—	234,162	207,260	—	207,260
Recoverable income taxes	9,762	330	10,092	12,843	103	12,946	—	4,595	4,595
Inventories	37,578	3,652	41,230	33,248	4,139	37,387	35,471	5,067	40,538
Deferred income taxes and other current assets	41,746	(4,021)	37,725	41,580	(3,386)	38,194	40,465	(3,191)	37,274
Total current assets	636,001	(39)	635,962	615,097	856	615,953	550,622	6,471	557,093

Long-term contract receivables	24,275	—	24,275	25,180	—	25,180	26,530	—	26,530
Property, plant and equipment - net	47,828	—	47,828	47,635	—	47,635	47,210	—	47,210
Goodwill	146,972	—	146,972	146,769	—	146,769	150,291	—	150,291
Purchased intangibles	58,290	—	58,290	62,529	—	62,529	67,204	—	67,204
Other assets	15,047	2,064	17,111	15,333	2,038	17,371	15,271	2,016	17,287

Total assets	$928,413	$2,025	$930,438	$912,543	$2,894	$915,437	$857,128	$8,487	$865,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,304	$1,012	$42,316	$32,890	$1,011	$33,901	$22,766	$957	$23,723
Customer advances	161,474	(59,086)	102,388	154,022	(56,417)	97,605	160,830	(41,647)	119,183
Accrued compensation and other current liabilities	105,959	3,135	109,094	127,603	2,148	129,751	90,012	1,936	91,948
Income taxes payable	7,063	11,064	18,127	7,597	11,551	19,148	1,604	12,913	14,517
Current portion of long-term debt	4,554	—	4,554	4,556	—	4,556	4,541	—	4,541
Total current liabilities	320,354	(43,875)	276,479	326,668	(41,707)	284,961	279,753	(25,841)	253,912

Long-term debt	11,596	—	11,596	11,754	—	11,754	11,786	—	11,786
Other long-term liabilities	58,313	10,040	68,353	57,270	9,859	67,129	60,040	9,601	69,641

Shareholders’ equity:
Common stock	12,574	—	12,574	12,574	—	12,574	12,574	—	12,574
Retained earnings	577,155	40,186	617,341	556,341	38,950	595,291	541,475	30,111	571,586
Accumulated other comprehensive loss	(15,199)	(4,326)	(19,525)	(15,628)	(4,208)	(19,836)	(11,980)	(5,384)	(17,364)
Treasury stock at cost	(36,078)	—	(36,078)	(36,078)	—	(36,078)	(36,078)	—	(36,078)
Shareholders’ equity attributable to Cubic	538,452	35,860	574,312	517,209	34,742	551,951	505,991	24,727	530,718
Noncontrolling interest in variable interest entity	(302)	—	(302)	(358)	—	(358)	(442)	—	(442)
Total shareholders’ equity	538,150	35,860	574,010	516,851	34,742	551,593	505,549	24,727	530,276
	$928,413	$2,025	$930,438	$912,543	$2,894	$915,437	$857,128	$8,487	$865,615

	Consolidated Balance Sheet			Consolidated Balance Sheet			Consolidated Balance Sheet
	June 30, 2010			March 31, 2010			December 31, 2009
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$247,212	$—	$247,212	$259,122	$—	$259,122	$234,132	$—	$234,132
Short-term investments	79,372	—	79,372	68,912	—	68,912	24,070	—	24,070
Accounts receivable - net	217,001	—	217,001	218,962	—	218,962	206,333	—	206,333
Recoverable income taxes	—	3,541	3,541	—	3,900	3,900	—	276	276
Inventories	42,484	4,599	47,083	50,066	9,316	59,382	54,510	7,654	62,164
Deferred income taxes and other current assets	38,848	(1,994)	36,854	43,741	(3,641)	40,100	46,569	(3,514)	43,055
Total current assets	624,917	6,146	631,063	640,803	9,575	650,378	565,614	4,416	570,030

Long-term contract receivables	29,800	—	29,800	17,000	—	17,000	9,300	—	9,300
Property, plant and equipment - net	47,228	—	47,228	47,190	—	47,190	48,327	—	48,327
Goodwill	58,872	—	58,872	59,092	—	59,092	59,529	—	59,529
Purchased intangibles	34,035	—	34,035	25,274	—	25,274	26,952	—	26,952
Other assets	20,105	755	20,860	20,457	1,124	21,581	20,680	1,048	21,728

Total assets	$814,957	$6,901	$821,858	$809,816	$10,699	$820,515	$730,402	$5,464	$735,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,768	$781	$36,549	$36,742	$789	$37,531	$19,476	$755	$20,231
Customer advances	131,505	(35,349)	96,156	119,404	(40,877)	78,527	121,197	(35,265)	85,932
Accrued compensation and other current liabilities	93,927	867	94,794	121,264	456	121,720	84,423	(322)	84,101
Income taxes payable	19,515	10,323	29,838	18,293	12,681	30,974	3,053	6,662	9,715
Current portion of long-term debt	4,518	—	4,518	4,527	—	4,527	4,561	—	4,561
Total current liabilities	285,233	(23,378)	261,855	300,230	(26,951)	273,279	232,710	(28,170)	204,540

Long-term debt	15,884	—	15,884	16,077	—	16,077	16,409	—	16,409
Other long-term liabilities	43,499	7,551	51,050	45,199	7,487	52,686	46,048	7,599	53,647

Shareholders’ equity:
Common stock	12,574	—	12,574	12,574	—	12,574	12,530	—	12,530
Retained earnings	510,720	28,549	539,269	488,020	34,521	522,541	469,406	28,600	498,006
Accumulated other comprehensive loss	(16,333)	(5,821)	(22,154)	(15,664)	(4,358)	(20,022)	(10,630)	(2,565)	(13,195)
Treasury stock at cost	(36,074)	—	(36,074)	(36,074)	—	(36,074)	(36,071)	—	(36,071)
Shareholders’ equity attributable to Cubic	470,887	22,728	493,615	448,856	30,163	479,019	435,235	26,035	461,270
Noncontrolling interest in variable interest entity	(546)	—	(546)	(546)	—	(546)	—	—	—
Total shareholders’ equity	470,341	22,728	493,069	448,310	30,163	478,473	435,235	26,035	461,270
	$814,957	$6,901	$821,858	$809,816	$10,699	$820,515	$730,402	$5,464	$735,866

	Consolidated Statement of Income					Consolidated Statement of Income
	Three Months Ended September 30, 2011					Three Months Ended September 30, 2010
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$177,762	$(4,582)	$3,733	$(4,834)	$172,079	$179,889	$2,387	$2,289	$(4,388)	$180,177
Services	169,148	(3,690)	650	4,834	170,942	167,817	1,614	—	4,388	173,819
	346,910	(8,272)	4,383	—	343,021	347,706	4,001	2,289	—	353,996

Costs and expenses:
Products	127,070	2,048	2,978	(9,907)	122,189	134,524	(1,170)	2,122	(3,687)	131,789
Services	134,285	505	646	9,021	144,457	143,799	(128)	—	4,364	148,035
Selling, general and administrative	43,724	—	550	886	45,160	32,627	—	392	(677)	32,342
Research and development	7,453	—	—	—	7,453	8,633	—	—	—	8,633
Amortization of purchased intangibles	4,074	—	—	—	4,074	1,740	—	—	—	1,740
	316,606	2,553	4,174	—	323,333	321,323	(1,298)	2,514	—	322,539

Operating income	30,304	(10,825)	209	—	19,688	26,383	5,299	(225)	—	31,457

Other income (expense):
Interest and dividend income	839	—	—	—	839	236	—	—	—	236
Interest expense	(306)	—	—	—	(306)	(473)	—	—	—	(473)
Other income (expense) - net	3,681	(48)	(1,509)	—	2,124	(4,470)	(39)	1,910	—	(2,599)

Income before income taxes	34,518	(10,873)	(1,300)	—	22,345	21,676	5,260	1,685	—	28,621

Income taxes	10,369	(3,028)	330	—	7,671	8,424	1,845	1,764	—	12,033

Net income	24,149	(7,845)	(1,630)	—	14,674	13,252	3,415	(79)	—	16,588

Less noncontrolling interest in income of VIE	49	—	—	—	49	—	—	—	—	—

Net income attributable to Cubic	$24,100	$(7,845)	$(1,630)	$—	$14,625	$13,252	$3,415	$(79)	$—	$16,588

Basic and diluted net income per common share	$0.90	$(0.29)	$(0.06)	$—	$0.55	$0.50	$0.13	$—	$—	$0.62

Average number of common shares outstanding	26,736	—	—	—	26,736	26,735	—	—	—	26,735

	Consolidated Statement of Income					Consolidated Statement of Income
	Three Months Ended June 30, 2011					Three Months Ended June 30, 2010
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$148,441	$(3,037)	$321	$(3,670)	$142,055	$189,812	$(2,439)	$(1,017)	$(18,363)	$167,993
Services	171,464	5,598	—	3,670	180,732	141,428	(2,666)	—	18,363	$157,125
	319,905	2,561	321	—	322,787	331,240	(5,105)	(1,017)	—	325,118

Costs and expenses:
Products	114,325	487	722	(14,048)	101,486	135,533	4,717	(859)	(19,169)	120,222
Services	131,424	341	—	13,227	144,992	124,068	140	—	17,961	142,169
Selling, general and administrative	36,831	—	329	821	37,981	32,310	—	188	1,208	33,706
Research and development	6,281	—	—	—	6,281	4,995	—	—	—	4,995
Amortization of purchased intangibles	4,257	—	—	—	4,257	1,698	—	—	—	1,698
	293,118	828	1,051	—	294,997	298,604	4,857	(671)	—	302,790

Operating income	26,787	1,733	(730)	—	27,790	32,636	(9,962)	(346)	—	22,328

Other income (expense):
Interest and dividend income	490	—	—	—	490	457	—	—	—	457
Interest expense	(374)	—	—	—	(374)	(414)	—	—	—	(414)
Other income (expense) - net	767	(44)	509	—	1,232	(727)	(20)	1,066	—	319

Income before income taxes	27,670	1,689	(221)	—	29,138	31,952	(9,982)	720	—	22,690

Income taxes	6,800	443	(211)	—	7,032	9,250	(3,399)	109	—	5,960

Net income	20,870	1,246	(10)	—	22,106	22,702	(6,583)	611	—	16,730

Less noncontrolling interest in income of VIE	56	—	—	—	56	—	—	—	—	—

Net income attributable to Cubic	$20,814	$1,246	$(10)	$—	$22,050	$22,702	$(6,583)	$611	$—	$16,730

Basic and diluted net income per common share	$0.78	$0.05	$—	$—	$0.82	$0.85	$(0.25)	$0.02	$—	$0.63

Average number of common shares outstanding	26,736	—	—	—	26,736	26,736	—	—	—	26,736

	Consolidated Statement of Income					Consolidated Statement of Income					Consolidated Statement of Income
	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011					Three Months Ended March 31, 2010
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$157,630	$(2,026)	$172	$—	$155,776	$157,350	$(2,052)	$82	$—	$155,380	$134,253	$2,933	$(18)	$(3,539)	$133,629
Services	183,364	505	—	—	183,869	176,618	15,891	—	—	192,509	130,306	5,009	—	3,539	138,854
	340,994	(1,521)	172	—	339,645	333,968	13,839	82	—	347,889	264,559	7,942	(18)	—	272,483

Costs and expenses:
Products	106,679	435	370	(800)	106,684	106,510	928	(86)	(539)	106,813	92,739	(1,662)	51	(2,798)	88,330
Services	145,787	(145)	—	—	145,642	152,453	(84)	—	—	152,369	113,139	615	—	1,563	115,317
Selling, general and administrative	43,029	—	(790)	800	43,039	37,377	—	598	539	38,514	27,228	—	215	1,235	28,678
Research and development	8,072	—	—	—	8,072	5,271	—	—	—	5,271	3,611	—	—	—	3,611
Amortization of purchased intangibles	3,668	—	—	—	3,668	4,312	—	—	—	4,312	1,710	—	—	—	1,710
	307,235	290	(420)	—	307,105	305,923	844	512	—	307,279	238,427	(1,047)	266	—	237,646

Operating income	33,759	(1,811)	592	—	32,540	28,045	12,995	(430)	—	40,610	26,132	8,989	(284)	—	34,837

Other income (expense):
Interest and dividend income	964	—	—	—	964	375	—	—	—	375	551	—	—	—	551
Interest expense	(331)	—	—	—	(331)	(374)	—	—	—	(374)	(418)	—	—	—	(418)
Other income (expense) - net	12	(55)	165	—	122	(16)	(39)	(431)	—	(486)	5,165	(20)	76	—	5,221

Income before income taxes	34,404	(1,866)	757	—	33,295	28,030	12,956	(861)	—	40,125	31,430	8,969	(208)	—	40,191

Income taxes	10,100	(678)	425	—	9,847	8,000	3,487	(231)	—	11,256	10,411	2,850	(10)	—	13,251

Net income	24,304	(1,188)	332	—	23,448	20,030	9,469	(630)	—	28,869	21,019	6,119	(198)	—	26,940

Less noncontrolling interest in income of VIE	51	—	—	—	51	84	—	—	—	84	—	—	—	—	—

Net income attributable to Cubic	$24,253	$(1,188)	$332	$—	$23,397	$19,946	$9,469	$(630)	$—	$28,785	$21,019	$6,119	$(198)	$—	$26,940

Basic and diluted net income per common share	$0.91	$(0.04)	$0.01	$—	$0.88	$0.75	$0.35	$(0.02)	$—	$1.08	$0.79	$0.23	$(0.01)	$—	$1.01

Average number of common shares outstanding	26,736	—	—	—	26,736	26,736	—	—	—	26,736	26,736	—	—	—	26,736

	Consolidated Statement of Income					Consolidated Statement of Income					Consolidated Statement of Income
	Three Months Ended December 31, 2011					Three Months Ended December 31, 2010					Three Months Ended December 31, 2009
	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As	Previously	Revenue Recognition	Other		As
	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated	Reported	Adjustments	Adjustments	Reclassifications	Restated
	(amounts in thousands, except per share data)					(amounts in thousands, except per share data)					(amounts in thousands, except per share data)
Net sales:
Products	$157,312	$(3,153)	$(849)	$—	$153,310	$135,371	$(1,173)	$(2,779)	$—	$131,419	$132,785	$(2,642)	$(1,107)	$(3,079)	$125,957
Services	161,435	2,671	(650)	—	163,456	149,049	1,416	—	—	150,465	117,899	(1,986)	1,646	3,079	120,638
	318,747	(482)	(1,499)	—	316,766	284,420	243	(2,779)	—	281,884	250,684	(4,628)	539	—	246,595

Costs and expenses:
Products	114,751	434	(954)	(782)	113,449	90,087	701	(2,567)	(430)	87,791	94,855	(1,207)	(1,404)	(2,168)	90,076
Services	132,243	(189)	(646)	—	131,408	121,811	433	—	—	122,244	103,337	679	—	1,477	105,493
Selling, general and administrative	34,637	—	(199)	782	35,220	37,030	—	676	430	38,136	28,683	—	206	691	29,580
Research and development	4,896	—	—	—	4,896	6,255	—	—	—	6,255	1,737	—	—	—	1,737
Amortization of purchased intangibles	4,039	—	—	—	4,039	2,038	—	—	—	2,038	1,698	—	—	—	1,698
	290,566	245	(1,799)	—	289,012	257,221	1,134	(1,891)	—	256,464	230,310	(528)	(1,198)	—	228,584

Operating income	28,181	(727)	300	—	27,754	27,199	(891)	(888)	—	25,420	20,374	(4,100)	1,737	—	18,011

Other income (expense):
Interest and dividend income	762	—	—	—	762	864	—	—	—	864	346	—	—	—	346
Interest expense	(347)	—	—	—	(347)	(407)	—	—	—	(407)	(450)	—	—	—	(450)
Other income (expense) - net	1,691	(51)	(717)	—	923	(227)	(40)	(941)	—	(1,208)	593	(16)	119	—	696

Income before income taxes	30,287	(778)	(417)	—	29,092	27,429	(931)	(1,829)	—	24,669	20,863	(4,116)	1,856	—	18,603

Income taxes	8,800	(338)	(109)	—	8,353	7,400	(382)	(604)	—	6,414	7,200	(1,195)	762	—	6,767

Net income	21,487	(440)	(308)	—	20,739	20,029	(549)	(1,225)	—	18,255	13,663	(2,921)	1,094	—	11,836

Less noncontrolling interest in income of VIE	45	—	—	—	45	121	—	—	—	121	—	—	—	—	—

Net income attributable to Cubic	$21,442	$(440)	$(308)	$—	$20,694	$19,908	$(549)	$(1,225)	$—	$18,134	$13,663	$(2,921)	$1,094	$—	$11,836

Basic and diluted net income per common share	$0.80	$(0.02)	$(0.01)	$—	$0.77	$0.74	$(0.02)	$(0.05)	$—	$0.68	$0.51	$(0.11)	$0.04	$—	$0.44

Average number of common shares outstanding	26,736	—	—	—	26,736	26,736	—	—	—	26,736	26,732	—	—	—	26,732

	Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)
Operating Activities:
Net income	$24,149	$(9,475)	$14,674	$16,880	$3,336	$20,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,095	—	6,095	3,229	—	3,229
Provision for doubtful accounts			—	(3,889)	—	(3,889)
Changes in operating assets and liabilities	6,170	7,503	13,673	38,174	(1,204)	36,970
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,414	(1,972)	34,442	54,394	2,132	56,526

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	—	(1,074)	—	(1,074)
Consolidation of variable interest entity	—	—	—	(2)	—	(2)
Proceeds from sales or maturities of short-term investments	279	—	279	46,057	—	46,057
Purchases of short-term investments	—	—	—	(50,766)	—	(50,766)
Purchases of property, plant and equipment	(3,127)	—	(3,127)	(2,239)	—	(2,239)
NET CASH USED IN INVESTING ACTIVITIES	(2,848)	—	(2,848)	(8,024)	—	(8,024)

Financing Activities:
Principal payments on long-term debt	(139)	—	(139)	(135)	—	(135)
Dividends paid to shareholders	(2,406)	—	(2,406)	(2,405)	—	(2,405)
NET CASH USED IN FINANCING ACTIVITIES	(2,545)	—	(2,545)	(2,540)	—	(2,540)

Effect of exchange rates on cash	(14,730)	1,972	(12,758)	4,392	(2,132)	2,260

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,291	—	16,291	48,222	—	48,222

Cash and cash equivalents at the beginning of the period	312,857	—	312,857	247,212	—	247,212

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$329,148	$—	$329,148	$295,434	$—	$295,434

	Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)
Operating Activities:
Net income	$20,870	$1,236	$22,106	$22,702	$(5,972)	$16,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,160	—	6,160	3,946	—	3,946
Changes in operating assets and liabilities	24,915	(1,157)	23,758	(15,530)	7,144	(8,386)
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,945	79	52,024	11,118	1,172	12,290

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	—	(6,326)	—	(6,326)
Proceeds from sales or maturities of short-term investments	16,180	—	16,180	33,711	—	33,711
Purchases of short-term investments	—	—	—	(44,171)	—	(44,171)
Purchases of property, plant and equipment	(2,026)	—	(2,026)	(1,936)	—	(1,936)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,154	—	14,154	(18,722)	—	(18,722)

Financing Activities:
Principal payments on long-term debt	(142)	—	(142)	(131)	—	(131)
Dividends paid to shareholders	(5,080)	—	(5,080)	(2,407)	—	(2,407)
NET CASH USED IN FINANCING ACTIVITIES	(5,222)	—	(5,222)	(2,538)	—	(2,538)

Effect of exchange rates on cash	1,004	(79)	925	(1,768)	(1,172)	(2,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,881	—	61,881	(11,910)	—	(11,910)

Cash and cash equivalents at the beginning of the period	250,976	—	250,976	259,122	—	259,122

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$312,857	$—	$312,857	$247,212	$—	$247,212

	Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
Operating Activities:
Net income	$24,304	$(856)	$23,448	$20,030	$8,839	$28,869	$17,391	$5,921	$23,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,465	—	5,465	6,218	—	6,218	3,732	—	3,732
Changes in operating assets and liabilities	(31,334)	890	(30,444)	1,828	(9,275)	(7,447)	13,744	(5,962)	7,782
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,565)	34	(1,531)	28,076	(436)	27,640	34,867	(41)	34,826

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	—	(2,394)	—	(2,394)	—	—	—
Consolidation of variable interest entity	—	—	—	—	—	—	38,266	—	38,266
Proceeds from sales or maturities of short-term investments	10,977	—	10,977	10,867	—	10,867	3,148	—	3,148
Purchases of short-term investments	—	—	—	—	—	—	(47,990)	—	(47,990)
Purchases of property, plant and equipment	(4,901)	—	(4,901)	(2,135)	—	(2,135)	(1,532)	—	(1,532)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,076	—	6,076	6,338	—	6,338	(8,108)	—	(8,108)

Financing Activities:
Principal payments on long-term debt	(138)	—	(138)	(137)	—	(137)	(61)	—	(61)
Proceeds from issuance of common stock	—	—	—	—	—	—	44	—	44
Purchases of treasury stock	—	—	—	—	—	—	(3)	—	(3)
Dividends paid to shareholders	(3,208)	—	(3,208)	—	—	—	—	—	—
Change in restricted cash	(68,584)	—	(68,584)	—	—	—	—	—	—
NET CASH USED IN FINANCING ACTIVITIES	(71,930)	—	(71,930)	(137)	—	(137)	(20)	—	(20)

Effect of exchange rates on cash	9,044	(34)	9,010	2,428	436	2,864	(1,749)	41	(1,708)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,375)	—	(58,375)	36,705	—	36,705	24,990	—	24,990

Cash and cash equivalents at the beginning of the period	289,141	—	289,141	214,271	—	214,271	234,132	—	234,132

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$230,766	$—	$230,766	$250,976	$—	$250,976	$259,122	$—	$259,122

	Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows			Consolidated Statement of Cash Flows
	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
Operating Activities:
Net income	$21,487	$(748)	$20,739	$20,029	$(1,774)	$18,255	$13,663	$(1,827)	$11,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,832	—	5,832	3,868	—	3,868	3,562	—	3,562
Changes in operating assets and liabilities	(65,693)	745	(64,948)	(7,744)	609	(7,135)	(5,881)	1,833	(4,048)
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	(38,374)	(3)	(38,377)	16,153	(1,165)	14,988	11,344	6	11,350

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	—	(124,431)	—	(124,431)	(850)	—	(850)
Proceeds from sales or maturities of short-term investments	6,957	—	6,957	30,926	—	30,926	76	—	76
Purchases of short-term investments	—	—	—	—	—	—	(16,019)	—	(16,019)
Purchases of property, plant and equipment	(5,249)	—	(5,249)	(1,440)	—	(1,440)	(1,171)	—	(1,171)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,708	—	1,708	(94,945)	—	(94,945)	(17,964)	—	(17,964)

Financing Activities:
Principal payments on long-term debt	(4,136)	—	(4,136)	(4,137)	—	(4,137)	(4,214)	—	(4,214)
Purchases of treasury stock	—	—	—	(4)	—	(4)	—	—	—
NET CASH USED IN FINANCING ACTIVITIES	(4,136)	—	(4,136)	(4,141)	—	(4,141)	(4,214)	—	(4,214)

Effect of exchange rates on cash	795	3	798	1,770	1,165	2,935	892	(6)	886

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,007)	—	(40,007)	(81,163)	—	(81,163)	(9,942)	—	(9,942)

Cash and cash equivalents at the beginning of the period	329,148	—	329,148	295,434	—	295,434	244,074	—	244,074

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$289,141	$—	$289,141	$214,271	$—	$214,271	$234,132	$—	$234,132

NOTE 18A—QUARTERLY BASIS OF PRESENTATION (UNAUDITED)

We have prepared the accompanying unaudited condensed consolidated financial statements included in Note 18 in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature.

NOTE 18B — QUARTERLY BALANCE SHEET DETAILS (UNAUDITED)

The components of accounts receivable are as follows (in thousands):

	Fiscal Year 2012		Fiscal Year 2011			Fiscal Year 2010
	March 31	December 31	June 30	March 31	December 31	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Trade and other receivables	$13,623	$21,684	$18,697	$19,062	$21,514	$14,293	$16,777	$12,142
Long-term contracts:
Billed	87,000	86,847	89,400	101,268	82,694	117,552	98,752	76,214
Unbilled	216,341	170,960	124,818	139,685	130,248	117,914	123,786	132,543
Allowance for doubtful accounts	(670)	(540)	(690)	(673)	(666)	(2,958)	(3,353)	(5,266)
Total accounts receivable	316,294	278,951	232,225	259,342	233,790	246,801	235,962	215,633
Less estimated amounts not currently due	(23,590)	(24,140)	(24,275)	(25,180)	(26,530)	(29,800)	(17,000)	(9,300)
Current accounts receivable	$292,704	$254,811	$207,950	$234,162	$207,260	$217,001	$218,962	$206,333

Inventories consist of the following (in thousands):

	Fiscal Year 2012		Fiscal Year 2011			Fiscal Year 2010
	March 31	December 31	June 30	March 31	December 31	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Finished products	$—	$—	$—	$—	$—	$51	$714	$54
Work in process and inventoried costs under long-term contracts	83,725	70,920	81,472	75,779	75,124	94,894	112,751	106,518
Customer advances	(33,378)	(28,708)	(41,359)	(40,211)	(38,059)	(51,141)	(57,695)	(49,438)
Materials and purchased parts	1,051	1,129	1,117	1,819	3,473	3,279	3,612	5,030
	$51,398	$43,341	$41,230	$37,387	$40,538	$47,083	$59,382	$62,164

NOTE 18C — QUARTERLY COMPREHENSIVE INCOME (UNAUDITED)

Comprehensive income is as follows (in thousands):

	Three Months Ended		Three Months Ended				Three Months Ended
	Fiscal Year 2012		Fiscal Year 2011				Fiscal Year 2010
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net income	$23,448	$20,739	$14,674	$22,106	$28,869	$18,255	$16,588	$16,730	$26,940	$11,836
Foreign currency translation adjustments	7,846	347	(7,370)	543	2,938	2,639	8,034	(3,199)	(6,741)	1,038
Net unrealized gains (losses) from cash flow hedges	3,288	(1,160)	3,687	(232)	(5,410)	(3,663)	493	1,067	(86)	9
Comprehensive income	$34,582	$19,926	$10,991	$22,417	$26,397	$17,231	$25,115	$14,598	$20,113	$12,883

NOTE 18D — QUARTERLY FAIR VALUE OF FINANCIAL INSTRUMENTS (UNAUDITED)

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

The following tables present assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheet on a recurring basis (in thousands). The fair value of cash equivalents and short term investments approximates their cost. The fair value of tax exempt bonds are generally determined using standard observable inputs, including reported trades, quoted market prices, broker/dealer quotes and issuer spreads. Derivative financial instruments related to foreign currency forward contracts are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

	Fiscal Year 2012
	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$205,862	$—	$205,862	$251,913		$251,913
Short-term investments - U.S. government agency securities	—	—	—	—	—	—
Short-term investments - tax exempt bonds	—	7,895	7,895	—	18,872	18,872
Current derivative assets	—	2,197	2,197	—	1,000	1,000
Non-current derivative assets	—	3,041	3,041	—	2,196	2,196
Total assets measured at fair value	205,862	13,133	218,995	251,913	22,068	273,981
Liabilities
Current derivative liabilities	—	1,687	1,687	—	5,955	5,955
Non-current derivative liabilities	—	6,497	6,497	—	5,246	5,246
Total liabilities measured at fair value	$—	$8,184	$8,184	$—	$11,201	$11,201

	Fiscal Year 2011
	June 30, 2011			March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$166,602	$—	$166,602	$136,182	$—	$136,182	$118,800	$—	$118,800
Short-term investments - U.S. government agency securities	—	—	—	—	9,000	9,000	—	15,000	15,000
Short-term investments - tax exempt bonds	—	26,108	26,108	—	33,288	33,288	—	38,155	38,155
Current derivative assets	—	—	—	—	9,289	9,289	—	11,086	11,086
Non-current derivative assets	—	11,078	11,078	—	—	—	—	22	22
Total assets measured at fair value	166,602	37,186	203,788	136,182	51,577	187,759	118,800	64,263	183,063
Liabilities
Current derivative liabilities	—	13,983	13,983	—	13,836	13,836	—	4,257	4,257
Non-current derivative liabilities	—	8,987	8,987	—	6,988	6,988	—	10,063	10,063
Total liabilities measured at fair value	$—	$22,970	$22,970	$—	$20,824	$20,824	$—	$14,320	$14,320

	Fiscal Year 2010
	June 30, 2010			March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$134,103	$—	$134,103	$152,823	$—	$152,823	$199,893	$—	$199,893
Short-term investments - U.S. government agency securities	—	79,372	79,372	—	68,912	68,912	—	24,070	24,070
Short-term investments - tax exempt bonds	—	—	—	—	—	—	—	—	—
Current derivative assets	—	13,755	13,755	—	16,887	16,887	—	16,878	16,878
Non-current derivative assets	—		—	—		—	—	—	—
Total assets measured at fair value	134,103	93,127	227,230	152,823	85,799	238,622	199,893	40,948	240,841
Liabilities
Current derivative liabilities	—	13,749	13,749	—	16,765	16,765	—	16,691	16,691
Non-current derivative liabilities	—	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$13,749	$13,749	$—	$16,765	$16,765	$—	$16,691	$16,691

NOTE 18E — QUARTERLY DERIVATIVES AND HEDGING ACTIVITIES (UNAUDITED)

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates. We do not use any derivative financial instruments for trading or other speculative purposes.

The notional amounts outstanding under foreign exchange contracts were as follows (in millions):

	Fiscal Year 2012		Fiscal Year 2011				Fiscal Year 2010
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31

Foreign exchange contracts	$370.1	$358.4	$290.4	$334.8	$352.7	$224.5	$232.5	$233.7	$178.6	$176.8

The amount of gains and losses from hedges classified as not highly effective was not significant for the three months ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009.

NOTE 18F — QUARTERLY SEGMENT INFORMATION (UNAUDITED)

Business segment financial data is as follows (in millions):

	Three Months Ended		Three Months Ended				Three Months Ended
	Fiscal Year 2012		Fiscal Year 2011				Fiscal Year 2010
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales:
Transportation Systems	$131.7	$125.8	$117.5	$111.1	$110.3	$88.2	$107.9	$106.9	$98.7	$69.5
Defense Systems	80.7	83.3	106.5	85.6	104.1	94.5	123.0	106.6	63.9	74.7
Mission Support Services	126.9	107.5	118.7	125.9	133.1	98.8	122.4	111.3	109.4	101.8
Other	0.3	0.2	0.3	0.2	0.4	0.4	0.7	0.3	0.5	0.6
Total sales	$339.6	$316.8	$343.0	$322.8	$347.9	$281.9	$354.0	$325.1	$272.5	$246.6

Operating income:
Transportation Systems	$23.4	$17.9	$9.2	$17.1	$26.6	$14.0	$12.2	$10.0	$22.3	$7.3
Defense Systems	6.1	6.0	7.1	4.0	10.8	7.9	12.2	6.0	6.8	6.6
Mission Support Services	4.6	4.5	5.7	8.0	5.1	5.1	7.7	7.5	7.1	5.6
Unallocated corporate expenses and other	(1.6)	(0.6)	(2.3)	(1.3)	(1.9)	(1.6)	(0.6)	(1.2)	(1.4)	(1.5)
Total operating income	$32.5	$27.8	$19.7	$27.8	$40.6	$25.4	$31.5	$22.3	$34.8	$18.0

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $2.3 million in the three months ended September 30, 2012, $12.8 million in the three months ended June 30, 2012, $7.1 million in the three months ended March 31, 2012, and $1.2 million in the three months ended December 31, 2011. These adjustments increased net income by approximately $1.5 million ($0.06 per share) in the three months ended September 30, 2012, $8.3 million ($0.31 per share) in the three months ended June 30, 2012, $4.9 million ($0.19 per share) in the three months ended March 31, 2012, and $0.9 million ($0.03 per share) in the three months ended December 31, 2011.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $12.1 million in the three months ended September 30, 2011, $3.7 million in the three months ended June 30, 2011, $6.1 million in the three months ended March 31, 2011, and $3.5 million in the three months ended December 31, 2010. These adjustments increased net income by approximately $8.5 million ($0.32 per share) in the three months ended September 30, 2011, $2.3 million ($0.09 per share) in the three months ended June 30, 2011, $4.2 million ($0.16 per share) in the three months ended March 31, 2011, and $2.1 million ($0.08 per share) in the three months ended December 31, 2010.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $9.9 million in the three months ended September 30, 2010, decreased operating profit by approximately $1.9 million in the three months ended June 30, 2010, and increased operating profit by approximately $5.1 million in the three months ended March 31, 2010 and $4.7 million in the three months ended December 31, 2009. These adjustments increased net income by approximately $6.7 million ($0.25 per share) in the three months ended September 30, 2010, decreased net income by approximately $1.3 million ($0.05 per share) in the three months ended June 30, 2010, and increased net income by approximately $3.5 million ($0.13 per share) in the three months ended March 31, 2010 and $3.1 million ($0.12 per share) in the three months ended December 31, 2009.

NOTE 18G — QUARTERLY ACQUISITION (UNAUDITED)

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

The amount of Abraxas’ net sales and net loss after taxes included in our consolidated financial statements are as follows (in thousands):

	Three Months Ended		Three Months Ended
	Fiscal Year 2012		Fiscal Year 2011
	March 31	December 31	September 30	June 30	March 31	December 31

Net sales	$17.0	$19.2	$19.5	$15.0	$15.5	$—

Net loss after taxes	0.5	0.5	1.3	0.2	0.8	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2012, September 30, 2011 (restated), September 30, 2010 (restated) and September 30, 2009 (restated), and the related consolidated statements of income, changes in shareholders’ equity, and changes in cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2012, September 30, 2011 (restated), September 30, 2010 (restated) and September 30, 2009 (restated), and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Cubic Corporation has restated previously issued financial statements as of September 30, 2011, September 30, 2010 and September 30, 2009, and for the years then ended.

As discussed in Note 1 to the consolidated financial statements, Cubic Corporation changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No.  2010-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2010-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective October 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
December 14, 2012

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures - In July of 2012 the Audit Committee concluded that our previously issued consolidated financial statements contained material errors and should be restated. Based upon our consideration and assessment of the errors and the related accounting analyses, we also identified material weaknesses in internal control over financial reporting for such periods.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Interim Chief Executive Officer and Chief Financial Officer. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have begun dedicating resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2012:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers, we did not maintain a sufficient number of personnel with an appropriate level of  knowledge and experience or ongoing training in Generally Accepted Accounting Principles in the United States (“GAAP) to challenge our application of GAAP commensurate with the number and complexity of the Company’s contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner.

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

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012. Our internal control over financial reporting as of September 30, 2012, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

Plans for Remediation of Material Weaknesses  — We are in the process of adding resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2012. We have also begun revising our revenue recognition policy, and providing additional training to personnel involved in the revenue recognition process.

Subsequent to September 30, 2012, we are developing a remediation plan (the “Remediation Plan”) to address the material weaknesses described above. The Remediation Plan will ensure that each area affected by a material control weakness is put through a remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•                  Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners and procedural or technological gaps causing the deficiency. This work is underway for all identified areas;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in its revenue recognition process due to the number, knowledge and training of personnel and due to inadequate review and approval policies. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2012, September 30, 2011 (restated), September 30, 2010 (restated) and September 30, 2009 (restated), and the related statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of those financial statements and this report does not affect our report dated December 14, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cubic Corporation has not maintained effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

San Diego, California

December 14, 2012

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer.  Such code of ethics appears on our web site at: http://www.cubic.com/corp1/invest/governance.html.

Item 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation will be included in the Proxy Statement, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in the Proxy Statement, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions, and director independence will be included in the Proxy Statement, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accounting fees and services will be included in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

(1)                                 The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Balance Sheets
September 30, 2012, 2011, 2010 and 2009

Consolidated Statements of Income
Years ended September 30, 2012, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2012, 2011, 2010 and 2009

Consolidated Statements of Cash Flows
Years ended September 30, 2012, 2011, 2010 and 2009

Notes to Consolidated Financial Statements
September 30, 2012

(2)                                 The following consolidated financial statement schedules of Cubic Corporation and subsidiaries:

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
4.1	Form of Common Stock Certificate. Attached hereto as Exhibit 4.1
10.1*	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Second Amended and Restated Credit Agreement dated May 8, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.
10.4	Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.
10.5*	Amended and Restated Deferred Compensation Plan dated July 1, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.4.
10.6*	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed March 2, 2012, file No. 001-08931
10.7*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Changes in Shareholders Equity, and (v) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/14/12	/s/ William W. Boyle
Date	WILLIAM W. BOYLE,
Interim President and Chief Executive Officer, and
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/14/12	/s/ William W. Boyle	12/14/12	/s/ Walter C. Zable
Date	WILLIAM W. BOYLE,	Date	WALTER C. ZABLE,
	Director		Executive Chairman of the Board of Directors
Interim President and Chief Executive Officer,
and Executive Vice President
and Chief Financial Officer
(Principal Executive and Financial Officer)

12/14/12	/s/ Mark A. Harrison	12/14/12	/s/ Bruce G. Blakley
Date	MARK A. HARRISON,	Date	BRUCE G. BLAKLEY,
	Senior Vice President and Corporate Controller		Director
(Principal Accounting Officer)

12/14/12	/s/ Edwin A. Guiles	12/14/12	/s/ Robert S. Sullivan
Date	EDWIN A. GUILES,	Date	ROBERT S. SULLIVAN,
	Director		Director

12/14/12	/s/ John H. Warner
Date	JOHN H. WARNER,
Director