Form 10-K/A
period 2012-09-30
CUBIC CORP /DE/
filed 2013-01-28
CIK 26076

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

Number of shares of common stock outstanding as of December 31, 2012 including shares held by affiliates is: 26,736,307 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

On December 14, 2012, Cubic Corporation (the “Company”, “we”, “us”) filed its Annual Report on Form 10-K for the year ended September 30, 2012 (the “2012 Form 10-K”) with the Securities and Exchange Commission (the “SEC”).

Pursuant to Instruction G(3) of Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the 2012 Form 10-K to include the information required by Part III of Form 10-K due to the fact that the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders will be filed with the SEC more than 120 days after the end of its 2012 fiscal year.

Through this Amendment No. 1, the following items in the 2012 Form 10-K are hereby amended and restated in their entirety:

•                  Item 10 (Directors, Executive Officers and Corporate Governance);

•                  Item 11 (Executive Compensation);

•                  Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters);

•                  Item 13 (Certain Relationships and Related Transactions, and Director Independence);

•                  Item 14 (Principal Accounting Fees and Services); and

•                  Item 15 (Exhibits, Financial Statement Schedules).

Except as set forth in this Amendment No. 1, no other items in the 2012 Form 10-K are being amended hereby.  The Company has not undertaken any obligation to update or supplement any other items in the 2012 Form 10-K, including, without limitation, the Company’s consolidated financial statements included therein (the “2012 Financial Statements”), to reflect any events occurring after December 14, 2012 or to modify or update information or disclosures in the 2012 Form 10-K or the 2012 Financial Statements affected by other subsequent events.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

THE BOARD OF DIRECTORS

Our Board of Directors (“Board”) has six members who are elected by a plurality vote on an annual basis at our Annual Meeting of Shareholders, each to hold office for one year and until his successor is elected, or until such Director’s earlier death, resignation or removal.  As of December 31, 2012, our Board consisted of the following members.

Management Directors

Walter C. Zable, 66, Director since 1976.  Executive Chairman of the Board.

William W. Boyle, MBA, 78, Director since 1995.

Independent Directors

Bruce G. Blakley, CPA, 67, Director since 2008.

Edwin A. Guiles, 63, Director since 2008.

Robert S. Sullivan, Ph.D., 69, Director since 2004.

John H. Warner, Jr., Ph.D., 71, Director since 2007.

As part of the biographical information for each of our Directors, included below is a description of certain experience, qualifications, attributes and skills that contribute to such Director’s effectiveness as a Director, and to the Board’s effectiveness overall, and that led our Nominating and Corporate Governance Committee and Board to conclude that these individuals should serve as our Directors.

Walter C. Zable.  Mr. Zable has been our Executive Chairman of the Board since June 2012 and has served as a director and Vice Chairman of the Board since 1976.  He has also served as Vice President of the Company from 2003 to June 2012, and Chairman of the Board of Cubic Transportation Systems, Inc., a wholly-owned subsidiary of the Company from 2003 to June 2012.  Beginning in 1976, he has held a variety of management positions with increasing responsibilities in defense and most recently with our transportation subsidiary.  He is the son of the late Walter J. Zable, founder of the Company.  Mr. Zable’s extensive knowledge of our company and his wealth of experience in the technology industry provide him with the background to be the Executive Chairman of the Board.

William W. Boyle.  Mr. Boyle has been our Interim President and Chief Executive Officer and Executive Vice President since June 2012, and Chief Financial Officer since 1983.  He has served as a Director since 1995.  Previously, Mr. Boyle held financial management positions with General Electric, Occidental Petroleum, and the Wickes Corporation.  Mr. Boyle’s extensive experience in financing, banking relationships, human resources, management of legal issues and strategic planning provide him with the background to be a very important member of our Board.

Bruce G. Blakley.  Mr. Blakley has served as an Independent Director since 2008.  He is a CPA and is Chairman of our Audit and Compliance Committee and is our Audit Committee Financial Expert.  He also is a member of the Executive Compensation Committee.  Mr. Blakley was an audit partner and, from 1996 to 1998, was Managing Partner in the San Diego office of the national accounting firm Coopers & Lybrand (PricewaterhouseCoopers since 1998).  He was employed there in auditing private and public companies and consulting with their boards of directors and executives for 32 years until his retirement in 2005.  He maintains his CPA license and teaches at the University of California, San Diego.  He has been a Director and Chair of the Audit Committee of Excel Trust, Inc. since April 2010.  In 2007 he completed two years of service as Board Chair of The San Diego Foundation, a non-profit organization with over $575 million in assets.  He has also been Chair of its Finance, Audit and Executive Committees, and a Director for 14 years.  Mr. Blakley’s public, private and non-profit business experience and his academic experience provide him with the background to be a very important member of our Board, particularly regarding financial matters of the Company.

Edwin A. Guiles.  Mr. Guiles has served as an Independent Director and a member of the Audit and Compliance Committee since 2008 and the Executive Compensation Committee since 2010.  He retired in 2009 as Executive Vice President — Corporate Development of Sempra Energy, a Fortune 400 company.  From 2000 to 2006 Mr. Guiles was Chairman and CEO of Sempra Energy’s utilities San Diego Gas & Electric Company (“SDG&E”) and Southern California Gas Company.  He held a variety of management positions since joining SDG&E in 1972.  At SDG&E he held increasingly important jobs including managing its natural gas pipeline transmission system, and administration of its 20% ownership interest in the San Onofre Nuclear Generating System.

Since 2008, he has also been a director of the California Water Service Group.  As an executive in a highly regulated industry, he brings unique governmental relations experience to our Board.  He is also very knowledgeable in risk management, which is attracting close scrutiny at this time.  Mr. Guiles’ public and non-profit business experience provides him with the background to be a very important member of our Board, particularly regarding financial, risk and government related matters for the Company.

Robert S. Sullivan, Ph.D.  Dr. Sullivan has served as Lead Independent Director since 2004.  He is Chairman of the Executive Compensation Committee and member of the Audit and Compliance Committee.  Since 2003 he has been Dean, Rady School of Management, University of California, San Diego.  He also serves as a Director for American Assets Trust, Inc., which became a publicly traded company in January 2011.  From 1998 through 2002 he was Dean, Kenan-Flagler Business School, University of North Carolina, Chapel Hill.  Between 1976 and 1998 Dr. Sullivan served in a variety of senior positions at the University of Texas and at Carnegie Mellon University. He was a Director of Stewart and Stevenson Services, Inc. and Chairman of its board of directors from 1999 to 2003.  He also served on its Compensation, Audit, Executive and Nominating Committees from 1992 to 2006 when it was acquired and became a subsidiary of Armor Holdings.  Prior to its acquisition this publicly-held company was a designer and manufacturer of tactical vehicle systems for the U.S. military.  At that time it employed 1,245 people and its fiscal 2006 sales exceeded $726 million.  Dr. Sullivan was honored as Director of the Year for 2012 in the category of Corporate Governance by the Corporate Directors Forum.   Dr. Sullivan’s public and private business and board experience and his academic executive experience provide him with the background to be a very important member of our Board.

John H. Warner, Jr., Ph.D.  Dr. Warner has served as an Independent Director since 2007.  He is a member of the Audit and Compliance Committee and Chairman of the Nominating and Corporate Governance Committee.  He retired in June 2007 from Science Applications International Corporation (“SAIC”) where he was a director for 18 years and Executive Vice President and Chief Administrative Officer, having begun employment there in 1973.  At SAIC he advanced to positions with increasing line responsibilities including executive management and EVP of organizations with more than 13,500 employees and annual revenues over $1.6 billion.  During his career at SAIC, he was responsible for starting and growing the military training business for the U.S. Army and Navy as well as international customers, a very important business area for Cubic.  Prior to SAIC, he was employed by TRW for about 6 years in military software development and systems analysis business.  His business experience is mainly in the areas of systems integration, software development and information technology, electronics, communications, security and service support, all important areas for Cubic.  His experience includes contract activities and product sales for both domestic and international government customers and some commercial businesses.  Dr. Warner has direct experience with many of Cubic’s current customers as well as customers Cubic seeks to obtain.  Dr. Warner also served six years as a member of the Board of Trustees for Scripps Health, a $1.5 billion per year San Diego healthcare company.  He chaired its Compensation and Human Resources Committee and was a member of its Finance and Investment Committees.  He currently serves on the board of directors of TREX Enterprises, a small private defense and homeland security R&D company, and ICW Group, a private insurance company.  At ICW Group, he is a member of the Audit Committee.  Dr. Warner’s business experience and his public and private company board experience provide him with the background to be a very important member of our Board.

Corporate Governance

The Company’s Corporate Governance Guidelines, the Charters of the Audit and Compliance Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee, the Ethical Conduct Policies, including those applicable to our principal executive, financial and accounting officers, and our Conflicts of Interest Policy are all available on our website:  cubic.com/Investor-Relations/Corporate-Governance.

Meetings

The Board met eight times last fiscal year.  Each of the incumbent Directors attended all Board meetings.  All members attended at least 75% of all meetings of Board Committees on which they served.

Independent Directors regularly meet without management present at the conclusion of each regular Audit and Compliance Committee meeting and at other times as necessary.  The Lead Independent Director, Dr. Sullivan, chairs these sessions.

Communications with Directors

Any interested person may communicate in writing by mail at any time with the whole Board, the Independent Directors or any individual Director addressed to “Board of Directors” or “Independent Directors” or to a named director, c/o Cubic Corporation, Corporate Secretary, 9333 Balboa Avenue, San Diego, CA 92123 or by e-mail to Corporate Secretary@Cubic.com.  All communications will be promptly relayed to the appropriate directors.  The Corporate Secretary will coordinate responses, if any.

EXECUTIVE OFFICERS

In addition to the Directors who are executive officers, the following executive officers also serve at the pleasure of the Board:

Jimmie L. Balentine, 69.  Mr. Balentine has been the President of the companies comprising our Mission Support Services (MSS) segment since 2003.  Mr. Balentine is responsible for the development, management, and execution of Cubic’s defense services business, worldwide.  Our MSS business employs approximately 5,000 people at more than 130 locations in 21 countries.  MSS focuses on services markets for the U.S. Department of Defense (“DOD”), Department of Homeland Security, other federal and state Government agencies, and our allies.  Mr. Balentine has in-depth experience in all aspects of providing services and operations support to meet government requirements.  He has more than twenty-eight years of related senior corporate experience ranging from program manager through senior executive levels of management.  He joined Cubic in 1994 when Cubic acquired Titan Corporation’s Applications Group, where he served as general manager of the group’s largest operating division.  Prior to joining Titan in 1987, he worked for the Logicon Corporation for five years as a business developer, program manager, and division general manager.    He has managed Cubic’s government services business since September 2002.  Mr. Balentine served more than twenty-three years on active duty in the U.S. Army.  As a commissioned officer he held key command and staff positions in organizational size from company through division levels, as well as in Special Operations Forces worldwide.  He also served in key staff positions at Department of the Army and Joint Theater Command levels.

Bradley H. Feldmann, 51.  Mr. Feldmann has been the President of the companies comprising the Cubic Defense Systems (CDS) segment since 2008.  CDS is our defense systems and products business, which employs approximately 1,600 people, spread over 13 countries.  These businesses provide live, virtual, and constructive training solutions; ISR data links, search and rescue, and communications products; global tracking, in-transit visibility services, logistics intelligence; and cyber security solutions to the US Department of Defense, government agencies, and allied nations.  Approximately 50% of the company’s revenues are typically derived from international customers.  From 1989 to 1999, he held progressively responsible positions with CDS including Senior Vice President and Chief Operating Officer (COO).  From 1999 to 2000, Mr. Feldmann served as Senior Corporate Vice President and COO at Comptek Research Inc., a public company defense operation with 1,200 employees focused in electronic warfare and for which he lead the sale to Northrop Grumman.  From 2000 to 2004, he served as Executive Corporate Vice President and President of Man Tech International Information Technology Group.  From 2005 to 2006, Mr. Feldmann was President and CEO of US Protect Corporation, and from 2006 to 2008, he served as COO of OMNIPLEX World Services Corporation, a $100 million, 1,200-person operation focused on force protection, physical security, and personnel security services.

Stephen O. Shewmaker, 62.  Mr. Shewmaker has been the President of the companies comprising the Cubic Transportation Systems (CTS) segment since 2008.  He is an international transit professional who has over 21 years of experience in the mass transit ticketing industry.  He has worked with Cubic’s defense (CDS) and transportation (CTS) groups from 1982 to 2002 and 2006 to the present.  CTS maintains offices and facilities in North America, United Kingdom, Australia, Scandinavia and Germany.  Mr. Shewmaker was Chairman of TranSys, Ltd., a joint venture in the U.K. which managed the Prestige (Oyster) smart card ticketing contract with Transport for London and other partners.   From 2003 to 2006, Mr. Shewmaker was Sr. Vice President for Thales Transportation Systems.  U.S. markets of interest for Thales included mass transit automatic fare collection, fleet management systems, toll road and parking revenue collection systems, advanced security systems, and managed services contracts related to transportation.

James R. Edwards, 61. Mr. Edwards has been our Senior Vice President, General Counsel and Secretary since June 2012 and prior to that was Vice President General Counsel and Secretary since January 2012. He joined Cubic in February 2008 as the Vice President, General Counsel and Secretary of Cubic’s Transportation Segment.  Prior to coming to Cubic, Mr. Edwards served as Senior Vice President and General Counsel of Kratos Defense, Senior Legal Counsel for Qualcomm Incorporated, Vice President, General Counsel and Secretary of General Atomics, and General Counsel and Secretary of Logicon, Inc.

Mark A. Harrison, 55. Mr. Harrison has been our Senior Vice President and Corporate Controller since June 2012.  He served as Vice President and Corporate Controller from 2004 to June 2012 and Vice President-Financial Planning and Accounting from 2000 to 2004.  From 1991 to 2000 Mr. Harrison was Assistant Corporate Controller and Director of Financial Planning and since 1983 he has held a variety of financial positions with the Company.  From 1980 to 1983 he was a Senior Auditor with Ernst & Young.

John D. Thomas, 59.  Mr. Thomas has been our Senior Vice President Finance and Corporate Development since June 2012. He was Vice President Finance since 1994 and also Vice President Corporate Development since 2008.  He has held a variety of management positions with the Company since 1980. Prior to joining the company he held positions with Aramark Corporation and Crocker Bank.

John A. Minteer, 61.  Mr. Minteer has been our Vice President-Information Technologies since 2002.  He was our Director of Information Technologies from 2000 to 2002 and Manager, Systems Integration from 1994 to 2000.

John F. Schierer, 54.  Mr. Schierer has been our Vice President Human Resources since April 2012 after joining Cubic as Vice President Human Resouices for our Defense Group in September 2011.  Prior to joining Cubic, Mr. Schierer was Vice President of Human Resources for Cobham Sensor Systems, a division of Cobham plc, from 2007 to 2011.

Gregory L. Tanner, 54.  Mr. Tanner has been our Treasurer since 2007.  He was Assistant Treasurer from 1998 to 2007 and joined our Treasury Department in 1990.

BOARD COMMITTEES

Board Committee Members

Name	Audit & Compliance	Nominating & Corporate Governance	Executive Compensation
Bruce G. Blakley	*X		X
Edwin A. Guiles	X		X
Robert S. Sullivan	X	X	*X
John H. Warner, Jr.	X	*X
Walter C. Zable
William W. Boyle

* Chairman

Audit and Compliance Committee

In fiscal year 2012 all Independent Directors were members of this Committee which met eight times.  Each member is independent as defined under Section 303A.02 of the New York Stock Exchange Listed Company Manual, Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and in our Corporate Governance Guidelines and is financially literate.  Mr. Blakley is our Audit Committee Financial Expert and has extensive accounting experience.

The Committee oversees the Company’s financial reporting process.  It is responsible for the appointment, retention and termination of the independent auditors and their compensation.  It resolves any disputes between management and the auditors.  It pre-approves all audit and non-audit services according to a written plan and budget submitted by the auditors.  It meets at least quarterly with the auditors and reviews their periodic reports.  The Committee discusses with the auditors the scope and plan for the audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs.

No Independent Director has been a member of an audit committee of any other publicly-held company except Mr. Blakley who is Chair of an audit committee for a publicly held real estate investment trust.  The trust is unrelated to Cubic and its subsidiaries and does not present any conflicts of interest for Cubic or the industry in which it operates.

Report of the Audit and Compliance Committee

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Committee selected Ernst & Young LLP as the independent registered public accountants (“Accountants”) of the Company for fiscal year 2012.  The Committee has reviewed and discussed with management and the Accountants the audited financial statements of the Company for the fiscal year ended September 30, 2012.  The Committee has also discussed with Accountants the matters required to be discussed by Statement on Auditing Standards No. 61, or the Codification of Statements on Auditing Standards, AU Section 380, and has received from Accountants the written disclosures and the letter required by the Public Company Accounting Oversight Board (Independence Discussions with Audit Committees), and has discussed with Accountants their independence.

Based on its review of the audited financial statements for fiscal year 2012 and its discussions with management and the Accountants, the Committee recommended to our Board of Directors that the 2012 audited financial statements be included in the Company’s Annual Report on SEC Form 10-K.

Audit and Compliance Committee
Bruce G. Blakley, Chairman
Edwin A. Guiles
Dr. Robert S. Sullivan
Dr. John H. Warner, Jr.

Executive Compensation Committee

The Committee members are Dr. Robert S. Sullivan, Chairman, Bruce G. Blakley and Edwin A. Guiles.  The Committee met three times during fiscal year 2012.  Each of the members of the Committee is independent as defined under Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Compensation Committee Interlocks and Insider Participation

During the fiscal year, Dr. Sullivan and Messrs. Blakley and Guiles did not serve either as a director or as a member of the compensation committee of any other entity whose executive officers served either as a director or as a member of the Executive Compensation Committee of the Company.  Therefore, there were no “interlocks” with other companies within the meaning of the proxy rules of the SEC.  No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries.  See also the section “Executive Compensation” later herein.

Nominating and Corporate Governance Committee

The Committee members are Dr. John H. Warner, Jr., Chairman, and Dr. Robert S. Sullivan. The Committee held one meeting during fiscal 2012.  The Committee’s policy is to consider recommendations of shareholders which are received by the Corporate Secretary at least 120 days prior to one year from the date of the mailing of Notice of the previous annual meeting of shareholders.  Recommendations of candidates who have at least 20 years of management and defense or transportation industry experience with a company with sales of at least 75% of that of the Company, or who could bring appropriate diversity to the Board, or who possess other relevant qualifications (for example finance and accounting or marketing) would be preferred.  If a vacancy in the Board occurs, the Committee seeks recommendations from the Board and senior management personnel.  The Committee will also review any security holder recommendations on file.  It screens and personally interviews appropriate candidates.  Selected candidates may meet with additional Board members, certain members of management and the Chairman of the Board.  The Committee evaluates responses and recommends to the full Board the name of any candidate it feels should become a nominee for election or appointment.

The governance responsibilities of the Committee include tracking important legal and regulatory changes and new concepts in entity governance.  Additionally, it is advised concerning the ethics and compliance training activities companywide supervised by the Senior Counsel, Ethics and Compliance and the Human Resources department.

In conjunction with the Audit and Compliance Committee and the Board, the Committee also addresses Company legal compliance efforts in certain complex areas, such as export control, antitrust and foreign corrupt practices.  It also oversees supervisor training topics.  In conjunction with the Audit and Compliance Committee and the Board, it is cognizant of enterprise risk.  In its analysis, enterprise risk does not necessarily include the hundreds of risks which, if encountered, could be mitigated without substantial harm to any major segments of the Company.  Instead, the concern is to identify, and have a plan to respond to, those few issues which could seriously impact the short or long term ability of the Company, or one of its material divisions, to continue normal operations.

Risk Management

The Audit and Compliance Committee reviews and approves the procedures adopted and conclusions reached by our management Enterprise Risk Group (ERG) and discusses with the Chair of the ERG, or the ERG itself, major risk exposures and the steps that have been taken to monitor and control such exposures.

Matters of risk management are brought to the attention of the Audit and Compliance Committee by the General Counsel, who chairs the ERG, and the Director of Internal Audit.  The ERG reviews and assesses perceived risks to the enterprise as a whole and its three major segments.  It works with relevant managers and develops mitigation and remediation plans.  Periodic reports are made.

We have an ERG for the parent company and sub-groups for each of our major segments.  Each group, led by the Chair, consists of its senior officers who meet periodically to identify, assess and rank the perceived severity of risks unique to their businesses.  Appropriate mitigation plans and training will be implemented.  To date, the ERG has not identified any risks, capable of control, which it believes cannot be reasonably controlled.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of SEC Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2012 and written representations received from our Directors and officers, no Director, officer or beneficial owner of more than 10% of the Common Stock of the Company failed to file on a timely basis during the 2012 fiscal year the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except for a Form 3 for Karen Zable Cox and a Form 3 for Zable QTIP Marital Trust dated 9/18/1978, The Survivor’s Trust Created Under the Zable Trust Dated 9/18/1978, Walter J. Zable Special Trust Dated May 6, 2003, Zable Trust Dated September 18, 1978, Zable Reverse QTIP Marital Trust Dated 9/18/78 and Zable Non-QTIP Marital Trust Dated 9/18/78 which were filed 14 days late due to a system problem of the SEC EDGAR website that delayed issuance of EDGAR codes for the new filers.

Item 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and the objectives of the Company’s compensation program for its executive officers, including the Named Executive Officers listed in the Summary Compensation Table below (the “NEO”s) and how the Executive Compensation Committee oversees the executive compensation program.  This Compensation Discussion and Analysis also describes the compensation determination process for fiscal year 2012 and how each element of compensation was determined.

Overview and Objectives of Executive Compensation Program

The Board recognizes that there is considerable public discussion regarding appropriate approaches to compensation.  However, the Board believes that the Company’s executive compensation policies are balanced, appropriately focused on pay for performance principles, strongly aligned with the long-term interests of our shareholders, and enable the Company to attract and retain strong and experienced senior executives.

As described more fully in this Compensation Discussion and Analysis herein, the Company evaluates executive officer compensation in several different ways, including reviewing market survey compensation data, reviewing customized compensation information for companies of comparable size and complexity and receiving advice and recommendations from the Chief Executive Officer.  These multiple bases of review and evaluation ensure that our executive compensation is competitive yet closely tied to each executive officer’s performance.  Additionally, the Company’s formula bonus program recognizes and rewards the success of executives who manage performance to achieve the short-term goals set for them every year by the Company and the Executive Compensation Committee.

We presently have two elements in our executive compensation plan:  base salary and an annual performance bonus.  There were no equity awards to our NEOs during fiscal year 2012.  However, Towers Watson, the Executive Compensation Committee’s independent compensation consultant, has been advising the Executive Compensation Committee regarding equity awards to our executive officers during fiscal year 2013 and beyond, as an incentive for selected individuals to lead the Company in achieving long-term goals.

Setting Executive Compensation — Role of the Executive Compensation Committee and Management

The Executive Compensation Committee is responsible for overseeing our executive compensation program for all elected corporate principal officers including the NEOs, for the senior officers of the company’s major business units and for our Independent Directors, as well as  determining and approving ongoing compensation arrangements for our NEOs.  In making its decision, the Executive Compensation Committee receives, reviews, and acts on recommendations from the (Interim) Chief Executive Officer (“CEO”) regarding salary and bonus compensation for all elected corporate principal officers including the NEOs, for the senior officers of its major business units and for our Independent Directors.  Our human resources department assists the CEO in the formulation of compensation recommendations to the Executive Compensation Committee, and other executive officers may provide relevant input.  It evaluates and approves these compensation elements annually.  It receives input from the CEO on his salary and bonus expectations, but acts independently to set such amounts.  If relatives of any Director or elected corporate principal officer are also employees of the Company or any subsidiary and make more than $120,000, the Committee also reviews salary and bonus recommendations for such individuals.

Role of Compensation Consultant and Comparable Company Information

Our Executive Compensation Committee has not historically established compensation levels based on benchmarking.  Our Executive Compensation Committee has instead relied upon the judgment of its members in making compensation decisions after reviewing our performance and carefully evaluating an NEO’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value.

However, in order to attract, retain and motivate senior executives, our annual compensation evaluation process does include a review of the salary and bonus practices of organizations of similar size, in comparable industries, and concerning individuals with relevant responsibilities and experience. The CEO and our human resources department support their recommendations regarding executive compensation with this competitive market data.  For fiscal year 2012, executive compensation levels by job category were reviewed in the context of industry survey data provided by two independent consulting firms (Radford and Mercer), which surveys were subscribed to by our human resources department (which survey data is not customized for the Company).  The companies included in these surveys have both a regional and national focus.  Together, these surveys included data from approximately 2,200 companies and included data regarding both executive and non-executive salaries, bonuses and equity compensation.  We do not instruct the providers of this data to significantly vary their reports from a standard format and the identities of the individual companies included in the surveys were not provided to the Executive Compensation Committee, and the Executive Compensation Committee did not refer to individual compensation information for such companies.  Our objective is to obtain data from a broad spectrum of technology and defense companies and also from public companies of similar size in sales.  Historical compensation for the individual is also considered.  Commonly, annual executive salary adjustments are modest and in line with cost of living considerations.

While the Executive Compensation Committee reviewed the foregoing comparable company data in connection with its determinations of the fiscal year 2012 base salaries and target bonuses for our NEOs, the Executive Compensation Committee did not attempt to set those compensation levels or awards at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine NEO compensation.  Instead, as described above and consistent with past practice, the Executive Compensation Committee members relied on their judgment and experience in setting those compensation levels and making those awards.  We expect that the Executive Compensation Committee will continue to review comparable company data in connection with setting the compensation we offer our NEOs to help ensure that our compensation programs are competitive and fair.

The Executive Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the oversight of our executive compensation program.  During fiscal year 2012, the Executive Compensation Committee independently engaged and received advice from, and separately compensated, Towers Watson.  Towers Watson provided the Executive Compensation Committee with advice regarding senior executive compensation and Independent Director compensation.  Towers Watson was asked to survey similarly sized companies in similar businesses in respect of senior executive positions and responsibilities, taking into account the range of salary and bonus compensation without reference to perquisites and equity-based or related awards.  It was also asked for input concerning Independent Director compensation.  Towers Watson’s services during fiscal year 2012, however, related to setting compensation for fiscal year 2013 and beyond and designing a new long-term equity incentive award program.

As part of its review, Towers Watson prepared an independent assessment of competitive compensation levels and incentive practices for the Company’s senior executive positions for fiscal year 2013 and beyond.  The review was based on the Radford and Mercer published survey data provided by Cubic Human Resources as well as proxy disclosures by a select group of relevant peer companies.  The peer companies were selected by Towers Watson with review and input by the Executive Compensation Committee and senior management based on industry sector, size and performance.  The objective was to have a group of companies sufficient in size and relevance to provide meaningful assessments of compensation levels and practices. The peer group of companies was also used in fiscal year 2012 in setting Independent Director Compensation, as described below.  The peers included the following 15 defense and technology companies.

AeroVironment, Inc.

Ansys, Inc.

CACI International, Inc.

Ducommun Inc.

Esterline Technologies Corp.

HEICO Corp.

iGATE Corporation

Kratos Defense & Security Solutions, Inc.

ManTech International Corporation

Moog Inc.

NCI, Inc.

Teledyne Technologies Inc.

Teradata Corporation

Unisys Corporation

ViaSat, Inc.

Because management and the Board believe our compensation policies are not reasonably likely to result in the incurrence of a material adverse financial or other effect, we have not had a policy requiring a return (“claw back”) of bonus payments if our financial statements were required to be restated.  Moreover, we believe our compensation policies and practices have not and will not impact our risk management objectives and do not create risks that are reasonably likely to have a material adverse effect on the Company.

Response to the 2012 Say on Pay Vote

In February 2012, we held a say-on-pay vote, and our shareholders overwhelmingly approved the compensation of our NEOs, with over 99% of shareholder votes cast in favor of our 2012 say-on-pay resolution (excluding abstentions and broker non-votes).  As we evaluated our compensation practices and talent needs after this date, we were mindful of the strong support our shareholders expressed for our compensation philosophy.  Following its annual review of our executive compensation practices following the annual meeting, the Executive Compensation Committee decided generally to retain the approach to executive compensation it had previously adopted for fiscal year 2011.

Fiscal Year 2012 Executive Compensation Decisions

The amount of each element of pay is determined annually taking into account factors including market rates of pay for each position, the alignment of duties as compared to market descriptions, individual performance and contribution and the overall performance of the company versus objectives (see below for specific target description). A description of the executive compensation decisions with respect to fiscal year 2012 compensation for the NEOs is set forth below.

Base Salary

Base salaries for our executives are established based on individual factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive market compensation and the overall market demand for such executives at the time the respective employee agreements are negotiated.  As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities, although we have not historically benchmarked executive base salaries against a specific market comparison group.  An executive’s base salary is also evaluated together with components of the executive’s other compensation to ensure that the executive’s total compensation is consistent with our overall compensation philosophy.

In November 2011 the Executive Compensation Committee reviewed the base salaries of the NEOs and determined, after consultation with the CEO (with respect to the salaries of the other NEOs) and a review of the comparable company information described above, determined to increase the base salary of each NEO by 5% over the fiscal year 2011 levels.  The fiscal year 2012 base salaries for each of the NEOs are reflected in the Summary Compensation Table below.

Annual Incentives

Our executive compensation program includes eligibility for an annual performance-based cash bonus for all executives.  Our annual bonuses emphasize pay-for-performance by providing our executives with the opportunity to receive performance bonuses based on corporate performance relative to those measures which are determined by the Executive Compensation Committee to be most likely to enhance shareholder value.

For fiscal year 2012, each NEO had a target bonus of 50% of salary.  There is a floor of 10% of salary and a ceiling of one and one-half times the target bonus.

For fiscal year 2012, the NEOs were eligible to receive a fiscal year 2012 bonus if the financial performance of the Company met selected goals with relationship to sales, adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), return on net assets and earnings per share.  The fiscal year 2012 bonus formula identified the major bonus element as earnings per share (“EPS”).  The various performance objectives under the annual bonus plan are weighted depending on the Executive Compensation Committee’s belief regarding the suitability of emphasis of each factor for that year’s performance.  The Executive Compensation Committee selected this element as the most heavily-weighted under the plan because the company believes EPS to be a principal driver of the attractiveness of an equity investment in the company.  For our fiscal year 2012 bonus plan, no leeway was provided to adjust goal amounts or percentage allocations depending on actual performance and the annual bonus determination was purely formulaic.  We anticipate that the fiscal year 2013 annual bonus plan will be similar.

As the table below illustrates, each of the goals, (except for return on net assets which does not change from year to year) is in excess of the company’s goals in these categories for fiscal year 2011. Target levels have usually been set to require attainable increases over the prior year’s goals, neither very aggressive nor easy to achieve. The Executive Compensation Committee and management believe this approach specifically eliminates risk-taking business management tactics especially because failure to attain any target cannot be controlled by only a few individuals and it penalizes all participants.

Performance measures (In thousands, except per share data)	2011 Target	2011 Actual (as restated)	2012 Weighting %	2012 Target	2012 Actual	2012 % of Salary Earned
Sales	$1,233,000	$1,295,581	10%	$1,325,000	$1,381,495	6.07%
Adjusted EBITDA(1)	$116,800	$135,849	10%	$120,000	$150,879	7.50%
Return on Net Operating Assets	30.0%	61.7%	30%	30.0%	49.3%	22.50%
Earnings Per Share	$2.40	$3.14	50%	$2.60	$3.44	37.50%
					Total	73.57%

(1)Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a non-GAAP performance measure management uses that excludes income taxes, capital structure related expenses, non-operating income and expenses and depreciation and amortization.  The following is a reconciliation of Adjusted EBITDA to net income:

	Years Ended September 30,
In thousands	2012	2011
		(As Restated)
Reconciliation:
Net income attributable to Cubic	$91,900	$83,594
Add:
Provision for income taxes	38,183	32,373
Interest expense, net	(1,444)	(1,107)
Other income, net	(821)	(1,662)
Noncontrolling interest in income of VIE	204	310
Depreciation and amortization	22,857	22,341
Adjusted EBITDA	$150,879	$135,849

The annual bonus formula for fiscal year 2012 provided that, for each 1% achievement above a performance goal,  the bonus amount attributable to that performance goal would be increased by 2.5% to a maximum of an additional 50% of that portion of the bonus amount at an achievement of 20% above the performance goal.  For each 1% shortfall in a performance goal the bonus amount attributable to that performance goal would be decreased by 3%, 4.5% or 5% (depending on the amount of shortfall) so that 75% achievement of any performance goal would result in no bonus award for that goal.  Each of the 2012 goals were exceeded, some by substantial percentages, as described in the table above.  The overall weighted percentage achievement relative to all performance goals for fiscal year 2012 was 147.15%, which percentage was then multiplied by each NEO’s target bonus to determine his final fiscal year 2012 annual bonus.  Each NEO’s fiscal year 2012 annual bonus award is disclosed in the Summary Compensation Table below.

Equity Awards

The Company does not offer sponsored equity arrangements to its NEOs, although it may do so during fiscal year 2013.

Deferred Compensation Plan

Certain of the NEOs participate in the Cubic Corporation Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”).  For more information, please see the Nonqualified Deferred Compensation table below.

Retirement Benefits

All of our regular employees, including our NEOs, who meet certain defined requirements, may participate in our 401(k) plan.  401(k) matching payments and Profit Sharing Plan participations are equally available to all eligible employees.  The Profit Sharing payment does not significantly fluctuate from year-to-year and has been typically about 8.5% of eligible U.S. payroll, although there is no guarantee that it will be set at that level or that such allocation will be made at all in the future.  The value of the Company’s contributions on behalf of the NEOs during fiscal year 2012 is set forth in the Summary Compensation Table below.

Certain of the NEOs are also participants in the Cubic Corporation Pension Plan (the “Pension Plan”), which plan was frozen as of December 31, 2006.  For more information, please see the Pension Benefits table below.

Other Benefits

The few additional perquisites offered to senior executives are modest and are not considered by the Committee to be material elements of individual compensation.  These include annual physical examinations, term life insurance, an auto allowance, and for Walter J. Zable included an annual amount for personal estate planning services and club membership.  The value of these benefits, to our NEOs is set forth in the Summary Compensation Table below.  Our Executive Compensation Committee periodically reviews the levels of perquisites and other personal benefits to the NEOs to ensure they fit within the Company’s overall compensation philosophy.

Severance and Change in Control Benefits

The Board has approved severance and change in control arrangements in which our NEOs participate to provide for certain severance benefits in the event that a NEO’s employment is involuntarily or constructively terminated, including in connection with a change in control.  The Company recognizes the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of our management team on the Company’s affairs, all NEOs are entitled to receive severance payments under their employment agreements upon a termination by the Company without cause.  The Company believes that reasonable severance benefits for its executive officers are important because it may be difficult for its executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of an involuntary termination or a constructive termination within 12 months prior to or 24 months following a change in control as a means of reinforcing and encouraging the continued attention and dedication of our executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change in control.  The Company believes that the interests of shareholders will be best served if the interests of its executive officers are aligned with them, and providing these change in control benefits should eliminate, or at least reduce, the reluctance of the Company’s executives to pursue potential change in control transactions that may be in the best interests of shareholders.

Our Transition Protection Plan (the “Protection Plan”), under which the foregoing change in control severance benefits are provided, also assists in the retention and attraction of senior individuals by reducing their concern for financial security in the event of a job loss in connection with a change of control.  Awards to date, which result in plan participation, are for payment of five-year average compensation, and certain fringe benefits, for not more than 24 months following a change of control.  The 24-month period was selected to remain comfortably below the range at which onerous taxation would occur.  While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the Executive Compensation Committee when determining NEO compensation, the decision to offer these benefits did not influence the Executive Compensation Committee’s determinations concerning other direct compensation or benefit levels.

The terms of these severance arrangements are described below under “Potential Payments Upon Termination or Change in Control”.

Deductibility of Executive Compensation

As part of its role, the Executive Compensation Committee reviews and considers the deductibility of the Company’s executive compensation under Section 162(m) of the Internal Revenue Code.  Section 162(m) generally limits the tax deduction for compensation in excess of one million dollars paid to certain executive officers.  However, performance-based compensation is excluded from the limit so long as it meets certain requirements.

In its review and establishment of compensation programs and awards for our NEOs, the Executive Compensation Committee considers the anticipated deductibility or non-deductibility of the compensation as a factor in assessing whether a particular compensatory arrangement is appropriate, particularly in light of the goals of maintaining a competitive executive compensation system generally (i.e., paying for performance and maximizing shareholder return).

We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m).  However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of the shareholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Executive Compensation Committee makes recommendations to the Board concerning the compensation of the Company’s executives.  We have reviewed and discussed with management the Compensation Discussion and Analysis and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 and in our Proxy Statement for our 2013 Annual Meeting of Shareholders.  The Board approved our recommendation.

Executive Compensation Committee
Dr. Robert S. Sullivan, Chairman
Bruce G. Blakley
Edwin A. Guiles

Summary Compensation Table (1)

The following table shows the compensation for the three fiscal years ended September 30, 2012, 2011 and 2010 earned by our (former) Chief Executive Officer and President, our Interim President and CEO and Executive VP and Chief Financial Officer, and our next three most highly compensation executives who were serving as executives as of September 30, 2012.

				Non-Equity	Change in
				Incentive Plan	Pension	All Other
		Salary	Bonus	Compensation (2)	Value (3)	Compensation (4)	Total
Name and Principal Position	Fiscal Year	$	$	$	$	$	$
Walter J. Zable	2012	621,840	—	444,168	—	113,085	1,179,093
(former) CEO & President	2011	787,500	—	681,219	—	97,402	1,566,121
	2010	750,000	—	528,283	—	100,344	1,378,627

William W. Boyle	2012	620,500	—	456,521	51,107	31,591	1,159,719
Ex. VP & CFO Interim President & CEO	2011	591,000	—	426,032	34,005	33,053	1,084,090
	2010	562,400	—	396,142	37,321	33,703	1,029,566

Walter C. Zable	2012	463,000	—	340,643	34,143	59,356	897,142
Executive Chairman	2011	441,000	—	317,902	—	46,414	805,316
	2010	420,000	—	295,838	10,156	33,971	759,965

John D. Thomas	2012	412,000	—	303,121	37,043	40,398	792,562
Sr. VP—Finance & Corporate Development	2011	392,500	—	282,940	—	39,286	714,726
	2010	360,000	—	253,576	12,822	38,619	665,017

Mark A. Harrison	2012	347,500	—	255,666	59,739	39,009	701,914
Sr. VP—Corporate Controller	2011	331,000	—	238,607	10,656	38,691	618,954
	2010	315,000	—	221,879	31,391	37,841	606,111

(1) During fiscal years 2010, 2011, and 2012 there were no stock or option awards to any NEO.  Additionally, the amounts shown as earnings during fiscal year 2012 in the Nonqualified Deferrred Compensation table later herein are not included in the Summary Compensation Table above because they are not above market or preferential.

(2) Represents amounts paid under our annual incentive program.  The amounts for fiscal years 2011 and 2010 were previously reported under the “Bonus” column, but the company has determined that such amounts should properly be reported as “Non-Equity Incentive Plan Compensation” and has reported them accordingly in the table above.

(3) Amounts represent solely the change in the actuarial present value of the accumulated benefit under the pension plan that was frozen at December 31, 2006 and does not represent a change in the benefit to be paid to the executive.  The change in pension value is the estimated year-over-year change in the present value, including:  a) change in discount rate assumption; b) passage of time and; c) changes in demographics.  Where amounts are negative, they are shown as zero in the table. Negative amounts were as follows: for Walter J. Zable, $91,505, $10,207 and $17,119, in 2012, 2011 and 2010, respectively; for Walter C. Zable, $14,876 in 2011; for John D. Thomas, $9,216 in 2011.  The amounts were computed using the same assumptions we used for financial statement reporting purposes.  See “Pension Benefits” herein.

Additionally, the amounts shown as earnings during fiscal year 2012 in the Nonqualified Deferred Compensation table, later herein, are not included in the Summary Compensation Table above because they are not above market or preferential.

(4) See following table for detail.

All Other Compensation—Detail

				Car
				Allowance/
			Profit Sharing	Value of
		Life Insurance	and 401(k)	Lease	Personal
		Premiums (1)	Match (2)	Payments	Travel (3)	Other		Total
Name	Fiscal Year	$	$	$	$	$		$
Walter J. Zable	2012	—	21,250	6,298	—	85,537	(4)	113,085
	2011	—	20,825	8,275	—	68,302	(4)	97,402
	2010	—	20,825	8,500	—	71,019	(4)	100,344

William W. Boyle	2012	—	28,750	2,841	—	—		31,591
	2011	—	28,175	2,800	—	2,078	(5)	33,053
	2010	—	28,175	4,800	—	728	(5)	33,703

Walter C. Zable	2012	7,732	21,250	11,155	16,710	2,509	(5)	59,356
	2011	4,018	20,825	10,570	9,565	1,436	(5)	46,414
	2010	4,018	20,825	8,400	—	728	(5)	33,971

John D. Thomas	2012	2,618	28,661	7,200	—	1,919	(5)	40,398
	2011	2,618	28,579	7,200	—	889	(5)	39,286
	2010	2,618	28,094	7,200	—	707	(5)	38,619

Mark A. Harrison	2012	1,400	28,750	7,200	—	1,659	(5)	39,009
	2011	1,400	28,256	7,200	—	1,835	(5)	38,691
	2010	1,400	28,521	7,200	—	720	(5)	37,841

(1) Optional executive life insurance premiums.

(2) Includes Company portion of 401(k) and Profit Sharing Plan contributions provided to all eligible employees.

(3) Value of personal travel on Company aircraft, computed in accordance with SEC guidelines.

(4) For 2010 includes a required pension plan payment of $63,088 and $7,931 for estate planning services and a club membership.  For 2011 includes a required pension payment of $55,324, estate planning services of $9,653, a club membership and other items of $3,325.  For 2012, includes a required pension payment of $41,493, home health care of $41,073, club membership and other items of $2,971.

(5) Miscellaneous items under $3,000 per year.

Grants of Plan-Based Awards

Fiscal Year 2012

The following table reflects the non-equity incentive plan awards to the NEOs during fiscal year 2012. During fiscal year 2012, there were no stock or option awards to the NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
		Number of Threshold	Target	Maximum
Name	Grant Date	$	$	$

Walter J. Zable	2/23/2012	62,184	310,920	466,380

William W. Boyle	2/23/2012	62,050	310,250	465,375

Walter C. Zable	2/23/2012	46,300	231,500	347,250

John D. Thomas	2/23/2012	41,200	206,000	309,000

Mark A. Harrison	2/23/2012	34,750	173,750	260,625

(1) Non-equity incentive plan awards consist of annual incentive awards payable under our fiscal year 2012 annual incentive program. For more information about the Company’s annual incentive program, please see “Elements of the Executive Compensation Program — Annual Incentive Program” above.

Pension Benefits

Fiscal Year 2012

The following table sets forth the present value of accumulated benefits under the Pension Plan for the NEOs and the payments under the Pension Plan to Walter J. Zable during fiscal year 2012 (1)

		Present Value of
	Number of	Accumulated Benefit	Payment
	Years Credited	Under Life Annuity	During Last
Name	Service	Election (2) $	Fiscal Year $
Walter J. Zable	62	54,205	41,493	(3)
William W. Boyle	29	526,046	—
Walter C. Zable	49	481,414	—
John D. Thomas	32	375,725	—
Mark A. Harrison (4)	29	339,577	—

(1) The Pension Plan was frozen as of December 31, 2006; no additional benefits accrue after that date.  The purpose of the Pension Plan was to provide a modest monthly retirement benefit, to supplement social security payments, for eligible full-time U.S. employees who have completed one year of service with the Company.  The Company has not granted extra years of credited service to any employee.  The full benefit is available, upon retirement, to any eligible employee who (a) has attained age 65, or (b) is between age 55 and 64 and whose combined age and number of years of service equals 85.  A reduced benefit is available at or after age 55 through age 64 if the employee has at least five years of service.  The annual benefit is determined by adding total salary and bonus (not exceeding the ERISA cap in any year) during the time of participation and multiplying the sum by 3/4ths of 1%.  Benefits are paid monthly.  The monthly amount will vary based upon the form of benefit selected, e.g. a life annuity or a joint and 50% survivor annuity.

(2)The present value of the accumulated benefit is determined by the projected unit credit method in a manner consistent with that used, and based on the same assumptions used, for financial reporting purposes set forth in Note 14 of the Notes to Consolidated Financial Statements contained in the 2012 Form 10-K, except retirement age has been assumed to be the normal retirement age under the Pension Plan..  The interest rate used for computing present value was 4.05% and includes the following material assumptions:  (a) retirement at the plan’s stated normal retirement date, or the earliest age at which benefits are unreduced, if earlier, (b) mortality taken from RP 2000 with projection to 2026.  Pension Plan contributions are distributed among various funds held by an insurance company.

(3) Mr. Walter J. Zable received distributions totaling $41,493 under the Pension Plan in fiscal year 2012, as required by Internal Revenue Service rules.

(4) Mr. Harrison, who at September 30, 2012, was age 55 and had 29 years of credited service, is eligible for early retirement benefits.  Had he received his benefits under the Pension Plan as a lump sum, his early retirement benefits would have been $356,069.

Nonqualified Deferred Compensation (1)

Fiscal Year 2012

The following table sets forth certain information regarding the participation in the Deferred Compensation Plan by our NEOs for the 2012 fiscal year.

	Executive	Aggregate Plan	Aggregate	Aggregate Plan
	Contributions	Earnings	Withdrawals/	Balance at End
	in FY 2012 (3)	in FY 2012 (4)	Distributions	of FY 2012 (5)
Name (2)	$	$	$	$
William W. Boyle	—	7,751	—	382,254
John D. Thomas	131,588	21,834	—	1,129,337
Mark A. Harrison	188,607	13,440	—	692,703

(1) Walter J. Zable and Walter C. Zable have not participated in the Deferred Compensation Plan.

(2) The amounts shown have been deferred (and not presently taxed) and other than plan earnings have also been reported herein as compensation.  The Deferred Compensation Plan permits selected key employees to defer (from time to time) up to 90% of their base salary and up to 100% of their bonus annually.  These amounts are a general debt of the Company.  The amounts earn interest at rates periodically set by the Secretary of the United States Treasury.  The rate at the end of fiscal year 2012 was 1.75%.  The Company makes no contribution to the Deferred Compensation Plan.  Payment elections and withdrawals are permitted within guidelines established by the Internal Revenue Service.  After retirement the participant may receive a lump sum payment or an annual distribution over 5, 10, 15 or 20 years.  Annual revision of the selected payment method is regulated by Internal Revenue Service guidelines.

(3) Amounts include salary deferrals during fiscal year 2012 of $75,000 for Mr. Thomas and bonus deferrals credited to the NEO’s account in fiscal year 2012, which were earned in fiscal year 2011 of $56,588 for Mr. Thomas; and $188,607 for Mr. Harrison.  These amounts are also included in the Summary Compensation Table for the year in which they were earned.

(4) These amounts are not reported as compensation in the Summary Compensation Table because the earnings are not above market or preferential.

(5)  Year-end balances consist of participant contributions and earnings on contributed amounts.  All contributions have been included in the Summary Compensation Table for fiscal year 2011 or prior years or would have been so included had the current reporting requirements been applicable to the executive.  Such amounts that have been reported in Summary Compensation Tables for fiscal years 2010 and 2011 are $309,145 for Mr. Thomas; and $360,486 for Mr. Harrison.

Potential Payments Upon Termination or Change in Control

General Severance Policy

The Company has a severance policy (the “Severance Policy”) applicable to many of its full time U.S.-based employees, including the NEOs.  In the event of a Company-originated termination without cause, the eligible individual who has completed three years of employment with the Company is offered the opportunity to receive, in exchange for signing a general release, a lump sum payment of one week of base pay at their current rate for each 12-months of employment, and payment of medical and dental coverage under COBRA for up to 12 months.  Outplacement consultation may be provided at the Company’s discretion.  In individual circumstances, an NEO may be offered alternative arrangements to be negotiated.  These severance benefits are not offset by the Company’s normal retirement benefits.

The following table shows, for each of the NEOs who was employed as of the last day of fiscal year 2012, the payments to which such executive would have been entitled if his employment had been terminated by the Company without cause as of such date,  including the number of weeks of base pay, to be paid in a lump-sum severance payment, to which such executive was entitled as of such date and the number of months of COBRA coverage the executive would have received and the approximate cost of that coverage.  Other than the COBRA payments, the cash severance payments outlined in the table below would be paid to a NEO in addition to any “Potential Payments Upon Change-in-Control,” as described below, in the event his termination of employment by the Company without cause were to occur following a change in control.

	Lump Sum Payment
Name	# Weeks of Base Pay	Total (1) $	Cost of COBRA Payments (2) $	Total $
William W. Boyle	29	346,048	25,321	371,369
Walter C. Zable	49	436,288	23,301	459,589
John D. Thomas	32	253,538	23,301	276,839
Mark A. Harrison	29	193,798	15,681	209,479

(1) Payable in a lump sum.

(2) Represents 12 months of continued COBRA coverage.

Potential Payments Upon Change-in-Control - Transition Protection Plan

The Company’s Board and the Company’s shareholders adopted the Protection Plan in 2005, and the plan was amended in 2007.  The Protection Plan is intended to be made available upon specific approval of an individual for participation in the Protection Plan by the CEO and the Executive Compensation Committee.  It is intended to benefit selected principal officers and other selected key personnel.  The CEO and the Executive Compensation Committee have approved participation in the Protection Plan by each of the NEOs.

If there is any change of control of the Company (defined below), and within 12 months before or 24 months after such change in control, a participant’s employment terminates without good cause (as defined below), or the participant resigns for good reason (as defined below), then the Company would be obligated (i) to pay such person a monthly amount for 24 months computed as the immediately preceding five fiscal years’ monthly average of salary and bonus and (ii) to continue for 18 months the participant’s participation in those welfare plans of the Company in which such participant participated at the time of termination. Miscellaneous additional benefits, including outplacement service, may also be provided.  The Protection Plan, as amended, is Exhibit 10.2 to our SEC form 10-K filed for the fiscal year ended September 30, 2007.

A “change in control” occurs when a “person” acquires sufficient shares of our voting stock to elect a majority of our directors, assuming 90% of outstanding shares vote; a merger resulting in a substantial change in the directors; and certain other events.

A termination “without good cause” occurs when there is any involuntary termination of employment without (i) a willful and continued failure of the employee to perform substantially his duties, or (ii) his gross negligence or breach of fiduciary duty involving personal profit (etc.) or (iii) his conviction or plea of no contest or guilty to state or federal felony criminal laws.

A resignation “for good reason” occurs when the authority, duties, function or responsibilities of the employee are substantially reduced, his base salary is reduced, his bonus participation opportunity is reduced by more than 50%, his job location is substantially changed, or the Company materially breaches the Protection Plan.

Following termination, to receive monthly payments the executive must not breach the Company’s proprietary information policy and must not interfere with the employees, customers or suppliers of the Company

The welfare plans in which the executive would continue to participate are health insurance (COBRA), dental and vision insurance, and group term life insurance, each to the extent to which the executive participated prior to termination.

In most cases, the entity making the payments would be the successor to Cubic Corporation.

The following table shows, for each of the NEOs who was employed as of the last day of the fiscal year 2012, the payments to which such executive would have been entitled if his employment had been terminated by the Company without good cause or he had resigned for good reason as of such date, and further assuming a change in control also occurred on such date.  Other than the COBRA payments, the severance benefits outlined in the table below would be paid to an NEO in addition to any amounts payable under the Company’s Severance Policy, as described above, in the event his employment was terminated without cause.

		Qualifying
		Termination &
	Fiscal Year	Change-in-	Cash Value of
	2012	control	COBRA and
	Five-year Annual	Occurred on	other
	Average Salary &	September 30,	Insurance	Outplacement
	Bonus	2012 (3)	Benefits (4)	Benefit	Total
Name (1)	$	$	$	$	$
William W. Boyle	933,319	1,866,638	37,982	7,500	1,912,120
Walter C. Zable (2)	694,780	1,389,560	34,952	7,500	1,432,012
John D. Thomas	604,594	1,209,188	34,952	7,500	1,251,640
Mark A. Harrison	526,145	1,052,290	23,522	7,500	1,083,312

(1) In unusual cases moving of household goods may also be reimbursed by the Company.  Such amounts cannot be determined at this time.

(2) Walter J. Zable did not participate in the Protection Plan.

(3) Payable in 24 equal monthly installments.

(4) Represents 18 months of continued COBRA, dental and vision insurance, and group term life insurance, each to the extent to which the executive participated prior to termination.

Director Compensation

Historically, Independent Directors were each paid an annual retainer of $22,000 and fees of $2,000 for attendance at each meeting of the Board and $1,000 for attendance at each meeting of any Committee of which a Director is a member.  The Chairman of the Audit and Compliance Committee received an additional $10,000 per year for his service in this position.

During fiscal year 2012, the Executive Compensation Committee and the Board undertook a review of Board compensation using Towers Watson, an independent compensation consulting firm retained by the Executive Compensation Committee for such purpose.  The peer group of companies used by the Executive Compensation Committee in evaluating the Board’s compensation, and the reasons for selecting that group of companies, is set forth above.  Following such review and based upon the recommendation of Towers Watson, the Board approved the following changes to our Independent Director compensation program which took effect on July 1, 2012.  While the Executive Compensation Committee reviewed the foregoing peer group compensation data in connection with its determinations of the changes to the Independent Director compensation program, the Executive Compensation Committee did not attempt to set Independent Director compensation levels at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine Independent Director compensation.  Instead, the Executive Compensation Committee members relied on their judgment and experience in setting those compensation levels.  Independent Directors now receive an annual retainer of $30,000, the Chairman of the Audit and Compliance Committee now receives an additional annual stipend of $10,000 per year, the Chairman of the Compensation Committee now receives an additional annual stipend of $7,500 per year and the Chairman of the Nominating and Governance Committee now receives an additional annual stipend of $5,000 per year.  In fiscal year 2012 the Independent Directors each also received $5,000 for time spent on travel reviewing Company business in the United Kingdom and $4,000 in the aggregate for four consultations with management related to succession planning.

Independent Directors also participate in the Company’s Stock Option Plan.  Each Independent Director has been granted options to purchase 4,500 shares of common stock upon his initial election to the Board with an exercise price equal to the fair market value on the date of the grant.  Employee-directors receive no additional compensation for their service as Directors.  All Independent Directors are reimbursed for travel expenses.

Independent Director Compensation

Fiscal Year 2012 (1)

The following table sets forth a summary of the compensation paid to our Independent Directors pursuant to the Company’s compensation policies for the 2012 fiscal year.

Fees Earned
or Paid
in Cash (2)
Name	$
Bruce G. Blakley	61,183
Edwin A. Guiles	50,000
Robert S. Sullivan	62,792
John H. Warner, Jr.	51,250

(1) Employee directors receive no additional compensation for such service and are not included in this table.

(2) During the fiscal year there were (a) no stock or option awards, (b) no non-equity incentive plan compensation, and (c) no director pension arrangement or other non-qualified deferred compensation earnings.  As of September 30, 2012, each of our Independent Directors held options to purchase 4,500 shares of the Company’s common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of the end of the 2012 fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders.	18,000	$28.85	4,473,000

Equity compensation plans not approved by security holders.	n/a	n/a	n/a

Total	18,000		4,473,000

OWNERSHIP OF COMMON STOCK

The following table sets forth information with respect to beneficial ownership of the Company’s Common Stock as of December 31, 2012 (after deduction of Treasury Shares) by Directors, NEOs, all Directors and Executive Officers as a group and each person, or group of affiliated persons, known by us to beneficially own more than 5% of the Company’s Common Stock.  We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any options, warrants or other rights. Shares subject to options, warrants or other rights are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated below and under applicable community property laws, we believe that the beneficial owners identified in this table have sole voting and investment power with respect to all shares shown below.

	Amount
	Beneficially	Percent
Name of Beneficial Owner (1)	Owned (2)	Owned
Directors and Executive Officers:
Walter C. Zable (3)	9,042,481	33.8%
Bruce G. Blakley (4)	4,500	*
William W. Boyle	1,800	*
Edwin A. Guiles (4)	4,500	*
Robert S. Sullivan (4)	4,500	*
John D. Thomas (5)	2,603	*
John H. Warner, Jr. (4)	4,500	*
Mark A. Harrison (6)	1,025	*
All Directors and Executive Officers as a Group (15 persons)	9,067,592	33.9%
5% Shareholders:
Karen Zable Cox (3)	9,041,441	33.8%
Royce & Associates (7)	1,538,173	5.8%

* Less than 1%.

(1) Unless otherwise indicated, the address for each person or entity is c/o Cubic Corporation, 9333 Balboa Avenue, San Diego, California 92123.

(2)  All shares are owned directly except as indicated.  No shares are pledged.

(3)  Includes (a) 5,137,047 shares (19.2%) owned by Zable QTIP Marital Trust dated 9/18/1978, (b) 3,217,607 shares (12.0%) owned by The Survivor’s Trust Created Under the Zable Trust Dated 9/18/1978, (c) 275,000 shares owned by Walter J. Zable Special Trust Dated May 6, 2003, (d) 130,477 shares owned by Zable Trust Dated September 18, 1978, (e) 50,157 shares owned by Zable Reverse QTIP Marital Trust Dated 9/18/78 and (f) 16,108 shares owned by Zable Non-QTIP Marital Trust Dated 9/18/78, or collectively the Zable Trusts.  Walter C. Zable and Karen Zable Cox, the daughter and son, respectively, of Walter J. Zable, became co-trustees of the Zable Trusts following the death of Walter J. Zable.  Walter C. Zable and Karen Zable Cox share voting and investment power over the shares owned by the Zable Trusts, and each disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein.

(4)  Vested options to purchase Common Stock.

(5)  Includes 1,133.7  shares owned indirectly through Mr. Thomas’ 401(k) and 1,469.3 shares held in trusts.

(6)  Represents shares owned indirectly through Mr. Harrison’s 401(k).

(7)  Based solely on information contained in a Schedule 13G filed with the SEC on January 7, 2013 by Royce & Associates, LLC. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Persons

The Charter of our Executive Compensation Committee requires it to review and approve the compensation of any persons related to any Director or Executive Officer.  As a practical matter the Committee will also review any non-compensation transaction between the Company and its directors, senior officers and their relatives (there have been none to date).

Consistent with SEC regulations and NYSE listing standards, a related person transaction is any transaction in which the Company was, is, or will be a participant, where the amount involved exceeds $120,000, and in which a related person had, has, or will have a direct or indirect material interest.  A related person includes any director or executive officer of the Company, any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities, an immediate family member of any person described above, and any firm, corporation, or other entity controlled by any person described above.

Each director and executive officer completes an annual questionnaire to identify related interests and persons.

The following transactions this fiscal year have been determined by the Committee to be with “related persons” which have been appropriately reviewed and approved.

Walter C. Zable’s sister, Karen Cox, received a $65,100 salary and other compensation, and an entity owned by Mrs. Cox and her husband received $60,000.

Independent Directors

The Nominating and Corporate Governance Committee of the Board has determined and the Board has agreed that the following Independent Directors meet the independence standards of New York Stock Exchange and the categorical independence standards adopted by the Company’s Board as defined in the Company’s Corporate Governance Guidelines.

Bruce G. Blakley

Edwin A. Guiles

Robert S. Sullivan, Ph.D.

John H. Warner, Jr., Ph.D.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young LLP has audited the Company’s books and records since 1959 and continues as its auditors.

The Board seeks shareholder confirmation of our independent registered public accountants for each fiscal year.  Our organizational documents do not require that our shareholders confirm the selection of our independent auditors.  We do so because we believe it is a matter of good corporate practice.  If our shareholders do not ratify the selection, the Audit and Compliance Committee will investigate the reasons for rejection and reconsider whether or not to retain the auditors, but still may retain them.  Even if the selection is confirmed, the Audit and Compliance Committee, in its discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interests of the Company and its shareholders.

Audit Fees

The aggregate fees billed in fiscal years 2012 and 2011, respectively, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements and internal controls, the review of financial statements included in the Company’s SEC Form 10-Q, and statutory audits of foreign subsidiaries and consultation on accounting matters were:  $3,691,000 and $1,733,000.

Audit-Related Fees

The aggregate fees billed in fiscal years 2012 and 2011, respectively, for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or financial statement review which are not reported under “Audit Fees” above were $82,000 and $12,000.  These fees included assurance services for agreed upon procedures related to a contract with a customer and an employee benefit plan audit.

Tax Fees

The aggregate fees billed in fiscal years 2012 and 2011, respectively, for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning were $129,000 and $55,000.  These fees were primarily for statutory foreign annual tax returns and compliance.

All Other Fees

In 2012, fees billed for other products and services provided by Ernst & Young totaled $8,000 and in 2011 were $2,000.  These fees were for EY-online services.

Other Matters

The Audit and Compliance Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young LLP. The policy generally requires pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services, up to specified amounts. Pre-approval may also be given as part of the Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Committee’s members, but the decision must be reported to the full Committee at its next scheduled meeting.  During fiscal years 2012 and 2011 the Committee did not waive any requirement for pre-approval of any services by Ernst & Young LLP.  The Committee approved all auditor services and fees as required by laws in effect at the time the services were commenced.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Report:

(1)                                 The following consolidated financial statements of Cubic Corporation, as referenced in Item 8 of the 2012 Form 10-K:

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

Years ended September 30, 2012, 2011, 2010 and 2009

Consolidated Statements of Cash Flows

Years ended September 30, 2012, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

September 30, 2012

(2)                                 The following consolidated financial statement schedules of Cubic Corporation and subsidiaries:

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
4.1**	Form of Common Stock Certificate.
10.1*	2005 Equity Incentive Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2005, file No. 001-08931, Exhibit 10.1.
10.2*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.3	Second Amended and Restated Credit Agreement dated May 8, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.
10.4	Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.
10.5*	Amended and Restated Deferred Compensation Plan dated July 1, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.4.
10.6*	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed March 2, 2012, file No. 001-08931
10.7*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
21.1**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.
101**

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

** Filed as an exhibit to the 2012 Form 10-K.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

1/28/13	/s/ William W. Boyle
Date	WILLIAM W. BOYLE,
Interim President and Chief Executive Officer, and
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

1/28/13	/s/ William W. Boyle	1/28/13	/s/ Walter C. Zable
Date	WILLIAM W. BOYLE,	Date	WALTER C. ZABLE,
	Director		Executive Chairman of the Board of Directors
Interim President and Chief Executive Officer,
and Executive Vice President
and Chief Financial Officer
(Principal Executive and Financial Officer)

1/28/13	/s/ Mark A. Harrison	1/28/13	/s/ Bruce G. Blakley
Date	MARK A. HARRISON,	Date	BRUCE G. BLAKLEY,
	Senior Vice President and Corporate Controller		Director
(Principal Accounting Officer)

1/28/13	/s/ Edwin A. Guiles	1/28/13	/s/ Robert S. Sullivan
Date	EDWIN A. GUILES,	Date	ROBERT S. SULLIVAN,
	Director		Director

1/28/13	/s/ John H. Warner
Date	JOHN H. WARNER,
Director