Form 10-Q
period 2012-12-31
CUBIC CORP /DE/
filed 2013-02-11
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2012

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

As of January 24, 2013, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Net sales:
Products	$135,701	$153,310
Services	177,670	163,456
	313,371	316,766

Costs and expenses:
Products	100,895	113,449
Services	143,851	131,408
Selling, general and administrative	40,997	35,220
Research and development	5,822	4,896
Amortization of purchased intangibles	3,564	4,039
	295,129	289,012

Operating income	18,242	27,754

Other income (expense):
Interest and dividend income	437	762
Interest expense	(862)	(347)
Other income (expense) - net	102	923

Income before income taxes	17,919	29,092

Income taxes	5,400	8,353

Net income	12,519	20,739

Less noncontrolling interest in income of VIE	73	45

Net income attributable to Cubic	$12,446	$20,694

Basic and diluted net income per common share	$0.47	$0.77

Average number of common shares outstanding	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income	$12,519	$20,739
Other comprehensive income (loss):
Foreign currency translation	1,295	347
Net unrealized gain (loss) from cash flow hedges	742	(1,160)
Total other comprehensive income (loss)	2,037	(813)
Total comprehensive income	$14,556	$19,926

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2012 (Unaudited)	2012 (See note below)
ASSETS
Current assets:
Cash and cash equivalents	$174,116	$212,267
Restricted cash	68,829	68,749
Accounts receivable - net	359,301	350,697
Recoverable income taxes	4,817	7,083
Inventories - net	53,095	52,366
Deferred income taxes and other current assets	24,243	21,564
Total current assets	684,401	712,726

Long-term contract receivables	21,460	22,070
Long-term capitalized contract costs	40,146	26,875
Property, plant and equipment - net	55,434	55,327
Goodwill	173,734	146,933
Purchased intangibles - net	54,188	39,374
Other assets	21,390	23,012
	$1,050,753	$1,026,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25,000	$—
Trade accounts payable	29,001	47,917
Customer advances	107,913	100,764
Accrued compensation and other current liabilities	122,316	108,668
Income taxes payable	8,715	20,733
Current portion of long-term debt	4,563	4,561
Total current liabilities	297,508	282,643

Long-term debt	2,814	6,942
Other long-term liabilities	65,533	66,390

Shareholders’ equity:
Common stock	12,574	12,574
Retained earnings	727,489	715,043
Accumulated other comprehensive loss	(19,111)	(21,148)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	684,874	670,391
Noncontrolling interest in variable interest entity	24	(49)
Total shareholders’ equity	684,898	670,342
	$1,050,753	$1,026,317

Note: The Balance Sheet at September 30, 2012 has been derived from the audited financial statements at that date.

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2012	2011
Operating Activities:
Net income	$12,519	$20,739
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,718	5,832
Changes in operating assets and liabilities	(43,353)	(64,948)
NET CASH USED IN OPERATING ACTIVITIES	(26,116)	(38,377)

Investing Activities:
Acquisition of businesses, net of cash acquired	(33,095)	—
Purchases of property, plant and equipment	(1,423)	(5,249)
Proceeds from sales or maturities of short-term investments	—	6,957
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(34,518)	1,708

Financing Activities:
Proceeds from short-term borrowings	25,000	—
Principal payments on long-term debt	(4,140)	(4,136)
Net change in restricted cash	229	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,089	(4,136)

Effect of exchange rates on cash	1,394	798

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,151)	(40,007)

Cash and cash equivalents at the beginning of the period	212,267	329,148

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$174,116	$289,141

Supplemental disclosure of non-cash operating and investing activities:

Liability incurred to acquire NEK	$20,130	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2012

Note 1 — Basis for Presentation

Cubic Corporation (“we”, “us”, and “Cubic”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2012.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Acquisition

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado. This acquisition will expand the scope of services and customer base of our Mission Support Services (MSS) segment. In connection with the acquisition, we hired more than 200 employees of the Seller’s Special Operations Forces training business.  This transaction has been accounted for as a business combination. The results of the acquired operations have been included in our condensed consolidated financial statements since the acquisition date and were not material to our consolidated results of operations for the three months ended December 31, 2012.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $53.2 million. In December 2012, we paid cash of $33.1 million and recorded a current liability of approximately $20.1 million as an estimate of additional cash consideration that will be due to the Seller. The timing of the payment of $8.4 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $11.7 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.7 million is remote, and we have estimated that the contingent consideration amounts will be paid within two to six months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $11.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$13.3
Corporate trade names	4.9
Non-compete agreements	0.2
Accounts receivable -billed	3.4
Accounts receivable -unbilled	7.7
Accounts payable	(2.7)
Other net tangible assets acquired	(0.4)
Net identifiable assets acquired	26.4
Goodwill	26.8
Net assets acquired	$53.2

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The estimated fair value of the accounts receivable and accounts payable will be finalized as further information is received from the Seller regarding these items.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NEK and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill will be allocated to our MSS segment and is expected to be deductible for tax purposes. The intangible assets, which include trade names, customer relationships, and non-compete agreements, will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of four years from the date of acquisition.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NEK for fiscal years 2013 through 2017 is as follows (in millions):

Year Ended September 30,
2013	$3.0
2014	3.4
2015	2.9
2016	2.4
2017	1.9

The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach.  The trade names valuation used the relief from royalty approach. The customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach.

The following unaudited pro forma information presents our consolidated results of operations as if NEK had been included in our consolidated results since October 1, 2011 (in millions):

	Three Months Ended
	December 31,
	2012	2011

Net sales	$324.0	$327.0

Net income attributable to Cubic	$13.1	$21.1

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact including the amortization of purchased intangibles and the elimination of interest expense for the repayment of NEK debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisition been completed on October 1, 2011, and it does not purport to project our future operating results.

Note 3 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2012	2012

Trade and other receivables	$19,701	$17,543
Long-term contracts:
Billed	84,961	91,132
Unbilled	276,520	264,555
Allowance for doubtful accounts	(421)	(463)
Total accounts receivable	380,761	372,767
Less estimated amounts not currently due	(21,460)	(22,070)
Current accounts receivable	$359,301	$350,697

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2012 under transportation systems contracts in the U.S. and Australia. The non-current balance at September 30, 2012 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2012	2012
Work in process and inventoried costs under long-term contracts	$85,411	$78,796
Customer advances	(33,086)	(27,288)
Raw material and purchased parts	770	858
Net inventories	$53,095	$52,366

At December 31, 2012, work in process and inventoried costs under long-term contracts includes approximately $2.5 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.9 million at September 30, 2012. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue will not begin to be recognized until the system has been delivered.

Note 4 — Fair Value of Financial Instruments

We carry financial instruments including cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. Receivables consist primarily of amounts due from U.S. and foreign governments for defense products and local government agencies for transportation systems.  Due to the nature of our customers, we generally do not require collateral.  We have limited exposure to credit risk as we have historically collected substantially all of our receivables from government agencies.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands). The fair value of cash equivalents approximates their cost. Derivative financial instruments related to foreign currency forward contracts are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions. The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decreases is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.7 million is remote, and we have estimated that the contingent consideration amounts will be due within two to six months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $11.7 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and December 31, 2012; therefore, no contingent consideration expense was recorded in the quarter. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$128,080	$—	$—	$128,080
Current derivative assets	—	2,552	—	2,552
Noncurrent derivative assets	—	2,612	—	2,612
Total assets measured at fair value	$128,080	$5,164	$—	$133,244
Liabilities
Current derivative liabilities	$—	$5,564	$—	$5,564
Noncurrent derivative liabilities	—	4,304	—	4,304
Contingent consideration to Seller of NEK	—	—	11,684	11,684
Total liabilities measured at fair value	$—	$9,868	$11,684	$21,552

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$171,300	$—	$—	$171,300
Current derivative assets	—	3,779	—	3,779
Noncurrent derivative assets	—	3,713	—	3,713
Total assets measured at fair value	$171,300	$7,492	$—	$178,792
Liabilities
Current derivative liabilities	$—	$6,839	$—	$6,839
Noncurrent derivative liabilities	—	6,498	—	6,498
Total liabilities measured at fair value	$—	$13,337	$—	$13,337

Long-term debt is carried at amortized cost. The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 valuation technique. At December 31, 2012, the fair value of our long-term debt was estimated to be approximately $8.1 million compared to a carrying value of $7.4 million.  At September 30, 2012, the fair value of our long-term debt was estimated to be approximately $12.5 million compared to a carrying value of $11.5 million.

Note 5 — Financing Arrangements

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million, expiring in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2012, there were borrowings of $25.0 million outstanding under this agreement, of which $5.0 million was repaid in February 2013. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at December 31, 2012). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $42.4 million, which reduce the available line of credit to $132.6 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2013. At December 31, 2012 there were letters of credit outstanding under this agreement of $63.4 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility.  The maximum amount of letters of credit currently allowed by the facility is $66.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

Note 6 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Service cost	$140	$127
Interest cost	2,244	2,391
Expected return on plan assets	(2,934)	(2,523)
Amortization of actuarial loss	457	398
Administrative expenses	19	21
Net pension cost (benefit)	$(74)	$414

Note 7 — Income Taxes

Our effective tax rate for the three months ended December 31, 2012 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate.

Our effective tax rate for the three months ended December 31, 2012 was 30% as compared to 29% for the year ended September 30, 2012. The annual effective tax rate for fiscal 2012 reflected the U.S. federal research and development credit generated through December 31, 2011, the date on which the credit expired, in addition to being decreased by the favorable resolution of tax matters with various tax authorities which was offset by additional U.S. taxes from receipt of a foreign dividend.

The amount of unrecognized tax benefits was $8.3 million as of December 31, 2012 and $8.3 million as of September 30, 2012, exclusive of interest and penalties. At December 31, 2012, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $6.4 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $4.9 million of the unrecognized tax benefits depending on the timing of examinations, expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of December 31, 2012, the tax years open under the statute of limitations in significant jurisdictions include 2007-2011 in the U.K., 2007-2011 in New Zealand and 2008-2011 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to fiscal year 2011. We believe we have adequately provided for uncertain tax issues that have not yet resolved with federal, state and foreign tax authorities.

Note 8 — Derivative Instruments and Hedging Activities

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2012 and September 30, 2012 (in thousands):

	Notional Principal
	December 31, 2012	September 30, 2012
Instruments designated as accounting hedges:
Foreign currency forwards	$393,902	$382,500
Forward starting swap	58,415	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	8,511	5,945

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2012 and September 30, 2012. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of December 31, 2012 or September 30, 2012.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of December 31, 2012 and September 30, 2012 (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2012	September 30, 2012
Asset derivatives:
Foreign currency forwards	Other current assets	$2,552	$3,779
Foreign currency forwards	Other noncurrent assets	2,612	3,713
		$5,164	$7,492
Liability derivatives:
Foreign currency forwards	Other current liabilities	$5,564	$6,839
Foreign currency forwards	Other noncurrent liabilities	3,831	6,407
Forward starting swap	Other noncurrent liabilities	473	91
Total		$9,868	$13,337

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three months ended December 31, 2012 and 2011 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	December 31, 2012		December 31, 2011
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$(457)	$(2,072)	$(4,949)	$(3,165)
Forward starting swap	(473)	—	—	—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three months ended December 31, 2012 and 2011. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.9 million, net of income taxes.

Forward starting swap

In connection with a transportation systems contract that we entered in December 2011 with the Chicago Transit Authority, we will incur significant costs to develop the customer’s fare collection system before we begin receiving payments under the contract. In order to finance certain of these costs, we plan to issue approximately $83 million of 10-year fixed rate debt on or about January 1, 2014. We are concerned that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 will change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability. Therefore, in July 2012 we entered into a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows. The forward-starting swap has a notional amount of $58.4 million, a termination date of January 1, 2014 and a pay 1.698% fixed rate, receive 3-month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates two days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 is designed to match the tenor of the planned debt issuance.

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

Note 9 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2012	2011
Sales:
Transportation Systems	$118.6	$125.8
Mission Support Services	113.4	107.5
Defense Systems	81.2	83.3
Other	0.2	0.2
Total sales	$313.4	$316.8

Operating income (loss):
Transportation Systems	$13.2	$17.9
Mission Support Services	4.2	4.5
Defense Systems	1.2	6.0
Unallocated corporate expenses and other	(0.4)	(0.6)
Total operating income	$18.2	$27.8

Depreciation and amortization:
Transportation Systems	$0.5	$0.9
Mission Support Services	3.1	3.5
Defense Systems	0.8	1.2
Other	0.3	0.2
Total depreciation and amortization	$4.7	$5.8

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method had no significant impact on operating profit in the three months ended December 31, 2012, but increased operating profit by $1.2 million in the three months ended December 31, 2011. These adjustments increased net income by $0.9 million ($0.03 per share) in the three months ended December 31, 2011.

Note 10 — Legal Matters

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a U. S. District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by U.S. citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the arbitration award and related post-judgment interest owed totaling $8.8 million to the U.S. District Court on April 18, 2012. We had recorded a liability for the judgment amount in periods prior to 2012 and had accrued interest through the date of the payment, so there was no impact on 2012 earnings related to this matter other than interest accrued of $0.2 million. Through September 30, 2012 we did not accrue a liability for any additional pre-judgment interest, as we were unable to estimate a probability of loss for these amounts. In January 2013, the District Court decided in favor of the plaintiff for pre-judgment interest totaling $0.6 million. This amount was recognized as expense in the first quarter of fiscal 2013.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim seeks recoupment from us of the alleged lost revenue and an unspecified amount of fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We are currently unable to estimate the amount of any other fees or damages related to this matter in excess of the amount that has been recorded through December 31, 2012. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is assured.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 11 — Subsequent Events

On January 24, 2013 we acquired all of the outstanding capital stock of NextBus, Inc. as well as certain contracts that were owned by the former owner of NextBus, for cash of $20.7 million.  NextBus provides real-time passenger information systems to transit agencies.

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no other subsequent events have occurred that require recognition or disclosure.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2012

We are a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and other allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in mass transit fare collection, defense, intelligence, homeland security, and information technology, including cyber security.

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Mission Support Services (MSS) and Cubic Defense Systems (CDS). We organize our business segments based on the nature of the products and services offered.

CTS develops and delivers innovative fare collection systems and services for public transit authorities worldwide.  We provide fare collection devices, software and multiagency, multimodal transportation integration technologies, as well as a full scope of operational services that allow the agencies to efficiently collect fares, manage their operations, reduce fare evasion and make using public transit a more convenient and attractive option for commuters. We provide a wide range of services for transit authorities in 20 regions worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance.

MSS is a leading provider of highly specialized support services to the U.S. government and allied nations.  Services provided include live, virtual and constructive training, real-world mission rehearsal exercises, professional military education, intelligence support, information technology, information assurance and related cyber support, development of military doctrine, consequence management, infrastructure protection and force protection, as well as support to field operations, force deployment and redeployment and logistics.

CDS is focused on two primary lines of business: Training Systems and Secure Communications.  CDS is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U. S. Department of Defense, other U.S. government agencies and allied nations. As a prime contractor on more than 75% of our contracts, we design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, search and rescue, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

Consolidated Overview

Sales for the quarter ended December 31, 2012 were $313.4 million compared to $316.8 million in the quarter ended December 31, 2011, a decrease of 1%. CTS sales decreased 6% and CDS sales decreased 3% compared to the first quarter of last year while MSS sales increased 5%. The sales generated by the operations of NEK Special Programs Group LLC (NEK), which was acquired on December 14, 2012, were not significant for the quarter. See the segment discussions following for further analysis of segment sales.

Operating income was $18.2 million in the first quarter of fiscal 2013 compared to $27.8 million in the first quarter of fiscal 2012, a decrease of 34%. CTS operating income decreased 26%, MSS operating income decreased 7% and CDS operating income decreased 80% compared to the first quarter of last year. NEK’s operating loss for the first quarter of 2013 was $0.5 million, which included transaction costs of $0.4 million.  Corporate and other costs for the first quarter of 2013 were $0.4 million compared to $0.6 million in 2012.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) for the first quarter of fiscal 2013 was $23.0 million, compared to $33.6 million in the first quarter of fiscal 2012. The decrease was due to lower operating income in all three segments, partially offset by a $1.1 million decrease in depreciation and amortization, primarily in MSS. See below for a reconciliation of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the first quarter of fiscal 2013 was $12.4 million, or 47 cents per share, compared to $20.7 million, or 77 cents per share in 2012. Net income decreased for the quarter due to a decrease in operating income, a decrease in other income and an increase in interest expense. These decreases were partially offset by lower income tax expense due to the decrease in income before income taxes, although the effective tax rate in the first quarter was slightly higher this year, as described below.  Included in other income was a net foreign currency exchange gain of $0.1 million in the first quarter of fiscal 2013 compared to a gain of $1.2 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which requires us to pay such amount of interest to the court on behalf of a party that had filed claims against us.

Our gross margin percentages on products and services did not change significantly between the first quarter of 2012 and 2013. However, product sales decreased $17.6 million, or 11.5%, while services sales increased by $14.2 million, or 8.7%.  The lower gross margin percentage on services sales contributed to gross profits that were $3.3 million lower in the first quarter this year compared to the first quarter of fiscal 2012.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2013 to $41.0 million compared to $35.2 million in 2012. As a percentage of sales, SG&A expenses were 13% for the first quarter of 2013 compared to 11% in 2012. SG&A expenses increased in all business segments primarily due to higher selling and marketing costs, and increased information technology costs. In addition, during the first quarter of 2013 we incurred $1.1 million of professional services costs in connection with the restatement of our consolidated financial statements for the year ended September 30, 2012 and previous periods. Also, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. In addition, SG&A expenses for NEK were $0.5 million for the first quarter of 2013.

Company funded research and development expenditures, which mainly relate to new defense technologies we are developing, increased to $5.8 million for the first quarter of 2013 compared to $4.9 million in 2012. Amortization of purchased intangibles decreased in the first quarter of 2013 to $3.6 million compared to $4.0 million in the first quarter of 2012, primarily due to the decrease in the amortization of certain intangible assets related to our acquisition of Abraxas Corporation (Abraxas) in December 2010 that are being amortized using accelerated amortization methods. The decrease in amortization expense was partially offset by the amortization of intangible assets recorded in connection with our acquisition of NEK in December 2012, which totaled $0.2 million in the first quarter of fiscal 2013.

Based on the tax law that was in effect at the end of the first quarter of fiscal 2013, we estimated our annual effective tax rate to be approximately 30%, which is reflected in the tax provision for the first quarter.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the second quarter of fiscal 2013. Therefore, the expected tax benefit resulting from such reinstatement for fiscal 2013 will not be reflected in our estimated annual effective tax rate for fiscal 2013 until the second fiscal quarter. Additionally, we expect to record a discrete tax benefit of approximately $1.7 million in the second quarter of fiscal 2013 related to the reinstatement of the federal research and development tax credit for fiscal 2012. After consideration of both of these items, we estimate our annual effective income tax rate for fiscal 2013 will be approximately 26%. The effective rate for fiscal 2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2012	2011
	(in millions)
Transportation Systems Segment Sales	$118.6	$125.8

Transportation Systems Segment Operating Income	$13.2	$17.9

CTS sales decreased 6% to $118.6 million compared to $125.8 million last year. The primary reason for the decrease in sales was due to reduced work on a contract to design and build a system in Vancouver.  In last year’s first quarter revenues were higher on the project as we were producing a significant amount of the hardware for the system, while this year we are in the latter stages of the system delivery. This decrease was partially offset by higher sales from a contract to design and build a system in Sydney, Australia. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in sales of $2.6 million when compared to the first quarter of 2012 exchange rates.

Operating income from CTS decreased 26% in the first quarter this year to $13.2 million, compared to $17.9 million in the first quarter of last year. We are currently incurring costs related to our contract in Sydney, Australia to transition portions of the system into full operations, for which revenues are not sufficient to cover our costs of servicing the system. This situation should improve as the systems complete the transition phase and move into full operations. In addition, we realized lower margins on certain projects in the U.K. during the first quarter of this year than we had earned on similar projects in the first quarter last year. These decreases in operating income were partially offset by sales of certain higher margin fare system products in North America. The average exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar resulted in an increase in operating income of $0.3 million when compared to the first quarter of 2012 exchange rates.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2012	2011
	(in millions)
Mission Support Services Segment Sales	$113.4	$107.5

Mission Support Services Segment Operating Income	$4.2	$4.5

Sales from MSS increased 5% to $113.4 million in the first quarter this year, from $107.5 million in the first quarter of last year. Sales growth was driven by an increase in activity during the first quarter at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana and by higher Abraxas sales. These increases were partially offset by lower sales due the loss of a contract in 2012 for flight simulator training work, because of a lower bid by a competitor. The sales generated by the operations of the newly acquired NEK business were not significant for the quarter.

MSS operating income decreased 7% to $4.2 million in the first quarter this year from $4.5 million in the first quarter of last year. The loss of the training work for flight simulators described above had a negative impact on operating income for the first quarter of this year, and cost growth on a training contract in Europe also contributed to the decrease in margins. In addition, NEK had an operating loss of $0.5 million in the first quarter of fiscal 2013 primarily due to the incurrence of $0.4 million of acquisition-related costs. These decreases in operating profits were partially offset by increased margins on increased Abraxas sales. The amortization expense for MSS intangible assets decreased from $3.3 million in the first quarter of fiscal 2012 to $2.9 million in the first quarter of fiscal 2013.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2012	2011
	(in millions)
Defense Systems Segment Sales
Training systems	$65.6	$64.7
Secure communications	11.6	15.0
Other	4.0	3.6
	$81.2	$83.3

Defense Systems Segment Operating Income
Training systems	$2.5	$4.8
Secure communications	0.3	3.2
Other	(1.6)	(2.0)
	$1.2	$6.0

Training Systems

Training systems sales increased 1% in the first quarter this year to $65.6 million compared to $64.7 million in the first quarter of last year. Operating income decreased 48% for the quarter from $4.8 million last year to $2.5 million this year. Increased sales of air combat training systems in the first quarter of fiscal 2013 were nearly offset by decreased sales of small arms training systems in the Middle East and to the U.S. government. The decreases in operating income were the result of decreased sales of the relatively high margin small arms training systems. Also, although total sales of air combat training systems increased in the first quarter of fiscal 2013, sales of higher margin air combat training systems to a customer in the Far East decreased, which decreased overall margins from air combat training systems.

Secure Communications

Secure communications sales decreased 23% in the first quarter this year to $11.6 million compared to $15.0 million in the first quarter of last year. Operating income decreased to $0.3 million in the first quarter this year from $3.2 million in the first quarter of last year.  Decreased profitability on lower data link sales, including the impact of $1.2 million cost increase on a U.S. government contract, contributed to the decrease in operating income. Sales and operating profits were also lower from power amplifiers and personnel locater systems.

Other

Higher margins on increased sales of cross domain and global asset tracking products slightly decreased the operating losses that resulted from our continued investment in the development and marketing of these products.

Backlog

	December 31,	September 30,
	2012	2012
	(in millions)
Total backlog
Transportation Systems	$1,665.3	$1,663.7
Mission Support Services	746.6	737.0
Defense Systems:
Training systems	341.4	362.0
Secure communications	39.3	42.1
Other	23.8	26.8
Total Defense Systems	404.5	430.9
Total	$2,816.4	$2,831.6

Funded backlog
Transportation Systems	$1,665.3	$1,663.7
Mission Support Services	257.3	248.1
Defense Systems:
Training systems	341.4	362.0
Secure communications	39.3	42.1
Other	23.8	26.8
Total Defense Systems	404.5	430.9
Total	$2,327.1	$2,342.7

Total backlog decreased $15.2 million from September 30, 2012 to December 31, 2012. Decreases in backlog for CDS were partially offset by increases in backlog at CTS and MSS. The increase in MSS backlog was primarily due to the addition of $19.5 million of backlog from the acquisition of NEK, partially offset by decreases in backlog on other contracts. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts, which results in a lower backlog due to the shorter-term nature of these ID/IQ awards. CDS backlog has been negatively impacted by recent delays in contract awards and extensions, which are due in part to the budgetary uncertainties experienced by our U.S. governmental agency customers. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. Dollar as of the end of the quarter added $2.4 million to backlog compared to September 30, 2012.

The difference between total backlog and funded backlog represents options under multiyear service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies).  Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts.  IDIQ contracts are not included in backlog until an order is received. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

Adjusted EBITDA

Adjusted EBITDA represents net income attributable to Cubic before interest, taxes, non-operating income, depreciation and amortization. We believe that the presentation of Adjusted EBITDA included in this report provides useful information to investors with which to analyze our operating trends and performance and ability to service and incur debt. Also, Adjusted EBITDA is a factor we use in measuring our performance and compensating certain of our executives. Further, we believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation and the age and book depreciation of property, plant and equipment (affecting relative depreciation expense), and non-operating expenses which may vary for different companies for reasons unrelated to operating performance. In addition, we believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as a measure of performance. In addition, other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Furthermore, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  Adjusted EBITDA does not reflect our provision for income taxes, which may vary significantly from period to period; and

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.  We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. You are cautioned not to place undue reliance on Adjusted EBITDA.

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended
	December 31,
	2012	2011
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$12,446	$20,694
Add:
Provision for income taxes	5,400	8,353
Interest expense (income), net	425	(415)
Other income, net	(102)	(923)
Noncontrolling interest in income of VIE	73	45
Depreciation and amortization	4,718	5,832
ADJUSTED EBITDA	$22,960	$33,586

Liquidity and Capital Resources

Operating activities used cash of $26.1 million for the first quarter of the fiscal year. Increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable and other current liabilities contributed to the use of cash. All three segments contributed to the use of cash from operating activities.

Investing activities for the three-month period included $33.1 million of cash paid related to the acquisition of NEK and capital expenditures of $1.4 million. Financing activities for the three-month period consisted of scheduled payments on our long-term debt of $4.1 million and $25.0 million of proceeds from short-term borrowings on our revolving line of credit.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2012, there were borrowings of $25.0 million under this agreement, of which $5.0 million was repaid in February 2013. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at December 31, 2012). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $42.4 million, which reduce the available line of credit to $132.6 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in February 2013. We are currently negotiating an extension of the term of the agreement for approximately one year. At December 31, 2012 there were letters of credit outstanding under this agreement of $63.4 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility.  The maximum amount of letters of credit currently allowed by the facility is $66.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

As of December 31, 2012, $165.1 million of the $174.1 million of our cash, cash equivalents, and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $386.9 million and a current ratio of 2.3 to 1 at December 31, 2012. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

There have been no significant changes to our critical accounting policies and estimates described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Judgments” in our Annual Report on Form 10-K for the year ended September 30, 2012, other than the addition of the following:

Recognizing assets acquired and liabilities assumed in business combinations.

Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including an income approach such as a present value technique or a cost approach such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, in-process research and development, and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases.  These statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, and throughout this report that could cause actual results to differ materially from those expressed in these statements.  Such risks, estimates, assumptions and uncertainties include, among others:

•                  unanticipated issues related to the restatement of our financial statements;

•                  our ability to develop and implement new processes and procedures to remediate the material weaknesses that exist in our internal control over financial reporting;

•                  our dependence on U.S. and foreign government contracts;

•                  delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

•                  the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

•                  our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

•                  the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

•                  negative audits by the U.S. government;

•                  the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

•                  competition and technology changes in the defense and transportation industries;

•                  our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

•                  the effect of adverse regulatory changes on our ability to sell products and services;

•                  our ability to identify, attract and retain qualified employees;

•                  business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

•                  our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

•                  our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

•                  our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

•                  defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

•                  changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

•                  other factors discussed elsewhere in this report.

Because the risks, estimates, assumptions and uncertainties referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.  In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.  Further, any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2012 have not changed significantly from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting for such periods.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2012:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers, we did not maintain a sufficient number of personnel with an appropriate level of U.S. generally accepted accounting principles (GAAP) knowledge and experience or ongoing training in the application of GAAP commensurate with the number and complexity of our contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner.

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have continued to dedicate resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Plans for Remediation of Material Weaknesses — We are in the process of adding resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of December 31, 2012. We have also begun revising our internal revenue recognition policy and procedures documentation to reflect the changes in policy we have implemented, and providing additional training to personnel involved in the revenue recognition process.

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

•                  Design and evaluate a remediation action for each control deficiency for each affected area: validate or improve the related policy and procedure documentation; evaluate skills of the process owners and resources dedicated to each affected area and adjust as required. The Remediation Plan will require an assessment of all control failures; we expect that many of the recent improvements will provide an appropriate starting point for the specific action plans;

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

The Remediation Plan will be administered by our Director of Internal Audit and will involve key leaders from across the organization, including our Chief Executive Officer and our Chief Financial Officer. The Director of Internal Audit will report quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a U. S. District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977.  Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by U.S. citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the arbitration award and related post-judgment interest owed totaling $8.8 million to the U.S. District Court on April 18, 2012. We had recorded a liability for the judgment amount in periods prior to 2012 and had accrued interest through the date of the payment, so there was no impact on 2012 earnings related to this matter other than interest accrued of $0.2 million. Through September 30, 2012 we did not accrue a liability for any additional pre-judgment interest, as we were unable to estimate a probability of loss for these amounts. On January 3, 2013, the District Court decided in favor of the plaintiff for pre-judgment interest totaling $0.6 million. This amount was recognized as expense in the first quarter of fiscal 2013.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012, other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Relating to Our Business

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented more than 99% of our total revenues in fiscal year 2012.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions.  As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

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

•                  curtailment of government’s use of outsourced service providers and government’s in-sourcing of certain services;

•                  the adoption of new laws or regulations pertaining to government procurement;

•                  government appropriations delays or blanket reductions in departmental budgets;

•                  suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•                  increased use of shorter duration awards by the federal government in the defense industry, which increases the frequency we may need to recompete for work;

•                  impairment of our reputation or relationships with any significant government agency with which we conduct business;

•                  impairment of our ability to provide third-party guarantees and letters of credit; and

•                  delays in the payment of our invoices by government payment offices.

In addition, some of our international work is done at the request and at the expense of the U.S. government and its agencies.  For example, our Mission Support Services (MSS) business provides services to 13 NATO forces, with the U.S. Department of Defense (DOD) compensating us for these services.  Therefore, risks associated with performing work for the U.S. government and its agencies may also apply to our international contracts.

Government spending priorities and terms may change in a manner adverse to our businesses.

In the past, our businesses have been adversely affected by significant changes in U.S. and foreign government spending during periods of declining budgets.  A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations.  For example, the U.S. defense and national security budgets in general, and spending in specific agencies with which we work, such as those that are a part of the DOD, have declined from time to time for extended periods, resulting in program delays, program cancellations and a slowing of new program starts.  Although spending on defense-related programs by the U.S. government and certain foreign governments has increased in recent years, such spending has decreased in recent years for certain other foreign governments, and future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to programs in areas where we do not currently provide products or services, thereby reducing the chances that we will be awarded new contracts.

Even though our contract periods of performance for a program may exceed one year, Congress and certain foreign governments must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year.  Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business.  Congress and such foreign governments do not always enact spending bills by the beginning of the new fiscal year.  Such delays leave the affected agencies under-funded which delays their ability to contract.  Future delays and uncertainties in funding could impose additional business risks on us.

In addition, the DOD has recently increased its emphasis on awarding contracts to small businesses and awarding shorter duration contracts, each of which has the potential to reduce the amount of revenue we could otherwise earn from such contracts.  Shorter duration contracts lower our backlog numbers and increase the risk associated with recompeting for a contract, as we would need to do so more often.  In addition, as we may need to expend capital resources at higher levels upon the award of a new contract, the shorter the duration of the contract, the less time we have to recoup such expenditures and turn a profit under such contract.

Sequestration may adversely affect our businesses which are dependent on federal government funding.

Pursuant to laws passed in August 2011 and January 2013, unless the current presidential administration and Congress reach an agreement on spending cuts and increased revenues for the federal government before March 1, 2013, there will be deep and automatic cuts in defense budgets and other non-defense budgets.  It is unknown what programs will be cut, over what time period and by what amount.  Some programs may be cancelled in their entirety.

All of our U.S. defense contracts are at risk of being cut or terminated.  Our domestic transportation contracts could be materially harmed if transit agencies do not receive expected federal funds and are required to curtail their plans to expand or upgrade their fare collection systems.  Any cuts or cancellations of our contracts may materially harm our business, prospects, financial condition and results of operations.

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

•                  the U.S. government’s increased emphasis on awarding contracts to small businesses could preclude us from bidding on certain work or reduce the scope of work we can bid as a prime contractor and limit the amount of revenue we could otherwise earn as a prime contractor for such contracts;

•                  the award of contracts to providers offering solutions at the “lowest price technically acceptable” which may lower the profit we may generate under a contract awarded using this pricing method or prevent us from submitting a bid for such work due to us deeming such work to be unprofitable;

•                  the reduction of margins achievable under any contracts awarded to us;

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

In addition, the customers currently serviced by our Cubic Transportation Systems segment are finite in number.  The loss of any one of these customers, or the failure to win replacement awards upon expiration of contracts with such customers, could have a materially adverse impact on our results of operations.

If we are unable to consistently retain existing contracts or win new contract awards, our business, prospects, financial condition and results of operations will be adversely affected.

Many of our U.S. government customers spend their procurement budgets through multiple-award or indefinite delivery/indefinite quantity (ID/IQ) contracts, under which we are required to compete among the awardees for post-award orders. Failure to win post-award orders could affect our ability to increase our sales.

The U.S. government can select multiple winners under multiple-award contracts, federal supply schedules and other agency-specific ID/IQ contracts, as well as award subsequent purchase orders among such multiple winners. This means that there is no guarantee that these ID/IQ, multiple-award contracts will result in the actual orders equal to the ceiling value under the contract, or result in any actual orders. We are only eligible to compete for work (purchase orders and delivery orders) as an awardee pursuant to government-wide acquisition contracts already awarded to us. Our failure to compete effectively in this procurement environment could reduce our sales, which would adversely affect our business, results of operations and financial condition.

The U.S. government’s increased emphasis on awarding contracts to small businesses could preclude us from acting as a prime contractor and increase the number of contracts we receive as a subcontractor to small businesses, which could decrease the amount of our revenues from such contracts. Some of these small businesses may not be financially sound, which could adversely affect our business.

There is increased emphasis by the U.S. government on awarding contracts to small businesses which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. In addition, being a subcontractor may limit the amount of revenue we could otherwise earn as a prime contractor for such contracts.  When we only act as a subcontractor, we may only receive up to 49% of the value of the contract award, and such percentage may be less should the small business partner or partners be able to service a larger piece of the award.  Failure to maintain good relationships with small business partners operating in our industries could preclude us from winning work as a subcontractor as part of a large contracting consultation. This could result in significant adverse effects on our revenues, operating costs and cash flows.

Government audits of our contracts could result in a material charge to our earnings, have a negative effect on our cash position following an audit adjustment or adversely affect our ability to conduct future business.

U.S. government agencies, including the DOD and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Based on the results of such audits, the auditing agency is authorized to adjust our unit prices if the auditing agency does not find them to be “fair and reasonable.” The auditing agency is also authorized to require us to refund any excess proceeds we received on a particular item over its final adjusted unit price.

The DOD, in particular, also reviews the adequacy of, and compliance with, our internal control systems and policies, including our purchasing, accounting, financial capability, pricing, labor pool, overhead rate and management information systems. Our failure to obtain an “adequate” determination of our various accounting and management internal control systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts or perform contracts, or could result in suspension or debarment from competing for contracts with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

In addition, transit authorities have the right to audit our work under their respective contracts.  If as the result of an adverse audit finding, we were suspended or prohibited from contracting with the U.S. government, any significant government agency, or a transit authority terminates its contract with us, or if our reputation or relationship with such agencies and authorities was impaired or if they otherwise ceased doing business with us or significantly decreased the amount of business done with us, it would adversely affect our business, results of operations and financial condition.

Our international business exposes us to additional risks, including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could harm our operating results.

Our international operations, which represented 47% of our revenues for fiscal year 2012, subject us to risks associated with operating in and selling products or services in foreign countries, including:

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

•                  compliance with anti-corruption laws, anti-money laundering laws and sanctions;

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

•                  potentially being prohibited from bidding for international work due to perceived conflicts or national security concerns resulting from the significant amount of work we do for the U.S. government and its agencies;

•                  the difficulty of management and operation of an enterprise in various countries; and

•                  economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

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

We may not be able to receive the necessary licenses required for us to sell our export-controlled products and services overseas. In addition, the loss of our registration as either an exporter or a broker under International Traffic in Arms Regulations (ITAR), would adversely affect our business, results of operations and financial condition.

U.S. government agencies, primarily the Directorate of Defense Trade Controls within the State Department and the Bureau of Industry Security within the U.S. Department of Commerce, must license shipments of certain export-controlled products that we export. These licenses are required due to both the products we export and to the foreign customers we service. If we do not receive a license for an export-controlled product, we cannot ship that product. We cannot be sure of our ability to gain any licenses required to export our products, and failure to receive a required license would eliminate our ability to make that sale. A delay in obtaining the necessary licenses to sell our export-controlled products abroad could result in delayed deliveries and delayed recognition of revenue, which could cause us reputational damage and could result in a customer’s decision not to do business with us in the future. We may also be subject to inquiries by such U.S. government agencies relating to issues involving the export-controlled products and services we export and failure to satisfactorily resolve such inquiries would adversely affect our business, results of operations and financial condition.

In addition to obtaining a license for certain of our exports outside of the United States, we are also required to maintain a standing registry under ITAR as an exporter. We operate as an exporter when we ship certain products to our customers outside the United States. If we were to lose our registration as an exporter under ITAR, we would not be able to sell export-controlled products abroad, which would adversely affect our business, results of operations and financial condition.

Our operating margins may decline under our fixed-price contracts if we fail to accurately estimate the time and resources necessary to satisfy our obligations.

Approximately 72% of our revenues in 2012 were from fixed-price contracts under which we bear the risk of cost overruns.  Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract.  We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers.  Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our net sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of December 31, 2012, our total backlog was $2,816.4 million. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of net sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of net sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial condition.

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs.  Any changes in applicable laws could adversely affect our business and financial condition.  Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting.  The more significant regulations include:

•                  the Federal Acquisition Regulations (FAR) and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•                  the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•                  the ITAR, which control the export and import of defense related articles and services on the United States Munitions Control List;

•                  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

•                  regulations of most state and regional agencies and foreign governments similar to those described above;

•                  the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•                  the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•                  the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act;

•                  healthcare reform laws and regulations, including those enacted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010; and

•                  tax laws and regulations in the U.S. and in other countries in which we operate;

•                  the civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;

•                  the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; and

•                  the Small Business Act and the Small Business Administration, or the “SBA,” size status regulations, which regulate eligibility for performance of government contracts which are set aside for, or a preference is given in the evaluation process if awarded to, specific types of contractors such as small businesses and minority-owned businesses.

The FAR and many of our U.S. government contracts contain organizational conflicts of interest clauses that may limit our ability to compete for or perform certain other contracts. Organizational conflicts of interest arise when we engage in activities that provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about a conflict of interest issue could damage our reputation.

In addition, the U.S. and foreign governments may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. For instance, Congressional legislation and initiatives dealing with procurement reform and shifts in the buying practices of U.S. government agencies resulting from those proposals could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement, which would adversely affect our business, results of operations and financial condition.

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses, financial condition and results of operations.

We may not be able to identify, attract or retain qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses, which could adversely affect our financial condition and results of operations.  The technically complex nature of our operations results in difficulties finding qualified staff.  In our defense businesses especially, experienced personnel possessing required security clearances are finite in number.  A number of our employees maintain a top secret clearance level. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our cleared employees lose or are unable to timely obtain security clearances or we lose a facility clearance, our U.S. government customers may terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not generate the sales anticipated from the contract, which could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new awards for similar work.

We may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. Our inability to obtain, maintain and enforce our patents and other proprietary rights could adversely affect our businesses’ prospects and competitive positions.

We seek to protect our proprietary technology and inventions through patents and other proprietary-right protection, and also rely on trademark laws to protect our brand.  However, we may fail to obtain the intellectual property rights necessary to provide us with a competitive advantage, and any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated.  We may also fail to apply for or obtain intellectual property protection in important foreign countries, and the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.  If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our technology and inventions, which could adversely affect our business. We may incur significant expense in obtaining, maintaining, defending and enforcing our intellectual property rights.  We may fail to take the actions necessary to enforce our intellectual property rights and even if we attempt to enforce such rights we may ultimately be unsuccessful, and such efforts may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. Also, some aspects of our business and services may rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.  We have taken measures to protect our trade secrets and know-how, including seeking to enter into confidentiality agreements with our employees, consultants and advisors, but the measures we have taken may not be sufficient. For example, confidentiality agreements may not provide adequate protection or may be breached.  We generally control and limit access to our product documentation and other proprietary information, but other parties may independently develop our know-how or otherwise obtain access to our technology, which could adversely affect our businesses’ prospects and competitive position.

Assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that we, our customers, licensees or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights.  Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties.  Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours.  Any claims that we violate a third party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit.  Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services.  Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on favorable terms or cannot or do not substitute similar technology from another source, our revenue and earnings could be adversely impacted.

We compete primarily for government contracts against many companies that are larger, better capitalized and better known than us.  If we are unable to compete effectively, our business and prospects will be adversely affected.

Our businesses operate in highly competitive markets.  Many of our competitors are larger, better financed and better known companies who may compete more effectively than we can.  In order to remain competitive, we must keep our capabilities technically advanced and compete on price and on value added to our customers.  Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.  Consolidation in the industries in which we operate and government budget cuts have led to pressure being placed on the margins we may earn on any contracts we win.  In addition, should the transportation market move towards requiring contractors to provide up-front financing for contracts they are awarded (for example, our contract for the Chicago Open Standards Fare System), we may need to compete more heavily on the basis of our financial strength, which may limit the contracts we can service at any one time.

The terms of our financing arrangements may restrict our financial and operational flexibility, including our ability to invest in new business opportunities.

We currently have unsecured borrowing arrangements.  The terms of these borrowing arrangements include provisions that limit our levels of debt and require minimum levels of net worth and coverage of fixed charges. We may incur future obligations that would subject us to additional covenants that affect our financial and operational flexibility or subject us to different events of default.  In addition, the cost of servicing such debt could divert resources which may otherwise be used to develop our businesses.

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2012, there were borrowings of $25.0 million outstanding under the agreement, of which $5.0 million was repaid in February, 2013. Our borrowings under the agreement bear interest at a variable rate (1.6% at December 31, 2012). In addition, as of December 31, 2012, there were letters of credit outstanding under the agreement totaling $42.4 million, which reduced the available line of credit to $132.6 million at that date.

We also have a secured letter of credit facility agreement with a bank that expires in March 2013.  We are currently negotiating an extension of the agreement for approximately one year.  As of December 31, 2012 there were letters of credit outstanding under this agreement of $63.4 million.  In support of this facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility.  We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility.  The maximum amount of letters of credit currently allowed by the facility is $66.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit.  We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility.  Letters of credit outstanding under this facility do not reduce the available line of credit available under the revolving credit agreement described above.

Our development contracts may be difficult for us to comply with and may expose us to third-party claims for damages.

We are often party to government and commercial contracts involving the development of new products and systems. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and negatively impact our stock price.

Our revenues could be less than expected if we are not able to deliver services or products as scheduled due to disruptions in supply.

Since our internal manufacturing capacity is limited, we use contract manufacturers. While we use care in selecting our manufacturers, we have less control over the reliability of supply, quality and price of products or components than if we manufactured them.  In some cases, we obtain products from a sole supplier or a limited group of suppliers.  Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, financial condition or other factors.  We may have disputes with our vendors arising from, among other things, the quality of products and services or customer concerns about the vendor. If any of our vendors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Economic downturns can adversely affect a vendor’s ability to manufacture or deliver products. Further, vendors may also be enjoined from manufacturing and distributing products to us as a result of litigation filed by third parties, including intellectual property litigation. If we were to experience difficulty in obtaining certain products, there could be an adverse effect on our results of operations and on our customer relationships and our reputation. Additionally, our key vendors could also increase pricing of their products, which could negatively affect our ability to win contracts by offering competitive prices.

Any material supply disruptions could adversely affect our ability to perform our obligations under our contracts and could result in cancellation of contracts or purchase orders, penalties, delays in realizing revenues, payment delays, as well as adversely affect our ongoing product cost structure.

Our future success will depend on our ability to develop new products, systems and services that achieve market acceptance in our current and future markets.

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•                  identify emerging technological trends in our current and target markets;

•                  develop and maintain competitive products, systems and services;

•                  enhance our offerings by adding technological innovations that differentiate our products, systems and services from those of our competitors; and

•                  develop, manufacture and bring to market cost-effective offerings quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. We currently spend approximately 1 to 2% of our annual net sales on R&D efforts, primarily in our Cubic Defense Systems (CDS) and Cubic Transportation Systems (CTS) segments.  There can be no assurances that this percentage will not increase should we require increased innovations to successfully compete in the markets we serve.  We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

If we deliver products or systems with defects, our reputation will be harmed, revenue from, and market acceptance of, our products and systems will decrease and we could expend significant capital and resources as a result of such defects.

Our products and systems are complex and frequently operate in high-performance, challenging environments. Notwithstanding our internal quality specifications, our products and systems have sometimes contained errors, defects and bugs when introduced. If we deliver products or systems with errors, defects or bugs, our reputation and the market acceptance and sales of our products and systems would be harmed. Further, if our products or systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems and incur significant costs for product recalls and inventory write-offs. Defects could also lead to product liability lawsuits against us or against our customers, and could also damage our reputation. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our products and systems. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing, manufacturing, operating and maintaining advanced defense and transportation systems and products. New technologies associated with these systems and products may be untested or unproven. In addition, certain activities in connection with which our training systems are used or our services are provided are inherently dangerous. While in some circumstances we may receive indemnification from U.S. and foreign governments, and we maintain insurance for certain risks, the amount of our insurance or indemnity may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of the indemnification we receive and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

We may acquire other companies, which could increase our costs or liabilities or be disruptive to our business.

Part of our strategy involves the acquisition of other companies.  For example, in December 2012, we acquired the operating assets of NEK Special Programs Group, LLC, a special operation forces training business, including more than 200 operational and technical experts.  We cannot assure you that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems.  Such expenses, delays or operational or financial problems may include the following:

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

As a result, the integration of acquired businesses may be costly and may adversely impact our results of operations and financial condition.

Our employees may engage in misconduct or other improper activities, which could harm our business, financial condition and results of operations.

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues. For example, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 30, 2012 for a discussion of certain litigation relating to misconduct by one of our former employees. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition and results of operations.  In addition, alleged or actual employee misconduct could result in investigations or prosecutions of employees engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

The funding and costs associated with our pension plans may cause our earnings, cash flows, and shareholders’ equity to fluctuate significantly from year to year.

Certain of our employees in the U.S. are covered by a noncontributory defined benefit pension plan and approximately one-half of our European employees are covered by a contributory defined benefit pension plan. The impact of these plans on our GAAP earnings may be volatile in that the amount of expense we record for our pension plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including discount rates, inflation, salary growth, expected return on plan assets, retirement rates and mortality rates. Changes in these factors affect our plan funding, cash flows, earnings, and shareholders’ equity.

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results.  For example, benefits under the U.S. plan were frozen as of December 31, 2006, so no new benefits have accrued after that date, and benefits under the European plan were frozen as of September 30, 2010, though the European plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of freezing of the respective plans are not eligible for participation in the defined benefit plans. For more information on how these factors could impact earnings, cash flows and shareholders’ equity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Judgments—Pension Costs” in our Annual Report on Form 10-K for the year ended September 30, 2012.

Risks Relating to Our Common Stock and the Securities Markets

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Our common stock has traded as high as $57.75 and as low as $37.16 since October 1, 2010. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.  The market price of our common stock could fluctuate significantly for various reasons, which include:

•                  our quarterly or annual earnings or those of our competitors;

•                  the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•                  changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of our competitors;

•                  new laws or regulations or new interpretations of laws or regulations applicable to our business;

•                  changes in accounting standards, policies, guidance, interpretations or principles;

•                  changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•                  litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•                  strategic action by our competitors; and

•                  sales of common stock by our directors, executive officers and significant shareholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance.  In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Our Executive Chairman of the Board of Directors beneficially owns a large percentage of our common stock and as a result can exert significant influence over us.

As of December 31, 2012, Walter C. Zable, our Executive Chairman of the Board of Directors, and Karen Zable Cox, Mr. Zable’s sister, beneficially owned an aggregate of 9,257,526 shares, or approximately 34.6%, of our common stock.  Of these shares, an aggregate of 8,826,396 shares, or approximately 33.0% of our common stock, were owned by trusts, of which Mr. Zable and Ms. Cox are co-trustees.  In their capacities as co-trustees, Mr. Zable and Ms. Cox share voting and dispositive power over the shares owned by such trusts.  Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which shareholders vote.

Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued in the future under our 2005 Equity Incentive Plan or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

Provisions in our charter documents and Delaware law could delay or prevent a change in control of Cubic.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•                  prior to the date of the transaction, an affirmative vote of the holders of at least 66-2/3% of our outstanding common stock is required for the approval, adoption or authorization of a business combination;

•                  a prohibition on shareholder action through written consent;

•                  a requirement that special meetings of shareholders be called only by our board of directors or by a committee of our board of directors that has been duly designated to do so by our board of directors;

•                  the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•                  a requirement for the affirmative vote of the holders of at least 66-2/3% of the total voting power of all outstanding shares of our voting stock to amend our amended and restated bylaws, or to amend specific provisions of our amended and restated certificate of incorporation.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested shareholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company.

If we are unable to pay semiannual dividends at the targeted level, our reputation and stock price may be harmed.

In August 2012, our board of directors approved a semiannual dividend on common stock of $0.12 per share. We have paid uninterrupted semiannual dividends to our shareholders since 1971, and, in fiscal 2012, we paid $6.4 million of cash dividends to our shareholders.

The dividend program requires the use of a portion of our cash flows. Our ability to continue to pay semiannual dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our board of directors may, at its discretion, decrease the targeted semiannual dividend amount or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may adversely affect our reputation and investor confidence in us, and negatively impact our stock price.

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q filed for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2010, file No. 001-08931, Exhibit 3.2.
10.1*	Amended and Restated Deferred Compensation Plan dated January 1, 2013. Attached hereto as Exhibit 10.1.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 11, 2013	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 11, 2013	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)