Form 10-Q
period 2013-03-31
CUBIC CORP /DE/
filed 2013-05-02
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

As of April 22, 2013, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales:
Products	$300,669	$309,086	$164,968	$155,776
Services	377,007	347,325	199,337	183,869
	677,676	656,411	364,305	339,645

Costs and expenses:
Products	218,018	220,133	117,123	106,684
Services	297,617	277,050	153,766	145,642
Selling, general and administrative	82,317	78,259	41,320	43,039
Restructuring costs	6,084	—	6,084	—
Research and development	12,920	12,968	7,098	8,072
Amortization of purchased intangibles	7,830	7,707	4,266	3,668
	624,786	596,117	329,657	307,105

Operating income	52,890	60,294	34,648	32,540

Other income (expense):
Interest and dividend income	749	1,726	312	964
Interest expense	(1,516)	(678)	(654)	(331)
Other income (expense) - net	49	1,045	(53)	122

Income before income taxes	52,172	62,387	34,253	33,295

Income taxes	12,443	18,200	7,043	9,847

Net income	39,729	44,187	27,210	23,448

Less noncontrolling interest in income of VIE	125	96	52	51

Net income attributable to Cubic	$39,604	$44,091	$27,158	$23,397

Net income per share attributable to Cubic
Basic	$1.48	$1.65	$1.02	$0.88
Diluted	$1.48	$1.65	$1.02	$0.88

Dividends per common share	$0.12	$0.12	$0.12	$0.12
Weighted average shares used in per share calculations:
Basic	26,736	26,736	26,736	26,736
Diluted	26,736	26,736	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$39,729	$44,187	$27,210	$23,448
Other comprehensive income (loss):
Foreign currency translation	(13,313)	8,193	(14,608)	7,846
Net unrealized gain (loss) from cash flow hedges	(3)	2,128	(745)	3,288
Total other comprehensive income (loss)	(13,316)	10,321	(15,353)	11,134
Total comprehensive income	$26,413	$54,508	$11,857	$34,582

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$148,605	$212,267
Restricted cash	68,833	68,749
Accounts receivable - net	414,066	350,697
Recoverable income taxes	5,600	7,083
Inventories - net	50,992	52,366
Deferred income taxes and other current assets	16,754	21,564
Total current assets	704,850	712,726

Long-term contract receivables	20,830	22,070
Long-term capitalized contract costs	51,805	26,875
Property, plant and equipment - net	54,732	55,327
Goodwill	185,589	146,933
Purchased intangibles - net	62,930	39,374
Other assets	19,507	23,012
	$1,100,243	$1,026,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25,000	$—
Trade accounts payable	33,322	47,917
Customer advances	92,178	100,764
Accrued compensation and other current liabilities	128,096	108,668
Income taxes payable	7,094	20,733
Current portion of long-term debt	527	4,561
Total current liabilities	286,217	282,643

Long-term debt	52,502	6,942
Other long-term liabilities	67,918	66,390

Shareholders’ equity:
Common stock	12,633	12,574
Retained earnings	751,439	715,043
Accumulated other comprehensive loss	(34,464)	(21,148)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	693,530	670,391
Noncontrolling interest in variable interest entity	76	(49)
Total shareholders’ equity	693,606	670,342
	$1,100,243	$1,026,317

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating Activities:
Net income	$39,729	$44,187	$27,210	$23,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,597	11,297	6,879	5,465
Changes in operating assets and liabilities	(107,297)	(95,392)	(63,944)	(30,444)
NET CASH USED IN OPERATING ACTIVITIES	(55,971)	(39,908)	(29,855)	(1,531)

Investing Activities:
Acquisition of businesses, net of cash acquired	(53,272)	—	(20,177)	—
Purchases of property, plant and equipment	(3,861)	(10,150)	(2,438)	(4,901)
Proceeds from sales or maturities of short-term investments	—	17,934	—	10,977
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(57,133)	7,784	(22,615)	6,076

Financing Activities:
Proceeds from short-term borrowings	70,000	—	45,000	—
Principal payments on short-term borrowings	(45,000)	—	(45,000)	—
Proceeds from long-term borrowings	50,000	—	50,000	—
Principal payments on long-term debt	(8,273)	(4,274)	(4,133)	(138)
Dividends paid	(3,208)	(3,208)	(3,208)	(3,208)
Net change in restricted cash	(84)	(68,584)	(313)	(68,584)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,435	(76,066)	42,346	(71,930)

Effect of exchange rates on cash	(13,993)	9,808	(15,387)	9,010

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,662)	(98,382)	(25,511)	(58,375)

Cash and cash equivalents at the beginning of the period	212,267	329,148	174,116	289,141

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$148,605	$230,766	$148,605	$230,766

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire NEK	$19,552	$—	$—	$—
Receivable from the seller of NextBus	$682	$—	$682	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three- and six- month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material changes to our significant accounting policies as compared with the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012, other than the revisions to or addition of the following:

Revenue recognition.

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

We recognize sales and profits under our long-term fixed-price contracts, which generally require a significant amount of development effort in relation to total contract value, using the cost-to-cost percentage-of-completion method of accounting. We record sales and profits based on the ratio of contract costs incurred to estimated total contract costs at completion. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are included in contract costs; however, general and administrative costs are not considered contract costs for any other customers. Costs are recognized as incurred for contracts accounted for under the cost-to-cost percentage-of-completion method.

For certain other long-term, fixed price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. Costs of sales are recorded as deliveries are made. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

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

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services to operate and maintain the delivered system. For multiple element contracts that were entered prior to October 1, 2009, a delivered item was considered a separate unit of accounting when it had value to the customer on a standalone basis and there was objective and reliable evidence of the fair value of the undelivered items. For contracts where we are unable to conclude there were separate units of accounting, we combine the deliverables and recognize revenue once the final item has been delivered or, if the final element is a service, over the period of performance.

We elected to adopt authoritative accounting guidance for multiple-element arrangements effective October 1, 2009 on a prospective basis. This guidance affected the accounting conclusion as to whether a deliverable under a contract is considered a separate unit of accounting, and also affected the method that is used to allocate arrangement consideration to each separate unit of accounting. The new guidance eliminates the requirement for objective and reliable evidence of fair value to exist for the undelivered items in order for a delivered item to be treated as a separate unit of accounting. The new guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. Under the relative-selling-price method, the selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures.

Once the contract value is allocated to the separate deliverables under a multiple-element arrangement, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the percentage-of completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. Revenue under our service contracts with the U.S. government is recorded under the cost-to cost percentage-of-completion method. Award fees and incentives related to performance under these service contracts are accrued during the performance of the contract based on our historical experience and estimates of success with such awards.

Revenue under contracts for services other than those with the U.S. government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. For such contracts that contain measurable units of work performed we recognize sales when the units of work are completed. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. Revenue under such contracts that do not contain measurable units of work performed, which is generally the case for our service contracts, is recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Costs incurred under these services contracts are expensed as incurred.

We make provisions in the current period to fully recognize any anticipated losses on contracts. If we receive cash on a contract prior to revenue recognition or in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

Recognizing assets acquired and liabilities assumed in business combinations.

Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including income approaches such as present value techniques or cost approaches such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

Stock-Based Compensation

Restricted stock units awards (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date if vesting occurs. RSUs granted to date have either time-based vesting or performance-based vesting. Compensation expense for all restricted stock unit awards is measured at fair value at the grant date and recognized based upon the number of RSUs that ultimately vest. We determine the fair value of RSUs based on the closing market price of our common stock on the grant date. The grant date of the performance-based RSUs takes place when the grant is authorized and the specific achievement goals are communicated.

Compensation expense for time-based vesting awards is recorded on a straight-line basis over the requisite service period, adjusted by estimated forfeiture rates. Vesting of performance-based RSUs is tied to achievement of specific company goals over the measurement period. For all performance-based RSUs granted to date, the measurement period is October 1, 2012 through September 30, 2015. For purposes of measuring compensation expense for performance-based RSUs, at each reporting date we estimate the number of shares for which vesting is deemed probable based on management’s expectations regarding achievement of the relevant performance criteria, adjusted by estimated forfeiture rates. Compensation expense for the number of shares ultimately expected to vest is recognized on a straight-line basis over the requisite service period for the performance-based RSUs. The recognition of compensation expense associated with performance-based RSUs requires judgment in assessing the probability of meeting the performance goals. For performance-based RSUs, there may be significant expense recognition or reversal of recognized expense in periods in which when there are changes in the assessed probability of meeting performance-based vesting criteria.

Net Income Per Share

Basic net income per share (EPS) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. For the quarter and six-month period ended March 31, 2013, none of the restricted stock units are dilutive based upon the treasury stock method calculations.

Note 2 — Acquisitions

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado. This acquisition will expand the scope of services and customer base of our Mission Support Services (MSS) segment. In connection with the acquisition, we hired more than 200 employees of the Seller’s Special Operations Forces training business. This transaction has been accounted for as a business combination. The results of the acquired operations have been included in our condensed consolidated financial statements since the acquisition date. For the three months ended March 31, 2013 the amount of NEK’s net sales and net loss after taxes included in our consolidated statement of income were $9.1 million and $0.3 million, respectively. For the six months ended March 31, 2013 the amounts of NEK’s net sales and net loss after taxes were $9.6 million and $0.3 million respectively. Included in the NEK operating results are $0.4 million in transaction related costs incurred during the six months ended March 31, 2013.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. In December 2012, we paid cash of $33.1 million. We have recorded a current liability of approximately $19.5 million as an estimate of additional cash consideration that will be due to the Seller. The timing of the payment of $7.8 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $11.7 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.7 million is remote, and we have estimated that the contingent consideration amounts will be paid within six to nine months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $11.7 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$13.3
Corporate trade names	4.9
Non-compete agreements	0.2
Accounts receivable -billed	3.1
Accounts receivable -unbilled	7.7
Accounts payable	(3.0)
Other net liabilities assumed	(0.4)
Net identifiable assets acquired	25.8
Goodwill	26.8
Net assets acquired	$52.6

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The estimated fair value of the accounts receivable and accounts payable will be finalized as further information is received from the Seller regarding these items.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NEK and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our MSS segment and is expected to be deductible for tax purposes. The intangible assets, which include trade names, customer relationships, and non-compete agreements, will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of four years from the date of acquisition.

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

NextBus

On January 24, 2013, Cubic acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. (Webtech). NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our Cubic Transportation Systems (CTS) segment. This transaction has been accounted for as a business combination. The results of the acquired NextBus operations have been included in our condensed consolidated financial statements since the acquisition date. For the quarter and six months ended March 31, 2013 the amounts of NextBus’ net sales and net loss after taxes included in our consolidated statement of income were $1.5 million and $0.3 million respectively. NextBus incurred $0.2 million in transaction related costs in the quarter ended March 31, 2013.

The purchase agreement states that the cost of the acquisition will total $20.7 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts. The acquisition-date fair value of consideration transferred is estimated to be $20.0 million. In January 2013, we paid cash of $20.7 million and recorded a current asset of approximately $0.7 million as an estimate of the cash that will be received from Webtech in connection with the working capital settlement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$8.8
Accounts receivable, net	2.2
Backlog	1.7
Acquired technology	1.3
Corporate trade names	1.0
Accounts payable and accrued expenses	(1.2)
Deferred tax liabilities, net	(4.7)
Other net liabilities assumed	(1.4)
Net identifiable assets acquired	7.7
Goodwill	12.3
Net assets acquired	$20.0

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, and net deferred tax liabilities are preliminary estimates pending the finalization of our valuation analyses. The net deferred tax liabilities were primarily recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense. The estimated fair value of the accounts receivable and accounts payable will be finalized as further information is received from Webtech regarding these items.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NextBus and our CTS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill will be allocated to our CTS segment and is not expected to be deductible for tax purposes.

The intangible assets, which include customer relationships, backlog, corporate trade names, and acquired technology, will be amortized using a combination of accelerated and straight-line based on the expected cash flows from the assets, over a weighted average useful life of 5 years from the date of acquisition. Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NextBus for fiscal years 2013 through 2017 is as follows (in millions):

Year Ended September 30,
2013	$1.2
2014	1.6
2015	1.5
2016	1.4
2017	1.3

The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach. The customer relationships and backlog valuations used the excess earnings approach. The trade names and technology valuations used the relief from royalty approach.

The following unaudited pro forma information presents our consolidated results of operations as if NextBus and NEK had been included in our consolidated results since October 1, 2011 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$691.0	$680.6	$364.7	$351.4

Net income attributable to Cubic	$40.3	$45.1	$26.9	$23.9

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisition been completed on October 1, 2011, and it does not purport to project our future operating results.

Note 3 — Balance Sheet Details

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2013	2012

Trade and other receivables	$21,060	$17,543
Long-term contracts:
Billed	108,774	91,132
Unbilled	305,713	264,555
Allowance for doubtful accounts	(651)	(463)
Total accounts receivable	434,896	372,767
Less estimated amounts not currently due	(20,830)	(22,070)
Current accounts receivable	$414,066	$350,697

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2013 under transportation systems contracts in the U.S. and Australia. The non-current balance at September 30, 2012 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2013	2012
Work in process and inventoried costs under long-term contracts	$71,885	$78,796
Customer advances	(21,601)	(27,288)
Raw material and purchased parts	708	858
Net inventories	$50,992	$52,366

Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. Contract advances, performance-based payments and progress payments received are recorded as an offset against the related inventory balances for contracts that that are accounted for on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. This determination is performed on a contract by contract basis. Any amount of payments received in excess of the cumulative amount of accounts receivable and inventoried costs for a contract is classified as advanced payments, which is classified as a liability on the balance sheet.

At March 31, 2013, work in process and inventoried costs under long-term contracts includes approximately $1.6 million in costs incurred outside the scope of work or in advance of a contract award compared to $1.9 million at September 30, 2012. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

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

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decreases is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.7 million is remote, and we have estimated that the contingent consideration amounts will be due within six to nine months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $11.7 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and March 31, 2013; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$115,214	$—	$—	$115,214
Current derivative assets	—	2,827	—	2,827
Noncurrent derivative assets	—	5,303	—	5,303
Total assets measured at fair value	$115,214	$8,130	$—	$123,344
Liabilities
Current derivative liabilities	$—	$6,809	$—	$6,809
Noncurrent derivative liabilities	—	7,170	—	7,170
Contingent consideration to Seller of NEK	—	—	11,684	11,684
Total liabilities measured at fair value	$—	$13,979	$11,684	$25,663

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$171,300	$—	$—	$171,300
Current derivative assets	—	3,779	—	3,779
Noncurrent derivative assets	—	3,713	—	3,713
Total assets measured at fair value	$171,300	$7,492	$—	$178,792
Liabilities
Current derivative liabilities	$—	$6,839	$—	$6,839
Noncurrent derivative liabilities	—	6,498	—	6,498
Total liabilities measured at fair value	$—	$13,337	$—	$13,337

Long-term debt and short-term borrowings are carried at amortized cost. The fair values of long-term debt and short-term borrowings are calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 valuation technique. At March 31, 2013, the fair value of our long-term debt was estimated to be approximately $53.8 million compared to a carrying value of $53.0 million. At September 30, 2012, the fair value of our long-term debt was estimated to be approximately $12.5 million compared to a carrying value of $11.5 million. The estimated fair value of our short-term borrowings at March 31, 2013 approximates carrying value.

Note 5 — Financing Arrangements

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million, expiring in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2013, there were borrowings of $25.0 million outstanding under this agreement. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at March 31, 2013). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $43.6 million, which reduce the available line of credit to $131.4 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2014. At March 31, 2013, there were letters of credit outstanding under this agreement of $60.5 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

On March 12, 2013, we entered into a note purchase and private shelf agreement pursuant to which we agreed to issue $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Notes with an aggregate principal amount of $50.0 million were purchased on March 12, 2013. Notes with the remaining aggregate principal amount of $50.0 million were purchased on April 23, 2013. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

Note 6 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$276	$254	$136	$127
Interest cost	4,461	4,782	2,217	2,391
Expected return on plan assets	(5,834)	(5,046)	(2,900)	(2,523)
Amortization of actuarial loss	907	796	450	398
Administrative expenses	38	42	19	21
Net pension cost (benefit)	$(152)	$828	$(78)	$414

Note 7 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors approved a long-term equity incentive award program and awarded 264,549 RSUs with time-based vesting and 161,962 RSUs with performance-based vesting to certain officers, directors and management. Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares will be delivered to the recipient following each vesting date.

The RSUs with time-based vesting will vest in four equal installments on each of October 1, 2013, 2014, 2015 and 2016, subject to the recipient’s continued service through such date.

The performance period for the performance-based vesting RSUs granted on March 21, 2013 is the period from October 1, 2012 to September 30, 2015. Recipients of the performance-based vesting RSUs will be eligible to vest in the RSUs at the end of the three-year performance period based on Cubic’s achievement of performance goals established by the Executive Compensation Committee over the performance period, subject to the recipient’s continued service through September 30, 2015. The vesting of 50% of the performance-based RSUs is contingent upon Cubic meeting specified sales growth targets during the performance period and vesting of 50% of the performance based RSUs is contingent upon Cubic meeting return on equity targets for the performance period. Cubic’s sales growth achievement and/or return on equity achievement for the performance period will determine the percentage of the RSUs that will vest.

Through March 31, 2013, Cubic has granted 426,511 restricted stock units of which none have vested or been forfeited. The restricted stock units have a weighted-average grant date fair value of $43.76 per share, which represents the fair market value of one share of our common stock at the grant date. At March 31, 2013, the total number of RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 227,177.

Note 8 - Stock-Based Compensation

Compensation expense related to stock-based awards was $0.1 million for the three-month period ended March 31, 2013.

As of March 31, 2013, there was $18.6 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $9.9 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12% as of March 31, 2013. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 9 — Income Taxes

Our effective tax rate for the six months ended March 31, 2013 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate and reinstatement of the U.S. federal research and development tax credit included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013.

Our effective tax rate for the six months ended March 31, 2013 was 24% as compared to 29% for the year ended September 30, 2012. The effective tax rate for the six months ended March 31, 2013 benefitted from the retroactive extension of the federal research and development tax credit.

The amount of unrecognized tax benefits was $8.9 million as of March 31, 2013 and $8.3 million as of September 30, 2012, exclusive of interest and penalties. At March 31, 2013, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $6.8 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $4.8 million of the unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2013, the tax years open under the statute of limitations in significant jurisdictions include 2007-2011 in the U.K., 2007-2011 in New Zealand and 2008-2011 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to fiscal year 2011. We believe we have adequately provided for uncertain tax issues that have not yet resolved with federal, state and foreign tax authorities.

Note 10 — Derivative Instruments and Hedging Activities

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2013 and September 30, 2012 (in thousands):

	Notional Principal
	March 31, 2013	September 30, 2012
Instruments designated as accounting hedges:
Foreign currency forwards	$380,823	$382,500
Forward starting swap	58,415	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	7,430	5,945

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2013 and September 30, 2012. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of March 31, 2013 or September 30, 2012.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2013	September 30, 2012
Asset derivatives:
Foreign currency forwards	Other current assets	$2,827	$3,779
Foreign currency forwards	Other noncurrent assets	5,303	3,713
		$8,130	$7,492
Liability derivatives:
Foreign currency forwards	Other current liabilities	$6,809	$6,839
Foreign currency forwards	Other noncurrent liabilities	7,006	6,407
Forward starting swap	Other noncurrent liabilities	164	91
Total		$13,979	$13,337

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three and six months ended March 31, 2013 and 2012 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Six Months Ended
	March 31, 2013		March 31, 2012
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$(1,892)	$(2,052)	$(5,572)	$(8,846)
Forward starting swap	(164)	—	—	—

	Three Months Ended
	March 31, 2013		March 31, 2012
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$(1,435)	$20	$(623)	$(5,681)
Forward starting swap	309	—	—	—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and six months ended March 31, 2013 and 2012. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $2.6 million, net of income taxes.

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

Note 11 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Sales:
Transportation Systems	$257.4	$257.5	$138.8	$131.7
Mission Support Services	235.6	234.4	122.2	126.9
Defense Systems	184.4	164.0	103.2	80.7
Other	0.3	0.5	0.1	0.3
Total sales	$677.7	$656.4	$364.3	$339.6

Operating income (loss):
Transportation Systems	$45.4	$41.3	$32.2	$23.4
Mission Support Services	7.8	9.1	3.6	4.6
Defense Systems	1.5	12.1	0.3	6.1
Unallocated corporate expenses and other	(1.8)	(2.2)	(1.5)	(1.6)
Total operating income	$52.9	$60.3	$34.6	$32.5

Depreciation and amortization:
Transportation Systems	$1.5	$1.7	$1.0	$0.8
Mission Support Services	6.5	6.5	3.4	3.0
Defense Systems	2.9	2.5	2.1	1.3
Other	0.7	0.6	0.4	0.4
Total depreciation and amortization	$11.6	$11.3	$6.9	$5.5

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $3.1 million and $7.1 million in the three months ended March 31, 2013 and March 31, 2012, respectively and increased operating profit by approximately $3.6 million and $7.8 million for the six months ended March 31, 2013 and March 31, 2012, respectively. These adjustments increased net income by approximately $2.5 million ($0.10 per share) and $4.9 million ($0.19 per share) in the three months ended March 31, 2013 and March 31, 2012, respectively, and increased net income by approximately $3.1 million ($0.12 per share) and $5.4 million ($0.20 per share) in the six months ended March 31, 2013 and March 31, 2012, respectively.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. During the quarters ended March 31, 2013 and 2012 we recognized sales of $13.2 million and $12.2 million, respectively related to annual system usage incentives on this transportation contract which resulted in additional operating income of the same amounts in these respective periods.

In March 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 150 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred a resulting restructuring charge of $6.1 million in the second quarter of fiscal 2013. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date.

The following table presents a rollforward of our restructuring liability as of March 31, 2013, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation

Liability as of December 31, 2012	$—
Accrued costs	6.1
Cash payments	(0.5)
Liability as of March 31, 2013	$5.6

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Note 12 — Legal Matters

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a U.S. District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977. Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by U.S. citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the arbitration award and related post-judgment interest owed totaling $8.8 million to the U.S. District Court on April 18, 2012. We had recorded a liability for the judgment amount in periods prior to 2012 and had accrued interest through the date of the payment, so there was no impact on 2012 earnings related to this matter other than interest accrued of $0.2 million. Through September 30, 2012 we did not accrue a liability for any additional pre-judgment interest, as we were unable to estimate a probability of loss for these amounts. In January 2013, the District Court decided in favor of the plaintiff for pre-judgment interest totaling $0.6 million. This amount was recognized as expense in the first quarter of fiscal 2013. On February 15, 2013, this remaining sum was paid to the U.S. District Court, which we believe concluded our involvement in this matter.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through March 31, 2013 as no other loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is assured.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 13 — Subsequent Events

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure, other than those described in the sections above.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2013

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

CTS is a systems integrator that develops and provides fare collection infrastructure, services and technology and real-time passenger information systems and services for public transit authorities and operators worldwide. We offer fare collection devices, software systems and multiagency, multimodal transportation integration technologies, as well as a full suite of operational services that help agencies efficiently collect fares, manage operations, reduce revenue leakage and make public transit more convenient. We provide a wide range of services for transit authorities in major transit markets worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance.

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

CDS is focused on two primary lines of business: Training Systems and Secure Communications. CDS is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, asset tracking and search and rescue markets.

Consolidated Overview

Sales for the quarter ended March 31, 2013 increased 7% to $364.3 million from $339.6 million last year. CDS sales and CTS sales increased 28% and 5%, respectively, compared to the second quarter of last year, while MSS sales decreased 4%. For the first six months of the fiscal year, sales increased to $677.7 million compared to $656.4 million last year, an increase of 3%. CDS sales increased 12% compared to the first six months of last year, while CTS and MSS sales remained relatively consistent for such periods. The sales generated by businesses we acquired during 2013 totaled $10.6 million and $11.1 million for the three- and six-month periods ended March 31, 2013, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $34.6 million in the second quarter compared to $32.5 million in the second quarter of last year, an increase of 6%. CTS operating income increased 38%, while MSS operating income decreased 22% and CDS operating income decreased 95% compared to the second quarter of last year. CDS operating income for the second quarter included $6.1 million of restructuring costs related to severance pay and benefits. Businesses we acquired in 2013 generated operating losses of $0.6 million for the quarter, including $0.2 of transaction-related costs. Unallocated corporate and other costs for the second quarter of 2013 were $1.5 million compared to $1.6 million in 2012.

Operating income for the six-month period decreased 12% to $52.9 million from $60.3 million last year. CDS and MSS operating income decreased 88% and 14%, respectively, compared to the first six months of last year, while CTS operating income increased 10%. CDS operating results for the six-month period included the restructuring charge mentioned above. Businesses we acquired in 2013 generated operating losses of $0.8 million for the six months ended March 31, 2013, including $0.6 million of transaction-related costs. Unallocated corporate and other expenses for the first six months of the fiscal year were $1.8 million for 2013 and $2.2 million for 2012.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) increased to $41.5 million in the quarter from $38.0 million in the second quarter of last year. For the first six months of the fiscal year, Adjusted EBITDA decreased to $64.5 million compared to $71.6 million last year. The changes in Adjusted EBITDA for the quarter and six-month period ended March 31, 2013 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the second quarter of fiscal 2013 increased to $27.2 million, or $1.02 per share, compared to $23.4 million, or 88 cents per share, last year. Net income increased for the quarter due to an increase in operating income, and a decrease in income tax expense, which was impacted by the decrease in the effective income tax rate, as described below. The impact of these items was partially offset by a decrease in interest and dividend income and an increase in interest expense.

For the first six months of the year, net income attributable to Cubic decreased to $39.6 million, or $1.48 per share, from $44.1 million, or $1.65 per share last year. The decrease in net income for the six-month period was primarily due to a decrease in operating income, partially offset by a decrease in income tax expense. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest to the court on behalf of a party that had filed claims against us. Also, interest and dividend income decreased for the six-month period based upon the decrease in our average cash balances over the periods. Included in other income was a net foreign currency exchange loss of $0.2 million in the first six months this year compared to a gain of $1.5 million last year, before applicable income taxes.

Our gross margin percentages on products sales decreased to 29% in the second quarter of 2013 from 32% last year, and decreased to 27% for the six months ended March 31, 2013 from 29% last year. The decrease in gross margin percentages were primarily due to decreases in CDS sales of air and ground combat training systems to customers in the Far East.

Our gross margin percentages on service sales increased to 23% in the second quarter of 2013 from 21% last year, and increased to 21% in the first six months of 2013 from 20% last year. The increase in the gross margin percentages on services sales for the three- and six-month periods ended March 31, 2013 is the result of the increase in CTS service sales as a percentage of our total service sales. CTS service sales have a higher gross margin percentage than service sales from our other segments.

Product and service sales for the second quarter of this year increased by $9.2, million or 6% and $15.5 million, or 8%, respectively, compared to the second quarter of last year. For the first six months of the year, product sales decreased $8.4 million, or 3%, while services sales increased by $29.7 million, or 9%.

Selling, general and administrative (SG&A) expenses decreased in the second quarter of 2013 to $41.3 million compared to $43.0 million in 2012. For the six-month period, SG&A increased to $82.3 million compared to 78.3 million last year. As a percentage of sales, SG&A expenses were 11% for the second quarter and 12% for the six-month period of fiscal 2013 compared to 13% and 12% in 2012, respectively. The decrease in SG&A expenses in the second quarter was primarily due to a $2.9 million provision for a legal claim that was accrued for in the second quarter of 2012. Selling and marketing costs in the second quarter of this year were slightly lower than last year; however, selling and marketing costs for the six-month period ended March 31, 2013 were higher than last year. In the second quarter of 2013 we incurred expenses of $0.7 million in preparation for a secondary offering of currently outstanding shares for certain of our shareholders. During the first quarter of 2013 we incurred $1.1 million of professional services costs in connection with the restatement of our consolidated financial statements for the year ended September 30, 2012 and previous periods. Also, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. SG&A expenses in businesses that we acquired in 2013 were $1.1 million for the second quarter and $1.6 million for the first six months of 2013.

Company funded research and development expenditures, which mainly relate to new defense technologies we are developing, decreased to $7.1 million for the second quarter compared to $8.1 million last year, and decreased slightly to $12.9 million for the six-month period this year compared to $13.0 million last year. Amortization of purchased intangibles increased for the second quarter of 2013 to $4.3 million compared to $3.7 million last year due to the amortization of intangible assets related to businesses purchased during 2013. Amortization of purchased intangibles for the first six months of 2013 increased to $7.8 million from $7.7 million in 2012.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the second quarter of fiscal 2013. Therefore, the tax benefit resulting from the reinstatement for fiscal 2013 was reflected in our estimated annual effective tax rate for fiscal 2013 in the second fiscal quarter. Additionally, we recorded a discrete tax benefit of approximately $1.9 million in the second quarter of fiscal 2013 related to the reinstatement of the federal research and development tax credit for fiscal 2012. After consideration of both of these items, we estimate our annual effective income tax rate for fiscal 2013 will be approximately 25%. The effective rate for fiscal 2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Transportation Systems Segment Sales	$257.4	$257.5	$138.8	$131.7

Transportation Systems Segment Operating Income	$45.4	$41.3	$32.2	$23.4

CTS sales increased 5% in the second quarter to $138.8 million compared to $131.7 million last year, and decreased slightly for the six-month period to $257.4 million from $257.5 million last year. During the quarter and six months ended March 31, 2013, CTS generated higher sales from contracts in the U.K., including higher annual system usage incentives on a significant U.K. contract that were recognized in the second quarter, as well as higher sales on a contract for a suburban bus system near Chicago. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies contributed sales of $1.5 million for the quarter. For the quarter and six-month period CTS realized lower sales both from a contract to design and build a system in Sydney, Australia and due to reduced work on a contract to design and build a system in Vancouver. In the quarter and six months ended March 31, 2012 revenues were higher on the Vancouver and Sydney projects as we were producing a significant amount of the hardware for the systems, while this year we are in the latter stages of delivery for these systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $1.5 million for the second quarter and an increase of $1.1 million for the six-month period compared to the same periods last year.

CTS operating income increased 38% in the second quarter to $32.2 million compared to $23.4 million last year, and increased 10% for the six-month period to $45.4 million from $41.3 million last year. The increases in operating income for the quarter and six-month periods are primarily due to higher sales on our contracts the U.K., including higher annual system usage incentives on a U.K. contract described above. In addition, sales increased during the quarter and six-month period on certain higher-margin products and services that we provide in Australia. In recent quarters, including the first quarter of 2013 we were incurring costs related to our contract in Sydney, Australia to transition portions of the systems into operations, for which revenues were not sufficient to cover our costs of servicing the system. This situation has begun to improve in the second quarter of 2013 as portions of the systems are moving through the transition phase towards operations. The operating loss from NextBus was $0.3 million in the second quarter of 2013, including costs of the acquisition totaling $0.2 million. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for the second quarter and an increase of $0.1 million for the six-month period compared to the same periods last year.

Mission Support Services Segment (MSS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Mission Support Services Segment Sales	$235.6	$234.4	$122.2	$126.9

Mission Support Services Segment Operating Income	$7.8	$9.1	$3.6	$4.6

MSS sales decreased 4% in the second quarter to $122.2 million compared to $126.9 million last year, and increased 1% for the six-month period to $235.6 million from $234.4 million last year. Sales in the quarter and six-month period were lower on certain contracts, including at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana due to lower activity. The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were partially offset for the quarter and were more than offset for the six-month period by increases in sales on certain Abraxas contracts, and by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that generated sales of $9.1 million and $9.6 million in the three- and six-month periods ended March 31, 2013, respectively.

MSS operating income decreased 22% in the second quarter to $3.6 million compared to $4.6 million last year, and decreased 14% for the six-month period to $7.8 million from $9.1 million last year. The decreased operating income primarily resulted from increased personnel costs on a flight simulator training contract and the loss of contracts described above. In addition, NEK had an operating loss of $0.3 million for the quarter and $0.5 million for the six-month period ended March 31, 2013, including acquisition-related costs of $0.4 million.

Defense Systems Segment (CDS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Defense Systems Segment Sales
Training systems	$153.2	$135.0	$87.6	$70.3
Secure communications	31.2	29.0	15.6	10.4
	$184.4	$164.0	$103.2	$80.7

Defense Systems Segment Operating Income
Training systems	$8.9	$12.3	$7.0	$7.8
Secure communications	(1.3)	(0.2)	(0.6)	(1.7)
Restructuring costs	(6.1)	—	(6.1)	—
	$1.5	$12.1	$0.3	$6.1

Training Systems

Training systems sales increased 25% in the second quarter to $87.6 million compared to $70.3 million last year, and increased 13% for the six-month period to $153.2 million from $135.0 million last year. Sales increased in the second quarter and the first half of fiscal 2013 from air combat training systems and increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. These increases were partially offset by lower ground combat training system sales in the Far East in the second quarter and six months ended March 31, 2013. In addition, the increase in sales for the six-month period were partially offset by lower sales in the first quarter of 2013 from air combat training systems in the Far East, and a ground combat training system contract in the U.K.

Operating income decreased 10% in the second quarter to $7.0 million compared to $7.8 million last year, and decreased 28% for the six-month period to $8.9 million from $12.3 million last year. Although the increased sales of air combat training systems in the U.S. increased operating income for the quarter and six-month period ended March 31, 2013, these increases were more than offset by decreases in operating income on decreased sales of ground combat training systems in the Far East. Also, for the six months ended March 31, 2013, although total sales of air combat training systems were higher, the operating margin for air combat training systems sales was lower than in 2012 because sales of higher margin air combat training systems to a customer in the Far East decreased in the first quarter of 2013. Operating margins on a ground combat training systems service contract in the U. K. improved for the quarter and six months ended March 31, 2013 due to decreasing costs as the contract matures.

Secure Communications

During the quarter ended March 31, 2013, certain CDS product lines that were previously classified in an “Other” category have been  reclassified into the “Secure Communications” category. Prior year amounts have been reclassified to conform to the current year presentation.

Secure communications sales increased 50% in the second quarter to $15.6 million compared to $10.4 million last year, and increased 8% for the six-month period to $31.2 million from $29.0 million last year. Operating losses decreased to $0.6 million in the second quarter from $1.7 million last year, and increased from $0.2 million to $1.3 million for the six-month period.

Sales were higher from personnel locater systems for the quarter and six-month period but were lower from datalink and power amplifier products. Increased operating income for the quarter on higher personnel locater system sales was partially offset by the lower operating income on lower sales of datalinks. For the six-month period, the higher operating income on higher personnel locater system sales was more than offset by lower margins on datalink sales. These decreased datalink margins for the six months were caused by lower sales as well as cost growth, particularly from the impact of cost increases of $1.2 million in the first quarter of fiscal 2013 on a U.S. government contract.

Restructuring costs

In March 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 150 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred a resulting restructuring charge of $6.1 million in the second quarter of fiscal 2013. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. We anticipate that operating margins will improve for CDS over the course of the current fiscal year and next year with the leaner cost structure.

The following table presents a rollforward of our restructuring liability as of March 31, 2013, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation

Liability as of December 31, 2012	$—
Accrued costs	6.1
Cash payments	(0.5)
Liability as of March 31, 2013	$5.6

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred

Backlog

	March 31,	September 30,
	2013	2012
	(in millions)
Total backlog
Transportation Systems	$1,616.3	$1,663.7
Mission Support Services	806.6	737.0
Defense Systems:
Training systems	316.8	362.0
Secure communications	64.3	68.9
Total Defense Systems	381.1	430.9
Total	$2,804.0	$2,831.6

Funded backlog
Transportation Systems	$1,616.3	$1,663.7
Mission Support Services	197.8	248.1
Defense Systems:
Training systems	316.8	362.0
Secure communications	64.3	68.9
Total Defense Systems	381.1	430.9
Total	$2,195.2	$2,342.7

Total backlog decreased $27.6 million from September 30, 2012 to March 31, 2013. Decreases in backlog for CTS and CDS were partially offset by increases in backlog at MSS. The increase in MSS backlog was partially due to the addition of $19.5 million of backlog from the acquisition of NEK, and the decrease in CTS backlog was partially offset by the addition of $7.1 million of backlog from the acquisition of NextBus. The CDS backlog has been negatively impacted by recent delays in contract awards and extensions, which are due in part to the budgetary uncertainties experienced by our U.S. governmental agency customers. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter reduced backlog by $22.8 million compared to September 30, 2012. Most of the decrease in backlog caused by the changes in exchange rates impacted CTS backlog.

The difference between total backlog and funded backlog represents options under multiyear MSS service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (IDIQ) contracts. IDIQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon IDIQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these IDIQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$39,604	$44,091	$27,158	$23,397
Add:
Provision for income taxes	12,443	18,200	7,043	9,847
Interest expense (income), net	767	(1,048)	342	(633)
Other income, net	(49)	(1,045)	53	(122)
Noncontrolling interest in income of VIE	125	96	52	51
Depreciation and amortization	11,597	11,297	6,879	5,465
ADJUSTED EBITDA	$64,487	$71,591	$41,527	$38,005

Liquidity and Capital Resources

Operating activities used cash of $56.0 million for the six-month period. Increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable, customer advances and other current liabilities contributed to the use of cash. The growth in accounts receivable and reduction of customer advances related to several large on-going contracts we worked on in 2013, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S. and Middle East. Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For certain large long-term development contracts, we had received significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customer advance balances on these contracts decreased in 2013 as development work progressed. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In 2013, the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments.

CDS and CTS segments contributed to the use of cash from operating activities, while MSS provided cash from operating activities.

Investing activities for the six-month period included $33.1 million of cash paid related to the acquisition of NEK, $20.7 million of cash paid related to the acquisition of NextBus and capital expenditures of $3.9 million. Financing activities for the six-month period consisted of scheduled payments on our long-term debt of $8.3 million, $25.0 million of net proceeds from short-term borrowings on our revolving line of credit, and $50.0 million of proceeds from a note purchase and private shelf agreement described below.

A change in exchange rates between foreign currencies, especially the British Pound, and the U.S. dollar resulted in a decrease of $14.0 million to our cash balance as of March 31, 2013 compared to September 30, 2012, and a decrease to Accumulated Other Comprehensive Income of $13.3 million during the six-month period. Although this does not directly impact liquidity, if these exchange rates continue to change, there will be an impact on our sales and operating income, as noted in the CTS section above.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2013, there were borrowings of $25.0 million under this agreement. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at March 31, 2013). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $43.6 million, which reduce the available line of credit to $131.4 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2014. At March 31, 2013, there were letters of credit outstanding under this agreement of $60.5 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

On March 12, 2013, we entered into a note purchase and private shelf agreement pursuant to which we agreed to issue $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Notes with an aggregate principal amount of $50.0 million were purchased on March 12, 2013 and notes with the remaining aggregate principal amount of $50.0 million were purchased on April 23, 2013. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

As of March 31, 2013, $145.1 million of the $148.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $418.6 million and a current ratio of 2.5 to 1 at March 31, 2013. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

There have been no significant changes to our critical accounting policies and estimates described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Judgments” in our Annual Report on Form 10-K for the year ended September 30, 2012, other than the revisions to the following:

Revenue recognition

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Generally, we record revenue for long-term fixed-price contracts on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Many of our long-term fixed-price contracts require us to deliver quantities of products over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed-price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

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

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are considered contract costs; however, general and administrative costs are not considered contract costs for any other customers. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Based upon our history, we believe we have the ability to make reasonable estimates for these items. We have accounting policies and controls in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts, and we continue to monitor and improve such policies, controls, and arrangements. For example, during the fourth quarter of fiscal year 2012, we identified the following material weaknesses in our internal control over financial reporting related to accounting for revenue on certain types of contracts: (i) in our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in GAAP to challenge our application of GAAP commensurate with the number and complexity of our contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner and (ii) our policies for the review and approval of revenue recognition decisions required review and analysis by personnel with an appropriate level of GAAP knowledge and experience for contracts over certain materiality thresholds, which thresholds were not designed to ensure that sufficient review was being performed for revenue recognition decisions that could have a material impact on our financial statements. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses and we continue to monitor and improve all of our accounting policies, controls, and arrangements, as described above.

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

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Recently, we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2011 to provide system upgrades and long-term services for the Vancouver, B.C. Canada Smart Card and Faregate system. We elected to adopt updated authoritative accounting guidance for multiple element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, the contract value is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the cost-to-cost percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Income based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Income based upon a relative-selling-price method.

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U.S. government, which is generally in our MSS segment, is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance on services contracts at MSS are generally accrued during the performance of the contract based on our historical experience with such awards.

Revenue under contracts for services other than those with the U.S. government and those associated long-term development projects is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered into primarily by our CTS segment and to a lesser extent by our CDS segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

Approximately half of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising activities are unallowable and, therefore, not recoverable through sales. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Corporate management and our internal auditors also monitor compliance with our revenue recognition policies and review contract status with segment personnel. Costs incurred and allocated to contracts are reviewed for compliance with U.S. government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under ‘‘Revenue recognition’’ in Note 1 to our consolidated financial statements included in this prospectus.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2013 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting as of the end of such period.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2013:

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013.

Changes in Internal Control over Financial Reporting — To remediate the material weakness in our internal control over financial reporting described above, we are in the process of adding resources and we have implemented new control procedures regarding our accounting for revenue and costs on our contracts. The new control procedures include the development of new revenue and cost analytical tools, more extensive review and analysis of contract terms, revenue recognition models, and related reports by personnel with an appropriate level of GAAP knowledge and experience. Also, we have initiated additional training and education for personnel involved in financial processes that impact revenue and cost recognition.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Plans for Remediation of Material Weaknesses — We are in the process of completing the development of our formal remediation plan (the Remediation Plan) that incorporates the enhanced revenue and cost controls described above, in order to address the material weaknesses. The Remediation Plan will ensure that each area affected by a material control weakness is put through a remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

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

The Remediation Plan is being administered by our Director of Internal Audit and involves key leaders from across the organization, including our Chief Executive Officer and our Chief Financial Officer. The Director of Internal Audit is reporting quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In 1997, the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran obtained a U.S. District Court judgment enforcing an arbitration award in its favor against us of $2.8 million, plus arbitration costs and interest related to a contract awarded to us by Iran in 1977. Both parties appealed to the 9th Circuit Court of Appeals. In December 2011, a decision was handed down upholding the arbitration award and requiring the district court to resolve outstanding issues related to the amount of interest to be paid and whether the plaintiff should be awarded attorney’s fees. Under a 1979 Presidential executive order, all transactions by U.S. citizens with Iran are prohibited; however, in April 2012 we received a license from the U.S. Treasury Department allowing us to remit the arbitration award and related post-judgment interest owed totaling $8.8 million to the U.S. District Court on April 18, 2012. We had recorded a liability for the judgment amount in periods prior to 2012 and had accrued interest through the date of the payment, so there was no impact on 2012 earnings related to this matter other than interest accrued of $0.2 million. Through September 30, 2012 we did not accrue a liability for any additional pre-judgment interest, as we were unable to estimate a probability of loss for these amounts. On January 3, 2013, the District Court decided in favor of the plaintiff for pre-judgment interest totaling $0.6 million. This amount was recognized as expense in the first quarter of fiscal 2013. On February 15, 2013, this remaining sum was paid to the U.S. District Court, which we believe concluded our involvement in this matter.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through March 31, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is assured.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors previously disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2012 (as amended and supplemented by the risk factors disclosed in “Part II - Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended December 31, 2012), other than those set forth below, which should be read in conjunction with the risk factors disclosed therein.

Risks Relating to Our Business

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation.

We previously restated our consolidated financial statements as of and for the years ended September 30, 2011, 2010 and 2009, and for the quarterly periods ended December 31, 2009 through March 31, 2012. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit and Compliance Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on certain contracts.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation. If litigation did occur, we may incur additional substantial defense costs regardless of the outcome, and such litigation could cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, as our net income increased as a result of the restatement, we are liable to pay increased tax liabilities or penalties for prior periods, both under U.S. and foreign laws.

Sequestration may adversely affect our businesses which are dependent on federal government funding.

On March 1, 2013, pursuant to laws passed in August 2011 and January 2013, the federal government implemented sequestration, which will result in deep and automatic cuts in defense budgets and other non-defense budgets. It is currently unknown what programs will be cut, over what time period and by what amount. Some programs may be cancelled in their entirety.

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

As a U.S. defense contractor and a supplier of software based fare collection systems for the transportation infrastructure, we face cyber threats, threats to the physical security of our facilities and employees, including senior executives, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, damaging weather or other acts of nature, and pandemics or other public health crises, which may adversely affect our business.

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

The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price. The occurrence of any of these events could also result in civil or criminal liabilities.

The terms of our financing arrangements may restrict our financial and operational flexibility, including our ability to invest in new business opportunities.

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2013, there were borrowings of $25.0 million outstanding under the agreement. Our borrowings under the agreement bear interest at a variable rate (1.6% at March 31, 2013). In addition, as of March 31, 2013, there were letters of credit outstanding under the agreement totaling $43.6 million, which reduced the available line of credit to $131.4 million at that date.

We also have a secured letter of credit facility agreement with a bank that expires in March 2014. As of March 31, 2013, there were letters of credit outstanding under this agreement of $60.5 million. In support of this facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit available under the revolving credit agreement described above.

On March 12, 2013, we entered into a note purchase and private shelf agreement, pursuant to which we agreed to issue and sell $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Notes with an aggregate principal amount of $50.0 million were purchased on March 12, 2013 and notes with the remaining aggregate principal amount of $50.0 million were purchased on April 23, 2013. Pursuant to the agreement, we may also from time to time issue and sell, and the purchasers under the agreement may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

The terms of the borrowing arrangements described above include provisions that limit our levels of debt, require minimum coverage of fixed charges and contain certain restrictive covenants. We may incur future obligations that would subject us to additional covenants that affect our financial and operational flexibility or subject us to different events of default. In addition, the cost of servicing such debt could divert resources which may otherwise be used to develop our businesses.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed March 8, 2013, file No. 001-08931, Exhibit 3.1.
4.1

Registration Rights Agreement, dated as of February 25, 2013, by and among Cubic Corporation and certain of its shareholders. Incorporated by reference to Form 8-K filed February 25, 2013, file No. 001-08931, Exhibit 4.1.

10.1*	Amended and Restated Deferred Compensation Plan dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, file No. 001-08931, Exhibit 10.1.
10.2

Note Purchase and Private Shelf Agreement {including the forms of the notes issued thereunder}, dated as of March 12, 2013, by and among Cubic Corporation, the Guarantors (as defined therein), Prudential Investment Management, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed March 14, 2013, file No. 001-08931, Exhibit 10.1

10.3*

Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Amendment No. 1 to Cubic Corporation’s Registration Statement on Form S-1, filed April 12, 2013, file No. 333-186852, Exhibit 10.9.

10.4*

Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Amendment No. 1 to Cubic Corporation’s Registration Statement on Form S-1, filed April 12, 2013, file No. 333-186852, Exhibit 10.10.

10.5*

Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Amendment No. 1 to Cubic Corporation’s Registration Statement on Form S-1, filed April 12, 2013, file No. 333-186852, Exhibit 10.11.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 2, 2013	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 2, 2013	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)