Form 10-Q
period 2013-06-30
CUBIC CORP /DE/
filed 2013-08-01
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

As of July 22, 2013, registrant had only one class of common stock of which there were 26,736,307 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales:
Products	$432,226	$498,829	$131,557	$189,743
Services	585,895	522,979	208,888	175,654
	1,018,121	1,021,808	340,445	365,397

Costs and expenses:
Products	311,964	338,564	93,946	118,431
Services	462,075	430,602	164,458	153,552
Selling, general and administrative	126,447	121,010	44,130	42,751
Research and development	19,346	21,395	6,426	8,427
Amortization of purchased intangibles	12,192	11,357	4,362	3,650
Restructuring costs	6,198	—	114	—
	938,222	922,928	313,436	326,811

Operating income	79,899	98,880	27,009	38,586

Other income (expense):
Interest and dividend income	1,279	2,423	530	697
Interest expense	(2,438)	(899)	(922)	(221)
Other income (expense) - net	(764)	95	(813)	(950)

Income before income taxes	77,976	100,499	25,804	38,112

Income taxes	19,859	29,538	7,416	11,338

Net income	58,117	70,961	18,388	26,774

Less noncontrolling interest in income of VIE	149	149	24	53

Net income attributable to Cubic	$57,968	$70,812	$18,364	$26,721

Net income per share attributable to Cubic
Basic	$2.17	$2.65	$0.69	$1.00
Diluted	$2.17	$2.65	$0.69	$1.00

Dividends per common share	$0.12	$0.12	$—	$—

Weighted average shares used in per share calculations:
Basic	26,736	26,736	26,736	26,736
Diluted	26,745	26,736	26,762	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$58,117	$70,961	$18,388	$26,774
Other comprehensive income (loss):
Foreign currency translation	(15,185)	3,313	(1,872)	(4,880)
Net unrealized gain (loss) from cash flow hedges	4,703	840	4,706	(1,288)
Net unrealized gain (loss) on available-for-sale securities, net of deferred tax	(5)	—	(5)	—
Total other comprehensive income (loss)	(10,487)	4,153	2,829	(6,168)
Total comprehensive income	$47,630	$75,114	$21,217	$20,606

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$212,451	$212,267
Restricted cash	68,853	68,749
Marketable securities	4,049	—
Accounts receivable - net	388,436	350,697
Recoverable income taxes	6,673	7,083
Inventories - net	48,312	52,366
Deferred income taxes and other current assets	17,035	21,564
Total current assets	745,809	712,726

Long-term contract receivables	19,850	22,070
Long-term capitalized contract costs	61,782	26,875
Property, plant and equipment - net	54,770	55,327
Goodwill	183,895	146,933
Purchased intangibles - net	58,517	39,374
Other assets	20,974	23,012
	$1,145,597	$1,026,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,293	$47,917
Customer advances	107,256	100,764
Accrued compensation and other current liabilities	114,100	108,668
Income taxes payable	7,229	20,733
Current portion of long-term debt	529	4,561
Total current liabilities	260,407	282,643

Long-term debt	102,380	6,942
Other long-term liabilities	66,412	66,390

Shareholders’ equity:
Common stock	14,208	12,574
Retained earnings	769,803	715,043
Accumulated other comprehensive loss	(31,635)	(21,148)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	716,298	670,391
Noncontrolling interest in variable interest entity	100	(49)
Total shareholders’ equity	716,398	670,342
	$1,145,597	$1,026,317

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Activities:
Net income	$58,117	$70,961	$18,388	$26,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,014	17,140	6,417	5,843
Share-based compensation expense	1,634	—	1,575	—
Changes in operating assets and liabilities	(84,595)	(126,916)	22,761	(31,524)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,830)	(38,815)	49,141	1,093

Investing Activities:
Acquisition of businesses, net of cash acquired	(60,649)	—	(7,377)	—
Purchases of property, plant and equipment	(6,209)	(13,244)	(2,348)	(3,094)
Purchases of marketable securities	(4,054)	—	(4,054)	—
Proceeds from sales or maturities of marketable securities	—	25,829	—	7,895
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(70,912)	12,585	(13,779)	4,801

Financing Activities:
Proceeds from short-term borrowings	70,000	—	—	—
Principal payments on short-term borrowings	(70,000)	—	(25,000)	—
Proceeds from long-term borrowings	100,000	—	50,000	—
Principal payments on long-term debt	(8,407)	(4,411)	(134)	(137)
Dividends paid	(3,208)	(3,208)	—	—
Net change in restricted cash	(104)	(68,584)	(20)	—
Contingent consideration payments related to acquisitions of businessess	(224)	—	(224)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	88,057	(76,203)	24,622	(137)

Effect of exchange rates on cash	(10,131)	4,414	3,862	(5,394)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	(98,019)	63,846	363

Cash and cash equivalents at the beginning of the period	212,267	329,148	148,605	230,766

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$212,451	$231,129	$212,451	$231,129

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire NEK, net	$12,108	$—	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature. Operating results for the three- and nine- month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Revenue recognition.

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We also generate revenue from services we provide such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

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

Compensation expense for time-based vesting awards is recorded on a straight-line basis over the requisite service period, adjusted by estimated forfeiture rates. Vesting of performance-based RSUs is tied to achievement of specific company goals over the measurement period. For all performance-based RSUs granted to date, the measurement period is October 1, 2012 through September 30, 2015. For purposes of measuring compensation expense for performance-based RSUs, at each reporting date we estimate the number of shares for which vesting is deemed probable based on management’s expectations regarding achievement of the relevant performance criteria, adjusted by estimated forfeiture rates. Compensation expense for the number of shares ultimately expected to vest is recognized on a straight-line basis over the requisite service period for the performance-based RSUs. The recognition of compensation expense associated with performance-based RSUs requires judgment in assessing the probability of meeting the performance goals. For performance-based RSUs, there may be significant expense recognition or reversal of recognized expense in periods in which there are changes in the assessed probability of meeting performance-based vesting criteria.

Net Income Per Share

Basic net income per share (EPS) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to Cubic	$57,968	$70,812	$18,364	$26,721

Weighted average shares - basic	26,736	26,736	26,736	26,736
Effect of dilutive securities	9	—	26	—
Weighted average shares - diluted	26,745	26,736	26,762	26,736

Net income per share attributable to Cubic, basic	$2.17	$2.65	$0.69	$1.00
Effect of dilutive securities	—	—	—	—
Net income per share attributable to Cubic, diluted	$2.17	$2.65	$0.69	$1.00

Anti-dilutive employee share-based awards	—	—	—	—

Note 2 — Acquisitions

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado. This acquisition will expand the scope of services and customer base of our Mission Support Services (MSS) segment. In connection with the acquisition, we hired more than 200 employees of the Seller’s Special Operations Forces training business. This transaction has been accounted for as a business combination. The results of the acquired operations have been included in our condensed consolidated financial statements since the acquisition date. For the three months ended June 30, 2013 the amount of NEK’s net sales and net loss after taxes included in our consolidated statement of income were $11.4 million and $0.5 million, respectively. For the nine months ended June 30, 2013 the amounts of NEK’s net sales and net loss after taxes were $21.1 million and $0.8 million respectively. Included in the NEK operating results are $0.6 million in transaction related costs incurred during the nine months ended June 30, 2013.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. In December 2012, we paid the Seller cash consideration of $33.1 million and we recorded a current liability of approximately $19.5 million as an estimate of additional cash consideration that was due to the Seller. In the third quarter of fiscal 2013 we paid the Seller $7.4 million of this additional cash consideration. At June 30, 2013 our remaining liability for the estimated additional cash consideration due to the Seller is $12.1 million. The timing of the payment of $1.0 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $11.1 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.1 million is remote, and we have estimated that the contingent consideration amounts will be paid within six to nine months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration at June 30, 2013 approximates the maximum possible contingent payments to the Seller of $11.1 million. There has been no change in the estimated fair value of the total estimated contingent payments to be made to the Seller since the date of the acquisition.

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

The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach. The trade names valuation used the relief from royalty approach. The customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach. The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of four years from the date of acquisition.

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

NextBus

On January 24, 2013, Cubic acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. (Webtech). NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our Cubic Transportation Systems (CTS) segment. This transaction has been accounted for as a business combination. The results of the acquired NextBus operations have been included in our condensed consolidated financial statements since the acquisition date. For the three months ended June 30, 2013 the amount of NextBus’ net sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $3.1 million and $0.1 million, respectively. For the nine months ended June 30, 2013 the amounts of NextBus’ net sales and net loss after taxes were $4.6 million and $0.3 million respectively. Included in the NextBus operating results are $0.2 million in transaction related costs incurred during the nine months ended June 30, 2013.

The purchase agreement states that the cost of the acquisition will total $20.7 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts. The acquisition-date fair value of consideration transferred is estimated to be $20.2 million. In January 2013, we paid cash of $20.7 million and recorded a current asset of approximately $0.7 million as an estimate of the cash that will be received from Webtech in connection with the working capital settlement. In our third fiscal quarter of 2013 we adjusted the estimated working capital settlement receivable to $0.4 million and received this settlement amount.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$8.8
Accounts receivable, net	2.2
Backlog	1.7
Acquired technology	1.3
Corporate trade names	1.0
Accounts payable and accrued expenses	(1.1)
Deferred tax liabilities, net	(3.3)
Other net liabilities assumed	(1.2)
Net identifiable assets acquired	9.4
Goodwill	10.8
Net assets acquired	$20.2

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NextBus and our CTS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CTS segment and is not expected to be deductible for tax purposes.

The intangible assets will be amortized using a combination of accelerated and straight-line based on the expected cash flows from the assets, over a weighted average useful life of 5 years from the date of acquisition. Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NextBus for fiscal years 2013 through 2017 is as follows (in millions):

Year Ended September 30,
2013	$1.2
2014	1.6
2015	1.5
2016	1.4
2017	1.3

The following unaudited pro forma information presents our consolidated results of operations as if NextBus and NEK had been included in our consolidated results since October 1, 2011 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$1,031.4	$1,059.7	$340.4	$379.1

Net income attributable to Cubic	$58.7	$72.6	$18.4	$27.5

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2011, and it does not purport to project our future operating results.

Note 3 — Balance Sheet Details

Marketable securities consist of exchange traded funds whose underlying assets consist of highly liquid debt instruments with short-term maturities. Marketable securities are classified and accounted for as available-for-sale.  These investments are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Condensed Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2013	2012

Trade and other receivables	$17,212	$17,543
Long-term contracts:
Billed	81,867	91,132
Unbilled	309,839	264,555
Allowance for doubtful accounts	(632)	(463)
Total accounts receivable	408,286	372,767
Less estimated amounts not currently due	(19,850)	(22,070)
Current accounts receivable	$388,436	$350,697

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2013 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2012 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2013	2012
Work in process and inventoried costs under long-term contracts	$79,978	$78,796
Customer advances	(32,164)	(27,288)
Raw material and purchased parts	498	858
Net inventories	$48,312	$52,366

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

At June 30, 2013, work in process and inventoried costs under long-term contracts includes approximately $2.5 million in costs incurred outside the scope of work or in advance of a contract award compared to $1.9 million at September 30, 2012. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Long-term capitalized contract costs include costs incurred on a contract to develop and implement a transportation fare system for a customer for which revenue will not begin to be recognized until the system has been delivered.

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

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decreases is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $11.1 million is remote, and we have estimated that the contingent consideration amounts will be due within six to nine months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $11.1 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and June 30, 2013; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$137,981	$—	$—	$137,981
Marketable securities	4,049	—	—	4,049
Current derivative assets	—	3,918	—	3,918
Noncurrent derivative assets	—	6,634	—	6,634
Total assets measured at fair value	$142,030	$10,552	$—	$152,582
Liabilities
Current derivative liabilities	$—	$3,469	$—	$3,469
Noncurrent derivative liabilities	—	5,694	—	5,694
Contingent consideration to Seller of NEK	—	—	11,104	11,104
Total liabilities measured at fair value	$—	$9,163	$11,104	$20,267

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$171,300	$—	$—	$171,300
Current derivative assets	—	3,779	—	3,779
Noncurrent derivative assets	—	3,713	—	3,713
Total assets measured at fair value	$171,300	$7,492	$—	$178,792
Liabilities
Current derivative liabilities	$—	$6,839	$—	$6,839
Noncurrent derivative liabilities	—	6,498	—	6,498
Total liabilities measured at fair value	$—	$13,337	$—	$13,337

Long-term debt and short-term borrowings are carried at amortized cost. The fair values of long-term debt and short-term borrowings are calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 valuation technique. At June 30, 2013, the fair value of our long-term debt was estimated to be approximately $96.6 million compared to a carrying value of $102.9 million. At September 30, 2012, the fair value of our long-term debt was estimated to be approximately $12.5 million compared to a carrying value of $11.5 million.

Note 5 — Financing Arrangements

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million, expiring in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2013, there were no borrowings outstanding under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate. There were letters of credit outstanding under the Revolving Credit Agreement totaling $36.1 million at June 30, 2013, which reduce the available line of credit to $163.9 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2014. At June 30, 2013, there were letters of credit outstanding under this agreement of $55.1 million. In support of the Secured Letter of Credit Facility, we have $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

Note 6 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$410	$381	$134	$127
Interest cost	6,658	7,167	2,197	2,389
Expected return on plan assets	(8,710)	(7,563)	(2,876)	(2,521)
Amortization of actuarial loss	1,352	1,191	445	397
Administrative expenses	57	63	19	21
Net pension cost (benefit)	$(233)	$1,239	$(81)	$413

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

Through June 30, 2013, Cubic has granted 426,511 restricted stock units of which none have vested. The restricted stock units have a weighted-average grant date fair value of $43.76 per share, which represents the fair market value of one share of our common stock at the grant date. At June 30, 2013, the total number of RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 231,801.

The following table summarizes our RSU activity for 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at September 30, 2012	—	—
Granted	426,511	$43.76
Vested	—	—
Forfeited	5,142	43.76
Unvested at June 30, 2013	421,369	$43.76

Note 8 - Stock-Based Compensation

Compensation expense related to stock-based awards was $1.6 million for the three- and nine-month periods ended June 30, 2013. Total stock-based compensation expense related to all of our RSUs was comprised of the following (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales	$123	$—	$119	$—
Selling, general and administrative	1,511	—	1,456	—
	$1,634	$—	$1,575	$—

As of June 30, 2013, there was $16.8 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $10.1 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per annum as of June 30, 2013. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 9 — Income Taxes

Our effective tax rate for the nine months ended June 30, 2013 is lower than the U.S. federal statutory tax rate primarily due to the amount of income earned in foreign tax jurisdictions that is taxed at lower rates than the U.S. federal statutory tax rate and reinstatement of the U.S. federal research and development tax credit included in the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013.

Our effective tax rate for the nine months ended June 30, 2013 was 25% as compared to 29% for the year ended September 30, 2012. The effective tax rate for the nine months ended June 30, 2013 benefitted from the retroactive extension of the federal research and development tax credit.

The amount of unrecognized tax benefits was $9.1 million as of June 30, 2013 and $8.3 million as of September 30, 2012, exclusive of interest and penalties. At June 30, 2013, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $6.9 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $4.9 million of the unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2013, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2008-2012 in the U.K., 2008-2012 in New Zealand and 2009-2012 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to fiscal year 2011. We believe we have adequately provided for uncertain tax issues that have not yet resolved with federal, state and foreign tax authorities.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2013 and September 30, 2012 (in thousands):

	Notional Principal
	June 30, 2013	September 30, 2012
Instruments designated as accounting hedges:
Foreign currency forwards	$373,591	$382,500
Forward starting swap	58,415	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	7,512	5,945

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2013 and September 30, 2012. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of June 30, 2013 or September 30, 2012.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2013	September 30, 2012
Asset derivatives:
Foreign currency forwards	Other current assets	$3,918	$3,779
Foreign currency forwards	Other noncurrent assets	5,181	3,713
Forward starting swap	Other noncurrent assets	1,453	—
		$10,552	$7,492
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,469	$6,839
Foreign currency forwards	Other noncurrent liabilities	5,694	6,407
Forward starting swap	Other noncurrent liabilities	—	91
Total		$9,163	$13,337

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three and nine months ended June 30, 2013 and 2012 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Nine Months Ended
	June 30, 2013		June 30, 2012
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$4,020	$(1,763)	$(5,395)	$(6,688)
Forward starting swap	1,453	—	—	—

	Three Months Ended
	June 30, 2013		June 30, 2012
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$5,912	$289	$177	$2,158
Forward starting swap	1,617	—	—	—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and nine months ended June 30, 2013 and 2012. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

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

Note 11 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales:
Transportation Systems	$391.2	$383.3	$133.8	$125.8
Mission Support Services	359.4	356.8	123.8	122.4
Defense Systems	267.2	280.9	82.8	116.9
Other	0.3	0.8	—	0.3
Total sales	$1,018.1	$1,021.8	$340.4	$365.4

Operating income (loss):
Transportation Systems	$63.6	$60.5	$18.2	$19.2
Mission Support Services	11.4	15.0	3.6	5.9
Defense Systems	8.5	26.7	7.0	14.6
Unallocated corporate expenses and other	(3.6)	(3.3)	(1.8)	(1.1)
Total operating income	$79.9	$98.9	$27.0	$38.6

Depreciation and amortization:
Transportation Systems	$2.7	$2.8	$1.2	$1.1
Mission Support Services	10.0	9.6	3.5	3.1
Defense Systems	4.4	3.9	1.5	1.4
Other	0.9	0.8	0.2	0.2
Total depreciation and amortization	$18.0	$17.1	$6.4	$5.8

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $2.2 million and $12.8 million in the three months ended June 30, 2013 and June 30, 2012, respectively and increased operating profit by approximately $5.1 million and $17.4 million for the nine months ended June 30, 2013 and June 30, 2012, respectively. These adjustments increased net income by approximately $1.1 million ($0.04 per share) and $8.3 million ($0.31 per share) in the three months ended June 30, 2013, and June 30, 2012, respectively and increased net income by approximately $3.9 million ($0.15 per share) and $11.7 million ($0.44 per share) in the nine months ended June 30, 2013 and June 30, 2012, respectively.

Included in the impacts of the changes in estimate above for the three months and nine months ended June 30, 2012 is a change in estimate related to a ground combat training range contract. Prior to the third quarter of fiscal 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher operating income of $12.5 million for the quarter and nine-month periods ended June 30, 2012 because of this favorable change in estimate.

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

In March 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 150 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $6.1 million and $0.1 million, in the second and third quarters of fiscal 2013, respectively. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date.

The following table presents a rollforward of our restructuring liability as of June 30, 2013, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation Expenses

Liability as of December 31, 2012	$—
Accrued costs	6.1
Cash payments	(0.5)
Liability as of March 31, 2013	5.6

Accrued costs	0.1
Cash payments	(4.6)
Liability as of June 30, 2013	$1.1

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Note 12 — Legal Matters

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through June 30, 2013 as no other loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is assured.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 13 — Subsequent Events

In July 2013 we acquired a defense systems business based in Australia and a defense systems business with principal operations in the Far East and in the United Kingdom. The total estimated acquisition-date fair value of consideration transferred for these two businesses totaled $4.6 million.

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure, other than those described in the sections above.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2013

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

Consolidated Overview

Sales for the quarter ended June 30, 2013 decreased 7% to $340.4 million from $365.4 million last year. CDS sales decreased 29% compared to the third quarter of last year, while CTS sales and MSS sales increased 6% and 1%, respectively. For the first nine months of the fiscal year, sales decreased by less than 1% to $1.018 billion compared to $1.022 billion last year. CDS sales decreased 5% compared to the first nine months of last year, while CTS and MSS sales increased 2% and 1%, respectively. The sales generated by businesses we acquired during 2013 totaled $14.6 million and $25.7 million for the three- and nine-month periods ended June 30, 2013, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $27.0 million in the third quarter compared to $38.6 million in the third quarter of last year, a decrease of 30%. CDS operating income decreased 52%, while MSS operating income decreased 39% and CTS operating income decreased 5% compared to the third quarter of last year. Businesses we acquired in 2013 generated operating losses of $0.9 million for the quarter, including $0.1 of transaction-related costs. Unallocated corporate and other costs for the third quarter of 2013 were $1.8 million compared to $1.1 million in 2012.

Operating income for the nine-month period decreased 19% to $79.9 million from $98.9 million last year. CDS and MSS operating income decreased 68% and 24%, respectively, compared to the first nine months of last year, while CTS operating income increased 5%. CDS operating results for the nine-month period included restructuring charges of $6.2 million, of which $6.1 million was recognized in the second quarter of fiscal 2013. Businesses we acquired in 2013 generated operating losses of $1.7 million for the nine months ended June 30, 2013, including $0.8 million of transaction-related costs. Unallocated corporate and other expenses for the first nine months of the fiscal year were $3.6 million for 2013 and $3.3 million for 2012.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased to $33.4 million in the quarter from $44.4 million in the third quarter of last year. For the first nine months of the fiscal year, Adjusted EBITDA decreased to $97.9 million compared to $116.0 million last year. The changes in Adjusted EBITDA for the quarter and nine-month period ended June 30, 2013 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the third quarter of fiscal 2013 decreased to $18.4 million, or $0.69 cents per share, compared to $26.7 million, or $1.00 per share, last year. Net income decreased for the quarter primarily due to a decrease in operating income and an increase in interest expense, partially offset by a decrease in income tax expense.

For the first nine months of the year, net income attributable to Cubic decreased to $58.0 million, or $2.17 per share, from $70.8 million, or $2.65 per share last year. The decrease in net income for the nine-month period was primarily due to a decrease in operating income, as well as an increase in interest expense and other expense, and a decrease in interest and dividend income. The impact of these items on net income was partially offset by a decrease in income tax expense. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest to the court on behalf of a party that had filed claims against us. Interest and dividend income decreased for the nine-month period based upon the decrease in our average cash balances over the periods. Included in other income was a net foreign currency exchange loss of $1.2 million in the first nine months this year compared to a gain of $0.9 million last year, before applicable income taxes.

Our gross margin percentages on product sales decreased to 29% in the third quarter of 2013 from 38% last year, and decreased to 28% for the nine months ended June 30, 2013 from 32% last year. The decreases in gross margin percentages was primarily due to a change in estimate that had occurred during the third quarter of 2012 related to a ground combat training range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for the quarter and nine-month periods because of this favorable change in estimate in the third quarter of 2012.

Our gross margin percentages on service sales increased to 21% in the third quarter of 2013 from 13% last year, and increased to 21% in the first nine months of 2013 from 18% last year. The increase in the gross margin percentages on services sales for the three- and nine-month periods ended June 30, 2013 is primarily the result of the increase in CTS service sales as a percentage of our total service sales. CTS service sales have a higher gross margin percentage than service sales from our other segments.

For the third quarter of this year product sales decreased by $58.2 million, or 31%, while service sales increased $33.2 million, or 19%. For the first nine months of the year, product sales decreased $66.6 million, or 15%, while services sales increased by $62.9 million, or 11%.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2013 to $44.1 million compared to $42.8 million in 2012. For the nine-month period, SG&A increased to $126.4 million compared to $121.0 million last year. As a percentage of sales, SG&A expenses were 13% for the third quarter of fiscal 2013 compared to 12% for the third quarter last year. For the nine-month period ended June 30, SG&A expenses were 12% of sales in 2013 and 2012. The increase in SG&A expenses in the third quarter was primarily due to $1.5 million of stock-based compensation expense recorded during the quarter related to our long-term equity incentive award program which began in March 2013. For the nine month period ended June 30, 2013, the increase in SG&A expenses primarily related to stock-based compensation of $1.5 million recorded during 2013 as well as $1.1 million of professional services costs recognized in the first quarter of 2013 related to the restatement of our financial statements for the year ended September 30, 2012 and previous periods. In addition, we incurred $0.9 million of expenses in 2013 related to our secondary offering of outstanding shares that were sold by certain of our shareholders. Partially offsetting these increases in SG&A expenses for the first nine months of 2013, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. Also, in the second quarter of 2012 we accrued a $2.9 million provision for a legal claim.  SG&A expenses in businesses that we acquired in 2013 were $1.6 million for the third quarter and $3.2 million for the first nine months of 2013.

Company funded research and development expenditures, which relate to new defense and transportation technologies we are developing, decreased to $6.4 million for the third quarter compared to $8.4 million last year, and decreased to $19.3 million for the nine-month period this year compared to $21.4 million last year. Amortization of purchased intangibles increased for the third quarter of 2013 to $4.4 million compared to $3.7 million last year due to the amortization of intangible assets related to businesses purchased during 2013. Amortization of purchased intangibles for the first nine months of 2013 increased to $12.2 million from $11.4 million in 2012.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the second quarter of fiscal 2013. Therefore, the tax benefit resulting from the reinstatement for fiscal 2013 was reflected in our estimated annual effective tax rate for fiscal 2013 beginning in the second fiscal quarter. Additionally, we recorded a discrete tax benefit of approximately $1.7 million through the third quarter of fiscal 2013 related to the reinstatement of the federal research and development tax credit for fiscal 2012. After consideration of both of these items, we estimate our annual effective income tax rate for fiscal 2013 will be approximately 26%. The effective rate for fiscal

2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Transportation Systems Segment Sales	$391.2	$383.3	$133.8	$125.8

Transportation Systems Segment Operating Income	$63.6	$60.5	$18.2	$19.2

CTS sales increased 6% in the third quarter to $133.8 million compared to $125.8 million last year, and increased 2% for the nine-month period to $391.2 million from $383.3 million last year. During the quarter and nine months ended June 30, 2013 CTS generated higher sales on a contract for a suburban bus system near Chicago, and transit system contracts in Minneapolis, and New York. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies contributed sales of $3.1 million for the quarter and $4.6 million for the nine-month period ended June 30, 2013. In addition, during the third quarter of fiscal 2013, CTS recognized sales of approximately $2.0 million as a result of a contract claim that was settled during the quarter related to services that were provided to a European customer between December 2011 and the second quarter of fiscal 2013. For the quarter and nine-month period CTS realized lower sales both from a contract to design and build a system in Sydney, Australia and due to reduced work on a contract to design and build a system in Vancouver. In the quarter and nine months ended June 30, 2012 revenues were higher on the Vancouver and Sydney projects as we were producing a significant amount of the hardware for the systems, while this year we are in the latter stages of delivery for these systems. During the quarter and nine months ended June 30, 2013, sales decreased on system development contracts in the U.K. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.2 million for the third quarter and a decrease of $2.1 million for the nine-month period compared to the same periods last year.

CTS operating income decreased 5% in the third quarter to $18.2 million compared to $19.2 million last year, while operating income increased 5% for the nine-month period to $63.6 million from $60.5 million last year. During the quarter and nine months ended June 30, 2013, operating margins declined due to a decrease in work on U.K. development contracts, and because of an increase in estimated costs to complete and implement a system on our contract in Sydney, Australia. These decreases in operating income were partially offset for the quarter and were more than offset during the nine month period by higher operating income on increased work on contracts in the U.S. described above as well as the sales recorded in the third quarter related to the European service contract claim settlement described above. In addition, operating income for the nine month period improved in the second quarter of fiscal 2013 due to higher annual system usage incentives on a U.K. service contract. The operating loss from NextBus was $0.2 million for the quarter and $0.5 million for the nine-month period ended June 30, 2013, including acquisition-related costs of $0.2 million. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.6 million for the third quarter and a decrease of $0.5 million for the nine-month period compared to the same periods last year.

Mission Support Services Segment (MSS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Mission Support Services Segment Sales	$359.4	$356.8	$123.8	$122.4

Mission Support Services Segment Operating Income	$11.4	$15.0	$3.6	$5.9

MSS sales increased 1% in the third quarter to $123.8 million compared to $122.4 million last year, and increased 1% for the nine-month period to $359.4 million from $356.8 million last year. Sales in the quarter and nine-month period were lower on certain contracts due to a decrease in activity, including a contract to provide deployment/redeployment services and from training contracts for the U.S. military.  The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were more than offset for the quarter and nine-month periods by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that added sales of $11.4 million and $21.1 million in the three- and nine-month periods ended June 30, 2013, respectively.

MSS operating income decreased 39% in the third quarter to $3.6 million compared to $5.9 million last year, and decreased 24% for the nine-month period to $11.4 million from $15.0 million last year. The decreased operating income for the quarter resulted from the sales decreases described above and from an operating loss at NEK. For the nine month period, the decrease resulted from increased personnel costs on a flight simulator training contract, an operating loss at NEK and the sales decreases described above. The NEK operating loss was $0.7 million for the quarter and $1.2 million for the nine-month period ended June 30, 2013, including acquisition-related costs of $0.6 million.

Defense Systems Segment (CDS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Defense Systems Segment Sales
Training systems	$222.6	$243.1	$69.4	$108.1
Secure communications	44.6	37.8	13.4	8.8
	$267.2	$280.9	$82.8	$116.9

Defense Systems Segment Operating Income
Training systems	$17.7	$31.4	$8.8	$19.1
Secure communications	(3.0)	(4.7)	(1.7)	(4.5)
Restructuring costs	(6.2)	—	(0.1)	—
	$8.5	$26.7	$7.0	$14.6

Training Systems

Training systems sales decreased 36% in the third quarter to $69.4 million compared to $108.1 million last year, and decreased 8% for the nine-month period to $222.6 million from $243.1 million last year. Sales were lower for the quarter and the nine month period for ground combat training systems in the U.S., U.K., and the Far East as well as for sales of virtual small-arms training systems. These decreases in sales were partially offset by increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. Higher sales of air combat training systems also partially offset the overall decrease in Training System sales for the quarter and particularly for the nine-month period.

Operating income decreased 54% in the third quarter to $8.8 million compared to $19.1 million last year, and decreased 44% for the nine-month period to $17.7 million from $31.4 million last year. The decrease in operating income for the third quarter and first nine months of 2013 resulted primarily from a change in estimate that had occurred during the third quarter of 2012 related to a ground combat training range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for the quarter and nine-month periods because of this favorable change in estimate in the third quarter of 2012. Operating margins also decreased in 2013 on the lower sales of ground combat training systems described above, particularly due to decreases in sales to customers in the Far East. In addition, although sales of air combat training systems increased for the quarter and nine-month period, the operating margin percentage for air combat training systems for the nine month period this year was lower than last year due to a decrease in sales of higher margin air combat training systems to a customer in the Far East.

Secure Communications

Certain CDS product lines that were previously classified in an “Other” category have been reclassified into the “Secure Communications” category. Prior year amounts have been reclassified to conform to the current year presentation.

Secure communications sales increased 52% in the third quarter to $13.4 million compared to $8.8 million last year, and increased 18% for the nine-month period to $44.6 million from $37.8 million last year. Operating losses decreased to $1.7 million in the third quarter from $4.5 million last year, and decreased from $4.7 million to $3.0 million for the nine-month period.

Sales were higher from personnel locater systems for the quarter and nine-month period but were lower from power amplifier products. Sales of data link products increased for the quarter, but were lower for the nine-month period ended June 30, 2013.

The overall operating loss for Secure Communications is primarily due to the results of operations of our asset tracking and cyber security product lines. For the third quarter of 2013, increased margins and increased margin percentages on higher sales of data link products were primarily responsible for the decrease in the overall Secure Communications operating loss. For the nine-month period, the higher operating income on higher personnel locater system sales was partially offset by lower margins on datalink sales. These decreased datalink margins for the nine months were caused by lower sales as well as cost growth, particularly from the impact of cost increases of $1.2 million in the first quarter of fiscal 2013 on a U.S. government contract.

Restructuring costs

In March 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 150 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $6.1 million and $0.1 million, in the second and third quarters of fiscal 2013, respectively. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. We anticipate that operating margins will improve for CDS over the remainder of the current fiscal year and next year with the leaner cost structure.

The following table presents a rollforward of our restructuring liability as of June 30, 2013, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation Expenses

Liability as of December 31, 2012	$—
Accrued costs	6.1
Cash payments	(0.5)
Liability as of March 31, 2013	5.6

Accrued costs	0.1
Cash payments	(4.6)
Liability as of June 30, 2013	$1.1

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Backlog

	June 30,	September 30,
	2013	2012
	(in millions)
Total backlog
Transportation Systems	$1,543.2	$1,663.7
Mission Support Services	800.6	737.0
Defense Systems:
Training systems	463.7	362.0
Secure communications	58.1	68.9
Total Defense Systems	521.8	430.9
Total	$2,865.6	$2,831.6

Funded backlog
Transportation Systems	$1,543.2	$1,663.7
Mission Support Services	250.3	248.1
Defense Systems:
Training systems	463.7	362.0
Secure communications	58.1	68.9
Total Defense Systems	521.8	430.9
Total	$2,315.3	$2,342.7

Total backlog increased $34.0 million from September 30, 2012 to June 30, 2013. Increases in backlog for CDS and MSS were partially offset by a decrease in backlog for CTS. The increase in CDS backlog included over $125 million of contracts with customers in the Asia Pacific region signed in the third quarter of this year. The increase in MSS backlog included the addition of $23.9 million of backlog from the acquisition of NEK, and the decrease in CTS backlog was partially offset by the addition of $7.1 million of backlog from the acquisition of NextBus. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter reduced backlog by $69.9 million compared to September 30, 2012. Most of the decrease in backlog caused by the changes in exchange rates impacted CTS backlog.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$57,968	$70,812	$18,364	$26,721
Add:
Provision for income taxes	19,859	29,538	7,416	11,338
Interest expense (income), net	1,159	(1,524)	392	(476)
Other expense (income), net	764	(95)	813	950
Noncontrolling interest in income of VIE	149	149	24	53
Depreciation and amortization	18,014	17,140	6,417	5,843
ADJUSTED EBITDA	$97,913	$116,020	$33,426	$44,429

Liquidity and Capital Resources

Operating activities used cash of $6.8 million for the nine-month period. Increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable, and other current liabilities contributed to the use of cash. Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer in the U.S. for which revenue will not begin to be recognized until the system has been delivered. The growth in accounts receivable related to several large on-going contracts we worked on in 2013, including transportation systems contracts in Canada and Australia and a defense systems contract in Italy. Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In 2013, much of the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments.

CDS and CTS segments contributed to the use of cash from operating activities, while MSS provided cash from operating activities.

Investing activities for the nine-month period included $40.5 million of cash paid related to the acquisition of NEK, $20.2 million of cash paid related to the acquisition of NextBus, the purchase of $4.1 million of marketable securities and capital expenditures of $6.2 million. Financing activities for the nine-month period consisted of the receipt of proceeds of $100.0 million from a note purchase and private shelf agreement described below, scheduled payments on our long-term debt of $8.4 million, and dividends paid to our shareholders of $3.2 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U. S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $10.1 million to our cash balance as of June 30, 2013 compared to September 30, 2012, and a decrease to Accumulated Other Comprehensive Income of $10.5 million during the nine-month period. Although this does not directly impact liquidity, if these exchange rates continue to change, there will be an impact on our sales and operating income, as noted in the CTS section above.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2013, there were no borrowings under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate. At June 30, 2013 there were letters of credit outstanding under the Revolving Credit Agreement totaling $36.1 million, which reduce the available line of credit to $163.9 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2014. At June 30, 2013, there were letters of credit outstanding under this agreement of $55.1 million. In support of the Secured Letter of Credit Facility, we placed $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

As of June 30, 2013, $176.2 million of the $212.5 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $485.4 million and a current ratio of 2.9 to 1 at June 30, 2013. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

Revenue recognition

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We also generate revenues from services we provide such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

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

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U.S. government, which are primarily in our MSS segment, is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance on services contracts at MSS are generally accrued during the performance of the contract based on our historical experience with such awards.

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

Approximately half of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising activities are unallowable and, therefore, not recoverable through sales. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Corporate management and our internal auditors also monitor compliance with our revenue recognition policies and review contract status with segment personnel. Costs incurred and allocated to contracts are reviewed for compliance with U.S. government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under ‘‘Revenue recognition’’ in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2013 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting as of the end of such period.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2013:

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013.

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

Plans for Remediation of Material Weaknesses — Our remediation plan incorporates the enhanced revenue and cost controls described above, in order to address the material weaknesses. The Remediation Plan will ensure that each area affected by a material control weakness is put through a remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through June 30, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is assured.

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

On March 1, 2013, pursuant to laws passed in August 2011 and January 2013, the federal government implemented sequestration, which results in deep and automatic cuts in defense budgets and other non-defense budgets. It is currently unknown what programs will be cut, over what time period and by what amount. Some programs may be cancelled in their entirety.

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

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2013, there were no borrowings outstanding under the agreement. Any borrowings under the agreement bear interest at a variable rate.  There were letters of credit outstanding under the agreement totaling $36.1 million at June 30, 2013, which reduced the available line of credit to $163.9 million at that date.

We also have a secured letter of credit facility agreement with a bank that expires in March 2014. As of June 30, 2013, there were letters of credit outstanding under this agreement of $55.1 million. In support of this facility, we have $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit available under the revolving credit agreement described above.

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
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 1, 2013	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 1, 2013	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)