Form 10-K
period 2013-09-30
CUBIC CORP /DE/
filed 2013-12-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of 16,839,117 shares of common stock held by non-affiliates of the registrant was: $717,683,187 as of March 31, 2013, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of December 2, 2013 including shares held by affiliates is: 26,784,025 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2013.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2013

PART I

Item 1.   BUSINESS.

GENERAL

CUBIC CORPORATION (“Cubic”) is a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing challenges. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading customer positions and allows us to deepen and further expand each of our business segments in key markets. We operate in three reportable business segments across the global transportation and defense markets.

Our Cubic Transportation Systems (CTS) business accounted for approximately 38% of our sales in fiscal year 2013. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment and revenue management infrastructure and technologies for transit operators. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, passenger call centers and financial clearing and settlement support. As transit authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

Our complementary defense businesses, Mission Support Services (MSS) and Cubic Defense Systems (CDS), provided approximately 62% of our sales in fiscal year 2013. MSS is a provider of live, virtual and constructive training services to all four branches of the U.S. military, including the special operations communities, as well as to allied nations. In addition, MSS offers a broad range of highly specialized national security solutions to the intelligence community. CDS is a leading provider of realistic, high-fidelity air, ground combat, surface, and cyber training systems for the U.S. and allied nations.  These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness.  CDS is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, Communications datalinks, Cyber products, and Asset Tracking systems.

We have a broad customer base across our businesses, with approximately 62% of our fiscal year 2013 sales generated from the U.S. federal, state and local governments. Approximately 5% of these domestic sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of the fiscal year 2013 sales were attributable to sales to foreign government agencies. In fiscal year 2013, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%. Headquartered in San Diego, California, we had approximately 8,200 employees working on 5 continents and in 26 countries as of September 30, 2013.

We were incorporated in the State of California in 1949 and began operations in 1951.  In 1984, we moved our corporate domicile to the State of Delaware. Our internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found on our internet website under the heading “Investor Relations”. We make these reports readily available free of charge in a reasonably practicable time after we electronically file these materials with the Securities and Exchange Commission (the SEC).

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2013. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in Management’s Discussion and Analysis which follows at Item 7.

TRANSPORTATION SYSTEMS SEGMENT

CTS is a systems integrator that develops and provides fare collection infrastructure, services and technology and real-time passenger information systems and services for public transportation authorities and operators worldwide. We offer fare collection devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares, manage operations, reduce revenue leakage and make transportation more convenient.

CTS is comprised of approximately 1,900 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators worldwide, we have installed over 90,000 devices and deployed several central systems which in total process approximately 10 billion fare-related transactions per year for approximately 7 billion passengers, generating more than $14 billion of revenue per year for such transportation authorities and operators. Products accounted for 47% of the segment’s fiscal year 2013 sales, with services accounting for the remaining 53%.

We believe that we hold the leading market position in large-scale automated fare payment and collection systems and services for major metropolitan areas. To date, CTS has been awarded over 400 projects in 40 major markets on 5 continents. We have implemented and, in many cases, operate automated fare payment and collection systems for some of the world’s largest mass transit systems, such as London (Oyster®), the San Francisco Bay Area and the Los Angeles region. In addition, the segment has numerous active projects worldwide, including in the New York (Metrocard®) / New Jersey (PATCO®, PATH Smartlink®) region, Chicago (Ventra®), Vancouver, Sydney, Brisbane, the Frankfurt / RMV region, Sweden, the Washington, D.C. / Maryland / Virginia region, the San Diego region, Miami, Minneapolis / St. Paul and Atlanta. In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing components of our NextCity® initiative, which envisions integrated revenue and information management systems across all modes of transport. NextCity comprises a fully integrated solution offering innovative fare payment technologies, such as contactless bank cards, general purpose reloadable (GPR) cards, transit branded debit/credit cards and near field communication (NFC) phones directly at the point of travel, predictive data analytics, and intermodal compatibility across an entire transportation network. A key information technology (IT) component of NextCity is the creation and distribution of real-time data through the integration of payment and information systems, ultimately enabling operators to manage demand and customers to manage their travel through improved data analytics and seamless access to predictive and relevant information.

Our hardware systems and services offerings are summarized as follows:

Devices	Systems	Services
• Point-of-sale	• Multimodal	• Central system and application support
• Farebox	• Bus	• Systems operation and maintenance
• Driver control units	• Bus Rapid Transit	• Field asset management services
• Gates	• Rail	• Passenger call centers
• Validators	• Light rail	• Card and payment media management
• Vendor	• Commuter rail	• Communications infrastructure management
• Back office encoders	• Heavy Rail	• Financial clearing and settlement services
• Depot computers	• Subway	• Retail network management
	• Ferries	• Web support services
• Regional
• Smart card-based
• Open payment
• Credit cards
• NFC mobile phones
• GPR cards
• Central system and device level software
• Real-time passenger information
• Automatic vehicle location

Industry Overview

We define our addressable transportation market as large-scale, multi-modal AFC and Real Time Passenger Information systems and estimate this market to be approximately $3 billion annually. We project the long-term growth for this market to be driven primarily by technological obsolescence leading to replacement and upgrades. The average lifecycle of our automated fare collection systems is approximately 10 years, providing long-term recurring sales visibility and opportunities for future replacements and upgrades. Also, there are additional opportunities that stem from program expansion into new areas, such as intelligent transportation systems and services, analytics, mobile payment and information technologies, and revenue collection systems and services for other transportation applications such as tolling and parking, which we believe increase the global addressable market from $3 billion to approximately $10 billion. We believe industry experience, past performance, technological innovation and price are the key factors customers consider in awarding programs and such factors can serve as barriers to entry to potential competitors when coupled with scale and the upfront investments required for these programs.

The AFC business is a niche market which is only capable of sustaining a relatively few number of suppliers. Due to the long life expectancy of these systems and the few companies with the capabilities to supply them, there is fierce competition to win new contracts, often resulting in low initial contract profitability.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system, as well as interoperability of multiple transit operators within a single networked system. As such, there is a growing trend for regional payment systems, usually built around a large transit agency and including neighboring operators, all sharing a common regional transit payment media. Recent transit agency procurements for open payment fare systems will extend the acceptance of payment media from transit smart cards, to contactless bank cards and Near Field Communication (NFC) enabled smart phones.

There is also an emerging trend for other applications to be added to these regional systems to expand the utility of the transit payment media, offering higher value and incentives to the end users, and lowering costs and creating new revenue streams through the integration of multi-modal and multi-operator systems for the regional system operators. As a result, these regional systems have created opportunities for new levels of systems support and services including customer support call centers and web support services, smart card production and distribution, financial clearing and settlement, retail merchant network management, transit benefit support, and software application support. In some cases, operators are choosing to outsource the ongoing operations and commercialization of these regional payment systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long term.

Through the acquisition of NextBus, Inc., as well as certain contracts from its parent company, Webtech Wireless, in January 2013, we have broadened our portfolio of information-based solutions for our transit industry customers. Using a software-as-a-service solution, NextBus’ technologies provide transit passengers with accurate, real-time arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems. The NextBus acquisition is part our NextCity vision and it expands CTS’ potential market beyond fare collection to information-based solutions.

Raw Materials — CTS

Raw materials used by CTS include sheet steel, composite products, copper electrical wire and castings. A significant portion of our end product is composed of purchased electronic components and subcontracted parts and supplies. We procure all of these items from third-party suppliers.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CTS

Funded sales backlog of CTS at September 30, 2013 and 2012 amounted to $1.547 billion and $1.664 billion, respectively. We expect that approximately $523 million of the September 30, 2013 backlog will be converted into sales by September 30, 2014.

CTS Competitive Environment:

We are one of several companies specializing in the provision of automated fare collection systems solutions and services for transportation operators worldwide.  Our competitors include Thales, Xerox, and Scheidt & Bachmann. The requirements of recent open standards fare collection system procurements call for system integration with payment industry infrastructures and outsourcing of longer term IT support functions, which can be attractive to other IT system integrators such as Accenture and IBM.  In addition, there are many smaller local competitors, particularly in European and Asian markets.

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

MISSION SUPPORT SERVICES SEGMENT

MSS is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. These services complement the systems and solutions provided by the CDS segment. MSS is comprised of approximately 4,500 employees working in approximately 19 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; mobilization and demobilization of forces prior to and following deployment; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years. We typically compete as a prime contractor to the government, but also team with other companies on select opportunities. During the past year we have experienced a number of challenges in our markets, including increased price competition, contract awards for shorter performance periods, and see an increased amount of required subcontracting to small businesses as a result of the U.S. government’s increased emphasis on meeting small business contracting mandates. In addition, some of the contracts where we were the prime contractor in the past have been set aside at re-compete for participation by small businesses only.

Much of our early work centered on battle command training and simulation in which military commanders are taught to make correct decisions in battlefield situations. Our comprehensive business base has broadened to include integrated live, virtual and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis, training, and other support to the national security community, including intelligence and special operations forces; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re-deployment of both active and reserve component forces; and we provide in-country logistics, maintenance, operational and training support to U.S. Forces deployed in overseas locations.

Our contracts include providing mission support services to all four of the U.S. Army’s major combat training centers (CTCs): Joint Readiness Training Center (JRTC) as prime contractor, the National Training Center (NTC) and Mission Command Training Program (MCTP) as a principal subcontractor and the Joint Multinational Readiness Center (JMRC) as prime contractor. These services include planning, executing and documenting realistic and stressful large scale exercises and mission rehearsals that increase the readiness of both active and reserve U.S. conventional and special operations forces by placing them in situations as close to actual combat as possible.

For the U.S. Armed Services, MSS is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Coalition Warfare Center (JCWC), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC). Under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract, we provide comprehensive training and exercise support to U.S. Marine Corps forces worldwide, including real-world mission rehearsals. We have planned and executed virtually all Marine Corps simulation-based exercises worldwide under the original MAGTF Staff Training Program (MSTP) and its successor, the MTSS, since 1998, directly preparing Marines for combat operations. We provide training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

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

An important part of our services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment. These very broad defense modernization contracts involve both the nations’ strategic foundation and the detailed planning of all aspects of reform. We also develop and operate battle simulation centers for U.S. forces in Europe, as well as for select countries in Central and Eastern Europe.

Through the acquisitions of Abraxas in December 2010 and NEK Special Programs Group, LLC in December 2012, we have expanded our support services to the military and national intelligence communities, as well as for special operations, law enforcement and homeland security clients. With these acquisitions and our organic skillsets, we are broadening our service offerings across the DoD and national security markets to pursue prime contract opportunities.

We believe the combination and scope of our mission support services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — MSS

Funded sales backlog of our MSS segment at September 30, 2013 was $221 million compared to $248 million at September 30, 2012.  Total backlog, including unfunded customer orders and options under multiyear service contracts, was $627 million at September 30, 2013 compared to $737 million at September 30, 2012. We expect that approximately $298 million of the September 30, 2013 total backlog will be converted into sales by September 30, 2014.

DEFENSE SYSTEMS SEGMENT

CDS is focused on two primary lines of business:  training systems and secure communications (SC) products. The first line of business, training systems, is well diversified and supplies to the DOD and more than 35 allied nations.  It is a market leader in live and virtual military training systems and has launched an emerging and fast growing presence in game-based training systems. These training systems include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments.  The second line of business, SC, includes SATCOM and ISR data links, power amplifiers, avionics systems, multi-band communication tracking devices, and cross domain products to solve data access challenges across multi-level security designations. CDS is comprised of approximately 1,600 employees working in 12 nations on 4 continents.

Training Systems

Our training systems business is a pioneer and market leader in the design, innovation, and manufacture of instrumented training systems and products for the US military and the militaries of allied nations. We design and manufacture realistic, high-fidelity air, ground, surface, and cyber training systems.  They are implemented in both live and synthetic training environments, and are used to effectively deliver a range of training objectives, such as training for fighter pilots, ground troops, infantry, armored vehicles, ship operation and maintenance personnel, cyber warriors, and special operations forces.  These systems deliver stressful scenarios and weapons’ effects, collect event and tactical performance data, record simulated engagements and tactical actions, and deliver after actions reviews to evaluate individual and collective training effectiveness.

Strategically CDS is very well positioned to lead the increasing trend to fully integrated solutions that connect live, virtual, constructive, and game-based training environments into a seamless training event.  Our training business portfolio is currently organized into air combat, ground combat, virtual training, cyber training, and game-based advanced learning systems.

Air Combat Training Systems

In air combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War, which provides advanced live training to fighter pilots around the world. The ACMI product line has progressed through five generations of technologies and capabilities.  The latest generation, the P5 ACMI, provides advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps, and has solidified Cubic’s market leading position. We have also developed a broad international base for this product, particularly in Asia Pacific and the Middle East. In fiscal year 2013, Cubic was awarded an $18 million Low Rate Initial Production contract to extend this capability into an internal version of the P5 system for use on the F-35 Joint Strike Fighter (JSF).  The F-35 JSF ACMI project is progressing towards full rate production in concert with the aircraft program. In addition to procuring the ACMI training system, many nations also rely on Cubic for on-site operations and maintenance support.

Ground Combat Training Systems

CDS is a leading provider of realistic, easy-to-use, high fidelity, reliable, and cost effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the U.S. and allied nations around the world. Our Laser-based tactical engagement simulation systems, widely known as the Multiple Integrated Laser Engagement Systems (MILES), are used at CTCs to enable realistic training without live ammunition. Cubic MILES are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains. In fiscal year 2013, we were awarded follow-on orders to our MILES Programs of Record within the US Army and US Marine Corps, receiving a $16 million award for infantry-based MILES and a $14 million award for combat vehicle MILES for the US Army, as well as a $29 million award under the Marines’ ITESS II program. We also received several large orders in the Asia Pacific region, including a $77 million contract to continue Operations & Maintenance support to an existing international customer on their training ranges. In fiscal year 2013 we acquired the assets of Advanced Interactive Systems (AIS), which provides live fire training solutions to US and international forces, further deepening our training capabilities and expanding our customer base.

Virtual Training Systems

Our Virtual Training product line provides virtual training systems for various applications, employing actual or realistic weapons and systems together with visual imagery to simulate battlefield environments. While our main product suite in this area is the Engagement Skills Trainer for small arms training, Cubic also provides maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles, armored vehicles and naval applications. In fiscal year 2013, we significantly expanded our virtual training portfolio through a $298.5 million indefinite delivery/indefinite quantity (ID/IQ) award to provide courseware-based immersive game based training for the Littoral Combat Ship (LCS).  This award became the genesis of our Game-Based Learning Systems business described below.

Cyber Training Systems

Driven by the highly dynamic and complex nature of cyber-attacks, cyber security solutions are transitioning from traditional perimeter defenses to integrated analytical tools to evaluate threats/intrusions in real-time.  The underlying shift to cloud-based services and “Big Data” places a premium on rapid detection and analysis of cyber threats particularly for military and intelligence customers.  Cyber considerations are also assuming greater prominence in mission rehearsal and tactical exercises. Within the rapidly growing market, and in response to specific customer needs, CDS is developing a repository of threats, unique network topology modeling, and remote provisioning to simulate cyber effects on DOD systems/missions.  Unlike expensive stovepipe hardware solutions, this approach allows the company to engage the market more broadly and with far greater flexibility.  Ultimately, this solution can be offered to commercial entities as well.

Game-Based Learning Systems

The $298.5 million LCS courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CDS.  A key discriminator in the LCS proposal was the use of a high fidelity gaming engine that allows Avatars to instruct students at their own pace in an immersive environment based on realistic graphics.  By integrating instructional material into a gaming environment we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter.  The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach.  At present the company is investing in the appropriate tool sets and staffing resources to meet the Navy’s requirements.  Near-term opportunities include other Navy and DOD customers, while longer-term applications under consideration exist in commercial markets such as education, health care, and retail applications.

Secure Communications

Our secure communications products business supplies secure data links, search and rescue avionics, high power RF amplifiers, cyber security appliances, and asset tracking solutions for the U.S. military, government agencies, and allied nations.

Data Links

Our data links portfolio originated with the U.S. Army/Air Force Joint STARS system during the 1980s, and we continue to supply ISR data links to US and international forces today. More recently we have focused on the supply of Common Data Link (CDL) products for shipborne applications, unmanned aerial vehicles (UAV), remote video terminals and hand-held products. Capitalizing on a multi-year internal research and development (R&D) program, we won a competitive contract in fiscal year 2003 to develop and produce the Common Data Link Subsystem (CDLS) for the U.S. Navy, and won a follow-on order in fiscal year 2013 to continue our work on that program. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K.’s Watchkeeper and the U.S. Navy’s Fire Scout MQ-8 UAV programs. In fiscal year 2013, Cubic was awarded multiple orders to provide production units and spares for the MQ-8 program.

Personal Locator System and Power Amplifiers

Our Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search and rescue mission. PLS is designed to interface with all modern search and rescue system standards. These include systems used by the Canadian Coast Guard, the U.S. Navy, the U.S. Air Force and the French Army. We also supply high power amplifiers and direction finding systems to major prime contractors and end users for both domestic and international applications.

Cyber Cross-Domain

In June 2010 Cubic acquired Safe Harbor Holdings, a cyber security and information assurance company. This acquisition expanded our service offerings into areas including specialized security and networking infrastructure, system certification and accreditation, and enterprise-level network architecture and engineering services. We also provide cross-domain hardware solutions to address multi-level security challenges across common networks.

Asset Tracking

In May 2010 Cubic acquired the assets of Impeva Labs and formed a new subsidiary called Cubic Global Tracking Solutions, Inc. (CGTS). CGTS global tracking technology is deployed with the DoD for tracking and monitoring DoD supply chain assets. The products employ satellite, GSM mobile communications and encrypted mesh network technologies. The company offers a Device Management Center that provides continuous, reliable, real-time monitoring and event notification without fixed infrastructure. CGTS was consolidated with the SC business unit at the beginning of fiscal year 2013.

Raw Materials — CDS

The principal raw materials used by CDS are sheet aluminum and steel, copper electrical wire and composite products.  A significant portion of our end products are composed of purchased electronic components and subcontracted parts and supplies. We procure these items primarily from third-party suppliers.  In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CDS

Funded and total backlog of CDS at September 30, 2013 was $496 million compared to $431 million at September 30, 2012.  We expect that approximately $198 million of the September 30, 2013 backlog will be converted into sales by September 30, 2014.

MSS and CDS Competitive Environment

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, across the globe. Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, Saab Training Systems, SAIC, Leidos and Engility as well as other smaller companies. In many cases, we have also teamed with these same companies, in both prime and subcontractor roles, on specific bid opportunities. While we are generally smaller than our principle competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and the ability to rapidly focus technology and innovation to solve customer problems.

In the defense market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary considerations has put downward pressure on growth in the defense industry and has affected our business this year. In 2013, threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

We are also well-positioned in large, relatively stable markets. According to Visiongain’s 2013 report, the global military simulation and training market is expected to reach $16 billion annually by 2023, growing at a 5.6% compound annual growth rate over the next ten years, with the U.S. market comprising approximately $5.8 billion in 2013. In the U.S., we believe that there are near term pressures on training budgets for systems and services due to cost pressures resulting from sequestration.  However, we believe that changes in training doctrine and the use of new types of training that are cost effective will be essential for the military to fulfill its mission. Globally, we are focused on the emerging economies within the Asia-Pacific region and the Middle East, which are expected to be strong markets for simulation and training products and services with projected growth rates in excess of the overall market. In addition, new platforms and the significant increase in unmanned vehicles and other advanced weapon systems could generate significant demand for operator training on these new platforms.

Our secure communications products address the large and broadly defined Command, Control, Communications, Computers, Intelligence, Surveillance, Reconnaissance (C4ISR) market, with an estimated addressable market of approximately $2 billion annually. We believe that our products and technologies address mission critical requirements such as: integrated communications suites for unmanned aerial vehicles (UAV), ships and the dismounted soldier; battlefield awareness; and secure and encrypted communications and asset tracking and location services. We believe that these technologies will continue to experience strong demand as the U.S. military maintains a smaller, more agile force structure

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital.  We intend to expand our position as the leading provider of automated payment and fare collection systems and services to transportation authorities worldwide and build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services. Our strategies to achieve these objectives include:

Maintain Niche Market Leadership

We seek to defend our leadership positions in core markets by ensuring all our businesses are absolutely customer facing, thereby maintaining our long-term relationships with our customers. By achieving this goal, we can leverage our returns through follow-on business with existing customers and expand our presence in the market through sales of similar systems at competitive prices to new customers. The length of relationship with many of our customers exceeds 30 years and further supports our industry-wide leadership and technological capabilities. In addition, as a result of maintaining a high level of performance, we continue to provide a combination of support services for our long-term customers. Such long-term relationships include the following:

Business Area	Year
Automated Fare Collection	1972, provided the San Francisco Bay Area Rapid Transit (BART) ticket encoding and vending technology.
Air Combat Training	1973, supplied first “Top Gun” Air Combat Maneuvering Instrumentation system for the Marine Corps Air Station at Yuma, AZ.
Ground Combat Training	1990, pioneered the world’s first turnkey ground combat-instrumentation system at Hohenfels, Germany for the U.S. Army.
MILES	1995, won a contract for our first laser engagement simulation system for the U.S. Army.
Korea Battle Simulation Center (KBSC)	1991, won a contract to design, stand up and operate this large and complex training center to support all U.S. Forces in Korea. Have provided continuous support since 1991.
Joint Warfighting Center (JWFC), now Joint Coalition Warfare Center (JCWC)	1994, won a contract to design, stand up and operate this large and complex training center to support U.S. joint forces worldwide. Have provided continuous support since 1994.

Superior Operational Performance

Our businesses will continue to achieve high levels of performance on current contracts, delivering world-class solutions on schedule and on budget.  Achieving this level of performance will deliver high value to our customers, employees, and shareholders. Superior program execution will help us defend our positions in core markets and expand to new customers by leveraging solid past performance.

Strategic Reinvestment of Capital

We target markets that have the potential for above-average growth where domain expertise, innovation, technical competency and contracting dynamics can help to create meaningful barriers to entry. We will strategically reinvest our cash in key program captures, internal R&D, and acquisitions to target new priority markets, ensure market leader positions and improve shareholder equity.

Innovation

We continue to invest in R&D to maintain a leadership role in the technological evolution within our core focus areas of the global transportation and defense markets. We are committed to using innovation and technology to address our customers’ most pressing problems and demanding requirements. We have made meaningful and recognized contributions to technological advancements within our industries.

The cost of company sponsored R&D activities was $24.4 million, $28.7 million, and $25.3 million in 2013, 2012 and 2011, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required engineering and product development activity was approximately $68.3 million in 2013 compared to $81.2 million in 2012 and $72.4 million in 2011; however, these costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2013, we spent 1.8% of our sales on internally funded R&D, primarily focused in our CDS and CTS segments.

In addition to R&D initiatives, our innovation portfolio covers design of public private partnerships (P3s) and innovative program financing in the transportation segment. Through public private partnerships, public transportation agencies are able to modernize their system infrastructures without draining precious capital budgets or increasing transit fares and losing ridership.  This structure will also allow the agencies to transfer operational costs and risks to the private sector while maintaining controls through program acceptance criteria and operational performance requirements. In December 2011, we entered into a 12-year P3 contract with the Chicago Transit Authority to design, install, finance, operate and maintain a first-of-its-kind Open Fare Collection System. We completed a public launch of the system in September 2013. To date, we have capitalized $75.5 million in construction costs and expect to raise financing for this public project in fiscal year 2014.

Pursue Strategic Acquisitions

We have sought out strategic acquisitions that help us overcome existing barriers in target markets with the goal of accelerating our growth. We are focused on finding attractive acquisitions that enhance our market positions, provide expansion into complementary growth markets and ensure sustainable long-term profitability. We have developed an acquisition strategy that focuses on specific consolidation and growth opportunities in the defense and transportation markets. Over the last several years, we have completed multiple acquisitions as a means to diversify our customer base and expand our systems and services offerings.

For example, through the acquisitions of Abraxas and NEK Special Programs Group, we have expanded our reach within the military and national intelligence communities through the addition of intelligence, special operations, law enforcement and homeland security expertise.

Enhance Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 58% of our sales in fiscal year 2013, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work. Due to the technical complexities of operating electronic fare collection and payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we are transitioning from an AFC supplier to an intelligent transportation systems integrator and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide.

Today, CTS delivers a wide range of services from customer support to financial management and technical support at its full service operation centers in Concord, California, Brisbane, and Sydney Australia and London, England. Our Tullahoma, Tennessee facility is used as an overflow service center of patron call support and help desk for both the East and West Coasts of the U.S. We deliver a number of customer services from key service facilities for multiple transportation authorities worldwide.

At MSS, we provide a combination of services to our many domestic and international customers. Multiple-award ID/IQ contracts are now the primary contract vehicle in the U.S. government services marketplace. We have increased our participation on ID/IQ contracts, giving us more opportunities to bid for work and increasing our chances to develop new customers, programs and capabilities. We expand our scope of opportunities by offering additional services to current customers and transferring our skill sets to support similar programs for new customers. The broad spectrum of services we offer reinforces this strategy, and includes planning and support for theater and worldwide exercises, computer-based simulations, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, special operations forces (SOF) support, intelligence support, force modernization, open source data collection, as well as engineering and other technical support.

For CDS, increased services and operations and maintenance opportunities can reduce the volatility and timing uncertainties associated with large equipment contracts and add depth to the revenue base. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, we believe the international market offers greater opportunities to bundle and negotiate multi-year, turnkey contracts. We believe these long-term contracts reinforce CDS’ competitive posture and enable the company to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

Through the acquisitions of Abraxas in December 2010 and NEK Special Programs Group, LLC (now NEK Services, Inc.) in December 2012, MSS has expanded Cubic’s support services capabilities to the national intelligence communities, as well as to additional domestic and international special operations, law enforcement, and security clients. With these acquisitions and organic skill sets, we have increased our addressable markets and related services offerings.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 73% of the CTS segment’s fiscal year 2013 sales were attributable to international customers. CTS has expanded in Australia with the award of a $341.0 million contract to design and build an Electronic Ticketing System for Sydney and to operate and maintain the system until 2024. The Australian operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In Germany, we have successfully implemented a new electronic ticketing system for the Transit Authority Rhein-Main-Verkehrsverbund, and are working on providing new ticketing applications using cell phone technologies.

CDS has delivered systems in more than 35 allied nations. In fiscal year 2013, approximately 39% of CDS’ sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. During fiscal year 2013, we expanded our presence in the UK, Canada, and the United Arab Emirates in response to growing opportunities.  These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

In fiscal year 2013, approximately 17% of MSS sales were to international customers, including its long-term force modernization programs supporting multiple Central and Eastern European countries.  MSS is now coordinating with CTS and CDS to use their broader international presence to help identify additional global service opportunities.  We are actively working to leverage MSS’s significant domestic special operations forces (SOF) and related security capabilities and experience to develop new international customers.  The international SOF/Security markets, particularly in the area of training support, offer strong potential for near-term and sustained growth for the foreseeable future.

INTELLECTUAL PROPERTY

We seek to protect our proprietary technology and inventions through patents and other proprietary-right protection, and also rely on trademark laws to protect our brand. However, we do not regard ourselves as materially dependent on patents for the maintenance of our competitive position. We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive.

REGULATION

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. We deal with numerous U.S. government agencies and entities, including all branches of the U.S. military and the DoD. Therefore, we must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government and other contracts. These laws and regulations, among other things, include the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts. Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes. For additional discussion of government contracting laws and regulations and related matters, see “Risk factors” and “Business—Industry considerations” and “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies, estimates and judgments—Revenue recognition” with respect to pricing and revenue under government contracts.

Our business is subject to a range of foreign, federal, state and local laws and regulations regarding environmental protection and employee health and safety, including those that govern the emission and discharge of hazardous or toxic materials into the environment and the generation, storage, treatment, handling, use, transportation and disposal of such materials. From time to time, we have been named as a potentially responsible party at third-party waste disposal sites. We do not currently expect compliance with such laws and regulations to have a material effect upon our capital expenditures, earnings or competitive position. However, such laws and regulations are complex, change frequently and have tended to become increasingly stringent over time. Accordingly, we cannot assure you that such laws and regulations will not have a material effect on our business in the future.

OTHER MATTERS

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

We employed approximately 8,200 persons at September 30, 2013.

Our domestic products and services are sold almost entirely by our employees.  Overseas sales are made either directly or through representatives or agents.

Item 1A. RISK FACTORS.

Risks relating to our business

In 2012 we restated our historical consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation.

In 2012, we restated our consolidated financial statements as of and for the years ended September 30, 2011, 2010 and 2009, and for the quarterly periods ended December 31, 2009 through March 31, 2012. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit and Compliance Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on certain contracts.

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

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of September 30, 2012, identified material weaknesses in our internal control over financial reporting related to accounting for revenue on certain types of contracts. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in “Item 9A Controls and Procedures —Management’s Report on Internal Control Over Financial Reporting,” we have developed and implemented new control procedures over financial reporting related to accounting for revenue on certain types of contracts, and we concluded that we had remediated this material weakness as of September 30, 2013. We will need to monitor and evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2013.  Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

At times, our businesses have been adversely affected by significant changes in U.S. and foreign government spending during periods of declining budgets. A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. For example, the U.S. defense and national security budgets in general, and spending in specific agencies with which we work, such as those that are a part of the DoD, have declined from time to time for extended periods, resulting in program delays, program cancellations and a slowing of new program starts. Future levels of expenditures and authorizations for defense-related programs by the U.S. and foreign governments may decrease, remain constant or shift to programs in areas where we do not currently provide products or services, thereby reducing the chances that we will be awarded new contracts.

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

Pursuant to a law passed in August 2011, which went into effect on March 1, 2013, there have been deep and automatic cuts in defense budgets and other non-defense budgets.  Although there are proposals in Congress to mitigate the impact of these cuts, it is unknown what additional programs will be cut, over what time period and by what amount. Unless this legislation is reversed, annual automatic spending cuts will be enacted through 2021. Some programs may be cancelled in their entirety.

All of our U.S. defense contracts are at risk of being cut or terminated.  Our domestic transportation contracts could be materially harmed if transit agencies do not receive expected federal funds and are required to curtail their plans to expand or upgrade their fare collection systems.

In 2013, threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

Failure to raise the national debt limit may cause the federal government to be unable to pay funds due to us.

Congress and the executive branch may reach an impasse on increasing the national debt limit which would restrict the federal government’s ability to pay contractors for prior work.  A failure to receive such payments for an extended period of time could result in substantial layoffs of our employees, drawdowns of our credit lines and our inability to pay debts when due.

A deadlock in the US Congress over budgets and spending could cause another partial shutdown of the US Government which could result in a termination or suspension of some or all of our contracts with the US Government.

Congress may fail to pass a budget or continuing resolution which would result in a partial shutdown of the US Government and cause the termination or suspension of our contracts with the US Government.  We would be required to furlough affected employees for an indefinite time.  It is uncertain in such a circumstance if we would be compensated or reimbursed for any loss of revenue during such a shutdown.

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

Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

As part of our strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. In the fourth quarter of fiscal 2013, we recognized a goodwill impairment in our MSS segment of $50.9 million. This goodwill impairment, and any impairment that might be necessary in the future, is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

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

In addition, the customers currently serviced by our Cubic Transportation Systems segment are finite in number. The loss of any one of these customers, or the failure to win replacement awards upon expiration of contracts with such customers, such as our contract with Transport for London, which will be required to be re-competed in 2015, could have a materially adverse impact on our results of operations.

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

In addition, transit authorities have the right to audit our work under their respective contracts. If, as the result of an adverse audit finding, we were suspended or prohibited from contracting with the U.S. government, any significant government agency or a transit authority terminates its contract with us, or if our reputation or relationship with such agencies and authorities was impaired or if they otherwise ceased doing business with us or significantly decreased the amount of business done with us, it would adversely affect our business, results of operations and financial condition.

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

Approximately 75% of our revenues in fiscal year 2013 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2013, our total backlog was $2,669.0 million. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

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

•                  the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; and

•                  the Small Business Act and the Small Business Administration, size status regulations, which regulate eligibility for performance of government contracts which are set aside for, or a preference is given in the evaluation process if awarded to, specific types of contractors such as small businesses and minority-owned businesses.

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

The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development (R&D) efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price. The occurrence of any of these events could also result in civil or criminal liabilities.

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

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of September 30, 2013, there were no borrowings under the agreement; however, there were letters of credit outstanding under the agreement totaling $23.5 million, which reduced the available line of credit to $176.5 million at that date.

We also have a secured letter of credit facility agreement with a bank that expires in March 2014. As of September 30, 2013, there were letters of credit outstanding under this agreement of $54.4 million. In support of this facility, we placed $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit available under the revolving credit agreement described above.

On March 12, 2013, we entered into a note purchase and private shelf agreement, pursuant to which we agreed to issue and sell $100.0 million in aggregate principal amount of senior unsecured notes, bearing interest at a rate of 3.35%. Principal payments are due from 2021 through 2025. Notes with an aggregate principal amount of $50.0 million were issued on March 12, 2013 and the remaining aggregate principal amount of $50.0 million were issued on April 23, 2013. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance. The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders.  As of September 30, 2013 this agreement does not restrict such distributions to shareholders.

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

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. In recent years, we have spent an amount equal to approximately 1% to 2% of our annual sales on internal R&D efforts. There can be no assurances that this percentage will not increase should we require increased innovations to successfully compete in the markets we serve. We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

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

Part of our strategy involves the acquisition of other companies. For example, in December 2012, we acquired the operating assets of NEK Special Programs Group, LLC, a special operation forces training business, including more than 200 operational and technical experts and in January 2013, we acquired Nextbus, Inc., a business that provides real-time passenger information systems and services to transit agencies. We cannot assure you that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues. For example, see “Item 3. Legal proceedings” in this Form 10-K for a discussion of certain litigation relating to misconduct by one of our former employees. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation.  Misconduct could also involve making payments to government officials or third parties which would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Anti-Bribery Act or similar laws in other countries.

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

Our results of operations are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, any timing differences between our work performed and costs incurred under a contract and our ability to recognize revenue and generate cash flow from such contract, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions. Our contract type/product mix and unit volume, our ability to keep expenses within budget and our pricing affect our operating margins. Significant growth in costs to complete our contracts may adversely affect our results of operations in future periods and cause our financial results to fluctuate significantly on a quarterly or annual basis. In addition, certain contracts in our Cubic Transportation Systems segment are structured such that we incur significant expenses during the design and build phases of the contract that are not offset by revenue recognized or cash flows generated under the contract until we deliver a product or perform operational or maintenance services during the latter phases of the contract. Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In future financial periods our operating results or cash flows may be below the expectations of public market analysts or investors, which could cause the price of our stock to decline significantly.

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

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results. For example, benefits under the U.S. plan were frozen as of December 31, 2006, so no new benefits have accrued after that date, and benefits under the European plan were frozen as of September 30, 2010, though the European plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of freezing of the respective plans are not eligible for participation in the defined benefit plans. For more information on how these factors could impact earnings, cash flows and shareholders’ equity, see “Pension costs.” in Item 7 of this Form 10-K.

Risks relating to our common stock

The price of our common stock may fluctuate significantly

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:

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

At September 30, 2013, Walter C. Zable, our Executive Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially own an aggregate of 5,061,076 shares, or approximately 18.9%, of our outstanding common stock, including shares owned by trusts, of which Mr. Zable and Ms. Cox are co-trustees. In their capacities as co-trustees, Mr. Zable and Ms. Cox share voting and dispositive power over the shares owned by such trusts. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which shareholders vote.

Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options and the vesting of restricted stock units, shares that may be issued in the future under our 2005 Equity Incentive Plan or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•                  prior to the date of the transaction, an affirmative vote of the holders of at least 66 2/3% of our outstanding common stock is required for the approval, adoption or authorization of a business combination;

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

•                  the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•                  a requirement for the affirmative vote of the holders of at least 66 2/3% of the total voting power of all outstanding shares of our voting stock to amend our amended and restated bylaws, or to amend specific provisions of our amended and restated certificate of incorporation.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2013, we paid $6.4 million of cash dividends to our shareholders.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance, including those concerning new programs and growth in the markets in which we do business, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Risk factors” and elsewhere throughout this report and in the documents incorporated by reference herein, that could cause actual results to differ materially from those expressed in these statements.

Such risks, estimates, assumptions and uncertainties include, among others: our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; competition and technology changes in the defense and transportation industries; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; and other factors discussed elsewhere in this report.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.   PROPERTIES.

We conduct our operations in approximately 2.0 million square feet of both owned and leased properties located in the United States and foreign countries.  We own approximately 58% of the square footage, including 503,000 square feet located in San Diego, California and 467,000 square feet located in Orlando, Florida.  All owned and leased properties are considered in good condition and, with the exception of the Orlando facility, adequately utilized.  The following table identifies significant properties by business segment:

Location of Property	Owned or Leased

Corporate Headquarters:
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Auburn, Australia	Leased
Brisbane, Australia	Leased
Chantilly, VA	Leased
Chicago, IL	Leased
Concord, CA	Leased
Emeryville, CA	Leased
Frankfurt, Germany	Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Hyderabad, India	Leased
Inglewood, Australia	Leased
Kingswood, Australia	Leased
London, England	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Ontario, Canada	Leased
Perth, Australia	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Leased and Owned
San Francisco, CA	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Wollongong, Australia	Leased

Mission Support Services:
Annapolis, MD	Leased
Colorado Springs, CO	Leased
Columbus, GA	Owned
El Paso, TX	Leased
Fayetteville, NC	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
Prince George, VA	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Tampa, FL	Leased

Defense Systems:
Abu Dhabi UAE	Leased
Aitkenvale, Australia	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Canberra, Australia	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased
Mexico City, Mexico	Leased
Orlando, FL	Owned
Panama City, FL	Leased
San Diego, CA	Owned
Santa Clara, CA	Leased
Singapore, Asia	Leased
St. Petersburg, FL	Leased
Tijuana, Mexico	Leased
Vienna, VA	Leased
Yerven, Armenia	Leased

Item 3.   LEGAL PROCEEDINGS.

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through September 30, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

In October 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract, violation of the Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act.  The Plaintiff claims he was wrongly charged (i) multiple times, at two dollars each time, for calling the call center that we operate for patrons of our transit customer, and (ii) a transfer and a second fare when he paid for a fare plus a transfer.  The plaintiff is seeking to have the case certified as a class action for all patrons charged in such a manner.  We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a second lawsuit was filed in a state court against our same transit customer alleging conversion and unjust enrichment.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card.  This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer.  We plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

In December 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and unjust enrichment in relation to our operation of our transit customer’s fare collection system.  The plaintiff claims to have not been credited the cost of her transit card even after registration of the card, as is required under the terms of the cardholder agreement.  The plaintiff also claims to have attempted to load value onto her transit card and although her bank account was debited when doing so, she claims the value has never been added on her transit account.  The plaintiff is seeking to have the case certified as a class action for all transit patrons who have experienced the same alleged problems with the fare system.  We are expecting to undertake the defense of the transit customer pursuant to our contractual obligations to that customer.  We are investigating this matter and will vigorously defend this lawsuit.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and competitors. We have accrued for estimated losses in the accompanying audited consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties and our views on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our audited consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Item 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2013		Fiscal 2012		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2013	Fiscal 2012
First	$50.67	$46.25	$48.25	$37.16	—	—
Second	48.40	41.74	51.05	42.85	$0.12	$0.12
Third	49.52	40.90	48.22	42.23	—	—
Fourth	54.16	48.14	52.03	47.92	$0.12	$0.12

On December 2, 2013, the closing price of our common stock on the New York Stock Exchange was $55.03. There were 705 shareholders of record of our common stock as of December 2, 2013.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 herein.

	Years Ended September 30,
	2013	2012	2011	2010	2009
Results of Operations:
Sales	$1,360,723	$1,381,495	$1,295,581	$1,198,192	$1,025,924
Cost of sales	1,059,326	1,046,235	982,341	941,431	796,344
Selling, general and administrative expenses	164,876	163,688	159,791	124,306	119,108
Interest expense	3,415	1,550	1,461	1,755	2,031
Income taxes	14,205	38,183	32,373	38,011	33,016
Net income attributable to Cubic (1)	19,798	91,900	83,594	72,094	63,145

Per Share Data:
Net income per share, basic	$0.74	$3.44	$3.13	$2.70	$2.36
Net income per share, diluted	0.74	3.44	3.13	2.70	2.36
Cash dividends	0.24	0.24	0.28	0.18	0.18

Shares used in calculating net income per share:
Basic	26,736	26,736	26,736	26,735	26,731
Diluted	26,760	26,736	26,736	26,735	26,731

Year-End Data:
Shareholders’ equity related to Cubic	$704,793	$670,391	$579,563	$513,612	$448,387
Equity per share, basic	26.36	25.07	21.68	19.21	16.77
Total assets	1,106,955	1,026,317	966,524	871,519	763,573
Long-term debt	102,920	11,503	15,918	20,494	25,124

(1) Results for the year ended September 30, 2013 include a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes. See Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the goodwill impairment.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in mass transit automated fare payment and revenue management infrastructure, defense, intelligence, homeland security, and information technology, including cyber security. For the fiscal year ended September 30, 2013, 38% of sales were derived from transportation systems and related services, while 62% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 52% of sales in 2013, 50% of sales in 2012, and 56% of sales in 2011. In fiscal year 2013, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%.

We operate in three reportable business segments: transportation systems, mission support services and defense systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 45% of our total sales for fiscal year 2013. International sales from Cubic Transportation Systems (CTS) amounted to 73% of total CTS sales for fiscal year 2013. International sales from Mission Support Services (MSS) comprised 17% of total MSS sales for fiscal year 2013. International sales from Cubic Defense System (CDS) amounted to 39% of total CDS sales for fiscal year 2013. To the extent our business and contracts include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We expect sales from domestic CTS contracts to increase as a percentage of total CTS sales in 2014, as we begin to realize revenues from a major contract with the Chicago Transit Authority. However, we expect international sales from CDS to increase in future periods due to the number of international opportunities we are currently pursuing.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development (R&D) activities, and through acquisitions. Company-sponsored R&D spending totaled $24.4 million in 2013.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We have made a number of niche acquisitions of businesses during the past several years, including Abraxas Corporation in December 2010, NEK Special Programs Group, LLC (NEK) in December 2012 and NextBus, Inc. in January 2013. Generally, these acquisitions are dilutive to earnings in the short-term due to acquisition related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

Industry Considerations

The U.S. government continues to focus on discretionary spending, entitlements, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The current presidential administration and Congress will likely continue to debate the size and expected growth of the U.S. federal budget as well as the defense budget over the next few years and balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act of 2011 (Budget Act), which, in part, reduces defense spending by a minimum of $487 billion over a ten-year period that began in fiscal year 2012.

On March 1, 2013, the sequestration of appropriations in fiscal year 2013 imposed by the Budget Act was implemented by the federal government. While the ultimate effects of sequestration still cannot be determined, these reductions have had an impact upon our customers’ procurement of products and services and will continue to have significant impact on the defense industry. These budgetary considerations may also impact funding to our U.S. mass transit customers from the federal government for large infrastructure projects.

While these budgetary considerations have put downward pressure on growth in the defense industry and will likely continue to do so, we believe that much of our business is well positioned in areas that the U.S. Department of Defense (DoD) has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come. In addition, our defense business has an immaterial amount of exposure to overseas contingency operations.

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in fare collection in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier. An example of this is our contract with the Chicago Transit Authority, awarded in late 2011. We are designing and manufacturing a new fare collection system for the Chicago Transit Authority and will receive monthly payments for the system over an approximate ten-year period expected to begin in the second quarter of fiscal 2014.

While future defense plans, changes in defense spending levels and changes in spending for mass transit projects could have a materially adverse effect on our consolidated financial position, we have and plan to continue to make strategic investments and acquisitions to align our businesses in growth areas of our respective markets that we believe are the most critical priorities and mission areas for our customers.

Segment Overview

Cubic Transportation Systems

CTS is a systems integrator that develops and provides fare collection infrastructure, services and technology and real-time passenger information systems and services for public transportation authorities and operators worldwide. We offer fare collection devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies efficiently collect fares, manage operations, reduce revenue leakage and make public transit more convenient.

The public transportation markets we serve are undergoing a substantial change. Mounting pressure on public transportation authorities to stretch their operating budgets is fueling a trend toward outsourced services and payment systems that lower operating cost. We believe we are positioned at the forefront of this change.

We provide a wide range of services for public transportation authorities in major markets worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance. Significant regions where we currently provide services include London, Sydney, Brisbane, Sweden, Washington D.C., Los Angeles, San Francisco and Atlanta. CTS operates full service operation centers in North America, Europe and Australia. In 2013, revenues from services provided by CTS were $275.4 million, or 53% of CTS sales in 2013.

CTS is a prime contractor and has active projects worldwide, including in the New York (Metrocard®) / New Jersey (PATCO®, PATH Smartlink®) region, Chicago (Ventra®), Vancouver, Sydney (Opal®),Brisbane (go card®), the Frankfurt / RMV region, Sweden, the Washington, D.C. / Maryland / Virginia region (SmarTrip®), the Los Angeles region, the San Diego region, Miami, Minneapolis / St. Paul and Atlanta. In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enable us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

We are currently designing and building major new systems in Chicago, Sydney and Vancouver. Typically, profit margins during the design and build phase of major projects are lower than during the operate and maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design and build phase, until major milestones are reached and cash payments are received. This was the case in 2013, as we experienced negative cash flows from all three of these major projects. Each of these projects includes a ten-year operate and maintain period and we expect cash flows from these projects to be positive in future years.

Cash payment terms offered by our mass transit customers in a competitive environment are sometimes not favorable to us. The customers’ budget constraints often result in less funding available for the build of a new system, with more funds becoming available when the system becomes operational. This, coupled with the inherent risks in managing large infrastructure projects, can yield negative cash flows and lower and less predictable profit margins on contracts during the design and build phase. Conversely, during the operate and maintain phase, revenues and costs are typically more predictable and profit margins tend to be higher. Gross profit margins from services sales in CTS were 35% and 31% for fiscal years 2013 and 2012, respectively, and gross profit margin from product sales was 16% and 26% in 2013 and 2012, respectively. Thus, the trend toward more services revenues has helped to generate higher profit margins from the segment in recent years than in the past. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the next several years.

Most of our sales in CTS for fiscal year 2013 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

Revenue under contracts for services in CTS is generally recognized either as services are performed or when a contractually required event has occurred, depending on the contract. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, and may vary from period to period. Incentive fees included in some of our CTS service contracts are recognized when they become fixed and determinable based on the provisions of the contract. As described above, often these fees are based on meeting certain contractually required service levels or based on system usage levels. Contractual terms can also result in variation of both revenues and expenses, resulting in fluctuations in earnings from period to period.

For our contract for the new fare collection system for the Chicago Transit Authority, the contract specifies that we will not be paid until we enter the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2013, we had capitalized $75.5 million in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

In January 2013, we announced the acquisition of NextBus as well as certain contracts from its parent company, Webtech Wireless. The purchase consideration was approximately $20.2 million. NextBus provides real-time passenger information systems using a software-as-a-service solution. The NextBus acquisition is part our NextCity vision and it expands CTS’ potential market beyond fare collection to information-based solutions.

For fiscal year 2013, NextBus had $7.8 million of revenue and was slightly dilutive to our earnings per share, after consideration of costs for transaction integration, retention and the amortization of purchased intangibles.

On November 26, 2013 we acquired all of the outstanding capital stock of Intelligent Transport Management Solutions Limited (ITMS), a wholly owned U.K. subsidiary of Serco Limited. ITMS is a provider of traffic management systems technology, traffic and road enforcement and maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure. The total acquisition-date fair value of consideration transferred for ITMS was approximately $70 million.

Mission Support Services

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

MSS is a highly specialized and customer centric business which we believe knows how to meet the unique requirements of each of its many customers. In the government services marketplace, reputation, quality and relationships are always important. We uphold our credentials for professional excellence by consistently providing high-value and cost-effective support for our customers.

MSS is focused on customers within the U.S. government, extending to the DoD, all branches of the U.S. Armed Services, the Department of Homeland Security, non-military agencies, and allied nations under FMS contracts funded by the U.S. government. MSS is the prime contractor at more than 40 military training and support facilities and supports more than 200,000 exercises and training events per year. The segment supports all four of the U.S. Army’s combat training centers (CTCs) comprised of: the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, which is the nation’s premier training center for light infantry forces; the National Training Center (NTC) in Fort Irwin, California, the Army’s premier heavy maneuver CTC; the Joint Multinational Readiness Center (JMTC) in Hohenfels, Germany, which is the U.S. Army Europe’s combat maneuver training center for realistic training from the individual to the brigade level; and the Mission Command Training Program (MCTP) in Fort Leavenworth, Kansas, which delivers mission command training to the Army’s senior commanders and is the Army’s only worldwide deployable CTC. MSS continues its role as a long-time prime contractor for the Marine Corps air and ground forces under the Marine Air Ground Task Force (MAGTF) Training Systems Support (MTSS) contract. Under this contract and its two predecessors, MSS has been and continues to be the principal U.S. Marine Corps (USMC) mission support contractor providing training services since 1998. We also currently provide and/or have provided defense modernization support for 13 NATO entrants in Central and Eastern Europe under FMS contracts.

We are adapting to a new era in defense and national security spending practices. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The DoD now relies heavily upon indefinite delivery/indefinite quantity (ID/IQ) and small business set aside contracts. For us that means a lower backlog of long-term service contracts due to the shorter term nature of these ID/IQ Task Order awards. Shorter-term contracts combined with this tougher competitive environment, where the “lowest price technically acceptable” bids usually win, have resulted in a trend toward lower profit margins from the segment in recent periods. For example, the gross profit margin in MSS was 11% in 2013 and 2012 compared to 13% in 2011. Threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment in 2013. We must continue to work to keep our costs low to remain competitive under these market conditions. These conditions also provide the opportunity for us to increase our market share of the large DoD services market. To maximize our business opportunities under ID/IQ contract vehicles, we often seek new work both as a prime contractor and a subcontractor. By increasing our participation in multiple award ID/IQ contracts we improve our chances to develop new customers, programs and capabilities. Retaining customers is a critical component of our success; we remain vigilant in maintaining a high win rate on re-compete contracts to retain our customers. Despite the trend toward small business awards by the U.S. government, where we must take a role as a subcontractor, 88% of our revenues in fiscal year 2013 were as a prime contractor.

MSS expanded and deepened its training services through the acquisition of Omega Training Group in 2008, which positioned the segment at key locations, such as Fort Lee, Virginia, Fort Bliss, Texas, and Fort Benning, Georgia, which were recipients of work from the 2005 Base Realignment and Closure (BRAC). In addition, MSS has been focused on diversifying its business over the last three years to the national security market. The acquisition of Abraxas in fiscal year 2011, and NEK in December 2012, adds to the segment’s specialized skills and further diversifies the business to new customers and markets which are directly aligned with DoD’s emphasis on intelligence and the special operations forces communities where trusted credentials are a high barrier to entry. NEK provides special forces training-related services to the U.S. Army and other national security related customers, and we expect NEK to provide a platform to expand MSS’ work both in the U.S. and to key foreign allies. We acquired select assets of NEK for approximately $52.6 million in total consideration. As part of the acquisition, we hired more than 200 employees with substantial experience in the Special Forces community.

For fiscal year 2013, NEK was slightly dilutive to our earnings per share after consideration of costs for transaction integration, retention, and the amortization of purchased intangibles. In fiscal year 2014, we anticipate that this acquisition should be accretive, and that NEK should contribute $45.0 million to $55.0 million in sales.

Cost reimbursable and time and materials contracts accounted for 59% of our sales in MSS for fiscal year 2013, with the remaining sales derived from fixed-price contracts. Revenues under cost reimbursable contracts are recognized as costs are incurred, plus the estimated fee earned under the contract terms. Often these are structured as award fees based on performance and are generally accrued during the performance of the contract based on our historical experience with such awards. Revenues under time and materials contracts are recognized as services are delivered based on the terms of the contract. Revenues under our fixed-price service contracts with the U.S. government are recorded under the cost-to-cost percentage-of-completion method.

Cubic Defense Systems

CDS is focused on two primary lines of business: training systems and secure communications. The segment is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the DoD, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, asset tracking and search and rescue markets.

CDS is building upon its role as a leader in air and ground combat training systems worldwide. Our products and systems help our customers to retain technological superiority with cost-effective solutions. We design, innovate, manufacture and field a diverse range of technologies that are critical to combat readiness, supply chain logistics and national security for the U.S. and allied nations. Our primary lines of business include air combat training ranges and after action review software, ground combat training systems, including a full range of laser engagement simulation systems, virtual small arms training systems, Intelligence, Surveillance and Reconnaissance (ISR) data links, personnel locator systems, multi-band communication tracking devices and cross domain appliances for cyber security. We also provide ongoing support services for systems we have built for several of our international customers.

Our established international footprint in more than 35 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales from international customers of CDS have become a major part of our business with $147.9 million, or 39% of sales, in 2013 from international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through acquisitions made in 2010, and our additional investment in product development, we now supply asset visibility solutions for military and commercial supply chain logistics. This includes container tracking, yard management and shipment monitoring. In 2010, we also acquired cyber products that include a range of certified and accredited cross-domain transfer appliances that ensure secure and appropriate access to data and services from unclassified to top secret for defense, intelligence and homeland security customers. We have delivered training and simulation offerings to seven nations in the Asia-Pacific region and have positioned ourselves for certain anticipated contracts with the Australian Defense Forces. Through business acquisitions we made in 2013 we now offer live fire training solutions to US and international forces, further deepening our training capabilities and expanding our customer base, and we acquired a specialist engineering business with strong project management competencies in training range design, operations, communications, and safety requirements.

Fixed-price contracts accounted for 92% of CDS revenue for fiscal year 2013. Development and system integration contracts in CDS are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

CDS also has many long-term, fixed-price production contracts that do not require substantial development effort. For these contracts we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

Increasingly, CDS is receiving contracts from foreign customers to not only develop and deliver a system, but to maintain the system for a period of years after the delivery. While service contracts have not historically been a significant part of our CDS business, this type of multiple-element contract has become more common in recent years. Revenues under contracts for services in CDS are generally recognized as services are performed on a straight-line basis over the period of contract performance. Costs incurred under these services contracts are expensed as incurred, and may vary from period to period, resulting in fluctuations in earnings.

Gross profit margins from CDS were higher in 2012 and 2011 than in previous periods primarily due to favorable profit margins from certain foreign contracts. The gross profit margin in fiscal 2013 was 31%, compared to 36% in 2012 and 33% in 2011. While we expect to win significant new work in foreign markets in the future, we do not expect gross profit margins to match 2012 levels. We expect the gross profit margin to average 30% to 32% in the next several years. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

In January 2013, we were notified that we had been selected as a single source awardee on three ID/IQ contracts aggregating $298.5 million from the U.S. Navy. We expect the period of performance to be over five years for these contracts, which involve developing virtual training related technology and curriculum for the U.S. Navy littoral combat ships.

Comparison of fiscal years ended September 30, 2013 and 2012 and September 30, 2012 and 2011

Operating overview

Sales in 2013 were $1.361 billion compared to $1.381 billion in 2012, a decrease of 1%. Decreases in sales for MSS of 5% were partially offset by a 1% increase in CTS sales, while CDS sales were essentially flat. Consolidated sales in 2013 would have decreased by 5% without the addition of NEK, NextBus and two smaller businesses that were acquired during 2013. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $5.4 million in 2013 over 2012.

Sales increased 7% in fiscal 2012 over 2011, primarily due to sales growth of 20% in CTS. The 3% growth in 2012 sales from MSS was nearly offset by a 4% decrease in CDS sales. Sales increased to $1.381 billion in 2012, compared to $1.296 billion in 2011, with all of the growth coming from existing businesses. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in sales of $1.5 million in 2012 over 2011. See the segment discussions below for further information about segment sales.

Operating income was $36.4 million in 2013 compared to $128.0 million in 2012, a decrease of 72%. Operating income and operating margin percentages decreased in all three of our business segments. Decreased operating profits on decreased sales in Europe, as well as cost growth on contracts in Sydney, Australia and Vancouver, B.C. Canada contributed to the decrease in operating margins for CTS. CDS operating profits were negatively impacted in 2013 by lower margins on lower sales from a ground training system in the Far East, a $2.8 million write-down of inventory in our global asset tracking product line and $7.8 million of restructuring charges incurred in 2013. MSS recorded a $50.9 million goodwill impairment in 2013 as discussed in the MSS segment disclosures below. MSS also experienced a decrease in gross margins on a decrease in sales, particularly in the fourth quarter of 2013 due to lower training activity and continued pressure on bid prices. MSS bid rates have recently been impacted by the tougher competitive environment, where the “lowest price technically acceptable” bid often wins the contract award. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.1 million for 2013.

Operating income increased 13% to $128.0 million in 2012 compared to $113.5 million in 2011. CTS and CDS each contributed to the growth in operating income in 2012, while MSS operating income was down in 2012 from 2011. Growth in CTS sales was the primary reason for the increase in operating income, while CDS operating income grew primarily due to a decrease in our investment in cross domain and global asset tracking products in 2012 compared to 2011. The current competitive environment in the government services industry is driving MSS profit margins lower than in recent years, resulting in lower operating income. Operating results for MSS include an operating loss from Abraxas of $1.3 million in 2012, including amortization of intangible assets of $9.3 million, compared to a loss of $3.5 million in 2011, which included amortization of intangible assets of $8.2 million and acquisition costs of $0.7 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.6 million for 2012. See the segment discussions below for further information about segment operating income.

Net income attributable to Cubic decreased to $19.8 million ($0.74 per share) in 2013 from $91.9 million ($3.44 per share) in 2012. The decrease in net income attributable to Cubic was primarily due to the decrease in operating income as the result of a goodwill impairment charge of $50.9 million in 2013 and an increase in interest expense due to a higher average debt balance in 2013. Net income attributable to Cubic increased to $91.9 million ($3.44 per share) in 2012 from $83.6 million ($3.13 per share) in 2011. Higher net income year-over-year resulted primarily from the improvements in operating income, as described above.

The gross margin from product sales was 24% in 2013 compared to 32% in 2012.  The decrease in gross margin percentage was primarily due to cost growth on transportation contracts in Sydney, Australia and Vancouver, B.C. Canada as well as a change in estimate that had occurred during 2012 related to a ground combat training range contract. Prior to 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million in 2012 because of this favorable change in estimate in 2012. Declining sales on more profitable CDA training system contracts were also responsible for the decrease in the product sales gross margin percentage. The gross margin from service sales was 21% in 2013 compared to 17% in 2012. The increase in service gross margin percentage was primarily caused by the change in mix of service sales between segments. More profitable CTS and CDA service sales increased in 2013 as a percentage of total service sales as compared to a heavier weighting of MSS sales as a percentage of service sales in 2012.

The gross margin from product sales was 32% in 2012, compared to 30% in 2011. Improved performance from our transportation systems business in 2012 in addition to the favorable change in estimate on the CDA training system contract described above primarily accounted for the increase. The gross margin from service sales was 17% in 2012 compared to 19% in 2011. Competitive pressures in the defense services business in 2012 contributed to the decrease in gross margin from 2011.

SG&A expenses increased to $164.9 million or 12% of sales in 2013 from $163.7 million or 12% of sales in 2012. The increase in SG&A expenses in 2013 was primarily due to $3.0 million of stock-based compensation recorded as SG&A expense during 2013 related to our long-term equity incentive award program which began in March 2013. In addition, $1.1 million of professional services costs were recognized in the first quarter of 2013 related to the restatement of our financial statements for the year ended September 30, 2012 and previous periods. In addition, we incurred $0.9 million of expenses in 2013 related to our secondary offering of outstanding shares that were sold by certain of our shareholders. Partially offsetting these increases in SG&A expenses was a 2013 reduction of SG&A expenses of $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. SG&A expenses increased to $163.7 million or 12% of sales in 2012, compared to $159.8 million or 12% of sales in 2011. The increase in SG&A expenses in 2012 reflects the overall growth of the business.

Company-sponsored R&D spending, related primarily to new transportation and defense technologies we are developing, totaled $24.4 million in 2013 compared to $28.7 million in 2012. Company-sponsored R&D spending for CDS decreased $5.8 million in 2013 while Company-sponsored R&D spending for CTS increased by $1.6 million in 2013. Company-sponsored R&D spending totaled $28.7 million in 2012 compared to $25.3 million in 2011. The increase in R&D expenditures in 2012 came from the transportation systems business, which increased R&D spending from $4.0 million in 2011 to $8.3 million in 2012. A significant portion of our product development spending is incurred in connection with the performance of work on our contracts. The amount of contract-required engineering and development activity in 2013 was approximately $68.3 million compared to $81.2 million in 2012 and $72.2 million in 2010, however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $16.7 million in 2013 compared to $14.8 million in 2012 and $14.7 million in 2011. The increase in 2013 over 2012 and 2011 was primarily due to our acquisitions of NEK and NextBus in 2013.

Interest and dividend income was $1.6 million in 2013 compared to $3.0 million in 2012 and $2.6 million in 2011. The changes in interest and dividend income between these years were generally correlated with changes in the average cash balances held by our wholly-owned subsidiaries in New Zealand and Australia. These foreign currency investments earned a higher interest rate than our other cash and short term investments.

Other income (expense) netted to expense of $0.4 million in 2013 compared to income of $0.8 million in 2012 and $1.7 million in 2011. The higher amount of other income in 2011 was caused primarily by the impact of foreign currency exchange rate changes on U.S. dollar denominated investments held by our wholly-owned subsidiary in the U.K. that uses the British Pound as its functional currency. The impact of exchange rates on these U.S. dollar denominated investments was recorded as other non-operating income, and resulted in income of $0.5 million in 2011, but did not result in significant income or expense in 2013 or 2012. Interest expense was $3.4 million in 2013 compared to $1.6 million in 2012 and $1.5 million in 2011. The increase in interest expense in 2013 was due to an increase in our long-term borrowings.

Our effective tax rate for fiscal 2013 was 42% compared to 29% in fiscal 2012 and 28% in fiscal 2011. The increase in the effective tax rate between 2013 and 2012 reflects the unfavorable impact related to the goodwill impairment loss, because a large portion of our goodwill is not deductible for tax purposes and an increase in the valuation allowance against deferred tax assets, as described below. The American Taxpayer Relief Act of 2012 was enacted into law during fiscal year 2013 and reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. The effective tax rate for fiscal 2013 reflects a benefit of $1.9 million related to fiscal 2012 resulting from the retroactive extension of the United States research and development tax credit. The annual effective tax rate for fiscal 2012 only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired.

As of September 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year and future periods by each jurisdiction, to determine if a valuation allowance is required. With respect to Australia, a significant negative factor in our assessment at September 30, 2013 was the determination that our Australian operations had a three-year historical cumulative loss as of the end of the year. After considering our recent history of losses and future sources of taxable income in the near-term, we recorded a valuation allowance on our net deferred tax assets related to Australia, with a corresponding charge to our income tax provision, of approximately $3.9 million in the quarter ended September 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.

Our effective tax rate increased in 2012 over 2011, primarily because of the expiration of the United States research and development tax credit on December 31, 2011 and additional tax of $2.8 million related to the repatriation of foreign earnings. In addition, fiscal 2012 reflected a benefit of $2.5 million due to the reversal of uncertain tax positions relating to statute expirations and settlements with tax authorities compared to $1.2 million in fiscal 2011. In addition, the fiscal 2011 effective tax rate reflected a tax benefit of $1.4 million related to fiscal 2010 resulting from the retroactive extension of the United States federal research and development tax credit.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities

Transportation Systems Segment

Years ended September 30,	2013	2012	2011
	(in millions)
Transportation Systems Sales	$516.9	$513.6	$427.1

Transportation Systems Operating Income	$62.4	$76.3	$66.9

CTS sales increased 1% to $516.9 million in 2013 compared to $513.6 million in 2012. CTS generated higher sales on a contract for a suburban bus system near Chicago, and transit system contracts in Minneapolis, New York, and Washington D. C. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies contributed sales of $7.8 million for the year. In addition, during fiscal 2013, CTS recognized sales of approximately $2.0 million as a result of a contract claim that was settled related to services that were provided to a European customer between December 2011 and the second quarter of fiscal 2013. In 2013, CTS realized lower sales both from a contract to design and build a system in Sydney, Australia and due to reduced work on a contract to design and build a system in Vancouver, B.C. Canada. In 2012, revenues were higher on the Vancouver and Sydney projects as we were producing a significant amount of the hardware for the systems, while in 2013 we were moving into in the latter stages of delivery for these systems. Also, during 2013, sales to train operating companies in the U.K. decreased. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.6 million for 2013 compared to 2012.

CTS sales increased 20% to $513.6 million in 2012 compared to $427.1 million in 2011. The overall increase in sales was primarily from work on our contracts in Sydney, Australia and Vancouver, B.C. Canada. In addition, sales were somewhat higher from our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. that were completed in 2011. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in sales of $2.5 million for 2012 compared to 2011.

CTS operating income decreased 18% in 2013 to $62.4 million compared to $76.3 million last year. During 2013 operating margins declined due to an increase in estimated costs to complete and implement systems in Sydney, Australia and Vancouver, B.C. Canada. The increased estimated costs for the Sydney contract primarily stems from an increase in estimated costs to install hardware on the customer’s transit system bus fleet, while the increased estimated costs on the Vancouver contract mainly relates to expected additional system software development costs. Changes in estimated costs on these two contracts decreased operating profit by approximately $17.2 million in the fourth quarter of 2013, and decreased net income by approximately $11.6 million ($0.43 per share). CTS operating margins were also affected by a decrease in work on U.K. development contracts in 2013.  These decreases in operating income were partially offset by higher operating income on increased work on contracts in the U.S. previously described as well as the sales recorded in the third quarter related to the European service contract claim settlement described above. In addition, operating income improved on a U.K. service contract due to higher annual system usage incentives. The operating loss from NextBus was $0.4 million for 2013 including acquisition-related costs of $0.2 million and amortization of intangible assets of $1.2 million. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in CTS operating income of $0.3 million for 2013 compared to 2012.

CTS operating income improved to $76.3 million in 2012 from $66.9 million in 2011, an increase of 14%. Improvements in operating income resulted from higher sales in Canada and the U.K. as mentioned above. In addition, profit margins improved from a service contract in California, where we received higher revenues based on increased system usage. Lower sales in the U.S. from the contracts that were completed in 2011 partially offset the growth in operating income, in addition to cost growth of $5.3 million on contracts in the U.S. and Europe. We also increased research and development spending in 2012 to $8.3 million, compared to $4.0 million in 2011, which limited growth in operating income. We are working on next generation transportation technologies that we believe will enhance our leading position in the industry. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in a decrease in operating income of $0.9 million for 2012 compared to 2011.

Mission Support Services Segment

Years ended September 30,	2013	2012	2011
	(in millions)
Mission Support Services Sales	$468.5	$491.4	$476.5

Mission Support Services Operating Income (Loss)	$(36.1)	$21.9	$23.9

MSS sales decreased 5% to $468.5 million in 2013 compared to $491.4 million in 2012. Sales in 2013 were lower on certain contracts due to a decrease in activity, including a contract to provide deployment/redeployment services and from training contracts for the U.S. military, and lower Abraxas sales.  The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were partially offset by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that added sales of $31.6 million for 2013. MSS sales would have decreased 11% without the acquisition of NEK. The current environment in defense services, including increased competition, an emphasis on small business awards, and the impact of spending cuts from sequestration, has led to contraction in MSS operations and may continue to do so in the near term.

MSS sales were up 3% to $491.4 million in 2012 compared to $476.5 million in 2011. Sales were higher from Abraxas in 2012, both due to growth of the business and because we acquired the business during the first quarter of 2011 and thus did not realize a full year of sales that year. Sales were also higher from our contract at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana and from our defense modernization business in Eastern Europe. The loss of training work for flight simulators, and at the U.S. Army Quartermaster Center and School, partially offset these sales increases.

MSS recorded an operating loss of $36.1 million in 2013 compared to operating income of $21.9 million last year. The change in the MSS operating income (loss) was primarily related to a $50.9 million goodwill impairment recorded in the fourth quarter of fiscal 2013. Our annual impairment test is performed each year as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The impacts of sequestration and other changes in the business environment did not cause significant impacts on MSS until late in 2013. During our strategic and financial planning process late in 2013 for future years, we made downward revisions in our estimates of future revenues and margins. As a result, in the fourth quarter of 2013 we estimated that there was a decline in the estimated fair value of MSS, which resulted in the recognition of an impairment of goodwill of $50.9 million.  Excluding the goodwill impairment, in 2013, the decrease in operating income resulted from increased personnel costs on a flight simulator training contract, operating losses at NEK and Abraxas and the sales decreases described above. The NEK operating loss was $0.8 million for 2013, including acquisition-related costs of $0.6 million and amortization of intangible assets of $3.0 million. Abraxas operating loss increased to $2.6 million in 2013 from $1.3 million in 2012 due to decreased activity and lower profit margins.  In addition, MSS’ competitive environment has forced us to bid somewhat lower margins than in recent years in order to acquire positions on new contracts and retain positions on our existing contracts.

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

Amortization of purchased intangibles included in the MSS results amounted to $12.5 million, $12.0 million, and $11.7 million in 2013, 2012 and 2011, respectively. The increases over the three years are due to the acquisitions of NEK in December 2012 and Abraxas in December 2010.

Defense Systems Segment

Years ended September 30,	2013	2012	2011
	(in millions)
Defense Systems Sales
Training systems	$318.4	$322.5	$337.9
Secure communications	56.7	52.9	52.8
	$375.1	$375.4	$390.7

Defense Systems Operating Income (Loss)
Training systems	$30.1	$39.0	39.0
Secure communications	(8.1)	(4.4)	(9.2)
Restructuring costs	(7.8)	—	—
	$14.2	$34.6	$29.8

Training Systems

Training systems sales decreased 1% in 2013 to $318.4 million compared to $322.5 million last year. Sales were lower in 2013 from ground combat training systems in the U.S., U.K., and the Far East as well as for sales of virtual small-arms training systems. In addition, the favorable change in estimate recognized in 2012 on a ground combat training range contract discussed in the operating income section below impacted the change in sales between 2013 and 2012. These decreases in sales were partially offset by increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. Higher sales of air combat training systems also partially offset the overall decrease in Training System sales for the year. Revenue from our new LCS courseware contract was $4.4 million in 2013. On July 1, 2013 we acquired certain assets of Advanced Interactive Systems and folded these operations into a new Defense Systems subsidiary, Cubic Range Design Solutions (CRDS). CRDS supplies live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces.  CRDS contributed sales of $2.0 million for 2013. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems sales of $1.1 million for 2013 over 2012.

Training systems sales decreased 5% in 2012 to $322.5 million from $337.9 million in 2011. The delivery of air combat training systems to a U.S. government customer in 2011 resulted in significantly higher sales than in 2012. In addition, sales from a ground combat training system contract in the Far East were lower in 2012 than in 2011 and shipment of MILES equipment to the U.S. government decreased in 2012 compared to 2011. Partially offsetting these decreases were higher sales of our small arms training systems and higher sales from two ground combat training range contracts in Europe. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training system sales of $1.0 million for 2012 over 2011.

Operating income for training systems decreased 23% in 2013 to $30.1 million compared to $39.0 million last year. The decrease in operating income resulted primarily from a change in estimate that had occurred during 2012 related to a ground combat training range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for 2012 because of this favorable change in estimate. Operating margins also decreased in 2013 on the lower sales of ground combat training systems described above, particularly due to decreases in sales to customers in the Far East. These decreases in operating income in 2013 were partially offset by higher operating income on increased sales of air combat training systems. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems operating income of $0.2 million for 2013 over 2012.

Operating income for training systems was $39.0 million in 2012 and 2011. Operating income in 2012 included the impact of the $12.5 million favorable change in estimate described above. Offsetting this increase were lower operating profits on lower sales of air combat training systems, a ground combat training system in the Far East and MILES equipment. In addition, we incurred higher than previously expected costs in developing an instrumented training system for the U.S. Marine Corps in 2012. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar, resulted in an increase in training systems operating income of $0.3 million for 2012 compared to 2011.

Secure communications

During 2013, certain CDS product lines that were previously classified in an “Other” category have been reclassified into the “Secure communications” category. Prior year amounts have been reclassified to conform to the current year presentation.

Secure communications sales increased 7% in 2013 to $56.7 million compared to $52.9 million last year. Sales were higher from personnel locater systems for 2013 but were lower from power amplifier and data link products.

Operating losses increased to $8.1 million in 2013 from $4.4 million last year. In 2013 we incurred charges in cost of sales totaling $2.8 million for inventoried costs in excess of estimated realizable value for our global asset tracking product line. This inventory write-down related to global tracking products that were being manufactured in fiscal 2013 for anticipated contracts with the U.S. government for which the probability of contract award has diminished. The increase in operating losses in 2013 was also caused by cost growth on a development contract for a data link system.

Secure communications sales increased slightly to $52.9 million in 2012 from $52.8 million in 2011. Sales of personnel locator systems and power amplifiers decreased in 2012, while sales of data links increased.

Secure communications operating losses decreased to $4.4 million in 2012 from $9.2 million in 2011. In 2010, CDS added two new product lines through acquisitions of Impeva Labs and Safe Harbor Holdings that develop global asset tracking and cross domain products. During 2011, we increased our investment in the development and marketing of these products, resulting in an operating loss for these two product lines. In 2012, we reduced operating and development costs for these product lines, but again incurred an operating loss.

Restructuring costs

In 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $7.8 million. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date unless market conditions worsen. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. We anticipate that operating margins will improve for CDS next year with the leaner cost structure.

Adjusted EBITDA

Adjusted EBITDA represents net income attributable to Cubic before interest, taxes, non-operating income, goodwill impairment charges, depreciation and amortization. We believe that the presentation of Adjusted EBITDA included in this report provides useful information to investors with which to analyze our operating trends and performance and ability to service and incur debt. Also, Adjusted EBITDA is a factor we use in measuring our performance and compensating certain of our executives. Further, we believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of property, plant and equipment (affecting relative depreciation expense), goodwill impairment charges and non-operating expenses which may vary for different companies for reasons unrelated to operating performance. In addition, we believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as a measure of performance. In addition, other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Furthermore, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended September 30,
	2013	2012	2011
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$19,798	$91,900	$83,594
Add:
Provision for income taxes	14,205	38,183	32,373
Interest expense (income), net	1,839	(1,444)	(1,107)
Other expense (income), net	367	(821)	(1,662)
Noncontrolling interest in income of VIE	183	204	310
Depreciation and amortization	25,359	22,857	22,341
Impairment of goodwill	50,865	—	—
ADJUSTED EBITDA	$112,616	$150,879	$135,849

Liquidity and Capital Resources

Operating activities used cash of $13.3 million in 2013, compared to using cash of $54.7 million in 2012 and providing cash of $129.1 million in 2011. In 2013, cash generated by earnings was more than offset by increases in accounts receivable of $14.6 million, long-term capitalized construction costs of $48.6 million, and a decrease in accounts payable and other current liabilities of $27.6 million, which contributed to the overall use of cash for the year. Net accounts receivable grew on certain large contracts that we worked on in 2013 including transportation contracts in Australia and the U.S. In 2012, cash generated by net income was more than offset by increases in accounts receivable of $118.2 million, long-term capitalized construction costs of $26.9 million, inventories of $13.6 million, and a net decrease in customer advances of $38.0 million. The growth in accounts receivable in 2012 and reduction of customer advances related to several large contracts we worked on in 2012, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S., Far East and Middle East.  In 2011, cash generated by earnings, decreases in accounts receivable of $3.6 million and inventories of $2.4 million, and increases in net customer advances of $37.1 million contributed to the positive results.

Our contract terms with our customers can have a significant impact on our cash provided by (used in) operations. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For certain large long-term development contracts, we had received significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customer advance balances on these contracts decreased in 2012 and 2013 as development work progressed. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In 2012 and 2013, the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments.

In 2013 and 2012, MSS contributed positive operating cash flows, while CDS and CTS both generated negative operating cash flows. In 2011, all three segments contributed to positive operating cash flow, with CTS providing the greatest portion of the positive cash flows.

We have classified certain unbilled accounts receivable balances as non-current because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2013, this balance was $19.2 million compared to $22.1 million at September 30, 2012 and $23.7 million at September 30, 2011.

Investing activities used cash of $76.8 million in 2013, provided cash of $11.6 million in 2012, and used cash of $77.3 million in 2011. In 2013, investing activities on our Statement of Cash Flows included $40.3 million of cash paid for the acquisition of NEK. In addition, we made payments of $7.8 million related to the acquisition of NEK for contingent consideration, which is classified as a financing activity on our Statement of Cash Flows. In addition, our investing activities include the acquisition of NextBus for $20.2 million and $3.3 million for the acquisition of two small defense systems businesses. We also invested $4.1 million in marketable securities during 2013 and made capital expenditures of $9.1 million.

In 2012, net cash provided by investing activities consisted of proceeds of $25.8 million from maturities of short-term investments, partially offset by capital expenditures of $14.2 million.

In 2011, cash used in investing activities included $126.0 million for the acquisition of Abraxas, $0.7 million for a small defense systems acquisition made during the year, and an additional payment of $0.2 million for a small defense systems acquisition made in 2010. In addition, in 2011, we received proceeds from the sale or maturities of short-term investments of $58.3 million and made capital expenditures of $8.7 million

Financing activities provided cash of $77.0 million in 2013, and used cash of $79.6 million in 2012 and $12.0 million in 2011. In 2013, we sold $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. We made payments on long-term borrowings of $8.5 million, $4.5 million and $4.6 million in 2013, 2012 and 2011, respectively. Dividends paid to shareholders amounted to $6.4 million (24 cents per share) in both 2013 and 2012, and $7.5 million (28 cents per share) in 2011. In 2012, we placed $68.6 million of cash in a restricted bank account as collateral for a letter of credit facility we entered into in the U.K., which is described below.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, expiring in May 2017. Commitment fees associated with this financing arrangement are 0.20% of the unutilized balance per year. As of September 30, 2013, there were no borrowings under this agreement; however, there were letters of credit outstanding totaling $23.5 million, which reduce the available line of credit to $176.5 million.

We have a secured letter of credit facility agreement with a bank which expires in March 2014. At September 30, 2013 there were letters of credit outstanding under this agreement of $54.4 million. Of our total restricted cash of $69.4 million at September 30, 2013, $68.9 million of this amount was held on deposit in the U.K. as collateral in support of this Secured Credit Facility.  We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The term of the facility is one year; however we may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit under the Revolving Credit Agreement described above.

As of September 30, 2013, we had letters of credit and bank guarantees outstanding totaling $89.6 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $12.4 million as of September 30, 2013, which primarily guarantee our payment of certain self-insured liabilities.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.9 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2013, no amounts were outstanding under these borrowing arrangements.

Our Revolving Credit Agreement, Secured Credit Facility and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for Cubic to maintain certain interest coverage and leverage ratios and restrictions on Cubic’s and certain of its subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. These agreements also contains customary events of default, including, without limitation: (a) failure by Cubic to pay principal or interest on the Notes when due; (b) failure by Cubic or certain of its subsidiaries to comply with the covenants in the agreements; (c) failure of the representations and warranties made by Cubic or certain of its subsidiaries to be correct in any material respect; (d) cross-defaults with other indebtedness of Cubic or certain of its subsidiaries resulting in the acceleration of the maturity thereof; (e) certain bankruptcy and insolvency events with respect to Cubic or certain of its subsidiaries; (f) failure by Cubic or certain of its subsidiaries to satisfy certain final judgments when due; and (g) a change in control of Cubic, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable.

We intend to obtain financing in the future for the new fare collection system we have built for the Chicago Transit Authority, for which we have incurred capitalized costs totaling $75.5 million prior to receiving payments under the contract. In order to mitigate the risk of changes in interest rates prior to obtaining this financing, we have entered into a forward starting swap to reduce interest rate variability exposure for the projected interest rate cash flows. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information.

The accumulated deficit in other comprehensive loss decreased $17.8 million in 2013 primarily due to a decrease in the recorded liability for our pension plans of $13.5 million (after applicable income taxes) and a net unrealized gain from cash flow hedges of $3.8 million (after applicable income taxes). These adjustments resulted in a balance in accumulated other comprehensive loss of $3.4 million at September 30, 2013 compared to $21.1 million at September 30, 2012.

The net deferred tax asset balance was $27.7 million and $24.0 million at September 30, 2013 and 2012 respectively. The increase in the net deferred tax asset during 2013 was the result of the reduction in the deferred tax liability related to the book and tax basis difference of intangible assets as a result of recording the goodwill impairment. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with net working capital of $477.5 million and a current ratio of 2.9 to 1 at September 30, 2013. We expect that cash on hand, our Revolving Credit Agreement and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to short-term borrowing arrangements we have in New Zealand and Australia, we have a committed five-year credit facility from a group of financial institutions in the U.S., aggregating $200 million. This agreement will expire in May 2017. As of September 30, 2013, $23.5 million of this capacity was used for letters of credit, leaving an additional $176.5 million available.  Our total debt to capital ratio at September 30, 2013 was 15%. In addition, our cash and cash equivalents, including restricted cash, totaled $273.3 million at September 30, 2013 which exceeded our total debt by $170.4 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2013, $177.7 million of the $207.9 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. We also had $69.4 million of restricted cash in the U.K. at September 30, 2013. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following is a schedule of our contractual obligations outstanding as of September 30, 2013:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$102.9	$0.6	$1.1	$1.1	$100.1
Interest payments	32.3	3.5	6.9	6.8	15.1
Operating leases	43.0	12.4	16.8	10.7	3.1
Deferred compensation	10.7	0.9	0.8	0.3	8.7
	$188.9	$17.4	$25.6	$18.9	$127.0

Backlog

September 30,	2013	2012
	(in millions)
Total backlog
Transportation Systems	$1,546.6	$1,663.7
Mission Support Services	626.9	737.0
Defense Systems:
Training systems	459.8	362.0
Secure communications	35.7	47.1
Other	—	21.5
Total Defense Systems	495.5	430.6
Other Operations	—	0.3
Total	$2,669.0	$2,831.6

Funded backlog
Transportation Systems	$1,546.6	$1,663.7
Mission Support Services	221.2	248.1
Defense Systems:
Training systems	459.8	362.0
Secure communications	35.7	47.1
Other	—	21.5
Total Defense Systems	495.5	430.6
Other Operations	—	0.3
Total	$2,263.3	$2,342.7

As reflected in the table above, total backlog decreased $162.6 million and funded backlog decreased $79.4 million from September 30, 2012 to September 30, 2013.  Backlog for CTS and MSS decreased from September 30, 2012 to September 30, 2013 due to sales recognized by these segments in excess of new contracts added. The decrease in MSS backlog was partially offset by the addition of $19.5 million of backlog from the acquisition of NEK, and the decrease in CTS backlog was partially offset by the addition of $7.1 million of backlog from the acquisition of NextBus. The increase in CDS backlog included over $125 million of contracts with customers in the Asia Pacific region signed during 2013. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2013, decreased backlog by approximately $38.0 million compared to September 30, 2012, primarily in our Transportation Systems Segment.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 clarified the intent about the application of existing fair value measurement requirements and added new disclosure requirements related to the unobservable inputs of Level 3 measurements and the redemption frequency of Level 2 measurements that calculate net asset value per share. We adopted ASU  2011-04 in 2012. This adoption had no material impact to our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income (OCI) in the statement of shareholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. This standard became effective for us in 2012 and did not have an effect on our results of operations, financial position, or cash flows as it only required a change in the presentation of OCI in our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Prior to the adoption of ASU 2012-02, entities were required to perform a two-step impairment test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the entity is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Accordingly, we adopted this amendment in fiscal year 2013. This adoption had no impact to our financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly we will adopt this standard in the first quarter of fiscal year 2014. We are currently evaluating the impact of adopting this guidance.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Accordingly, we will adopt this standard in the first quarter of fiscal year 2015. We are currently evaluating the impact of adopting this guidance.

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

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Many of our long-term fixed-price contracts require us to deliver quantities of products over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. For long-term fixed-price contracts requiring substantial development effort we record revenue on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed-price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

Generally, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost method of percentage-of-completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under award and incentive fee contracts, is finally determined.

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

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are considered contract costs; however, for purposes of revenue measurement, general and administrative costs are not considered contract costs for any other customers. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Based upon our history, we believe we have the ability to make reasonable estimates for these items. We have accounting policies and controls in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts, and we continue to monitor and improve such policies, controls, and arrangements. For other information on such policies, controls and arrangements, see our discussion in Item 9A of this Form 10-K.

Products and services provided under long-term, fixed-price contracts represented approximately 75% of our sales for 2013. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2013 net earnings would have increased or decreased by approximately $6.6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Recently, we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2011 to provide system upgrades and long-term services for the Vancouver, B.C. Canada Smart Card and Faregate system. We adopted updated authoritative accounting guidance for multiple element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, revenue is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the cost-to-cost percentage-of-completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Income based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Income based upon a relative-selling-price method.

For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain units of accounting, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases the allocation of arrangement consideration to the up-front deliverables is limited, in some cases to zero, and revenue is reduced, in some cases to zero for the delivery of up-front units of accounting.  In such situations, if the costs associated with the delivered item exceed the amount of allocable arrangement consideration, we defer the direct and incremental costs associated with the delivered item that are in excess of the allocated arrangement consideration as capitalized contract costs. We assess recoverability of these costs by comparing the recorded asset to the deferred revenue in excess of the transaction price allocated to the remaining deliverables in the arrangement. Capitalized contract costs are subsequently recognized in income in a manner that is consistent with revenue recognition pattern for the arrangement as a whole. If no pattern of revenue recognition can be reasonably predicted for the arrangement, the capitalized costs are amortized on a straight-line basis.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $2.8 million in 2013, and increased operating income by approximately $17.5 million in 2012 and $17.0 million in 2011. These adjustments decreased net income by approximately $1.1 million ($0.04 per share) in 2013, and increased net income by approximately $12.0 million ($0.45 per share) in 2012 and $11.5 million ($0.43 per share) in 2011.

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

Revenue under contracts for services other than those with the U.S. government and those associated with long-term development projects is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered into primarily by our CTS segment and to a lesser extent by our CDS segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

Approximately half of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising activities are unallowable and, therefore, not recoverable through sales. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Corporate management and our internal auditors also monitor compliance with our revenue recognition policies and review contract status with segment personnel. Costs incurred and allocated to contracts are reviewed for compliance with U.S. government regulations by our personnel, and many of them are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Revenue Recognition” in Note 1 to the Consolidated Financial Statements.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

We have not recognized any United States tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future and therefore no amounts of undistributed earnings are available for distribution. These undistributed earnings totaled approximately $279.0 million at September 30, 2013. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2013 amortization expense would have increased by approximately $1.9 million.

Valuation of Goodwill

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Any resulting impairment determined would be recorded in the current period.

Goodwill balances by reporting unit are as follows:

September 30,	2013	2012	2011
	(in millions)
Mission Support Services	$94.4	$118.4	$118.4
Defense Systems	22.2	21.0	20.7
Transportation Systems	18.3	7.5	7.3
Total goodwill	$134.9	$146.9	$146.4

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

For the first step of our fiscal 2013 impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used a five year forecast for our Mission Support Services reporting unit and we used three year forecasts for our Transportation Systems and Defense Systems reporting units. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for our Mission Support Services reporting unit, and three years for our Transportation Systems and Defense Systems reporting units. The future cash flows were discounted to present value using a discount rate of 11.5% for our Defense Systems reporting unit, 12.0% for our Mission Support Services reporting unit and 8.0% for our Transportation Systems reporting unit.

Slowed defense spending and margin compression due to competitive pressures on bid rates have impacted operating results and tempered the projected cash flows of our MSS reporting unit, negatively impacting our estimate of its fair value. Step one of the impairment test concluded that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value. For our remaining two reporting units, the estimated fair values were in excess of their carrying values. The fair value of our CTS and CDS reporting units would remain in excess of their respective carrying values even if there were a 10% decrease in their fair value at July 1, 2013.

For our MSS reporting unit, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value, which was determined in the first step of the impairment test, to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded a $50.9 million goodwill impairment in 2013.

After recognition of the goodwill impairment in the carrying value of the goodwill, the fair value of our MSS reporting unit would remain in excess of its carrying value even if there were a 10% decrease in its fair value at July 1, 2013. Unforeseen negative changes in future business or other market conditions for MSS, including further margin compression or loss of business, could cause recorded goodwill to be impaired in the future.  Also, changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of MSS or our other reporting units and could result in a goodwill impairment charge in a future period.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2013 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2013 would increase or decrease net earnings for 2014 by approximately $0.5 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2013, by approximately $8.6 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., Australia and New Zealand which are also tied to short term rates (the U.S. prime rate, the Australia bank bill swap bid rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies which have fixed coupon interest rates. See Note 8 to the Consolidated Financial Statements for more information.

Interest income earned on our short-term investments is affected by changes in the general level of interest rates in the U.S., the U.K., Australia and New Zealand. These income streams are generally not hedged.  Interest expense incurred under the short-term borrowing arrangements is affected by changes in the general level of interest rates in the U.S., Australia and New Zealand. The expense related to these cost streams is usually not hedged since it is either payable within three months and/or immediately callable by the lender at any time. Interest expense incurred under the long-term notes payable is not affected by changes in any interest rate because it is fixed.  However, we may in the future use an interest rate swap to essentially convert this fixed rate into a floating rate for some or all of the long-term debt outstanding.  The purpose of a swap would be to tie the interest expense risk related to these borrowings to the interest income risk on our short-term investments, thereby mitigating our net interest rate risk. We believe that we are not significantly exposed to interest rate risk at this point in time.

We intend to obtain financing in the future in order to finance a transportation contract with a customer for which we have incurred significant costs prior to receiving payments under the contract. In order to mitigate the risk of changes in interest rates prior to obtaining this financing, we have entered into a forward starting swap to reduce interest rate variability exposure for the projected interest rate cash flows. See Note 8 to the Consolidated Financial Statements for more information.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2013	2012	2011
Net sales:
Products	$568,442	$663,287	$600,933
Services	792,281	718,208	694,648
	1,360,723	1,381,495	1,295,581
Costs and expenses:
Products	429,494	451,573	418,279
Services	629,832	594,662	564,062
Selling, general and administrative expenses	164,876	163,688	159,791
Restructuring costs	8,139	—	—
Impairment of goodwill	50,865	—	—
Research and development	24,445	28,722	25,260
Amortization of purchased intangibles	16,680	14,828	14,681
	1,324,331	1,253,473	1,182,073

Operating income	36,392	128,022	113,508

Other income (expenses):
Interest and dividend income	1,576	2,994	2,568
Interest expense	(3,415)	(1,550)	(1,461)
Other income (expense), net	(367)	821	1,662

Income before income taxes	34,186	130,287	116,277

Income taxes	14,205	38,183	32,373

Net income	19,981	92,104	83,904

Less noncontrolling interest in income of VIE	183	204	310

Net income attributable to Cubic	$19,798	$91,900	$83,594

Net income per share attributable to Cubic:
Basic	$0.74	$3.44	$3.13
Diluted	0.74	3.44	3.13

Weighted average shares used in per share calculations:
Basic	26,736	26,736	26,736
Diluted	26,760	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2013	2012	2011
Net income	$19,981	$92,104	$83,904
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	13,501	(5,585)	(3,285)
Foreign currency translation	494	10,688	(1,250)
Net unrealized gain (loss) from cash flow hedges, net of tax	3,777	242	(5,618)
Net unrealized loss on available-for-sale securities, net of tax	(2)	—	—
Total other comprehensive income (loss)	17,770	5,345	(10,153)
Total comprehensive income	$37,751	$97,449	$73,751

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$203,892	$212,267
Restricted cash	69,381	68,749
Marketable securities	4,055	—
Accounts receivable:
Trade and other receivables	17,976	17,543
Long-term contracts	358,825	333,617
Allowance for doubtful accounts	(658)	(463)
	376,143	350,697

Recoverable income taxes	7,885	7,083
Inventories	54,400	52,366
Deferred income taxes	8,354	7,587
Prepaid expenses and other current assets	10,284	13,977
Total current assets	734,394	712,726

Long-term contract receivables	19,249	22,070
Long-term capitalized contract costs	75,520	26,875
Property, plant and equipment, net	56,305	55,327
Deferred income taxes	19,322	16,364
Goodwill	134,851	146,933
Purchased intangibles, net	57,542	39,374
Miscellaneous other assets	9,772	6,648

Total assets	$1,106,955	$1,026,317

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$39,016	$47,917
Customer advances	103,187	100,764
Accrued compensation	43,394	52,680
Other current liabilities	62,693	55,988
Income taxes payable	8,076	20,733
Current maturities of long-term debt	557	4,561
Total current liabilities	256,923	282,643

Long-term debt	102,363	6,942
Accrued pension liability	20,785	46,382
Deferred compensation	9,792	8,619
Income taxes payable	6,769	4,862
Other non-current liabilities	5,396	6,527

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
2013 and 2012—Issued 35,682 shares, outstanding—26,736 shares	15,825	12,574
Retained earnings	728,424	715,043
Accumulated other comprehensive loss	(3,378)	(21,148)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	704,793	670,391
Noncontrolling interest in variable interest entity	134	(49)
Total shareholders’ equity	704,927	670,342

Total liabilities and shareholders’ equity	$1,106,955	$1,026,317

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2013	2012	2011
Operating Activities:
Net income	$19,981	$92,104	$83,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,359	22,857	22,341
Stock-based compensation expense	3,251	—	—
Inventory write-down	2,760	—	—
Impairment of goodwill	50,865	—	—
Deferred income taxes	(7,508)	(1,486)	2,512
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,588)	(118,164)	3,566
Inventories	(4,219)	(13,636)	2,442
Prepaid expenses and other current assets	3,485	7,574	5,122
Long-term capitalized contract costs	(48,645)	(26,875)	—
Accounts payable and other current liabilities	(27,587)	8,525	(1,547)
Customer advances	3,006	(37,999)	37,143
Income taxes	(19,027)	11,929	(23,713)
Other items, net	(409)	494	(2,676)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,276)	(54,677)	129,094

Investing Activities:
Acquisition of businesses, net of cash acquired	(63,691)	—	(126,825)
Purchases of marketable securities	(4,050)	—	—
Proceeds from sales or maturities of short-term investments	—	25,829	58,252
Purchases of property, plant and equipment	(9,052)	(14,226)	(8,728)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(76,793)	11,603	(77,301)

Financing Activities:
Proceeds from short term borrowings	70,000	—	—
Principal payments on short term borrowings	(70,000)	—	—
Proceeds from long term borrowings	100,000	—	—
Principal payments on long-term borrowings	(8,543)	(4,549)	(4,555)
Contingent consideration payments related to acquisitions of businesses	(7,842)	—	—
Net change in restricted cash	(158)	(68,584)	—
Dividends paid to shareholders	(6,417)	(6,417)	(7,486)
Purchases of treasury stock	—	—	(4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,040	(79,550)	(12,045)

Effect of exchange rates on cash	4,654	5,743	(6,034)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,375)	(116,881)	33,714

Cash and cash equivalents at the beginning of the year	212,267	329,148	295,434

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$203,892	$212,267	$329,148

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire NEK, net	$4,490	$—	$—

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
(in thousands except	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
per share amounts)	Stock	Earnings	Income (Loss)	Stock	VIE	Outstanding

October 1, 2010	$12,574	$553,452	$(16,340)	$(36,074)	$(563)	26,736
Net income	—	83,594	—	—	310	—
Comprehensive loss, net of tax	—	—	(10,153)	—	—	—
Purchase of treasury stock	—	—	—	(4)	—	—
Cash dividends paid — $.28 per share of common stock	—	(7,486)	—	—	—	—

September 30, 2011	12,574	629,560	(26,493)	(36,078)	(253)	26,736

Net income	—	91,900	—	—	204	—
Comprehensive income, net of tax	—	—	5,345	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2012	12,574	715,043	(21,148)	(36,078)	(49)	26,736

Net income	—	19,798	—	—	183	—
Comprehensive income, net of tax	—	—	17,770	—	—	—
Stock-based compensation	3,251	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2013	$15,825	$728,424	$(3,378)	$(36,078)	$134	26,736

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business:  We design, develop and manufacture products which are mainly electronic in nature such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. Our principal lines of business are transportation fare collection systems and services, defense services, and defense systems. Our principal customers for defense products and services are the United States and foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide.

Principles of Consolidation:  The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries and its 50% owned variable interest entity, Transaction Systems Limited (TranSys). We consolidate variable interest entities (VIE) when we determine that Cubic is the primary beneficiary of the VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation: Our reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statements of Income are translated at the average exchange rates in effect during the applicable periods. The resulting unrealized cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Income as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). Total transaction gains (losses), which are related primarily to advances to foreign subsidiaries amounted to $(2.1) million, $1.1 million and $0.1 million in 2013, 2012 and 2011, respectively.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated loss contingencies, estimated self-insurance liabilities, estimated discounted cash flows of our reporting units and of our intangible assets used for goodwill impairment testing, estimated discounted cash flows used for valuation of intangible assets in business combinations, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

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

Restricted Cash: Restricted cash represents cash that is restricted as to withdrawal usage for legal or contractual reasons. Restricted cash is classified either as current or non-current, depending upon the date of its availability.

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

Marketable Securities: Marketable securities consist of exchange traded funds whose underlying assets consist of highly liquid debt instruments with short-term maturities. Marketable securities are classified and accounted for as available-for-sale.  These investments are recorded at fair value in the accompanying Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

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

Inventories:  We state our inventories at the lower of cost or market. We determine cost using the first-in, first-out (FIFO) method, which approximates current replacement cost. We value our work in process at the actual production and engineering costs incurred to date, including applicable overhead. For contracts with the U.S. government our work in process also includes general and administrative costs. Any inventoried costs in excess of estimated realizable value are immediately charged to cost of sales. Where contracts include advances, performance-based payments and progress payments, we reflect the advances as an offset against any related inventory balances. We include qualifying contract costs allocable to units-of-delivery contracts as inventory.  We also receive performance-based payments and progress payments associated with certain of these contracts based on the billing terms in the underlying contracts.  Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments.  Contract advances, performance-based payments and progress payments received are recorded as an offset against the related inventory balances for contracts that that are accounted for on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. This determination is performed on a contract by contract basis. Any amount of payments received in excess of the cumulative amount of accounts receivable and inventoried costs for a contract is classified as advanced payments, which is classified as a liability on the balance sheet.

Long-term capitalized contract costs:  Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

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

Goodwill and Purchased Intangibles:  We evaluate goodwill for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The test is performed by comparing the fair value of each of our reporting units, which are consistent with our operating segments, to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we measure impairment by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets. See Note 7 for a discussion of the impairment of our goodwill in 2013.

Impairment of Long-Lived Assets:  We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets.  We have not recorded any material impairment of long-lived assets for the years ended September 30, 2013, 2012 and 2011.

Recognizing assets acquired and liabilities assumed in a business combination:  Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including income approaches such as present value techniques or cost approaches such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets, and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

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

Comprehensive Income:  Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, net of tax, unrealized gains and losses on available-for-sale securities, net of tax and pension liability adjustments, net of tax is included in our Consolidated Statement of Comprehensive Income as accumulated other comprehensive loss.

Revenue Recognition:  We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We also generate revenue from services we provide such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

We recognize sales and profits under our long-term fixed-price contracts which require a significant amount of development effort in relation to total contract value using the cost-to-cost percentage-of-completion method of accounting. We record sales and profits based on the ratio of contract costs incurred to estimated total contract costs at completion. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are included in contract costs; however, for purposes of revenue measurement, general and administrative costs are not considered contract costs for any other customers. Costs are recognized as incurred for contracts accounted for under the cost-to-cost percentage-of-completion method.

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

We adopted authoritative accounting guidance for multiple-element arrangements effective October 1, 2009 on a prospective basis. This guidance affected the accounting conclusion as to whether a deliverable under a contract is considered a separate unit of accounting, and also affected the method that is used to allocate arrangement consideration to each separate unit of accounting. The new guidance eliminates the requirement for objective and reliable evidence of fair value to exist for the undelivered items in order for a delivered item to be treated as a separate unit of accounting. The new guidance also requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative-selling-price method and eliminates the use of the residual method of allocation. Under the relative-selling-price method, the selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures.

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

For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain units of accounting, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases the allocation of arrangement consideration to the up-front deliverables is limited, in some cases to zero, and revenue is reduced, in some cases to zero for the delivery of up-front units of accounting.  In such situations, if the costs associated with the delivered item exceed the amount of allocable arrangement consideration, we defer the direct and incremental costs associated with the delivered item that are in excess of the allocated arrangement consideration as capitalized contract costs. We assess recoverability of these costs by comparing the recorded asset to the deferred revenue in excess of the transaction price allocated to the remaining deliverables in the arrangement. Capitalized contract costs are subsequently recognized in income in a manner that is consistent with revenue recognition pattern for the arrangement as a whole. If no pattern of revenue recognition can be reasonably predicted for the arrangement, the capitalized costs are amortized on a straight-line basis.

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

Research and Development: We record the cost of company sponsored research and development (R&D) activities as the expenses are incurred. The cost of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

Stock-Based Compensation: Restricted stock units awards (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date if vesting occurs. RSUs granted to date have either time-based vesting or performance-based vesting. Compensation expense for all restricted stock unit awards is measured at fair value at the grant date and recognized based upon the number of RSUs that ultimately vest. We determine the fair value of RSUs based on the closing market price of our common stock on the grant date. The grant date of the performance-based RSUs takes place when the grant is authorized and the specific achievement goals are communicated.

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

Net Income Per Share: Basic net income per share (EPS) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Year Ended September 30,
	2013	2012	2011
Net income attributable to Cubic	$19,798	$91,900	$83,594

Weighted average shares - basic	26,736	26,736	26,736
Effect of dilutive securities	24	—	—
Weighted average shares - diluted	26,760	26,736	26,736

Net income per share attributable to Cubic, basic	$0.74	$3.44	$3.13
Effect of dilutive securities	—	—	—
Net income per share attributable to Cubic, diluted	$0.74	$3.44	$3.13

Anti-dilutive employee share-based awards	—	—	—

Recent Accounting Pronouncements:  In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 clarified the intent about the application of existing fair value measurement requirements and added new disclosure requirements related to the unobservable inputs of Level 3 measurements and the redemption frequency of Level 2 measurements that calculate net asset value per share. We adopted ASU  2011-04 in 2012. This adoption had no material impact to our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which eliminates the option to present other comprehensive income (OCI) in the statement of shareholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. This standard became effective for us in 2012 and did not have an effect on our results of operations, financial position, or cash flows as it only required a change in the presentation of OCI in our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Prior to the adoption of ASU 2012-02, entities were required to perform a two-step impairment test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the entity is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Accordingly, we adopted this amendment in fiscal year 2013. This adoption had no impact to our financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly we will adopt this standard in the first quarter of fiscal year 2014. We are currently evaluating the impact of adopting this guidance.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, we will adopt this standard in the first quarter of fiscal year 2015. We are currently evaluating the impact of adopting this guidance.

NOTE 2—ACQUISITIONS

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado. This acquisition has expanded the scope of services and customer base of our Mission Support Services (MSS) segment. In connection with the acquisition, we hired more than 200 employees of the Seller’s Special Operations Forces training business. This transaction has been accounted for as a business combination. The results of the acquired operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $31.6 million and $0.5 million, respectively. NEK’s net loss after tax excludes any allocation of the goodwill impairment described in Note 7 that is recognized at the reporting unit level. Included in our operating results are $0.6 million in transaction related costs incurred during the year ended September 30, 2013 related to the NEK acquisition.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. Through September 30, 2013 we have paid the Seller cash consideration of $48.1 million from our existing cash resources and we have recorded a current liability of approximately $4.5 million at September 30, 2013 as an estimate of additional cash consideration that is due to the Seller. The timing of the payment of $1.0 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $3.5 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of our payment to the Seller of any amounts less than the maximum possible additional cash consideration of $3.5 million is remote. As such, we have estimated that the fair value of the additional cash consideration at September 30, 2013 approximates the maximum possible contingent payments to the Seller of $3.5 million. There has been no change in the estimated fair value of the total estimated contingent payments to be made to the Seller since the date of the acquisition.

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

The estimated fair value of the accounts receivable is preliminary and will be finalized as further information is received from the Seller and a customer regarding the billed amounts.

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach. The trade names valuation used the relief from royalty approach. The customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach. The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of four years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NEK and our MSS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our MSS segment and is expected to be deductible for tax purposes.

NextBus

On January 24, 2013, Cubic acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. (Webtech). NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our Cubic Transportation Systems (CTS) segment. This transaction has been accounted for as a business combination. The results of the acquired NextBus operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $7.8 million and $0.4 million, respectively. Included in the NextBus operating results are $0.2 million in transaction related costs incurred during the year ended September 30, 2013.

We paid the seller cash of $20.2 million for NextBus from our existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$8.8
Accounts receivable, net	2.2
Backlog	1.7
Acquired technology	1.3
Corporate trade names	1.0
Accounts payable and accrued expenses	(1.1)
Deferred tax liabilities, net	(3.3)
Other net liabilities assumed	(1.2)
Net identifiable assets acquired	9.4
Goodwill	10.8
Net assets acquired	$20.2

The net deferred tax liabilities were primarily recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense. The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach. The customer relationships and backlog valuations used the excess earnings approach. The trade names and technology valuations used the relief from royalty approach.

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

AIS

On July 1, 2013 we acquired certain assets of Advanced Interactive Systems (AIS) and all of the capital stock of its foreign subsidiaries through a bankruptcy auction. AIS is a supplier of live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces worldwide.  The results of the acquired AIS operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of AIS’ sales and net income after taxes included in our Consolidated Statement of Income were $2.0 million and $0.1 million, respectively.

We paid cash of $2.0 million from our existing cash resources, net of cash acquired, for the assets of AIS. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$1.4
Technology	0.9
Backlog	0.6
Other net assets acquired	(1.5)
Net identifiable assets acquired	1.4
Goodwill	0.6
Net assets acquired	$2.0

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of liabilities for potential claims from customers and the fair value of receivables are preliminary estimates pending the finalization of our valuation analyses. These values will be finalized as further information is received from the customers. The amount recorded as goodwill is allocated to our CDS segment and is not expected to be deductible for tax purposes.

PSMC

On July 1, 2013 we acquired certain assets of PS Management Consultants Pty Ltd. (PSMC). PSMC is a specialist project management and engineering enterprise, based in Canberra, Australia. The results of the acquired PSMC operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of PSMC’s sales and net income after taxes included in our Consolidated Statement of Income were $1.7 million and $0.1 million, respectively.

We paid cash of $1.3 million from our existing cash resources to acquire PSMC. The following table summarizes the estimated fair values of the assets acquired at the acquisition date (in millions):

Customer relationships	$0.6
Backlog	0.1
Net identifiable assets acquired	0.7
Goodwill	0.6
Net assets acquired	$1.3

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of PSMC and our CDS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CDS segment and is not expected to be deductible for tax purposes.

Abraxas

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2011 (in millions):

	Years Ended
	September 30,
	2013	2012
Net sales	$1,385.5	$1,445.4
Net income attributable to Cubic	20.9	93.7

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

Subsequent event

On November 26, 2013, we acquired all of the outstanding capital stock of Intelligent Transport Management Solutions Limited (ITMS), a wholly owned U.K. subsidiary of Serco Limited.  ITMS is a provider of traffic management systems technology, traffic and road enforcement and the maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure.  ITMS will be included within our CTS segment.  The total estimated acquisition-date fair value of consideration transferred for ITMS was approximately $70 million.

We expect to complete the preliminary determination of the fair value of acquired assets and liabilities as well as the acquired goodwill of ITMS during the first quarter of 2014.

NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of cash equivalents and short term investments approximates their cost. The fair value of our available for sale marketable securities is determined based on quoted market prices for identical securities. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, the company uses the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decreases is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $3.5 million is remote, and we have estimated that the contingent consideration amounts will be due within twelve months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $3.5 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and September 30, 2013 other than for payments of amounts to the Seller; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2013				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$125,512	$—	$—	$125,512	$171,300	$—	$171,300
Marketable securities	4,055	—	—	4,055	—	—	—
Current derivative assets	—	1,597	—	1,597	—	3,779	3,779
Noncurrent derivative assets	—	6,096	—	6,096	—	3,713	3,713
Total assets measured at fair value	129,567	7,693	—	137,260	171,300	7,492	178,792
Liabilities
Current derivative liabilities	—	2,360	—	2,360	—	6,839	6,839
Noncurrent derivative liabilities	—	5,366	—	5,366	—	6,498	6,498
Contingent consideration to seller of NEK	—	—	3,485	3,485	—	—	—
Total liabilities measured at fair value	$—	$7,726	$3,485	$11,211	$—	$13,337	$13,337

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

September 30,	2013	2012

Fair value	$95.8	$12.5
Carrying value	102.9	11.5

Due to the impairment of goodwill for MSS reporting unit, the goodwill for MSS was measured at its estimated fair value at July 1, 2013. We estimated the fair value of the goodwill primarily based on the discounted projected cash flows of the underlying MSS operations, a Level 3 fair value measurement technique. See Note 7 for a further discussion of the goodwill impairment. We did not have any significant non-financial assets or liabilities measured at fair value on a non recurring basis except for the MSS goodwill.

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2013	2012

U.S. Government Contracts:
Amounts billed	$51,529	$42,852
Recoverable costs and accrued profits on progress completed—not billed	60,435	77,750
	111,964	120,602
Commercial Customers:
Amounts billed	47,454	48,280
Recoverable costs and accrued profits on progress completed—not billed	218,656	186,805
	266,110	235,085
	378,074	355,687
Less unbilled amounts not currently due—commercial customers	(19,249)	(22,070)
	$358,825	$333,617

In 2013, we determined that $5.5 million of billed accounts receivable and $18.0 million of recoverable costs and accrued profits on progress completed—not billed related to one contract were inappropriately classified as accounts receivable from U.S. government contracts rather than from commercial customers. The 2012 amounts have been reclassified in the current year presentation.

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts.  It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2014. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2013 under transportation systems contracts in the U.S., Australia and the U.K.

NOTE 5—INVENTORIES

Significant components of inventories are as follows (in thousands):

September 30,	2013	2012

Work in process and inventoried costs under long-term contracts	$75,572	$78,796
Materials and purchased parts	693	858
Customer advances	(21,865)	(27,288)
	$54,400	$52,366

At September 30, 2013, work in process and inventoried costs under long-term contracts includes approximately $5.8 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.9 million as of September 30, 2012. We believe it is probable that we will recover the costs inventoried at September 30, 2013, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2013 and 2012 were $5.0 million and $4.7 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2013	2012

Land and land improvements	$15,996	$16,045
Buildings and improvements	45,854	44,376
Machinery and other equipment	95,898	94,113
Leasehold improvements	9,714	8,688
Accumulated depreciation and amortization	(111,157)	(107,895)
	$56,305	$55,327

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $8.7 million, $8.0 million and $7.7 million in 2013, 2012 and 2011, respectively. Generally, we use straight-line methods for real property over estimated useful lives ranging from 15 to 39 years or the term of the underlying lease for leasehold improvements.  We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over estimated useful lives ranging from 5 to 10 years.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2013 are as follows (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total

Balances at October 1, 2011	$7,269	$20,653	$118,433	$146,355
Foreign currency exchange rate changes	248	330	—	578
Balances at September 30, 2012	7,517	20,983	118,433	146,933
Acquisitions (see Note 2)	10,837	1,223	26,782	38,842
Impairment of goodwill	—	—	(50,865)	(50,865)
Foreign currency exchange rate changes	(53)	(6)	—	(59)
Balances at September 30, 2013	$18,301	$22,200	$94,350	$134,851

We completed our annual goodwill impairment test as of July 1, 2013. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations. Slowed defense spending and margin compression due to competitive pressures on bid rates have impacted operating results and tempered the projected cash flows of our MSS reporting unit, negatively impacting our estimate of its fair value. Step one of the impairment test concluded that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value. For our remaining two reporting units, the estimated fair values were in excess of their carrying values.

For our MSS reporting unit, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded a $50.9 million goodwill impairment in 2013.

Purchased Intangible Assets:  The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$97,424	$(54,712)	$42,712	$71,145	$(40,785)	$30,360
Other purchased intangibles	22,915	(8,085)	14,830	14,560	(5,546)	9,014
Total	$120,339	$(62,797)	$57,542	$85,705	$(46,331)	$39,374

Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets, over a weighted average period of 6 years.  Total amortization expense for 2013, 2012 and 2011 was $16.7 million, $14.8 million and $14.7 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2013, for each of the next five years and thereafter (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
2014	$3,247	$1,869	$10,420	$15,536
2015	2,961	1,239	7,690	11,890
2016	2,775	783	4,714	8,272
2017	2,675	253	2,452	5,380
2018	2,570	44	1,775	4,389
Thereafter	5,765	—	6,310	12,075
	$19,993	$4,188	$33,361	$57,542

NOTE 8—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2013	2012

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$—
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	—
Unsecured notes payable to a group of insurance companies	—	8,000
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	2,920	3,503
	102,920	11,503
Less current portion	(557)	(4,561)
	$102,363	$6,942

Maturities of long-term debt for each of the five years in the period ending September 30, 2018, are as follows: 2014 — $0.6 million; 2015 — $0.6 million; 2016 — $0.6 million; 2017 — $0.6 million; 2018 — $0.5 million.

Interest paid amounted to $3.7 million, $7.4 million and $1.1 million in 2013, 2012 and 2011, respectively. Interest paid in 2013 included a final payment of $0.6 million of interest in connection with our payment to the U.S. District Court in April 2012 for an arbitration award with the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran. $5.9 million was paid in 2012 (See Note 15 for further information).

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we agreed to issue $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Notes with an aggregate principal amount of $50.0 million were issued on March 12, 2013 and notes with the remaining aggregate principal amount of $50.0 million were issued on April 23, 2013. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance. The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders.  As of September 30, 2013 this agreement does not restrict such distributions to shareholders.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2013, there were no borrowings under this agreement; however, there were letters of credit outstanding totaling $23.5 million, which reduce the available line of credit to $176.5 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which expires in March 2014. At September 30, 2013 there were letters of credit outstanding under this agreement of $54.4 million. Of our total restricted cash of $69.4 million at September 30, 2013, $68.9 million of this amount was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility.  We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. The term of the facility is one year; however we may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of September 30, 2013, we had letters of credit and bank guarantees outstanding totaling $89.6 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $12.4 million as of September 30, 2013, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.9 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2013, no amounts were outstanding under these borrowing arrangements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.5 million and $8.7 million as of September 30, 2013, and 2012 respectively.

NOTE 9—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2027. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.2 million in 2013, $0.4 million in 2012 and $0.6 million in 2011) for all operating leases amounted to $12.6 million, $10.2 million and $9.1 million in 2013, 2012 and 2011 respectively.

Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter,  as of September 30, 2013 (in thousands):

2014	$12,405
2015	9,710
2016	7,102
2017	4,870
2018	5,831
Thereafter	3,057
$42,975

NOTE 10—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2013	2012	2011
	(in thousands)
Current:
Federal	$10,177	$15,190	$(999)
State	2,437	1,927	810
Foreign	16,688	18,972	22,740
Total current	29,302	36,089	22,551

Deferred:
Federal	(14,182)	331	9,356
State	(2,720)	328	299
Foreign	1,805	1,435	167
Total deferred provision	(15,097)	2,094	9,822
Total income tax expense	$14,205	$38,183	$32,373

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2013	2012
	(in thousands)

Deferred tax assets:
Accrued employee benefits	$11,642	$12,490
Long-term contracts and inventory valuation reductions	14,152	8,343
Allowances for loss contingencies	5,441	6,242
Deferred compensation	4,346	3,756
Property, plant and equipment	1,127	726
Intangible assets	477	—
Retirement benefits	5,678	14,549
State research and development credit carryforward	4,839	3,882
Net operating losses	18,452	10,909
Foreign currency mark-to-market	302	2,192
Other	1,746	313
Subtotal	68,202	63,402
Valuation allowance	(8,614)	(4,205)
Deferred tax assets	59,588	59,197

Deferred tax liabilities:
Intangible assets	—	8,608
Deferred revenue	28,865	25,277
State taxes	995	269
Foreign currency mark-to-market	290	146
Other	1,762	946
Deferred tax liabilities	31,912	35,246
Net deferred tax asset	$27,676	$23,951

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse. Certain items within the 2012 presentation of the components of deferred tax assets and liabilities have been reclassified to conform to the current year presentation.  The reclassifications primarily relate to $3.3 million of accrued pension costs reclassified from accrued employee benefits to retirements benefits and $0.7 million of reserves reclassified from long-term contracts and inventory valuation reductions to allowances for loss contingencies.

As of September 30, 2013, we had $59.7 million of foreign operating loss carryforwards and $10.9 million of unused state tax credits that are not subject to expiration.

We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of September 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance is required. With respect to Australia, a significant negative factor in our assessment at September 30, 2013 was the determination that our Australian operations had a three-year historical cumulative loss as of the end of the year. After considering our recent history of losses and future sources of taxable income in the near-term, we recorded a valuation allowance on our net deferred tax assets related to Australia, with a corresponding charge to our income tax provision, of approximately $3.9 million in the quarter ended September 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2013	2012	2011
	(in thousands)

Tax at U.S. statutory rate	$11,965	$45,601	$40,697
State income taxes, net of federal tax effect	120	1,364	1,297
Nondeductible expenses	1,609	286	893
Change in reserve accrued for tax contingencies	44	(2,909)	1,504
Impact of goodwill impairment loss	10,046	—	—
Change in valuation allowance	3,857	—	—
Tax effect from foreign earnings repatriation	—	2,773	—
Foreign earnings taxed at less than statutory rate	(6,392)	(7,153)	(6,415)
R&D credits generated in the current year	(3,202)	(906)	(2,696)
Reinstatement of federal research and development credit	(1,937)	—	(1,406)
Manufacturing deduction	(1,333)	(630)	(1,476)
Other	(572)	(243)	(25)
	$14,205	$38,183	$32,373

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business.  As of September 30, 2013, the fiscal tax years open under the statute of limitations in significant jurisdictions include 2009-2013 in the U.K., 2008-2013 in New Zealand and 2010-2013 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to and including fiscal year 2010. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments as set forth below. The net changes in the liability were as follows:

Years ended September 30,	2013	2012
	(in thousands)

Balance at October 1	$8,267	$10,715
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(240)	(1,227)
Settlements with taxing authorities	(2,332)	(1,257)
Other	824	(585)
Tax positions related to the current year	934	409
Currency translation adjustment	(40)	212
Balance at September 30	$7,413	$8,267

At September 30, 2013, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate was $5.1 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $2.8 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The amount of net interest and penalties recognized as a component of income tax expense during 2013, 2012 and 2011 was not material.  Interest and penalties accrued at September 30, 2013 and 2012 amounted to $1.6 million and $3.1 million, respectively, bringing the total liability for uncertain tax issues to $9.0 million and $11.3 million, respectively, as of September 30, 2013 and 2012.

Cash amounts paid for income taxes, net of refunds received, were $42.1 million, $25.4 million and $42.1 million in 2013, 2012 and 2011, respectively.

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2013	2012	2011
	(in thousands)
United States	$(26,631)	$38,428	$33,955
Foreign	60,817	91,859	82,322
Total	$34,186	$130,287	$116,277

Undistributed earnings of all our foreign subsidiaries amounted to approximately $279.0 million at September 30, 2013. We consider those earnings to be indefinitely reinvested and, accordingly, we have not provided for U.S. federal and state income taxes thereon and have determined that no amounts of undistributed earnings are available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2013 and 2012 (in thousands):

	Notional Principal
September 30,	2013	2012

Instruments designated as accounting hedges:
Foreign currency forwards	$361,337	$382,500
Forward starting swap	58,415	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	$2,697	$5,945

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the years ended September 30, 2013 and 2012. Although the table above reflects the notional principal amounts of the Company’s forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of September 30, 2013 or 2012.

The table below presents the fair value of the Company’s derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2013 and 2012 (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2013	September 30, 2012
Asset derivatives:
Foreign currency forwards	Other current assets	$1,597	$3,779
Foreign currency forwards	Other noncurrent assets	4,957	3,713
Forward starting swap	Other noncurrent assets	1,139	—
		$7,693	$7,492
Liability derivatives:
Foreign currency forwards	Other current liabilities	$2,360	$6,839
Foreign currency forwards	Other noncurrent liabilities	5,366	6,407
Forward starting swap	Other noncurrent liabilities	—	91
Total		$7,726	$13,337

The tables below present gains and losses recognized in OCI for the years ended September 30, 2013, 2012, and 2011 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Year Ended
	September 30, 2013		September 30, 2012		September 30, 2011
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$4,581	$(1,231)	$463	$(6,860)	$(8,643)	$(1,663)
Forward starting swap	1,230	—	$(91)	—	$—	—
	$5,811	$(1,231)	$372	$(6,860)	$(8,643)	$(1,663)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2013, 2012, or 2011. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.5 million, net of income taxes.

Forward starting swap

In connection with a transportation systems contract that we entered in December 2011, we have incurred significant costs to develop the customer’s fare collection system before we begin receiving payments under the contract. In order to finance certain of these costs, we had planned to issue approximately $83 million of 10-year fixed rate debt on or about January 1, 2014. We still plan to issue the debt, but we have recently revised our estimated date of issuance to March 31, 2014. Due to concern that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 would change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability, in July 2012 we entered a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows. The forward-starting swap has a notional amount of $58.4 million, a termination date of January 1, 2014 and a pay 1.698% fixed rate, receive 3-month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates 2 days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 was designed to match the tenor of the planned debt issuance.

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

NOTE 12—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plans

Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years, or until periods after their respective retirements.  Our deferred compensation plans specify that we accrue interest on deferred compensation at the Prompt Payment Act interest rate as determined by the U.S. Department of the Treasury, until such time as it is paid in full. For the year ended September 30, 2013, the average interest rate used to accrue interest on our deferred compensation was 1.4%.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require the company to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. In 2013, 2012 and 2011, more than half of our contributions to these plans were discretionary contributions. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, the company matches a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $19.7 million, $18.6 million and $18.4 million in 2013, 2012 and 2011, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (curtailment). The effect of the U.S. plan curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the European plan curtailment is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. During 2013, the European plan was amended to reduce the amount of participant compensation used in computing the pension liability for certain participants. We recognized a $1.2 million decrease in our benefit obligation as a result of this plan amendment.  U.S. and European employees hired subsequent to the dates of the curtailment of the respective plans are not eligible for participation in the defined benefit plans.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2013, we expect to make contributions of approximately $3.6 million in 2014. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2013 and expected to be recognized in net pension cost during fiscal 2014 is a loss of $0.8 million ($0.6 million net of income tax). No plan assets are expected to be returned to us in 2013.

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows (in thousands):

September 30,	2013	2012

Projected benefit obligation	$209,118	$215,706
Accumulated benefit obligation	202,916	209,135
Fair value of plan assets	188,337	169,323

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2013	2012
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$215,706	$185,485
Service cost	532	508
Interest cost	8,867	9,565
Actuarial loss (gain)	(5,726)	22,761
Plan amendments	(1,178)	57
Gross benefits paid	(8,576)	(5,928)
Foreign currency exchange rate changes	(507)	3,258
Net benefit obligation at the end of the year	209,118	215,706

Change in plan assets:
Fair value of plan assets at the beginning of the year	169,323	144,319
Actual return on plan assets	24,707	24,769
Employer contributions	3,915	4,354
Gross benefits paid	(8,576)	(5,928)
Administrative expenses	(843)	(657)
Foreign currency exchange rate changes	(189)	2,466
Fair value of plan assets at the end of the year	188,337	169,323

Unfunded status of the plans	(20,781)	(46,383)
Unrecognized net actuarial loss	31,657	52,911
Net amount recognized	$10,876	$6,528

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(31,657)	$(52,911)
Deferred tax asset	9,292	17,440
Accumulated other comprehensive loss	$(22,365)	$(35,471)

The components of net periodic pension cost (benefit) were as follows (in thousands):

Years ended September 30,	2013	2012	2011
Service cost	$532	$508	$550
Interest cost	8,867	9,565	9,387
Expected return on plan assets	(11,605)	(10,091)	(9,979)
Amortization of actuarial loss	1,798	1,593	985
Administrative expenses	76	82	85
Net pension cost (benefit)	$(332)	$1,657	$1,028

Years ended September 30,	2013	2012	2011
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	4.8%	4.3%	5.2%
Rate of compensation increase	4.4%	3.8%	4.3%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	4.3%	5.2%	5.2%
Expected return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	3.8%	4.3%	4.3%

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

The target ranges for each major category of the plans’ assets at September 30, 2013 are as follows:

Asset Category	Allocation Range
Equity securities	40% to 75%
Debt securities	25% to 60%
Real estate and cash	0% to 10%

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 3 for a description of each level within the fair value hierarchy.  During 2013 our plans invested in a diversified growth fund that holds underlying investments in equities, fixed-income securities, commodities, and real estate.

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

	September 30, 2013				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,361	$475	$—	$2,836	$—	$2,113	$—	$2,113
Equity:
U.S. equity securities	—	54,870	—	54,870	—	47,998	—	47,998
U.K. equity securities	—	20,983	—	20,983	—	37,059	—	37,059
Other foreign equity securities	—	26,586	—	26,586	—	28,460	—	28,460
Fixed Income:
U.S. fixed-income funds	—	33,849	—	33,849	—	37,585	—	37,585
U.K. fixed-income funds	—	12,804	—	12,804	—	10,494	—	10,494
Diversified growth fund	—	30,146		30,146	—	—		—
Real Estate	—	—	6,263	6,263	—	—	5,614	5,614
Total	$2,361	$179,713	$6,263	$188,337	$—	$163,709	$5,614	$169,323

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Real Estate
Balance as of October 1, 2011	$5,026
Realized and unrealized gains, net	647
Purchases, sales and settlements, net	(59)
Balance as of September 30, 2012	5,614
Realized and unrealized gains, net	712
Purchases, sales and settlements, net	(63)
Balance as of September 30, 2013	$6,263

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2013 and 2012.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2014	$7,391
2015	7,825
2016	8,256
2017	8,696
2018	9,577
2019-2023	56,540

NOTE 13—STOCKHOLDERS’ EQUITY

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors approved a long-term equity incentive award program and awarded 264,549 RSUs with time-based vesting and 161,962 RSUs with performance-based vesting to certain officers, directors and management. Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

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

Through September 30, 2013, Cubic has granted 426,511 restricted stock units of which none have vested as of September 30, 2013. The restricted stock units have a weighted-average grant date fair value of $43.76 per share, which represents the fair market value of one share of our common stock at the grant date. At September 30, 2013, the total number of RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 243,039.

The following table summarizes our RSU activity for 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at October 1, 2012	—	—
Granted	426,511	$43.76
Vested	—	—
Forfeited	5,142	43.76
Unvested at September 30, 2013	421,369	$43.76

As of September 30, 2013, approximately 4,038,000 shares remained available for future grants under our long term equity incentive plan. On October 1, 2013, 69,994 restricted stock units vested.

NOTE 14   — STOCK BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards of $3.3 million for the year ended September 30, 2013, which was comprised of the following (in thousands):

Cost of sales	$226
Selling, general and administrative	3,025
$3,251

As of September 30, 2013, there was $15.4 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $10.6 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2013. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

NOTE 15—LEGAL MATTERS

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

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has plead guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In the quarter ended March 31, 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through September 30, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

In October 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract, violation of the Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act.  The Plaintiff claims he was wrongly charged (i) multiple times, at two dollars each time, for calling the call center that we operate for patrons of our transit customer, and (ii) a transfer and a second fare when he paid for a fare plus a transfer.  The plaintiff is seeking to have the case certified as a class action for all patrons charged in such a manner.  We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a second lawsuit was filed in a state court against our same transit customer alleging conversion and unjust enrichment.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card.  This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer.  We plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

In December 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and unjust enrichment in relation to our operation of our transit customer’s fare collection system.  The plaintiff claims to have not been credited the cost of her transit card even after registration of the card, as is required under the terms of the cardholder agreement.  The plaintiff also claims to have attempted to load value onto her transit card and although her bank account was debited when doing so, she claims the value has never been added on her transit account.  The plaintiff is seeking to have the case certified as a class action for all transit patrons who have experienced the same alleged problems with the fare system.  We are expecting to undertake the defense of the transit customer pursuant to our contractual obligations to that customer.  We are investigating this matter and will vigorously defend this lawsuit.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

Business segment financial data is as follows (in millions):

Years ended September 30,	2013	2012	2011

Sales:
Transportation Systems	$516.9	$513.6	$427.1
Mission Support Services	468.5	491.4	476.5
Defense Systems	375.1	375.4	390.7
Other	0.2	1.1	1.3
Total sales	$1,360.7	$1,381.5	$1,295.6

Operating income (loss):
Transportation Systems	$62.4	$76.3	$66.9
Mission Support Services	(36.1)	21.9	23.9
Defense Systems	14.2	34.6	29.8
Unallocated corporate expenses and other	(4.1)	(4.8)	(7.1)
Total operating income	$36.4	$128.0	$113.5

Assets:
Transportation Systems	$370.6	$269.9	$169.8
Mission Support Services	205.0	212.8	213.0
Defense Systems	226.9	221.4	144.0
Corporate and other	304.5	322.2	439.7
Total assets	$1,107.0	$1,026.3	$966.5

Depreciation and amortization:
Transportation Systems	$5.0	$3.7	$3.6
Mission Support Services	13.0	12.5	12.3
Defense Systems	6.1	5.5	5.4
Corporate and other	1.3	1.2	1.0
Total depreciation and amortization	$25.4	$22.9	$22.3

Capital expenditures:
Transportation Systems	$2.8	$2.7	$2.2
Mission Support Services	0.3	1.1	0.3
Defense Systems	4.6	8.9	5.5
Corporate and other	1.4	1.5	0.7
Total expenditures for long-lived assets	$9.1	$14.2	$8.7

Years ended September 30,	2013	2012	2011

Geographic Information:
Sales (a):
United States	$754.8	$729.5	$754.0
United Kingdom	254.9	273.1	244.0
Canada	30.4	54.9	27.5
Australia	147.9	182.5	101.1
Middle East	35.3	14.4	35.4
Far East	77.6	56.4	82.7
Other	59.8	70.7	50.9
Total sales	$1,360.7	$1,381.5	$1,295.6

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$43.9	$42.4	$40.5
United Kingdom	9.2	9.5	9.1
Other foreign countries	6.6	6.1	2.9
Total long-lived assets, net	$59.7	$58.0	$52.5

MSS and CDS segment sales include $703.5 million, $685.5 million and $728.2 million in 2013, 2012 and 2011, respectively, of sales to U.S. government agencies. CTS segment sales include $190.7 million, $178.7 million and $170.2 million in 2013, 2012 and 2011, respectively, of sales under various contracts with our customer, Transport for London.  No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $2.8 million in 2013, and increased operating income by approximately $17.5 million in 2012 and $17.0 million in 2011. These adjustments decreased net income by approximately $1.1 million ($0.04 per share) in 2013, and increased net income by approximately $12.0 million ($0.45 per share) in 2012 and $11.5 million ($0.43 per share) in 2011.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. During the years ended September 30, 2013, 2012, and 2011, we recognized sales of $13.2 million, $12.2 million, and $6.6 million, respectively related to annual system usage incentives on this transportation systems contract which resulted in additional operating income of the same amounts in these respective periods.

In 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $7.8 million. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date unless market conditions worsen. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. In addition, during 2013 we reduced corporate headcount by approximately 10 as part of a restructuring plan and incurred restructuring charges of $0.3 million.

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Liability as of September 30, 2012	$—
Accrued costs	8,139
Cash payments	(5,919)
Liability as of September 30, 2013	$2,220

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended September 30, 2013 and 2012:

	Three Months Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share data)
Fiscal 2013
Net sales	$342,602	$340,445	$364,305	$313,371
Operating income (loss)	(43,507)	27,009	34,648	18,242
Net income (loss) attributable to Cubic	(38,170)	18,364	27,158	12,446
Net income (loss) per share, basic	(1.43)	0.69	1.02	0.47
Net income (loss) per share, diluted	(1.43)	0.69	1.02	0.47

	Three Months Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share data)
Fiscal 2012
Net sales	$359,687	$365,397	$339,645	$316,766
Operating income	29,142	38,586	32,540	27,754
Net income attributable to Cubic	21,088	26,721	23,397	20,694
Net income per share, basic	0.79	1.00	0.88	0.77
Net income per share, diluted	0.79	1.00	0.88	0.77

In the fourth quarter of 2013, we completed our annual goodwill impairment test and concluded that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $50.9 million (before applicable income taxes). See Note 7 for a further discussion of the goodwill impairment.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating profit by approximately $10.4 million in the three months ended September 30, 2013 and increased operating profit by approximately $2.3 million in the three months ended September 30, 2012.  These adjustments decreased net income by approximately $6.9 million ($0.26 per share) in the three months ended September 30, 2013 and increased net income by approximately $1.5 million ($0.06 per share) in the three months ended and September 30, 2012.

NOTE 18—SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure, other than those described in the sections above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
December 5, 2013

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures - We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2013, we developed and implemented new control procedures to address previously identified material weaknesses in our internal control over financial reporting as of September 30, 2012. The material weaknesses in our internal control over financial reporting at September 30, 2012 were (i) in our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in GAAP to challenge our application of GAAP commensurate with the number and complexity of our contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner and (ii) our policies for the review and approval of revenue recognition decisions required review and analysis by personnel with an appropriate level of GAAP knowledge and experience for contracts over certain materiality thresholds, which thresholds were not designed to ensure that sufficient review was being performed for revenue recognition decisions that could have a material impact on our financial statements.

We have implemented new control procedures regarding our accounting for revenue and costs on our contracts. The new control procedures include the development of new revenue and cost analytical tools, more extensive review and analysis of contract terms, revenue recognition models, analyses, and related reports by personnel with an appropriate level of GAAP knowledge and experience. We have hired additional resources with more extensive experience and knowledge of GAAP, and we have increased the scope and extent of ongoing training and education for personnel involved in financial processes that impact revenue and cost recognition.

After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weaknesses as of September 30, 2013. Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated balance sheets of Cubic Corporation as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2013 and our report dated December 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

December 5, 2013

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this Report:

(1)                                 The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

(2)                                 The following consolidated financial statement schedules of Cubic Corporation and subsidiaries:

None are required under the applicable accounting rules and regulations of the Securities and Exchange Commission.

(b)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed August 8, 2013, file No. 001-08931, Exhibit 3.1.
4.1	Form of Common Stock Certificate. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2012, file No. 001-08931, Exhibit 4.1.
4.2

Registration Rights Agreement, dated as of February 25, 2013, by and among Cubic Corporation and certain of its shareholders. Incorporated by reference to Form 8-K filed February 25, 2013, file No. 001-08931, Exhibit 4.1

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

10.3*

Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Amendment No. 1 to Cubic Corporation’s Registration Statement on Form S-1, filed April 12, 2013, file No. 333-186852, Exhibit 10.10.

10.4*

Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Amendment No. 1 to Cubic Corporation’s Registration Statement on Form S-1, filed April 12, 2013, file No. 333-186852, Exhibit 10.11.

10.5*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2007, file No. 001-08931, Exhibit 10.2.
10.6	Second Amended and Restated Credit Agreement dated May 8, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.
10.7	Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.
10.8*	Amended and Restated Deferred Compensation Plan dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, file No. 001-08931, Exhibit 10.1.
10.9

Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of March 12, 2013, by and among Cubic Corporation, the Guarantors (as defined therein), Prudential Investment Management, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed March 14, 2013, file No. 001-08931, Exhibit 10.1.

10.10*	Compensatory Arrangements of Certain Officers. Incorporated by reference to Form 8-K filed March 2, 2012, file No. 001-08931.
10.11*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

12/5/13	/s/ William W. Boyle
Date	WILLIAM W. BOYLE,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

12/5/13	/s/ William W. Boyle	12/5/13	/s/ Walter C. Zable
Date	WILLIAM W. BOYLE,	Date	WALTER C. ZABLE,
	Director Chief Executive Officer		Executive Chairman of the Board of Directors
(Principal Executive Officer)

12/5/13	/s/ John D. Thomas	12/5/13	/s/ Mark A. Harrison
Date	JOHN D. THOMAS,		MARK A. HARRISON,
	Executive Vice President and Chief Financial Officer		Senior Vice President and Corporate Controller
	(Principal Accounting Officer)		(Principal Financial Officer)

12/5/13	/s/ Edwin A. Guiles	12/5/13	/s/ Robert S. Sullivan
Date	EDWIN A. GUILES,	Date	ROBERT S. SULLIVAN,
	Director		Director

12/5/13	/s/ John H. Warner	12/5/13	/s/ Bruce G. Blakley
Date	JOHN H. WARNER,	Date	BRUCE G. BLAKLEY,
	Director		Director