Form 10-K/A
period 2013-09-30
CUBIC CORP /DE/
filed 2014-05-12
CIK 26076

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

Number of shares of common stock outstanding as of April 28, 2014 including shares held by affiliates is: 26,788,525 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on January 9, 2014 pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended September 30, 2013

EXPLANATORY NOTE REGARDING RESTATEMENT

On February 10, 2014, the Audit and Compliance Committee of the Board of Directors of Cubic Corporation (“Company,” “we,” or “us”), after consultation with Ernst & Young LLP, our independent registered public accounting firm, determined that our financial statements for the fiscal years ended September 30, 2013 and 2012, and each of the quarters of 2013 and 2012 can no longer be relied upon as being in compliance with U.S. generally accepted accounting principles (GAAP), and that we would restate such financial statements to make the necessary accounting corrections.

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2013 is being filed to restate our previously filed consolidated financial statements and data (and related disclosures) for the fiscal years ended September 30, 2013 and 2012, and each of the quarters of 2013 and 2012, and includes certain immaterial corrections to our previously filed consolidated financial statements and data (and related disclosures) for periods prior to the fiscal year ended September 30, 2012.

Accordingly, this Form 10-K/A includes changes to (1) our consolidated balance sheets as of September 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years ended September 30, 2013, 2012 and 2011; (2) our selected financial data as of, and for our fiscal years ended, September 30, 2013, 2012, 2011, 2010 and 2009, in Item 6 of this Form 10-K/A; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended September 30, 2013, 2012 and 2011, in Item 7 of this Form 10-K/A; (4) our unaudited quarterly financial information for each quarter in our fiscal years ended September 30, 2013 and 2012 in Note 18 “Summary of Quarterly Results of Operations (Unaudited)” of the Notes to Consolidated Financial Statements, in Item 8 of this  Form 10-K/A; (5) our Risk Factors, in item 1A of this Form 10-K/A; and (6) our disclosures and conclusions regarding Controls and Procedures in Item 9A in this Form 10-K/A. The restatement resulted from our identification of certain errors in our recognition of revenue at a wholly owned subsidiary. See below and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for a detailed discussion of the errors and effect of the restatement.

This Form 10-K/A amends and restates in its entirety our Annual Report on Form 10-K for the year ended September 30, 2013. We are filing this Form 10-K/A concurrently with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, which was delayed due to the restatement, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us for the fiscal years ended September 30, 2013 and 2012, and each of the quarters of 2013 and 2012, and all earnings press releases and similar communications issued by us for such periods, should not be relied upon and are superseded in their entirety by this Form 10-K/A.

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at September 30, 2010 and consolidated sales, operating income, net income and earnings per share for the years ended September 30, 2013, 2012 and 2011 (in thousands, except per share data):

Retained earnings at September 30, 2010 - As previously reported	$553,452
Adjustments	(1,687)
Retained earnings at September 30, 2010 - As restated	$551,765

September 30,	2013	2012	2011
Sales (previously reported)	$1,360,723	$1,381,495	$1,295,581
Adjustments	684	22,589	6,003
Sales (as restated)	$1,361,407	$1,404,084	$1,301,584

Operating income (previously reported)	$36,392	$128,022	$113,508
Adjustments	4,343	8,183	5,075
Operating income (as restated)	$40,735	$136,205	$118,583

Net income (previously reported)	$19,798	$91,900	$83,594
Adjustments	5,288	5,527	2,450
Net income (as restated)	$25,086	$97,427	$86,044

Earnings per share (previously reported)	$0.74	$3.44	$3.13
Adjustments	0.20	0.20	0.09
Earnings per share (as restated)	$0.94	$3.64	$3.22

Correction of Identified Errors

On February 20, 2014, we announced that we would be restating certain previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements primarily to correct two errors in the recognition of revenue.

In 2012, we restated our financial statements for the years ended September 30, 2011, 2010 and 2009, the quarters ended March 31, 2012 and December 31, 2011 and each of the prior quarters of 2011 and 2010. This previous restatement was the result of our determination that we had made errors in the calculation of revenues for a significant number of our contracts due to incorrect application of GAAP. In the course of our financial statement closing process for the quarter ended December 31, 2013, we identified two errors related to revenue recognition for two contracts with the same customer that date back to the previous restatement period. The first error was related to the computation of revenues for a contract that was entered into in 2011. The error resulted from a miscalculation in a revenue recognition model that was created during the previous restatement activity. The second error relates to a contract entered into in 2007 and was the result of a failure to appropriately update the contract value in our revenue accounting system as well as a failure to properly account for a 2008 amendment to this contract. Upon modification of this second contract in 2008, the cost-to-cost percentage of completion method should no longer have been used, and revenue should have been recognized using a service-based model.

In addition to the errors described above, we also made adjustments related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to the Company’s consolidated financial statements.. These corrections included: certain accrued liabilities and reserves and miscellaneous reclassification entries; adjustments to various income tax and indirect tax accrual accounts; and adjustments to sales and cost of sales to correct cutoff on immaterial revenue recognition transactions. While none of these other adjustments were individually material, they are being made as part of the restatement process.

For more information regarding the restatement, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this Form 10-K/A and Note 2, “Restatement of Consolidated Financial Statements,” and Note 18, “Summary of Quarterly Results of Operations (Unaudited),” of the Notes to Consolidated Financial Statements in Item 8 of this  Form 10-K/A.

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in Item 9A of this Form 10-K/A, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting with respect to the identified revenue recognition errors related to one of our wholly owned subsidiaries as described under “Management’s Report on Internal Control over Financial Reporting” in Item 9A of this Form 10-K/A. Solely as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2013. Management has taken and is taking steps, as described under “Management’s Remediation Initiatives” in Item 9A of this Form 10-K/A, to remediate the material weaknesses in our internal control over financial reporting. We believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with GAAP.

Item 15 of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Ernst & Young LLP has dual dated its reports on the consolidated financial statements and internal control over financial reporting to the board of directors and stockholders with regard to the effects on the consolidated financial statements of the restatement as described in Note 2 of the consolidated financial statements and the material weaknesses described previously and updated their consent to the date of this filing.

PART I

Item 1.  BUSINESS.

GENERAL

CUBIC CORPORATION (Cubic) is a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing challenges. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading customer positions and allows us to deepen and further expand each of our business segments in key markets. We operate in three reportable business segments across the global transportation and defense markets.

Our Cubic Transportation Systems (CTS) business accounted for approximately 39% of our sales in fiscal year 2013. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment and revenue management infrastructure and technologies for transit operators. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, passenger call centers and financial clearing and settlement support. As transit authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

Our complementary defense businesses, Mission Support Services (MSS) and Cubic Defense Systems (CDS), provided approximately 61% of our sales in fiscal year 2013. MSS is a provider of live, virtual and constructive training services to all four branches of the U.S. military, including the special operations communities, as well as to allied nations. In addition, MSS offers a broad range of highly specialized national security solutions to the intelligence community. CDS is a leading provider of realistic, high-fidelity air, ground combat, surface, and cyber training systems for the U.S. and allied nations. These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness. CDS is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, Communications datalinks, Cyber products, and Asset Tracking systems.

We have a broad customer base across our businesses, with approximately 61% of our fiscal year 2013 sales generated from the U.S. federal, state and local governments. Approximately 5% of these domestic sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of the fiscal year 2013 sales were attributable to sales to foreign government agencies. In fiscal year 2013, 59% of our total sales were derived from services, with product sales accounting for the remaining 41%. Headquartered in San Diego, California, we had approximately 8,200 employees working on 5 continents and in 26 countries as of September 30, 2013.

We were incorporated in the State of California in 1949 and began operations in 1951. In 1984, we moved our corporate domicile to the State of Delaware. Our internet address is www.Cubic.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K/A. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found on our internet website under the heading “Investor Relations”. We make these reports readily available free of charge in a reasonably practicable time after we electronically file these materials with the Securities and Exchange Commission (the SEC).

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 17 to the Consolidated Financial Statements for the year ended September 30, 2013. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K/A.

TRANSPORTATION SYSTEMS SEGMENT

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and ITMS businesses, respectively, we also deliver real-time passenger information systems for tracking bus arrival times and we are a leading provider of intelligent transport solutions and technology maintenance services to UK and international government road transport agencies.

CTS is comprised of approximately 2,100 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators worldwide, we have installed over 130,000 devices and deployed several central systems which in total process approximately 23 billion fare-related transactions per, generating more than $18 billion of revenue per year for such transportation authorities and operators. Products accounted for 47% of the segment’s fiscal year 2013 sales, with services accounting for the remaining 53%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together integrate over 130 transport operators and serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest public transit systems, such as London (Oyster®), the San Francisco Bay Area (Clipper®) and the Los Angeles region (TAP®). In addition, the segment has numerous active projects worldwide, including in the New York (Metrocard®) / New Jersey (PATCO®, PATH Smartlink®) region, Chicago (Ventra®), Vancouver, Sydney, Brisbane, the Frankfurt / RMV region, Sweden, the Washington, D.C. / Maryland / Virginia region, the San Diego region, Miami, Minneapolis / St. Paul and Atlanta. In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing components of our NextCity® initiative, which envisions integrated payment and information technology and services across all modes of transport and which has been furthered by our acquisitions of NextBus and ITMS. NextCity comprises a fully integrated solution offering innovative fare payment technologies, such as contactless bank cards, general purpose reloadable (GPR) cards, transit branded debit/credit cards and near field communication (NFC) phones directly at the point of travel, predictive data analytics, and intermodal compatibility across an entire transportation network. Two key information technology (IT) components of NextCity are the creation and distribution of real-time data through the integration of payment and information systems, ultimately enabling operators to manage demand and customers to manage their travel through improved data analytics and seamless access to predictive and relevant information, as well as the specialization in the development and supply of complex traffic management systems for the monitoring and control of urban and inter-urban road networks, encompassing integrated traffic and incident management, decision support, bus tracking and passenger information through integrated user interfaces.

Our hardware systems and services offerings are summarized as follows:

Devices	Systems	Services
• Point-of-sale	• Multimodal payment and revenue management	• Central system and application support
• Farebox	• Bus	• Systems operation and maintenance
• Driver control units	• Bus Rapid Transit	• Field asset management services
• Gates	• Rail	• Passenger call centers
• Validators	• Light rail	• Card and payment media management
• Vendor • Back office encoders	• Commuter rail • Heavy Rail	• Communications infrastructure management
• Depot computers	• Subway	• Financial clearing and settlement services
• ITS equipment	• Ferries	• Retail network management
	• Regional	• Web support services
	• Smart card-based • Open payment • Credit cards	• Technology maintenance services for international government road transport agencies
• NFC mobile phones
• GPR cards
• Central system and device level software
• Real-time passenger information
• Automatic vehicle location
• Traffic management systems
• Traffic safety enforcement systems

Industry Overview

We define our addressable transportation market as large-scale, multi-modal AFC, Real-Time Passenger Information and Intelligent Transport systems and services and estimate this market to be approximately $3 billion annually. We project the long-term growth for this market to be driven primarily by technological obsolescence leading to replacement and upgrades. The average lifecycle of our automated fare collection systems is approximately 10 years, providing long-term recurring sales visibility and opportunities for future replacements and upgrades. Also, there are additional opportunities that stem from program expansion into new areas, such as intelligent transportation systems and services, analytics, mobile payment and information technologies, and revenue collection systems and services for other transportation applications such as tolling and parking, which we believe increase the global  addressable market from $3 billion to approximately $10 billion. We believe industry experience, past performance, technological innovation and price are the key factors customers consider in awarding programs and such factors can serve as barriers to entry to potential competitors when coupled with scale and the upfront investments required for these programs.

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

Our NextBus business, uses a software-as-a-service solution, NextBus’ technologies provide transit passengers with accurate, real- time arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems.

Through the acquisition of Intelligent Transport Management Solutions Limited (ITMS), we have broadened our portfolio of information based solutions and transportation agency customers.  ITMS is a provider of traffic management systems technology, traffic and road enforcement and the maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure. The ITMS acquisition is part of our NextCity vision and it expands CTS’ potential market beyond fare collection and real-time passenger information.

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

Backlog — CTS

Funded sales backlog of CTS at September 30, 2013 and 2012 amounted to $1.526 billion and $1.656 billion, respectively. We expect that approximately $523 million of the September 30, 2013 backlog will be converted into sales by September 30, 2014.

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

MISSION SUPPORT SERVICES SEGMENT

MSS is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. These services complement the systems and solutions provided by the CDS segment. MSS is comprised of approximately 4,000 employees working in approximately 19 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

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

Much of our early work centered on battle command training and simulation in which military commanders are taught to make correct decisions in battlefield situations. Our comprehensive business base has broadened to include integrated live, virtual and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis, training, and other support to the national security community, including intelligence and special operations forces; homeland security training and exercises; training and preparation of U.S. Army and   Marine Corps foreign service advisor teams; and military force modernization. Additionally, we support the deployment and re- deployment of both active and reserve component forces; and we provide in-country logistics, maintenance, operational and training support to U.S. Forces deployed in overseas locations.

Our contracts include providing mission support services to all four of the U.S. Army’s major combat training centers (CTCs): Joint Readiness Training Center (JRTC) as prime contractor, the National Training Center (NTC) and Mission Command Training Program (MCTP) as a principal subcontractor and the Joint Multinational Readiness Center (JMRC) as prime contractor supporting  constructive simulations. These services include planning, executing and documenting realistic and stressful large scale exercises and mission rehearsals that increase the readiness of both active and reserve U.S. conventional and special operations forces by placing them in situations as close to actual combat as possible.

For the U.S. Armed Services, MSS is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Coalition Warfare Center (JCWC), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC). We provide training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide and instructional support services for the Chief of Naval Aviation Training program. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

We supported the Defense Threat Reduction Agency (DTRA) with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons. We support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments. Additionally, we provide comprehensive support to help plan, manage and execute DTRA’s worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products.

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

Through the acquisitions of Abraxas Corporation (Abraxas) in December 2010 and certain assets of NEK Special Programs Group, LLC (which were placed in NEK Services, Inc.) (NEK) in December 2012, we have expanded our support services to the military and national intelligence communities, as well as for special operations, law enforcement and homeland security clients. With these acquisitions and our organic skillsets, we are broadening our service offerings across the U.S. Department of Defense (DoD) and national security markets to pursue prime contract opportunities.

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

Virtual Training Systems

Our Virtual Training product line provides virtual training systems for various applications, employing actual or realistic weapons and systems together with visual imagery to simulate battlefield environments. While our main product suite in this area is the Engagement Skills Trainer for small arms training, Cubic also provides maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles, armored vehicles and naval applications. In fiscal year 2013, we significantly expanded our virtual training portfolio through a $298.5 million indefinite delivery/indefinite quantity (ID/IQ) award to provide immersive game based training for the Littoral Combat Ship (LCS). This award became the genesis of our Game-Based Learning Systems business described below.

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

Game-Based Learning Systems

The $298.5 million LCS courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CDS. A key discriminator in the LCS proposal was the use of a high fidelity gaming engine that allows Avatars to instruct students at their own pace in an immersive environment based on realistic graphics. By integrating instructional material into a gaming environment we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach. At present the company is investing in the appropriate tool sets and staffing resources to meet the Navy’s requirements. Near-term opportunities include other Navy and  DoD customers, while longer-term applications under consideration exist in commercial markets such as education, health care, and retail.

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

Backlog — CDS

Funded and total backlog of CDS at September 30, 2013 was $494 million compared to $417 million at September 30, 2012. We expect that approximately $198 million of the September 30, 2013 backlog will be converted into sales by September 30, 2014.

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

In the defense market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary decisions and constraints have put downward pressure on growth in the defense industry and has affected our business in 2013. Threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K/A.

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

For example, through the acquisitions of Abraxas and NEK, we have expanded our reach within the military and national intelligence communities through the addition of intelligence, special operations, law enforcement and homeland security expertise.

Enhance Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 59% of our sales in fiscal year 2013, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work. Due to the technical complexities of operating electronic fare collection and payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we are transitioning from an AFC supplier to an intelligent transportation systems integrator and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide.

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

Through the acquisitions of Abraxas in December 2010 and NEK in December 2012, MSS has expanded Cubic’s support services capabilities to the national intelligence communities, as well as to additional domestic and international special operations, law enforcement, and security clients. With these acquisitions and organic skill sets, we have increased our addressable markets and related services offerings.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 74% of the CTS segment’s fiscal year 2013 sales were attributable to international customers. CTS has expanded in Australia with the award of a $341.0 million contract to design and build an Electronic Ticketing System for Sydney and to operate and maintain the system until 2024. The Australian operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In Germany, we have successfully implemented a new electronic ticketing system for the Transit Authority Rhein-Main-Verkehrsverbund, and are working on providing new ticketing applications using cell phone technologies.

CDS has delivered systems in more than 35 allied nations. In fiscal year 2013, approximately 41% of CDS’ sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. During fiscal year 2013, we expanded our presence in the UK, Canada, and the United Arab Emirates in response to growing opportunities.  These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

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

Item 1A. RISK FACTORS.

Risks relating to our business

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended September 30, 2013 and 2012 and for the quarterly periods within the fiscal years ended September 30, 2013 and 2012. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit and Compliance Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on two contracts at one of our wholly-owned subsidiaries. We previously restated our historical financial statements in 2012 following the identification of errors, which related primarily to the misapplication of GAAP for certain methods of revenue recognition.

As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation. If litigation did occur, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed two restatements in the last two years may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Form 10-K/A, management identified material weaknesses in our internal control over financial reporting based upon our identification of certain errors in our recognition of revenue at a wholly owned subsidiary. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of September 30, 2012, identified material weaknesses in our internal control over financial reporting related to accounting for revenue  on certain types of contracts. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We previously concluded that we had remediated such material weaknesses as of September 30, 2013. However, as described in “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this Form 10-K/A, management has identified additional material weaknesses in our internal control over financial reporting related to accounting for revenue on certain contracts for one of our wholly-owned subsidiaries. We are in the process of adding resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting as of September 30, 2013. We will need to monitor and  evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly  if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations,  lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

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

•                  curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

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

In 2013, threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K/A.

Failure to raise the national debt limit may cause the U.S. government to be unable to pay funds due to us.

Congress and the executive branch may reach an impasse on increasing the national debt limit which would restrict the U.S. government’s ability to pay contractors for prior work. A failure to receive such payments for an extended period of time could result in substantial layoffs of our employees, drawdowns of our credit lines and our inability to pay debts when due, which could materially adversely affect our business, prospects, financial condition or results of operations.

A deadlock in the U.S. Congress over budgets and spending could cause another partial shutdown of the U.S. government, which could result in a termination or suspension of some or all of our contracts with the U.S. government.

Congress may fail to pass a budget or continuing resolution, which would result in a partial shutdown of the U.S. government and cause the termination or suspension of our contracts with the U.S. government. We would be required to furlough affected employees for an indefinite time. It is uncertain in such a circumstance if we would be compensated or reimbursed for any loss of revenue during such a shutdown. If we were not compensated or reimbursed, it could result in significant adverse effects on our revenues, operating costs and cash flows.

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

Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive show- cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

In the event that any of our contracts were to be terminated or adversely modified, there may be significant adverse effects on our revenues, operating costs and income that would not be recoverable.

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long- term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

As part of our strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. In the fourth quarter of fiscal 2013, we recognized a goodwill impairment in our MSS segment of $50.9 million. This goodwill impairment, and any impairment that might be necessary in the future, is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K/A.

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

•                  the need to bid on some programs in advance of the completion of their design, which may result in higher R&D expenditures, unforeseen technological difficulties, or increased costs which lower our profitability;

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

In addition, the customers currently serviced by our CTS segment are finite in number. The loss of any one of these customers, or the failure to win replacement awards upon expiration of contracts with such customers, such as our contract with Transport for London, which will be required to be re-competed in 2015, could have a materially adverse impact on our results of operations.

If we are unable to consistently retain existing contracts or win new contract awards, our business, prospects, financial condition and results of operations will be adversely affected.

Many of our U.S. government customers spend their procurement budgets through multiple-award or ID/IQ contracts, under which we are required to compete among the awardees for post-award orders. Failure to win post-award orders could affect our ability to increase our sales.

The U.S. government can select multiple winners under multiple-award contracts, federal supply schedules and other agency-specific ID/IQ contracts, as well as award subsequent purchase orders among such multiple winners. This means that there is no guarantee that these ID/IQ, multiple-award contracts will result in the actual orders equal to the ceiling value under the contract, or result in any actual orders. We are only eligible to compete for work (purchase orders and delivery orders) as an awardee pursuant to government- wide acquisition contracts already awarded to us. Our failure to compete effectively in this procurement environment could reduce our sales, which would adversely affect our business, results of operations and financial condition.

The U.S. government’s emphasis on awarding contracts to small businesses could preclude us from acting as a prime contractor and increase the number of contracts we receive as a subcontractor to small businesses, which could decrease the amount of our revenues from such contracts. Some of these small businesses may not be financially sound, which could adversely affect our business.

There is emphasis by the U.S. government on awarding contracts to small businesses, which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. In addition, being a subcontractor may limit the amount of revenue we could otherwise earn as a prime contractor for such contracts. When we only act as a subcontractor, we may only receive up to 49% of the value of the contract award, and such percentage may be less should the small business partner or partners be able to service a larger piece of the award. Failure to maintain good relationships with small business partners operating in our industries could preclude us from winning work as a subcontractor as part of a large contracting consultation. This could result in significant adverse effects on our revenues, operating costs and cash flows.

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

In addition, transit authorities have the right to audit our work under their respective contracts. If, as the result of an adverse audit finding, we were suspended or prohibited from contracting with the U.S. government, any significant government agency or a transit authority terminated its contract with us, or our reputation or relationship with such agencies and authorities was impaired or they otherwise ceased doing business with us or significantly decreased the amount of business done with us, it would adversely affect our business, results of operations and financial condition.

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

As of September 30, 2013, our total backlog was $2,646.6 million. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

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

•                 the ITAR, which control the export and import of defense related articles and services on the U.S. Munitions Control List;

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

Although we work cooperatively with our customers and our suppliers, subcontractors, and joint venture partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, in addition to our internal processes, procedures and systems, we must also rely on the safeguards put in place by those entities.

The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our R&D efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price. The occurrence of any of these events could also result in civil and/or criminal liabilities.

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

We also have a secured letter of credit facility agreement with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. As of September 30, 2013, there were letters of credit outstanding under this agreement of $54.4 million. In support of this facility, we placed $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the facility do not reduce the available line of credit available under the revolving credit agreement described above.

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

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues. For example, see “Legal proceedings” in Item 3 of this Form 10-K/A for a discussion of certain litigation relating to misconduct by one of our former employees. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. Misconduct could also involve making payments to government officials or third parties which would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Anti-Bribery Act or similar laws in other countries.

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

Our results of operations are affected by factors such as the unpredictability of contract awards due to the long procurement process for most of our products and services, the potential fluctuation of governmental agency budgets, any timing differences between our work performed and costs incurred under a contract and our ability to recognize revenue and generate cash flow from such contract, the time it takes for the new markets we target to develop and for us to develop and provide products and services for those markets, competition and general economic conditions. Our contract type/product mix and unit volume, our ability to keep expenses within budget and our pricing affect our operating margins. Significant growth in costs to complete our contracts may adversely affect our results of operations in future periods and cause our financial results to fluctuate significantly on a quarterly or annual basis. In addition, certain contracts in our CTS segment are structured such that we incur significant expenses during the design and build phases of the contract that are not offset by revenue recognized or cash flows generated under the contract until we deliver a product or perform operational or maintenance services during the latter phases of the contract. Consequently, we do not believe that comparison of our results of operations from period to period is necessarily meaningful or predictive of our likely future results of operations. In future financial periods our operating results or cash flows may be below the expectations of public market analysts or investors, which could cause the price of our stock to decline significantly.

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

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results. For example, benefits under the U.S. plan were frozen as of December 31, 2006, so no new benefits have accrued after that date, and benefits under the European plan were frozen as of September 30, 2010, though the European plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of freezing of the respective plans are not eligible for participation in the defined benefit plans. For more information on how these factors could impact earnings, cash flows and shareholders’ equity, see “Pension costs” in Item 7 of this Form 10-K/A.

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

At April 28, 2014, Walter C. Zable, our Executive Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially owned an aggregate of 5,062,146 shares, or approximately 18.9%, of our outstanding common stock, including shares owned by trusts, of which Mr. Zable and Ms. Cox are co-trustees. In their capacities as co-trustees, Mr. Zable and Ms. Cox share voting and dispositive power over the shares owned by such trusts. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

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

Such risks, estimates, assumptions and uncertainties include, among others: unanticipated issues related to the restatement of our financial statements; our ability to develop and implement new processes and procedures to remediate the material weaknesses that exist in our internal control over financial reporting; our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the ability of certain government agencies to unilaterally terminate or modify our contracts with them; our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; negative audits by the U.S. government; the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business; competition and technology changes in the defense and transportation industries; our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts; the effect of adverse regulatory changes on our ability to sell products and services; our ability to identify, attract and retain qualified employees; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products; our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets; defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems; changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and other factors discussed elsewhere in this report.

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

In October and December of 2013, and January of 2014, lawsuits were filed the United States District Court for the Northern District of Illinois Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act.  In January 2014 these cases were consolidated into a single case and the Plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer. We plan to vigorously defend this lawsuit. Our Motion to Dismiss was granted on April 30, 2014 and the plaintiff has until May 27, 2014 to file an Amended Complaint. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

On April 28, 2014, the closing price of our common stock on the New York Stock Exchange was $47.47. There were 695 shareholders of record of our common stock as of April 28, 2014.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

The following selected statement of income data for the years ended September 30, 2013, 2012 and 2011 and balance sheet data as of September 30, 2013 and 2012 are derived from our consolidated financial statements appearing elsewhere in this Form 10-K/A. The following selected statement of income data for the years ended September 30, 2010 and 2009 and balance sheet data as of September 30, 2011, 2010 and 2009 are derived from our financial statements not appearing elsewhere in this Form 10-K/A. The following selected financial data have been restated to reflect adjustments that are further discussed in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K/A. These tables should be read in conjunction with Items 7 and 8 of this Form 10- K/A.

	Years Ended September 30,
	2013	2012	2011	2010	2009
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Results of Operations:
Sales	$1,361,407	$1,404,084	$1,301,584	$1,200,623	$1,026,525
Cost of sales	1,055,313	1,060,140	983,269	943,189	795,385
Selling, general and administrative expenses	165,230	164,189	159,791	124,306	119,108
Interest expense	3,427	1,602	1,541	1,760	2,082
Income taxes	14,502	40,332	34,119	38,106	33,573
Net income attributable to Cubic (1)	25,086	97,427	86,044	72,667	64,097

Per Share Data:
Net income per share, basic	$0.94	$3.64	$3.22	$2.72	$2.40
Net income per share, diluted	0.94	3.64	3.22	2.72	2.40
Cash dividends	0.24	0.24	0.28	0.18	0.18

Shares used in calculating net income per share:
Basic	26,736	26,736	26,736	26,735	26,731
Diluted	26,760	26,736	26,736	26,735	26,731

Year-End Data:
Shareholders’ equity related to Cubic	$716,946	$677,171	$580,627	$512,305	$446,472
Equity per share, basic	26.82	25.33	21.72	19.16	16.70
Total assets	1,108,375	1,014,550	963,650	868,608	760,642
Long-term debt	102,920	11,503	15,918	20,494	25,124

(1) Results for the year ended September 30, 2013 include a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes. See Note 8 of the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further discussion of the goodwill impairment.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to the previously reported consolidated financial statements for the years ended September 30, 2013, 2012 and 2011 (including interim periods therein) in connection with the restatement of our previously filed consolidated financial statements and  data (and related disclosures) for the fiscal years ended September 30, 2013 and 2012, and each of the prior quarters of 2013 and 2012. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual and Quarterly Reports.

The restatement results from our review of revenue recognition practices. See “Explanatory Note Regarding Restatement” immediately preceding Item 1 of this Form 10-K/A and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for a detailed discussion of the review and effect of the restatement.

Company Overview

We are a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in mass transit automated fare payment and revenue management infrastructure, defense, intelligence, homeland security, and information technology, including cyber security. For the fiscal year ended September 30, 2013, 39% of sales were derived from transportation systems and related services, while 61% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 51% of sales in 2013, 50% of sales in 2012, and 56% of sales in 2011. In fiscal year 2013, 59% of our total sales were derived from services, with product sales accounting for the remaining 41%.

We operate in three reportable business segments: transportation systems, mission support services and defense systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 46% of our total sales for fiscal year 2013. International sales from Cubic Transportation Systems (CTS) amounted to 74% of total CTS sales for fiscal year 2013. International sales from Mission Support Services (MSS) comprised 17% of total MSS sales for fiscal year 2013. International sales from Cubic Defense System (CDS) amounted to 41% of total CDS sales for fiscal year 2013. To the extent our business and contracts include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We expect sales from domestic CTS contracts to increase as a percentage of total CTS sales in 2014, as we begin to realize revenues from a major contract with the Chicago Transit Authority. However, we expect international sales from CDS to increase in future periods due to the number of international opportunities we are currently pursuing.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $24.4 million in 2013.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We have made a number of niche acquisitions of businesses during the past several years, including Abraxas Corporation (Abraxas) in December 2010, certain assets of NEK Special Programs Group, LLC (which were placed in NEK Services, Inc.) (NEK) in December 2012 and NextBus, Inc. in January 2013. Generally, these acquisitions are dilutive to earnings in the short-term due to acquisition related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

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

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in fare collection in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier. An example of this is our contract with the Chicago Transit Authority, awarded in late 2011. We are designing and manufacturing a new fare collection system for the Chicago Transit Authority and will receive monthly payments for the system over an approximate ten-year period expected to begin in the third quarter of fiscal 2014

While future defense plans, changes in defense spending levels and changes in spending for mass transit projects could have a materially adverse effect on our consolidated financial position, we have and plan to continue to make strategic investments and acquisitions to align our businesses in growth areas of our respective markets that we believe are the most critical priorities and mission areas for our customers.

Segment Overview

Cubic Transportation Systems

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection devices, software, systems and multiagency, multimodal integration technologies, as well   as a full suite of operational services that help agencies and operators efficiently collect fares, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and ITMS businesses, respectively, we also deliver real-time passenger information systems for tracking bus arrival times and we are a leading provider of intelligent transport solutions and technology maintenance services to UK and international government road transport agencies.

The transportation markets we serve are undergoing a substantial change. Mounting pressure on transportation authorities to stretch their operating budgets is fueling a trend toward outsourced services and payment systems that lower operating cost. We believe we are positioned at the forefront of this change.

We provide a wide range of services for transportation authorities in major markets worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance. Significant regions where we currently provide services include London, Sydney, Brisbane, Sweden, Washington D.C., Los Angeles, San Francisco and Atlanta. CTS operates full service operation centers in North America, Europe and Australia. In 2013, revenues from services provided by CTS were $282.8 million, or 53% of CTS sales in 2013.

CTS is a prime contractor and has active projects worldwide, including in the New York (Metrocard®) / New Jersey (PATCO®, PATH Smartlink®) region, Chicago (Ventra®), Vancouver, Sydney (Opal®), Brisbane (go card®), the Frankfurt / RMV region, Sweden, the Washington, D.C. / Maryland / Virginia region (SmarTrip®), the Los Angeles region, the San Diego region, Miami, Minneapolis / St. Paul and Atlanta. In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enable us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

We are currently designing and building major new systems in Chicago, Sydney and Vancouver. Typically, profit margins during the design and build phase of major projects are lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design- and-build phase, until major milestones are reached and cash payments are received. This was the case in 2013, as we experienced negative cash flows from all three of these major projects. Each of these projects includes a ten-year operate and maintain period and we expect cash flows from these projects to be positive in future years.

Cash payment terms offered by our mass transit customers in a competitive environment are sometimes not favorable to us. The customers’ budget constraints often result in less funding available for the build of a new system, with more funds becoming available when the system becomes operational. This, coupled with the inherent risks in managing large infrastructure projects, can yield negative cash flows and lower and less predictable profit margins on contracts during the design and build phase. Conversely, during the operate-and-maintain phase, revenues and costs are typically more predictable and profit margins tend to be higher. Gross profit margins from services sales in CTS were 37% and 34% for fiscal years 2013 and 2012, respectively, and gross profit margin from product sales was 15% and 25% in 2013 and 2012, respectively. Thus, the trend toward more services revenues has helped to generate higher profit margins from the segment in recent years than in the past. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the next several years.

Most of our sales in CTS for fiscal year 2013 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer- requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For our contract for the new fare collection system for the Chicago Transit Authority, the contract specifies that we will not be paid until we enter the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2013, we had capitalized $69.0 million in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

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

MSS is focused on customers within the U.S. government, extending to the DoD, all branches of the U.S. Armed Services, the Department of Homeland Security, non-military agencies, and allied nations under FMS contracts funded by the U.S. government. MSS is the prime contractor at more than 40 military training and support facilities and supports more than 200,000 exercises and training events per year. The segment supports all four of the U.S. Army’s combat training centers (CTCs) comprised of: the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, which is the nation’s premier training center for light infantry forces; the National Training Center (NTC) in Fort Irwin, California, the Army’s premier heavy maneuver CTC; the Joint Multinational Readiness Center (JMRC) in Hohenfels, Germany, which is the U.S. Army Europe’s combat maneuver training center for realistic training from the individual to the brigade level; and the Mission Command Training Program (MCTP) in Fort Leavenworth, Kansas, which delivers mission command training to the Army’s senior commanders and is the Army’s only worldwide deployable CTC. We also currently provide and/or have provided defense modernization support for 13 NATO entrants in Central and Eastern Europe under FMS contracts.

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

For fiscal year 2013, NEK was slightly dilutive to our earnings per share after consideration of costs for transaction integration, retention, and the amortization of purchased intangibles. In fiscal year 2014, we anticipate that this acquisition should be accretive, and that NEK should contribute $45.0 million to $50.0 million in sales.

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

Our established international footprint in more than 35 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales from international customers of CDS have become a major part of our business with $148.5 million, or 41% of sales, in 2013 from international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through acquisitions made in 2010, and our additional investment in product development, we now supply asset visibility solutions for military and commercial supply chain logistics. This includes container tracking, yard management and shipment monitoring. In 2010, we also acquired cyber products that include a range of certified and accredited cross-domain transfer appliances that ensure secure and appropriate access to data and services from unclassified to top secret for defense, intelligence and homeland security customers. We have delivered training and simulation offerings to seven nations in the Asia-Pacific region and have positioned ourselves for certain anticipated contracts with the Australian Defense Forces. Through business acquisitions we made in 2013 we now offer live fire training solutions to US and international forces, further deepening our training capabilities and expanding our customer base, and we acquired a specialist engineering business with strong project management competencies in training range design, operations, communications, and safety requirements.

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

Gross profit margins from CDS were higher in 2012 and 2011 than in previous periods primarily due to favorable profit margins from certain foreign contracts. The gross profit margin in fiscal 2013 was 32%, compared to 35% in 2012 and 33% in 2011. While we expect to win significant new work in foreign markets in the future, we do not expect gross profit margins to match 2012 levels. We expect the gross profit margin to average 30% to 32% in the next several years. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

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

Comparison of fiscal years ended September 30, 2013 and 2012 and September 30, 2012 and 2011

Operating overview

Sales in 2013 were $1.361 billion compared to $1.404 billion in 2012, a decrease of 3%. Decreases in sales for MSS and CDS of 5% and 7%, respectively, were partially offset by a 1% increase in CTS sales. Consolidated sales in 2013 would have decreased by 5% without the addition of NEK, NextBus and two smaller businesses that were acquired during 2013. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $5.6 million in 2013 from 2012.

Sales increased 8% in fiscal 2012 over 2011, primarily due to sales growth of 21% and 3% in CTS and MSS, respectively, while CDS sales were essentially flat. Sales increased to $1.404 billion in 2012, compared to $1.302 billion in 2011, with all of the growth  coming from existing businesses. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $1.6 million in 2012 from 2011. See the segment discussions below for further information about segment sales.

Operating income was $40.7 million in 2013 compared to $136.2 million in 2012, a decrease of 70%. Operating income and operating margin percentages decreased in all three of our business segments. Decreased operating profits on decreased sales in Europe, as well as cost growth on contracts in Sydney and Vancouver contributed to the decrease in operating margins for CTS. CDS operating profits were negatively impacted in 2013 by lower margins on lower sales from a ground training system in the Far East, a $2.8 million write- down of inventory in our global asset tracking product line and $7.8 million of restructuring charges incurred in 2013. MSS recorded a $50.9 million goodwill impairment in 2013 as discussed in the MSS segment disclosures below. MSS also experienced a decrease in gross margins on a decrease in sales, particularly in the fourth quarter of 2013 due to lower training activity and continued pressure on bid prices. MSS bid rates have recently been impacted by the tougher competitive environment, where the “lowest price technically acceptable” bid often wins the contract award. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for 2013.

Operating income increased 15% to $136.2 million in 2012 compared to $118.6 million in 2011. CTS and CDS each contributed to the growth in operating income in 2012, while MSS operating income was down in 2012 from 2011. Growth in CTS sales was the  primary reason for the increase in operating income, while CDS operating income grew primarily due to a decrease in our investment  in cross domain and global asset tracking products in 2012 compared to 2011. The current competitive environment in the government services industry is driving MSS profit margins lower than in recent years, resulting in lower operating income. Operating results for MSS include an operating loss from Abraxas of $1.3 million in 2012, including amortization of intangible assets of $9.3 million, compared to a loss of $3.5 million in 2011, which included amortization of intangible assets of $8.2 million and acquisition costs of $0.7 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.7 million for 2012. See the segment discussions below for further information about segment operating income.

Net income attributable to Cubic decreased to $25.1 million ($0.94 per share) in 2013 from $97.4 million ($3.64 per share) in 2012. The decrease in net income attributable to Cubic was primarily due to the decrease in operating income as the result of a goodwill impairment charge of $50.9 million in 2013 and an increase in interest expense due to a higher average debt balance in 2013. Net income attributable to Cubic increased to $97.4 million ($3.64 per share) in 2012 from $86.0 million ($3.22 per share) in 2011. Higher net income year-over-year resulted primarily from the improvements in operating income, as described above.

The gross margin from product sales was 24% in 2013 compared to 31% in 2012. The decrease in gross margin percentage was primarily due to cost growth on transportation contracts in Sydney and Vancouver as well as a change in estimate that had occurred during 2012 related to a ground combat training range contract. Prior to 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million in 2012 because of this favorable change in estimate. Declining sales from more profitable CDA training system contracts were also responsible for the decrease in the product sales gross margin percentage in 2013. The gross margin from service sales was 21% in 2013 compared to 18% in 2012. The increase in service gross margin percentage was primarily caused by the change in mix of service sales between segments. More profitable CTS and CDA service sales increased in 2013 as a percentage of total service sales as compared to a heavier weighting of MSS sales as a percentage of service sales in 2012.

The gross margin from product sales was 31% in 2012, compared to 30% in 2011. Improved performance from our transportation systems business in 2012 in addition to the favorable change in estimate on the CDA training system contract described above primarily accounted for the increase. The gross margin from service sales was 18% in 2012 compared to 19% in 2011. Competitive pressures in the defense services business in 2012 contributed to the decrease in gross margin from 2011.

SG&A expenses increased to $165.2 million or 12% of sales in 2013 from $164.2 million or 12% of sales in 2012. The increase in SG&A expenses in 2013 was primarily due to $3.0 million of stock-based compensation recorded as SG&A expense during 2013 related to our long-term equity incentive award program which began in March 2013. In addition, $1.1 million of professional services costs were recognized in the first quarter of 2013 related to the restatement of our financial statements for the year ended September 30, 2012 and previous periods. In addition, we incurred $0.9 million of expenses in 2013 related to our secondary offering of outstanding shares that were sold by certain of our shareholders. Partially offsetting these increases in SG&A expenses was a 2013 reduction of SG&A expenses of $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. SG&A expenses increased to $164.2 million or 12% of sales in 2012, compared to $159.8 million or 12% of sales in 2011. The increase in SG&A expenses in 2012 reflects the overall growth of the business.

Company-sponsored R&D spending, related primarily to new transportation and defense technologies we are developing, totaled $24.4 million in 2013 compared to $28.7 million in 2012. Company-sponsored R&D spending for CDS decreased $5.8 million in 2013 while Company-sponsored R&D spending for CTS increased by $1.6 million in 2013. Company-sponsored R&D spending totaled $28.7 million in 2012 compared to $25.3 million in 2011. The increase in R&D expenditures in 2012 came from the transportation systems business, which increased R&D spending from $4.0 million in 2011 to $8.3 million in 2012. A significant portion of our product development spending is incurred in connection with the performance of work on our contracts. The amount of contract-required engineering and development activity in 2013 was approximately $68.3 million compared to $81.2 million in 2012 and $72.2 million in 2011; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $16.7 million in 2013 compared to $14.8 million in 2012 and $14.7 million in 2011. The increase in 2013 over 2012 and 2011 was primarily due to our acquisitions of NEK and NextBus in 2013.

Interest and dividend income was $1.6 million in 2013 compared to $3.0 million in 2012 and $2.6 million in 2011. The changes in interest and dividend income between these years were generally correlated with changes in the average cash balances held by our wholly owned subsidiaries in New Zealand and Australia. These foreign currency investments earned a higher interest rate than our other cash and short term investments.

Other income (expense) netted to income of $0.9 million in 2013 compared to $0.4 million in 2012 and $0.9 million in 2011. Fluctuations in other income are caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged. Interest expense was $3.4 million in 2013 compared to $1.6 million in 2012 and $1.5 million in 2011. The increase in interest expense in 2013 was due to an increase in our long-term borrowings.

Our effective tax rate for fiscal 2013 was 36% compared to 29% in fiscal 2012 and 28% in fiscal 2011. The increase in the effective tax rate between 2013 and 2012 reflects the unfavorable impact related to the goodwill impairment loss, because a large portion of our goodwill is not deductible for tax purposes and an increase in the valuation allowance against deferred tax assets, as described below. The American Taxpayer Relief Act of 2012 was enacted into law during fiscal year 2013 and reinstated the U.S. R&D tax credit retroactively from January 1, 2012 through December 31, 2013. The effective tax rate for fiscal 2013 reflects a benefit of $1.9 million related to fiscal 2012 resulting from the retroactive extension of the U.S. R&D tax credit. The annual effective tax rate for fiscal 2012 only reflected the U.S. R&D credit generated through December 31, 2011, the date on which the credit expired.

As of September 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year and future periods by each jurisdiction, to determine if a valuation allowance is required. With respect to Australia, a significant negative factor in our assessment at September 30, 2013 was the determination that our Australian operations had a three-year historical cumulative loss as of the end of the year. After considering our recent history of losses and future sources of taxable income in the near-term, we recorded a valuation allowance on our net deferred tax assets related to Australia, with a corresponding charge to our income tax provision, of approximately $4.0 million in the quarter ended September 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that   may exist.

Our effective tax rate increased in 2012 over 2011, primarily because of the expiration of the U.S. R&D tax credit on December 31, 2011 and additional tax of $2.8 million related to the repatriation of foreign earnings. In addition, fiscal 2012 reflected a benefit of $2.5 million due to the reversal of uncertain tax positions relating to statute expirations and settlements with tax authorities compared to $1.2 million in fiscal 2011. In addition, the fiscal 2011 effective tax rate reflected a tax benefit of $1.4 million related to fiscal 2010 resulting from the retroactive extension of the U.S. R&D tax credit.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment

Years ended September 30,	2013	2012	2011
		(in millions)
	(As Restated)	(As Restated)	(As Restated)
Transportation Systems Sales	$529.5	$522.2	$433.1

Transportation Systems Operating Income	$66.8	$84.6	$72.0

CTS sales increased 1% to $529.5 million in 2013 compared to $522.2 million in 2012. CTS generated higher sales on a contract for a suburban bus system near Chicago, and transit system contracts in Minneapolis, New York, and Washington D. C. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies contributed sales of $7.8 million for the year. In addition, during fiscal 2013, CTS recognized sales of approximately $2.0 million as a result of a contract claim that was settled related to services that were provided to a European customer between December 2011 and the second quarter of fiscal 2013. In 2013, CTS realized lower sales both from a contract to design and build a system in Sydney, and due to reduced work on a contract to design and build a system in Vancouver, B.C. Canada. In 2012, revenues were higher on the Vancouver and Sydney projects as we were producing a significant amount of the hardware for the systems, while in 2013 we were moving into in the latter stages of delivery for these systems. Also, during 2013, sales to train operating companies in the U.K. decreased. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.7 million for 2013 compared to 2012.

CTS sales increased 21% to $522.2 million in 2012 compared to $433.1 million in 2011. The overall increase in sales was primarily from work on our contracts in Sydney and Vancouver. In addition, sales were somewhat higher from our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. that were completed in 2011. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $2.6 million for 2012 compared to 2011.

CTS operating income decreased 21% in 2013 to $66.8 million compared to $84.6 million in 2012. During 2013 operating margins declined due to an increase in estimated costs to complete and implement systems in Sydney and Vancouver. The increased estimated costs for the Sydney contract primarily stems from an increase in estimated costs to install hardware on the customer’s transit system bus fleet, while the increased estimated costs on the Vancouver contract mainly relates to expected additional system software development costs. Changes in estimated costs on these two contracts decreased operating profit by approximately $16.2 million in the fourth quarter of 2013, and decreased net income by approximately $10.8 million ($0.41 per share). CTS operating margins were also affected by a decrease in work on U.K. development contracts in 2013. These decreases in operating income were partially offset by higher operating income on increased work on contracts in the U.S. previously described, as well as the sales recorded in the third quarter related to the European service contract claim settlement described above. In addition, operating income improved on a U.K. service contract due to higher annual system usage incentives. The operating loss from NextBus was $0.4 million for 2013 including acquisition-related costs of $0.2 million and amortization of intangible assets of $1.2 million. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in CTS operating income of $0.4 million for 2013 compared to 2012.

CTS operating income improved to $84.6 million in 2012 from $72.0 million in 2011, an increase of 18%. Improvements in operating income resulted from higher sales in Canada and the U.K. as mentioned above. In addition, profit margins improved from a service contract in California, where we received higher revenues based on increased system usage. Lower sales in the U.S. from the contracts that were completed in 2011 partially offset the growth in operating income, in addition to cost growth of $5.3 million on contracts in the U.S. and Europe. We also increased R&D spending in 2012 to $8.3 million, compared to $4.0 million in 2011, which limited growth in operating income. We are working on next generation transportation technologies that we believe will enhance our leading position in the industry. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.0 million for 2012 compared to 2011.

Mission Support Services Segment

Years ended September 30,	2013	2012	2011
		(in millions)
	(As Restated)	(As Restated)	(As Restated)
Mission Support Services Sales	$468.7	$491.4	$476.5

Mission Support Services Operating Income (Loss)	$(36.1)	$21.1	$23.9

MSS sales decreased 5% to $468.7 million in 2013 compared to $491.4 million in 2012. Sales in 2013 were lower on certain contracts due to a decrease in activity, including a contract to provide deployment/redeployment services and from training contracts for the U.S. military, and lower Abraxas sales.  The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were partially offset by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that added sales of $31.6 million for 2013. MSS sales would have decreased 11% without the acquisition of NEK. The current environment in defense services, including increased competition, an emphasis on small business awards, and the impact of spending cuts from sequestration, has led to contraction in MSS operations and may continue to do so in the near term.

MSS sales increased 3% to $491.4 million in 2012 compared to $476.5 million in 2011. Sales were higher from Abraxas in 2012, both due to growth of the business and because we acquired the business during the first quarter of 2011 and thus did not realize a full year of sales that year. Sales were also higher from our contract at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana and from our defense modernization business in Eastern Europe. The loss of training work for flight simulators, and at the U.S. Army Quartermaster Center and School, partially offset these sales increases.

MSS recorded an operating loss of $36.1 million in 2013 compared to operating income of $21.1 million in 2012. The change in the MSS operating income (loss) was primarily related to a $50.9 million goodwill impairment recorded in the fourth quarter of fiscal 2013. Our annual impairment test is performed each year as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The impacts of sequestration and other changes in the business environment did not cause significant impacts on MSS until late in 2013. During our strategic and financial planning process late in 2013, we made downward revisions in our estimates of future revenues and margins. As a result, in the fourth quarter of 2013 we estimated that there was a decline in the estimated fair value of MSS, which resulted in the recognition of an impairment of goodwill of $50.9 million. Excluding the goodwill impairment, in 2013, the decrease in operating income resulted from increased personnel costs on a flight simulator training contract, operating losses at NEK and Abraxas and the sales decreases described above. The NEK operating loss was $0.8 million for 2013, including acquisition-related costs of $0.6 million and amortization of intangible assets of $3.0 million. The Abraxas operating loss increased to $2.6 million in 2013 from $1.3 million in 2012 due to decreased activity and lower profit margins. In addition, MSS’ competitive environment has forced us to bid somewhat lower margins than in recent years in order to acquire positions on new contracts and retain positions on our existing contracts.

MSS operating income decreased 12% to $21.1 million in 2012 from $23.9 million in 2011. The loss of the contracts mentioned above contributed to lower operating income in 2012. The operating loss from Abraxas improved to $1.3 million in 2012, including amortization of intangible assets of $9.3 million, compared to $3.5 million in 2011, which included amortization of intangible assets   of $8.2 million and acquisition costs of $0.7 million.

Amortization of purchased intangibles included in the MSS results amounted to $12.5 million, $12.0 million, and $11.7 million in 2013, 2012 and 2011, respectively. The increases over the three years are due to the acquisitions of NEK in December 2012 and Abraxas in December 2010.

Defense Systems Segment

Years ended September 30,	2013	2012	2011
		(in millions)
	(As Restated)	(As Restated)	(As Restated)
Defense Systems Sales
Training systems	$306.3	$336.5	$337.9
Secure communications	56.7	52.9	52.8
	$363.0	$389.4	$390.7

Defense Systems Operating Income (Loss)
Training systems	$30.1	$39.7	39.0
Secure communications	(8.1)	(4.4)	(9.2)
Restructuring costs	(7.8)	—	—
	$14.2	$35.3	$29.8

Training Systems

Training systems sales decreased 9% in 2013 to $306.3 million compared to $336.5 million in 2012. Sales were lower in 2013 from ground combat training systems in the U.S., U.K., and the Far East as well as for sales of virtual small-arms training systems. In addition, the favorable change in estimate recognized in 2012 on a ground combat training range contract discussed in the operating income section below impacted the change in sales between 2013 and 2012. These decreases in sales were partially offset by increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. Higher sales of air combat training systems also partially offset the overall decrease in Training System sales for the year. Revenue from our new LCS courseware contract was $4.4 million in 2013. On July 1, 2013 we acquired certain assets of Advanced Interactive Systems and folded these operations into a new Defense Systems subsidiary, Cubic Range Design Solutions (CRDS). CRDS supplies live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces.  CRDS contributed sales of $2.0 million for 2013. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training systems sales of $1.1 million for 2013 over 2012.

Training systems sales decreased less than 1% in 2012 to $336.5 million from $337.9 million in 2011. The delivery of air combat training systems to a U.S. government customer in 2011 had resulted in significantly higher sales than in 2012. In addition, sales from a ground combat training system contract in the Far East were lower in 2012 than in 2011 and shipment of MILES equipment to the U.S. government decreased in 2012 compared to 2011. Partially offsetting these decreases were higher sales of our small arms training systems and higher sales from two ground combat training range contracts in Europe. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training system sales of $1.0 million for 2012 over 2011.

Operating income for training systems decreased 24% in 2013 to $30.1 million compared to $39.7 million in 2012. The decrease in operating income resulted primarily from a change in estimate that had occurred during 2012 related to a ground combat training  range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for 2012 because of this favorable change in estimate. Operating margins also decreased in 2013 on the lower sales of ground combat training systems described above, particularly due to decreases in sales to customers in the Far East. These decreases in operating income in 2013 were partially offset by higher operating income on increased sales of air combat training systems. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training systems operating income of $0.2 million for 2013 over 2012.

Operating income for training systems was $39.7 million in 2012 and $39.0 million in 2011. Operating income in 2012 included the impact of the $12.5 million favorable change in estimate described above. Offsetting this increase were lower operating profits on lower sales of air combat training systems, a ground combat training system in the Far East and MILES equipment. In addition, we incurred higher than previously expected costs in developing an instrumented training system for the U.S. Marine Corps in 2012. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training systems operating income of $0.3 million for 2012 compared to 2011.

Secure communications

During 2013, certain CDS product lines that were previously classified in an “Other” category have been reclassified into the “Secure communications” category. Prior year amounts have been reclassified to conform to the current year presentation.

Secure communications sales increased 7% in 2013 to $56.7 million compared to $52.9 million in 2012. Sales were higher from personnel locater systems for 2013 but were lower from power amplifier and data link products.

Secure communications sales increased slightly to $52.9 million in 2012 from $52.8 million in 2011. Sales of personnel locator systems and power amplifiers decreased in 2012, while sales of data links increased.

Operating losses increased to $8.1 million in 2013 from $4.4 million in 2012. In 2013 we incurred charges to cost of sales totaling $2.8 million for inventoried costs in excess of estimated realizable value for our global asset tracking product line. This inventory write-down related to global tracking products that were being manufactured in fiscal 2013 for anticipated contracts with the U.S. government for which the probability of contract award has diminished. The increase in operating losses in 2013 was also caused by cost growth on a development contract for a data link system.

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

Restructuring costs

In 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $7.8 million. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date unless market conditions worsen. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. We anticipate that operating margins will improve for CDS in fiscal 2014 with the leaner cost structure.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) represents net income attributable to Cubic before interest, taxes, non-operating income, goodwill impairment charges, depreciation and amortization. We believe that the presentation of Adjusted EBITDA included in this report provides useful information to investors with which to analyze our operating trends and performance and ability to service and incur debt. Also, Adjusted EBITDA is a factor we use in measuring our performance and compensating certain of our executives. Further, we believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of property, plant and equipment (affecting relative depreciation expense), goodwill impairment charges and non-operating expenses which may vary for different companies for reasons unrelated to operating performance. In addition, we believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income as a measure of performance. In addition, other companies may define Adjusted  EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Furthermore, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended September 30,
	2013	2012	2011
		(in thousands)
	(As Restated)	(As Restated)	(As Restated)
Reconciliation:
Net income attributable to Cubic	$25,086	$97,427	$86,044
Add:
Provision for income taxes	14,502	40,332	34,119
Interest expense (income), net	1,851	(1,392)	(1,027)
Other expense (income), net	(887)	(366)	(863)
Noncontrolling interest in income of VIE	183	204	310
Depreciation and amortization	25,359	22,857	22,341
Impairment of goodwill	50,865	—	—
ADJUSTED EBITDA	$116,959	$159,062	$140,924

Liquidity and Capital Resources

Operating activities used cash of $13.3 million in 2013, compared to using cash of $54.7 million in 2012 and providing cash of $129.1 million in 2011. In 2013, cash generated by earnings was more than offset by increases in accounts receivable of $19.0 million, long- term capitalized construction costs of $48.6 million, inventories of $19.9 million, and a decrease in accounts payable and other current liabilities of $25.6 million, which contributed to the overall use of cash for the year. Net accounts receivable grew on certain large contracts that we worked on in 2013 including transportation contracts in Australia and the U.S. In 2012, cash generated by net  income was more than offset by increases in accounts receivable of $123.0 million, long-term capitalized construction costs of $26.9 million, and a net decrease in customer advances of $55.8 million. The growth in accounts receivable in 2012 and reduction of customer advances related to several large contracts we worked on in 2012, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S., Far East and Middle East. In 2011, cash generated by earnings, decreases in accounts receivable of $2.0 million and inventories of $4.2 million, and increases in net customer advances of $32.7 million contributed to the positive results.

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

We have classified certain unbilled accounts receivable balances as non-current because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2013, this balance was $19.0 million compared to $21.9 million at September 30, 2012 and $23.6 million at September 30, 2011.

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

We also have a secured letter of credit facility agreement (Secured Letter of Credit Facility) with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2013 there were letters of credit outstanding under this agreement of $54.4 million. Of our total restricted cash of $69.4 million at September 30, 2013, $68.9 million of this amount was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit under the Revolving Credit Agreement described above.

As of September 30, 2013, we had letters of credit and bank guarantees outstanding totaling $89.6 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $12.4 million as of September 30, 2013, which primarily guarantee our payment of certain self-insured liabilities.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.9 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2013, no amounts were outstanding under these borrowing arrangements.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for Cubic to maintain certain interest coverage and leverage ratios and restrictions on Cubic’s and certain of its subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. These agreements also contain customary events of default, including, without limitation: (a) failure by Cubic to pay principal or interest on the Notes when due; (b) failure by Cubic or certain of its subsidiaries to comply with the covenants in the agreements; (c) failure of the representations and warranties made by Cubic or certain of its subsidiaries to be correct in any material respect; (d) cross-defaults with other indebtedness of Cubic or certain of its subsidiaries resulting in the acceleration of the maturity thereof; (e) certain bankruptcy and insolvency events with respect to Cubic or certain of its subsidiaries; (f) failure by Cubic or certain of its subsidiaries to satisfy certain final judgments when due; and (g) a change in control of Cubic, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable.

We intend to obtain financing in the future for the new fare collection system we have built for the Chicago Transit Authority, for which we have incurred capitalized costs totaling $69.0 million prior to receiving payments under the contract. In order to mitigate the risk of changes in interest rates prior to obtaining this financing, we have entered into a forward starting swap to reduce interest rate variability exposure for the projected interest rate cash flows. See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further information.

The accumulated deficit in other comprehensive loss decreased $17.9 million in 2013 primarily due to a decrease in the recorded liability for our pension plans of $13.5 million (after applicable income taxes) and a net unrealized gain from cash flow hedges of $3.8 million (after applicable income taxes). These adjustments resulted in a balance in accumulated other comprehensive loss of $2.8 million at September 30, 2013 compared to $20.7 million at September 30, 2012.

The net deferred tax asset balance was $27.7 million and $24.3 million at September 30, 2013 and 2012 respectively. The increase in the net deferred tax asset during 2013 was the result of the reduction in the deferred tax liability related to the book and tax basis difference of intangible assets as a result of recording the goodwill impairment. We expect to generate sufficient taxable income in the future such that the net deferred tax asset will be realized.

Our financial condition remains strong with net working capital of $496.7 million and a current ratio of 3.0 to 1 at September 30, 2013. We expect that cash on hand, our revolving credit agreement and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. In addition to short-term borrowing arrangements we have in New Zealand and Australia, we have a committed five-year credit facility from a group of financial institutions in the U.S., aggregating $200 million. This agreement will expire in May 2017. As of September 30, 2013, $23.5 million of this capacity was used for letters of credit, leaving an additional $176.5 million available. Our total debt to capital ratio at September 30, 2013 was 15%. In addition, our cash and cash equivalents, including restricted cash, totaled $273.3 million at September 30, 2013 which exceeded our total debt by $170.4 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

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

Quarterly Results — Quarters ended December 31, 2012 and 2011 (first fiscal quarter)

Consolidated Overview

Sales for the quarter ended December 31, 2012 were $314.8 million compared to $319.9 million in the quarter ended December 31, 2011 and $282.3 million in the quarter ended December 31, 2010. These amounts represented a quarter-over-quarter decrease of 2% in the first quarter of fiscal 2013 and an increase of 13% in the first quarter of fiscal 2012. CTS sales decreased 6% in 2013 after having increased 45% in 2012. CDS sales decreased 4% and 11% in 2013 and 2012, respectively. MSS sales increased 5% and 9% in 2013 and 2012, respectively. The sales generated by the operations of NEK, which was acquired on December 14, 2012, were not significant for the first quarter of fiscal 2013. See the segment discussions following for further analysis of segment sales.

Operating income was $20.5 million in the first quarter of fiscal 2013 compared to $29.9 million in the first quarter of fiscal 2012 and $25.4 million in the first quarter of fiscal 2011. CTS operating income decreased 24% in 2013 after having increased 43% in 2012. MSS operating income decreased 7% and 12% in 2013 and 2012, respectively. CDS operating income decreased 75% in 2013 and 24% in 2012. NEK’s operating loss for the first quarter of 2013 was $0.5 million, which included transaction costs of $0.4 million. Corporate and other costs for the first quarter of 2013 were $0.4 million compared to $0.6 million in 2012 and $1.6 million in 2011. See the segment discussions following for further analysis of segment operating income.

Adjusted EBITDA for the first quarter of fiscal 2013 was $25.2 million, compared to $35.8 million in the first quarter of fiscal 2012 and $29.3 million in the first quarter of fiscal 2011. The decrease in the first quarter of fiscal 2013 was primarily due to lower operating income in all three segments. The increase in the first quarter of fiscal 2012 was primarily due to higher operating income in CTS, partially offset by lower operating income from the other two segments. See below for a reconciliation of this non-GAAP metric to net income and see the explanation above for why we believe it to be an important measure of performance.

Net income attributable to Cubic for the first quarter of fiscal 2013 was $14.2 million, or 53 cents per share, compared to $22.3 million, or 83 cents per share in 2012 and $18.0 million, or 67 cents per share in 2011. Net income decreased in 2013 from 2012 due primarily to a decrease in operating income, a decrease in other income and an increase in interest expense. These decreases were partially offset by lower income tax expense due to the decrease in income before income taxes, although the effective tax rate in the first quarter of fiscal 2013 was slightly higher, as described below. Included in other income was a net foreign currency exchange gain of $0.1 million in the first quarter of fiscal 2013 compared to a gain of $1.2 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest to the court on behalf of a party that had filed claims against us. Net income in the first quarter of fiscal 2012 increased over 2011 primarily due to higher operating income and also due to higher interest and dividend income and higher other income. These increases were partially offset by higher income tax expense due to the increase in income before taxes.

Our gross margin percentages on products and services did not change significantly between the first quarter of 2012 and 2013. However, product sales decreased $19.5 million, or 13%, while services sales increased by $14.4 million, or 9% between the first quarter of 2012 and 2013. Product sales increased $22.0 million, or 17%, while services sales increased by $15.6 million, or 10% between first quarter of 2011 and 2012. The lower gross margin percentage on services sales contributed to gross profits that were $1.1 million lower in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in our gross margin percentage on product sales in the first quarter of 2012 over 2011 was primarily due to cost growth on two CTS design and build contracts, one in North America and one in Europe, totaling $2.2 million and a lower gross margin from CDS contacts in the Far East and Europe.

SG&A expenses increased in the first quarter of 2013 to $40.9 million compared to $35.2 million in 2012 and $38.1 million in 2011. As a percentage of sales, SG&A expenses were 13% for the first quarter of 2013 compared to 11% in 2012 and 14% in 2011. SG&A expenses in the first quarter of fiscal 2013 increased in all business segments over 2012 primarily due to higher selling and marketing costs, and increased information technology costs. In addition, during the first quarter of 2013 we incurred $1.1 million of professional services costs in connection with the restatement of our consolidated financial statements for the year ended September 30, 2012 and previous periods. Also, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an  insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. In addition, SG&A expenses for NEK were $0.5 million for the first quarter of 2013. SG&A expenses in the first quarter of 2011 included $0.7 million of costs related to the Abraxas acquisition.

Company funded R&D expenditures, which mainly relate to new defense technologies we are developing, increased to $5.8 million for the first quarter of 2013 compared to $4.9 million in 2012 and $6.3 million in 2011. Amortization of purchased intangibles decreased in the first quarter of 2013 to $3.6 million compared to $4.0 million in the first quarter of 2012 and $2.0 million in the first quarter of 2011. These fluctuations primarily reflect changes in the amortization expense for certain intangible assets related to our acquisition of Abraxas in December 2010 that are being amortized using accelerated amortization methods. The decrease in amortization expense in the first quarter of fiscal 2013 was partially offset by the amortization of intangible assets recorded in connection with our acquisition of NEK in December 2012, which totaled $0.2 million in the first quarter of fiscal 2013.

Based on the tax law that was in effect at the end of the first quarter of fiscal 2013, we estimated our annual effective tax rate would be approximately 30%, which is reflected in the tax provision for the first quarter of 2013.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. R&D tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the second quarter of fiscal 2013. Therefore, the expected tax benefit resulting from such reinstatement for fiscal 2013 will not be reflected in our estimated annual effective tax rate for fiscal 2013 until the second fiscal quarter. Additionally, we expect to record a discrete tax benefit of approximately $1.7 million in the second quarter of fiscal 2013 related to the reinstatement of the U.S. R&D tax credit for fiscal 2012. After consideration of both of these items, we estimated our annual effective income tax rate for fiscal 2013 would be approximately 26%. The effective rate for fiscal 2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended December 31,
	2012	2011	2010
	(in millions)
	(As Restated)	(As Restated)	(As Restated)
Transportation Systems Segment Sales	$121.2	$128.5	$88.6

Transportation Systems Segment Operating Income	$15.2	$20.0	$14.0

CTS sales decreased 6% in the first quarter of 2013 to $121.2 million compared to $128.5 million in 2012, which represented a 45% increase over 2011 first quarter sales of $88.6 million. The primary reason for the decrease in sales was due to reduced work on a contract to design and build a system in Vancouver. In the first quarter of fiscal 2012, revenues were higher on the project as we were producing a significant amount of the hardware for the system, while in the first quarter of fiscal 2013 we were in the latter stages of the system delivery. This decrease was partially offset by higher sales in the first quarter of fiscal 2013 from a contract to design and build a system in Sydney. In addition to Vancouver, sales were higher in the first quarter of fiscal 2012 compared to 2011 due to work on the contract in Sydney, and our contracts in the U.K. Partially offsetting these increases in 2012 were lower sales from design and build projects in the U.S. compared to the first quarter of 2011. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $2.7 million when comparing exchange rates in the first quarter of 2013 to the first quarter of 2012. Such exchange rates resulted in an increase in sales of $0.7 million in the first quarter of 2012 compared to the first quarter of 2011.

Operating income from CTS decreased 24% in the first quarter of fiscal 2013 to $15.2 million, compared to $20.0 million in 2012, which represented a 43% increase over 2011 first quarter operating income of $14.0 million. In the first quarter of fiscal 2013 we incurred costs related to our contract in Sydney to transition portions of the system into full operations, for which revenues were not sufficient to cover our costs of servicing the system. This situation should improve as the systems complete the transition phase and move into full operations. In addition, we realized lower margins on certain projects in the U.K. during the first quarter of 2013 than we had earned on similar projects in the first quarter of 2012. These decreases in operating income were partially offset by sales of certain higher margin fare system products in North America. Higher sales from Vancouver and U.K. contracts, in addition to improved margins from a service contract in North America contributed to the increase in 2012 operating income. Partially offsetting these increases was cost growth of $2.2 million related to contracts in the U.S. and Europe. In addition, profit margins were lower in 2012 than in 2011 because the growth in sales came largely from new contracts that are at an early stage of development, realizing lower margins than our other, more mature, contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.3 million when comparing exchange rates in the first quarter of 2013 to the first quarter of 2012. Such exchange rates did not have a material impact on operating income when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011.

Mission Support Services Segment (MSS)

	Three Months Ended December 31,
	2012	2011	2010
	(in millions)
	(As Restated)	(As Restated)	(As Restated)
Mission Support Services Segment Sales	$113.4	$107.5	$98.8

Mission Support Services Segment Operating Income	$4.2	$4.5	$5.1

Sales from MSS increased 5% to $113.4 million in the first quarter of 2013, from $107.5 million in 2012, after increasing 9% in 2012 from $98.8 million in the first quarter of 2011. Sales growth in the first quarter of 2013 was driven by an increase in activity at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana and by higher Abraxas sales. These increases were partially offset by lower sales due the loss of a contract in 2012 for flight simulator training work, because of a lower bid by a competitor. The sales generated by the operations of the newly acquired NEK business were not significant for the quarter. The acquisition of Abraxas added $19.2 million to sales for the first quarter of fiscal 2012 compared to only $1.3 million in the first quarter of fiscal 2011, the quarter in which we acquired Abraxas. Sales growth in 2012 was also driven by increased activity in support of instruction and maintenance of flight simulators. Partially offsetting these sales improvements was a decrease in activity during the first quarter of 2012 at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, from a contract at the U.S. Army’s Quartermaster Center and School, and from other training and education contracts.

MSS operating income decreased 7% to $4.2 million in the first quarter of fiscal 2013 from $4.5 million in the first quarter of 2012, and decreased 12% in 2012 compared to $5.1 million in 2011. The loss of the training work for flight simulators described above had  a negative impact on operating income for the first quarter of fiscal 2013, and cost growth on a training contract in Europe also contributed to the decrease in margins. In addition, NEK had an operating loss of $0.5 million in the first quarter of fiscal 2013 primarily due to the incurrence of $0.4 million of acquisition-related costs. These decreases in operating profits were partially offset  by increased margins on increased Abraxas sales. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the first three months of fiscal 2012. Abraxas incurred an operating loss of $0.8 million for the first quarter of 2012, which included $2.6 million of amortization of intangible assets. Abraxas incurred an operating loss of $0.8 million in the first quarter of 2011, mainly from acquisition related costs.  The amortization expense for MSS intangible assets was $2.9 million in the first quarter of fiscal 2013, $3.3 million in the first quarter of fiscal 2012 and $1.2 million in the first quarter of fiscal year 2011.

Defense Systems Segment (CDS)

	Three Months Ended December 31,
	2012	2011	2010
	(in millions)
	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$64.4	$65.1	$81.3
Secure communications	15.6	18.6	13.2
	$80.0	$83.7	$94.5

Defense Systems Segment Operating Income
Training systems	$2.8	$4.8	$10.4
Secure communications	(1.3)	1.2	(2.5)
	$1.5	$6.0	$7.9

Training Systems

Training systems sales decreased 1% in the first quarter of 2013 to $64.4 million compared to $65.1 million in the first quarter of 2012, after having decreased 20% in 2012 from $81.3 million in the first quarter of 2011. Increased sales of air combat training systems in the first quarter of fiscal 2013 were nearly offset by decreased sales of small arms training systems in the Middle East and to the U.S. government. Ground combat training sales in the U.S. and the Far East were lower for the first quarter of fiscal 2012 compared to 2011. Partially offsetting these decreases in the first quarter of 2012 were higher air combat training sales to a customer in the Far East and higher ground combat training sales on a contract with a customer in Europe. In the first quarter of both 2011 and 2012 we recorded revenues equal to costs on this ground combat training contract because we were working under a contractual arrangement without a firm contract price or scope of work. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.6 million when comparing exchange rates in the first quarter of 2013 to the first quarter of 2012. Such exchange rates resulted in an increase in sales of $0.1 million for the first quarter of 2012 compared to the first quarter of 2011.

Operating income decreased 42% for the first quarter of fiscal 2013 to $2.8 million, compared to $4.8 million in the first quarter of 2012, after having decreased 54% in 2012 from $10.4 million in the first quarter of 2011. The decreases in operating income in the  first quarter of fiscal 2013 were the result of decreased sales of the relatively high margin small arms training systems. Also, although total sales of air combat training systems increased in the first quarter of fiscal 2013, sales of higher margin air combat training  systems to a customer in the Far East decreased, which decreased overall margins from air combat training systems. Lower sales in 2012 of ground combat training systems in the U.S. and Far East primarily caused the decrease in operating income from the first quarter of 2011, in addition to a lower profit margin from contracts in the Far East and Europe. The lower margin was partially caused by the ground combat training system contract where we recorded sales equal to costs, as described above. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a material impact on operating income   when comparing exchange rates in the first quarter of 2013 to the first quarter of 2012 and when comparing exchange rates in the first quarter of 2012 to the first quarter of 2011.

Secure Communications

Secure communications sales decreased 16% in the first quarter of 2013 to $15.6 million from $18.6 million in the first quarter of 2012, after having increased 41% in 2012 from $13.2 million in the first quarter of 2011. The operating loss was $1.3 million in the first quarter of 2013 compared to an operating profit of $1.2 million in 2012, and an operating loss of $2.5 million in 2011. Decreased profitability on lower data link sales, including the impact of a $1.2 million cost increase on a U.S. government contract, contributed   to the decrease in operating income in the first quarter of fiscal 2013. Sales and operating profits were also lower from power amplifiers and personnel locater systems in 2013. In the first quarter of 2012, higher profit margins on higher sales of personnel  locator systems and data link products contributed to improved operating income. In addition, increased sales of global asset tracking products decreased the operating losses that resulted from our continued investment in the development and marketing of this product line.

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended
	December 31,
	2012	2011	2010
	(in thousands)
	(As Restated)	(As Restated)	(As Restated)
Reconciliation:
Net income attributable to Cubic	$14,241	$22,264	$18,038
Add:
Provision for income taxes	5,869	8,956	6,457
Interest expense (income), net	428	(402)	(437)
Other expense (income), net	(102)	(923)	1,208
Noncontrolling interest in income of VIE	73	45	121
Depreciation and amortization	4,718	5,832	3,868
ADJUSTED EBITDA	$25,227	$35,772	$29,255

Liquidity and Capital Resources

Operating activities used cash of $26.1 million for the first quarter of 2013. Operating activities used cash of $38.4 million in the first quarter of 2012 and provided cash of $15.0 million in the first quarter of 2011. Increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable and other current liabilities contributed to the use of cash in 2013. All three segments contributed to the use of cash from operating activities. Increases in accounts receivable and decreases in accounts payable, other current liabilities and customer advances resulted in the use of cash in 2012, with all three segments contributing to the use of cash. A significant portion of the cash used in 2012 was in the transportation segment for expenditures related to large contracts in Australia and Canada.

Investing activities for the first three months of fiscal 2013 included $33.1 million of cash paid related to the acquisition of NEK and capital expenditures of $1.4 million.

Financing activities for the first three months of fiscal 2013 included scheduled payments on our long-term debt of $4.1 million. The first half of fiscal 2013 also included $25.0 million of proceeds from short-term borrowings on our revolving line of credit.

We have a Revolving Credit Agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017. The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2012, there were borrowings of $25.0 million under this agreement, of which $5.0 million was repaid in February 2013. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at December 31, 2012). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $42.4 million, which reduce the available line of credit to $132.6 million.

We also have a Secured Letter of Credit Facility with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2012 there were letters of credit outstanding under this agreement of $63.4 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $66.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

Our financial condition remained strong with working capital of $396.7 million and a current ratio of 2.4 to 1 at December 31, 2012. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Quarterly Results — Three- and six-month periods ended March 31, 2013 and 2012

Consolidated Overview

Sales for the quarter ended March 31, 2013 increased 7% to $368.6 million from $343.8 million in the quarter ended March 31, 2012. Sales in the second quarter of fiscal year 2012 decreased 2% from 2011 sales of $350.2 million. CDS sales and CTS sales increased 28% and 5%, respectively, in fiscal 2013 compared to the second quarter of 2012, while MSS sales decreased 4%. Sales from CTS also increased in the second quarter of 2012, while MSS and CDS sales decreased. Abraxas added sales of $17.0 million to MSS sales in the second quarter of 2012, compared to $14.2 million in the second quarter of 2011. Abraxas was acquired in the first quarter of fiscal 2011.

For the first six months of fiscal year 2013, sales increased to $683.4 million compared to $663.7 million in 2012, an increase of 3%. Sales for the first half of 2012 were 5% higher than sales of $632.5 million in the first half of 2011. CDS sales increased 12% in 2013 compared to the first six months of 2012, while CTS and MSS sales remained relatively consistent for these periods. The sales generated by businesses we acquired during 2013 totaled $10.6 million and $11.1 million for the three- and six-month periods ended March 31, 2013, respectively. Sales from CTS and MSS increased in the first half of 2012, while CDS sales decreased. The  acquisition of Abraxas added $36.2 million to MSS sales for the six-month period of 2012 compared to $15.5 million in 2011. See the segment discussions following for further analysis of segment sales.

Operating income was $37.4 million in the second quarter of 2013 compared to $35.9 million in the second quarter of 2012, an  increase of 4%. Operating income for the second quarter of 2012 was 16% lower than operating income of $42.7 million in the second quarter of 2011. CTS operating income increased 32% in the second quarter of 2013, while MSS operating income decreased 22% and CDS operating income decreased 100% compared to the second quarter of 2012. CDS operating income for the second quarter included $6.1 million of restructuring costs related to severance pay and benefits. Businesses we acquired in 2013 generated operating losses of $0.6 million for the quarter, including $0.2 of transaction-related costs. For the second quarter of 2012, operating income decreased in all three segments compared to the second quarter of 2011. Unallocated corporate and other costs for the second quarter of 2013 were $1.5 million compared to $1.6 million in 2012 and $1.9 million in 2011.

Operating income for the first six months of 2013 decreased 12% to $57.9 million from $65.9 million in 2012. Operating income for the first half of 2012 was 3% lower than operating income of $68.1 million in the first half of 2011. CDS and MSS operating income decreased 88% and 14%, respectively, in 2013 compared to the first six months of 2012, while CTS operating income increased 8%. CDS operating results for the six-month period included the restructuring charge mentioned above. Businesses we acquired in 2013 generated operating losses of $0.8 million for the six months ended March 31, 2013, including $0.6 million of transaction-related costs. Operating income decreased from CDS and MSS in the first half of 2012, while CTS operating income increased slightly from 2011. Unallocated corporate and other expenses for the first six months of the fiscal year were $1.9 million for 2013, $2.2 million for 2012 and $3.5 million for 2011. See the segment discussions following for further analysis of segment operating income.

Adjusted EBITDA for the second quarter of fiscal 2013 was $44.3 million, compared to $41.4 million in the second quarter of fiscal 2012 and $48.9 million in the second quarter of fiscal 2011. For the first six months of the fiscal year, Adjusted EBITDA decreased to $69.5 million in 2013 compared to $77.2 million in 2012 and $78.2 million in 2011. The changes in Adjusted EBITDA for the quarter and six-month period ended March 31, 2013 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and see the explanation above for why we believe it to be an important measure of performance.

Net income attributable to Cubic for the second quarter of fiscal 2013 increased to $29.7 million, or $1.11 per share, compared to $25.9 million, or 97 cents per share in 2012 and $30.2 million, or $1.13 per share in 2011. Net income in 2013 increased for the quarter due to an increase in operating income, and a decrease in income tax expense, which was impacted by the decrease in the effective income tax rate, as described below. The impact of these items was partially offset by a decrease in interest and dividend income and an increase in interest expense. Net income decreased for the second quarter of 2012 due to a decrease in operating income, primarily from CDS.

For the first six months of 2013, net income attributable to Cubic decreased to $43.9 million, or $1.64 per share, from $48.1 million, or $1.80 per share in 2012 and $48.3 million, or $1.81 per share in 2011. The decrease in net income in 2013 for the six-month period was primarily due to a decrease in operating income, partially offset by a decrease in income tax expense. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest  to the court on behalf of a party that had filed claims against us. Also, interest and dividend income decreased for the six-month period based upon the decrease in our average cash balances over the first six months of 2013. Included in other income was a net foreign currency exchange loss of $0.2 million in the first six months of 2013 compared to a gain of $1.5 million in 2012 and a loss of $1.6 million in 2011, before applicable income taxes. Net income decreased for the first six months of 2012 due to a decrease in operating income, primarily from CDS. The effective tax rate for the first half of 2012 increased from 2011, also resulting in lower net income   in the first six months of 2012 compared to 2011.

Our gross margin percentages on product sales decreased to 29% in the second quarter of 2013 from 32% in 2012, which had  increased from 31% in 2011. For the first six months of fiscal year 2013, gross margin percentages on product sales decreased to 28% from 29% in 2012 and 32% in 2011. The decrease in gross margin percentages in 2013 were primarily due to decreases in CDS sales of air and ground combat training systems to customers in the Far East. The decrease in gross margin percentages on product sales in 2012 were primarily due to the growth in sales from new CTS design and build contracts that were in an early stage of development and were realizing lower margins than our other, more mature, CTS contracts and due to cost growth on two CTS design and build contracts, one in North America and one in Europe, totaling $2.8 million for the first half of 2012.

Our gross margin percentages on service sales increased to 24% in the second quarter of 2013 from 22% in 2012 and 2011. For the first six months of fiscal year 2013, gross margin percentages on service sales increased to 22% from 21% in 2012 and 20% in 2011. The increase in the gross margin percentages on services sales for the three- and six-month periods ended March 31, 2013 is the result of the increase in CTS service sales as a percentage of our total service sales. CTS service sales have a higher gross margin percentage than service sales from our other segments.

SG&A expenses decreased in the second quarter of 2013 to $41.3 million compared to $43.0 million in 2012 and $38.5 million in 2011. For the six-month period of 2013, SG&A increased to $82.3 million compared to 78.3 million in 2012 and $76.7 million in 2011. As a percentage of sales, SG&A expenses were 11% for the second quarter of 2013 compared to 13% in 2012 and 11% in 2011. For the six-month period SG&A expenses were 12% in all three years. The higher SG&A expense in the second quarter of 2012 was primarily due to a $2.9 million provision for a legal claim that was accrued for in that period. Selling and marketing costs in the  second quarter of 2013 were slightly lower than in 2012; however, selling and marketing costs for the six-month period ended March 31, 2013 were higher than in 2012. In the second quarter of 2013 we incurred expenses of $0.7 million in preparation for a secondary offering of currently outstanding shares for certain of our shareholders. During the first quarter of 2013 we incurred $1.1 million of professional services costs in connection with the restatement of our consolidated financial statements for the year ended September 30, 2012 and previous periods. Also, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. SG&A expenses in businesses that we acquired in 2013 were $1.1 million for the second quarter and $1.6 million for the first six months of 2013.

Company funded R&D expenditures, which mainly relate to new defense technologies we are developing, were $7.1 million for the second quarter of 2013 compared to $8.1 million in 2012 and $5.3 million in 2011, and were $12.9 million for the six-month period in 2013 compared to $13.0 million in 2012 and $11.5 million in 2011. Amortization of purchased intangibles increased for the second quarter of 2013 to $4.3 million compared to $3.7 million in 2012, which had decreased from $4.3 million in 2011. The increase in 2013 was due to the amortization of intangible assets related to businesses purchased during 2013. Amortization of purchased intangibles for the first six months of 2013 increased to $7.8 million from $7.7 million in 2012 and $6.4 million in 2011.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. R&D tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the second quarter of fiscal 2013. Therefore, the tax benefit resulting from the reinstatement for fiscal 2013 was reflected in our estimated annual effective tax rate for fiscal 2013 in the second fiscal quarter. Additionally, we recorded a discrete tax benefit of approximately $1.9 million in the second quarter of fiscal 2013 related to the reinstatement of the U.S. R&D tax credit for fiscal 2012. After consideration of both of these items, we estimated our annual effective income tax rate for fiscal 2013 would be approximately 25%. The effective rate for fiscal 2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Six Months Ended March 31,			Three Months Ended March 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Transportation Systems Segment Sales	$263.6	$263.8	$201.2	$142.4	$135.3	$112.6

Transportation Systems Segment Operating Income	$50.5	$46.7	$42.7	$35.3	$26.7	$28.7

CTS sales increased 5% in the second quarter of 2013 to $142.4 million compared to $135.3 million in 2012, which represented a 20% increase over 2011 second quarter sales of $112.6 million. For the six-month period, sales remained relatively consistent at $263.6 million in 2013 compared to $263.8 million in 2012, which had increased 31% over 2011 sales of $201.2 million for such period. During the quarter and six months ended March 31, 2013, CTS generated higher sales from contracts in the U.K., including higher annual system usage incentives on a significant U.K. contract that were recognized in the second quarter, as well as higher sales on a contract for a suburban bus system near Chicago. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies, contributed sales of $1.5 million for the quarter. For the quarter and six-month period CTS realized lower sales both from a contract to design and build a system in Sydney and due to reduced work on a contract to design and build a system in Vancouver. Sales for the quarter and the six-month period ended March 31, 2012, were higher than in 2011 due to work on the contracts in Sydney and Vancouver, and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the second quarter and six-month period of 2011. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $1.6 million for the second quarter of 2013 and an increase in sales of $1.1 million for the six-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in an increase in sales of $0.9 million for the second quarter of 2012 and $1.6 million for the six-month period, compared to 2011.

CTS operating income increased 32% in the second quarter of 2013 to $35.3 million compared to $26.7 million in 2012, which represented a 7% decrease from 2011 second quarter operating income of $28.7 million. For the six-month period, operating income increased 8% in 2013 to $50.5 million from $46.7 million in 2012, which had increased 9% over 2011 first half operating income of $42.7 million. The increases in operating income for the quarter and six-month period of 2013 were primarily due to higher sales from our contracts the U.K., including higher annual system usage incentives from the U.K. contract described above. In addition, sales increased during the quarter and six-month period on certain higher-margin products and services that we provide in Australia. In recent quarters, including the first quarter of 2013 we were incurring costs related to our contract in Sydney to transition portions of  the systems into operations, for which revenues were not sufficient to cover our costs of servicing the system. This situation began to improve in the second quarter of 2013 as portions of the systems were moving through the transition phase towards operations. The operating loss from NextBus was $0.3 million in the second quarter of 2013, including costs of the acquisition totaling $0.2 million. The improvement in 2012 operating income came from higher profit margins on a service contract in North America and from increased operating income on higher sales from the Vancouver contract. Partially offsetting these improvements was the $2.9 million claim provision mentioned above and cost growth on contracts in the U.S. and Europe that reduced operating income by $2.8 million for the six-month period of 2012.  The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for the second quarter of 2013 and an increase in operating income of $0.1 million for the six-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in a decrease in operating income of $0.2 million for the second quarter and the six-month period compared to 2011.

Mission Support Services Segment (MSS)

	Six Months Ended March 31,			Three Months Ended March 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mission Support Services Segment Sales	$235.6	$234.4	$231.9	$122.2	$126.9	$133.1

Mission Support Services Segment Operating Income	$7.8	$9.1	$10.2	$3.6	$4.6	$5.1

MSS sales decreased 4% in the second quarter of 2013 to $122.2 million compared to $126.9 million in 2012, which had decreased  5% from 2011 sales of $133.1 million. Sales increased 1% for the six-month period to $235.6 million in 2013 from $234.4 million in 2012, after increasing 1% from sales of $231.9 million in 2011. Sales in the quarter and six-month period in 2013 were lower from certain contracts, including at the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana due to lower activity. The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were partially offset for the quarter and were more than offset for the six-month period by increases in sales on certain Abraxas contracts, and by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that generated sales of $9.1 million and $9.6 million in the three- and six-month periods ended March 31, 2013, respectively. Sales growth for the six-month period of 2012 was driven by the acquisition of Abraxas in December 2010, which added $36.2 million to sales in 2012 compared to $15.5 million in 2011. Abraxas sales for the second quarter of 2012 were $2.8 million higher than in the second quarter of 2011. Sales decreased for the 2012 second quarter and six-month period from training and education contracts due to the migration of certain contracts to small businesses where we are now in a subcontractor role. In addition, earlier in 2012 we lost a contract in a competitive bid situation, for support of simulation trainers that we had performed for several years.

MSS operating income decreased 22% in the second quarter of 2013 to $3.6 million compared to $4.6 million in 2012, which represented a 10% decrease from 2011 second quarter operating income of $5.1 million. For the six-month period, operating income decreased 14% in 2013 to $7.8 million from $9.1 million in 2012, which had decreased 11% from 2011 first half operating income of $10.2 million. The decreased operating income in 2013 primarily resulted from increased personnel costs on a flight simulator training contract and the loss of contracts described above. In addition, NEK had an operating loss of $0.3 million for the quarter and $0.5 million for the six-month period ended March 31, 2013, including acquisition-related costs of $0.4 million. Lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the quarter and six-month period in 2012 compared to 2011. The competitive environment in the government services industry is driving profit margins somewhat lower than in recent years, especially on contracts where we must compete for task orders on a regular basis.

Defense Systems Segment (CDS)

	Six Months Ended			Three Months Ended
	March 31,			March 31,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$152.7	$136.0	$172.9	$88.3	$70.9	$91.6
Secure communications	31.2	29.0	25.7	15.6	10.4	12.5
	$183.9	$165.0	$198.6	$103.9	$81.3	$104.1
Defense Systems Segment Operating Income
Training systems	$9.5	$12.8	$24.2	$6.7	$7.9	$13.8
Secure communications	(1.9)	(0.5)	(5.5)	(0.6)	(1.7)	(3.0)
Restructuring costs	(6.1)	—	—	(6.1)	—	—
	$1.5	$12.3	$18.7	$—	$6.2	$10.8

Training Systems

Training systems sales increased 25% in the second quarter of 2013 to $88.3 million compared to $70.9 million in 2012, which had decreased 23% from 2011 sales of $91.6 million. Sales increased 12% for the six-month period to $152.7 million in 2013 from $136.0 million in 2012, after decreasing 21% from sales of $172.9 million in 2011. Sales increased in the second quarter and the first half of fiscal 2013 from air combat training systems and increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. These increases were partially offset by lower ground combat training system sales in the Far East in the second quarter and six months ended March 31, 2013. In addition, the increase in sales for the six-month period were partially offset by lower sales in the first quarter of 2013 from air combat training systems in the Far East, and a ground combat training system contract in the U.K. Ground combat training sales in the U.S. and the Far East were lower in 2012 than in 2011 for the quarter and the six-month periods. In addition, we continued to record revenues equal to costs on a ground combat training system in Europe in 2012 because we were working under a contract without a firm contract price or scope of work. Partially offsetting these decreases in the quarter and six-month period of 2012 were higher sales from new ground combat training systems contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.2 million for the second quarter of 2013 and $0.7 million for the six-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in an increase in sales of $1.0 million for the second quarter of 2012 and $1.1 million for the six-month period,  compared to 2011.

Operating income decreased 15% in the second quarter to $6.7 million in 2013 compared to $7.9 million in 2012, which was 43% lower than second quarter of 2011 operating income of $13.8 million. For the six-month period of 2013, operating income decreased 25% to $9.5 million from $12.8 million in 2012, after decreasing 48% in the first half of 2012 from $24.2 million in 2011. Although the increased sales of air combat training systems in the U.S. increased operating income for the quarter and six-month period ended March 31, 2013, these increases were more than offset by decreases in operating income on decreased sales of ground combat training systems in the Far East. Also, for the six months ended March 31, 2013, although total sales of air combat training systems were higher, the operating margin for air combat training systems sales was lower than in 2012 because sales of higher margin air combat training systems to a customer in the Far East decreased in the first quarter of 2013. Operating margins on a ground combat training systems service contract in the U. K. improved for the quarter and six months ended March 31, 2013 due to decreasing costs as the contract matures. Lower sales in 2012 of higher margin air and ground combat training systems to customers in the Far East, and lower sales of ground combat training systems in the U.S. were the primary cause of the decreased profitability in the second quarter and first half of 2012. Operating income in 2012 was also impacted by the ground combat training system contract in Europe where  we recorded sales equal to costs, as described above. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a material impact on operating income when comparing exchange rates for the second quarter and the six-month period of 2013 to the second quarter and the six-month period of 2012. In 2012, such exchange rates  resulted in an increase in operating income of $0.3 million for the second quarter and six-month period, compared to 2011.

Secure Communications

Secure communications sales increased 50% in the second quarter of 2013 to $15.6 million compared to $10.4 million in the second quarter of 2012, after having decreased 17% in 2012 from $12.5 million in the second quarter of 2011. Sales increased 8% for the six- month period to $31.2 million in 2013 from $29.0 million in 2012, which represented a 13% increase from sales of $25.7 million in 2011. Operating losses decreased to $0.6 million in the second quarter of 2013 from $1.7 million in 2012, after decreasing from $3.0 million in 2011. Operating losses for the six-month period increased to $1.9 million in 2013 from $0.5 million in 2012, after decreasing from $5.5 million in 2011.

Sales were higher from personnel locater systems for the quarter and six-month period of 2013 but were lower from datalink and power amplifier products. Increased operating income for the second quarter on higher personnel locater system sales was partially offset by the lower operating income on lower sales of datalinks. For the six-month period of 2013, the higher operating income on higher personnel locater system sales was more than offset by lower margins on datalink sales. These decreased datalink margins for the six months were caused by lower sales as well as cost growth, particularly from the impact of cost increases of $1.2 million in the first quarter of fiscal 2013 on a U.S. government contract. The higher operating loss in the second quarter and first half of 2011 resulted primarily from a larger investment in the development of global asset tracking products.

Restructuring costs

In March 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 150 in order to rebalance our resources with work levels that have declined due to recent delays in contract awards and contract funding. CDS incurred a resulting restructuring charge of $6.1 million in the second quarter of fiscal 2013. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward. We anticipate that operating margins will improve for CDS over the course of the 2013 fiscal year and in 2014 with the leaner cost structure.

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

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Six Months Ended March 31,			Three Months Ended March 31,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(in thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Reconciliation:
Net income attributable to Cubic	$43,891	$48,120	$48,262	$29,650	$25,856	$30,224
Add:
Provision for income taxes	13,145	19,714	18,323	7,276	10,758	11,866
Interest expense (income), net	773	(1,022)	(418)	345	(620)	19
Other expense (income), net	(49)	(1,045)	1,694	53	(122)	486
Noncontrolling interest in income of VIE	125	96	205	52	51	84
Depreciation and amortization	11,597	11,297	10,086	6,879	5,465	6,218
ADJUSTED EBITDA	$69,482	$77,160	$78,152	$44,255	$41,388	$48,897

Liquidity and Capital Resources

Operating activities used cash of $56.0 million and $39.9 million for the six months ended March 31, 2013 and 2012, respectively, and provided cash of $42.6 million in the six months ended March 31, 2011. In 2013, increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable, customer advances and other current liabilities contributed to the use of cash. The growth in accounts receivable and reduction of customer advances related to several large on-going contracts we worked on in 2013, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S. and Middle East. Negative cash flows on these contracts at this stage of their completion was in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For certain large long-term development contracts, we had received significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customer advance balances on these contracts decreased in 2013 as development work progressed. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the   contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In 2013, the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments. CDS and CTS segments contributed to the use of cash from operating activities in 2013, while MSS provided cash from operating activities. Increases in accounts receivable and inventories and decreases in other current liabilities and customer advances contributed to the use of cash in 2012. Use of cash by CTS and CDA was partially offset by positive cash flows from MSS. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia and Canada where we must meet certain milestones before being paid by the customer.

Investing activities for the six-month period in 2013 included $33.1 million of cash paid related to the acquisition of NEK, $20.7 million of cash paid related to the acquisition of NextBus and capital expenditures of $3.9 million. Financing activities for the six- month period consisted of scheduled payments on our long-term debt of $8.3 million, $25.0 million of net proceeds from short-term borrowings on our revolving line of credit, and $50.0 million of proceeds from a note purchase and private shelf agreement described below.

Changes in exchange rates between foreign currencies, especially the British Pound and the U.S. dollar, resulted in a decrease of $14.0 million to our cash balance as of March 31, 2013 compared to September 30, 2012, and a decrease to Accumulated Other Comprehensive Income of $14.0 million during the six-month period. Although this does not directly impact liquidity, if these exchange rates continue to change, there will be an impact on our sales and operating income, as noted in the CTS section above.

We have a Revolving Credit Agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017. The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2013, there were borrowings of $25.0 million under this agreement. Our borrowings under the Revolving Credit Agreement bear interest at a variable rate (1.6% at March 31, 2013). In addition, there were letters of credit outstanding under the Revolving Credit Agreement totaling $43.6 million, which reduce the available line of credit to $131.4 million.

We also have a Secured Letter of Credit Facility with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2013, there were letters of credit outstanding under this agreement of $60.5 million. In support of the Secured Letter of Credit Facility, we placed $68.8 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

Our financial condition remained strong with working capital of $430.8 million and a current ratio of 2.7 to 1 at March 31, 2013. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Quarterly Results — Three- and nine-month periods ended June 30, 2013 and 2012

Consolidated Overview

Sales for the quarter ended June 30, 2013 decreased 9% to $337.2 million from $371.1 million in the quarter ended June 30, 2012. Sales in the second quarter of fiscal year 2012 increased 15% over 2011 sales of $322.9 million. CDS sales in the third quarter of 2013 decreased 35% compared to the third quarter of 2012, while CTS sales and MSS sales increased 6% and 1%, respectively. Sales from CTS in 2012 increased 14% for the quarter over 2011.  CDS sales increased 42% for the third quarter of 2012 over 2011, while MSS sales decreased 3% for the quarter.

For the first nine months of fiscal year 2013, sales decreased by 1% to $1.021 billion compared to $1.035 billion in 2012. Sales for the first nine months of 2012 were 8% higher than sales of $955.4 million in the nine-month period of 2011. CDS sales decreased 8% in 2013 compared to the first nine months of 2012, while CTS and MSS sales increased 2% and 1%, respectively. Sales generated by businesses we acquired during 2013 totaled $14.6 million and $25.7 million for the three- and nine-month periods ended June 30, 2013, respectively. Sales from CTS in 2012 increased 25% for the nine-month period over 2011. CDS sales increased 1% for the nine-month period in 2012 while MSS sales decreased slightly. The acquisition of Abraxas added $56.6 million to MSS sales for the nine-month period in 2012 compared to $30.5 million in 2011. See the segment discussions following for further analysis of segment sales.

Operating income was $26.9 million in the third quarter of 2013 compared to $39.6 million in the third quarter of 2012, a decrease of 32%. Operating income for the third quarter of 2012 was 45% higher than operating income of $27.3 million in the third quarter of 2011. CDS operating income decreased 59% in the third quarter of 2013, while MSS operating income decreased 39% and CTS operating income decreased 5% compared to the third quarter of 2012. Businesses we acquired in 2013 generated operating losses of $0.9 million for the quarter, including $0.1 of transaction-related costs. In the third quarter of 2012, operating income was higher primarily due to a favorable change in estimate on a CDS ground combat training range contract. Operating income from CTS increased for the third quarter of 2012 over 2011, but decreased from the MSS segment. Unallocated corporate and other costs for the third quarter of 2013 were $1.8 million compared to $1.1 million in 2012 and $1.3 million in 2011.

Operating income for the nine-month period of 2013 decreased 20% to $84.8 million from $105.5 million in 2012. Operating income for the first three quarters of 2012 was 11% higher than operating income of $95.4 million in the first three quarters of 2011. CDS and MSS operating income in the first nine months of 2013 decreased 72% and 24%, respectively, compared to the first nine months of 2012, while CTS operating income increased 4%. CDS operating results for the nine-month period included restructuring charges of $6.2 million, of which $6.1 million was recognized in the second quarter of fiscal 2013. Businesses we acquired in 2013 generated operating losses of $1.7 million for the nine months ended June 30, 2013, including $0.8 million of transaction-related costs. Operating income increased from CTS and CDS in in the first nine months of 2012 compared to 2011, but decreased from MSS for such period. Unallocated corporate and other expenses for the first nine months of the fiscal year were $3.7 million for 2013, $3.3 million for 2012 and $4.8 million in 2011. See the segment discussions following for further analysis of segment operating income.

Adjusted EBITDA for the third quarter of fiscal 2013 was $33.3 million compared to $45.4 million in the third quarter of fiscal 2012 and $33.5 million in the third quarter of fiscal 2011. For the first nine months of the fiscal year, Adjusted EBITDA decreased to $102.8 million in 2013 compared to $122.6 million in 2012 and $111.6 million in 2011. The changes in Adjusted EBITDA for the quarters and nine-month periods were primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and see the explanation above for why we believe it to be an important measure of performance.

Net income attributable to Cubic for the third quarter of fiscal 2013 decreased to $18.4 million, or 69 cents per share, compared to $27.4 million, or $1.02 per share, in 2012 and $21.6 million, or 81 cents per share, in 2011. Net income decreased for the third quarter of 2013 primarily due to a decrease in operating income and an increase in interest expense, partially offset by a decrease in income tax expense. Net income increased in the third quarter of 2012 over 2011 primarily due to the increase in operating income.

For the first nine months of 2013, net income attributable to Cubic decreased to $62.3 million, or $2.33 per share, from $75.5 million, or $2.82 per share, in 2012 and $69.9 million, or $2.61 per share, in 2011. The decrease in net income for the nine-month period of 2013 compared to 2012 was primarily due to a decrease in operating income, as well as an increase in interest expense and other expense, and a decrease in interest and dividend income. The impact of these items on net income was partially offset by a decrease in income tax expense. Interest and dividend income decreased for the nine-month period of 2013 based upon the decrease in our   average cash balance over the period. Net income increased for the first nine months of 2012 over 2011 primarily due to the increase  in operating income and also due to foreign currency exchange gains in 2012 compared to a loss in 2011. The impact of the increases in operating income and other income on net income in 2012 were partially offset by the increase in income tax expense described below. Included in other income was a net foreign currency exchange loss of $1.2 million in the first nine months of 2013 compared to a gain of $0.9 million in 2012 and a loss of $0.8 million in 2011, before applicable income taxes.

Our gross margin percentages on product sales decreased to 29% in the third quarter of 2013 from 37% in 2012 and 29% in 2011. For the first nine months of fiscal year 2013, gross margin percentages on product sales decreased to 28% from 32% in 2012 and 31% in 2011. The higher gross margin percentages in 2012, particularly in the third quarter, were primarily due to a change in estimate that occurred during the third quarter of 2012 related to a ground combat training range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for the quarter and nine-month periods because of this favorable change in estimate in the third quarter of 2012.

Our gross margin percentages on service sales were 22% in the third quarter of 2013 compared to 13% in 2012 and 20% in 2011. For the first nine months of fiscal year 2013, gross margin percentages on service sales were 22% compared to 19% in 2012 and 20% in 2011. The higher gross margin percentages in the three- and nine-month periods ended June 30, 2013 and June 30, 2011 as compared to the three- and nine-month periods ended June 30, 2012 is primarily due to higher CTS service sales as a percentage of our total sales in 2013 and 2011 as compared to 2012. Our MSS segment makes up the majority of our consolidated service sales, but CTS service sales have a higher gross margin percentage than service sales from our MSS segment. In addition, in the three- and nine- month periods ended June 30, 2013 our CDS segment had significantly higher service sales than in comparable periods in 2012 or 2011. CDS segment service sales also generally realize higher gross margins than our MSS segment service sales.

SG&A expenses increased in the third quarter of 2013 to $44.1 million compared to $42.8 million in 2012 and $38.0 million in 2011. For the nine-month period, SG&A increased to $126.4 million compared to $121.0 million in 2012 and $114.6 million in 2011. As a percentage of sales, SG&A expenses were 13% for the third quarter and 12% for the nine-month period of fiscal 2013 compared to 12% for both third quarters and nine-month periods of 2012 and 2011. The increase in SG&A expenses in the third quarter was primarily due to $1.5 million of stock-based compensation expense recorded during the quarter related to our long-term equity incentive award program which began in March 2013. For the nine-month period ended June 30, 2013, the increase in SG&A expenses primarily related to stock-based compensation of $1.5 million recorded during 2013 as well as $1.1 million of professional services costs recognized in the first quarter of 2013 related to the restatement of our financial statements for the year ended September 30, 2012 and previous periods. In addition, we incurred $0.9 million of expenses in 2013 related to our secondary offering of outstanding shares that were sold by certain of our shareholders. Partially offsetting these increases in SG&A expenses for the first nine months of 2013, in the first quarter of 2013 SG&A expenses were reduced by $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. SG&A expenses in businesses that we acquired in 2013 were $1.6 million for the third quarter and $3.2 million for the first nine months of 2013. The primary reason for the increase in 2012 SG&A expenses over 2011 was a $2.9 million provision made for a legal claim in the transportation segment during the second quarter.

Company funded R&D expenditures, which relate to new defense and transportation technologies we are developing, were $6.4 million for the third quarter of 2013 compared to $8.4 million in 2012 and $6.3 million in 2011, and were $19.3 million for the nine-month period in 2013 compared to $21.4 million in 2012 and $17.8 million in 2011. Amortization of purchased intangibles increased for the third quarter of 2013 to $4.4 million compared to $3.7 million in 2012 and $4.3 million in 2011 due to the amortization of intangible assets related to businesses purchased during 2013. Amortization of purchased intangibles for the first nine months of 2013 increased to $12.2 million from $11.4 million in 2012 and $10.6 million in 2011.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. R&D tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the second quarter of fiscal 2013. Therefore, the tax benefit resulting from the reinstatement for fiscal 2013 was reflected in our estimated annual effective tax rate for fiscal 2013 beginning in the second fiscal quarter. Additionally, we recorded a discrete tax benefit of approximately $1.7 million through the third quarter of fiscal 2013 related to the reinstatement of the U.S. R&D tax credit for fiscal 2012. After consideration of both of these items, we estimated our annual effective income tax rate for fiscal 2013 would be approximately 26%. The effective rate for fiscal 2013 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities. The projected effective rate for fiscal 2012 of 30% was higher than the 2011 projected rate effective rate of 28% primarily due to the expiration of the U.S. R&D credit on December 31, 2011. In addition, our projected effective income tax rate for 2011 had benefitted from the retroactive reinstatement of the U.S. R&D credit, which reduced the tax provision by $1.4 million in that period.

Transportation Systems Segment (CTS)

	Nine Months Ended June 30,			Three Months Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Transportation Systems Segment Sales	$398.4	$390.7	$312.4	$134.8	$126.9	$111.2

Transportation Systems Segment Operating Income	$69.5	$66.7	$59.3	$19.0	$20.0	$16.6

CTS sales increased 6% in the third quarter of 2013 to $134.8 million compared to $126.9 million in 2012, which represented a 14% increase over 2011 third quarter sales of $111.2 million. For the nine-month period, sales increased 2% to $398.4 million from $390.7 million in 2012, which had increased 25% over 2011 sales in the first nine months of $312.4 million. During the quarter and nine months ended June 30, 2013 CTS generated higher sales on a contract for a suburban bus system near Chicago, and transit system contracts in Minneapolis, and New York. NextBus, a business we acquired in January 2013 that provides real-time passenger information products and services to transit agencies contributed sales of $3.1 million for the third quarter of 2013 and $4.6 million for the nine-month period ended June 30, 2013. In addition, during the third quarter of fiscal 2013, CTS recognized sales of   approximately $2.0 million as a result of a contract claim that was settled during the quarter related to services that were provided to a European customer between December 2011 and the second quarter of fiscal 2013. For the quarter and nine-month period in 2013   CTS realized lower sales both from a contract to design and build a system in Sydney and due to reduced work on a contract to design and build a system in Vancouver. In the quarter and nine months ended June 30, 2012 revenues were higher on the Vancouver and Sydney projects as we were producing a significant amount of the hardware for the systems, while in 2013 we were in the latter stages of delivery for these systems. During the quarter and nine months ended June 30, 2013, sales also decreased on system development contracts in the U.K. Sales for the quarter and the nine-month period ended June 30, 2012 were higher from work on contracts in Australia, the contract in Vancouver and our contracts in the U.K. Partially offsetting these increases were lower sales from design and build projects in the U.S. compared to the third quarter and nine-month period of 2011. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.3 million for the third quarter of 2013 and $2.2 million for the nine-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in a decrease in sales of $3.4 million for the third quarter of 2012 and $1.8 million for the nine-month period, compared to 2011.

CTS operating income decreased 5% in the third quarter of 2013 to $19.0 million compared to $19.9 million in 2012, which represented a 20% increase over 2011 third quarter operating income of $16.6 million. For the nine-month period operating income increased 4% to $69.5 million in 2013 from $66.7 million in 2012, which had increased 12% over 2011 nine-month operating income of $59.3 million. During the quarter and nine months ended June 30, 2013, operating margins declined from 2012 due to a decrease in work on U.K. development contracts, and because of an increase in estimated costs to complete and implement a system on our contract in Sydney. These decreases in operating income in 2013 were partially offset for the quarter and were more than offset during the nine-month period by higher operating income on increased work on contracts in the U.S. described above, as well as the sales recorded in the third quarter related to the European service contract claim settlement described above. In addition, operating income for the nine-month period improved in 2013 due to higher annual system usage incentives on a U.K. service contract. The operating loss from NextBus was $0.2 million for the third quarter of 2013 and $0.5 million for the nine-month period ended June 30, 2013, including acquisition-related costs of $0.2 million. In 2012, higher sales and operating income from Vancouver and U.K. contracts, in addition to improved margins from a service contract in the U.S. contributed to the increases over 2011 for the quarter and nine-month periods. The nine month results for 2012 were impacted by a $2.9 million provision we recorded in the second quarter related to a claim against us, for which we are seeking insurance reimbursement. Any potential insurance recovery is treated as a contingent gain until we are assured of receiving the insurance proceeds. In addition, operating income for the three- and nine-month periods in 2012 was impacted by cost growth on contracts in the U.S. and Europe that reduced operating income by $2.0 million for the third quarter and $4.8 million for the nine-month period. We also increased our R&D expenditures in 2012 to $6.8 million for the first nine months compared to $2.9 million for the first nine months of 2011.  The average exchange rates between the prevailing currency in our  foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.6 million for the third quarter of 2013 and $0.5 million for the nine-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in a decrease in operating income of $0.6 million for the third quarter of 2012 and $0.8 million for the nine-month period, compared to 2011.

Mission Support Services Segment (MSS)

	Nine Months Ended June 30,			Three Months Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mission Support Services Segment Sales	$359.4	$356.8	$357.8	$123.8	$122.4	$125.9
Mission Support Services Segment Operating Income	$11.4	$15.0	$18.2	$3.6	$5.9	$8.0

MSS sales increased 1% in the third quarter of 2013 to $123.8 million compared to $122.4 million in 2012, which decreased 3% from 2011 sales of $125.9 million. Sales increased 1% for the nine-month period to $359.4 million in 2013 from $356.8 million in 2012, which was down slightly from sales of $357.8 million in 2011. Sales in the quarter and nine-month period of 2013 were lower on certain contracts due to a decrease in activity, including a contract to provide deployment/redeployment services and from training contracts for the U.S. military.  The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were more than offset for the quarter and nine-month periods by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that added sales of $11.4 million and $21.1 million in the three- and nine-month periods ended June 30, 2013, respectively. Results for the nine-month period in 2012 included sales contributed by Abraxas, acquired in December 2010, amounting to $56.6 million compared to $30.5 million for the nine-month period in 2011. Abraxas sales for the third quarter of 2012 were $5.4 million higher than in the third quarter of 2011. Sales decreased for the quarter and nine-month period in 2012 from training and education contracts due to the migration of certain contracts to small businesses where we are now in a subcontractor role. In addition, early in fiscal 2012 we lost a contract in a competitive bid situation, for support of simulation trainers that we had performed for several years.

MSS operating income decreased 39% in the third quarter of 2013 to $3.6 million compared to $5.9 million in 2012, which represented a 26% decrease from 2011 third quarter operating income of $8.0 million. For the nine-month period, operating income decreased 24% to $11.4 million in 2013 from $15.0 million in 2012, which had decreased 18% from 2011 nine-month operating income of $18.2 million. The decreased operating income for the third quarter of 2013 compared to 2012 resulted from the sales decreases described above and from an operating loss at NEK. For the nine-month period of 2013, the decrease resulted from increased personnel costs on a flight simulator training contract, an operating loss at NEK and the sales decreases described above. The NEK operating loss was $0.7 million for the third quarter of 2013 and $1.2 million for the nine-month period ended June 30, 2013, including acquisition-related costs of $0.6 million. In 2012, lower sales from certain higher margin training and education contracts contributed to the decrease in operating income for the quarter and nine-month period compared to 2011. In addition, the competitive environment in the government services industry drove profit margins lower than in recent years. Abraxas incurred an operating loss of $0.3 million for the third quarter of 2012 which was the same as in 2011. Abraxas’ operating loss for the nine-month period ended June 30, 2012 decreased to $1.7 million from $1.8 million in 2011.

Defense Systems Segment (CDS)

	Nine Months Ended June 30,			Three Months Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in millions)			(in millions)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Defense Systems Segment Sales
Training systems	$217.9	$248.7	$248.7	$65.2	$112.7	$75.8
Secure communications	44.6	37.8	35.5	13.4	8.8	9.8
	$262.5	$286.5	$284.2	$78.6	$121.5	$85.6
Defense Systems Segment Operating Income
Training systems	$17.4	$32.0	$31.4	$7.9	$19.3	$7.2
Secure communications	(3.6)	(5.0)	(8.7)	(1.7)	(4.5)	(3.2)
Restructuring costs	(6.2)	—	—	(0.1)	—	—
	$7.6	$27.0	$22.7	$6.1	$14.8	$4.0

Training Systems

Training systems sales decreased 42% in the third quarter of 2013 to $65.2 million compared to $112.7 million in 2012, which increased 49% over 2011 sales of $75.8 million. Sales decreased 12% for the nine-month period to $217.9 million in 2013 from $248.7 million in 2012, which was consistent with sales of $248.7 million in 2011. Sales were lower for the quarter and the nine- month period in 2013 compared to 2012 from ground combat training systems in the U.S., U.K., and the Far East as well as from sales of virtual small-arms training systems. These decreases in sales were partially offset by increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. Higher sales of air combat training systems also  partially offset the overall decrease in Training System sales for the quarter and particularly for the nine-month period in 2013. In 2012, sales were higher for the third quarter compared to 2011 from two ground combat training ranges we are building in Europe and from sales of small arms training systems. Sales were lower for the quarter and nine-month periods from air combat training systems. A delivery of air combat training systems to a U.S. government customer in 2011 had resulted in significant sales and operating income for the nine-month period. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.3 million for the third quarter of 2013 and $1.0 million for the nine-month period, compared to the same periods in 2012. In 2012, such exchange rates resulted in an increase in sales of $0.1 million for the third  quarter of 2012 and $1.2 million for the nine-month period, compared to 2011.

Operating income decreased 59% in the third quarter to $7.9 million in 2013 compared to $19.3 million in 2012, which was 168% higher than third quarter of 2011 operating income of $7.2 million. For the nine-month period, operating income decreased 46% to $17.4 million from $32.0 million in 2012, after increasing 2% in the first nine months of 2012 from $31.4 million in 2011. The decrease in operating income for the third quarter and first nine months of 2013 resulted primarily from a change in estimate that had occurred during the third quarter of 2012 related to a ground combat training range contract. Prior to the third quarter of 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing  sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million for the quarter and nine-month periods because of this favorable change in  estimate in the third quarter of 2012. Operating margins also decreased in 2013 on the lower sales of ground combat training systems described above, particularly due to decreases in sales to customers in the Far East. In addition, although sales of air combat training systems increased for the quarter and nine-month period, the operating margin percentage for air combat training systems for the nine- month period in fiscal 2013 was lower than in fiscal 2012 due to a decrease in sales of higher margin air combat training systems to a customer in the Far East. The increase in operating income in the third quarter of 2012 compared to 2011 resulted from the change in estimate during the quarter, as described above. For the nine-month period, operating income from this favorable change in estimate was nearly offset by lower ground combat training sales and operating income in the U.S. and the Far East. The average exchange  rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a material impact on operating income when comparing exchange rates for the third quarter and the nine-month period of 2013 to the third quarter and the nine-month period of 2012. In 2012, such exchange rates did not result in a material impact in operating income for the third quarter of 2012 and resulted in an increase in operating income of $0.3 million for the nine-month period, compared to 2011.

Secure Communications

Secure communications sales increased 52% in the third quarter of 2013 to $13.4 million compared to $8.8 million in the third quarter of 2012, after having decreased 10% in 2012 from $9.8 million in the third quarter of 2011. Sales increased 18% for the nine-month period to $44.6 million in 2013 from $37.8 million in 2012, which represented a 6% increase from sales of $35.5 million in 2011. Operating losses decreased to $1.7 million in the third quarter of 2013 from $4.5 million in 2012 and $3.2 million in 2011. Operating losses for the nine-month period decreased to $3.6 million in 2013 from $5.0 million in 2012, after decreasing from $8.7 million in 2011.

Sales were higher from personnel locater systems for the quarter and nine-month period of 2013 compared to 2012 but were lower from power amplifier products. Sales of data link products increased for the third quarter, but were lower for the nine-month period ended June 30, 2013. In 2012, higher sales for both the third quarter and nine-month period came from data links, while power amplifier sales were higher for the nine-month period but lower for the quarter compared to 2011. Personnel locater systems were lower in 2012 for both the quarter and nine-month period than in 2011.

The overall operating loss for Secure Communications is primarily due to the results of operations of our asset tracking and cyber security product lines. For the third quarter of 2013, increased margins and increased margin percentages on higher sales of data link products were primarily responsible for the decrease in the overall Secure Communications operating loss compared to 2012. For the nine-month period of 2013, higher operating income on higher personnel locater system sales was partially offset by lower margins on datalink sales. These decreased datalink margins for the nine months were caused by lower sales as well as cost growth, particularly from the impact of cost increases of $1.2 million in the first quarter of fiscal 2013 on a U.S. government contract. In 2012, an increase in the operating loss for the third quarter resulted from cost growth of $3.1 million on two data links contracts, partially offset by a reduction in the investment in asset tracking and cyber security products. The operating loss for the first nine months of the 2012 fiscal year decreased from 2011 primarily because of the reduction in our investment in asset tracking and cyber security products, partially offset by lower sales and operating income from personnel locator systems and the cost growth from data link contracts mentioned above.

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

Adjusted EBITDA

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Nine Months Ended June 30,			Three Months Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(in thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Reconciliation:
Net income attributable to Cubic	$62,272	$75,515	$69,903	$18,381	$27,395	$21,641
Add:
Provision for income taxes	20,437	31,381	25,282	7,292	11,667	6,959
Interest expense (income), net	1,168	(1,485)	(514)	395	(463)	(96)
Other expense (income), net	764	(95)	462	813	950	(1,232)
Noncontrolling interest in income of VIE	149	149	261	24	53	56
Depreciation and amortization	18,014	17,140	16,246	6,417	5,843	6,160
ADJUSTED EBITDA	$102,804	$122,605	$111,640	$33,322	$45,445	$33,488

Liquidity and Capital Resources

Operating activities used cash of $6.8 million and $38.8 million for the first nine months of 2013 and 2012, respectively, and provided cash of $94.7 million in the first nine months of 2011. Increases in accounts receivable and long-term capitalized contract costs and decreases in accounts payable, and other current liabilities contributed to the use of cash in 2013. Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer in the U.S. for which revenue will not begin to be recognized until the system has been delivered. The growth in accounts receivable related to several large on-going contracts we worked on in 2013, including transportation systems contracts in Canada and Australia and a defense systems contract in Italy. Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the  contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In 2013, much of the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments. CDS and CTS segments contributed to the use of cash from operating activities in 2013, while MSS provided cash from operating activities. In the first nine months of 2012, increases in accounts receivable, inventories, and long-term capitalized contract costs, and decreases in other current liabilities and customer advances contributed to the use of cash. Use of cash by our CTS and CDA segments was also partially offset by positive cash flows from our MSS segment in 2012. A significant portion of the cash used was in the transportation segment for expenditures related to large contracts in Australia, Canada, and the U.S., where we must meet certain milestones before being paid by the customer.

Investing activities for the nine-month period of 2013 included $40.5 million of cash paid related to the acquisition of NEK, $20.2 million of cash paid related to the acquisition of NextBus, the purchase of $4.1 million of marketable securities and capital expenditures of $6.2 million. Financing activities for the nine-month period consisted of the receipt of proceeds of $100.0 million from a note purchase and private shelf agreement described below, scheduled payments on our long-term debt of $8.4 million, and dividends paid to our shareholders of $3.2 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U. S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $10.1 million to our cash balance as of June 30, 2013 compared to September 30, 2012, and a decrease to Accumulated Other Comprehensive Income of $11.1 million during the nine-month period. Although this does not directly impact liquidity, if these exchange rates continue to change, there will be an impact on our sales and operating income, as noted in the CTS section above.

We have a Revolving Credit Agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017. The available line of credit in the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2013, there were no borrowings under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate. At June 30, 2013 there were letters of credit outstanding under the Revolving Credit Agreement totaling $36.1 million, which reduce the available line of credit to $163.9 million.

We also have a Secured Letter of Credit Facility with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2013, there were letters of credit outstanding under this agreement of $55.1 million. In support of the Secured Letter of Credit Facility, we placed $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

Our financial condition remained strong with working capital of $499.9 million and a current ratio of 3.1 to 1 at June 30, 2013. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Backlog

September 30,	2013	2012
	(in millions)
	(As Restated)	(As Restated)
Total backlog
Transportation Systems	$1,526.4	$1,656.0
Mission Support Services	626.7	737.0
Defense Systems:
Training systems	457.8	348.0
Secure communications	35.7	47.1
Other	—	21.5
Total Defense Systems	493.5	416.6
Other Operations	—	0.3
Total	$2,646.6	$2,809.9

Funded backlog
Transportation Systems	$1,526.4	$1,656.0
Mission Support Services	221.0	248.1
Defense Systems:
Training systems	457.8	348.0
Secure communications	35.7	47.1
Other	—	21.5
Total Defense Systems	493.5	416.6
Other Operations	—	0.3
Total	$2,240.9	$2,321.0

As reflected in the table above, total backlog decreased $163.3 million and funded backlog decreased $80.1 million from September 30, 2012 to September 30, 2013. Backlog for CTS and MSS decreased from September 30, 2012 to September 30, 2013 due to sales recognized by these segments in excess of new contracts added. The decrease in MSS backlog was partially offset by the addition of $19.5 million of backlog from the acquisition of NEK, and the decrease in CTS backlog was partially offset by the addition of $7.1 million of backlog from the acquisition of NextBus. The increase in CDS backlog included over $125 million of contracts with customers in the Asia Pacific region signed during 2013. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2013, decreased backlog by approximately $37.8 million compared to September 30, 2012, primarily in our Transportation Systems Segment.

The difference between total backlog and funded backlog represents options under multiyear MSS service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by   the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial ID/IQ contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The DoD now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Prior to the adoption of ASU 2012-02, entities were required to perform a two-step impairment test as outlined by the Accounting Standards Codification (ASC). Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the entity is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite- lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Accordingly, we adopted this amendment in fiscal year 2013. This adoption had no impact to our financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of  Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly we adopted this standard in the first quarter of fiscal year 2014.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting  requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more  information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are based on the application of GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

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

A significant portion of our business is derived from long-term development, production and system integration contracts. We  consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Many of our long-term fixed-price contracts require us to deliver quantities of products over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. For long-term fixed-price contracts requiring substantial development effort, we record revenue on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed-price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

Generally, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost method of percentage-of- completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under award and incentive fee contracts, is finally determined.

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

Accounting for long-term contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. government, general and administrative costs are considered contract costs; however, for purposes of revenue measurement, general and administrative costs  are not considered contract costs for any other customers. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, estimated increases in wages and prices for materials, performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Based upon our history, we believe we have the ability to make reasonable estimates for these items. We have accounting policies and controls in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts, and we continue to monitor and improve such policies, controls, and arrangements. For other information on such policies, controls and arrangements, see our discussion in Item 9A of this Form 10-K/A.

Products and services provided under long-term, fixed-price contracts represented approximately 75% of our sales for 2013. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of- completion method was higher or lower by one percentage point, our 2013 net earnings would have increased or decreased by approximately $6.6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. Recently, we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. An example of this is a contract we entered into in 2011 to provide system upgrades and long-term services for the Vancouver, B.C. Canada Smart Card and Faregate system. We adopted updated authoritative accounting guidance for multiple element arrangements in 2010 on a prospective basis. For contracts of this nature entered into in 2010 and beyond, revenue is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive   pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we use the cost-to-cost percentage-of- completion method and for the services portion we recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Income based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Income based upon a relative-selling-price method.

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

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $1.7 million in 2013, and increased operating income by approximately $15.7 million in 2012 and $17.3 million in 2011. These adjustments decreased net income by approximately $0.3 million ($0.01 per share) in 2013, and increased net income by approximately $10.7 million ($0.40 per share) in 2012 and $11.7 million ($0.44 per share) in 2011.

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. We continually assesses the likelihood and amount of potential  adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

We have not recognized any U.S. tax expense on undistributed earnings of our foreign subsidiaries since we intend to reinvest the earnings outside the U.S. for the foreseeable future and therefore no amounts of undistributed earnings are available for distribution. These undistributed earnings totaled approximately $292.2 million at September 30, 2013. Annually we evaluate the capital requirements in our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. Whether  or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

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

We intend to obtain financing in the future in order to finance a transportation contract with a customer for which we have incurred significant costs prior to receiving payments under the contract. In order to mitigate the risk of changes in interest rates prior to obtaining this financing, we have entered into a forward starting swap to reduce interest rate variability exposure for the projected interest rate cash flows. See Note 9 to the Consolidated Financial Statements for more information.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Net sales:
Products	$562,310	$677,328	$601,093
Services	799,097	726,756	700,491
	1,361,407	1,404,084	1,301,584
Costs and expenses:
Products	425,793	466,178	418,504
Services	629,520	593,962	564,765
Selling, general and administrative expenses	165,230	164,189	159,791
Restructuring costs	8,139	—	—
Impairment of goodwill	50,865	—	—
Research and development	24,445	28,722	25,260
Amortization of purchased intangibles	16,680	14,828	14,681
	1,320,672	1,267,879	1,183,001
Operating income	40,735	136,205	118,583
Other income (expenses):
Interest and dividend income	1,576	2,994	2,568
Interest expense	(3,427)	(1,602)	(1,541)
Other income (expense), net	887	366	863
Income before income taxes	39,771	137,963	120,473
Income taxes	14,502	40,332	34,119
Net income	25,269	97,631	86,354
Less noncontrolling interest in income of VIE	183	204	310
Net income attributable to Cubic	$25,086	$97,427	$86,044
Net Income per share attributable to Cubic:
Basic	$0.94	$3.64	$3.22
Diluted	0.94	3.64	3.22
Weighted Average shares used in per share calculations:
Basic	26,736	26,736	26,736
Diluted	26,760	26,736	26,736

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Net income	$25,269	$97,631	$86,354
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	13,106	(5,585)	(3,285)
Foreign currency translation	974	10,877	(1,329)
Net unrealized gain (loss) from cash flow hedges, net of tax	3,777	242	(5,618)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2)	—	—
Total other comprehensive income (loss)	17,855	5,534	(10,232)
Total comprehensive income	$43,124	$103,165	$76,122

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2013	2012
	(As Restated)	(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$203,892	$212,267
Restricted cash	69,381	68,749
Marketable securities	4,055	—
Accounts receivable:
Trade and other receivables	17,352	17,543
Long-term contracts	362,308	331,891
Allowance for doubtful accounts	(658)	(463)
	379,002	348,971

Recoverable income taxes	7,885	7,083
Inventories	59,746	42,095
Deferred income taxes	8,354	7,969
Prepaid expenses and other current assets	10,284	13,977
Total current assets	742,599	701,111

Long-term contract receivables	19,021	21,918
Long-term capitalized contract costs	68,963	26,875
Property, plant and equipment, net	56,305	55,327
Deferred income taxes	19,322	16,364
Goodwill	134,851	146,933
Purchased intangibles, net	57,542	39,374
Miscellaneous other assets	9,772	6,648

Total assets	$1,108,375	$1,014,550

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2013	2012
	(As Restated)	(As Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$40,310	$49,071
Customer advances	84,307	75,951
Accrued compensation	43,394	52,680
Other current liabilities	64,616	56,089
Income taxes payable	12,731	24,747
Current maturities of long-term debt	557	4,561
Total current liabilities	245,915	263,099

Long-term debt	102,363	6,942
Accrued pension liability	20,785	46,382
Deferred compensation	9,792	8,619
Income taxes payable	6,434	5,244
Other non-current liabilities	6,006	7,142

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
2013 and 2012—Issued 35,682 shares, outstanding—26,736 shares	15,825	12,574
Retained earnings	740,002	721,333
Accumulated other comprehensive loss	(2,803)	(20,658)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	716,946	677,171
Noncontrolling interest in variable interest entity	134	(49)
Total shareholders’ equity	717,080	677,122

Total liabilities and shareholders’ equity	$1,108,375	$1,014,550

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Operating Activities:
Net income	$25,269	$97,631	$86,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,359	22,857	22,341
Stock-based compensation expense	3,251	—	—
Inventory write-down	2,760	—	—
Impairment of goodwill	50,865	—	—
Deferred income taxes	(7,508)	(1,486)	2,512
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,991)	(122,984)	2,047
Inventories	(19,890)	173	4,168
Prepaid expenses and other current assets	3,867	7,432	4,882
Long-term capitalized contract costs	(42,088)	(26,875)	—
Accounts payable and other current liabilities	(25,637)	9,630	(1,467)
Customer advances	8,990	(55,769)	32,660
Income taxes	(19,114)	14,219	(22,144)
Other items, net	(409)	495	(2,259)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,276)	(54,677)	129,094

Investing Activities:
Acquisition of businesses, net of cash acquired	(63,691)	—	(126,825)
Purchases of marketable securities	(4,050)	—	—
Proceeds from sales or maturities of short-term investments	—	25,829	58,252
Purchases of property, plant and equipment	(9,052)	(14,226)	(8,728)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(76,793)	11,603	(77,301)

Financing Activities:
Proceeds from short term borrowings	70,000	—	—
Principal payments on short term borrowings	(70,000)	—	—
Proceeds from long term borrowings	100,000	—	—
Principal payments on long-term borrowings	(8,543)	(4,549)	(4,555)
Contingent consideration payments related to acquisitions of businesses	(7,842)	—	—
Net change in restricted cash	(158)	(68,584)	—
Dividends paid to shareholders	(6,417)	(6,417)	(7,486)
Purchases of treasury stock	—	—	(4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,040	(79,550)	(12,045)

Effect of exchange rates on cash	4,654	5,743	(6,034)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,375)	(116,881)	33,714

Cash and cash equivalents at the beginning of the year	212,267	329,148	295,434

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$203,892	$212,267	$329,148

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire NEK, net	$4,490	$—	$—

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Income (Loss)	Stock	VIE	Outstanding
September 30, 2010 (previously reported)	$12,574	$553,452	$(16,340)	$(36,074)	$(563)	(26,736)

Adjustments to opening shareholder’s equity	—	(1,687)	380	—	—	—

September 30, 2010 (as restated)	12,574	551,765	(15,960)	(36,074)	(563)	(26,736)

Net income (as restated)	—	86,044	—	—	310	—
Other comprehensive loss, net of tax (as restated)	—	—	(10,232)	—	—	—
Purchase of treasury stock	—	—	—	(4)	—	—
Cash dividends paid — $.28 per share of common stock	—	(7,486)	—	—	—	—

September 30, 2011 (as restated)	12,574	630,323	(26,192)	(36,078)	(253)	(26,736)

Net income (as restated)	—	97,427	—	—	204	—
Other comprehensive income, net of tax (as restated)	—	—	5,534	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2012 (as restated)	12,574	721,333	(20,658)	(36,078)	(49)	(26,736)

Net income (as restated)	—	25,086	—	—	183	—
Other comprehensive income, net of tax (as restated)	—	—	17,855	—	—	—
Stock-based compensation	3,251	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2013 (as restated)	$15,825	$740,002	$(2,803)	$(36,078)	$134	(26,736)

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business: We design, develop and manufacture products which are mainly electronic in nature such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. Our principal lines of business are transportation fare collection systems and services, defense services, and defense systems. Our principal customers for defense products and services are the U.S. and  foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide.

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Income as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). Total transaction gains (losses), which are related primarily to advances to foreign subsidiaries amounted to $(0.8) million, $0.7 million and $(0.3) million in 2013, 2012 and 2011, respectively.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated loss contingencies,  estimated self-insurance liabilities, estimated discounted cash flows of our reporting units and of our intangible assets used for goodwill impairment testing, estimated discounted cash flows used for valuation of intangible assets in business combinations, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

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

Goodwill and Purchased Intangibles: We evaluate goodwill for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The test is performed by comparing the fair value of each of our reporting units, which are consistent with our operating segments, to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we measure impairment by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. Our purchased intangible assets are subject to amortization and we use a combination of straight-line and accelerated methods, based on the expected cash flows from the assets. See Note 8 for a discussion of the impairment of our goodwill in 2013.

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

We recognize sales and profits under our long-term fixed-price contracts which require a significant amount of development effort in relation to total contract value using the cost-to-cost percentage-of-completion method of accounting. We record sales and profits based on the ratio of contract costs incurred to estimated total contract costs at completion. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. For contracts with the U.S. federal government, general and administrative costs are included in contract costs; however, for purposes of revenue measurement, general and administrative costs are not considered contract costs for any other customers. Costs are recognized as incurred for contracts accounted for under the cost- to-cost percentage-of-completion method.

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

Revenue under contracts for services other than those with the U.S. government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. For such contracts that contain measurable units of work performed we recognize sales when the units of work are completed. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. Revenue under such contracts that do not contain measurable units of work performed, which is generally the case for our service contracts, is recognized on a straight- line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Costs incurred under these services contracts are expensed as incurred.

We make provisions in the current period to fully recognize any anticipated losses on contracts. If we receive cash on a contract prior to revenue recognition or in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

Research and Development (R&D): We record the cost of company sponsored R&D activities as the expenses are incurred. The cost  of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Year Ended September 30,
	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Net income attributable to Cubic	$25,086	$97,427	$86,044

Weighted average shares - basic	26,736	26,736	26,736
Effect of dilutive securities	24	—	—
Weighted average shares - diluted	26,760	26,736	26,736

Net income per share attributable to Cubic, basic	$0.94	$3.64	$3.22
Effect of dilutive securities	—	—	—
Net income per share attributable to Cubic, diluted	$0.94	$3.64	$3.22

Anti-dilutive employee share-based awards	—	—	—

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Prior to the adoption of ASU 2012-02, entities were required to perform a two-step impairment test as outlined by the ASC. Step one of the two-step indefinite-lived intangible asset impairment test is performed by calculating the fair value of the indefinite-lived intangible asset and comparing the fair value with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, then the entity is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendment, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite- lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Accordingly, we adopted this amendment in fiscal year 2013. This adoption had no impact to our financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of  Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly we adopted this standard in the first quarter of fiscal year 2014. We are currently evaluating the impact of adopting this guidance.

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

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our Consolidated Balance Sheets at September 30, 2013 and 2012 and our Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for the years ended September 30, 2013, 2012, and 2011 including the cumulative impact of corrected errors for periods prior to October 1, 2010.

The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to October 1, 2010 are recorded as adjustments to retained earnings and accumulated other comprehensive income (loss) at September 30, 2010, as shown in the consolidated statements of changes in shareholders’ equity. The cumulative effect of those adjustments decreased previously reported retained earnings by $1.7 million and reduced previously reported accumulated other comprehensive loss by $0.4 million at September 30, 2010.

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at September 30, 2010 and consolidated net income for the years ended September 30, 2013, 2012 and 2011 (in thousands):

Retained earnings at September 30, 2010 - As previously reported	$553,452
Adjustments	(1,687)
Retained earnings at September 30, 2010 - As restated	$551,765

	For the Years Ended
	September 30,
	2013	2012	2011
Net Income - As previously reported	$19,798	$91,900	$83,594
Adjustments	5,288	5,527	2,450
Net Income - As restated	$25,086	$97,427	$86,044

Description of Adjustments

On February 20, 2014, we announced that we would be restating certain previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements primarily to correct two errors in the recognition of revenue.

In 2012, we restated our financial statements for the years ended September 30, 2011, 2010 and 2009, the quarters ended March 31, 2012 and December 31, 2011 and each of the prior quarters of 2011 and 2010. This previous restatement was the result of our determination that we had made errors in the calculation of revenues for a significant number of our contracts due to incorrect application of GAAP. In the course of our financial statement closing process for the quarter ended December 31, 2013, we identified two errors related to revenue recognition for two contracts with the same customer that date back to the previous restatement period. The first error was related to the computation of revenues for a contract that was entered into in 2011. The error resulted from a miscalculation in a revenue recognition model that was created during the previous restatement activity. The second error relates to a contract entered into in 2007 and was the result of a failure to appropriately update the contract value in our revenue accounting system as well as a failure to properly account for a 2008 amendment to this contract. Upon modification of this second contract in 2008, the cost-to-cost percentage of completion method should no longer have been used, and revenue should have been recognized using a service-based model.

In addition to the errors described above, we also made adjustments related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections included certain accrued liabilities and reserves and miscellaneous reclassification entries; adjustments to various income tax and indirect tax accrual accounts; and adjustments to sales and cost of sales to correct cutoff on immaterial revenue recognition transactions.

The following tables present the impact of the restatement on the our previously issued Consolidated Balance Sheets as of September 30, 2013 and 2012, and our Consolidated Statements of Income, Comprehensive Income and Cash Flows for the years ended September 30, 2013, 2012, and 2011:

	Consolidated Statement of Income Year Ended September 30, 2013			Consolidated Statement of Income Year Ended September 30, 2012			Consolidated Statement of Income Year Ended September 30, 2011
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Net sales:
Products	$568,442	$(6,132)	$562,310	$663,287	$14,041	$677,328	$600,933	$160	$601,093
Services	792,281	6,816	799,097	718,208	8,548	726,756	694,648	5,843	700,491
	1,360,723	684	1,361,407	1,381,495	22,589	1,404,084	1,295,581	6,003	1,301,584
Costs and expenses:
Products	429,494	(3,701)	425,793	451,573	14,605	466,178	418,279	225	418,504
Services	629,832	(312)	629,520	594,662	(700)	593,962	564,062	703	564,765
Selling, general and administrative	164,876	354	165,230	163,688	501	164,189	159,791	—	159,791
Restructuring costs	8,139	—	8,139	—	—	—	—	—	—
Impairment of goodwill	50,865	—	50,865	—	—	—	—	—	—
Research and development	24,445	—	24,445	28,722	—	28,722	25,260	—	25,260
Amortization of purchased intangibles	16,680	—	16,680	14,828	—	14,828	14,681	—	14,681
	1,324,331	(3,659)	1,320,672	1,253,473	14,406	1,267,879	1,182,073	928	1,183,001

Operating income	36,392	4,343	40,735	128,022	8,183	136,205	113,508	5,075	118,583

Other income (expense):
Interest and dividend income	1,576	—	1,576	2,994	—	2,994	2,568	—	2,568
Interest expense	(3,415)	(12)	(3,427)	(1,550)	(52)	(1,602)	(1,461)	(80)	(1,541)
Other income (expense) - net	(367)	1,254	887	821	(455)	366	1,662	(799)	863

Income before income taxes	34,186	5,585	39,771	130,287	7,676	137,963	116,277	4,196	120,473

Income taxes	14,205	297	14,502	38,183	2,149	40,332	32,373	1,746	34,119

Net income	19,981	5,288	25,269	92,104	5,527	97,631	83,904	2,450	86,354

Less noncontrolling interest in income of VIE	183	—	183	204	—	204	310	—	310

Net income attributable to Cubic	$19,798	$5,288	$25,086	$91,900	$5,527	$97,427	$83,594	$2,450	$86,044

Net income per share attributable to Cubic:
Basic	$0.74	$0.20	$0.94	$3.44	$0.20	$3.64	$3.13	$0.09	$3.22
Diluted	$0.74	$0.20	$0.94	$3.44	$0.20	$3.64	$3.13	$0.09	$3.22

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736	26,736	—	26,736
Diluted	26,760	—	26,760	26,736	—	26,736	26,736	—	26,736

	Consolidated Statement of Comprehensive Income September 31, 2013			Consolidated Statement of Comprehensive Income September 31, 2012			Consolidated Statement of Comprehensive Income September 31, 2011
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
Net income	$19,981	$5,288	$25,269	$92,104	$5,527	$97,631	$83,904	$2,450	$86,354
Other comprehensive income:
Adjustment to pension liability, net of taxes	13,501	(395)	13,106	(5,585)	—	(5,585)	(3,285)	—	(3,285)
Foreign currency translation	494	480	974	10,688	189	10,877	(1,250)	(79)	(1,329)
Net unrealized gains/losses from cash flow hedges, net of tax	3,777	—	3,777	242	—	242	(5,618)	—	(5,618)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2)	—	(2)	—	—	—	—	—	—
Total other comprehensive income (loss)	17,770	85	17,855	5,345	189	5,534	(10,153)	(79)	(10,232)
Total comprehensive income (loss)	37,751	5,373	43,124	97,449	5,716	103,165	73,751	2,371	76,122

	Consolidated Balance Sheet September 30, 2013			Consolidated Balance Sheet September 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,892	$—	$203,892	$212,267	$—	$212,267
Restricted cash	69,381	—	69,381	68,749	—	68,749
Marketable securities	4,055	—	4,055	—	—	—
Accounts receivable - net	376,143	2,859	379,002	350,697	(1,726)	348,971
Recoverable income taxes	7,885	—	7,885	7,083	—	7,083
Inventories - net	54,400	5,346	59,746	52,366	(10,271)	42,095
Deferred income taxes	8,354	—	8,354	7,587	382	7,969
Prepaid expenses and other current assets	10,284	—	10,284	13,977	—	13,977
Total current assets	734,394	8,205	742,599	712,726	(11,615)	701,111

Long-term contract receivables	19,249	(228)	19,021	22,070	(152)	21,918
Long-term capitalized costs	75,520	(6,557)	68,963	26,875	—	26,875
Property, plant and equipment - net	56,305	—	56,305	55,327	—	55,327
Deferred income taxes	19,322	—	19,322	16,364	—	16,364
Goodwill	134,851	—	134,851	146,933	—	146,933
Purchased intangibles - net	57,542	—	57,542	39,374	—	39,374
Other assets	9,772	—	9,772	6,648	—	6,648
	$1,106,955	$1,420	$1,108,375	$1,026,317	$(11,767)	$1,014,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,016	$1,294	$40,310	$47,917	$1,154	$49,071
Customer advances	103,187	(18,880)	84,307	100,764	(24,813)	75,951
Accrued compensation and other current liabilities	43,394	—	43,394	52,680	—	52,680
Other current liabilities	62,693	1,923	64,616	55,988	101	56,089
Income taxes payable	8,076	4,655	12,731	20,733	4,014	24,747
Current portion of long-term debt	557	—	557	4,561	—	4,561
Total current liabilities	256,923	(11,008)	245,915	282,643	(19,544)	263,099

Long-term debt	102,363	—	102,363	6,942	—	6,942
Accrued pension liability	20,785	—	20,785	46,382	—	46,382
Deferred compendation	9,792	—	9,792	8,619	—	8,619
Income taxes payable	6,769	(335)	6,434	4,862	382	5,244
Other long-term liabilities	5,396	610	6,006	6,527	615	7,142

Shareholders’ equity:
Common stock	15,825	—	15,825	12,574	—	12,574
Retained earnings	728,424	11,578	740,002	715,043	6,290	721,333
Accumulated other comprehensive loss	(3,378)	575	(2,803)	(21,148)	490	(20,658)
Treasury stock at cost	(36,078)	—	(36,078)	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	704,793	12,153	716,946	670,391	6,780	677,171
Noncontrolling interest in variable interest entity	134	—	134	(49)	—	(49)
Total shareholders’ equity	704,927	12,153	717,080	670,342	6,780	677,122
	$1,106,955	$1,420	$1,108,375	$1,026,317	$(11,767)	$1,014,550

	Consolidated Statement of Cash Flows September 30, 2013			Consolidated Statement of Cash Flows September 30, 2012			Consolidated Statement of Cash Flows September 30, 2011
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)			(in thousands)
Operating Activities:
Net income	$19,981	$5,288	$25,269	$92,104	$5,527	$97,631	$83,904	$2,450	$86,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,359	—	25,359	22,857	—	22,857	22,341	—	22,341
Share-based compensation expense	3,251	—	3,251	—	—	—	—	—	—
Inventory write-downs	2,760	—	2,760	—	—	—	—	—	—
Impairment of goodwill	50,865	—	50,865	—	—	—	—	—	—
Deferred income taxes	(7,508)	—	(7,508)	(1,486)	—	(1,486)	2,512	—	2,512
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(14,588)	(4,403)	(18,991)	(118,164)	(4,820)	(122,984)	3,566	(1,519)	2,047
Inventories	(4,219)	(15,671)	(19,890)	(13,636)	13,809	173	2,442	1,726	4,168
Prepaid expenses and other current assets	3,485	382	3,867	7,574	(142)	7,432	5,122	(240)	4,882
Long-term capitalized contract costs	(48,645)	6,557	(42,088)	(26,875)	—	(26,875)	—	—	—
Accounts payable and other current liabilities	(27,587)	1,950	(25,637)	8,525	1,105	9,630	(1,547)	80	(1,467)
Customer advances	3,006	5,984	8,990	(37,999)	(17,770)	(55,769)	37,143	(4,483)	32,660
Income taxes	(19,027)	(87)	(19,114)	11,929	2,290	14,219	(23,713)	1,569	(22,144)
Other items	(409)	0	(409)	494	1	495	(2,676)	417	(2,259)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,276)	—	(13,276)	(54,677)	—	(54,677)	129,094	—	129,094

Investing Activities:
Acquisition of businesses, net of cash acquired	(63,691)	—	(63,691)	—	—	—	(126,825)	—	(126,825)
Net additions to property, plant and equipment	(9,052)	—	(9,052)	(14,226)	—	(14,226)	(8,728)	—	(8,728)
Purchases of short-term investments	(4,050)	—	(4,050)	—	—	—	—	—	—
Proceeds from maturities of short-term investments	—	—	—	25,829	—	25,829	58,252	—	58,252
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(76,793)	—	(76,793)	11,603	—	11,603	(77,301)	—	(77,301)

Financing Activities:
Proceeds from short-term borrowings	70,000	—	70,000	—	—	—	—	—	—
Principal payments on short-term borrowings	(70,000)	—	(70,000)	—	—	—	—	—	—
Proceeds from long-term borrowings	100,000	—	100,000	—	—	—	—	—	—
Principal payments on long-term debt	(8,543)	—	(8,543)	(4,549)	—	(4,549)	(4,555)	—	(4,555)
Contingent consideration payments related to acquisitions of	(7,842)	—	(7,842)	—	—	—	—	—	—
Dividends paid to shareholders	(6,417)	—	(6,417)	(6,417)	—	(6,417)	(7,486)	—	(7,486)
Change in restricted cash	(158)	—	(158)	(68,584)	—	(68,584)	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(4)	—	(4)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,040	—	77,040	(79,550)	—	(79,550)	(12,045)	—	(12,045)

Effect of exchange rates on cash	4,654	—	4,654	5,743	—	5,743	(6,034)	—	(6,034)

NET INCREASE (DECREASE) IN CASH AND CASH	(8,375)	—	(8,375)	(116,881)	—	(116,881)	33,714	—	33,714

Cash and cash equivalents at the beginning of the year	212,267	—	212,267	329,148	—	329,148	295,434	—	295,434

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$203,892	$—	$203,892	$212,267	$—	$212,267	$329,148	$—	$329,148

Financial information in the accompanying footnotes to the consolidated financial statements reflects the effects of the preceding discussions and tables.

NOTE 3—ACQUISITIONS

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based  in Fayetteville, North Carolina and Colorado Springs, Colorado. This acquisition has expanded the scope of services and customer base of our Mission Support Services (MSS) segment. In connection with the acquisition, we hired more than 200 employees of the Seller’s Special Operations Forces training business. This transaction has been accounted for as a business combination. The results of the acquired operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $31.6 million and $0.5 million, respectively. NEK’s net loss after tax excludes any allocation of the goodwill impairment described in Note  8 that is recognized at the reporting unit level. Included in our operating results are $0.6 million in transaction related costs incurred during the year ended September 30, 2013 related to the NEK acquisition.

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

NextBus

On January 24, 2013, Cubic acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc.. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our Cubic Transportation Systems (CTS) segment. This transaction has been accounted for as a business combination. The results of the acquired NextBus operations have been included in our consolidated financial statements since the acquisition date. For the year ended September 30, 2013 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $7.8 million and $0.4 million, respectively. Included in the NextBus operating results are $0.2 million in transaction related costs incurred during the year ended September 30, 2013.

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2011 (in millions):

	Years Ended
	September 30,
	2013	2012
	(As Restated)	(As Restated)
Net sales	$1,385.3	$1,468.0

Net income attributable to Cubic	26.2	99.2

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2011, and it does not purport to project our future operating results.

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

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decreases is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration is remote, and we have estimated that the contingent consideration amounts will be due within twelve months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and September 30, 2013 other than for payments of amounts to the Seller; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

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

Due to the impairment of goodwill for MSS reporting unit, the goodwill for MSS was measured at its estimated fair value at July 1, 2013. We estimated the fair value of the goodwill primarily based on the discounted projected cash flows of the underlying MSS operations, a Level 3 fair value measurement technique. See Note 8 for a further discussion of the goodwill impairment. We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis except for the MSS goodwill.

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2013	2012
	(As Restated)	(As Restated)
U.S. Government Contracts:
Amounts billed	$51,529	$42,852
Recoverable costs and accrued profits on progress completed—not billed	60,435	77,750
	111,964	120,602
Commercial Customers:
Amounts billed	47,454	48,280
Recoverable costs and accrued profits on progress completed—not billed	221,911	184,927
	269,365	233,207
	381,329	353,809
Less unbilled amounts not currently due—commercial customers	(19,021)	(21,918)
	$362,308	$331,891

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

NOTE 6—INVENTORIES

Significant components of inventories are as follows (in thousands):

September 30,	2013	2012
	(As Restated)	(As Restated)
Work in process and inventoried costs under long-term contracts	$80,918	$68,525
Materials and purchased parts	693	858
Customer advances	(21,865)	(27,288)
	$59,746	$42,095

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

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2013 and 2012 were $7.1 million and $5.4 million, respectively.

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

NOTE 8—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2013 are as follows (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
Balances at October 1, 2011	$7,269	$20,653	$118,433	$146,355
Foreign currency exchange rate changes	248	330	—	578
Balances at September 30, 2012	7,517	20,983	118,433	146,933
Acquisitions (see Note 3)	10,837	1,223	26,782	38,842
Impairment of goodwill	—	—	(50,865)	(50,865)
Foreign currency exchange rate changes	(53)	(6)	—	(59)
Balances at September 30, 2013	$18,301	$22,200	$94,350	$134,851

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

NOTE 9—FINANCING ARRANGEMENTS

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

Interest paid amounted to $3.7 million, $7.4 million and $1.1 million in 2013, 2012 and 2011, respectively. Interest paid in 2013 included a final payment of $0.6 million of interest in connection with our payment to the U.S. District Court in April 2012 for an arbitration award with the Ministry of Defense for the Armed Forces of the Islamic Republic of Iran. $5.9 million was paid in 2012 (See Note 16 for further information).

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

As of September 30, 2013, we had letters of credit and bank guarantees outstanding totaling $89.6 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $12.4 million as of September 30, 2013, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.9 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2013, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2013 this agreement does not restrict such distributions to shareholders. As a result of our restatement, we have been unable to comply with covenants requiring us to provide our lenders with audited financial statements and interim financial information on a timely basis. However, we have entered into amendments to our financing arrangements which have included waivers to extend the dates by which we are required to deliver our audited financial statements and interim financial information to May 31, 2014, and as such we are not in default under our lending arrangements or credit agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.8 million and $8.7 million as of September 30, 2013, and 2012 respectively.

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

Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2013 (in thousands):

2014	$12,405
2015	9,710
2016	7,102
2017	4,870
2018	5,831
Thereafter	3,057
$42,975

NOTE 11—INCOME TAXES

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2013	2012	2011
	(in thousands)
	(As Restated)	(As Restated)	(As Restated)
Current:
Federal	$8,198	$15,448	$(804)
State	2,437	1,927	810
Foreign	18,581	21,005	24,531
Total current	29,216	38,380	24,537

Deferred:
Federal	(14,182)	331	9,356
State	(2,720)	328	299
Foreign	2,188	1,293	(73)
Total deferred provision	(14,714)	1,952	9,582
Total income tax expense	$14,502	$40,332	$34,119

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2013	2012
	(in thousands)
	(As Restated)	(As Restated)
Deferred tax assets:
Accrued employee benefits	$11,642	$12,490
Long-term contracts and inventory valuation reductions	14,152	8,343
Allowances for loss contingencies	5,441	6,242
Deferred compensation	4,346	3,756
Property, plant and equipment	1,127	726
Intangible assets	477	—
Retirement benefits	5,678	14,549
State research and development credit carryforward	4,839	3,882
Net operating losses	18,639	11,291
Foreign currency mark-to-market	302	2,192
Other	1,746	313
Subtotal	68,389	63,784
Valuation allowance	(8,801)	(4,205)
Deferred tax assets	59,588	59,579

Deferred tax liabilities:
Intangible assets	—	8,608
Deferred revenue	28,865	25,277
State taxes	995	269
Foreign currency mark-to-market	290	146
Other	1,762	946
Deferred tax liabilities	31,912	35,246
Net deferred tax asset	$27,676	$24,333

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

As of September 30, 2013, we had $60.3 million of foreign operating loss carryforwards and $10.9 million of unused state tax credits that are not subject to expiration.

We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of September 30, 2013, we evaluated our net deferred income tax assets, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance is required. With respect to Australia, a significant negative factor in our assessment at September 30, 2013 was the determination that our Australian operations had a three-year historical cumulative loss as of the end of the year. After considering our recent history of losses and future sources of taxable income in the near-term, we recorded a valuation allowance on our net deferred tax assets related to Australia, with a corresponding charge to our income tax provision, of approximately $4.0 million in the quarter ended September 30, 2013. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating both positive and negative evidence that may exist.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2013	2012	2011
		(in thousands)
	(As Restated)	(As Restated)	(As Restated)
Tax at U.S. statutory rate	$13,921	$48,287	$42,165
State income taxes, net of federal tax effect	120	1,364	1,297
Nondeductible expenses	1,609	286	893
Change in reserve accrued for tax contingencies	(673)	(2,752)	2,154
Impact of goodwill impairment loss	10,046	—	—
Change in valuation allowance	4,044	—	—
Tax effect from foreign earnings repatriation	—	2,773	—
Foreign earnings taxed at less than statutory rate	(7,521)	(7,847)	(6,787)
R&D credits generated in the current year	(3,202)	(906)	(2,696)
Reinstatement of federal research and development credit	(1,937)	—	(1,406)
Manufacturing deduction	(1,333)	(630)	(1,476)
Other	(572)	(243)	(25)
	$14,502	$40,332	$34,119

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

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments as set forth below. The net changes in the liability were as follows:

Years ended September 30,	2013	2012
	(in thousands)
	(As Restated)	(As Restated)
Balance at October 1	$8,649	$10,940
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(575)	(1,227)
Settlements with taxing authorities	(2,332)	(1,257)
Other	824	(586)
Tax positions related to the current year	552	567
Currency translation adjustment	(40)	212
Balance at September 30	$7,078	$8,649

At September 30, 2013, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate was $4.8 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $2.2 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The amount of net interest and penalties recognized as a component of income tax expense during 2013, 2012 and 2011 was not material. Interest and penalties accrued at September 30, 2013 and 2012 amounted to $2.2 million and $3.7 million, respectively, bringing the total liability for uncertain tax issues to $9.3 million and $12.3 million, respectively, as of September 30, 2013 and 2012.

Cash amounts paid for income taxes, net of refunds received, were $42.1 million, $25.4 million and $42.1 million in 2013, 2012 and 2011, respectively.

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2013	2012	2011
	(As Restated)	(in thousands) (As Restated)	(As Restated)
United States	$(31,640)	$38,692	$33,879
Foreign	71,411	99,271	86,594
Total	$39,771	$137,963	$120,473

Undistributed earnings of all our foreign subsidiaries amounted to approximately $292.2 million at September 30, 2013. We consider those earnings to be indefinitely reinvested and, accordingly, we have not provided for U.S. federal and state income taxes thereon and have determined that no amounts of undistributed earnings are available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carryforwards. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards. We do not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If  a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or non- current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

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

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2013 and 2012. Although the table above reflects the notional principal amounts of the Company’s forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 4 for a description of each level within the fair value hierarchy.  During 2013 our plans invested in a diversified growth fund that holds underlying investments in equities, fixed- income securities, commodities, and real estate.

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

NOTE 14—STOCKHOLDERS’ EQUITY

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

The performance period for the performance-based vesting RSUs granted on March 21, 2013 is the period from October 1, 2012 to September 30, 2015. Recipients of the performance-based vesting RSUs will be eligible to vest in the RSUs at the end of the three- year performance period based on Cubic’s achievement of performance goals established by the Executive Compensation Committee over the performance period, subject to the recipient’s continued service through September 30, 2015. The vesting of 50% of the performance-based RSUs is contingent upon Cubic meeting specified sales growth targets during the performance period and vesting of 50% of the performance based RSUs is contingent upon Cubic meeting return on equity targets for the performance period. Cubic’s sales growth achievement and/or return on equity achievement for the performance period will determine the percentage of the RSUs that will vest.

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

NOTE 15  — STOCK BASED COMPENSATION

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

In October 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract, violation of the Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act.  The plaintiff claims he was wrongly charged (i) multiple times, at two dollars each time, for calling the call center that we operate for patrons of our transit customer, and (ii) transfer and a second fare when he paid for a fare plus a transfer. The plaintiff is seeking to have the case certified as a class action for all patrons charged in such a manner. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

In December 2013, a lawsuit was filed in federal court against us and one of our transit customers alleging breach of contract,   violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and unjust enrichment in relation to our operation of our transit customer’s fare collection system.  The plaintiff claims to have not been credited the cost of her transit card even after registration of the card, as is required under the terms of the cardholder agreement.  In addition, the plaintiff claims to have attempted to load value onto her transit card and although her bank account was debited when doing so, she claims the value has never been added on her transit account. The plaintiff is seeking to have the case certified as a class action for all transit patrons who have experienced the same alleged problems with the fare system. We are expecting to undertake the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating this matter and will vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

Business segment financial data is as follows (in millions):

Years ended September 30,	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Sales:
Transportation Systems	$529.5	$522.2	$433.1
Mission Support Services	468.7	491.4	476.5
Defense Systems	363.0	389.4	390.7
Other	0.2	1.1	1.3
Total sales	$1,361.4	$1,404.1	$1,301.6

Operating income (loss):
Transportation Systems	$66.8	$84.6	$72.0
Mission Support Services	(36.1)	21.1	23.9
Defense Systems	14.2	35.3	29.8
Unallocated corporate expenses and other	(4.2)	(4.8)	(7.1)
Total operating income	$40.7	$136.2	$118.6

Assets:
Transportation Systems	$369.8	$268.4	$167.0
Mission Support Services	205.2	212.8	144.0
Defense Systems	228.9	211.2	213.0
Corporate and other	304.5	322.2	439.7
Total assets	$1,108.4	$1,014.6	$963.7

Depreciation and amortization:
Transportation Systems	$5.0	$3.7	$3.6
Mission Support Services	13.0	12.5	12.3
Defense Systems	6.1	5.5	5.4
Corporate and other	1.3	1.2	1.0
Total depreciation and amortization	$25.4	$22.9	$22.3

Capital expenditures:
Transportation Systems	$2.8	$2.7	$2.2
Mission Support Services	0.3	1.1	0.3
Defense Systems	4.6	8.9	5.5
Corporate and other	1.4	1.5	0.7
Total expenditures for long-lived assets	$9.1	$14.2	$8.7

Years ended September 30,	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
Geographic Information:
Sales (a):
United States	$741.7	$742.2	$753.9
United Kingdom	267.4	283.2	250.9
Canada	30.4	54.8	27.5
Australia	148.5	181.9	100.3
Middle East	35.4	38.0	38.7
Far East	78.2	56.9	82.7
Other	59.8	47.1	47.6
Total sales	$1,361.4	$1,404.1	$1,301.6

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$43.9	$42.4	$40.5
United Kingdom	9.2	9.5	9.1
Other foreign countries	6.6	6.1	2.9
Total long-lived assets, net	$59.7	$58.0	$52.5

MSS and CDS segment sales include $691.8 million, $699.4 million and $728.2 million in 2013, 2012 and 2011, respectively, of sales to U.S. government agencies. CTS segment sales include $193.4 million, $184.7 million and $174.8 million in 2013, 2012 and 2011, respectively, of sales under various contracts with our customer, Transport for London. No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $1.7 million in 2013, and increased operating income by approximately $15.7 million in 2012 and $17.3 million in 2011. These adjustments decreased net income by approximately $0.3 million ($0.01 per share) in 2013, and increased net income by approximately $10.7 million ($0.40 per share) in 2012 and $11.7 million ($0.44 per share) in 2011.

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

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Liability as of September 30, 2012	$—
Accrued costs	8,139
Cash payments	(5,919)
Liability as of September 30, 2013	$2,220

NOTE 18—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2013 and 2012:

					Year
	Three Months Ended				Ended
Fiscal 2013	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$340,776	$337,226	$368,609	$314,796	$1,361,407
Operating income (loss)	(44,055)	26,905	37,376	20,509	40,735
Net income (loss) attributable to Cubic	(37,186)	18,381	29,650	14,241	25,086
Net income (loss) per share, basic	(1.39)	0.69	1.11	0.53	0.94
Net income (loss) per share, diluted	(1.39)	0.69	1.11	0.53	0.94

					Year
	Three Months Ended				Ended
Fiscal 2012	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$369,255	$371,142	$343,830	$319,857	$1,404,084
Operating income	30,740	39,602	35,923	29,940	136,205
Net income attributable to Cubic	21,912	27,395	25,856	22,264	97,427
Net income per share, basic	0.82	1.02	0.97	0.83	3.64
Net income per share, diluted	0.82	1.02	0.97	0.83	3.64

In the fourth quarter of 2013, we completed our annual goodwill impairment test and concluded that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $50.9 million (before applicable income taxes). See Note 8 for a further discussion of the goodwill impairment.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating profit by approximately $9.9 million in the three months ended September 30, 2013 and increased operating profit by approximately $0.7 million in the three months ended September 30, 2012. These adjustments decreased net income by approximately $6.6 million ($0.25 per share) in the three months ended September 30, 2013 and increased net income by approximately $0.3 million ($0.01 per share) in the three months ended and September 30, 2012.

The following tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for each of the quarters in the fiscal years ended September 30, 2013 and 2012. For further information regarding these adjustments, see Note 2.

	Condensed Consolidated Statement of Income			Condensed Consolidated Statement of Income
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Net sales:
Products	$136,216	$(3,342)	$132,874	$164,458	$7,174	$171,632
Services	206,386	1,516	207,902	195,229	2,394	197,623
	342,602	(1,826)	340,776	359,687	9,568	369,255
Costs and expenses:
Products	117,530	(1,780)	115,750	113,009	8,470	121,479
Services	167,757	94	167,851	164,060	(1,001)	163,059
Selling, general and administrative	38,429	408	38,837	42,678	501	43,179
Restructuring costs	1,941	—	1,941	—	—	—
Impairment of goodwill	50,865	—	50,865	—	—	—
Research and development	5,099	—	5,099	7,327	—	7,327
Amortization of purchased intangibles	4,488	—	4,488	3,471	—	3,471
	386,109	(1,278)	384,831	330,545	7,970	338,515

Operating income (loss)	(43,507)	(548)	(44,055)	29,142	1,598	30,740

Other income (expense):
Interest and dividend income	297	—	297	571	—	571
Interest expense	(977)	(3)	(980)	(651)	(13)	(664)
Other income (expense) - net	397	1,254	1,651	726	(455)	271

Income (loss) before income taxes	(43,790)	703	(43,087)	29,788	1,130	30,918

Income taxes	(5,654)	(281)	(5,935)	8,645	306	8,951

Net income (loss)	(38,136)	984	(37,152)	21,143	824	21,967

Less noncontrolling interest in income of VIE	34	—	34	55	—	55

Net income (loss) attributable to Cubic	$(38,170)	$984	$(37,186)	$21,088	$824	$21,912

Net income (loss) per share attributable to Cubic:
Basic	$(1.43)	$0.04	$(1.39)	$0.79	$0.03	$0.82
Diluted	$(1.43)	$0.04	$(1.39)	$0.79	$0.03	$0.82

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,736	—	26,736	26,736	—	26,736

	Condensed Consolidated Statement of Income			Condensed Consolidated Statement of Income
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Net sales:
Products	$131,557	$(3,875)	$127,682	$189,743	$4,870	$194,613
Services	208,888	656	209,544	175,654	875	176,529
	340,445	(3,219)	337,226	365,397	5,745	371,142
Costs and expenses:
Products	93,946	(2,935)	91,011	118,431	4,641	123,072
Services	164,458	(180)	164,278	153,552	88	153,640
Selling, general and administrative	44,130	—	44,130	42,751	—	42,751
Restructuring costs	114	—	114	—	—	—
Research and development	6,426	—	6,426	8,427	—	8,427
Amortization of purchased intangibles	4,362	—	4,362	3,650	—	3,650
	313,436	(3,115)	310,321	326,811	4,729	331,540

Operating income	27,009	(104)	26,905	38,586	1,016	39,602

Other income (expense):
Interest and dividend income	530	—	530	697	—	697
Interest expense	(922)	(3)	(925)	(221)	(13)	(234)
Other income (expense) - net	(813)	—	(813)	(950)	—	(950)

Income before income taxes	25,804	(107)	25,697	38,112	1,003	39,115

Income taxes	7,416	(124)	7,292	11,338	329	11,667

Net income	18,388	17	18,405	26,774	674	27,448

Less noncontrolling interest in income of VIE	24	—	24	53	—	53

Net income attributable to Cubic	$18,364	$17	$18,381	$26,721	$674	$27,395

Net income per share attributable to Cubic:
Basic	$0.69	$0.00	$0.69	$1.00	$0.02	$1.02
Diluted	$0.69	$0.00	$0.69	$1.00	$0.02	$1.02

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,762	—	26,762	26,736	—	26,736

	Condensed Consolidated Statement of Income			Condensed Consolidated Statement of Income
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Net sales:
Products	$164,968	$2,068	$167,036	$155,776	$1,115	$156,891
Services	199,337	2,236	201,573	183,869	3,070	186,939
	364,305	4,304	368,609	339,645	4,185	343,830
Costs and expenses:
Products	117,123	2,022	119,145	106,684	748	107,432
Services	153,766	(446)	153,320	145,642	54	145,696
Selling, general and administrative	41,320	—	41,320	43,039	—	43,039
Restructuring costs	6,084	—	6,084	—	—	—
Research and development	7,098	—	7,098	8,072	—	8,072
Amortization of purchased intangibles	4,266	—	4,266	3,668	—	3,668
	329,657	1,576	331,233	307,105	802	307,907

Operating income	34,648	2,728	37,376	32,540	3,383	35,923

Other income (expense):
Interest and dividend income	312	—	312	964	—	964
Interest expense	(654)	(3)	(657)	(331)	(13)	(344)
Other income (expense) - net	(53)	—	(53)	122	—	122

Income before income taxes	34,253	2,725	36,978	33,295	3,370	36,665

Income taxes	7,043	233	7,276	9,847	911	10,758

Net income	27,210	2,492	29,702	23,448	2,459	25,907

Less noncontrolling interest in income of VIE	52	—	52	51	—	51

Net income attributable to Cubic	$27,158	$2,492	$29,650	$23,397	$2,459	$25,856

Net income per share attributable to Cubic:
Basic	$1.02	$0.09	$1.11	$0.88	$0.09	$0.97
Diluted	$1.02	$0.09	$1.11	$0.88	$0.09	$0.97

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,736	—	26,736	26,736	—	26,736

	Condensed Consolidated Statement of Income Three Months Ended December 31, 2012			Condensed Consolidated Statement of Income Three Months Ended December 31, 2011
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)
Net sales:
Products	$135,701	$(983)	$134,718	$153,310	$882	$154,192
Services	177,670	2,408	180,078	163,456	2,209	165,665
	313,371	1,425	314,796	316,766	3,091	319,857
Costs and expenses:
Products	100,895	(1,008)	99,887	113,449	746	114,195
Services	143,851	220	144,071	131,408	159	131,567
Selling, general and administrative	40,997	(54)	40,943	35,220	—	35,220
Research and development	5,822	—	5,822	4,896	—	4,896
Amortization of purchased intangibles	3,564	—	3,564	4,039	—	4,039
	295,129	(842)	294,287	289,012	905	289,917

Operating income	18,242	2,267	20,509	27,754	2,186	29,940

Other income (expense):
Interest and dividend income	437	—	437	762	—	762
Interest expense	(862)	(3)	(865)	(347)	(13)	(360)
Other income (expense) - net	102	—	102	923	—	923

Income before income taxes	17,919	2,264	20,183	29,092	2,173	31,265

Income taxes	5,400	469	5,869	8,353	603	8,956

Net income	12,519	1,795	14,314	20,739	1,570	22,309

Less noncontrolling interest in income of VIE	73	—	73	45	—	45

Net income attributable to Cubic	$12,446	$1,795	$14,241	$20,694	$1,570	$22,264

Net income per share attributable to Cubic:
Basic	$0.47	$0.06	$0.53	$0.77	$0.06	$0.83
Diluted	$0.47	$0.06	$0.53	$0.77	$0.06	$0.83

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,736	—	26,736	26,736	—	26,736

	Condensed Consolidated Statement of Comprehensive Income Three Months Ended September 30, 2013			Condensed Consolidated Statement of Comprehensive Income Three Months Ended September 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Net income	$(38,136)	$984	$(37,152)	$21,143	$824	$21,967
Other comprehensive income:
Adjustment to pension liability, net of taxes	13,501	(395)	13,106	(5,585)	—	(5,585)
Foreign currency translation	15,679	1,060	16,739	7,375	203	7,578
Net unrealized gains/losses from cash flow hedges, net of tax	(926)	—	(926)	(598)	—	(598)
Net unrealized gain (loss) on available-for-sale securities, net of tax	3	—	3	—	—	—
Total other comprehensive income (loss)	28,257	665	28,922	1,192	203	1,395
Total comprehensive income (loss)	(9,879)	1,649	(8,230)	22,335	1,027	23,362

	Condensed Consolidated Statement of Comprehensive Income Three Months Ended June 30, 2013			Condensed Consolidated Statement of Comprehensive Income Three Months Ended June 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Net income	$18,388	$17	$18,405	$26,774	$674	$27,448
Other comprehensive income:
Foreign currency translation	(1,872)	96	(1,776)	(4,880)	(124)	(5,004)
Net unrealized gains/losses from cash flow hedges, net of tax	4,706	—	4,706	(1,288)	—	(1,288)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(5)	—	(5)	—	—	—
Total other comprehensive income (loss)	2,829	96	2,925	(6,168)	(124)	(6,292)
Total comprehensive income (loss)	21,217	113	21,330	20,606	550	21,156

	Condensed Consolidated Statement of Comprehensive Income Three Months Ended March 31, 2013			Condensed Consolidated Statement of Comprehensive Income Three Months Ended March 31, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Net income	$27,210	$2,492	$29,702	$23,448	$2,459	$25,907
Other comprehensive income:
Foreign currency translation	(14,608)	(730)	(15,338)	7,846	129	7,975
Net unrealized gains/losses from cash flow hedges, net of tax	(745)	—	(745)	3,288	—	3,288
Total other comprehensive income (loss)	(15,353)	(730)	(16,083)	11,134	129	11,263
Total comprehensive income (loss)	11,857	1,762	13,619	34,582	2,588	37,170

	Condensed Consolidated Statement of Comprehensive Income Three Months Ended December 31, 2012			Condensed Consolidated Statement of Comprehensive Income Three Months Ended December 31, 2011
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Net income	$12,519	$1,795	$14,314	$20,739	$1,570	$22,309
Other comprehensive income:
Foreign currency translation	1,295	54	1,349	347	(19)	328
Net unrealized gains/losses from cash flow hedges, net of tax	742	—	742	(1,160)	—	(1,160)
Total other comprehensive income (loss)	2,037	54	2,091	(813)	(19)	(832)
Total comprehensive income (loss)	14,556	1,849	16,405	19,926	1,551	21,477

	Condensed Consolidated Balance Sheet June 30, 2013			Condensed Consolidated Balance Sheet March 31, 2013			Condensed Consolidated Balance Sheet December 31, 2012
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$212,451	$—	$212,451	$148,605	$—	$148,605	$174,116	$—	$174,116
Restricted cash	68,853	—	68,853	68,833	—	68,833	68,829	—	68,829
Marketable securities	4,049	—	4,049	—	—	—	—	—	—
Accounts receivable - net	388,436	(2,499)	385,937	414,066	(3,304)	410,762	359,301	(3,324)	355,977
Recoverable income taxes	6,673	—	6,673	5,600	—	5,600	4,817	—	4,817
Inventories - net	48,312	(5,935)	42,377	50,992	(11,205)	39,787	53,095	(10,578)	42,517
Deferred income taxes and other current assets	17,035	835	17,870	16,754	965	17,719	24,243	873	25,116
Total current assets	745,809	(7,599)	738,210	704,850	(13,544)	691,306	684,401	(13,029)	671,372

Long-term contract receivables	19,850	(152)	19,698	20,830	(152)	20,678	21,460	(152)	21,308
Long-term capitalized costs	61,782	(3,184)	58,598	51,805	(1,029)	50,776	40,146	—	40,146
Property, plant and equipment - net	54,770	—	54,770	54,732	—	54,732	55,434	—	55,434
Deferred income taxes	—	—	—	—	—	—	—	—	—
Goodwill	183,895	—	183,895	185,589	—	185,589	173,734	—	173,734
Purchased intangibles - net	58,517	—	58,517	62,930	—	62,930	54,188	—	54,188
Other assets	20,974	—	20,974	19,507	—	19,507	21,390	—	21,390
	$1,145,597	$(10,935)	$1,134,662	$1,100,243	$(14,725)	$1,085,518	$1,050,753	$(13,181)	$1,037,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	—	$—	$25,000	—	$25,000	$25,000	—	$25,000
Trade accounts payable	31,293	—	31,293	33,322	—	33,322	29,001	—	29,001
Customer advances	107,256	(27,295)	79,961	92,178	(31,185)	60,993	107,913	(27,910)	80,003
Accrued compensation and other current liabilities	114,100	123	114,223	128,096	121	128,217	122,316	103	122,419
Income taxes payable	7,229	5,105	12,334	7,094	5,323	12,417	8,715	4,997	13,712
Current portion of long-term debt	529	—	529	527	—	527	4,563	—	4,563
Total current liabilities	260,407	(22,067)	238,340	286,217	(25,741)	260,476	297,508	(22,810)	274,698

Long-term debt	102,380	—	102,380	52,502	—	52,502	2,814	—	2,814
Other long-term liabilities	66,412	628	67,040	67,918	625	68,543	65,533	1,000	66,533

Shareholders’ equity:
Common stock	14,208	—	14,208	12,633	—	12,633	12,574	—	12,574
Retained earnings	769,803	10,594	780,397	751,439	10,577	762,016	727,489	8,085	735,574
Accumulated other comprehensive loss	(31,635)	(90)	(31,725)	(34,464)	(186)	(34,650)	(19,111)	544	(18,567)
Treasury stock at cost	(36,078)	—	(36,078)	(36,078)	—	(36,078)	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	716,298	10,504	726,802	693,530	10,391	703,921	684,874	8,629	693,503
Noncontrolling interest in variable interest entity	100	—	100	76	—	76	24	—	24
Total shareholders’ equity	716,398	10,504	726,902	693,606	10,391	703,997	684,898	8,629	693,527
	$1,145,597	$(10,935)	$1,134,662	$1,100,243	$(14,725)	$1,085,518	$1,050,753	$(13,181)	$1,037,572

	Condensed Consolidated Balance Sheet			Condensed Consolidated Balance Sheet			Condensed Consolidated Balance Sheet
	June 30, 2012			March 31, 2012			December 31, 2011
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
		(in thousands)			(in thousands)			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$231,129	$—	$231,129	$230,766	$—	$230,766	$289,141	$—	$289,141
Restricted cash	68,681	—	68,681	68,584	—	68,584	—	—	—
Marketable securities	—	—	—	7,895	—	7,895	18,872	—	18,872
Accounts receivable - net	323,118	(4,469)	318,649	292,704	(5,191)	287,513	254,811	(5,748)	249,063
Recoverable income taxes	15,150	—	15,150	16,576	—	16,576	27,268	—	27,268
Inventories - net	49,622	(2,957)	46,665	51,398	1,816	53,214	43,341	2,535	45,876
Deferred income taxes and other current assets	16,708	240	16,948	19,218	240	19,458	16,441	240	16,681
Total current assets	704,408	(7,186)	697,222	687,141	(3,135)	684,006	649,874	(2,973)	646,901

Long-term contract receivables	22,850	(76)	22,774	23,590	(76)	23,514	24,140	(76)	24,064
Long-term capitalized costs	13,695	—	13,695	—	—	—	—	—	—
Property, plant and equipment - net	56,166	—	56,166	55,525	—	55,525	52,045	—	52,045
Deferred income taxes	—	—	—	—	—	—	—	—	—
Goodwill	146,597	—	146,597	146,812	—	146,812	146,413	—	146,413
Purchased intangibles - net	42,836	—	42,836	46,493	—	46,493	50,147	—	50,147
Other assets	20,135	—	20,135	20,426	—	20,426	19,624	—	19,624
	$1,006,687	$(7,262)	$999,425	$979,987	$(3,211)	$976,776	$942,243	$(3,049)	$939,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,341	$—	$40,341	$42,785	$—	$42,785	$31,554	$—	$31,554
Customer advances	127,190	(17,644)	109,546	119,647	(12,785)	106,862	124,244	(9,003)	115,241
Accrued compensation and other current liabilities	84,238	193	84,431	84,793	184	84,977	88,929	166	89,095
Income taxes payable	24,778	3,495	28,273	21,346	3,274	24,620	19,606	2,318	21,924
Current portion of long-term debt	4,545	—	4,545	4,556	—	4,556	4,539	—	4,539
Total current liabilities	281,092	(13,956)	267,136	273,127	(9,327)	263,800	268,872	(6,519)	262,353

Long-term debt	6,995	—	6,995	7,191	—	7,191	7,233	—	7,233
Other long-term liabilities	67,384	941	68,325	69,059	913	69,972	66,902	855	67,757

Shareholders’ equity:
Common stock	12,574	—	12,574	12,574	—	12,574	12,574	—	12,574
Retained earnings	697,164	5,466	702,630	670,443	4,792	675,235	650,254	2,333	652,587
Accumulated other comprehensive loss	(22,340)	287	(22,053)	(16,172)	411	(15,761)	(27,306)	282	(27,024)
Treasury stock at cost	(36,078)	—	(36,078)	(36,078)	—	(36,078)	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	651,320	5,753	657,073	630,767	5,203	635,970	599,444	2,615	602,059
Noncontrolling interest in variable interest entity	(104)	—	(104)	(157)	—	(157)	(208)	—	(208)
Total shareholders’ equity	651,216	5,753	656,969	630,610	5,203	635,813	599,236	2,615	601,851
	$1,006,687	$(7,262)	$999,425	$979,987	$(3,211)	$976,776	$942,243	$(3,049)	$939,194

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Operating Activities:
Net income (loss)	$(38,136)	$984	$(37,152)	$21,143	$824	$21,967
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,345	—	7,345	5,717	—	5,717
Share-based compensation expense	1,676	—	1,676	—	—	—
Inventory write-downs	2,760	—	2,760	—	—	—
Impairment of goodwill	50,865	—	50,865	—	—	—
Deferred income taxes	(7,508)	—	(7,508)	(1,486)	—	(1,486)
Changes in operating assets and liabilities net of effects from acquisitions	(23,448)	(984)	(24,432)	(41,236)	(824)	(42,060)
NET CASH USED IN OPERATING ACTIVITIES	(6,446)	—	(6,446)	(15,862)	—	(15,862)

Investing Activities:
Acquisition of businesses, net of cash acquired	(3,042)	—	(3,042)	—	—	—
Net additions to property, plant and equipment	(2,843)	—	(2,843)	(982)	—	(982)
Purchases of short-term investments	4	—	4	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(5,881)	—	(5,881)	(982)	—	(982)

Financing Activities:
Principal payments on long-term debt	(136)	—	(136)	(138)	—	(138)
Contingent consideration payments related to acquisitions of businesses	(7,618)	—	(7,618)	—	—	—

Dividends paid to shareholders	(3,209)	—	(3,209)	(3,209)	—	(3,209)
Change in restricted cash	(54)	—	(54)	—	—	—
NET CASH USED IN FINANCING ACTIVITIES	(11,017)	—	(11,017)	(3,347)	—	(3,347)

Effect of exchange rates on cash	14,785	—	14,785	1,329	—	1,329

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,559)	—	(8,559)	(18,862)	—	(18,862)

Cash and cash equivalents at the beginning of the period	212,451	—	212,451	231,129	—	231,129

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$203,892	$—	$203,892	$212,267	$—	$212,267

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Operating Activities:
Net income	$18,388	$17	$18,405	$26,774	$674	$27,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,417	—	6,417	5,843	—	5,843
Share-based compensation expense	1,575	—	1,575	—	—	—
Changes in operating assets and liabilities net of effects from acquisitions	22,761	(17)	22,744	(31,524)	(674)	(32,198)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,141	—	49,141	1,093	—	1,093

Investing Activities:
Acquisition of businesses, net of cash acquired	(7,377)	—	(7,377)	—	—	—
Net additions to property, plant and equipment	(2,348)	—	(2,348)	(3,094)	—	(3,094)
Purchases of short-term investments	(4,054)	—	(4,054)	—	—	—
Proceeds from maturities of short-term investments	—	—	—	7,895	—	7,895
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,779)	—	(13,779)	4,801	—	4,801

Financing Activities:
Principal payments on short-term borrowings	(25,000)	—	(25,000)	—	—	—
Proceeds from long-term borrowings	50,000	—	50,000	—	—	—
Principal payments on long-term debt	(134)	—	(134)	(137)	—	(137)
Contingent consideration payments related to acquisitions of businesses
	(224)	—	(224)	—	—	—
Change in restricted cash	(20)	—	(20)	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,622	—	24,622	(137)	—	(137)

Effect of exchange rates on cash	3,862	—	3,862	(5,394)	—	(5,394)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,846	—	63,846	363	—	363

Cash and cash equivalents at the beginning of the period	148,605	—	148,605	230,766	—	230,766

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$212,451	$—	$212,451	$231,129	$—	$231,129

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Operating Activities:
Net income	$27,210	$2,492	$29,702	$23,448	$2,459	$25,907
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,879	—	6,879	5,465	—	5,465
Changes in operating assets and liabilities net of effects from acquisitions	(63,944)	(2,492)	(66,436)	(30,444)	(2,459)	(32,903)
NET CASH USED IN OPERATING ACTIVITIES	(29,855)	—	(29,855)	(1,531)	—	(1,531)

Investing Activities:
Acquisition of businesses, net of cash acquired	(20,177)	—	(20,177)	—	—	—
Net additions to property, plant and equipment	(2,438)	—	(2,438)	(4,901)	—	(4,901)
Proceeds from maturities of short-term investments	—	—	—	10,977	—	10,977
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(22,615)	—	(22,615)	6,076	—	6,076

Financing Activities:
Proceeds from short-term borrowings	45,000	—	45,000	—	—	—
Principal payments on short-term borrowings	(45,000)	—	(45,000)	—	—	—
Proceeds from long-term borrowings	50,000	—	50,000	—	—	—
Principal payments on long-term debt	(4,133)	—	(4,133)	(138)	—	(138)
Dividends paid to shareholders	(3,208)	—	(3,208)	(3,208)	—	(3,208)
Change in restricted cash	(313)	—	(313)	(68,584)	—	(68,584)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,346	—	42,346	(71,930)	—	(71,930)

Effect of exchange rates on cash	(15,387)	—	(15,387)	9,010	—	9,010

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,511)	—	(25,511)	(58,375)	—	(58,375)

Cash and cash equivalents at the beginning of the period	174,116	—	174,116	289,141	—	289,141

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$148,605	$—	$148,605	$230,766	$—	$230,766

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)
Operating Activities:
Net income	$12,519	$1,795	$14,314	$20,739	$1,570	$22,309
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,718	—	4,718	5,832	—	5,832
Changes in operating assets and liabilities net of effects from acquisitions	(43,353)	(1,795)	(45,148)	(64,948)	(1,570)	(66,518)
NET CASH USED IN OPERATING ACTIVITIES	(26,116)	—	(26,116)	(38,377)	—	(38,377)

Investing Activities:
Acquisition of businesses, net of cash acquired	(33,095)	—	(33,095)	—	—	—
Net additions to property, plant and equipment	(1,423)	—	(1,423)	(5,249)	—	(5,249)
Proceeds from maturities of short-term investments	—	—	—	6,957	—	6,957
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(34,518)	—	(34,518)	1,708	—	1,708

Financing Activities:
Proceeds from short-term borrowings	25,000	—	25,000	—	—	—
Principal payments on long-term debt	(4,140)	—	(4,140)	(4,136)	—	(4,136)
Change in restricted cash	229	—	229	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,089	—	21,089	(4,136)	—	(4,136)

Effect of exchange rates on cash	1,394	—	1,394	798	—	798

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,151)	—	(38,151)	(40,007)	—	(40,007)

Cash and cash equivalents at the beginning of the period	212,267	—	212,267	329,148	—	329,148

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$174,116	$—	$174,116	$289,141	$—	$289,141

NOTE 18A— QUARTERLY BASIS OF PRESENTATION (UNAUDITED)

We have prepared the accompanying unaudited condensed consolidated financial statements included in Note 18 in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature.

NOTE 18B—NET INCOME PER SHARE (UNAUDITED)

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended				Three Months Ended
	Fiscal Year 2013				Fiscal Year 2012
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) attributable to Cubic	$(37,186)	$18,381	$29,650	$14,241	$21,912	$27,395	$25,856	$22,264
Weighted average shares - basic	26,736	26,736	26,736	26,736	26,736	26,736	26,736	26,736
Effect of dilutive securities	—	26	—	—	—	—	—	—
Weighted average shares - diluted	26,736	26,762	26,736	26,736	26,736	26,736	26,736	26,736
Net income (loss) per share attributable to Cubic, basic	$(1.39)	$0.69	$1.11	$0.53	$0.82	$1.02	$0.97	$0.83
Effect of dilutive securities	—	—	—	—	—	—	—	—
Net income (loss) per share attributable to Cubic, diluted	$(1.39)	$0.69	$1.11	$0.53	$0.82	$1.02	$0.97	$0.83
Anti-dilutive employee share-based awards	421	—	—	—	—	—	—	—

NOTE 18C—QUARTERLY BALANCE SHEET DETAILS (UNAUDITED)

The components of accounts receivable are as follows (in thousands):

	Fiscal Year 2013			Fiscal Year 2012
	June 30	March 31	December 31	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Trade and other receivables Long-term contracts:	$16,995	$21,025	$19,701	$16,581	$13,623	$21,684
Billed	81,867	108,774	84,961	99,252	87,000	86,847
Unbilled	307,405	302,292	273,044	226,261	211,074	165,136
Allowance for doubtful accounts	(632)	(651)	(421)	(671)	(670)	(540)
Total accounts receivable	405,635	431,440	377,285	341,423	311,027	273,127
Less estimated amounts not currently due	(19,698)	(20,678)	(21,308)	(22,774)	(23,514)	(24,064)
Current accounts receivable	$385,937	$410,762	$355,977	$318,649	$287,513	$249,063

Inventories consist of the following (in thousands):

	Fiscal Year 2013			Fiscal Year 2012
	June 30	March 31	December 31	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Work in process and inventoried costs under long-term contracts	$74,043	$60,680	$74,833	$70,139	$85,541	$73,455
Customer advances	(32,164)	(21,601)	(33,086)	(24,211)	(33,378)	(28,708)
Materials and purchased parts	498	708	770	737	1,051	1,129
	$42,377	$39,787	$42,517	$46,665	$53,214	$45,876

NOTE 18D — QUARTERLY FAIR VALUE OF FINANCIAL INSTRUMENTS (UNAUDITED)

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	Fiscal Year 2013
	June 30, 2013				March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$137,981	$—	$—	$137,981	$115,214	$—	$—	$115,214	$128,080	$—	$—	$128,080
Marketable securities	4,049	—	—	4,049	—	—	—	—	—	—	—	—
Current derivative assets	—	3,918	—	3,918	—	2,827	—	2,827	—	2,552	—	2,552
Noncurrent derivative assets	—	6,634	—	6,634	—	5,303	—	5,303	—	2,612	—	2,612
Total assets measured at fair value	142,030	10,552	—	152,582	115,214	8,130	—	123,344	128,080	5,164	—	133,244
Liabilities
Current derivative liabilities	—	3,469	—	3,469	—	6,809	—	6,809	—	5,564	—	5,564
Noncurrent derivative liabilities	—	5,694	—	5,694	—	7,170	—	7,170	—	4,304	—	4,304
Contingent consideration to Seller of NEK	—	—	11,104	11,104	—	—	11,684	11,684	—	—	11,684	11,684
Total liabilities measured at fair value	$—	$9,163	$11,104	$20,267	$—	$13,979	$11,684	$25,663	$—	$9,868	$11,684	$21,552

	Fiscal Year 2012
	June 30, 2012				March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,451	$—	$—	$173,451	$205,862	$—	$—	$205,862	$251,913	$—	$—	$251,913
Marketable securities	—	—	—	—	—	7,895	—	7,895	—	18,872	—	18,872
Current derivative assets	—	648	—	648	—	2,197	—	2,197	—	1,000	—	1,000
Noncurrent derivative assets	—	4,471	—	4,471	—	3,041	—	3,041	—	2,196	—	2,196
Total assets measured at fair value	173,451	5,119	—	178,570	205,862	13,133	—	218,995	251,913	22,068	—	273,981
Liabilities
Current derivative liabilities	—	3,071	—	3,071	—	1,687	—	1,687	—	5,955	—	5,955
Noncurrent derivative liabilities	—	7,010	—	7,010	—	6,497	—	6,497	—	5,246	—	5,246
Total liabilities measured at fair value	$—	$10,081	$—	$10,081	$—	$8,184	$—	$8,184	$—	$11,201	$—	$11,201

NOTE 18E—QUARTERLY DERIVATIVES AND HEDGING ACTIVITIES (UNAUDITED)

The following table shows the notional principal amounts of our outstanding derivative instruments (in thousands):

	Notional Principal
	Fiscal Year 2013			Fiscal Year 2012
	June 30	March 31	December 31	June 30	March 31	December 31
Instruments designated as accounting hedges:
Foreign currency forwards	$373,591	$380,823	$393,902	$413,633	$370,064	$358,380
Forward starting swap	58,415	58,415	58,415	—	—	—

Instruments not designated as accounting hedges:
Foreign currency forwards	$7,512	$7,430	$8,511	$5,571	$3,871	$945

The table below presents the fair value of the Company’s derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets (in thousands):

		Fair Value
		Fiscal Year 2013			Fiscal Year 2012
	Balance Sheet Location	June 30	March 31	December 31	June 30	March 31	December 31
Asset derivatives:
Foreign currency forwards	Other current assets	$3,918	$2,827	$2,552	$648	$2,197	$1,001
Foreign currency forwards	Other noncurrent assets	5,181	5,303	2,612	4,471	3,041	2,196
Forward starting swap	Other noncurrent assets	1,453	—	—	—	—	—
		$10,552	$8,130	$5,164	$5,119	$5,238	$3,197
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,469	$6,809	$5,564	$3,071	$1,687	$5,955
Foreign currency forwards	Other noncurrent liabilities	5,694	7,006	3,831	7,010	6,497	5,246
Forward starting swap	Other noncurrent liabilities	—	164	473	—	—	—
Total		$9,163	$13,979	$9,868	$10,081	$8,184	$11,201

The tables below present gains and losses recognized in OCI related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

	Three Months Ended
	June 30, 2013		June 30, 2012		June 30, 2011
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$5,912	$289	$177	$2,158	$(357)	$(941)
Forward starting swap	1,617	—	—	—	—	—
	$7,529	$289	$177	$2,158	$(357)	$(941)

	Three Months Ended
	March 31, 2013		March 31, 2012		March 31, 2011
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$(1,435)	$20	$(623)	$(5,681)	$(8,323)	$(279)
Forward starting swap	309	—	—	—	—	—
	$(1,126)	$20	$(623)	$(5,681)	$(8,323)	$(279)

	Three Months Ended
	December 31, 2012		December 31, 2011		December 31, 2010
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$(457)	$(2,072)	$(4,949)	$(3,165)	$(5,635)	$958
Forward starting swap	(473)	—	—	—	—	—
	$(930)	$(2,072)	$(4,949)	$(3,165)	$(5,635)	$958

NOTE 18F—QUARTERLY STOCKHOLDERS’ EQUITY ACTIVITIES (UNAUDITED)

The following table summarizes our RSU activity:

Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at October 1, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2012	—	—
Granted	426,511	$43.76
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2013	426,511	43.76
Granted	—	—
Vested	—	—
Forfeited	5,142	43.76
Unvested at June 30, 2013	421,369	43.76
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2013	421,369	$43.76

NOTE 18G—QUARTERLY STOCK BASED COMPENSATION ACTIVITIES (UNAUDITED)

Non-cash compensation expense related to stock-based awards was comprised of the following (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Cost of sales	$103	$—
Selling, general and administrative	1,514	—
	$1,617	$—

	Three Months Ended
	June 30,
	2013	2012
Cost of sales	$119	$—
Selling, general and administrative	1,456	—
	$1,575	$—

	Three Months Ended
	March 31,
	2013	2012
Cost of sales	$4	$—
Selling, general and administrative	55	—
	$59	$—

	Three Months Ended
	December 31,
	2012	2011
Cost of sales	$—	$—
Selling, general and administrative	—	—
	$—	$—

NOTE 18H—QUARTERLY SEGMENT INFORMATION (UNAUDITED)

Business segment financial data is as follows (in millions):

	Three Months Ended				Three Months Ended
	Fiscal Year 2013				Fiscal Year 2012
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales:
Transportation Systems	$131.1	$134.8	$142.4	$121.2	$131.5	$126.9	$135.3	$128.5
Mission Support Services	109.3	123.8	122.2	113.4	134.6	122.4	126.9	107.5
Defense Systems	100.5	78.6	103.9	80.0	102.9	121.5	81.3	83.7
Other	(0.1)	—	0.1	0.2	0.3	0.3	0.3	0.2
Total sales	$340.8	$337.2	$368.6	$314.8	$369.3	$371.1	$343.8	$319.9

Operating income:
Transportation Systems	$(2.7)	$19.0	$35.3	$15.2	$17.9	$20.0	$26.7	$20.0
Mission Support Services	(47.5)	3.6	3.6	4.2	6.1	5.9	4.6	4.5
Defense Systems	6.6	6.1	—	1.5	8.2	14.8	6.2	6.0
Unallocated corporate expenses and other	(0.5)	(1.8)	(1.5)	(0.4)	(1.5)	(1.1)	(1.6)	(0.6)
Total operating income (loss)	$(44.1)	$26.9	$37.4	$20.5	$30.7	$39.6	$35.9	$29.9

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating profit by approximately $9.8 million in the three months ended September 30, 2013, while increasing $1.9 million in the three months ended June 30, 2013, $3.5 million in the three months ended March 31, 2013, and $0.3 million in the three months ended December 31, 2012. These adjustments decreased net income by approximately $6.6 million ($0.25 per share) in the three months ended September 30, 2013, while increasing $0.9 million ($0.03 per share) in the three months ended June 30, 2013, $2.8 million ($0.11 per share) in the three months ended March 31, 2013, and $0.5 million ($0.02 per share) in the three months ended December 31, 2012.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating profit by approximately $0.7 million in the three months ended September 30, 2012, $12.6 million in the three months ended June 30, 2012, $7.2 million in the three months ended March 31, 2012, and $1.2 million in the three months ended December 31, 2011. These adjustments increased net income by approximately $0.35 million ($0.01 per share) in the three months ended September 30, 2012, $8.1 million ($0.30 per share) in the three months ended June 30, 2012, $5.0 million ($0.19 per share) in the three months ended March 31, 2012, and $0.9 million ($0.03 per share) in the three months ended December 31, 2011.

NOTE 18I— QUARTERLY ACQUISITION (UNAUDITED)

The following unaudited pro forma information presents our consolidated results of operations as if NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2011 (in millions):

	Three Months Ended				Three Months Ended
	Fiscal Year 2013				Fiscal Year 2012
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales	$340.8	$340.8	$372.5	$331.2	$386.3	$387.8	$358.6	$335.3

Net income (loss) after taxes	(37.2)	18.5	29.5	15.4	22.8	27.9	26.0	22.5

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

NOTE 19—SUBSEQUENT EVENTS

We have completed an evaluation of all subsequent events through the original issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure, other than those described in the sections above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2013 (restated) and 2012 (restated) and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2013 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2013 (restated) and 2012 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013 (restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Cubic Corporation has restated previously issued financial statements as of September 30, 2013 and 2012 and each of the three years in the period ended September 30, 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated December 5, 2013, except for the effects of the material weaknesses described in the sixth paragraph of that report, as to which the date is May 12, 2014, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

San Diego, California

December 5, 2013, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is

May 12, 2014

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2013, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2013, our CEO and CFO originally concluded that our disclosure controls and procedures were effective.

However, in February 2014, the Audit and Compliance Committee concluded that our previously issued consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and each of the quarterly periods within 2013 and 2012 contained material errors and should be restated, and therefore our CEO and CFO concluded that our disclosure controls and procedures were not effective for such periods. Based upon our consideration and assessment of the errors and the related accounting analyses, we also identified material weaknesses in internal control over financial reporting for such periods.

In light of the material weaknesses referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements, for the fiscal years ended September 30, 2013 and 2012 and each of the quarterly periods within 2013 and 2012 are fairly presented, in all material respects, in accordance with GAAP and have undertaken remediation initiatives as discussed below.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Exchange Act Rule 13a-15(f)). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, under the supervision of and with the participation of our management, including our CEO and CFO, we conducted an assessment using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, under the supervision of and with the participation of our management, including our CEO and CFO, we conducted a reevaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2013:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers of one of our significant wholly owned subsidiaries, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in GAAP to challenge our application of GAAP commensurate with the number and complexity of this subsidiary’s contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner.

•                  Our policies for the review and approval of revenue recognition decisions required review and analysis by personnel with an appropriate level of GAAP knowledge and experience for contracts over certain materiality thresholds. For one of our significant wholly owned subsidiaries, these thresholds were not designed to ensure that sufficient review was being performed for revenue recognition decisions for this subsidiary that could have a material impact on our financial statements.

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013. Our internal control over financial reporting as of September 30, 2013, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.

Plans for Remediation of Material Weaknesses

We are in the process of adding resources and have begun developing and implementing new processes and procedures to remediate the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2013. We are also in the process of providing additional training to personnel involved in the revenue recognition process.

We are developing a remediation plan (the Remediation Plan) to address the material weaknesses described above. The Remediation Plan will ensure that each area affected by a material control weakness is put through a remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•                  Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners and procedural or technological gaps causing the deficiency. This work is underway for all identified areas;

•                  Design and evaluate a remediation action for each control deficiency at our wholly-owned subsidiary at which the deficiencies exist: evaluate skills of the process owners and resources dedicated to each affected area and adjust as required.

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

The Remediation Plan will be administered by our Senior Director of Internal Audit and will involve key leaders from across the organization, including our CEO and CFO. The Senior Director of Internal Audit will report quarterly and as needed to the Audit and Compliance Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our plans for remediation of the identified material weaknesses is described above.

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

In our report dated December 5, 2013, we expressed an unqualified opinion that Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria (1992 framework). Management has subsequently determined that deficiencies in controls exist related to revenue recognition at a significant wholly owned subsidiary, and has further concluded that such deficiencies represented material weaknesses as of September 30, 2013. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that Cubic Corporation’s internal control over financial reporting was not effective as of September 30, 2013. Accordingly, our present opinion on the effectiveness of Cubic Corporation’s internal control over financial reporting as of September 30, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in its revenue recognition process at a significant wholly owned subsidiary due to the number, knowledge and training of personnel at that subsidiary, and due to inadequate review and analysis of revenue recognition decisions made at that subsidiary. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2013 (restated) and 2012 (restated), and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2013 (restated). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the 2013 and 2012 consolidated financial statements, and this report does not affect our report dated December 5, 2013, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is May 12, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cubic Corporation has not maintained effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria (1992 framework).

/s/ Ernst & Young LLP

San Diego, California

December 5, 2013, except for the effects of the material weaknesses described in the sixth paragraph above, as to which the date is May 12, 2014

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance is included in our definitive Proxy Statement filed with the SEC on January 9, 2014 in connection with our 2013 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer.  Such code of ethics appears on our web site at: http://www.cubic.com/corp1/invest/governance.html.

Item 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is included in the Proxy Statement, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is included in the Proxy Statement, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions, and director independence is included in the Proxy Statement, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accounting fees and services is included in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Form 10-K/A:

(1)           The following consolidated financial statements of Cubic Corporation, as referenced in Item 8 of this Form 10-K/A:

Consolidated Statements of Income
Years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income
Years ended September 30, 2013, 2012 and 2011

Consolidated Balance Sheets
September 30, 2013 and 2012

Consolidated Statements of Cash Flows
Years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements
September 30, 2013

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

3.2          Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.

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

10.2*      Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2013, file No. 001-08931, Exhibit 10.1.

10.3*      Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2013, file No. 001-08931, Exhibit 10.2.

10.4*      Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2013, file No. 001-08931, Exhibit 10.3.

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

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101         Financial statements from the Cubic Corporation Annual Report on Form 10-K/A for the year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income,

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

(Registrant)	CUBIC CORPORATION

5/12/14	/s/ William W. Boyle
Date	WILLIAM W. BOYLE,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

5/12/14	/s/ William W. Boyle	5/12/14	/s/ Walter C. Zable
Date	WILLIAM W. BOYLE,	Date	WALTER C. ZABLE,
	Director		Executive Chairman of the Board of
	Chief Executive Officer		Directors
(Principal Executive Officer)

5/12/14	/s/ John D. Thomas	5/12/14	/s/ Mark A. Harrison
Date	JOHN D. THOMAS,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

5/12/14	/s/ Edwin A. Guiles	5/12/14	/s/ Robert S. Sullivan
Date	EDWIN A. GUILES,	Date	ROBERT S. SULLIVAN,
	Director		Director

5/12/14	/s/ John H. Warner	5/12/14	/s/ Bruce G. Blakley
Date	JOHN H. WARNER,	Date	BRUCE G. BLAKLEY,
	Director		Director

5/12/14	/s/ Steven J. Norris	5/12/14	/s/ Bradley H. Feldmann
Date	STEVEN J. NORRIS,	Date	BRADLEY H. FELDMANN,
	Director		Director