Form 10-Q
period 2013-12-31
CUBIC CORP /DE/
filed 2014-05-12
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2013

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

As of April 28, 2014, registrant had only one class of common stock of which there were 26,788,525 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2013

EXPLANATORY NOTE REGARDING RESTATEMENT

This Quarterly Report on Form 10-Q of Cubic Corporation (“Company”, “we”, and “us”) for the three-month period ended December 31, 2013, includes our restated Condensed Consolidated Balance Sheet as of September 30, 2013 and our restated Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three-month period ended December 31, 2012. The restatement resulted from our identification of certain errors in our recognition of revenue for one of our wholly owned subsidiaries. See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 for a detailed discussion of the errors and effect of the restatement.

The restatement is more fully described in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012
		(As Restated)
Net sales:
Products	$121,981	$134,718
Services	185,156	180,078
	307,137	314,796

Costs and expenses:
Products	86,759	99,887
Services	161,487	144,071
Selling, general and administrative	36,754	40,943
Research and development	4,914	5,822
Amortization of purchased intangibles	5,393	3,564
	295,307	294,287

Operating income	11,830	20,509

Other income (expense):
Interest and dividend income	245	437
Interest expense	(861)	(865)
Other income (expense) - net	(346)	102

Income before income taxes	10,868	20,183

Income taxes	2,439	5,869

Net income	8,429	14,314

Less noncontrolling interest in income of VIE	41	73

Net income attributable to Cubic	$8,388	$14,241

Net income per share attributable to Cubic
Basic	$0.31	$0.53
Diluted	$0.31	$0.53

Weighted average shares used in per share calculations:
Basic	26,784	26,736
Diluted	26,883	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2013	2012
		(As Restated)
Net income	$8,429	$14,314
Other comprehensive income:
Foreign currency translation	8,217	1,349
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	1,107	(605)
Adjustment for net losses realized and included in net income, net of tax	32	1,347
Total change in net unrealized gains/losses from cash flow hedges, net of tax	1,139	742
Total other comprehensive income	9,356	2,091
Total comprehensive income	$17,785	$16,405

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2013	2013
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$121,376	$203,892
Restricted cash	69,441	69,381
Marketable securities	4,055	4,055
Accounts receivable - net	405,434	379,002
Recoverable income taxes	12,343	7,885
Inventories - net	75,317	59,746
Deferred income taxes and other current assets	24,491	18,638
Total current assets	712,457	742,599

Long-term contract receivables	18,142	19,021
Long-term capitalized contract costs	76,401	68,963
Property, plant and equipment - net	59,288	56,305
Deferred income taxes	19,267	19,322
Goodwill	177,945	136,094
Purchased intangibles - net	77,618	57,542
Other assets	12,163	9,772
	$1,153,281	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20,000	$—
Trade accounts payable	28,827	40,310
Customer advances	90,828	84,307
Accrued compensation and other current liabilities	117,415	109,253
Income taxes payable	14,544	12,731
Current portion of long-term debt	574	557
Total current liabilities	272,188	247,158

Long-term debt	102,296	102,363
Other long-term liabilities	44,243	43,017

Shareholders’ equity:
Common stock	15,519	15,825
Retained earnings	748,385	740,002
Accumulated other comprehensive income (loss)	6,553	(2,803)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	734,379	716,946
Noncontrolling interest in variable interest entity	175	134
Total shareholders’ equity	734,554	717,080
	$1,153,281	$1,109,618

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2013	2012
		(As Restated)
Operating Activities:
Net income	$8,429	$14,314
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,377	4,718
Share-based compensation expense	860	—
Changes in operating assets and liabilities	(56,461)	(45,148)
NET CASH USED IN OPERATING ACTIVITIES	(39,795)	(26,116)

Investing Activities:
Acquisition of businesses, net of cash acquired	(68,975)	(33,095)
Purchases of property, plant and equipment	(4,922)	(1,423)
NET CASH USED IN INVESTING ACTIVITIES	(73,897)	(34,518)

Financing Activities:
Proceeds from short-term borrowings	20,000	25,000
Principal payments on long-term debt	(140)	(4,140)
Net change in restricted cash	(60)	229
Contingent consideration payments related to acquisitions of businessess	(670)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,130	21,089

Effect of exchange rates on cash	12,046	1,394

NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,516)	(38,151)

Cash and cash equivalents at the beginning of the period	203,892	212,267

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$121,376	$174,116

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire NEK, net	$—	$20,130
Liability incurred to acquire ITMS, net	$3,301	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2013

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature as well as all adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” considered necessary to fairly state the financial position of Cubic Corporation at December 31, 2013 and September 30, 2013; the results of its operations for the three-month periods ended December 31, 2013 and 2012; and its cash flows for the three-month periods ended December 31, 2013 and 2012. Operating results for the three-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no material changes to our significant accounting policies as compared with the significant accounting policies described in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

Note 2—Restatement of Condensed Consolidated Financial Statements

We have restated our Condensed Consolidated Balance Sheet at September 30, 2013 and our Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three-month period ended December 31, 2012.

The cumulative adjustments to correct the errors in the consolidated financial statements for all periods prior to October 1, 2012 are recorded as adjustments to retained earnings and accumulated other comprehensive income (loss) at September 30, 2012. The cumulative effect of those adjustments increased previously reported retained earnings by $6.3 million and reduced previously reported accumulated other comprehensive loss by $0.5 million at September 30, 2012.

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at September 30, 2012 and consolidated net income for the three months ended December 31, 2012 (in thousands):

Retained earnings at September 30, 2012 - As previously reported	$715,043
Adjustments	6,290
Retained earnings at September 30, 2012 - As restated	$721,333

Three Months Ended
December 31,
2012
Net Income - As previously reported	$12,446
Adjustments	1,795
Net Income - As restated	$14,241

Description of Adjustments

On February 10, 2014, we announced that we would be restating certain previously issued audited consolidated financial statements and unaudited condensed consolidated financial statements primarily to correct two errors in the recognition of revenue.

In 2012, we restated our financial statements for the years ended September 30, 2011, 2010 and 2009, the quarters ended March 31, 2012 and December 31, 2011 and each of the prior quarters of 2011 and 2010. This previous restatement was the result of our determination that we had made errors in the calculation of revenues for a significant number of our contracts due to incorrect application of GAAP. In the course of our financial statement closing process for the quarter ended December 31, 2013, we identified two errors related to revenue recognition for two contracts with the same customer that date back to the previous restatement period. The first error was related to the computation of revenues for a contract that was entered in 2011. The error resulted from a miscalculation in a revenue recognition model that was created during the previous restatement activity. The second error relates to a contract entered into in 2007 and was the result of a failure to appropriately update the contract value in our revenue accounting system as well as a failure to properly account for a 2008 amendment to this contract. Upon modification of this second contract in 2008, the cost-to-cost percentage of completion method should no longer have been used, and revenue should have been recognized using a service-based model.

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

The following tables present the impact of the restatement on the our previously issued condensed consolidated balance sheet as of September 30, 2013, and our Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three months ended December 31, 2012:

	Condensed Consolidated Balance Sheet September 30, 2013
	Previously		As
	Reported	Adjustments	Restated
		(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$203,892	$—	$203,892
Restricted cash	69,381	—	69,381
Marketable securities	4,055	—	4,055
Accounts receivable - net	376,143	2,859	379,002
Recoverable income taxes	7,885	—	7,885
Inventories - net	54,400	5,346	59,746
Deferred income taxes and other current assets	18,638	—	18,638
Total current assets	734,394	8,205	742,599

Long-term contract receivables	19,249	(228)	19,021
Long-term capitalized costs	75,520	(6,557)	68,963
Property, plant and equipment - net	56,305	—	56,305
Deferred income taxes	19,322	—	19,322
Goodwill	136,094	—	136,094
Purchased intangibles - net	57,542	—	57,542
Other assets	9,772	—	9,772
	$1,108,198	$1,420	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,016	$1,294	$40,310
Customer advances	103,187	(18,880)	84,307
Accrued compensation and other current liabilities	107,330	1,923	109,253
Income taxes payable	8,076	4,655	12,731
Current portion of long-term debt	557	—	557
Total current liabilities	258,166	(11,008)	247,158

Long-term debt	102,363	—	102,363
Other long-term liabilities	42,742	275	43,017

Shareholders’ equity:
Common stock	15,825	—	15,825
Retained earnings	728,424	11,578	740,002
Accumulated other comprehensive loss	(3,378)	575	(2,803)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	704,793	12,153	716,946
Noncontrolling interest in variable interest entity	134	—	134
Total shareholders’ equity	704,927	12,153	717,080
	$1,108,198	$1,420	$1,109,618

	Condensed Consolidated Statement of Income Three Months Ended December 31, 2012
	Previously		As
	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)
Net sales:
Products	$135,701	$(983)	$134,718
Services	177,670	2,408	180,078
	313,371	1,425	314,796
Costs and expenses:
Products	100,895	(1,008)	99,887
Services	143,851	220	144,071
Selling, general and administrative	40,997	(54)	40,943
Research and development	5,822	—	5,822
Amortization of purchased intangibles	3,564	—	3,564
	295,129	(842)	294,287

Operating income	18,242	2,267	20,509

Other income (expense):
Interest and dividend income	437	—	437
Interest expense	(862)	(3)	(865)
Other income - net	102	—	102

Income before income taxes	17,919	2,264	20,183

Income taxes	5,400	469	5,869

Net income	12,519	1,795	14,314

Less noncontrolling interest in income of VIE	73	—	73

Net income attributable to Cubic	$12,446	$1,795	$14,241

Net income per share attributable to Cubic:
Basic	$0.47	$0.06	$0.53
Diluted	$0.47	$0.06	$0.53

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736
Diluted	26,736	—	26,736

	Condensed Consolidated Statement of Comprehensive Income Three Months Ended December 31, 2012
	Previously		As
	Reported	Adjustments	Restated
		(in thousands)
Net income	$12,519	$1,795	$14,314
Other comprehensive income:
Foreign currency translation	1,295	54	1,349
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(605)	—	(605)
Adjustment for net losses realized and included in net income, net of tax	1,347	—	1,347
Net unrealized gains/losses from cash flow hedges, net of tax	742	—	742
Total other comprehensive income	2,037	54	2,091
Total comprehensive income	14,556	1,849	16,405

	Condensed Consolidated Statement of Cash Flows
	Three Months Ended December 31, 2012
	Previously		As
	Reported	Adjustments	Restated
	(in thousands)
Operating Activities:
Net income	$12,519	$1,795	$14,314
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,718	—	4,718
Changes in operating assets and liabilities net of effects from acquisitions	(43,353)	(1,795)	(45,148)
NET CASH USED IN OPERATING ACTIVITIES	(26,116)	—	(26,116)

Investing Activities:
Acquisition of businesses, net of cash acquired	(33,095)	—	(33,095)
Net additions to property, plant and equipment	(1,423)	—	(1,423)
Proceeds from maturities of short-term investments	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(34,518)	—	(34,518)

Financing Activities:
Proceeds from short-term borrowings	25,000	—	25,000
Principal payments on long-term debt	(4,140)	—	(4,140)
Change in restricted cash	229	—	229
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,089	—	21,089

Effect of exchange rates on cash	1,394	—	1,394

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,151)	—	(38,151)

Cash and cash equivalents at the beginning of the period	212,267	—	212,267

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$174,116	$—	$174,116

Financial information in the accompanying footnotes to the condensed consolidated financial statements reflects the effects of the preceding discussions and tables.

Note 3 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

ITMS

On November 26, 2013 we acquired all of the outstanding capital stock of Intelligent Transport Management Solutions Limited (ITMS) from Serco Limited. ITMS is a provider of traffic management systems technology, traffic and road enforcement and maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure. The acquisition of ITMS expands the portfolio of services and customer base of our Cubic Transportation Systems (CTS) segment.

For the three months ended December 31, 2013, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $4.7 million and $0.5 million, respectively. Included in the ITMS operating results are $0.4 million of transaction costs incurred during the three months ended December 31, 2013.

The purchase agreement states that the cost of the acquisition was approximately $69.0 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts. The acquisition date fair value of the consideration transferred is estimated to be $72.3 million. In November 2013, we paid cash of approximately $69.0 million and have recorded a liability of approximately $3.3 million as an estimate of the cash that will be paid to the seller in connection with the working capital settlement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$15.7
Intellectual property	1.6
Backlog	5.7
Supplier relationships	0.6
Agreements with Seller	1.3
Accounts receivable - billed	4.4
Accounts receivable - unbilled	6.9
Deferred tax liabilities, net	(0.2)
Deferred revenue	(2.4)
Accounts payable and accrued expenses	(4.6)
Other net assets acquired	2.6
Net identifiable assets acquired	31.6
Goodwill	40.7
Net assets acquired	$72.3

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles and net deferred tax liabilities, are preliminary estimates pending the finalization of our valuation analyses. The net deferred tax liabilities were primarily recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense. The estimated fair value of the accounts receivable and accounts payable and accrued expenses will be finalized as further information is received from the seller regarding these items.

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued.

The customer relationships and backlog valuation used the excess earnings approach and the non-compete agreement and seller agreements valuations used the with and without approach. The supplier relationship and intellectual property valuations used the replacement cost approach.

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition and is not expected to be deductible for tax purposes.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of ITMS with our existing CTS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CTS segment and is not expected to be deductible for tax purposes.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$7.3
2015	6.8
2016	5.3
2017	3.9
2018	1.9

NEK

On December 14, 2012, we acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado. For the three months ended December 31, 2013, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $10.7 million and $0.1 million, respectively. For the three months ended December 31, 2012, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $0.5 million and $0.1 million, respectively. Included in the NEK operating results are $0.4 million in transaction related costs.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. Through December 31, 2013 we have paid the Seller cash consideration of $49.1 million from our existing cash resources and we have recorded a current liability of approximately $3.5 million at December 31, 2013 as an estimate of additional cash consideration that is due to the Seller. The timing of the payment of $0.7 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $2.8 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of our payment to the Seller of any amounts less than the maximum possible additional cash consideration of $2.8 million is remote. As such, we have estimated that the fair value of the additional cash consideration at December 31, 2013 approximates the maximum possible contingent payments to the Seller of $2.8 million. There has been no significant change in the estimated fair value of the total estimated contingent payments to be made to the Seller since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$13.3
Corporate trade names	4.9
Non-compete agreements	0.2
Accounts receivable -billed	3.1
Accounts receivable -unbilled	7.7
Accounts payable	(3.0)
Other net liabilities assumed	(0.4)
Net identifiable assets acquired	25.8
Goodwill	26.8
Net assets acquired	$52.6

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. Each of the valuation methodologies used were various methods under the income approach. The trade names valuation used the relief from royalty approach. The customer relationships valuation used the excess earnings approach and the non-compete agreements valuation used the with and without approach. The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of four years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NEK and our Mission Support Services (MSS) business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our MSS segment and is expected to be deductible for tax purposes.

Based upon the fair value of identifiable intangible assets, the amortization expense related to the intangible assets recorded in connection with our acquisition of NEK for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$3.4
2015	2.9
2016	2.4
2017	1.9
2018	1.4

NextBus

On January 24, 2013, we acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our CTS segment. For the three months ended December 31, 2013 the amount of NextBus’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $2.2 million and $0.4 million, respectively.

We paid the seller cash of $20.2 million for NextBus from our existing cash resources. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

The intangible assets are being amortized using a combination of accelerated and straight-line based on the expected cash flows from the assets, over a weighted average useful life of 5 years from the date of acquisition. Based upon the estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NextBus for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$1.6
2015	1.5
2016	1.4
2017	1.3
2018	1.2

AIS

On July 1, 2013 we acquired certain assets of Advanced Interactive Systems (AIS) and all of the capital stock of its foreign subsidiaries through a bankruptcy auction. AIS is a supplier of live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces worldwide. For the three months ended December 31, 2013 the amount of AIS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $1.3 million and $0.3 million, respectively.

We paid cash of $2.0 million from our existing cash resources, net of cash acquired, for the assets of AIS. At September 30, 2013, the estimated fair value of liabilities for potential claims from customers were preliminary estimates pending the finalization of our valuation analyses. The finalization of the estimation of these values was completed in the quarter ended December 31, 2013 as further information was received from the customers as to the facts and circumstances that existed as of the July 1, 2013 acquisition date. As a result of this additional information, we have estimated that the fair value of the potential customer claims was $1.3 million. As a result, the carrying amount of the potential customer claims liabilities was retrospectively increased by $1.3 million on July 1, 2013, due to this new information, with a corresponding increase to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions) including the retrospective adjustments described above:

Customer relationships	$1.4
Technology	0.9
Backlog	0.6
Other net liabilities assumed	(2.8)
Net identifiable assets acquired	0.1
Goodwill	1.9
Net assets acquired	$2.0

The amount recorded as goodwill is allocated to our Cubic Defense Systems (CDS) segment and is not expected to be deductible for tax purposes.

PSMC

On July 1, 2013 we acquired certain assets of PS Management Consultants Pty Ltd. (PSMC). PSMC is a specialist project management and engineering enterprise, based in Canberra, Australia. For the three months ended December 31, 2013 the amount of PSMC’s sales and net income after taxes included in our Condensed Consolidated Statement of Income were $0.7 million and $0.2 million, respectively.

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

Changes in goodwill for the three months ended December 31, 2013 were as follows (in millions):

		Mission
	Transportation	Support	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2013	$18.3	$94.4	$23.4	$136.1
Acquisitions	40.7	—	—	40.7
Foreign currency exchange rate changes	1.1	—	—	1.1
Balances at December 31, 2013	$60.1	$94.4	$23.4	$177.9

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if ITMS, NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2012 (in millions):

	Three Months Ended December 31,
	2013	2012
		(As Restated)
Net sales	$314.5	$347.9
Net income attributable to Cubic	$8.7	$18.6

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2012, and it does not purport to project our future operating results.

Note 4 — Net Income Per Share

Basic net income per share (EPS) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended
	December 31,
	2013	2012
		(As Restated)
Net income attributable to Cubic	$8,388	$14,241

Weighted average shares - basic	26,784	26,736
Effect of dilutive securities	99	—
Weighted average shares - diluted	26,883	26,736

Net income per share attributable to Cubic, basic	$0.31	$0.53
Effect of dilutive securities	—	—
Net income per share attributable to Cubic, diluted	$0.31	$0.53

Anti-dilutive employee share-based awards	—	—

Note 5 — Balance Sheet Details

Marketable Securities

Marketable securities consist of exchange traded funds whose underlying assets consist of highly liquid debt instruments with short- term maturities. Marketable securities are classified and accounted for as available-for-sale.  These investments are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Condensed Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2013	2013
		(As Restated)
Trade and other receivables	$23,346	$17,352
Long-term contracts:
Billed	125,213	98,983
Unbilled	275,721	282,346
Allowance for doubtful accounts	(704)	(658)
Total accounts receivable	423,576	398,023
Less estimated amounts not currently due	(18,142)	(19,021)
Current accounts receivable	$405,434	$379,002

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2013 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2013 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2013	2013
		(As Restated)
Work in process and inventoried costs under long-term contracts	$96,708	$80,918
Customer advances	(21,971)	(21,865)
Raw material and purchased parts	580	693
Net inventories	$75,317	$59,746

Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. Contract advances, performance-based payments and progress payments received are recorded as an offset against the related inventory balances for contracts that that are accounted for on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. This determination is performed on a contract by contract basis. Any amount of payments received in excess of the cumulative amount of accounts receivable and inventoried costs for a contract is classified as customer advances, which is classified as a liability on the balance sheet.

At December 31, 2013, work in process and inventoried costs under long-term contracts includes approximately $4.0 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2013. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract.

Note 6 — Fair Value of Financial Instruments

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

The fair value of cash equivalents and short term borrowings approximates their cost. The fair value of our available for sale marketable securities is determined based on quoted market prices for identical securities. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any   recorded increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. At September 30, 2013, the estimated fair value of the liability for contingent consideration was $3.5 million. We paid the Seller $0.7 million during the three months ended December 31, 2013 upon the resolution of certain of the contingencies and at December 31, 2013 the estimated fair value of the remaining  contingent consideration is $2.8 million. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $2.8 million is remote, and we have estimated that all contingent consideration amounts will be due within sixteen months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $2.8 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and December 31, 2013 other than for payments of amounts to  the Seller; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$43,429	$—	$—	$43,429
Marketable securities	4,055	—	—	4,055
Current derivative assets	—	3,589	—	3,589
Noncurrent derivative assets	—	7,182	—	7,182
Total assets measured at fair value	$47,484	$10,771	$—	$58,255
Liabilities
Current derivative liabilities	$—	$2,734	$—	$2,734
Noncurrent derivative liabilities	—	5,916	—	5,916
Contingent consideration to Seller of NEK	—	—	2,815	2,815
Total liabilities measured at fair value	$—	$8,650	$2,815	$11,465

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$125,512	$—	$—	$125,512
Marketable securities	4,055	—	—	4,055
Current derivative assets	—	1,597	—	1,597
Noncurrent derivative assets	—	6,096	—	6,096
Total assets measured at fair value	$129,567	$7,693	$—	$137,260
Liabilities
Current derivative liabilities	$—	$2,360	$—	$2,360
Noncurrent derivative liabilities	—	5,366	—	5,366
Contingent consideration to Seller of NEK	—	—	3,485	3,485
Total liabilities measured at fair value	$—	$7,726	$3,485	$11,211

We did not have any significant non-financial assets or liabilities measured at fair value after initial recognition on a non-recurring basis during the three months ended December 31, 2013 or 2012.

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

Long-term debt and short-term borrowings are carried at amortized cost. The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2013	2013
Fair value	$94.9	$95.8
Carrying value	$102.9	$102.9

Note 7 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2013, there were borrowings totaling $20.0 million under this agreement and there were letters of credit outstanding totaling $20.9 million, which reduce the available line of credit to $159.1 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank At December 31, 2013 there were letters of credit outstanding under this agreement of $60.9 million. Of our total restricted cash of $69.4 million at December 31, 2013, $68.9 million of this amount was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of December 31, 2013, we had letters of credit and bank guarantees outstanding totaling $90.8 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Credit Facility described above, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $12.4 million as of December 31, 2013, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.7 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At December 31, 2013, no amounts were outstanding under these borrowing arrangements.

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

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.6 million and $8.8 million as of December 31, 2013, and September 30, 2013, respectively.

Note 8 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2013	2012
Service cost	$152	$140
Interest cost	2,471	2,244
Expected return on plan assets	(3,269)	(2,934)
Amortization of actuarial loss	198	457
Administrative expenses	38	19
Net pension benefit	$(410)	$(74)

Note 9 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program and awarded 264,549 RSUs with time-based vesting and 161,962 RSUs with performance-based vesting to certain officers, directors and management. On December 12, 2013, the Compensation Committee approved additional awards of 110,812 RSUs with time-based vesting and 152,694 RSUs with performance-based vesting.

Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

The RSUs with time-based vesting that were granted in March 2013 will vest in four equal installments on each of October 1, 2013, 2014, 2015 and 2016, subject to the recipient’s continued service through such date. The RSUs with time-based vesting that were granted in December 2013 will vest in four equal installments on each of October 1, 2014, 2015, 2016 and 2017, subject to the recipient’s continued service through such date.

The performance period for the performance-based vesting RSUs granted on March 21, 2013 is the period from October 1, 2012 to September 30, 2015. The performance period for the performance-based vesting RSUs granted on December 12, 2013 is October 1, 2013 to September 30, 2016. Recipients of the performance-based vesting RSUs will be eligible to vest in the RSUs at the end of the three-year performance period based on Cubic’s achievement of performance goals established by the Executive Compensation Committee over the performance period, subject to the recipient’s continued service through the end of the respective performance period. For the performance-based RSUs granted to date, the vesting will be contingent upon Cubic meeting one of three types of vesting criteria over the performance period. These three categories of vesting criteria consist of revenue growth targets, earnings targets, and return on equity targets. The level at which Cubic’s performs against scalable targets over the performance period will determine the percentage of the RSUs that will ultimately vest.

Through December 31, 2013, Cubic has granted 690,017 restricted stock units of which 69,994 have vested. At December 31, 2013, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 298,905.

The following table summarizes our RSU activity for the three months ended December 31, 2013. The weighted-average grant date fair value of each RSU represents the fair market value of one share of our common stock at the grant date:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at September 30, 2013	421,369	$43.76
Granted	263,506	49.51
Vested	(69,994)	43.76
Forfeited	(458)	43.76
Unvested at December 31, 2013	614,423	$46.22

Note 10 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards of $0.9 million for the three-month period ended December 31, 2013, which was comprised of the following (in thousands):

	Three Months Ended December 31,
	2013	2012
Cost of sales	$61	$—
Selling, general and administrative	799	—
	$860	$—

As of December 31, 2013, there was $27.5 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate grant-date fair value of unvested RSUs at December 31, 2013 expected to ultimately vest is $13.8 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2013. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 11 — Income Taxes

Our effective tax rate for the three months ended December 31, 2013 was 22% as compared to 36% for the year ended September 30, 2013. The effective tax rate for the three months ended December 31, 2013 is lower than the year ended September 30, 2013, which reflected the unfavorable impact related to the goodwill impairment loss as well as an increase in the valuation allowance against deferred tax assets.

The amount of unrecognized tax benefits was $4.6 million as of December 31, 2013 and $4.8 million as of September 30, 2013, exclusive of interest and penalties. At December 31, 2013, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.6 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $2.2 million of the unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of December 31, 2013, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2010-2013 in the U.K., 2008- 2013 in New Zealand and 2010-2013 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to fiscal year 2011. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of September 30, 2013, we evaluated our net DTAs, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance was required. With respect to Australia, we recorded a valuation allowance on net DTAs of approximately $4.0 million. As of December 31, 2013, we continue to assess the need for a valuation allowance on DTAs and will record the related tax effects in the quarter in which a change in circumstance occurs.

Note 12 — Derivative Instruments and Hedging Activities

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2013 and September 30, 2013 (in thousands):

	Notional Principal
	December 31, 2013	September 30, 2013
Instruments designated as accounting hedges:
Foreign currency forwards	$395,767	$361,337
Forward starting swap	—	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	$1,591	$2,697
Forward starting swap	55,962	—

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material at December 31, 2013 or September 30, 2013. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of December 31, 2013 or September 30, 2013.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013 (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2013	September 30, 2013
Asset derivatives:
Foreign currency forwards	Other current assets	$3,589	$1,597
Foreign currency forwards	Other noncurrent assets	5,767	4,957
Forward starting swap	Other noncurrent assets	—	1,139
		$9,356	$7,693
Liability derivatives:
Foreign currency forwards	Other current liabilities	$2,734	$2,360
Foreign currency forwards	Other noncurrent liabilities	5,916	5,366
Total		$8,650	$7,726

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three months ended December 31, 2013 and 2012 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Three Months Ended
	December 31, 2013		December 31, 2012
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$1,920	$(49)	$(457)	$(2,072)
Forward starting swap	(217)	—	(473)	—
	$1,703	$(49)	$(930)	$(2,072)

For the three months ended December 31, 2013, we recognized a gain of $0.4 million related to derivative instruments classified as not highly effective. The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three months ended December 31, 2012. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.5 million, net of income taxes.

Forward starting swap

In connection with a transportation systems contract that we entered in December 2011, we have incurred significant costs to develop the customer’s fare collection system before we begin receiving payments under the contract. In order to finance certain of these costs, we had planned to issue at least $83 million of 10-year fixed rate debt on or about January 1, 2014. As of December 31, 2013, we still plan to issue the debt, but we revised our estimated date of issuance to July 1, 2014.

Due to concern that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 would change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability, in July 2012 we entered into a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows. This forward-starting swap had a termination date of January 1, 2014. On December 18, 2013, we modified the forward starting swap such that the termination date is now July 1, 2014. The modified forward-starting swap has a notional amount of $56.0 million, and a pay 1.881% fixed rate, receive 3-month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 1, 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates 2 days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 was designed to match the tenor of the planned debt issuance. Prior to the modification of the forward-starting swap on December 18, 2013, the forward starting swap was deemed to be a highly effective cash flow hedge. Upon modification of the forward-starting swap, we did not elect to designate the modified forward-starting swap as an accounting hedge. As such, an amount equal to the fair value of the forward-starting swap immediately prior to the modification of the instrument of $1.0 million will be included in accumulated other comprehensive income (loss) in our Condensed Consolidated Balance Sheet until we issue the fixed rate debt and begin incurring interest on the debt. At the time the debt is issued, we will begin amortizing the accumulated other comprehensive income as a reduction of interest expense over the period that the debt is outstanding. Changes in the fair value of the forward-starting swap subsequent to the date of the modification are recognized in earnings. The change in the fair value of the forward starting swap from the date of the modification to December 31, 2013 resulted in the recognition of income of $0.4 million.

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

Note 13 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2013	2012
		(As Restated)
Sales:
Transportation Systems	$127.1	$121.2
Mission Support Services	99.2	113.4
Defense Systems	80.8	80.0
Other	—	0.2
Total sales	$307.1	$314.8

Operating income (loss):
Transportation Systems	$3.1	$15.2
Mission Support Services	2.8	4.2
Defense Systems	7.1	1.5
Unallocated corporate expenses and other	(1.2)	(0.4)
Total operating income	$11.8	$20.5

Depreciation and amortization:
Transportation Systems	$2.6	$0.5
Mission Support Services	3.2	3.1
Defense Systems	1.4	0.8
Other	0.2	0.3
Total depreciation and amortization	$7.4	$4.7

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $3.2 million and $0.3 million in the three months ended December 31, 2013 and 2012, respectively. These adjustments increased net income by approximately $2.5 million ($0.09 per share) and $0.5 million ($0.02 per share) in the three months ended December 31, 2013 and 2012, respectively.

Note 14 — Legal Matters

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through December 31, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014 these cases were consolidated into a single case and the Plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

Note 15 — Subsequent Events

Acquisition subsequent to December 31, 2013 - Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific), an Austin, Texas based advanced technology company focused on software and game-based solutions in modeling and simulation, training and education, cyber  warfare, and neuroscience. The acquisition of Intific expands the portfolio of services and customer base of our Cubic Defense  Systems (CDS) segment. Subsequent to December 31, 2013, beginning upon our acquisition of Intific on February 28, 2014, we began including the results of operations of Intific in our consolidated financial statements.

The purchase agreement states that the cost of the acquisition is approximately $12.6 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts. The acquisition date fair value of the consideration transferred is estimated to be $12.9 million. In February 2014, we paid cash of approximately $10.7 million from our existing cash resources. In February 2014 we also recorded a liability of approximately $2.2 million as an estimate of the cash that will be paid to the seller in connection with the working capital settlement and cash that will be owed to the seller due to the passage of time.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer Relationships	$2.0
Technology	0.7
Backlog	0.7
Other Intangible assets	0.2
Accounts Receivable	1.5
Deferred tax liabilities, net	(0.5)
Accounts payable and accrued expenses	(0.6)
Other net assets acquired	0.6
Net identifiable assets acquired	4.6
Goodwill	8.3
Net assets acquired	$12.9

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles and net deferred tax liabilities are preliminary estimates pending the finalization of our valuation analyses. The net deferred tax liabilities were primarily recorded to reflect the tax impact of amortization related to identified intangible assets that is not expected to be deductible for tax purposes, net of acquisition consideration that is a tax deductible expense. The estimated fair value of the accounts receivable and accounts payable and accrued expenses will be finalized as further information is received from the seller regarding these items.

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the technology valuation used the replacement cost approach.

The intangible assets will be amortized beginning on the acquisition date using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition and is not expected to be deductible for tax purposes.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Intific with our existing CDS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CDS segment and is not expected to be deductible for tax purposes.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Intific for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$0.6
2015	0.9
2016	0.7
2017	0.6
2018	0.5

We have completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events have occurred that require recognition or disclosure, other than as described above.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2013

We are a leading international provider of cost-effective systems and solutions that address the transportation and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and other allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in transportation payment and information systems, defense, intelligence, homeland security, and information technology, including cyber security.

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Mission Support Services (MSS) and Cubic Defense Systems (CDS). We organize our business segments based on the nature of the products and services offered.

CTS is a systems integrator that develops and provides fare collection infrastructure, services and technology, traffic management and road enforcement systems and services, and real-time passenger information systems and services for transportation authorities and operators worldwide. We offer fare collection devices, software systems and multiagency, multimodal transportation integration technologies, as well as a full suite of operational services that help agencies efficiently collect fares, manage operations, reduce revenue leakage and make transportation more convenient. We provide a wide range of services for transportation authorities in major markets worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing and enforcement, financial clearing and settlement, software application support and outsourced asset operations and maintenance.

MSS is a leading provider of highly specialized support services to the U.S. government and allied nations. Services provided include live, virtual and constructive training, real-world mission rehearsal exercises, professional military education, intelligence support, information technology, information assurance and related cyber support, development of military doctrine, consequence management, infrastructure protection and force protection, as well as support to field operations, and logistics.

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

Consolidated Overview

Sales for the quarter ended December 31, 2013 decreased 2% to $307.1 million from $314.8 million last year. MSS sales decreased 13% compared to the first quarter of last year, while CTS sales and CDS sales increased 5% and 1%, respectively. The sales generated by businesses we acquired during 2014 and 2013 totaled $19.6 million for the three months ended December 31, 2013 and $0.5  million for the three months ended December 31, 2012. See the segment discussions following for further analysis of segment sales.

Operating income was $11.8 million in the first quarter compared to $20.5 million in the first quarter of last year, a decrease of 42%. CTS operating income decreased 80% and MSS operating income decreased 33% while CDS operating income increased by over 300% compared to the first quarter of last year. Businesses we acquired during 2014 and 2013 contributed operating loss of $1.0 million for the three months ended December 31, 2013 and an operating loss of $0.2 million for the three months ended December 31, 2012. Unallocated corporate and other costs for the first quarter of 2014 were $1.2 million compared to $0.4 million in 2013.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased to $19.2 million in the quarter from $25.2 million in the first quarter of last year. The changes in Adjusted EBITDA for the quarter ended December 31, 2013 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non- GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the first quarter of fiscal 2014 decreased to $8.4 million, or $0.31 cents per share, compared to $14.2 million, or $0.53 cents per share, last year. Net income decreased for the quarter primarily due to a decrease in operating income as well as an increase in other expense.

Our gross margin percentage on product sales increased to 29% in the first quarter of 2014 from 26% last year. The increase in gross margin percentages is primarily due to increased work on higher margin development contracts including a ground combat training system contract in the Far East and transportation contracts in the U.K. The increase in gross margin was partially offset by cost growth on a contract to design and build a transportation fare system in Vancouver.

Our gross margin percentage on service sales decreased to 13% in the first quarter of 2014 from 20% last year. The decrease in the gross margin percentages on services sales for the three-month period ended December 31, 2013 is primarily the result of increased costs of providing services on a transportation contract in Chicago. The quarter ended December 31, 2013 was the first full quarter subsequent to the inception of the provision of services under this contract. Revenue recognized on this contract is limited to billable amounts, which will be significantly less than costs incurred to provide these services until billable amounts increase as the contract progresses.

Selling, general and administrative (SG&A) expenses decreased in the first quarter of 2014 to $36.8 million compared to $40.9 million in 2013. As a percentage of sales, SG&A expenses were 12% for the first quarter of fiscal 2014 compared to 13% for the first quarter last year. This was primarily due to a return to normal bid and proposal cost levels compared to the first quarter in FY13, which experienced high levels of bid and proposal costs related to successful bids on several ground combat training systems contracts. Also, in the first quarter of 2013 we recognized $1.1 million of professional services related to the restatement of our financial statements for the year ended September 30, 2012 and previous periods. In the first quarter of 2013 SG&A expenses were reduced by $1.4   million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012.

Company funded research and development expenditures, which relate to new defense and transportation technologies under development, decreased to $4.9 million for the first quarter compared to $5.8 million last year. Amortization of purchased intangibles increased for the first quarter of 2014 to $5.4 million compared to $3.6 million last year due to the amortization of intangible assets related to businesses acquired during 2013 and 2014.

We recorded a discrete tax benefit of approximately $0.4 million through the first quarter of fiscal 2014 largely related to the reversal of uncertain tax positions as a result of the expiration of a statute of limitations. We estimate our annual effective income tax rate for fiscal 2014 will be approximately 26%. The effective rate for fiscal 2014 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2013	2012
	(in millions)
		(As Restated)
Transportation Systems Segment Sales	$127.1	$121.2

Transportation Systems Segment Operating Income	$3.1	$15.2

CTS sales increased 5% in the first quarter to $127.1 million compared to $121.2 million last year. During the quarter ended December 31, 2013, businesses acquired by CTS subsequent to December 31, 2012 contributed sales of $6.9 million for the three months ended December 31, 2013. During the quarter ended December 31, 2013, sales increased on a system development and services contract in Chicago, on system development contracts in the U.K., and on a transit system contract in New York. For the first quarter, CTS realized lower sales from a contract to design and build a system in Sydney and due to reduced work on a contract to design and build a system in Vancouver. These decreases reflect expected reductions in activity based on the stage of completion of these contracts for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $2.4 million for the first quarter compared to the same period last year.

CTS operating income decreased 80% in the first quarter to $3.1 million compared to $15.2 million last year. The quarter ended December 31, 2013 was the first full quarter subsequent to the inception of the provision of services on a contract in Chicago, Illinois. Revenue recognized on this contract is limited to billable amounts, which will be significantly less than costs incurred to provide these services until the billable amounts increase as the contract progresses. As a result, the operating loss from the Chicago contract in the quarter was $12.4 million. In addition, operating margins were lower on decreased sales and increases in estimated total costs for the development of systems in Sydney and Vancouver discussed above. Increases in estimated development costs for new rail ticketing technology for a customer in the U.K. and for the system we are developing in Vancouver also impacted operating income for the first quarter this year by $2.2 million and $5.2 million, respectively. The decrease in operating income for the quarter was partially offset by increased operating margins on other U.K. system development contracts. Businesses acquired by CTS subsequent to December 31, 2012 had an operating loss of $1.2 million for the three months ended December 31, 2013.The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.4 million for the first quarter compared to the same period last year.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2013	2012
	(in millions)
		(As Restated)
Mission Support Services Segment Sales	$99.2	$113.4

Mission Support Services Segment Operating Income	$2.8	$4.2

MSS sales decreased 13% in the first quarter to $99.2 million compared to $113.4 million last year. Sales in the quarter were lower due in part to the U.S. government’s shut down in October 2013 and reductions in spending. The decrease in sales was also caused by competitive pressures including the loss of a contract due to a lower bid by a competitor. The reductions were partially offset by growth in the Simulator Training business area. NEK, a Special Operation Forces training business acquired in December 2012 had sales of $10.7 million and $0.5 million for the three months ended December 31, 2013 and 2012, respectively. Absent the increase in sales from NEK, MSS sales would have decreased by 22% in the first quarter as compared to last year.

MSS operating income decreased 33% in the first quarter to $2.8 million compared to $4.2 million last year. The decreased operating income for the quarter resulted from the sales decreases described above operating income also decreased as a result of a focused investment we are making to increase our footprint in the Special Operations Forces market. NEK had an operating loss of $0.2 million for the three months ended December 31, 2013 compared to $0.5 million for the quarter ended December 31, 2012. The December 31, 2012 operating loss included $0.4 million of acquisition-related costs.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2013	2012
	(in millions)
		(As Restated)
Defense Systems Segment Sales
Training systems	$70.0	$64.4
Secure communications	10.8	15.6
	$80.8	$80.0

Defense Systems Segment Operating Income
Training systems	$6.6	$2.8
Secure communications	0.4	(1.3)
Restructuring costs	0.1	—
	$7.1	$1.5

Training Systems

Training systems sales increased 9% in the first quarter to $70.0 million compared to $64.4 million last year. Sales were higher on a new ground combat training system development contract in the Far East, and on tactical vehicle system development contracts. In addition, businesses acquired by CDS subsequent to December 31, 2012 contributed training system sales of $2.0 million for the three months ended December 31, 2013. These increased sales were partially offset by lower sales of air combat training systems for the quarter.

Operating income more than doubled in the first quarter to $6.6 million compared to $2.8 million last year due to increased sales from multiple deliveries of hardware for the ground combat training systems contracts noted above. Training system businesses acquired by CDS subsequent to December 31, 2012 had an operating loss of $0.1 million for the three months ended December 31, 2013. The increase in operating income for the quarter was partially offset by decreased operating income on lower sales of air combat training systems.

Secure Communications

Certain CDS product lines that were previously classified in an “Other” category have been reclassified into the “Secure Communications” category. Prior year financial information has been reclassified to conform to the current year presentation.

Secure communications sales decreased 31% in the first quarter to $10.8 million compared to $15.6 million last year. Sales were lower for data link and asset tracking products.

Operating income was $0.4 million in the first quarter compared to an operating loss of $1.3 million last year. In the first quarter of 2013, we experienced a $1.2 million cost increase on a U.S. government contract for data link products.

Backlog

	December 31,	September 30,
	2013	2013
	(in millions)
		(As Restated)
Total backlog
Transportation Systems	$1,457.3	$1,526.4
Mission Support Services	576.5	626.7
Defense Systems:
Training systems	530.3	457.8
Secure communications	36.5	35.7
Total Defense Systems	566.8	493.5
Total	$2,600.6	$2,646.6

Funded backlog
Transportation Systems	$1,457.3	$1,526.4
Mission Support Services	195.8	221.0
Defense Systems:
Training systems	530.3	457.8
Secure communications	36.5	35.7
Total Defense Systems	566.8	493.5
Total	$2,219.9	$2,240.9

Total backlog decreased $46.0 million from September 30, 2013 to December 31, 2013. Decreases in backlog for CTS and MSS were partially offset by an increase in backlog for CDS. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $6.7 million compared to September 30, 2013.

The difference between total backlog and funded backlog represents options under multiyear MSS service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (ID/IQ) contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended
	December 31,
	2013	2012
	(in thousands)
		(As Restated)
Reconciliation:
Net income attributable to Cubic	$8,388	$14,241
Add:
Provision for income taxes	2,439	5,869
Interest expense, net	616	428
Other expense (income), net	346	(102)
Noncontrolling interest in income of VIE	41	73
Depreciation and amortization	7,377	4,718
ADJUSTED EBITDA	$19,207	$25,227

Liquidity and Capital Resources

Operating activities used cash of $39.8 million for the first quarter of the fiscal year. Increases in accounts receivable, inventories, and long-term capitalized contract costs and decreases in accounts payable contributed to the use of cash. Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract. The growth in inventory relates primarily to air and ground combat training systems being built for customer orders for which revenue and costs will be recorded upon delivery. The growth in accounts receivable primarily related to several large on-going contracts we worked on during the first quarter of 2014, including transportation systems contracts in Australia and the U.K. Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In the first quarter of 2014, much of the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments.

CTS and CDS segments contributed to the use of cash from operating activities, while MSS provided cash from operating activities.

Investing activities for the three-month period included $69.0 million of cash paid related to the acquisition of Intelligent Transport Management Solutions Limited (ITMS) and capital expenditures of $4.9 million. Financing activities for the three-month period consisted of the receipt of proceeds of $20.0 million from short-term borrowings and a payment of $0.7 million related to the acquisition of NEK for contingent consideration.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U. S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $12.0 million to our cash balance as of December 31, 2013 compared to September 30, 2013, and an increase in Accumulated Other Comprehensive Income of $9.4 million during the three-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2013, there were borrowings totaling $20.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate. At December 31, 2013 there were letters of credit outstanding under the Revolving Credit Agreement totaling $20.9 million, which reduce the available line of credit to $159.1 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2013, there were letters of credit outstanding under this agreement of $60.9 million. In support of the Secured Letter of Credit Facility, we placed $68.9 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within the next three years, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

As of December 31, 2013, $89.6 million of the $121.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $440.3 million and a current ratio of 2.6 to 1 at December 31, 2013. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill, purchased intangibles, accounting for business combinations, and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

For further information, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2013 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting as of that date.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2013:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers of one of our significant wholly owned subsidiaries, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in GAAP to challenge our application of U.S. generally accepted accounting principles (GAAP) commensurate with the number and complexity of this subsidiary’s contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner.

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we have continued to dedicate resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through December 31, 2013 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014 these cases were consolidated into a single case and the Plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed August 8, 2013, file No. 001-08931, Exhibit 3.1.
10.1*	Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan.
10.2*	Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan.
10.3*	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2005 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 12, 2014	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 12, 2014	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller (Principal Accounting Officer)