Form 10-Q
period 2014-03-31
CUBIC CORP /DE/
filed 2014-05-12
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2014

EXPLANATORY NOTE REGARDING RESTATEMENT

This Quarterly Report on Form 10-Q of Cubic Corporation (“Company”, “we”, and “us”) for the three- and six-month periods ended March 31, 2014, includes our restated Condensed Consolidated Balance Sheet as of September 30, 2013 and our restated Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three- and six-month periods ended March 31, 2013. The restatement resulted from our identification of certain errors in our recognition of revenue for one of our wholly owned subsidiaries. See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 for a detailed discussion of the errors and effect of the restatement.

The restatement is more fully described in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net sales:
Products	$268,770	$301,754	$146,789	$167,036
Services	392,859	381,651	207,703	201,573
	661,629	683,405	354,492	368,609

Costs and expenses:
Products	196,944	219,032	110,185	119,145
Services	324,180	297,391	162,693	153,320
Selling, general and administrative	85,019	82,263	48,265	41,320
Restructuring costs	203	6,084	203	6,084
Research and development	9,873	12,920	4,959	7,098
Amortization of purchased intangibles	11,403	7,830	6,010	4,266
	627,622	625,520	332,315	331,233

Operating income	34,007	57,885	22,177	37,376

Other income (expense):
Interest and dividend income	363	749	118	312
Interest expense	(1,613)	(1,522)	(752)	(657)
Other income (expense) - net	40	49	386	(53)

Income before income taxes	32,797	57,161	21,929	36,978

Income taxes	8,248	13,145	5,809	7,276

Net income	24,549	44,016	16,120	29,702

Less noncontrolling interest in income of VIE	69	125	28	52

Net income attributable to Cubic	$24,480	$43,891	$16,092	$29,650

Net income per share attributable to Cubic
Basic	$0.91	$1.64	$0.60	$1.11
Diluted	$0.91	$1.64	$0.60	$1.11

Dividends per common share	$0.12	$0.12	$0.12	$0.12

Weighted average shares used in per share calculations:
Basic	26,785	26,736	26,786	26,736
Diluted	26,892	26,736	26,901	26,736

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

Net income	$24,549	$44,016	$16,120	$29,702
Other comprehensive income (loss):
Foreign currency translation	11,862	(13,989)	3,645	(15,338)
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(181)	(1,337)	(1,288)	(732)
Adjustment for net gains/losses realized and included in net income, net of tax	(23)	1,334	(55)	(13)
Total change in net unrealized gains/losses from cash flow hedges, net of tax	(204)	(3)	(1,343)	(745)
Total other comprehensive income (loss)	11,658	(13,992)	2,302	(16,083)
Total comprehensive income	$36,207	$30,024	$18,422	$13,619

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2014	2013
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$125,343	$203,892
Restricted cash	68,984	69,381
Marketable securities	—	4,055
Accounts receivable - net	439,626	379,002
Recoverable income taxes	14,231	7,885
Inventories - net	64,303	59,746
Deferred income taxes and other current assets	29,743	18,638
Total current assets	742,230	742,599

Long-term contract receivables	17,410	19,021
Long-term capitalized contract costs	79,010	68,963
Property, plant and equipment - net	63,789	56,305
Deferred income taxes	18,181	19,322
Goodwill	186,808	136,094
Purchased intangibles - net	75,389	57,542
Other assets	15,107	9,772
	$1,197,924	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$30,000	$—
Trade accounts payable	24,616	40,310
Customer advances	88,830	84,307
Accrued compensation and other current liabilities	143,938	109,253
Income taxes payable	9,842	12,731
Current portion of long-term debt	578	557
Total current liabilities	297,804	247,158

Long-term debt	102,166	102,363
Other long-term liabilities	46,390	43,017

Shareholders’ equity:
Common stock	17,322	15,825
Retained earnings	761,262	740,002
Accumulated other comprehensive income (loss)	8,855	(2,803)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	751,361	716,946
Noncontrolling interest in variable interest entity	203	134
Total shareholders’ equity	751,564	717,080
	$1,197,924	$1,109,618

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Operating Activities:
Net income	$24,549	$44,016	$16,120	$29,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,229	11,597	7,852	6,879
Share-based compensation expense	2,585	59	1,725	59
Changes in operating assets and liabilities	(71,662)	(111,643)	(15,201)	(66,495)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(29,299)	(55,971)	10,496	(29,855)

Investing Activities:
Acquisition of businesses, net of cash acquired	(79,683)	(53,272)	(10,708)	(20,177)
Purchases of property, plant and equipment	(10,947)	(3,861)	(6,025)	(2,438)
Proceeds from sales or maturities of marketable securities	4,055	—	4,055	—
NET CASH USED IN INVESTING ACTIVITIES	(86,575)	(57,133)	(12,678)	(22,615)

Financing Activities:
Proceeds from short-term borrowings	30,000	70,000	10,000	45,000
Principal payments on short-term borrowings	—	(45,000)	—	(45,000)
Proceeds from long-term borrowings	—	50,000	—	50,000
Principal payments on long-term debt	(284)	(8,273)	(144)	(4,133)
Proceeds from issuance of common stock	113	—	113	—
Dividends paid	(3,215)	(3,208)	(3,215)	(3,208)
Net change in restricted cash	397	(84)	457	(313)
Contingent consideration payments related to acquisitions of businessess	(1,117)	—	(447)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,894	63,435	6,764	42,346

Effect of exchange rates on cash	11,431	(13,993)	(615)	(15,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,549)	(63,662)	3,967	(25,511)

Cash and cash equivalents at the beginning of the period	203,892	212,267	121,376	174,116

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$125,343	$148,605	$125,343	$148,605

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire NEK, net	$—	$19,552	$—	$—
Liability incurred to acquire ITMS, net	$3,301	$—	$—	$—
Liability incurred to acquire Intific, net	$2,233	$—	$2,233	$—
Receivable from the seller of NextBus	$—	$682	$—	$682

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature as well as all adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” considered necessary to fairly state the financial position of Cubic Corporation at March 31, 2014 and September 30, 2013; the results of its operations for the three- and six-month periods ended March 31, 2014 and 2013; and its cash flows for the three- and six-month periods ended March 31, 2014 and 2013. Operating results for the three- and six-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed concurrently herewith.

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

Note 2—Restatement of Condensed Consolidated Financial Statements

We have restated our Condensed Consolidated Balance Sheet at September 30, 2013 and our Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three- and six-month periods ended March 31, 2013.

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

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at September 30, 2012 and consolidated net income for the three and six months ended March 31, 2013 (in thousands):

Retained earnings at September 30, 2012 - As previously reported	$715,043
Adjustments	6,290
Retained earnings at September 30, 2012 - As restated	$721,333

	Six Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2013
Net Income - As previously reported	$39,604	$27,158
Adjustments	4,287	2,492
Net Income - As restated	$43,891	$29,650

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

The following tables present the impact of the restatement on the our previously issued Consolidated Balance Sheet as of September 30, 2013, and our Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three and six months ended March 31, 2013:

	Condensed Consolidated Balance Sheet September 30, 2013
	Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,892	$—	$203,892
Restricted cash	69,381	—	69,381
Marketable securities	4,055	—	4,055
Accounts receivable - net	376,143	2,859	379,002
Recoverable income taxes	7,885	—	7,885
Inventories - net	54,400	5,346	59,746
Deferred income taxes and other current assets	18,638	—	18,638
Total current assets	734,394	8,205	742,599

Long-term contract receivables	19,249	(228)	19,021
Long-term capitalized costs	75,520	(6,557)	68,963
Property, plant and equipment - net	56,305	—	56,305
Deferred income taxes	19,322	—	19,322
Goodwill	136,094	—	136,094
Purchased intangibles - net	57,542	—	57,542
Other assets	9,772	—	9,772
	$1,108,198	$1,420	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,016	$1,294	$40,310
Customer advances	103,187	(18,880)	84,307
Accrued compensation and other current liabilities	107,330	1,923	109,253
Income taxes payable	8,076	4,655	12,731
Current portion of long-term debt	557	—	557
Total current liabilities	258,166	(11,008)	247,158

Long-term debt	102,363	—	102,363
Other long-term liabilities	42,742	275	43,017

Shareholders’ equity:
Common stock	15,825	—	15,825
Retained earnings	728,424	11,578	740,002
Accumulated other comprehensive loss	(3,378)	575	(2,803)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	704,793	12,153	716,946
Noncontrolling interest in variable interest entity	134	—	134
Total shareholders’ equity	704,927	12,153	717,080
	$1,108,198	$1,420	$1,109,618

	Condensed Consolidated Statement of Income Six Months Ended March 31, 2013			Condensed Consolidated Statement of Income Three Months Ended March 31, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)

Net sales:
Products	$300,669	$1,085	$301,754	$164,968	$2,068	$167,036
Services	377,007	4,644	381,651	199,337	2,236	201,573
	677,676	5,729	683,405	364,305	4,304	368,609

Costs and expenses:
Products	218,018	1,014	219,032	117,123	2,022	119,145
Services	297,617	(226)	297,391	153,766	(446)	153,320
Selling, general and administrative	82,317	(54)	82,263	41,320	—	41,320
Restructuring costs	6,084	—	6,084	6,084	—	6,084
Research and development	12,920	—	12,920	7,098	—	7,098
Amortization of purchased intangibles	7,830	—	7,830	4,266	—	4,266
	624,786	734	625,520	329,657	1,576	331,233

Operating income	52,890	4,995	57,885	34,648	2,728	37,376

Other income (expense):
Interest and dividend income	749	—	749	312	—	312
Interest expense	(1,516)	(6)	(1,522)	(654)	(3)	(657)
Other income (expense) - net	49	—	49	(53)	—	(53)

Income before income taxes	52,172	4,989	57,161	34,253	2,725	36,978

Income taxes	12,443	702	13,145	7,043	233	7,276

Net income	39,729	4,287	44,016	27,210	2,492	29,702

Less noncontrolling interest in income of VIE	125	—	125	52	—	52

Net income attributable to Cubic	$39,604	$4,287	$43,891	$27,158	$2,492	$29,650

Net income per share attributable to Cubic:
Basic	$1.48	$0.16	$1.64	$1.02	$0.09	$1.11
Diluted	$1.48	$0.16	$1.64	$1.02	$0.09	$1.11

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,736	—	26,736	26,736	—	26,736

	Condensed Consolidated Statement of Comprehensive Income Six Months Ended March 31, 2013			Condensed Consolidated Statement of Comprehensive Income Three Months Ended March 31, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)

Net income	$39,729	$4,287	$44,016	$27,210	$2,492	$29,702
Other comprehensive income (loss):
Foreign currency translation	(13,313)	(676)	(13,989)	(14,608)	(730)	(15,338)
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(1,337)	—	(1,337)	(732)	—	(732)
Adjustment for net losses realized and included in net income, net of tax	1,334	—	1,334	(13)	—	(13)
Net unrealized gains/losses from cash flow hedges, net of tax	(3)	—	(3)	(745)	—	(745)
Total other comprehensive loss	(13,316)	(676)	(13,992)	(15,353)	(730)	(16,083)
Total comprehensive income	26,413	3,611	30,024	11,857	1,762	13,619

	Condensed Consolidated Statement of Cash Flows Six Months Ended March 31, 2013			Condensed Consolidated Statement of Cash Flows Three Months Ended March 31, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(in thousands)			(in thousands)

Operating Activities:
Net income	$39,729	$4,287	$44,016	$27,210	$2,492	$29,702
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,597	—	11,597	6,879	—	6,879
Share-based compensation expense	59	—	59	59	—	59
Changes in operating assets and liabilities net of effects from acquisitions:	(107,356)	(4,287)	(111,643)	(64,003)	(2,492)	(66,495)
NET CASH USED IN OPERATING ACTIVITIES	(55,971)	—	(55,971)	(29,855)	—	(29,855)

Investing Activities:
Acquisition of businesses, net of cash acquired	(53,272)	—	(53,272)	(20,177)	—	(20,177)
Net additions to property, plant and equipment	(3,861)	—	(3,861)	(2,438)	—	(2,438)
NET CASH USED IN INVESTING ACTIVITIES	(57,133)	—	(57,133)	(22,615)	—	(22,615)

Financing Activities:
Proceeds from short-term borrowings	70,000	—	70,000	45,000	—	45,000
Principal payments on short-term borrowings	(45,000)	—	(45,000)	(45,000)	—	(45,000)
Proceeds from long-term borrowings	50,000	—	50,000	50,000	—	50,000
Principal payments on long-term debt	(8,273)	—	(8,273)	(4,133)	—	(4,133)
Dividends paid to shareholders	(3,208)	—	(3,208)	(3,208)	—	(3,208)
Change in restricted cash	(84)	—	(84)	(313)	—	(313)
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,435	—	63,435	42,346	—	42,346

Effect of exchange rates on cash	(13,993)	—	(13,993)	(15,387)	—	(15,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,662)	—	(63,662)	(25,511)	—	(25,511)

Cash and cash equivalents at the beginning of the period	212,267	—	212,267	174,116	—	174,116

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$148,605	$—	$148,605	$148,605	$—	$148,605

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

For the three months ended March 31, 2014, the amount of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $0.8 million and $2.1 million, respectively. Included in Intific’s operating results for the three months ended March 31, 2014 are $0.2 million of transaction and acquisition related costs and $3.1 million of compensation expense which was paid to Intific employees upon the close of the acquisition.

The purchase agreement states that the cost of the acquisition is approximately $12.6 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts. The acquisition date fair value of the consideration transferred is estimated to be $12.9 million. In February 2014, we paid cash of approximately $10.7 million and have recorded a liability of approximately $2.2 million as an estimate of the cash that will be paid to the seller in connection with the working capital settlement and cash that will be owed to the seller due to the passage of time.

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

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition. .

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

For the three months ended March 31, 2014, the amount of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $12.6 million and $0.2 million, respectively. For the six months ended March 31, 2014, the amount of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $17.3 million and $0.7 million, respectively. Included in the ITMS operating results are $0.1 million and $0.5 million of transaction costs incurred during the three and six months ended March 31, 2014, respectively.

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

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles and net deferred tax liabilities are preliminary estimates pending the finalization of our valuation analyses. The net deferred tax liabilities were primarily recorded to reflect the tax impact of the identified intangible assets that will not generate tax deductible amortization expense. The estimated fair value of the accounts receivable, deferred revenue, and accounts payable and accrued expenses will be finalized as further information is received from the seller regarding these items.

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

Year Ended September 30,
2014	$7.4
2015	6.8
2016	5.4
2017	3.9
2018	1.9

NEK

On December 14, 2012, we acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado.

For the three months ended March 31, 2014, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $8.9 million and $0.3 million, respectively. For the three months ended March 31, 2013, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $9.1 million and $0.3 million, respectively.

For the six months ended March 31, 2014, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $19.6 million and $0.4 million, respectively. For the six months ended March 31, 2013, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $9.6 million and $0.3 million, respectively.

Included in the NEK operating results are $0.4 million in transaction related costs incurred during the first quarter of fiscal 2013.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. Through March 31, 2014 we have paid the Seller cash consideration of $49.6 million from our existing cash resources and we have recorded a current liability of approximately $3.0 million at March 31, 2014 as an estimate of additional cash consideration that is due to the Seller. The timing of the payment of $0.6 million of the additional cash consideration will be accelerated if the Seller causes certain events to occur, but will ultimately be paid over the passage of time regardless of whether these events occur. Approximately $2.4 million of the additional cash consideration is contingent upon future events, including the novation of certain of the Seller’s contracts to NEK. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of our payment to the Seller of any amounts less than the maximum possible additional cash consideration of $2.4 million is remote. As such, we have estimated that the fair value of the additional cash consideration at March 31, 2014 approximates the maximum possible contingent payments to the Seller of $2.4 million. There has been no significant change in the estimated fair value of the total estimated contingent payments to be made to the Seller since the date of the acquisition.

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

NextBus

On January 24, 2013, we acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our CTS segment. For the three months ended March 31, 2014 the amount of NextBus’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $2.5 million and $0.1 million, respectively. For the six months ended March 31, 2014, the amounts of NextBus sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $4.7 million and $0.5 million, respectively.

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

AIS

On July 1, 2013 we acquired certain assets of Advanced Interactive Systems (AIS) and all of the capital stock of its foreign subsidiaries through a bankruptcy auction. AIS is a supplier of live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces worldwide. For the three months ended March 31, 2014 the amount of AIS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $1.8 million and $0.1 million, respectively. For the six months ended March 31, 2014, the amounts of AIS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $3.1 million and $0.4 million, respectively.

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

PSMC

On July 1, 2013 we acquired certain assets of PS Management Consultants Pty Ltd. (PSMC). PSMC is a specialist project management and engineering enterprise, based in Canberra, Australia. For the three months ended March 31, 2014 the amount of PSMC’s sales and net income after taxes included in our Condensed Consolidated Statement of Income were $0.5 million and $0.1 million, respectively. For the six months ended March 31, 2014, the amounts of PSMC’s sales and net income after taxes included in our Condensed Consolidated Statement of Income were $1.2 million and $0.3 million, respectively.

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

Changes in goodwill for the six months ended March 31, 2014 were as follows (in millions):

		Mission
	Transportation	Support	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2013	$18.3	$94.4	$23.4	$136.1
Acquisitions	40.7	—	8.3	49.0
Foreign currency exchange rate changes	1.4	—	0.4	1.8
Balances at March 31, 2014	$60.4	$94.4	$32.1	$186.9

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Intific, ITMS, NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2012 (in millions):

	Six Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

Net sales	$674.3	$744.6	$356.8	$393.0

Net income attributable to Cubic	$24.1	$48.0	$15.6	$29.5

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Six Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

Net income attributable to Cubic	$24,480	$43,891	$16,092	$29,650
Weighted average shares - basic	26,785	26,736	26,786	26,736
Effect of dilutive securities	107	—	115	—
Weighted average shares - diluted	26,892	26,736	26,901	26,736
Net income per share attributable to Cubic, basic	$0.91	$1.64	$0.60	$1.11
Effect of dilutive securities	—	—	—	—
Net income per share attributable to Cubic, diluted	$0.91	$1.64	$0.60	$1.11

Anti-dilutive employee share-based awards	15	—	—	—

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2014	2013
		(As Restated)

Trade and other receivables	$28,277	$17,352
Long-term contracts:
Billed	138,095	98,983
Unbilled	291,147	282,346
Allowance for doubtful accounts	(483)	(658)
Total accounts receivable	457,036	398,023
Less estimated amounts not currently due	(17,410)	(19,021)
Current accounts receivable	$439,626	$379,002

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2014 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2013 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2014	2013
		(As Restated)
Work in process and inventoried costs under long-term contracts	$89,621	$80,918
Customer advances	(25,998)	(21,865)
Raw material and purchased parts	680	693
Net inventories	$64,303	$59,746

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

At March 31, 2014, work in process and inventoried costs under long-term contracts includes approximately $1.2 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2013. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

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

The fair value of our contingent consideration obligation to the Seller of NEK is revalued to its fair value each period and any recorded increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. At September 30, 2013, the estimated fair value of the liability for contingent consideration was $3.5 million. We paid the Seller $1.1 million during the six months ended March 31, 2014 upon the resolution of certain of the contingencies and at March 31, 2014 the estimated fair value of the remaining contingent consideration is $2.4 million. We have estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. We have estimated that the probability of payment of any amounts less than the maximum possible additional cash consideration of $2.4 million is remote, and we have estimated that all contingent consideration amounts will be due within sixteen months of the acquisition date. As such, we have estimated that the fair value of the additional cash consideration approximates the maximum possible contingent payments to the Seller of $2.4 million. There was no change in the fair value of the contingent consideration between the date of the acquisition of NEK and March 31, 2014 other than for payments of amounts to the Seller; therefore, there has been no change in contingent consideration recorded in operations. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$28,797	$—	$—	$28,797
Marketable securities	—	—	—	—
Current derivative assets	—	6,282	—	6,282
Noncurrent derivative assets	—	8,588	—	8,588
Total assets measured at fair value	$28,797	$14,870	$—	$43,667
Liabilities
Current derivative liabilities	$—	$6,084	$—	$6,084
Noncurrent derivative liabilities	—	8,286	—	8,286
Contingent consideration to Seller of NEK	—	—	2,368	2,368
Total liabilities measured at fair value	$—	$14,370	$2,368	$16,738

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$125,512	$—	$—	$125,512
Marketable securities	4,055	—	—	4,055
Current derivative assets	—	1,597	—	1,597
Noncurrent derivative assets	—	6,096	—	6,096
Total assets measured at fair value	$129,567	$7,693	$—	$137,260
Liabilities
Current derivative liabilities	$—	$2,360	$—	$2,360
Noncurrent derivative liabilities	—	5,366	—	5,366
Contingent consideration to Seller of NEK	—	—	3,485	3,485
Total liabilities measured at fair value	$—	$7,726	$3,485	$11,211

We did not have any significant non-financial assets or liabilities measured at fair value after initial recognition on a non-recurring basis during the three and six months ended March 31, 2014 or 2013.

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

	March 31,	September 30,
	2014	2013
Fair value	$97.1	$95.8
Carrying value	$102.7	$102.9

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

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2014, there were borrowings totaling $30.0 million under this agreement and there were letters of credit outstanding totaling $27.8 million, which reduce the available line of credit to $142.2 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2014 there were letters of credit outstanding under this agreement of $59.7 million. Restricted cash at March 31, 2014 of $69.0 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of March 31, 2014, we had letters of credit and bank guarantees outstanding totaling $91.5 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Credit Facility described above, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $11.2 million as of March 31, 2014, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.8 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At March 31, 2014, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2014 this agreement does not restrict such distributions to shareholders. As a result of our restatement, we have been unable to comply with covenants requiring us to provide our lenders with audited financial statements and interim financial information on a timely basis. However, we have entered into amendments to our financing arrangements which have included waivers to extend the dates by which we are required to deliver our audited financial statements and interim financial information to May 31, 2014, and as such we are not in default under our lending arrangements or credit agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.0 million and $8.8 million as of March 31, 2014, and September 30, 2013, respectively.

Note 8 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$306	$276	$154	$136
Interest cost	4,956	4,461	2,485	2,217
Expected return on plan assets	(6,556)	(5,834)	(3,287)	(2,900)
Amortization of actuarial loss	397	907	199	450
Administrative expenses	76	38	38	19
Net pension benefit	$(821)	$(152)	$(411)	$(78)

Note 9 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program and awarded 264,549 RSUs with time-based vesting and 161,962 RSUs with performance-based vesting to certain officers, directors and management. On December 12, 2013, the Compensation Committee approved additional awards of 110,812 RSUs with time-based vesting and 152,694 RSUs with performance-based vesting. On March 1, 2014 an additional 21,158 RSUs with time-based vesting were approved and awarded.

Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

The RSUs with time-based vesting that were granted in March 2013 will vest in four equal installments on each of October 1, 2013, 2014, 2015 and 2016, subject to the recipient’s continued service through such date. The RSUs with time-based vesting that were granted in December 2013 will vest in four equal installments on each of October 1, 2014, 2015, 2016 and 2017, subject to the recipient’s continued service through such date. The RSUs with time-based vesting that were granted in March 2014 will vest in three installments on October 1, 2014, 2015 and 2016. The first installment is equal to 27% of the award, the second installment is equal to 33% of the award, and the third installment is equal to 40% of the award. This is subject to the recipient’s continued service through such date.

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

Through March 31, 2014, Cubic has granted 711,175 restricted stock units of which 69,994 have vested. At March 31, 2014, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 363,311.

The following table summarizes our RSU activity for the six months ended March 31, 2014. The weighted-average grant date fair value of each RSU represents the fair market value of one share of our common stock at the grant date:

	Unvested Restricted Stock Units
		Weighted-
		Average Grant-
	Number of Shares	Date Fair Value
Unvested at September 30, 2013	421,369	$43.76
Granted	263,506	49.51
Vested	(69,994)	43.76
Forfeited	(458)	43.76
Unvested at December 31, 2013	614,423	46.22
Granted	21,158	52.00
Vested	—	—
Forfeited	(8,522)	49.88
Unvested at March 31, 2014	627,059	$46.46

Note 10 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and six-month periods ended March 31, 2014 and 2013 as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Cost of sales	$205	$4	$144	$4
Selling, general and administrative	2,380	55	1,581	55
	$2,585	$59	$1,725	$59

As of March 31, 2014, there was $26.3 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate grant-date fair value of unvested RSUs at March 31, 2014 expected to ultimately vest is $17.0 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2014. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 11 — Income Taxes

Our effective tax rate for the three months ended March 31, 2014 was 27% as compared to 36% for the year ended September 30, 2013. The effective tax rate for the three months ended March 31, 2014 is lower than the year ended September 30, 2013, which reflected the unfavorable impact related to the goodwill impairment loss as well as an increase in the valuation allowance against deferred tax assets.

The amount of unrecognized tax benefits was $4.7 million as of March 31, 2014 and $4.8 million as of September 30, 2013, exclusive of interest and penalties. At March 31, 2014, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.7 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $2.2 million of the unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2014, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2010-2013 in the U.K., 2009-2013 in New Zealand and 2010-2013 in the U.S. We have effectively settled all tax matters with the IRS for fiscal years prior to fiscal year 2011. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of September 30, 2013, we evaluated our net DTAs, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance was required. With respect to Australia, we recorded a valuation allowance on net DTAs of approximately $4.0. As of March 31, 2014, we continue to assess the need for a valuation allowance on DTAs and will record the related tax effects in the quarter in which a change in circumstance occurs.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2014 and September 30, 2013 (in thousands):

	Notional Principal
	March 31, 2014	September 30, 2013
Instruments designated as accounting hedges:
Foreign currency forwards	$395,739	$361,337
Forward starting swap	—	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	$885	$2,697
Forward starting swap	55,962	—

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2014 and September 30, 2013. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of March 31, 2014 or September 30, 2013.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2014	September 30, 2013
Asset derivatives:
Foreign currency forwards	Other current assets	$6,282	$1,597
Foreign currency forwards	Other noncurrent assets	7,738	4,957
Forward starting swap	Other noncurrent assets	850	1,139
		$14,870	$7,693
Liability derivatives:
Foreign currency forwards	Other current liabilities	$6,084	$2,360
Foreign currency forwards	Other noncurrent liabilities	8,286	5,366
Total		$14,370	$7,726

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three and six months ended March 31, 2014 and 2013 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Six Months Ended
	March 31, 2014		March 31, 2013			March 31, 2014	March 31, 2013
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion		Gains (losses) recognized -Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(97)	$35	$(1,892)	$(2,052)	Other income/(expense), net	$—	$—
Forward starting swap	(217)	—	(164)	—	Other income/(expense), net	837	—
	$(314)	$35	$(2,056)	$(2,052)		$837	$—

	Three Months Ended
	March 31, 2014		March 31, 2013			March 31, 2014	March 31, 2013
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion		Gains (losses) recognized -Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(2,066)	$84	$(1,435)	$20	Other income/(expense), net	$—	$—
Forward starting swap	—	—	309	—	Other income/(expense), net	434	—
	$(2,066)	$84	$(1,126)	$20		$434	$—

For the three and six months ended March 31, 2014, we recognized a gain of $0.4 million and $0.8 million, respectively, related to derivative instruments classified as not highly effective. The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and six months ended March 31, 2013. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.1 million, net of income taxes.

Forward starting swap

In connection with a transportation systems contract that we entered in December 2011, we have incurred significant costs to develop the customer’s fare collection system before we begin receiving payments under the contract. In order to finance certain of these costs, we had planned to issue at least $83 million of 10-year fixed rate debt. Originally, the planned date of issuance of the debt was January 1, 2014. In the first quarter of fiscal 2014, we continued to believe that it was probable that we would issue the debt, but we revised our estimated date of the issuance to July 1, 2014. In the second quarter of fiscal 2014, we again revised our estimate such that we now believe that it is not probable that the debt issuance will occur. Instead, we believe that it is likely that the transportation contract will be monetized in a manner other than the originally contemplated debt issuance.

Due to concern that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 would change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability, in July 2012 we entered into a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows on the planned debt issuance. This forward-starting swap had a termination date of January 1, 2014. On December 18, 2013, we modified the forward starting swap such that the termination date is now July 1, 2014. The modified forward-starting swap has a notional amount of $56.0 million, and a pay 1.881% fixed rate, receive 3- month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 1, 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates two days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 was designed to match the tenor of the planned debt issuance.

Prior to the modification of the forward-starting swap on December 18, 2013, the forward starting swap was deemed to be a highly effective cash flow hedge. Upon modification of the forward-starting swap, we did not elect to designate the modified forward-starting swap as an accounting hedge. As such, an amount equal to the fair value of the forward-starting swap immediately prior to the modification of the instrument of $1.0 million was included in accumulated other comprehensive income at December 31, 2013,and changes in the fair value of the forward-starting swap subsequent to the date of the modification were recognized in earnings. The change in the fair value of the forward starting swap from the date of the modification to December 31, 2013 resulted in the recognition of income of $0.4 million in the first quarter of fiscal 2014. Changes in the fair value of the forward starting swap in the second quarter of fiscal 2014 resulted in the recognition of a loss of $0.6 million. Also, in the second fiscal quarter of 2014, upon making the assessment that it was no longer probable that the originally planned debt issuance would occur, the derivative gain of $1.0 million previously reported in accumulated other comprehensive income was reclassified into earnings.

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

Note 13 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Sales:
Transportation Systems	$276.1	$263.6	$149.0	$142.4
Mission Support Services	199.9	235.6	100.7	122.2
Defense Systems	185.6	183.9	104.8	103.9
Other	—	0.3	—	0.1
Total sales	$661.6	$683.4	$354.5	$368.6

Operating income (loss):
Transportation Systems	$19.9	$50.5	$16.8	$35.3
Mission Support Services	4.2	7.8	1.4	3.6
Defense Systems	12.8	1.5	5.7	—
Unallocated corporate expenses and other	(2.9)	(1.9)	(1.7)	(1.5)
Total operating income	$34.0	$57.9	$22.2	$37.4

Depreciation and amortization:
Transportation Systems	$5.8	$1.5	$3.2	$1.0
Mission Support Services	5.8	6.5	2.6	3.4
Defense Systems	3.2	2.9	1.8	2.1
Other	0.4	0.7	0.2	0.4
Total depreciation and amortization	$15.2	$11.6	$7.8	$6.9

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method had no impact to operating profit for the three months ended March 31, 2014 and increased operating profit by $3.5 million for the three months ended March 31, 2013, and increased operating profit by $2.5 million and $4.4 million for the six months ended March 31, 2014 and 2013, respectively.

These adjustments had no impact to net income for the three months ended March 31, 2014 and increased net income by approximately $2.8 million ($0.11 per share) for the three months ended March 31, 2013, and increased net income by $2.5 million ($0.09 per share) and $3.7 million ($0.14 per share) for the six months ended March 31, 2014 and 2013, respectively.

Note 14 — Legal Matters

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through March 31, 2014 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

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

March 31, 2014

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

Consolidated Overview

Sales for the quarter ended March 31, 2014 decreased 4% to $354.5 million from $368.6 million last year. MSS sales decreased 18% compared to the second quarter of last year, while CTS sales and CDS sales increased 5% and 1%, respectively. For the first six months of the fiscal year, sales decreased to $661.6 million compared to $683.4 million last year, a decrease of 3%. MSS sales decreased 15% compared to the first six months of last year, while CTS and CDS sales increased 5% and 1%, respectively.  The sales generated by businesses we acquired during 2014 and 2013 totaled $27.1 million and $46.7 million for the three- and six-month periods ended March 31, 2014 and $10.6 million and $11.1 million for the three- and six-month periods ended March 31, 2013, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $22.2 million in the second quarter compared to $37.4 million in the second quarter of last year, a decrease of 41%. CTS operating income decreased 52% and MSS operating income decreased 61% while CDS operating income increased $5.7 million, from break-even in the second quarter of last year, which had included a restructuring charge of $6.1 million compared to $0.2 million this year. Businesses we acquired during 2014 and 2013 contributed an operating loss of $4.4 million, including $0.2 million of transaction-related costs and $3.1 million of compensation expense, which was paid to Intific Inc. (Intific) employees upon the acquisition by Cubic, for the three months ended March 31, 2014 and an operating loss of $0.6 million, including $0.2 million of transaction-related costs, for the three months ended March 31, 2013. Unallocated corporate and other costs for the second quarter of 2014 were $1.7 million compared to $1.5 million in 2013.

Operating income for the six-month period decreased 41% to $34.0 million from $57.9 million last year. CTS and MSS operating income decreased 61% and 46%, respectively, compared to the first six months of last year, while CDS operating income increased to $12.8 million from $1.5 million last year. CDS operating results for the six-month period included the restructuring costs mentioned above. Businesses we acquired in 2014 and 2013 generated operating losses of $5.9 million, including $0.6 million of transaction- related costs and $3.1 million of compensation expense, which was paid to Intific employees upon the acquisition by Cubic, for the six months ended March 31, 2014 and $0.8 million for the six months ended March 31, 2013, including $0.6 million of transaction-related costs. Unallocated corporate and other expenses for the first six months of the fiscal year were $2.9 million for 2014 and $1.9 million for 2013.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased to $30.0 million in the quarter from $44.3 million in the second quarter of last year. For the first six months of the fiscal year, Adjusted EBITDA decreased to $49.2 million compared to $69.5 million last year. The changes in Adjusted EBITDA for the quarter and six-month period ended March 31, 2014 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the second quarter of fiscal 2014 decreased to $16.1 million, or 60 cents per share, compared to $29.7 million, or $1.11 per share last year. Net income decreased for the quarter primarily due to the decrease in operating income partially offset by a decrease in income tax expense.

For the first six months of the year, net income attributable to Cubic decreased to $24.5 million, or 91 cents per share, from $43.9 million, or $1.64 per share last year. The decrease in net income for the six-month period was primarily due to a decrease in operating income, partially offset by a decrease in income tax expense. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest to the court on behalf of a party that had filed claims against us. Also, interest and dividend income decreased for the six-month period based upon the decrease in our average cash balances over the periods. Included in other income was a net foreign currency exchange loss of $1.2 million in the first six months this year compared to a loss of $0.2 million last year, before applicable income taxes. Gains recognized in other income related to our forward starting swap totaled $0.4 million and $0.8 million for the three- and six-month periods ended March 31, 2014, respectively. No gains or losses related to our forward starting swap were recognized in fiscal year 2013.

Our gross margin percentage on product sales decreased to 25% in the second quarter of 2014 from 29% last year, and stayed consistent at 27% for the six months ended March 31, 2014 and 2013. The decrease in the gross margin percentage in the second quarter of 2014 is primarily due to lower sales of air combat training systems in CDS.

Our gross margin percentage on service sales decreased to 22% in the second quarter of 2014 from 24% last year, and decreased to 17% in the first six months of 2014 from 22% last year. The decrease in the gross margin percentages on services sales for the three- and six-month periods ended March 31, 2014 is primarily the result of increased costs of providing services on a transportation contract in Chicago. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which will be significantly less than costs incurred to provide these services until the billable amounts increase as the contract progresses.

Selling, general and administrative (SG&A) expenses increased in the second quarter of 2014 to $48.3 million compared to $41.3 million in 2013. For the six-month period, SG&A increased to $85.0 million compared to $82.3 million last year. As a percentage of sales, SG&A expenses were 14% for the second quarter and 13% for the six-month period of fiscal 2014 compared to 11% and 12%, respectively, in 2013. The increase in SG&A expenses in the second quarter was primarily due to SG&A expenses associated with companies acquired in 2013 and 2014. In addition, share based compensation expense added $1.6 million and $2.4 million to SG&A expenses for the second quarter and first six months of the year, respectively, compared to $0.1 million for each of the corresponding periods last year.

Company funded research and development expenditures, which relate to new defense and transportation technologies under development, decreased to $5.0 million for the second quarter compared to $7.1 million last year, and decreased to $9.9 million for the six-month period this year compared to $12.9 million last year. Amortization of purchased intangibles increased for the second quarter of 2014 to $6.0 million compared to $4.3 million last year due to the increase in intangible assets related to businesses acquired during 2013 and 2014. Amortization of purchased intangibles for the first six months of 2014 increased to $11.4 million from $7.8 million in 2013.

We estimate our annual effective income tax rate for fiscal 2014 will be approximately 26%. The effective rate for fiscal 2014 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Transportation Systems Segment Sales	$276.1	$263.6	$149.0	$142.4

Transportation Systems Segment Operating Income	$19.9	$50.5	$16.8	$35.3

CTS sales increased 5% in the second quarter to $149.0 million compared to $142.4 million last year, and increased 5% for the six- month period to $276.1 million from $263.6 million last year. Businesses acquired by CTS in fiscal years 2013 and 2014 contributed sales of $15.1 million and $22.0 million during the quarter and six months ended March 31, 2014, respectively, compared to $1.5 million for the quarter and six months ended March 31, 2013. During the first half of fiscal 2014, sales increased from a system development and services contract in Chicago and from system development contracts in the U.K.

For the quarter and six-month period ended March 31, 2014, CTS realized lower sales from a contract to design and build a system in Vancouver compared to the quarter and six-month period ended March 31, 2013 and from a contract to design and build a system in Sydney and other related contracts in Australia. These decreases primarily reflect expected reductions in activity based on the stage of completion of these contracts for the quarter and six-month period ended March 31, 2014 as compared to the corresponding periods in 2013 . The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.3 million for the second quarter and a decrease of $2.0 million for the six-month period compared to the same period last year.

CTS operating income decreased 52% in the second quarter to $16.8 million compared to $35.3 million last year, and decreased 61% for the six-month period to $19.9 million from $50.5 million last year. The provision of services on a contract in Chicago began towards the end of fiscal year 2013, however, revenue recognized on this contract is limited to billable amounts, which will be significantly less than costs incurred to provide these services until the billable amounts increase as the contract progresses. As a result, the operating losses from the Chicago contract in the quarter and six-month period were $13.7 million and $26.1 million, respectively. In addition, for the six-month period operating margins were lower on decreased sales and increases in estimated total costs for the development of a system in Vancouver mentioned above. We are also in a phase of the Sydney contract where we are continuing to install the system while transitioning to full operations and the costs incurred to provide services are greater than the billable revenues for those services. Profit margins are expected to improve as the Sydney system moves into full operations in the first half of next year. An increase in estimated development costs of a supplier for new rail ticketing technology for a customer in the U.K. also impacted the first half this year by $2.2 million and we have since diversified the supply of development work for this contract. The decrease in operating income for the quarter and six-month period was partially offset by increased system usage bonuses on our contract in London. Businesses acquired by CTS in 2013 and 2014 had operating losses of $0.5 million and $1.7 million, respectively, for the three- and six-month periods ended March 31, 2014 compared to an operating loss of $0.3 million for each of the three- and six-month periods ended March 31, 2013. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $1.5 million for the second quarter and $1.9 million for the six-month period compared to the same periods last year.

Mission Support Services Segment (MSS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Mission Support Services Segment Sales	$199.9	$235.6	$100.7	$122.2

Mission Support Services Segment Operating Income	$4.2	$7.8	$1.4	$3.6

MSS sales decreased 18% in the second quarter to $100.7 million compared to $122.2 million last year, and decreased 15% for the six-month period to $199.9 million from $235.6 million last year. Sales in the first half of the fiscal year were lower due in part to the U.S. government’s shut down in October 2013 and to reductions in spending by the U.S. government.  The decrease in sales was also caused by the loss of a contract due to a lower bid by a competitor. These reductions were partially offset by growth in the Simulator Training business area due to the win of a new contract. NEK Special Programs Group LLC (NEK), a Special Operation Forces training business acquired in December 2012 had sales of $8.9 million and $19.6 million for the three- and six-month periods ended March 31, 2014 compared to sales of $9.1 million and $9.6 million for the three- and six-month periods ended March 31, 2013. Absent the increase in sales from NEK, MSS sales would have decreased by 20% in the six-month period.

MSS operating income decreased 61% in the second quarter to $1.4 million compared to $3.6 million last year, and decreased 46% for the six-month period to $4.2 million from $7.8 million last year. The decreased operating income for the quarter and six-month period resulted from the sales decreases described above and reduced profit margins on contracts due to competitive pressures driving down bid prices. Operating income also decreased as a result of a focused investment we are making to increase our footprint in the Special Operations Forces market. NEK had an operating loss of $0.4 million for the quarter and $0.6 million for the six-month period ended March 31, 2014 compared to $0.3 million for the quarter and $0.5 million for the six-month period ended March 31, 2013, which had included $0.4 million of acquisition-related costs.

Defense Systems Segment (CDS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Defense Systems Segment Sales
Training systems	$159.3	$152.7	$89.3	$88.3
Secure communications	26.3	31.2	15.5	15.6
	$185.6	$183.9	$104.8	$103.9

Defense Systems Segment Operating Income
Training systems	$12.4	$9.5	$5.8	$6.7
Secure communications	0.7	(1.9)	0.3	(0.6)
Restructuring costs	(0.3)	(6.1)	(0.4)	(6.1)
	$12.8	$1.5	$5.7	$—

Training Systems

Training systems sales increased 1% in the second quarter to $89.3 million compared to $88.3 million last year, and increased 4% for the six-month period to $159.3 million from $152.7 million last year. Businesses acquired by CDS in 2013 and 2014 contributed training system sales of $3.1 million and $5.1 million for the three- and six-month periods ended March 31, 2014 and had no significant sales for the comparable periods ended March 31, 2013. In addition, sales were higher for both the quarter and six-month period from a new ground combat training system development contract in the Far East, from tactical engagement simulation system contracts and from simulator contracts, including a new contract to develop simulation trainers for the Littoral Combat Ships. These increases in sales were nearly offset by lower sales of air combat training systems for the quarter and six-month period.

Operating income decreased 13% in the second quarter to $5.8 million compared to $6.7 million last year, and increased 31% for the six-month period to $12.4 million from $9.5 million last year. Higher operating income on increased sales from the ground combat training system, simulator and development contracts mentioned above contributed to the increase in operating income for the six- month period. Profit margin improvement was also partially due to the restructuring activity in the second quarter of 2013, which reduced ongoing costs. Training system businesses acquired by CDS in 2013 and 2014 incurred operating losses of $3.5 million and $3.6 million for the three- and six-month periods ended March 31, 2014, respectively, and had no operating losses in the comparable periods ended March 31, 2013. These operating losses, for the three-and six-month periods ended March 31, 2014, included $0.2 million of transaction and acquisition related costs and $3.1 million of compensation expense which was paid to Intific employees upon the close of the acquisition. The increases in operating income for the quarter and first half of the fiscal year were also partially offset by decreased operating income on lower sales of air combat training systems.

Secure Communications

Secure communications sales decreased 1% in the second quarter to $15.5 million compared to $15.6 million last year, and decreased 16% for the six-month period to $26.3 million from $31.2 million last year. Sales were lower from personnel locator system and asset tracking products, while sales of data links increased.

Operating income was $0.3 million in the second quarter compared to an operating loss of $0.6 million last year, and increased for the six-month period to an operating income of $0.7 million from an operating loss of $1.9 million last year. In the second quarter and first half of fiscal 2013, we had experienced cost increases of $1.4 million and $2.6 million, respectively, on a U.S. government contract for data link products.  The improvement this year from data links was partially offset by lower profits on lower sales of personnel locator systems.

Backlog

	March 31,	September 30,
	2014	2013
	(in millions)
		(As Restated)
Total backlog
Transportation Systems	$1,403.7	$1,526.4
Mission Support Services	604.3	626.7
Defense Systems:
Training systems	614.1	457.8
Secure communications	42.4	35.7
Total Defense Systems	656.5	493.5
Total	$2,664.5	$2,646.6

Funded backlog
Transportation Systems	$1,403.7	$1,526.4
Mission Support Services	154.0	221.0
Defense Systems:
Training systems	614.1	457.8
Secure communications	42.4	35.7
Total Defense Systems	656.5	493.5
Total	$2,214.2	$2,240.9

Total backlog increased $17.9 million from September 30, 2013 to March 31, 2014. Decreases in backlog for CTS and MSS were more than offset by an increase in backlog for CDS. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $17.0 million compared to September 30, 2013.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands)
		(As Restated)		(As Restated)
Reconciliation:
Net income attributable to Cubic	$24,480	$43,891	$16,092	$29,650
Add:
Provision for income taxes	8,248	13,145	5,809	7,276
Interest expense, net	1,250	773	634	345
Other expense (income), net	(40)	(49)	(386)	53
Noncontrolling interest in income of VIE	69	125	28	52
Depreciation and amortization	15,229	11,597	7,852	6,879
ADJUSTED EBITDA	$49,236	$69,482	$30,029	$44,255

Liquidity and Capital Resources

Operating activities used cash of $29.3 million for the six-month period. Increases in accounts receivable, inventories, and long-term capitalized contract costs and decreases in accounts payable contributed to the use of cash. Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being amortized into cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract. The growth in inventory relates primarily to air and ground combat training systems being built for customer orders for which revenue and costs will be recorded upon delivery. The growth in accounts receivable primarily related to several large on-going contracts we worked on during the first half of fiscal 2014, including transportation systems contracts in Australia and the U.S. Negative cash flows on these contracts at this stage of their completion is in accordance with contract terms. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. In the second quarter of 2014, much of the growth in the unbilled accounts receivable was based upon when we are entitled to receive milestone payments.

CTS contributed to the use of cash from operating activities, while MSS and CDS provided cash from operating activities.

Investing activities for the six-month period included $79.7 million of cash paid related to the acquisitions of Intelligent Transport Management Solutions Limited (ITMS) and Intific and capital expenditures of $10.9 million. Financing activities for the six-month period consisted primarily of the receipt of proceeds of $30.0 million from short-term borrowings, a dividend paid to shareholders of

$3.2 million and a payment of $1.1 million related to the acquisition of NEK for contingent consideration.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $11.4 million to our cash balance as of March 31, 2014 compared to September 30, 2013, and a decrease to Accumulated Other Comprehensive Income of $11.7 million during the six-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2014, there were borrowings totaling $30.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.535% at March 31, 2014. At March 31, 2014 there were letters of credit outstanding under the Revolving Credit Agreement totaling $27.8 million, which reduce the available line of credit to $142.2 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2014, there were letters of credit outstanding under this agreement of $59.7 million. In support of the Secured Letter of Credit Facility, we placed $69.0 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, within three years from the agreement date, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

As of March 31, 2014, $111.4 million of the $125.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $444.4 million and a current ratio of 2.5 to 1 at March 31, 2014. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2014 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting as of that date.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2014:

•                  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers of one of our significant wholly owned subsidiaries, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in U.S. generally accepted accounting principles (GAAP) to challenge our application of GAAP commensurate with the number and complexity of this subsidiary’s contracts to  prevent or detect material misstatements in revenue or cost of sales in a timely manner.

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we have continued to dedicate resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 2011, we received a claim from a public transit authority customer which alleges that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The claim currently seeks recoupment from us of a total amount of $3.9 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. We have not recorded expense for any amount in excess of the $2.9 million through March 31, 2014 as no other amount of loss is deemed probable. Insurance may cover all, or a portion, of any losses we could ultimately incur for this matter. However, any potential insurance proceeds will not be recognized in the financial statements until receipt of any such proceeds is probable.

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
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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