Form 10-Q
period 2014-06-30
CUBIC CORP /DE/
filed 2014-08-04
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

As of July 22, 2014, registrant had only one class of common stock of which there were 26,788,525 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2014

EXPLANATORY NOTE REGARDING RESTATEMENT

This Quarterly Report on Form 10-Q of Cubic Corporation (“Company”, “we”, and “us”) for the three- and nine-month periods ended June 30, 2014, includes our restated Condensed Consolidated Balance Sheet as of September 30, 2013 and our restated Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three- and nine-month periods ended June 30, 2013. The restatement resulted from our identification of certain errors in our recognition of revenue for one of our wholly owned subsidiaries. See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Part I Item 1 for a detailed discussion of the errors and effect of the restatement.

The restatement is more fully described in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net sales:
Products	$405,419	$429,436	$136,649	$127,682
Services	596,567	591,195	203,708	209,544
	1,001,986	1,020,631	340,357	337,226

Costs and expenses:
Products	305,245	310,043	108,301	91,011
Services	480,906	461,669	156,726	164,278
Selling, general and administrative	131,508	126,393	46,489	44,130
Restructuring costs	227	6,198	24	114
Research and development	13,822	19,346	3,949	6,426
Amortization of purchased intangibles	17,056	12,192	5,653	4,362
	948,764	935,841	321,142	310,321

Operating income	53,222	84,790	19,215	26,905

Other income (expense):
Interest and dividend income	958	1,279	595	530
Interest expense	(3,117)	(2,447)	(1,504)	(925)
Other income (expense) - net	(1,058)	(764)	(1,098)	(813)

Income before income taxes	50,005	82,858	17,208	25,697

Income taxes	13,240	20,437	4,992	7,292

Net income	36,765	62,421	12,216	18,405

Less noncontrolling interest in income of VIE	79	149	10	24

Net income attributable to Cubic	$36,686	$62,272	$12,206	$18,381

Net income per share attributable to Cubic
Basic	$1.37	$2.33	$0.46	$0.69
Diluted	$1.36	$2.33	$0.45	$0.69

Dividends per common share	$0.12	$0.12	$—	$—

Weighted average shares used in per share calculations:
Basic	26,786	26,736	26,789	26,736
Diluted	26,901	26,745	26,921	26,762

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

Net income	$36,765	$62,421	$12,216	$18,405
Other comprehensive income (loss):
Foreign currency translation	19,107	(15,765)	7,245	(1,776)
Net unrealized gain (loss) on available-for-sale, net of tax	0	(5)	0	(5)
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(261)	3,557	(80)	4894
Adjustment for net gains/losses realized and included in net income, net of tax	(231)	1,146	(208)	(188)
Total change in unrealized gains/losses from cash flow hedges, net of tax	(492)	4703	(288)	4,706
Total other comprehensive income (loss)	18,615	(11,067)	6,957	2,925
Total comprehensive income	$55,380	$51,354	$19,173	$21,330

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2014	2013
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$166,841	$203,892
Restricted cash	69,028	69,381
Marketable securities	—	4,055
Accounts receivable - net	403,401	379,002
Recoverable income taxes	17,719	7,885
Inventories - net	53,768	59,746
Deferred income taxes and other current assets	30,844	18,638
Total current assets	741,601	742,599

Long-term contract receivables	16,690	19,021
Long-term capitalized contract costs	77,560	68,963
Property, plant and equipment - net	64,360	56,305
Deferred income taxes	18,057	19,322
Goodwill	187,595	136,094
Purchased intangibles - net	70,257	57,542
Other assets	11,527	9,772
	$1,187,647	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,000	$—
Trade accounts payable	23,527	40,310
Customer advances	84,338	84,307
Accrued compensation and other current liabilities	139,856	109,253
Income taxes payable	13,148	12,731
Current portion of long-term debt	591	557
Total current liabilities	269,460	247,158

Long-term debt	102,066	102,363
Other long-term liabilities	43,602	43,017

Shareholders’ equity:
Common stock	19,104	15,825
Retained earnings	773,468	740,002
Accumulated other comprehensive income (loss)	15,812	(2,803)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	772,306	716,946
Noncontrolling interest in variable interest entity	213	134
Total shareholders’ equity	772,519	717,080
	$1,187,647	$1,109,618

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Operating Activities:
Net income	$36,765	$62,421	$12,216	$18,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,740	18,014	7,511	6,417
Share-based compensation expense	4,370	1,634	1,785	1,575
Changes in operating assets and liabilities, net of effects from acquisitions	(27,138)	(88,899)	44,524	22,744
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,737	(6,830)	66,036	49,141

Investing Activities:
Acquisition of businesses, net of cash acquired	(83,456)	(60,649)	(3,773)	(7,377)
Purchases of property, plant and equipment	(13,536)	(6,209)	(2,589)	(2,348)
Purchases of marketable securities	—	(4,054)	—	(4,054)
Proceeds from sales or maturities of marketable securities	4,055	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(92,937)	(70,912)	(6,362)	(13,779)

Financing Activities:
Proceeds from short-term borrowings	38,000	70,000	8,000	—
Principal payments on short-term borrowings	(30,000)	(70,000)	(30,000)	(25,000)
Proceeds from long-term borrowings	—	100,000	—	50,000
Principal payments on long-term debt	(431)	(8,407)	(147)	(134)
Proceeds from issuance of common stock	113	—	—	—
Dividends paid	(3,215)	(3,208)	—	—
Net change in restricted cash	353	(104)	(44)	(20)
Contingent consideration payments related to acquisitions of businessess	(2,368)	(224)	(1,251)	(224)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,452	88,057	(23,442)	24,622

Effect of exchange rates on cash	16,697	(10,131)	5,266	3,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,051)	184	41,498	63,846

Cash and cash equivalents at the beginning of the period	203,892	212,267	125,343	148,605

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$166,841	$212,451	$166,841	$212,451

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire NEK, net	$—	$12,108	$—	$—
Liability incurred to acquire Intific, net	$1,173	$—	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature as well as all adjustments discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” considered necessary to fairly state the financial position of Cubic Corporation at June 30, 2014 and September 30, 2013; the results of its operations for the three- and nine-month periods ended June 30, 2014 and 2013; and its cash flows for the three- and nine-month periods ended June 30, 2014 and 2013. Operating results for the three- and nine-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on our consolidated financial statements.

Note 2—Restatement of Condensed Consolidated Financial Statements

As is more fully described in our Annual Report on Form 10-K/A for the year ended September 30, 2013, on May 12, 2014 we restated our Condensed Consolidated Balance Sheet at September 30, 2013 and our Condensed Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three- and nine-month periods ended June 30, 2013.

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

The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at September 30, 2012 and consolidated net income for the three and nine months ended June 30, 2013 (in thousands):

Retained earnings at September 30, 2012 - As previously reported	$715,043
Adjustments	6,290
Retained earnings at September 30, 2012 - As restated	$721,333

	Nine Months Ended	Three Months Ended
	June 30,	June 30,
	2013	2013
Net Income - As previously reported	$57,968	$18,364
Adjustments	4,304	17
Net Income - As restated	$62,272	$18,381

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

The following tables present the impact of the restatement on the our previously issued Condensed Consolidated Balance Sheet as of September 30, 2013, and our Condensed Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three and nine months ended June 30, 2013:

	Condensed Consolidated Balance Sheet September 30, 2013
	Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,892	$—	$203,892
Restricted cash	69,381	—	69,381
Marketable securities	4,055	—	4,055
Accounts receivable - net	376,143	2,859	379,002
Recoverable income taxes	7,885	—	7,885
Inventories - net	54,400	5,346	59,746
Deferred income taxes and other current assets	18,638	—	18,638
Total current assets	734,394	8,205	742,599

Long-term contract receivables	19,249	(228)	19,021
Long-term capitalized costs	75,520	(6,557)	68,963
Property, plant and equipment - net	56,305	—	56,305
Deferred income taxes	19,322	—	19,322
Goodwill	136,094	—	136,094
Purchased intangibles - net	57,542	—	57,542
Other assets	9,772	—	9,772
	$1,108,198	$1,420	$1,109,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,016	$1,294	$40,310
Customer advances	103,187	(18,880)	84,307
Accrued compensation and other current liabilities	107,330	1,923	109,253
Income taxes payable	8,076	4,655	12,731
Current portion of long-term debt	557	—	557
Total current liabilities	258,166	(11,008)	247,158

Long-term debt	102,363	—	102,363
Other long-term liabilities	42,742	275	43,017

Shareholders’ equity:
Common stock	15,825	—	15,825
Retained earnings	728,424	11,578	740,002
Accumulated other comprehensive loss	(3,378)	575	(2,803)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	704,793	12,153	716,946
Noncontrolling interest in variable interest entity	134	—	134
Total shareholders’ equity	704,927	12,153	717,080
	$1,108,198	$1,420	$1,109,618

	Condensed Consolidated Statement of Income			Condensed Consolidated Statement of Income
	Nine Months Ended June 30, 2013			Three Months Ended June 30, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(amounts in thousands, except per share data)			(amounts in thousands, except per share data)

Net sales:
Products	$432,226	$(2,790)	$429,436	$131,557	$(3,875)	$127,682
Services	585,895	5,300	591,195	208,888	656	209,544
	1,018,121	2,510	1,020,631	340,445	(3,219)	337,226

Costs and expenses:
Products	311,964	(1,921)	310,043	93,946	(2,935)	91,011
Services	462,075	(406)	461,669	164,458	(180)	164,278
Selling, general and administrative	126,447	(54)	126,393	44,130	—	44,130
Restructuring costs	6,198	—	6,198	114	—	114
Research and development	19,346	—	19,346	6,426	—	6,426
Amortization of purchased intangibles	12,192	—	12,192	4,362	—	4,362
	938,222	(2,381)	935,841	313,436	(3,115)	310,321

Operating income	79,899	4,891	84,790	27,009	(104)	26,905
Other income (expense):
Interest and dividend income	1,279	—	1,279	530	—	530
Interest expense	(2,438)	(9)	(2,447)	(922)	(3)	(925)
Other income (expense) - net	(764)	—	(764)	(813)	—	(813)

Income before income taxes	77,976	4,882	82,858	25,804	(107)	25,697

Income taxes	19,859	578	20,437	7,416	(124)	7,292

Net income	58,117	4,304	62,421	18,388	17	18,405

Less noncontrolling interest in income of VIE	149	—	149	24	—	24

Net income attributable to Cubic	$57,968	$4,304	$62,272	$18,364	$17	$18,381

Net income per share attributable to Cubic:
Basic	$2.17	$0.16	$2.33	$0.69	$0.00	$0.69
Diluted	$2.17	$0.16	$2.33	$0.69	$0.00	$0.69

Dividends per common share	$0.12	$—	$0.12	$—	$—	$—

Weighted average shares used in per share calculations:
Basic	26,736	—	26,736	26,736	—	26,736
Diluted	26,745	—	26,745	26,762	—	26,762

	Condensed Consolidated Statement of Comprehensive Income			Condensed Consolidated Statement of Comprehensive Income
	Nine Months Ended June 30, 2013			Three Months Ended June 30, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$58,117	$4,304	$62,421	$18,388	$17	$18,405
Other comprehensive income:
Foreign currency translation	(15,185)	(580)	(15,765)	(1,872)	96	(1,776)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(5)	—	(5)	(5)	—	(5)
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	3,557	—	3,557	4,894	—	4,894
Adjustment for net gains/losses realized and included in net income, net of tax	1,146	—	1,146	(188)	—	(188)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	4,703	—	4,703	4,706	—	4,706
Total other comprehensive income (loss)	(10,487)	(580)	(11,067)	2,829	96	2,925
Total comprehensive income (loss)	47,630	3,724	51,354	21,217	113	21,330

	Condensed Consolidated Statement of Cash Flows			Condensed Consolidated Statement of Cash Flows
	Nine Months Ended June 30, 2013			Three Months Ended June 30, 2013
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(in thousands)			(in thousands)

Operating Activities:
Net income	$58,117	$4,304	$62,421	$18,388	$17	$18,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,014	—	18,014	6,417	—	6,417
Share-based compensation expense	1,634	—	1,634	1,575	—	1,575
Changes in operating assets and liabilities, net of effects from acquisitions	(84,595)	(4,304)	(88,899)	22,761	(17)	22,744
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,830)	—	(6,830)	49,141	—	49,141

Investing Activities:
Acquisition of businesses, net of cash acquired	(60,649)	—	(60,649)	(7,377)	—	(7,377)
Net additions to property, plant and equipment	(6,209)	—	(6,209)	(2,348)	—	(2,348)
Purchases of short-term investments	(4,054)	—	(4,054)	(4,054)	—	(4,054)
NET CASH USED IN INVESTING ACTIVITIES	(70,912)	—	(70,912)	(13,779)	—	(13,779)

Financing Activities:
Proceeds from short-term borrowings	70,000	—	70,000	—	—	—
Principal payments on short-term borrowings	(70,000)	—	(70,000)	(25,000)	—	(25,000)
Proceeds from long-term borrowings	100,000	—	100,000	50,000	—	50,000
Principal payments on long-term debt	(8,407)	—	(8,407)	(134)	—	(134)
Contingent consideration payments related to acquisitions of businesses	(224)	—	(224)	(224)	—	(224)
Dividends paid to shareholders	(3,208)	—	(3,208)	—	—	—
Change in restricted cash	(104)	—	(104)	(20)	—	(20)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,057	—	88,057	24,622	—	24,622

Effect of exchange rates on cash	(10,131)	—	(10,131)	3,862	—	3,862

NET INCREASE IN CASH AND CASH EQUIVALENTS	184	—	184	63,846	—	63,846

Cash and cash equivalents at the beginning of the period	212,267	—	212,267	148,605	—	148,605

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$212,451	$—	$212,451	$212,451	$—	$212,451

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

Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific). Intific is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. The acquisition of Intific expands the portfolio of services and customer base of our Cubic Defense Systems (CDS) segment.

For the three months ended June 30, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $1.9 million and $1.7 million, respectively.

For the nine months ended June 30, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $2.7 million and $3.8 million, respectively. Included in Intific’s operating results for the nine months ended June 30, 2014 are $0.2 million of transaction and acquisition related costs, and $3.7 million of compensation expense which was paid to Intific employees upon the close of the acquisition.

The purchase agreement states that the cost of the acquisition is approximately $12.1 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts. The acquisition date fair value of the consideration transferred is estimated to be $12.4 million. Through June 30, 2014, we have paid cash of approximately $11.2 million to the seller and as of June 30, 2014 we have accrued a liability of $1.2 million as an estimate of the remaining cash to be paid.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.0
Technology	0.7
Backlog	0.7
Other intangible assets	0.2
Accounts receivable	1.5
Deferred tax liabilities, net	(0.5)
Accounts payable and accrued expenses	(0.6)
Other net assets acquired	0.7
Net identifiable assets acquired	4.7
Goodwill	7.7
Net assets acquired	$12.4

The estimated fair values of the net deferred tax liabilities are preliminary estimates pending the finalization of our valuation analyses. The net deferred tax liabilities were primarily recorded to reflect the tax impact of amortization related to identified intangible assets that is not expected to be deductible for tax purposes, net of acquisition consideration that is a tax deductible expense.

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

For the three months ended June 30, 2014, the amount of ITMS’ sales and net income after taxes included in our Condensed Consolidated Statement of Income were $12.8 million and $0.5 million, respectively.

For the nine months ended June 30, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $30.1 million and $0.2 million, respectively. Included in ITMS’ operating results are $0.5 million of transaction costs incurred during the nine months ended June 30, 2014.

The purchase agreement states that the cost of the acquisition is approximately $69.0 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts. The acquisition date fair value of the consideration transferred was estimated to be $72.2 million. In November 2013, we paid cash of $69.0 million and in May 2014, we paid cash of $3.2 million as settlement of the working capital with the seller.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$15.7
Intellectual property	1.6
Backlog	5.7
Supplier relationships	0.6
Agreements with seller	1.3
Accounts receivable - billed	4.4
Accounts receivable - unbilled	6.9
Deferred tax liabilities, net	(0.2)
Deferred revenue	(2.6)
Accounts payable and accrued expenses	(4.6)
Other net assets acquired	2.6
Net identifiable assets acquired	31.4
Goodwill	40.8
Net assets acquired	$72.2

The net deferred tax liabilities were primarily recorded to reflect the difference in timing of recognizing deferred revenue for tax purposes

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

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition. Future amortization of approximately $19.2 million of purchased intangibles is not expected to be deductible for tax purposes.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of ITMS with our existing CTS business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CTS segment and is expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$6.6
2015	6.2
2016	5.2
2017	4.1
2018	3.0

AIS

On July 1, 2013 we acquired certain assets of Advanced Interactive Systems (AIS) and all of the capital stock of its foreign subsidiaries through a bankruptcy auction. AIS is a supplier of live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces worldwide. For the three months ended June 30, 2014 the amount of AIS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $3.1 million and $0.2 million, respectively. For the nine months ended June 30, 2014, the amounts of AIS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $6.2 million and $0.6 million, respectively.

We paid cash of $2.0 million from our existing cash resources, net of cash acquired, for the assets of AIS. At September 30, 2013, the estimated fair value of liabilities for potential claims from customers were preliminary estimates pending the finalization of our valuation analyses. The finalization of the estimation of these values was completed in the quarter ended December 31, 2013 as further information was received from the customers as to the facts and circumstances that existed as of the July 1, 2013 acquisition date. As a result of this additional information, we have estimated that the fair value of the potential customer claims was $1.3 million. As a result, the carrying amount of the potential customer claims liabilities were retrospectively increased by $1.3 million on July 1, 2013, due to this new information, with a corresponding increase to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date including the retrospective adjustments described above (in millions):

Customer relationships	$1.4
Technology	0.9
Backlog	0.6
Other net liabilities assumed	(2.8)
Net identifiable assets acquired	0.1
Goodwill	1.9
Net assets acquired	$2.0

The amount recorded as goodwill is allocated to our CDS segment and is not expected to be deductible for tax purposes.

PSMC

On July 1, 2013 we acquired certain assets of PS Management Consultants Pty Ltd. (PSMC). PSMC is a specialist project management and engineering enterprise, based in Canberra, Australia. For the three months ended June 30, 2014 the amount of PSMC’s sales and net income after taxes included in our Condensed Consolidated Statement of Income were $1.7 million and $0.3 million, respectively. For the nine months ended June 30, 2014, the amounts of PSMC’s sales and net income after taxes included in our Condensed Consolidated Statement of Income were $2.9 million and $0.6 million, respectively.

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

NextBus

On January 24, 2013, we acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our CTS segment. For the three months ended June 30, 2014 the amount of NextBus’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $2.1 million and $0.3 million, respectively. For the nine months ended June 30, 2014, the amounts of NextBus sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $6.8 million and $0.8 million, respectively.

For the three months ended June 30, 2013 NextBus’ sales included in our Condensed Consolidated Statement of Income were $3.1 million. NextBus had no significant gain or loss after taxes for the three months ended June 30, 2013. For the nine months ended June 30, 2013, the amounts of NextBus’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $4.6 million and $0.3 million, respectively.

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

For the three months ended June 30, 2014, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $14.4 million and $0.1 million, respectively. For the three months ended June 30, 2013, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $11.5 million and $0.5 million, respectively.

For the nine months ended June 30, 2014, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $34.0 million and $0.5 million, respectively. For the nine months ended June 30, 2013, the amounts of NEK’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $21.1 million and $0.8 million, respectively.

Included in the NEK operating results are $0.4 million in transaction related costs incurred during the first quarter of fiscal 2013.

The acquisition agreement states that the cost of the acquisition will total $52.0 million, adjusted by the difference between the net working capital acquired and targeted working capital amounts, less amounts that will not be due if certain future events fail to occur. The acquisition-date fair value of consideration transferred is estimated to be $52.6 million. Through June 30, 2014 we have paid the Seller cash consideration of $52.0 million from our existing cash resources and we have recorded a current liability of approximately $0.6 million at June 30, 2014 as an estimate of additional cash consideration that is due to the Seller. A portion of the $52.0 million of cash consideration that was paid to the Seller was contingent upon certain events that occurred between the acquisition date and June 30, 2014, including the novation of certain of the Seller’s contracts to NEK.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NEK for fiscal years 2014 through 2018 is as follows (in millions):

Year Ended September 30,
2014	$3.4
2015	2.9
2016	2.4
2017	1.9
2018	1.4

Changes in goodwill for the nine months ended June 30, 2014 were as follows (in millions):

		Mission
	Transportation	Support	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2013	$18.3	$94.4	$23.4	$136.1
Acquisitions	40.8	—	7.7	48.5
Foreign currency exchange rate changes	2.5	—	0.5	3.0
Balances at June 30, 2014	$61.6	$94.4	$31.6	$187.6

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Intific, ITMS, NEK, NextBus, AIS and PSMC had been included in our consolidated results since October 1, 2012 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net sales	$1,014.7	$1,102.8	$340.4	$358.2

Net income attributable to Cubic	$36.3	$68.1	$12.2	$20.1

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)

Net income attributable to Cubic	$36,686	$62,272	$12,206	$18,381

Weighted average shares - basic	26,786	26,736	26,789	26,736
Effect of dilutive securities	115	9	132	26
Weighted average shares - diluted	26,901	26,745	26,921	26,762

Net income per share attributable to Cubic, basic	$1.37	$2.33	$0.46	$0.69
Effect of dilutive securities	(0.01)	—	(0.01)	—
Net income per share attributable to Cubic, diluted	$1.36	$2.33	$0.45	$0.69

Anti-dilutive employee share-based awards	—	—	—	—

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2014	2013
		(As Restated)

Trade and other receivables	$27,063	$17,352
Long-term contracts:
Billed	118,662	98,983
Unbilled	274,850	282,346
Allowance for doubtful accounts	(484)	(658)
Total accounts receivable	420,091	398,023
Less estimated amounts not currently due	(16,690)	(19,021)
Current accounts receivable	$403,401	$379,002

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2014 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2013 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2014	2013
		(As Restated)
Work in process and inventoried costs under long-term contracts	$79,346	$80,918
Customer advances	(27,536)	(21,865)
Materials and purchased parts	1,958	693
Net inventories	$53,768	$59,746

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

At June 30, 2014, work in process and inventoried costs under long-term contracts includes approximately $1.7 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2013. We believe it is probable that we will recover these costs, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract, which is through January 2024. Long-term capitalized costs that were recognized as cost of sales totaled $5.1 million and $6.1 million for the quarter and nine-month period ended June 30, 2014, respectively. No amounts of capitalized costs were recognized as cost of sales in fiscal year 2013. The long-term capitalized costs are expected to be recognized as cost of sales in approximately equal monthly amounts in future months through the term of the contract.

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

At September 30, 2013, the estimated fair value of the liability for contingent consideration payable to the seller of NEK was $3.5 million, which was equal to the maximum possible contingent payment. We paid the Seller $3.5 million during the nine months ended June 30, 2014 upon the resolution of the related contingencies and the liability was reduced to zero. Prior to the payment of the contingent consideration we had estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. There was no change in the fair value of the contingent consideration liability between the date of the acquisition of NEK and June 30, 2014 other than for payments of the contingent consideration amount to the Seller; therefore, there has been no change in contingent consideration recorded in operations.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51,075	$—	$—	$51,075
Current derivative assets	—	8,223	—	8,223
Noncurrent derivative assets	—	5,793	—	5,793
Total assets measured at fair value	$51,075	$14,016	$—	$65,091
Liabilities
Current derivative liabilities	$—	$8,811	$—	$8,811
Noncurrent derivative liabilities	—	5,832	—	5,832
Total liabilities measured at fair value	$—	$14,643	$—	$14,643

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$125,512	$—	$—	$125,512
Marketable securities	4,055	—	—	4,055
Current derivative assets	—	1,597	—	1,597
Noncurrent derivative assets	—	6,096	—	6,096
Total assets measured at fair value	$129,567	$7,693	$—	$137,260
Liabilities
Current derivative liabilities	$—	$2,360	$—	$2,360
Noncurrent derivative liabilities	—	5,366	—	5,366
Contingent consideration to Seller of NEK	—	—	3,485	3,485
Total liabilities measured at fair value	$—	$7,726	$3,485	$11,211

We did not have any significant non-financial assets or liabilities measured at fair value after initial recognition on a non-recurring basis during the three and nine months ended June 30, 2014 or 2013.

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

Long-term debt and short-term borrowings are carried at amortized cost. The amortized cost of short-term borrowings approximates fair value. The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	June 30,	September 30,
	2014	2013
Fair value	$101.0	$95.8
Carrying value	$102.7	$102.9

Note 7 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, through March 2016 we may from time to time issue and sell, and the purchasers may in their sole discretion purchase, additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2014, there were borrowings totaling $8.0 million under this agreement and there were letters of credit outstanding totaling $34.2 million, which reduce the available line of credit to $157.8 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2014 there were letters of credit outstanding under this agreement of $62.2 million. Restricted cash at June 30, 2014 of $69.0 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of June 30, 2014, we had letters of credit and bank guarantees outstanding totaling $100.6 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility described above, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $8.9 million as of June 30, 2014, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.8 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At June 30, 2014, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2014 these agreements do not restrict such distributions to shareholders.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.5 million and $8.8 million as of June 30, 2014, and September 30, 2013, respectively.

Note 8 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$463	$410	$157	$134
Interest cost	7,461	6,658	2,505	2,197
Expected return on plan assets	(9,869)	(8,710)	(3,313)	(2,876)
Amortization of actuarial loss	599	1,352	202	445
Administrative expenses	114	57	38	19
Net pension benefit	$(1,232)	$(233)	$(411)	$(81)

Note 9 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through June 30, 2014, the Compensation Committee has granted 405,847 RSU’s with time-based vesting and 314,656 RSU’s with performance-based vesting under this program.

Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

The RSUs granted with time-based vesting generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service through such vesting date.

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of performance goals established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. For the performance-based RSUs granted to date, the vesting will be contingent upon Cubic meeting one of three types of vesting criteria over the performance period. These three categories of vesting criteria consist of revenue growth targets, earnings targets, and return on equity targets. The level at which Cubic’s performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

Through June 30, 2014, Cubic has granted 720,503 restricted stock units of which 69,994 have vested. At June 30, 2014, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 378,607.

The following table summarizes our RSU activity for the nine months ended June 30, 2014. The weighted-average grant date fair value of each RSU represents the fair market value of one share of our common stock at the grant date:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at September 30, 2013	421,369	$43.76
Granted	293,992	49.73
Vested	(69,994)	43.76
Forfeited	(8,980)	49.57
Unvested at June 30, 2014	636,387	$46.44

Note 10 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and nine-month periods ended June 30, 2014 and 2013 as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$397	$123	$192	$119
Selling, general and administrative	3,973	1,511	1,593	1,456
	$4,370	$1,634	$1,785	$1,575

As of June 30, 2014, there was $25.0 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.7 years. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate grant-date fair value of unvested RSUs at June 30, 2014 expected to ultimately vest is $17.8 million.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2014. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 11 — Income Taxes

Our effective tax rate for the three months ended June 30, 2014 was 29% as compared to 36% for the year ended September 30, 2013. The effective tax rate for the three months ended June 30, 2014 is lower than the year ended September 30, 2013, which had reflected the unfavorable impact related to the goodwill impairment loss as well as an increase in the valuation allowance against deferred tax assets.

The amount of unrecognized tax benefits was $4.7 million as of June 30, 2014 and $4.8 million as of September 30, 2013, exclusive of interest and penalties. At June 30, 2014, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.7 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $0.1 million of the unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2014, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2010-2013 in the U.K., 2009-2013 in New Zealand and 2011-2013 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of September 30, 2013, we evaluated our net DTAs, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance was required. With respect to Australia, we recorded a valuation allowance on net DTAs of approximately $4.0 million. As of June 30, 2014, we continue to assess the need for a valuation allowance on DTAs and will record the related tax effects in the quarter in which a change in circumstance occurs.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2014 and September 30, 2013 (in thousands):

	Notional Principal
	June 30, 2014	September 30, 2013
Instruments designated as accounting hedges:
Foreign currency forwards	$395,213	$361,337
Forward starting swap	—	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	$1,195	$2,697
Forward starting swap	55,962	—

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2014 and September 30, 2013. Although the table above reflects the notional principal amounts of our forward starting swaps and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swaps and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of June 30, 2014 or September 30, 2013.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2014	September 30, 2013
Asset derivatives:
Foreign currency forwards	Other current assets	$8,223	$1,597
Foreign currency forwards	Other noncurrent assets	5,629	4,957
Forward starting swap	Other noncurrent assets	164	1,139
		$14,016	$7,693
Liability derivatives:
Foreign currency forwards	Other current liabilities	$8,811	$2,360
Foreign currency forwards	Other noncurrent liabilities	5,832	5,366
Total		$14,643	$7,726

The tables below present gains and losses recognized in other comprehensive income (OCI) for the three and nine months ended June 30, 2014 and 2013 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Nine Months Ended
	June 30, 2014		June 30, 2013			June 30, 2014	June 30, 2013
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into	Gains (losses)	reclassified into		Gains (losses) recognized -Ineffective
	recognized in	earnings -	recognized in	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$(757)	$355	$4,020	$(1,763)	Other income/(expense), net	$—	$—
Forward starting swap	—	—	1,453	—	Other income/(expense), net	164	—
	$(757)	$355	$5,473	$(1,763)		$164	$—

	Three Months Ended
	June 30, 2014		June 30, 2013			June 30, 2014	June 30, 2013
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into	Gains (losses)	reclassified into		Gains (losses) recognized -Ineffective
	recognized in	earnings -	recognized in	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$(443)	$320	$5,912	$289	Other income/(expense), net	$—	$—
Forward starting swap	—	—	1,617	—	Other income/(expense), net	(673)	—
	$(443)	$320	$7,529	$289		$(673)	$—

For the three and nine months ended June 30, 2014, we recognized a loss of $0.7 million and a gain of $0.2 million, respectively, related to derivative instruments classified as not highly effective. The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and nine months ended June 30, 2013. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.4 million, net of income taxes.

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

Due to concern that market interest rates for the 10-year forward period of January 1, 2014 to January 1, 2024 would change through January 1, 2014, exposing the LIBOR benchmark component of each of the 20 projected semi-annual interest cash flows of that future 10-year period to risk of variability, in July 2012 we entered into a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows on the planned debt issuance. This forward-starting swap had a termination date of January 1, 2014. On December 18, 2013, we modified the forward starting swap such that the termination was changed to July 1, 2014. The modified forward-starting swap has a notional amount of $56.0 million, and a pay 1.881% fixed rate, receive 3- month LIBOR, with fixed rate payments due semi-annually on the first day each June and December commencing June 1, 2014 through December 1, 2023, floating payments due quarterly on the first day of each quarter commencing March 1, 2014 through December 2023, and floating reset dates two days prior to the first day of each calculation period. The swap contracts accrual period, January 1, 2014 to December 1, 2023 was designed to match the tenor of the planned debt issuance.

Prior to the modification of the forward-starting swap on December 18, 2013, the forward starting swap was deemed to be a highly effective cash flow hedge. Upon modification of the forward-starting swap, we did not elect to designate the modified forward-starting swap as an accounting hedge. As such, an amount equal to the fair value of the forward-starting swap immediately prior to the modification of the instrument of $1.0 million was included in accumulated other comprehensive income at December 31, 2013 and changes in the fair value of the forward-starting swap subsequent to the date of the modification were recognized in earnings, within the other income (expense) line item in our CTS segment. The change in the fair value of the forward starting swap from the date of the modification to December 31, 2013 resulted in the recognition of income of $0.4 million in the first quarter of fiscal 2014. Changes in the fair value of the forward starting swap in the second quarter of fiscal 2014 resulted in the recognition of a loss of $0.6 million. Also, in the second fiscal quarter of 2014, upon making the assessment that it was no longer probable that the originally planned debt issuance would occur, the derivative gain of $1.0 million previously reported in accumulated other comprehensive income was reclassified into earnings. In the third quarter of fiscal 2014 we recognized a loss of $0.7 million related to the change in the fair value of the forward starting swap. As of June 30, the fair value of the forward starting swap was $0.2 million, and on July 1, 2014, at the termination date of the forward starting swap, we settled the forward starting swap and received $0.2 million from the counterparty.

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

Note 13 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Sales:
Transportation Systems	$429.1	$398.4	$153.0	$134.8
Mission Support Services	291.7	359.4	91.8	123.8
Defense Systems	281.2	262.5	95.6	78.6
Other	—	0.3	—	—
Total sales	$1,002.0	$1,020.6	$340.4	$337.2

Operating income (loss):
Transportation Systems	$35.2	$69.5	$15.3	$19.0
Mission Support Services	6.0	11.4	1.8	3.6
Defense Systems	16.1	7.6	3.3	6.1
Unallocated corporate expenses and other	(4.1)	(3.7)	(1.2)	(1.8)
Total operating income	$53.2	$84.8	$19.2	$26.9

Depreciation and amortization:
Transportation Systems	$8.5	$2.7	$2.7	$1.2
Mission Support Services	8.5	10.0	2.7	3.5
Defense Systems	5.0	4.4	1.8	1.5
Other	0.7	0.9	0.3	0.2
Total depreciation and amortization	$22.7	$18.0	$7.5	$6.4

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating profit by $4.8 million for the three months ended June 30, 2014 and increased operating profit by $1.9 million for the three months ended June 30, 2013, and decreased operating profit by $3.8 million and $5.5 million for the nine months ended June 30, 2014 and 2013, respectively.

These adjustments decreased net income by approximately $2.0 million ($0.07 per share) for the three months ended June 30, 2014 and increased net income by approximately $0.9 million ($0.03 per share) for the three months ended June 30, 2013, and decreased net income by $0.3 million ($0.01 per share) and $4.4 million ($0.16 per share) for the nine months ended June 30, 2014 and 2013, respectively.

Note 14 — Legal Matters

In November 2011, we received a claim from a public transit authority customer which alleged that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us.

The transit authority sought recoupment from us of a total amount of $4.5 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. In July

2014 we entered into a settlement agreement with the customer for a cash payment of $2.6 million plus an assignment of forty percent of any insurance proceeds we receive under relevant insurance policies. In June 2014 we reduced our accrued costs to $2.6 million. We have submitted our claim to our insurance carriers but have not yet resolved the level of coverage. Any potential insurance proceeds, and any related assignment of a portion of the proceeds to the customer, will not be recognized in the financial statements until receipt of any such insurance proceeds is probable.

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

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer.  We plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

June 30, 2014

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

Consolidated Overview

Sales for the quarter ended June 30, 2014 increased 1% to $340.4 million from $337.2 million last year. Sales from CTS and CDS increased 14% and 22%, respectively, while MSS sales decreased 26% compared to the third quarter of last year. For the first nine months of the fiscal year, sales decreased to $1.002 billion compared to $1.021 billion last year, a decrease of 2%. MSS sales decreased 19% compared to the first nine months of last year, while CTS and CDS sales increased 8% and 7%, respectively.  The sales generated by businesses we acquired during 2014 and 2013 totaled $36.0 million and $82.7 million for the three- and nine-month periods ended June 30, 2014 compared to $14.6 million and $25.7 million for the three- and nine-month periods ended June 30, 2013, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $19.2 million in the third quarter compared to $26.9 million in the third quarter of last year, a decrease of 29%. CTS, MSS and CDS operating income decreased 19%, 50% and 46%, respectively. Businesses we acquired during 2014 and 2013 contributed operating losses of $3.0 million for the three months ended June 30, 2014 compared to operating losses of $0.9 million for the three months ended June 30, 2013. Unallocated corporate and other costs for the third quarter of 2014 were $1.2 million compared to $1.8 million in 2013.

Operating income for the nine-month period decreased 37% to $53.2 million from $84.8 million last year. CTS and MSS operating income decreased 49% and 47%, respectively, compared to the first nine months of last year, while CDS operating income increased 112%. CDS operating results for the nine-month period ended June 30, 2013 included restructuring costs of $6.2 million. Businesses we acquired in 2014 and 2013 generated operating losses of $8.9 million for the nine months ended June 30, 2014 and $1.7 million for the nine months ended June 30, 2013. Unallocated corporate and other expenses for the first nine months of the fiscal year were $4.1 million for 2014 and $3.7 million for 2013.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased to $26.7 million in the quarter from $33.3 million in the third quarter of last year. For the first nine months of the fiscal year, Adjusted EBITDA decreased to $76.0 million compared to $102.8 million last year. The changes in Adjusted EBITDA for the quarter and nine-month period ended June 30, 2014 are primarily related to the changes in operating income for the corresponding periods. See below for a reconciliation of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the third quarter of fiscal 2014 decreased to $12.2 million, or 45 cents per share, compared to $18.4 million, or 69 cents per share last year. Net income decreased for the quarter primarily due to the decrease in operating income described above partially offset by a decrease in income tax expense. In addition, interest expense increased due to the higher average outstanding debt balance over the quarter ended June 30, 2014 compared to the corresponding quarter of 2013. We recorded a loss of $0.7 million during the quarter ended June 30, 2014 related to changes in the fair value of our forward starting swap. No gains or losses related to our forward starting swap were recognized in fiscal year 2013.

For the first nine months of the year, net income attributable to Cubic decreased to $36.7 million, or $1.36 per share, from $62.3 million, or $2.33 per share last year. The decrease in net income for the nine-month period was primarily due to a decrease in operating income, partially offset by a decrease in income tax expense. In the first quarter of fiscal 2013, we recorded $0.6 million of interest expense related to a judgment against us, which required us to pay such amount of interest to the court on behalf of a party that had filed claims against us. Also, interest and dividend income decreased for the nine-month period based upon the decrease in our average cash balances over the periods. Included in other income was a net foreign currency exchange loss of $1.6 million in the first nine months this year compared to a loss of $1.2 million last year, before applicable income taxes. Net gains recognized in other income related to our forward starting swap totaled $0.2 million for the nine-month period ended June 30, 2014.

Our gross margin percentage on product sales decreased to 21% in the third quarter of 2014 from 29% last year, and decreased to 25% for the nine months ended June 30, 2014 from 28% last year. The decrease in the gross margin percentages in the third quarter of 2014 and for the nine months ended June 30, 2014 are primarily due to increased cost estimates on a contract to design and build a fare collection system in Vancouver which is further described in the CTS segment discussion below.

Our gross margin percentage on service sales decreased to 19% in the first nine months of 2014 from 22% last year. The decrease in the gross margin percentages on services sales for the nine-month period was primarily the result of increased costs of providing services on a transportation contract in Chicago. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services until the billable amounts increased upon system acceptance, which occurred effective January 1, 2014.

For the three-month period ended June 30, 2014, our gross margin percentage on service sales increased to 23% compared to 22% last year, primarily because of revenue recognized on this transportation contract in Chicago. For this contract, although the customer system acceptance occurred effective January 1, 2014, we did not receive notice of this acceptance until our third fiscal quarter of 2014. Therefore, service revenue recognized in the quarter ended June 30, 2014 includes $7.5 million related to amounts that were billable for the months ended January 2014 through March 2014.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2014 to $46.5 million compared to $44.1 million in 2013. For the nine-month period, SG&A increased to $131.5 million compared to $126.4 million last year. As a percentage of sales, SG&A expenses were 14% for the third quarter and 13% for the nine-month period of fiscal 2014 compared to 13% and 12%, respectively, in 2013. The increase in SG&A expenses in the third quarter was primarily due to SG&A expenses associated with companies acquired in 2013 and 2014. In addition, share based compensation expense added $1.6 million and $4.0 million to SG&A expenses for the third quarter and first nine months of the year, respectively, compared to $1.5 million for each of the corresponding periods last year.

Company funded research and development expenditures, which relate to new defense and transportation technologies under development, decreased to $3.9 million for the third quarter compared to $6.4 million last year, and decreased to $13.8 million for the nine-month period this year compared to $19.3 million last year. Amortization of purchased intangibles increased for the third quarter of 2014 to $5.7 million compared to $4.4 million last year due to the increase in intangible assets related to businesses acquired during 2013 and 2014. Amortization of purchased intangibles for the first nine months of 2014 increased to $17.1 million from $12.2 million in 2013.

We estimate our annual effective income tax rate for fiscal 2014 will be approximately 23%. The effective rate for fiscal 2014 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Transportation Systems Segment Sales	$429.1	$398.4	$153.0	$134.8

Transportation Systems Segment Operating Income	$35.2	$69.5	$15.3	$19.0

CTS sales increased 14% in the third quarter to $153.0 million compared to $134.8 million last year, and increased 8% for the nine- month period to $429.1 million from $398.4 million last year. Businesses acquired by CTS in fiscal years 2013 and 2014 contributed sales of $14.9 million and $36.9 million during the quarter and nine months ended June 30, 2014, respectively, compared to $3.1 million and $4.6 million for the quarter and nine months ended June 30, 2013.

During the quarter and nine months ended June 30, 2014 we increased cost estimates on a contract to design and build a system in Vancouver. Since we use the cost-to-cost percentage of completion method of accounting for the development and build of this system, increases in estimated total costs have an impact of reducing revenue and operating margin. Increases in cost estimates in the quarter ended June 30, 2014 reduced sales and operating income by $13.5 million for the quarter, and increases in cost estimates in the nine months ended June 30, 2014 reduced sales and operating income by $18.3 million for the nine-month period.

During the quarter ended June 30, 2014 our customer for a system development and services contract in Chicago determined that we had met the final criteria for system delivery effective January 1, 2014. According to our contract with this customer, monthly payments for this contract increase at the time that delivery of the system is completed and accepted. As such, in the quarter ended June 30, 2014 we billed and collected these increased contractual amounts for the months of January 2014 through June 2014. Revenue is being recognized for this contract based upon when amounts are billable to the customer. Therefore, revenue recognized in the quarter ended June 30, 2014 includes $7.5 million related to amounts that were billable for the months ended January 2014 through March 2014.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $5.3 million for the third quarter and an increase of $3.3 million for the nine-month period compared to the same periods last year.

CTS operating income decreased 19% in the third quarter to $15.3 million compared to $19.0 million last year, and decreased 49% for the nine-month period to $35.2 million from $69.5 million last year. CTS operating income for the quarter and nine months ended June 30, 2014 decreased due to the changes in cost estimates on the Vancouver contract described above. The decrease in CTS operating income for the nine-month period was also impacted by the increased costs of providing services on our transportation contract in Chicago. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services until the billable amounts increased upon system acceptance, which occurred effective January 1, 2014. For the nine-month period ended June 30, 2014, the operating loss for this contract was $24.2 million.  However, as discussed above, for the quarter ended June 30, 2014, the operating margin on our contract in Chicago improved compared to the first half of the year due to the increase in the billable amounts effective January 1, 2014. The operating margin on this contract was $0.9 million for the quarter. The operating margin for the quarter includes $5.5 million of operating margin related to amounts that were billable for the months ended January 2014 through March 2014, net of the recognition in cost of sales of long-term capitalized costs incurred for those billable amounts.

We are also in a phase of the Sydney contract where we are continuing to install the system while transitioning to full operations and the costs incurred to provide services are greater than the billable revenues for those services. Profit margins are expected to improve as the Sydney system moves into full operations in the first half of next year. An increase in estimated development costs of a supplier for new rail ticketing technology for a customer in the U.K. also impacted the nine months ended June 30, 2014 by $3.4 million and we have since diversified the supply of development work for this contract. The decrease in operating income for the nine-month period was partially offset by increased system usage bonuses on our contract in London.

Businesses acquired by CTS in 2013 and 2014 had operating losses of $0.4 million and $2.1 million, respectively, for the three- and nine-month periods ended June 30, 2014 compared to operating losses of $0.2 million and $0.5 million, respectively for the quarter and nine-month periods ended June 30, 2013. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in increases in operating income of $2.6 million for the third quarter and $4.5 million for the nine-month periods compared to the same periods last year.

Mission Support Services Segment (MSS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Mission Support Services Segment Sales	$291.7	$359.4	$91.8	$123.8

Mission Support Services Segment Operating Income	$6.0	$11.4	$1.8	$3.6

MSS sales decreased 26% in the third quarter to $91.8 million compared to $123.8 million last year, and decreased 19% for the nine-month period to $291.7 million from $359.4 million last year. Sales for the first nine months of the fiscal year were lower due in part to the U.S. government’s shut down in October 2013. Sales for the quarter and nine months ended June 30, 2014 also decreased due to reductions in spending by the U.S. government.  The decrease in sales was also caused by the loss of a contract early in fiscal year 2014 due to a lower bid by a competitor. These reductions were partially offset by growth in the Simulator Training business area due to the win of a new contract in early fiscal 2014. NEK Special Programs Group LLC (NEK), a Special Operation Forces training business acquired in December 2012 had sales of $14.4 million and $34.0 million for the three- and nine-month periods ended June 30, 2014 compared to sales of $11.4 million and $21.1 million for the three- and nine-month periods ended June 30, 2013.

MSS operating income decreased 50% in the third quarter to $1.8 million compared to $3.6 million last year, and decreased 47% for the nine-month period to $6.0 million from $11.4 million last year. The decreased operating income for the quarter and nine-month period resulted from the sales decreases described above and reduced profit margins on contracts due to competitive pressures driving down bid prices. Operating income also decreased as a result of a focused investment we are making to increase our footprint in the Special Operations Forces market, which totaled $0.6 million for the quarter and $1.3 million for the nine months. NEK had an operating loss of $0.2 million for the quarter and $0.8 million for the nine-month period ended June 30, 2014 compared to $0.7 million for the quarter and $1.2 million for the nine-month period ended June 30, 2013, which had included $0.6 million of acquisition-related costs.

Defense Systems Segment (CDS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
		(As Restated)		(As Restated)
Defense Systems Segment Sales
Training systems	$243.7	$217.4	$84.4	$65.2
Secure communications	37.5	45.1	11.2	13.4
	$281.2	$262.5	$95.6	$78.6

Defense Systems Segment Operating Income
Training systems	$19.3	$16.8	$6.9	$7.9
Secure communications	(2.8)	(3.0)	(3.5)	(1.7)
Restructuring costs	(0.4)	(6.2)	(0.1)	(0.1)
	$16.1	$7.6	$3.3	$6.1

Training Systems

Training systems sales increased 29% in the third quarter to $84.4 million compared to $65.2 million last year, and increased 12% for the nine-month period to $243.7 million from $217.4 million last year. Businesses acquired by CDS in 2013 and 2014 contributed training system sales of $6.7 million and $11.8 million for the three- and nine-month periods ended June 30, 2014 and had no sales for the comparable periods ended June 30, 2013. Sales were higher for both the quarter and nine-month period from a new ground combat training system development contract in the Far East, from tactical engagement simulation system contracts and from simulator contracts, including a new contract to develop simulation trainers for the Littoral Combat Ships. These increases in sales were partially offset by lower sales of air combat training systems for the quarter and nine-month period.

Operating income decreased 13% in the third quarter to $6.9 million compared to $7.9 million last year, and increased 15% for the nine-month period to $19.3 million from $16.8 million last year. For the nine-month period ended June 30, 2014 increases in operating income of organic Training Systems business were partially offset by operating losses from businesses purchased in 2013 and 2014. For the quarter ended June 30, 2014 the operating losses from businesses purchased in 2013 and 2014 more than offset the increases in operating income from organic business.

For the quarter and for the nine month period ended June 30, 2014 Training Systems had higher operating income on increased sales from the ground combat training system, simulator and development contracts mentioned above. Profit margins on a number of Training Systems contracts improved in fiscal 2014 due to the restructuring activity in the third quarter of 2013, which reduced ongoing costs. The Training Systems business had decreased operating income on lower sales of air combat training systems during the three and nine-month periods ended June 30, 2014. Training system businesses acquired by CDS in 2013 and 2014 incurred operating losses of $1.8 million and $6.0 million for the three- and nine-month periods ended June 30, 2014, respectively, and had no operating losses in the comparable periods ended June 30, 2013. These operating losses for the nine-month period ended June 30, 2014 included $0.2 million of transaction costs and $3.7 million of compensation expense for amounts paid to Intific employees upon the close of the acquisition.

Secure Communications

Our secure communications products business supplies secure data links, search and rescue avionics, high power RF amplifiers, cyber security appliances, and asset tracking solutions for the U.S. military, government agencies, and allied nations.

Secure communications sales decreased 16% in the third quarter to $11.2 million compared to $13.4 million last year, and decreased 17% for the nine-month period to $37.5 million from $45.1 million last year. Sales were lower from personnel locator system and asset tracking products. Data link sales were slightly lower for the quarter but were higher for the nine-month period ended June 30, 2014.

Secure communications operating loss was $3.5 million in the third quarter compared to an operating loss of $1.7 million last year. The operating loss decreased for the nine-month period to $2.8 million from an operating loss of $3.0 million last year. The primary contributors to our secure communications operating losses were losses incurred by our cyber security appliance and asset tracking product lines. Cyber security appliance operating losses were relatively consistent for the three- and nine-month periods in 2014 and the comparable periods in 2013, while operating losses on asset tracking products decreased for the three- and nine-month periods due to cost reduction efforts. In the quarter ended June 30, 2014 the secure communication operating loss was impacted by a research and development investment of $0.6 million that we made in wideband satellite communications technologies as well as $0.6 million of costs incurred related to a cyber behavior virtualization technology in development.

For the quarter and nine-month period ended June 30, 2014, operating profits were lower on decreased sales of personnel locator systems, and for the quarter operating profits were lower on decreased data link sales. For the nine month period ended June 30, 2013 the operating loss was impacted by cost increases of $2.6 million we experienced in the first half of fiscal 2013 on a U.S. government contract for data link products. This cost increase had no impact on the operating profit for the quarter ended June 30, 2014.

Backlog

	June 30,	September 30,
	2014	2013
	(in millions)
		(As Restated)
Total backlog
Transportation Systems	$1,323.9	$1,526.4
Mission Support Services	505.5	626.7
Defense Systems:
Training systems	553.5	457.8
Secure communications	45.3	35.7
Total Defense Systems	598.8	493.5
Total	$2,428.2	$2,646.6

Funded backlog
Transportation Systems	$1,323.9	$1,526.4
Mission Support Services	147.9	221.0
Defense Systems:
Training systems	553.5	457.8
Secure communications	45.3	35.7
Total Defense Systems	598.8	493.5
Total	$2,070.6	$2,240.9

Total backlog decreased $218.4 million from September 30, 2013 to June 30, 2014. Decreases in backlog for CTS and MSS were partially offset by an increase in backlog for CDS. The decrease at MSS primarily pertains to a decrease in unfunded backlog due to the Government recompeting the JRTC contract early. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $27.4 million compared to September 30, 2013.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
		(As Restated)		(As Restated)
Reconciliation:
Net income attributable to Cubic	$36,686	$62,272	$12,206	$18,381
Add:
Provision for income taxes	13,240	20,437	4,992	7,292
Interest expense, net	2,159	1,168	909	395
Other expense (income), net	1,058	764	1,098	813
Noncontrolling interest in income of VIE	79	149	10	24
Depreciation and amortization	22,740	18,014	7,511	6,417
ADJUSTED EBITDA	$75,962	$102,804	$26,726	$33,322

Liquidity and Capital Resources

Operating activities provided cash of $36.7 million for the nine-month period primarily due to the excess of cash received from customers over the cash paid to vendors and employees. The cash provided by operating activities was partially offset by an increase in long-term capitalized costs for the nine-month period and a decrease in accounts payable. Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer.

For the nine month period ended June 30, 2014, MSS and CDS provided cash from operating activities, while the operating activities of CTS used cash. For the quarter, all three segments provided cash from operating activities.

Investing activities for the nine-month period included $83.5 million of cash paid related to businesses acquired and capital expenditures of $13.5 million. Financing activities for the nine-month period consisted primarily of the net receipt of proceeds of $8.0 million from short-term borrowings, payment of dividends to shareholders of $3.2 million and a payment of $2.4 million related to the acquisition of NEK for contingent consideration.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $16.7 million to our cash balance as of June 30, 2014 compared to September 30, 2013, and an increase in Accumulated Other Comprehensive Income of $19.1 million during the nine-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2014, there were borrowings totaling $8.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.66% at June 30, 2014. At June 30, 2014 there were letters of credit outstanding under the Revolving Credit Agreement totaling $34.2 million, which reduce the available line of credit to $157.8 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2014, there were letters of credit outstanding under this agreement of $62.2 million. In support of the Secured Letter of Credit Facility, we placed $69.0 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.7 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, through March 2016 we may from time to time issue and sell, and the purchasers may in their sole discretion purchase additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance.

As of June 30, 2014, $144.2 million of the $166.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We also had $69.0 million of restricted cash in the U.K. at September 30, 2013.If any of these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $472.1 million and a current ratio of 2.8 to 1 at June 30, 2014. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as

“may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2013, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2014 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K/A for the year ended September 30, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation we identified material weaknesses in internal control over financial reporting as of that date.

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

As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2014:

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014.

Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 2011, we received a claim from a public transit authority customer which alleged that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority sought recoupment from us of a total amount of $4.5 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. In July 2014 we entered into a settlement agreement with the customer for a cash payment of $2.6 million plus an assignment of forty percent of any insurance proceeds we receive under relevant insurance policies. In June 2014 we reduced our accrued costs to $2.6 million. We have submitted our claim to our insurance carriers but have not yet resolved the level of coverage. Any potential insurance proceeds, and any related assignment of a portion of the proceeds to the customer, will not be recognized in the financial statements until receipt of any such insurance proceeds is probable.

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

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer. We plan to vigorously defend this lawsuit. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 4, 2014	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 4, 2014	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)