Form 10-K
period 2014-09-30
CUBIC CORP /DE/
filed 2014-11-26
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of 20,224,387 shares of common stock held by non-affiliates of the registrant was: $1,032,859,444 as of March 31, 2014, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 6, 2014 including shares held by affiliates is: 26,860,299 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.  Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2014.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2014

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

Our Cubic Transportation Systems (CTS) business accounted for approximately 43% of our sales in fiscal year 2014. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information collection systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, passenger call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

Our complementary defense businesses, Mission Support Services (MSS) and Cubic Defense Systems (CDS), provided approximately 57% of our sales in fiscal year 2014. MSS provides comprehensive training and exercise, operations analysis, and modeling and simulation support, as well as training analysis, curriculum design, and operations and maintenance services to all four branches of the U.S. military, including the special operations forces, as well as to allied nations. In addition, MSS offers a broad range of highly specialized national security solutions to the intelligence community. CDS is a leading provider of realistic, high-fidelity air, ground combat, surface, and cyber training systems for the U.S. and allied nations. These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness. CDS is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, personal locator systems for search and rescue missions, and high power amplifiers for HF communications, and cross domain products.

We have a broad customer base across our businesses, with approximately 63% of our fiscal year 2014 sales generated from the U.S. federal, state and local governments. Approximately 7% of these domestic sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2014 sales were attributable to sales to foreign government agencies and municipalities. In fiscal year 2014, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%. Headquartered in San Diego, California, we had approximately 7,900 employees working on 4 continents and in 23 countries as of September 30, 2014.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2014. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K.

TRANSPORTATION SYSTEMS SEGMENT

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network

 — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and ITMS businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle bus arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to UK and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

CTS is comprised of approximately 2,100 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators worldwide, we have installed over 130,000 devices and deployed over 20 regional central systems which in total process approximately 24 billion fare-related transactions per year, generating more than $18 billion of revenue per year for such transportation authorities and operators. Products accounted for 47% of the segment’s fiscal year 2014 sales, with services accounting for the remaining 53%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest transportation systems, such as London (Oyster®), Chicago (Ventra®), the San Francisco Bay Area (Clipper®) and the Los Angeles region (TAP®). In addition we have numerous active projects worldwide, including in the New York (Metrocard®) / New Jersey (PATCO®, PATH Smartlink®) region, Chicago (Ventra®), Vancouver, Sydney, Brisbane, the Frankfurt / RMV region, Sweden, the Washington, D.C. / Maryland / Virginia region, the San Diego region, Miami, Minneapolis / St. Paul and Atlanta. In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing components of our NextCity® initiative, which envisions integrated payment and information technology and services across all modes of transport and which has been furthered by our acquisitions of NextBus and ITMS, as well as the launch of Urban Insights. NextCity comprises a fully integrated solution offering innovative fare payment and revenue management technologies, such as contactless bank cards, general purpose reloadable (GPR) cards, transit branded debit/credit cards and near field communication (NFC) phones directly at the point of travel, predictive data analytics, and intermodal compatibility across an entire transportation network. Two key information technology (IT) components of NextCity are the creation and distribution of real-time data through the integration of payment and information systems, ultimately enabling operators to manage demand and customers to manage their travel through improved data analytics and seamless access to predictive and relevant information, as well as the specialization in the development and supply of complex traffic management systems for the monitoring and control of urban and inter-urban road networks, encompassing integrated traffic and incident management, decision support, vehicle tracking and passenger information through integrated user interfaces.

Our hardware systems and services offerings are summarized as follows:

Devices	Systems	Services
• Point-of-sale	• Multimodal payment and revenue management	• Central system and application support
• Farebox	• Bus	• Systems operation and maintenance
• Driver control units	• Bus Rapid Transit	• Field asset management services
• Gates	• Rail	• Passenger call centers
• Validators	• Light rail	• Card and payment media management
• Vendor	• Commuter rail	• Communications infrastructure management
• Back office encoders	• Heavy Rail	• Financial clearing and settlement services
• Depot computers	• Subway	• Retail network management
• ITS equipment	• Ferries	• Web support services
	• Parking	• Technology maintenance services for international government road and transportation agencies
• Tolling
• Other modes
• Regional
• Smart card-based
• Open payment
• Credit cards
• NFC mobile phones
• GPR cards
• Central system and device level software
• Real-time passenger information
• Automatic vehicle location
• Traffic management systems
• Traffic safety enforcement systems

Industry Overview

We define our addressable transportation market as large-scale, multi-modal AFC, Real-Time Passenger Information and Intelligent Transport systems and services and estimate this market to be approximately $4 billion annually. We project the long-term growth for this market to be driven primarily by customer infrastructure expansion as well as technological obsolescence leading to replacement and upgrades. The average lifecycle of our automated fare collection systems is approximately 10 years, providing long-term recurring sales visibility and opportunities for future replacements and upgrades. Also, there are additional opportunities that stem from entry into new geographies and program expansion into new areas, such as intelligent transportation systems and services, analytics, mobile payment and information technologies, and revenue collection systems and services for other transportation applications such as tolling and parking, which we believe increase the global addressable market from $4 billion to approximately $12 billion. We believe industry experience, past performance, technological innovation and price are the key factors customers consider in awarding programs and such factors can serve as barriers to entry to potential competitors when coupled with scale and the upfront investments required for these programs.

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

Our NextBus business uses a software-as-a-service solution NextBus’ technologies provide transit passengers with accurate, real- time predicted arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems.

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

Urban Insights combines a consulting and services team with specific data science methods and a cloud-based big data and predictive analytics platform to generate business insight discovery that helps transportation planners and administrators quickly comprehend what needs to be done to advance service quality for their customers and optimize urban transportation networks. Urban Insights harnesses the power of big data and predictive analytics to help the transportation industry improve operations, reduce costs and better serve travelers.

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

Backlog — CTS

Funded sales backlog of CTS at September 30, 2014 and 2013 amounted to $1.995 billion and $1.526 billion, respectively. We expect that approximately $508 million of the September 30, 2014 backlog will be converted into sales by September 30, 2015.

CTS Competitive Environment:

We are one of several companies specializing in the provision of automated fare collection systems solutions and services for transportation operators worldwide. Our competitors include Thales, Xerox, Kapsch, Imtech and Scheidt & Bachmann. The requirements of recent open standards fare collection system procurements call for system integration with payment industry infrastructures and outsourcing of longer term IT support functions, which can be attractive to other IT system integrators such as Accenture, LG Corp., and IBM. In addition, there are many smaller local competitors, particularly in European and Asian markets.

For large tenders, our competitors may form consortiums that could include telecommunications companies, financial institutions and consulting companies in addition to the companies noted above. These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete.

We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

MISSION SUPPORT SERVICES SEGMENT

MSS is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. These services complement the systems and solutions provided by the CDS segment. MSS is comprised of approximately 4,000 employees working in 14 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years. We typically compete as a prime contractor to the government, but also team with other companies on select opportunities. Over the last several years we have experienced a number of challenges in the defense services market, including sequestration, reductions in the U.S. government’s budgets, increased price competition, contract awards for shorter performance periods, and we have seen an increased amount of required subcontracting to small businesses as a result of the U.S. government’s increased emphasis on meeting small business contracting mandates. In addition, some of the contracts where we were the prime contractor in the past have been set aside at re-compete for participation by small businesses only.

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

For the U.S. Armed Services, MSS is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Force Development (JFD), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC). We provide training and professional military education support to the U.S. Army’s Quartermaster Center and School, the Signal School and to the Transportation School. We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide instructional support services for the Chief of Naval Aviation Training program and with a new award in 2014 support to the Navy helicopter simulator maintenance program. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

We provide comprehensive support to help plan, manage and execute Defense Threat Reduction Agency (DTRA) worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products. Additionally as a subcontractor we support the DTRA with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons. We support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments.

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

Backlog — MSS

Funded sales backlog of our MSS segment at September 30, 2014 was $171 million compared to $221 million at September 30, 2013. Total backlog, including unfunded options under multiyear service contracts, was $616 million at September 30, 2014 compared to $627 million at September 30, 2013. We expect that approximately $261 million of the September 30, 2014 total backlog will be converted into sales by September 30, 2015.

DEFENSE SYSTEMS SEGMENT

CDS is focused on two primary lines of business: training systems and secure communications (SC) products. The first line of business, training systems, is well diversified and supplies to the DoD and 40 allied nations. It is a market leader in live and virtual military training systems and has launched an emerging and fast growing presence in game-based training systems. Training systems provided by CDS include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments. The second line of business, SC, includes ISR data links, power amplifiers, avionics systems, multi-band communication tracking devices, and cross domain products to solve data access challenges across multi-level security designations. CDS is comprised of approximately 1,600 employees working in 12 nations on 4 continents.

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

Virtual Training Systems

Our Virtual Training product line provides virtual training systems for various applications, employing actual or realistic weapons and systems together with visual imagery to simulate battlefield environments. Cubic provides Engagement Skills Trainers for small arms training, maintenance trainers for combat systems and vehicles, as well as operational trainers for missiles, armored vehicles and naval applications. In fiscal year 2013, we significantly expanded our virtual training portfolio through a $298.5 million indefinite delivery/indefinite quantity (ID/IQ) award to provide immersive game based training for the Littoral Combat Ship (LCS). This award became the genesis of our Game-Based Learning Systems business described below. In fiscal year 2014, we were awarded a $112.9 million ID/IQ contract from the Naval Air Systems Command, Training Systems Division (NAWCTSD) to develop hands-on training devices, desktop trainers and simulators for each variant of the LCS’ Mission Bays.

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

Data Links

Our data links portfolio originated with the U.S. Army/Air Force Joint STARS system during the 1980s, and we continue to supply ISR data links to US and international forces today. More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), remote video terminals and hand-held products. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K.’s Watchkeeper and the U.S. Navy’s Fire Scout MQ-8 UAV programs.

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

Backlog — CDS

Funded and total backlog of CDS at September 30, 2014 was $570 million compared to $494 million at September 30, 2013. We expect that approximately $345 million of the September 30, 2014 backlog will be converted into sales by September 30, 2015.

MSS and CDS Competitive Environment

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, across the globe. Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, Saab Training Systems, SAIC, Leidos, A-T Solutions, Booz Allen Hamilton, and Engility as well as other smaller companies. In many cases, we have also teamed with several of these companies, in both prime and subcontractor roles, on specific bid opportunities. While we are generally smaller than our principal competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and rapidly focus technology and innovation to solve customer problems.

In the defense market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary decisions and constraints have put downward pressure on growth in the defense industry and has affected our business in 2014. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

We are also well-positioned in large, relatively stable markets. According to the 2014 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market is $9.0 billion in 2014.  The value of the market is expected to increase at a CAGR of 3.48% over the forecast period, to reach a value of $12.6 billion by 2024. In the U.S., we believe that there are near term pressures on training budgets for systems and services due to cost pressures resulting from sequestration. However, we believe that changes in training doctrine and the use of new types of training that are cost effective will be essential for the military to fulfill its mission. Globally, we are focused on the emerging economies within the Asia-Pacific region and the Middle East, which are expected to be strong markets for simulation and training products and services with projected growth rates in excess of the overall market. In addition, new platforms and the significant increase in unmanned vehicles and other advanced weapon systems could generate significant demand for operator training on these new platforms.

Our secure communications products address the large and broadly defined Command, Control, Communications, Computers, Intelligence, Surveillance, Reconnaissance (C4ISR) market, with an estimated addressable market of approximately $2 billion annually. We believe that our products and technologies address mission critical requirements such as: integrated communications suites for unmanned aerial vehicles (UAV), ships and the dismounted soldier; battlefield awareness; and secure and encrypted communications. We believe that these technologies will continue to experience strong demand as the U.S. military maintains a smaller, more agile force structure

BUSINESS STRATEGY

Our objective is to consistently grow sales, improve profitability and deliver attractive returns on capital. We intend to expand our position as the leading provider of automated payment and fare collection systems and services to transportation customers worldwide and build on our position with U.S. and foreign governments as the leading full spectrum supplier of training systems and mission support services. Our strategies to achieve these objectives include:

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

Business Area	Year
Automated Fare Collection	1972, provided the San Francisco Bay Area Rapid Transit (BART) ticket encoding and vending technology.
Air Combat Training	1973, supplied first “Top Gun” Air Combat Maneuvering Instrumentation system for the Marine Corps Air Station at Yuma, AZ.
Ground Combat Training	1990, pioneered the world’s first turnkey ground combat-instrumentation system at Hohenfels, Germany for the U.S. Army.
MILES	1995, won a contract for our first laser engagement simulation system for the U.S. Army.
Korea Battle Simulation Center (KBSC)	1991, won a contract to design, stand up and operate this large and complex training center to support all U.S. Forces in Korea. Have provided continuous support since 1991.
Joint Coalition Warfare Center (JCWC), now Joint Force Development (JFD)	1994, won a contract to design, stand up and operate this large and complex training center to support U.S. joint forces worldwide. Have provided continuous support since 1994.

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

The cost of company sponsored R&D activities was $18.0 million, $24.4 million, and $28.7 million in 2014, 2013 and 2012, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required engineering and product development activity was approximately $69.1 million in 2014 compared to $68.3 million in 2013 and $81.2 million in 2012; however, these costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2014, we spent 1.3% of our sales on internally funded R&D, primarily focused in our CDS and CTS segments.

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

For example, through the acquisitions of ITMS and Intific, we have broadened our portfolio of information based solutions for transportation agency customers and we have strengthened our virtual simulation and advance research capabilities.

Enhance Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 58% of our sales in fiscal year 2014, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

At CTS, we deliver a number of customer services from key service facilities for multiple transportation authorities worldwide. Due to the technical complexities of operating electronic fare collection and payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we are transitioning from an AFC supplier to an intelligent transportation systems integrator and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide. Today, CTS delivers a wide range of services from customer support to financial management and technical support at its full service operation centers in Concord, California, Brisbane, and Sydney Australia and London, England. Our Tullahoma, Tennessee facility is used as a service center of patron call support and help desk for both the east and west coasts of the U.S.

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

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 70% of the CTS segment’s fiscal year 2014 sales were attributable to international customers. CTS has expanded in Australia with the award of a $341.0 million contract to design and build an electronic ticketing system for Sydney and to operate and maintain the system until 2024. The Australian operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In Germany, we have successfully implemented a new electronic ticketing system for the Transit Authority Rhein-Main-Verkehrsverbund, and are operating new ticketing applications using cell phone technologies.

CDS has delivered systems in more than 40 allied nations. In fiscal year 2014, approximately 46% of CDS’ sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. Beginning in 2013 we have expanded our presence in the UK, Canada, and the United Arab Emirates in response to growing opportunities.  These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

In fiscal year 2014, approximately 11% of MSS sales were performed internationally, including its long-term force modernization programs supporting multiple Central and Eastern European countries.  MSS is now coordinating with CTS and CDS to use their broader international presence to help identify additional global service opportunities. We are actively working to leverage MSS’s significant domestic special operations forces (SOF) and related security capabilities and experience to develop new international customers.  The international SOF/Security markets, particularly in the area of training support, offer strong potential for near-term and sustained growth for the foreseeable future.

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

OTHER MATTERS

We do not engage in any business that is seasonal in nature. Since our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees seven holidays in the first quarter, compared to one or two in each of the other quarters of the year. In addition, customer demand for training tends to be similarly affected in the first fiscal quarter.  This is not necessarily a consistent pattern as it depends upon actual activities in any given year.

We employed approximately 7,900 persons at September 30, 2014.

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

In May 2014, we restated our consolidated financial statements as of and for the years ended September 30, 2013 and 2012 and for the quarterly periods within the fiscal years ended September 30, 2013 and 2012. The determination to restate these consolidated financial statements and the unaudited interim condensed consolidated financial statements was made by our Audit and Compliance Committee upon management’s recommendation following the identification of errors related to our method of recognizing revenues on two contracts at one of our wholly-owned subsidiaries. We previously restated our historical financial statements in 2012 following the identification of errors, which related primarily to the misapplication of GAAP for certain methods of revenue recognition.

The fact that we have completed two restatements in the last two years may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management’s assessment of our internal control over financial reporting as of September 30, 2013, identified material weaknesses in our internal control over financial reporting related to accounting for revenue of one of our significant wholly owned subsidiaries. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As described in “Item 9A Controls and Procedures —Management’s Report on Internal Control Over Financial Reporting,” we have developed and implemented new control procedures over financial reporting related to accounting for revenue for this significant wholly owned subsidiary, and we concluded that we had remediated this material weakness as of September 30, 2014. We will need to monitor and evaluate these procedures to ensure that they are designed and operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2014. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

As part of our strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. In the fourth quarter of fiscal 2013, we recognized a goodwill impairment in our MSS segment of $50.9 million. This goodwill impairment, and any impairment that might be necessary in the future, is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. No goodwill impairment was recognized in 2014. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the goodwill impairment recognized in 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

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

In addition, the customers currently serviced by our CTS segment are finite in number. The loss of any one of these customers, or the failure to win replacement awards upon expiration of contracts with such customers.

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

Approximately 78% of our revenues in fiscal year 2014 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2014, our total backlog was approximately $3.2 billion. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

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

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of September 30, 2014, there were no borrowings under the agreement; however, there were letters of credit outstanding under the agreement totaling $8.1 million, which reduced the available line of credit to $191.9 million at that date.

We also have a secured letter of credit facility agreement with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. As of September 30, 2014, there were letters of credit outstanding under this agreement of $61.6 million. In support of this facility, we placed $69.1 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the facility do not reduce the available line of credit available under the revolving credit agreement described above.

On March 12, 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million in aggregate principal amount of senior unsecured notes, bearing interest at a rate of 3.35%. Principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, through March 2016 we may from time to time issue and sell, and the purchasers may in their sole discretion purchase additional senior notes in aggregate principal amount of up to $25.0 million that will have terms, including interest rate, as we and the purchasers may agree upon at the time of issuance. The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2014 this agreement does not restrict such distributions to shareholders.

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

Part of our strategy involves the acquisition of other companies. For example, in November 2013 we acquired Intelligent Transport Management Solutions Limited (ITMS), a provider of intelligent transport solutions and technology maintenance services to UK and international government road transport agencies, and in February 2014 we acquired Intific Inc., which is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. We cannot assure you that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues. For example, see “Legal proceedings” in Item 3 of this Form 10-K for a discussion of certain litigation relating to misconduct by one of our former employees. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. Misconduct could also involve making payments to government officials or third parties which would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Anti-Bribery Act or similar laws in other countries.

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

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results. For example, benefits under the U.S. plan were frozen as of December 31, 2006, so no new benefits have accrued after that date, and benefits under the European plan were frozen as of September 30, 2010, though the European plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. U.S. and European employees hired subsequent to the dates of freezing of the respective plans are not eligible for participation in the defined benefit plans. For more information on how these factors could impact earnings, cash flows and shareholders’ equity, see “Pension costs” in Item 7 of this Form 10-K.

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

At October 1, 2014, Walter C. Zable, our Executive Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially owned an aggregate of 5,062,146 shares, or approximately 18.9%, of our outstanding common stock, including shares owned by trusts, of which Mr. Zable and Ms. Cox are co-trustees. In their capacities as co-trustees, Mr. Zable and Ms. Cox share voting and dispositive power over the shares owned by such trusts. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2014, we paid $6.4 million of cash dividends to our shareholders.

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

Such risks, estimates, assumptions and uncertainties include, among others: unanticipated issues related to the restatement of our financial statements; our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that existed in our internal control over financial reporting; our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the ability of certain government agencies to unilaterally terminate or modify our contracts with them; our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; negative audits by the U.S. government; the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business; competition and technology changes in the defense and transportation industries; our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts; the effect of adverse regulatory changes on our ability to sell products and services; our ability to identify, attract and retain qualified employees; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products; our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets; defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems; changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and other factors discussed elsewhere in this report.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.  PROPERTIES.

We conduct our operations in approximately 2.0 million square feet of both owned and leased properties located in the United States and foreign countries. We own approximately 56% of the square footage, including about 500,000 square feet located in San Diego, California and 425,000 square feet located in Orlando, Florida. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased
Corporate Headquarters:
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Arlington, VA	Leased
Atlanta, GA	Leased
Auburn, Australia	Leased
Beckton, London, England	Leased
Brisbane, Australia	Leased
Burnaby, BC, Canada	Leased
Chicago, IL	Leased
Concord, CA	Leased
Cumbernauld, Glasgow, Scotland	Leased
Emeryville, CA	Leased

Location of Property	Owned or Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Harbor Quay, London, England	Leased
Hyderabad, India	Leased
Inglewood, CA	Leased
Kingswinford, West Midlands, England	Leased
Kingswood, Australia	Leased
London, England	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
Murrarie, Australia	Leased
Newtonabby, Belfast, England	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Oldham, England	Leased
Concord, Ontario, Canada	Leased
Perth, Australia	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Stockton-on-Tees, England	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Vaxjo, Sweden	Leased
Wollongong, Australia	Leased

Mission Support Services:

Colorado Springs, CO	Leased
Columbus, GA	Owned
Fayetteville, NC	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Tampa, FL	Leased

Defense Systems:
Abu Dhabi UAE	Leased
Alexandria, VA	Leased
Arlington, VA	Leased
Auckland, New Zealand	Leased
Austin, TX	Leased
Canberra, Australia	Leased
Farnham, Surrey, England	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased
Mexico City, Mexico	Leased
Orlando, FL	Owned
Panama City, FL	Leased
San Diego, CA	Owned

Location of Property	Owned or Leased
Sunnyvale, CA	Leased
Singapore	Leased
St. Petersburg, FL	Leased
Tijuana, Mexico	Leased
Townsville, Australia	Leased
Vienna, VA	Leased
Yerven, Armenia	Leased

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

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014 these cases were consolidated into a single case and the Plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. As this case is in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer. We plan to vigorously defend this lawsuit. As this case is in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and our same transit customer alleging infringement of various patents held by the plaintiff.  We are investigating the matter and plan to vigorously defend the lawsuit.  We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

Not Applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares				Dividends per Share
	Fiscal 2014		Fiscal 2013		Fiscal 2014	Fiscal 2013
Quarter	High	Low	High	Low
First	$56.55	$49.14	$50.67	$46.25	—	—
Second	54.13	49.04	48.40	41.74	$0.12	$0.12
Third	52.25	44.21	49.52	40.90	—	—
Fourth	47.04	42.60	54.16	48.14	$0.12	$0.12

On November 6, 2014, the closing price of our common stock on the New York Stock Exchange was $48.10. There were 674 shareholders of record of our common stock as of November 6, 2014.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 herein.

	Years Ended September 30,
	2014	2013	2012	2011	2010

Results of Operations:
Sales	$1,398,352	$1,361,407	$1,404,084	$1,301,584	$1,200,623
Cost of sales	1,082,535	1,055,313	1,060,140	983,269	943,189
Selling, general and administrative expenses	181,672	165,230	164,189	159,791	124,306
Research and development	17,959	24,445	28,722	25,260	18,976
Interest expense	4,084	3,427	1,602	1,541	1,760
Income taxes	19,831	14,502	40,332	34,119	38,106
Net income attributable to Cubic (1)	69,491	25,086	97,427	86,044	72,667

Per Share Data:
Net income per share, basic (1)	$2.59	$0.94	$3.64	$3.22	$2.72
Net income per share, diluted (1)	2.59	0.94	3.64	3.22	2.72
Cash dividends	0.24	0.24	0.24	0.28	0.18

Shares used in calculating net income per share:
Basic	26,787	26,736	26,736	26,736	26,735
Diluted	26,845	26,760	26,736	26,736	26,735

Year-End Data:
Shareholders’ equity related to Cubic	$782,278	$716,946	$677,171	$580,627	$512,305
Equity per share, basic	29.20	26.82	25.33	21.72	19.16
Total assets	1,194,606	1,109,618	1,014,550	963,650	868,608
Long-term debt	102,390	102,920	11,503	15,918	20,494

(1) Results for the year ended September 30, 2013 include the impact of a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes. See Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the goodwill impairment.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in mass transit automated fare payment and revenue management infrastructure, defense, intelligence, homeland security, and information technology, including cyber security. For the fiscal year ended September 30, 2014, 43% of sales were derived from transportation systems and related services, while 57% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 47% of sales in 2014, 51% of sales in 2013, and 50% of sales in 2012. In fiscal year 2014, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%.

We operate in three reportable business segments: transportation systems, mission support services and defense systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 46% of our total sales for fiscal year 2014. International sales from Cubic Transportation Systems (CTS), Mission Support Services (MSS) and Cubic Defense System (CDS) amounted to 70%, 11% and 46%, respectively, of the applicable segment sales for fiscal year 2014. To the extent our business and contracts include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $18.0 million in 2014. In 2014 through our acquisition of Intific Inc., we significantly broadened our advanced research capabilities. Intific brings us a wide range of expertise including computer simulation, animation, human-machine interaction, robotics, neuroscience, visualization, gaming, and artificial intelligence.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We have made a number of niche acquisitions of businesses during the past several years, including NextBus, Inc. in January 2013, Intelligent Transport Management Solutions Limited (ITMS) in November 2013 and Intific Inc. in February 2014. Generally, these acquisitions are dilutive to earnings in the short-term due to acquisition related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

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

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in fare collection in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier. An example of this is our contract with the Chicago Transit Authority, awarded in late 2011. We have designed and manufactured a new fare collection system for the Chicago Transit Authority and will receive monthly payments for the system over an approximate ten-year period which began as of January 1, 2014. .

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

Segment Overview

Cubic Transportation Systems

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and ITMS businesses, respectively, we also deliver real-time passenger information systems for tracking bus arrival times and we are a leading provider of intelligent transport solutions and technology maintenance services to UK and other international government road transport agencies.

The transportation markets we serve are undergoing a substantial change. Mounting pressure on transportation authorities to stretch their operating budgets is fueling a trend toward outsourced services and payment systems that lower operating cost. We believe we are positioned at the forefront of this change.

We provide a wide range of services for transportation authorities in major markets worldwide, including computer hosting services, call center and web services, payment media issuance and distribution services, retail point of sale network management, payment processing, financial clearing and settlement, software application support and outsourced asset operations and maintenance. Significant regions where we currently provide services include London, Sydney, Brisbane, Sweden, Washington D.C., Los Angeles, San Francisco and Atlanta. CTS operates full service operation centers in North America, Europe and Australia. In 2014, revenues from services provided by CTS were $315.0 million, or 53% of CTS sales.

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

We are currently designing and building major new systems in Sydney and Vancouver. Typically, profit margins during the design and build phase of major projects are lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design- and-build phase, until major milestones are reached and cash payments are received. This was the case in 2014, for our Chicago and Vancouver contracts as we experienced negative cash flows from these two major projects.  Each of these projects includes a ten-year operate and maintain period and we expect cash flows from these projects to be positive in future years.

Cash payment terms offered by our mass transit customers in a competitive environment are sometimes not favorable to us. The customers’ budget constraints often result in less funding available for the build of a new system, with more funds becoming available when the system becomes operational. This, coupled with the inherent risks in managing large infrastructure projects, can yield negative cash flows and lower and less predictable profit margins on contracts during the design and build phase. Conversely, during the operate-and-maintain phase, revenues and costs are typically more predictable and profit margins tend to be higher. In 2014 we did not experience this typical result in gross margins as we achieved higher gross margins on product sales than on service sales. This was due to strong product sales in the UK and improved product sales margins in Australia; while we experienced higher costs in providing the first year of services on a transportation contract in Chicago than are expected in future years.

Gross profit margins from services sales in CTS were 24% and 37% for fiscal years 2014 and 2013, respectively, and gross profit margin from product sales was 28% and 15% in 2014 and 2013, respectively. Generally, the trend toward more services revenues has helped to generate higher profit margins from the segment in recent years that in the past; however in 2014 service gross margins were lower than product gross margins mostly due to the increased costs of the first year of providing services on the Chicago contract. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the next several years.

Most of our sales in CTS for fiscal year 2014 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer- requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For the new fare collection system for the Chicago Transit Authority, the contract specifies that we would not begin to be paid until we entered the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2014, we had capitalized $76.2 million, net, in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

On November 26, 2013 we acquired all of the outstanding capital stock of ITMS, a wholly owned U.K. subsidiary of Serco Limited. ITMS is a provider of traffic management systems technology, traffic and road enforcement and maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure. The total acquisition-date fair value of consideration transferred for ITMS was $72.2 million. For fiscal year 2014, ITMS had $43.7 million of revenue and was slightly accretive to our earnings per share, after consideration of costs for transaction, integration and the amortization of purchased intangibles.

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

MSS is focused on customers within the U.S. government, extending to the DoD, all branches of the U.S. Armed Services, the Department of Homeland Security, non-military agencies, and allied nations under FMS contracts funded by the U.S. government. MSS is the prime contractor at more than 40 military training and support facilities and supports some of the largest exercises and training events each year including the largest annual constructive simulation training event under our Korea Battle Simulation Center (KBSC) support contract. Cubic won the recomplete of the KBSC contract which has a base and four option periods. The segment supports all four of the U.S. Army’s combat training centers (CTCs) comprised of: the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, which is the nation’s premier training center for light infantry forces; the National Training Center (NTC) in Fort Irwin, California, the Army’s premier heavy maneuver CTC; the Joint Multinational Readiness Center (JMRC) in Hohenfels, Germany, which is the U.S. Army Europe’s combat maneuver training center for realistic training from the individual to the brigade level; and the Mission Command Training Program (MCTP) in Fort Leavenworth, Kansas, which delivers mission command training to the Army’s senior commanders and is the Army’s only worldwide deployable CTC. We also currently provide and/or have provided defense modernization support for 13 NATO entrants in Central and Eastern Europe under FMS contracts.

We are adapting to a new era in defense and national security spending practices. In the past, many of the contracts we were awarded in MSS were long-term in nature, spanning periods of five to ten years. The DoD now relies heavily upon indefinite delivery/indefinite quantity (ID/IQ) and small business set aside contracts. For us that means a lower backlog of long-term service contracts due to the shorter term nature of these ID/IQ Task Order awards. Shorter-term contracts combined with this tougher competitive environment, where the “lowest price technically acceptable” bids usually win, have resulted in a trend toward lower profit margins from the segment in recent periods. For example, the gross profit margin in MSS was 10% in 2014 compared to 11% in 2013 and 2012. Threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of MSS and a resulting $50.9 million goodwill impairment in 2013. We must continue to work to keep our costs low to remain competitive under these market conditions. These conditions also provide the opportunity for us to increase our market share of the large DoD services market. To maximize our business opportunities under ID/IQ contract vehicles, we often seek new work both as a prime contractor and a subcontractor. By increasing our participation in multiple award ID/IQ contracts we improve our chances to develop new customers, programs and capabilities. Retaining customers is a critical component of our success; we remain vigilant in maintaining a high win rate on re-compete contracts to retain our customers. Despite the trend toward small business awards by the U.S. government, where we must take a role as a subcontractor, 87% of our revenues in fiscal year 2014 were as a prime contractor.

MSS expanded and deepened its training services through the acquisition of Omega Training Group in 2008, which positioned the segment at key locations, such as Fort Bliss, Texas, and Fort Benning, Georgia, which were recipients of work from the 2005 Base Realignment and Closure (BRAC). In addition, MSS has been focused on diversifying its business over the last three years to the national security market. The acquisitions of Abraxas in fiscal year 2011, and NEK in December 2012, add to the segment’s specialized skills and further diversify the business to new customers and markets which are directly aligned with DoD’s emphasis on intelligence and the special operations forces communities where trusted credentials are a high barrier to entry. NEK provides Special Forces training-related services to the U.S. Army and other national security related customers provides a platform to expand MSS’ work both in the U.S. and to key foreign allies. At NEK we employ 500 employees with substantial experience in the Special Forces community.

For fiscal year 2014, NEK was slightly dilutive to our earnings per share after consideration of the amortization of purchased intangibles. In fiscal year 2015, we anticipate that this acquisition should be accretive.

Cost reimbursable and time and materials contracts accounted for 66% of our sales in MSS for fiscal year 2014, with the remaining sales derived from fixed-price contracts. Revenues under cost reimbursable contracts are recognized as costs are incurred, plus the estimated fee earned under the contract terms. Often these are structured as award fees based on performance and are generally accrued during the performance of the contract based on our historical experience with such awards. Revenues under time and materials contracts are recognized as services are delivered based on the terms of the contract. Revenues under our fixed-price service contracts with the U.S. government are recorded under the cost-to-cost percentage-of-completion method.

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

Our established international footprint in 40 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales from international customers of CDS have become a major part of our business with 46% of sales in 2014 from international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through a business acquisition we made in 2014, we now offer software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. Through business acquisitions we made in 2013 we offer live fire training solutions to US and international forces, further deepening our training capabilities and expanding our customer base, and we acquired a specialist engineering business with strong project management competencies in training range design, operations, communications, and safety requirements.

Fixed-price contracts accounted for 92% of CDS revenue for fiscal year 2014. Development and system integration contracts in CDS are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

The gross profit margin in fiscal 2014 was 30%, compared to 32% in 2013 and 35% in 2012. While we expect to win significant new work in foreign markets in the future, we do not expect gross profit margins to match 2012 levels, which were favorable due to certain foreign contracts. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

Operating overview

Cubic Corporation sales in 2014 were $1.398 billion compared to $1.361 billion in 2013, an increase of 3%. Increases in sales for CTS and CDS of 13% and 10%, respectively, were partially offset by a 15% decrease in MSS sales. Consolidated sales in 2014 would have decreased by 3% without the addition of businesses that we acquired in 2013 and 2014. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $6.4 million in 2014 from 2013.

Sales in 2013 were $1.361 billion compared to $1.404 billion in 2012, a decrease of 3%. Decreases in sales for MSS and CDS of 5% and 7%, respectively, were partially offset by a 1% increase in CTS sales. Consolidated sales in 2013 would have decreased by 5% without the addition of NEK, NextBus and two smaller businesses that were acquired during 2013. No businesses were acquired during fiscal 2012. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $5.6 million in 2013 from 2012.

Operating income was $92.5 million in 2014 compared to $40.7 million in 2013, an increase of 127%. MSS operating income increased by $43.9 million in 2014, because we recorded a goodwill impairment charge of $50.9 million in 2013. Excluding the impact of the 2013 goodwill impairment, MSS operating income decreased primarily due to reduced sales and reduced profit margins on contracts due to competitive pressures driving down bid prices. CDS operating income increased by 89% in 2014 from 2013 due to an increase in operating margin on increased training system sales, and because CDS operating profits were negatively impacted in 2013 by $7.8 million of restructuring charges and by a $2.8 million write- down of inventory in our global asset tracking product line in 2013. Businesses acquired by CDS in fiscal years 2014 and 2013 had operating losses of $8.0 million for 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. CTS operating income decreased by 1%. Businesses we acquired in all of our segments in 2014 and 2013 generated operating losses of $11.5 million in 2014.  The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $5.9 million in 2014 from 2013.

Operating income was $40.7 million in 2013 compared to $136.2 million in 2012, a decrease of 70%. Operating income and operating margin percentages decreased in all three of our business segments. Decreased operating profits on decreased sales in Europe, as well as cost growth on contracts in Sydney and Vancouver contributed to the decrease in operating margins for CTS. CDS operating profits were negatively impacted in 2013 by lower margins on lower sales from a ground training system in the Far East, a $2.8 million write- down of inventory in our global asset tracking product line and $7.8 million of restructuring charges incurred in 2013. MSS recorded a $50.9 million goodwill impairment in 2013 as discussed in the MSS segment disclosures below. MSS also experienced a decrease in gross margins on a decrease in sales, particularly in the fourth quarter of 2013 due to lower training activity and continued pressure on bid prices. MSS bid rates were impacted by the tougher competitive environment, where the “lowest price technically acceptable” bid often wins the contract award. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million in 2013 from 2012.

Net income attributable to Cubic increased to $69.5 million ($2.59 per share) in 2014 from $25.1 million ($0.94 per share) in 2013. The increase in net income attributable to Cubic was primarily due to the increase in operating income described above and a decrease in the effective income tax rate described below.

Net income attributable to Cubic decreased to $25.1 million ($0.94 per share) in 2013 from $97.4 million ($3.64 per share) in 2012. The decrease in net income attributable to Cubic was primarily due to the decrease in operating income as the result of a goodwill impairment charge of $50.9 million in 2013 and an increase in interest expense due to a higher average debt balance in 2013.

The gross margin from product sales was 27% in 2014, compared to 24% in 2013. The increase in gross margin percentage was primarily due to higher margins on higher sales of transportation products in the U.K. In addition, although product sales gross margins were impacted in 2014 by an increase in the estimated costs to complete a CTS fare system for a customer in Vancouver, the impact of this cost growth in 2014 was less than the impact on 2013 product sales gross margins of increases in estimated costs experienced in 2013 to complete the fare systems for customers in Sydney and Vancouver. The gross margin from service sales was 19% in 2014 compared to 21% in 2013. The decrease in the gross margin percentages on services sales was primarily the result of increased costs of providing services on a transportation contract in Chicago. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services until the billable amounts increased upon system acceptance, which occurred effective January 1, 2014.

The gross margin from product sales was 24% in 2013 compared to 31% in 2012. The decrease in gross margin percentage was primarily due to cost growth on transportation contracts in Sydney and Vancouver in 2013 as well as a change in estimate that had occurred during 2012 related to a ground combat training range contract. Prior to 2012 we had been working for more than a year under an arrangement without a firm contract price or scope of work and had been recognizing sales equal to costs. We reached agreement with the customer on a price and scope of work in the third quarter of 2012, resulting in higher sales and operating income of $12.5 million in 2012 because of this favorable change in estimate. Declining sales from more profitable CDA training system contracts were also responsible for the decrease in the product sales gross margin percentage in 2013. The gross margin from service sales was 21% in 2013 compared to 18% in 2012. The increase in service gross margin percentage was primarily caused by the change in mix of service sales between segments. More profitable CTS and CDA service sales increased in 2013 as a percentage of total service sales as compared to a heavier weighting of MSS sales as a percentage of service sales in 2012.

SG&A expenses increased to $181.7 million or 13% of sales in 2014, compared to $165.2 million or 12% of sales in 2013. The increase in SG&A expenses is primarily due to SG&A expenses associated with companies acquired in 2013 and 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. In 2014 we also incurred $1.3 million of professional fees in connection with strategic and IT system resource planning. In addition, stock-based compensation added $5.1 million to SG&A expenses for the year compared to $3.0 million last year. The change in SG&A expenses between 2014 and 2013 was also impacted by a 2013 reduction of SG&A expenses of $1.4 million related to proceeds from an insurance claim for losses that we incurred over the period from fiscal 2010 to fiscal 2012. The $1.3 million expense related to strategic and IT system resource planning and much of the increase in stock-based compensation has not been allocated to segment operations as these costs are not recoverable in our contracts with the U.S. government, resulting in an increase in unallocated corporate costs in 2014 compared to 2013.

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

Company-sponsored R&D spending, related primarily to new transportation and defense technologies we are developing, totaled $18.0 million in 2014 compared to $24.4 million in 2013. Company-sponsored R&D spending for CDS decreased $5.1 million in 2014 while Company-sponsored R&D spending for CTS decreased by $1.4 million in 2014. Company-sponsored R&D spending totaled $24.4 million in 2013 compared to $28.7 million in 2012. Company-sponsored R&D spending for CDS decreased $5.8 million in 2013 while Company-sponsored R&D spending for CTS increased by $1.6 million in 2013. The amount of contract-required engineering and development activity in 2014 was approximately $69.1 million compared to $68.3 million in 2013 and $81.2 million in 2012; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $22.6 million in 2014 compared to $16.7 million in 2013 and $14.8 million in 2012. The increases in amortization expense were primarily related to our acquisitions of ITMS and Intific in 2014 and our acquisitions of NEK and NextBus in 2013.

Interest and dividend income was $1.4 million in 2014 compared to $1.6 million in 2013 and $3.0 million in 2012. The changes in interest and dividend income between these years were generally correlated with changes in the average cash balances held by our wholly owned subsidiaries in New Zealand and Australia. These foreign currency investments earned a higher interest rate than our other cash and short-term investments. Interest expense was $4.1 million in 2014 compared to $3.4 million in 2013 and $1.6 million in 2012. The increases in interest expense were consistent with our average outstanding debt balances from 2012 to 2014.

Other income (expense) netted to expense of $0.4 million in 2014 compared to income of $0.9 million in 2013 and income of $0.4 million in 2012. Fluctuations in other income are caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Our effective tax rate for fiscal 2014 was 22% compared to 36% in fiscal 2013 and 29% in fiscal 2012. The overall decrease in the effective tax rate between 2014 and 2013, as well as the increase between 2013 and 2012 primarily relates to the impact of the partially nondeductible goodwill impairment loss recognized in 2013 and an increase in the valuation allowance against deferred tax, as described below.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Through September 30, 2014, a valuation allowance of $14.0 million has been established for certain deferred tax assets related to state tax credits, certain foreign operating losses and other foreign assets.  For fiscal 2014, the total change in the valuation allowance was $5.2 million, of which $2.3 million was recorded as tax expense in our Consolidated Statement of Income in fiscal 2014. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Transportation Systems Segment

Years ended September 30,	2014	2013	2012
	(in millions)

Transportation Systems Sales	$599.7	$529.5	$522.2

Transportation Systems Operating Income	$65.9	$66.8	$84.6

CTS sales increased 13% to $599.7 million in 2014 compared to $529.5 million in 2013.  Businesses acquired by CTS in fiscal years 2014 and 2013 contributed sales of $53.8 million in 2014 compared to $7.8 million in 2013. In 2014, sales increased on expanded system development work in the U.K. and in the San Francisco Bay Area. Revenue also increased from a system development and services contract for a customer in Chicago. Revenue is being recognized for this Chicago contract based upon when amounts are billable to the customer and, in January 2014 we met the final criteria for system delivery resulting in a significant increase in monthly payments. Sales in 2014 and 2013 were also impacted by changes in estimated total costs on system development projects in Vancouver and Sydney. Since we use the cost-to-cost percentage of completion method of accounting for the development of these systems, increases in estimated total costs have an impact of reducing revenue and operating margin. In 2014, increases in cost estimates on the Vancouver contract reduced sales and operating income by $18.4 million for 2014. In 2013, increases in cost estimates on the Sydney contract reduced sales and operating income by $10.1 million. As a result, revenue and operating profits on the Vancouver development contract decreased in 2014 compared to 2013 and revenue and operating profits on the Sydney development contract increased in 2014 compared to 2013. In addition, during fiscal 2013, CTS recognized sales of approximately $2.0 million as a result of a contract claim that was settled related to services that were provided to a European customer between December 2011 and the second quarter of fiscal 2013.The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $6.0 million for 2014 compared to 2013.

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

CTS operating income decreased 1% in 2014 to $65.9 million compared to $66.8 million in 2013.  Businesses acquired by CTS in fiscal years 2014 and 2013 contributed operating loss of $2.5 million for 2014 compared to an operating loss of $0.8 million in 2013. CTS operating income for 2014 decreased due to the changes in cost estimates on the Vancouver contract described above. The decrease in CTS operating income for 2014 was also impacted by the increased costs of providing services on our transportation contract in Chicago. For fiscal year 2014, the operating loss for this contract was $28.8 million. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services until the billable amounts increased upon system acceptance, which occurred effective January 1, 2014. Since January 1, 2014 revenue recognized on this contract has continued to be exceeded by its costs, but the contract is expected to be profitable in 2015 and in subsequent years. These decreases in operating income were partially offset by an increase in operating income on increased sales for contracts in the U.K, and also on in operating income on a contract in Sydney which was primarily due to the impact of the changes in estimates made in 2013 described above. We are also in a phase of the Sydney contract where we are continuing to install the system while transitioning to full operations and the costs incurred to provide services are greater than the billable revenues for those services. Profit margins are expected to improve as the Sydney system moves into full operations in the first half of 2015. The decrease in operating income for the year was partially offset by increased system usage bonuses on our contract in London and by higher operating income on higher sales of both products and services in the U.K. and certain other programs in the U.S. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in CTS operating income of $6.1 million for 2014 compared to 2013.

CTS operating income decreased 21% in 2013 to $66.8 million compared to $84.6 million in 2012. During 2013 operating margins declined due to an increase in estimated costs to complete and implement systems in Sydney and Vancouver. The increased estimated costs for the Sydney contract primarily resulted from an increase in estimated costs to install hardware on the customer’s transit system bus fleet, while the increased estimated costs on the Vancouver contract mainly related to expected additional system software development costs. Changes in estimated costs on these two contracts decreased operating income by approximately $16.2 million in the fourth quarter of 2013, and decreased net income by approximately $10.8 million. CTS operating margins were also affected by a decrease in work on U.K. development contracts in 2013. These decreases in operating income were partially offset by higher operating income on increased work on contracts in the U.S. previously described, as well as the sales recorded in the third quarter related to the European service contract claim settlement described above. In addition, operating income improved on a U.K. service contract due to higher annual system usage incentives. The operating loss from NextBus was $0.8 million for 2013.The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in CTS operating income of $0.4 million for 2013 compared to 2012.

Amortization of purchased intangibles included in the CTS operating results totaled $9.7 million, $2.8 million, and $1.7 million in 2014, 2013 and 2012, respectively. The increases over the three years are due to the acquisitions of ITMS in November 2013 and NextBus in January 2013.

In 2014 CTS incurred restructuring charges of $0.8 million as a result of a planned reduction of employee headcount in the US by approximately 20. This restructuring was predominantly driven by the reduction in work on certain contracts that are in the process of moving from the design and build phase to the services phase.

Mission Support Services Segment

Years ended September 30,	2014	2013	2012
	(in millions)

Mission Support Services Sales	$398.1	$468.7	$491.4

Mission Support Services Operating Income (Loss)	$7.8	$(36.1)	$21.1

MSS sales decreased 15% to $398.1 million in 2014 compared to $468.7 million in 2013. Sales in 2014 were lower due in part to the U.S. government’s shut down in October 2013 and reductions in spending by the U.S. government. The decrease in sales was also caused by the loss of a contract early in fiscal year 2014 due to a lower bid by a competitor, and lower Abraxas sales. These reductions were partially offset by growth in the Simulator Training business area due to the award of a new contract in early fiscal 2014. NEK Special Programs Group LLC (NEK), a Special Operation Forces training business acquired in December 2012 had sales of $45.0 million in 2014 compared to sales of $31.6 million in 2013.

MSS sales decreased 5% to $468.7 million in 2013 compared to $491.4 million in 2012. Sales in 2013 were lower on certain contracts due to a decrease in activity, including a contract to provide deployment/redeployment services and from training contracts for the U.S. military, and lower Abraxas sales.  The decrease in sales was also caused by the loss of contracts due to lower bids by competitors. These decreases in sales were partially offset by sales generated by NEK, a Special Operation Forces training business acquired in December 2012 that added sales of $31.6 million for 2013. The current environment in defense services, including increased competition, an emphasis on small business awards, and the impact of spending cuts from sequestration, has led to contraction in MSS operations; however, this situation appears to be stabilizing and due to recent contract awards we do not expect further reductions in revenues in fiscal 2015.

MSS operating income increased to $7.8 million in 2014 from an operating loss of $36.1 million in 2013. Excluding the impact of the $50.9 million goodwill impairment recorded in 2013 described below, MSS operating income decreased from 2013 to 2014 by 47% Operating income in 2014 was impacted by the sales decreases described above and reduced profit margins on contracts due to competitive pressures driving down bid prices. MSS’ competitive environment has forced us to bid somewhat lower margins than in recent years in order to acquire positions on new contracts and retain positions on our existing contracts. Operating income also decreased as a result of a focused investment we are making to expand our footprint in the Special Operations Forces market, which totaled $1.7 million for 2014. The NEK operating loss was $1.0 million for 2014 compared to $0.8 million in 2013.

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

Amortization of purchased intangibles included in the MSS results amounted to $10.4 million, $12.5 million, and $12.0 million in 2014, 2013 and 2012, respectively.

Defense Systems Segment

Years ended September 30,	2014	2013	2012
	(in millions)

Defense Systems Sales
Training systems	$346.8	$306.3	$336.5
Secure communications	53.8	56.7	52.9
	$400.6	$363.0	$389.4

Defense Systems Operating Income (Loss)
Training systems	$31.2	$30.1	$39.7
Secure communications	(3.9)	(8.1)	(4.4)
Restructuring costs	(0.5)	(7.8)	—
	$26.8	$14.2	$35.3

Training Systems

Training systems sales increased 13% in 2014 to $346.8 million from $306.3 million in 2013. Businesses acquired by CDS in fiscal years 2014 and 2013 contributed training system sales of $17.9 million for 2014 compared to $3.7 million in 2013.  Other than the impact of the businesses acquired in 2014 and 2013, the overall increase in sales is primarily from a new ground combat training system development contract in the Far East, from tactical engagement simulation system contracts and from simulator contracts, including a new contract to develop simulation trainers for the Littoral Combat Ships. These increases in sales were partially offset by lower sales of air combat training systems. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training system sales of $0.3 million for 2014 over 2013.

Training systems sales decreased 9% in 2013 to $306.3 million compared to $336.5 million in 2012. Sales were lower in 2013 from ground combat training systems in the U.S., U.K., and the Far East as well as for sales of virtual small-arms training systems. In addition, the favorable change in estimate recognized in 2012 on a ground combat training range contract discussed in the operating income section below impacted the change in sales between 2013 and 2012. These decreases in sales were partially offset by increased shipments of MILES (Multiple Integrated Laser Engagement Simulation) equipment to the U.S. government. Higher sales of air combat training systems also partially offset the overall decrease in Training System sales for the year. Revenue in 2013 from our LCS courseware contract, which was new in 2013, was $4.4 million. Businesses acquired in 2013 contributed training system sales of $3.7 million for 2013, and no businesses were acquired by CDS in 2012. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in training systems sales of $1.1 million for 2013 over 2012.

Operating income for training systems increased 4% in 2014 to $31.2 million compared to $30.1 million in 2013. Businesses acquired by CDS in fiscal years 2014 and 2013 had operating losses of $8.0 million for 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. Businesses acquired by CDS in fiscal year 2013 had operating income of $0.3 million in 2013. Excluding the impact of the businesses acquired in 2014 and 2013, training systems operating income increased by 32%. In 2014, training systems had higher operating income on increased sales from the ground combat training system, simulator and development contracts mentioned above. Profit margins on a number of training systems contracts improved in fiscal 2014 due to the restructuring activity in the third quarter of 2013, which reduced ongoing costs. Although air combat training system sales were lower in 2014 than in 2013, operating income on air combat training systems sales increased in 2014 primarily due to relatively high margin sales to a customer in the Far East in the fourth quarter of 2014.The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in training systems operating income of $0.2 million for 2014 compared to 2013.

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

Secure communications sales decreased 5% to $53.8 million in 2014 from $56.7 million in 2013. Sales were lower from asset tracking products and personal locator systems.

Secure communications sales increased 7% in 2013 to $56.7 million compared to $52.9 million in 2012. Sales were higher from personnel locater systems for 2013 but were lower from power amplifier and data link products.

Secure communications operating losses decreased to $3.9 million in 2014 from $8.1 million in 2013. The primary contributors to our secure communications operating losses were losses incurred by our cyber security appliance and asset tracking product lines. Cyber security appliance operating losses were relatively consistent between 2013 and 2014 while operating losses on asset tracking products decreased between 2013 and 2014 for two primary reasons. In 2014 we succeeded in cost cutting efforts on our asset tracking product line; also, in 2013 we incurred charges to cost of sales totaling $2.8 million for inventoried costs in excess of estimated realizable value for our global asset tracking product line. In 2014 we wrote-down an additional $0.6 million of our global asset tracking product inventory. These inventory write-downs relate primarily to global asset tracking products that were being manufactured in fiscal 2013 for anticipated contracts with the U.S. government for which the probability of contract award has diminished. In addition, in 2014 the secure communication operating loss was impacted by a research and development investment of $1.8 million that we made in communications and cyber technologies.

Operating losses increased to $8.1 million in 2013 from $4.4 million in 2012. In 2013 we incurred charges to cost of sales totaling $2.8 million for inventoried costs in excess of estimated realizable value for our global asset tracking product line, as described above. The increase in operating losses in 2013 was also caused by cost growth on a development contract for a data link system.

Restructuring costs

In 2013, our CDS business implemented a restructuring plan to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that had declined due to delays in contract awards and contract funding. CDS incurred resulting restructuring charges of $7.8 million in 2013 and $0.5 million in 2014. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date unless market conditions worsen. The workforce realignment was reflective of the current mix of work and anticipated activity levels going forward.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Year Ended September 30,
	2014	2013	2012
	(in thousands)

Reconciliation:
Net income attributable to Cubic	$69,491	$25,086	$97,427
Add:
Provision for income taxes	19,831	14,502	40,332
Interest expense (income), net	2,688	1,851	(1,392)
Other expense (income), net	391	(887)	(366)
Noncontrolling interest in income of VIE	89	183	204
Depreciation and amortization	30,440	25,359	22,857
Impairment of goodwill	—	50,865	—
ADJUSTED EBITDA	$122,930	$116,959	$159,062

Liquidity and Capital Resources

Operating activities provided cash of $114.8 million in 2014, compared to using cash of $13.3 million in 2013 and $54.7 million in 2012. In 2014, cash generated by earnings plus depreciation and amortization was supplemented by a decrease in inventories of $20.6 million. In 2013, cash generated by earnings plus depreciation and amortization and the non-cash goodwill impairment charge was more than offset by increases in accounts receivable of $19.0 million, long- term capitalized contract costs of $42.1 million, inventories of $19.9 million, and a decrease in accounts payable and other current liabilities of $25.6 million, which contributed to the overall use of cash for the year. In 2013, net accounts receivable grew on certain large contracts that we worked on in 2013 including transportation contracts in Australia and the U.S. In 2012, cash generated by earnings plus depreciation and amortization was more than offset by increases in accounts receivable of $123.0 million, long-term capitalized contract costs of $26.9 million, and a net decrease in customer advances of $55.8 million. The growth in accounts receivable in 2012 and reduction of customer advances related to several large contracts we worked on in 2012, including transportation systems contracts in Canada and Australia and defense system contracts in the U.S., Far East and Middle East.

Our contract terms with our customers can have a significant impact on our cash provided by (used in) operations. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For some large long-term development contracts, we receive significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customer advance balances on certain of these contracts decreased in 2012 as development work progressed, while in 2013 and 2014 net customer advances increased. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. Changes in the amount of unbilled accounts receivable are reflective of the difference between when costs are incurred and when we are entitled to receive milestone payments.

In 2014, all three segments contributed to positive operating cash flows, with CTS providing the greatest portion of the positive cash flows. In 2013 and 2012, MSS contributed positive operating cash flows, while CDS and CTS both generated negative operating cash flows.

We have classified certain unbilled accounts receivable balances as non-current because we do not expect to receive payment within one year from the balance sheet date. At September 30, 2014, this balance was $15.9 million compared to $19.0 million at September 30, 2013 and $21.9 million at September 30, 2012.

Investing activities used cash of $97.2 million in 2014 and $76.8 million in 2013 and provided cash of $11.6 million in 2012. In 2014, investing activities on our Statement of Cash Flows included $72.2 million paid for the acquisition of ITMS, $11.2 million paid for the acquisition of Intific, $2.9 million in net sales of marketable securities and capital expenditures of $16.6 million.

In 2013, investing activities on our Statement of Cash Flows included $40.3 million of cash paid for the acquisition of NEK. In addition, we made contingent consideration payments of $7.8 million in 2013 and $2.4 million in 2014 related to the acquisition of NEK, which are classified as financing activities on our Statements of Cash Flows. In addition, investing activities included the acquisition of NextBus for $20.2 million and $3.3 million for the acquisition of two small defense systems businesses. We also invested $4.1 million in marketable securities during 2013 and made capital expenditures of $9.1 million.

In 2012, net cash provided by investing activities consisted of proceeds of $25.8 million from maturities of short-term investments, partially offset by capital expenditures of $14.2 million.

Financing activities used cash of $9.8 million in 2014, provided cash of $77.0 million in 2013, and used cash of $79.6 million in 2012. In 2014, we repurchased $1.2 million of common stock in connection with our stock-based compensation plan. In 2013, we sold $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. We made payments on long-term borrowings of $0.6 million, $8.5 million and $4.5 million in 2014, 2013 and 2012, respectively. Dividends paid to shareholders amounted to $6.4 million (24 cents per share) in 2014, 2013 and 2012. In 2012, we placed $68.6 million of cash in a restricted bank account as collateral for a letter of credit facility we entered into in the U.K., which is described below.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, expiring in May 2017. Commitment fees associated with this financing arrangement are 0.25% of the unutilized balance per year. As of September 30, 2014, there were no borrowings under this agreement; however, there were letters of credit outstanding totaling $8.1 million, which reduce the available line of credit to $191.9 million.

We also have a secured letter of credit facility agreement (Secured Letter of Credit Facility) with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2014 there were letters of credit outstanding under this agreement of $61.6 million. Restricted cash at September 30, 2014 of $69.1 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit under the Revolving Credit Agreement described above.

As of September 30, 2014, we had letters of credit and bank guarantees outstanding totaling $75.2 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $8.9 million as of September 30, 2014, which primarily guarantee our payment of certain self-insured liabilities.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.6 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2014, no amounts were outstanding under these borrowing arrangements.

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

The accumulated deficit in other comprehensive loss increased $2.6 million in 2014 primarily due to an increase in the recorded liability for our pension plans of $0.9 million (after applicable income taxes) and a net unrealized gain from cash flow hedges of $0.5 million (after applicable income taxes). These adjustments resulted in a balance in accumulated other comprehensive loss of $5.4 million at September 30, 2014 compared to $2.8 million at September 30, 2013.

Our financial condition remains strong with net working capital of $495.2 million and a current ratio of 2.8 to 1 at September 30, 2014. We expect that cash on hand, our revolving credit agreement and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at September 30, 2014 was 13%. In addition, our cash and cash equivalents, including restricted cash, totaled $284.9 million at September 30, 2014 which exceeded our total debt by $182.5 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2014, $179.5 million of the $217.0 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. We also had $69.1 million of restricted cash in the U.K. at September 30, 2014. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, we have the intent and ability to permanently reinvest $238.1 million of these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following is a schedule of our contractual obligations outstanding as of September 30, 2014:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt	$102.4	$0.6	$1.1	$0.7	$100.0
Interest payments	29.0	3.5	7.0	6.8	11.7
Operating leases	34.5	10.6	14.0	6.7	3.2
Deferred compensation	11.1	1.6	2.3	0.8	6.4
	$177.0	$16.3	$24.4	$15.0	$121.3

Backlog

September 30,	2014	2013
	(in millions)

Total backlog
Transportation Systems	$1,994.6	$1,526.4
Mission Support Services	616.0	626.7
Defense Systems:
Training systems	530.7	457.8
Secure communications	38.9	35.7
Total Defense Systems	569.6	493.5
Total	$3,180.2	$2,646.6

Funded backlog
Transportation Systems	$1,994.6	$1,526.4
Mission Support Services	170.9	221.0
Defense Systems:
Training systems	530.7	457.8
Secure communications	38.9	35.7
Total Defense Systems	569.6	493.5
Total	$2,735.1	$2,240.9

As reflected in the table above, total backlog increased $533.6 million and funded backlog increased $494.2 million from September 30, 2013 to September 30, 2014. The increase in backlog in CTS and CDS was partially offset by a decrease in backlog for MSS. The increase in backlog for CTS was primarily driven by an addition to backlog of $704.2 million related to a contract to operate and maintain a fare collection system in London, U.K. for seven years beginning in August 2015. Options to extend this contract for a further three years are not included in backlog until such options are exercised. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2014, decreased backlog by approximately $19.8 million compared to September 30, 2013, primarily in our Transportation Systems Segment.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Accordingly, we will adopt this standard in the first quarter of fiscal year 2015. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. This adoption is not expected to have a significant impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have an impact on our financial statements.

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

A significant portion of our business is derived from long-term development, production and system integration contracts. We consider the nature of these contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract. Many of our long-term fixed-price contracts require us to deliver quantities of products over a long period of time or to perform a substantial level of development effort in relation to the total value of the contract. For long-term fixed-price contracts requiring substantial development effort, we generally record revenue on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue based on a ratio of the costs incurred to the estimated total costs at completion. For certain other long-term, fixed-price production contracts not requiring substantial development effort we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

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

Products and services provided under long-term, fixed-price contracts represented approximately 78% of our sales for 2014. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of- completion method was higher or lower by one percentage point, our 2014 net earnings would have increased or decreased by approximately $7.1 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating income by approximately $1.3 million in 2014, decreased operating income by approximately $1.7 million in 2013, and increased operating income by approximately $15.7 million in 2012. These adjustments increased net income by approximately $3.5 million ($0.13 per share) in 2014, decreased net income by approximately $0.3 million ($0.01 per share) in 2013, and increased net income by approximately $10.7 million ($0.40 per share) in 2012.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. In recent years we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. For these arrangements revenue is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we generally use the cost-to-cost percentage-of- completion method and for the services portion we generally recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Income based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Income based upon a relative-selling-price method.

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

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. We continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

With the exception of $10.5 million of accumulated earnings which the Company intends to repatriate, we do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for distribution.  As of September 30, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $389.8 million. Annually we evaluate the funds required by our foreign subsidiaries for future operations and expansion and determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2014 amortization expense would have increased by approximately $1.9 million.

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

Goodwill balances by reporting unit are as follows:

September 30,	2014	2013	2012
	(in millions)
Mission Support Services	$94.4	$94.4	$118.4
Defense Systems	30.6	22.2	21.0
Transportation Systems	59.1	18.3	7.5
Total goodwill	$184.1	$134.9	$146.9

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

For the first step of our fiscal 2014 impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used five year forecasts for our Mission Support Services and the Defense Systems reporting units, and we used a three year forecast for our Transportation Systems reporting unit. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for our Mission Support Services and Defense Systems reporting units, and three years for our Transportation Systems reporting unit. The future cash flows were discounted to present value using a discount rate of 11.0% for our Defense Systems reporting unit, 12.5% for our Mission Support Services reporting unit and 10.5% for our Transportation Systems reporting unit. The estimated fair values for our three reporting units exceeded their carrying values by over 20%.

Unforeseen negative changes in future business or other market conditions for any of our reporting units including margin compression or loss of business, could cause recorded goodwill to be impaired in the future. Also, changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2014 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2014 would increase or decrease net earnings for 2015 by approximately $0.5 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2014, by approximately $9.0 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., Australia and New Zealand which are also tied to short-term rates (the U.S. prime rate, the Australia bank bill swap bid rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies which have fixed coupon interest rates. See Note 8 to the Consolidated Financial Statements for more information.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2014	2013	2012

Net sales:
Products	$583,937	$562,310	$677,328
Services	814,415	799,097	726,756
	1,398,352	1,361,407	1,404,084
Costs and expenses:
Products	424,682	425,793	466,178
Services	657,853	629,520	593,962
Selling, general and administrative expenses	181,672	165,230	164,189
Research and development	17,959	24,445	28,722
Amortization of purchased intangibles	22,602	16,680	14,828
Restructuring costs	1,094	8,139	—
Impairment of goodwill	—	50,865	—
	1,305,862	1,320,672	1,267,879

Operating income	92,490	40,735	136,205

Other income (expenses):
Interest and dividend income	1,396	1,576	2,994
Interest expense	(4,084)	(3,427)	(1,602)
Other income (expense), net	(391)	887	366

Income before income taxes	89,411	39,771	137,963

Income taxes	19,831	14,502	40,332

Net income	69,580	25,269	97,631

Less noncontrolling interest in income of VIE	89	183	204

Net income attributable to Cubic	$69,491	$25,086	$97,427

Net income per share attributable to Cubic:
Basic	$2.59	$0.94	$3.64
Diluted	2.59	0.94	3.64

Weighted average shares used in per share calculations:
Basic	26,787	26,736	26,736
Diluted	26,845	26,760	26,736

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2014	2013	2012

Net income	$69,580	$25,269	$97,631
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	(1,085)	13,106	(5,585)
Foreign currency translation	(2,017)	974	10,877
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	(2)	—
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	748	2,977	(4,217)
Adjustment for net gains/losses realized and included in net income, net of tax	(215)	800	4,459
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	533	3,777	242
Total other comprehensive income (loss)	(2,569)	17,855	5,534
Total comprehensive income	$67,011	$43,124	$103,165

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$215,849	$203,892
Restricted cash	69,056	69,381
Marketable securities	1,196	4,055
Accounts receivable:
Trade and other receivables	30,593	17,352
Long-term contracts	364,075	362,308
Allowance for doubtful accounts	(489)	(658)
	394,179	379,002

Recoverable income taxes	16,055	7,885
Inventories	38,775	59,746
Deferred income taxes	10,324	8,354
Prepaid expenses and other current assets	19,953	10,284
Total current assets	765,387	742,599

Long-term contract receivables	15,870	19,021
Long-term capitalized contract costs	76,209	68,963
Property, plant and equipment, net	64,149	56,305
Deferred income taxes	17,849	19,322
Goodwill	184,141	136,094
Purchased intangibles, net	63,618	57,542
Miscellaneous other assets	7,383	9,772

Total assets	$1,194,606	$1,109,618

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2014	2013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$31,344	$40,310
Customer advances	91,690	84,307
Accrued compensation	48,812	43,394
Other current liabilities	84,555	65,859
Income taxes payable	12,737	12,731
Deferred income taxes	474	—
Current maturities of long-term debt	563	557
Total current liabilities	270,175	247,158

Long-term debt	101,827	102,363
Accrued pension liability	17,219	20,785
Deferred compensation	9,501	9,792
Income taxes payable	6,324	6,434
Deferred income taxes	1,152	—
Other non-current liabilities	5,907	6,006

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
35,734 issued and 26,789 outstanding at September 30, 2014;
35,682 issued and 26,736 outstanding at September 30, 2013	20,669	15,825
Retained earnings	803,059	740,002
Accumulated other comprehensive loss	(5,372)	(2,803)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	782,278	716,946
Noncontrolling interest in variable interest entity	223	134
Total shareholders’ equity	782,501	717,080

Total liabilities and shareholders’ equity	$1,194,606	$1,109,618

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2014	2013	2012

Operating Activities:
Net income	$69,580	$25,269	$97,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,440	25,359	22,857
Stock-based compensation expense	5,625	3,251	—
Inventory write-down	598	2,760	—
Impairment of goodwill	—	50,865	—
Deferred income taxes	2,684	(7,508)	(1,486)
Excess tax benefits from equity incentive plans	(310)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,300)	(18,991)	(122,984)
Inventories	20,590	(19,890)	173
Prepaid expenses and other current assets	(8,114)	3,867	7,432
Long-term capitalized contract costs	(7,246)	(42,088)	(26,875)
Accounts payable and other current liabilities	6,505	(25,637)	9,630
Customer advances	7,304	8,990	(55,769)
Income taxes	(9,768)	(19,114)	14,219
Other items, net	1,222	(409)	495
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,810	(13,276)	(54,677)

Investing Activities:
Acquisition of businesses, net of cash acquired	(83,456)	(63,691)	—
Purchases of marketable securities	(1,196)	(4,050)	—
Proceeds from sales or maturities of marketable securities	4,050	—	25,829
Purchases of property, plant and equipment	(16,620)	(9,052)	(14,226)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(97,222)	(76,793)	11,603

Financing Activities:
Proceeds from short-term borrowings	38,000	70,000	—
Principal payments on short-term borrowings	(38,000)	(70,000)	—
Proceeds from long-term borrowings	—	100,000	—
Principal payments on long-term borrowings	(573)	(8,543)	(4,549)
Proceeds from issuance of common stock	113	—	—
Purchase of common stock	(1,204)	—	—
Excess tax benefits from equity incentive plans	310	—	—
Contingent consideration payments related to acquisitions of businesses	(2,368)	(7,842)	—
Net change in restricted cash	325	(158)	(68,584)
Dividends paid to shareholders	(6,429)	(6,417)	(6,417)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,826)	77,040	(79,550)

Effect of exchange rates on cash	4,195	4,654	5,743

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,957	(8,375)	(116,881)

Cash and cash equivalents at the beginning of the year	203,892	212,267	329,148

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$215,849	$203,892	$212,267

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire NEK, net	$—	$4,490	$—
Liability incurred to acquire Intific, net	$1,173	$—	$—

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Income (Loss)	Stock	VIE	Outstanding

September 30, 2011	$12,574	$630,323	$(26,192)	$(36,078)	$(253)	26,736

Net income	—	97,427	—	—	204	—
Other comprehensive income, net of tax	—	—	5,534	—	—	—
Purchase of treasury stock	—	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2012	12,574	721,333	(20,658)	(36,078)	(49)	26,736

Net income	—	25,086	—	—	183	—
Other comprehensive income, net of tax	—	—	17,855	—	—	—
Stock-based compensation	3,251	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2013	15,825	740,002	(2,803)	(36,078)	134	26,736

Net income	—	69,491	—	—	89	—
Other comprehensive loss, net of tax	—	—	(2,569)	—	—	—
Stock issued under equity incentive plans	113	(5)	—	—	—	75
Purchase of common stock	(1,204)	—	—	—	—	(22)
Stock-based compensation	5,625	—	—	—	—	—
Tax benefit from equity incentive plans	310	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,429)	—	—	—	—

September 30, 2014	$20,669	$803,059	$(5,372)	$(36,078)	$223	26,789

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Foreign Currency Transactions and Translation: Our reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statements of Income are translated at the average exchange rates in effect during the applicable periods. The resulting unrealized cumulative translation adjustments are recorded as a component of other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Income as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). Total transaction gains (losses), which are related primarily to advances to foreign subsidiaries amounted to $(1.3) million, $(0.8) million and $0.7 million in 2014, 2013 and 2012, respectively.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated loss contingencies, estimated self-insurance liabilities, estimated discounted future cash flows of our reporting units used for goodwill impairment testing and estimated future cash flows for our long-lived asset impairment testing, estimated discounted cash flows used for valuation of intangible assets in business combinations, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

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

Restricted Cash: Restricted cash represents cash that is restricted as to withdrawal usage for legal or contractual reasons. Restricted cash is classified either as current or non-current, depending upon the date of the lapse of the respective restriction.

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

Marketable Securities: Marketable securities consist of exchange traded funds whose underlying assets consist of highly liquid debt instruments with short-term maturities and certificates of deposit with banks. Marketable securities are classified and accounted for as available-for-sale.  These investments are recorded at fair value in the accompanying Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

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

Long-term capitalized contract costs: Long-term capitalized contract costs include costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth quarter of 2013. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

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

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2014, 2013 and 2012.

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

Comprehensive Income: Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, net of tax, unrealized gains and losses on available-for-sale securities, net of tax and pension liability adjustments, net of tax is included in our Consolidated Statement of Comprehensive Income as other comprehensive income (loss).

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

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services to operate and maintain the delivered system. For such contracts, arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative-selling-price method. Under the relative-selling-price method, the selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures.

Once the contract value is allocated to the separate deliverables under a multiple-element arrangement, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we generally use the percentage-of completion method and for the services portion we generally recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned.

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

Research and Development (R&D) : We record the cost of company sponsored R&D activities as the expenses are incurred. The cost of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

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

Compensation expense for time-based vesting awards is recorded on a straight-line basis over the requisite service period, adjusted by estimated forfeiture rates. Vesting of performance-based RSUs is tied to achievement of specific company goals over the measurement period, which is generally a three-year period from the date of the grant. For purposes of measuring compensation expense for performance-based RSUs, at each reporting date we estimate the number of shares for which vesting is deemed probable based on management’s expectations regarding achievement of the relevant performance criteria, adjusted by estimated forfeiture rates. Compensation expense for the number of shares ultimately expected to vest is recognized on a straight-line basis over the requisite service period for the performance-based RSUs. The recognition of compensation expense associated with performance-based RSUs requires judgment in assessing the probability of meeting the performance goals. For performance-based RSUs, there may be significant expense recognition or reversal of recognized expense in periods in which there are changes in the assessed probability of meeting performance-based vesting criteria.

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Year Ended September 30,
	2014	2013	2012

Net income attributable to Cubic	$69,491	$25,086	$97,427

Weighted average shares - basic	26,787	26,736	26,736
Effect of dilutive securities	58	24	—
Weighted average shares - diluted	26,845	26,760	26,736

Net income per share attributable to Cubic, basic	$2.59	$0.94	$3.64
Effect of dilutive securities	—	—	—
Net income per share attributable to Cubic, diluted	$2.59	$0.94	$3.64

Anti-dilutive employee share-based awards	—	—	—

Recent Accounting Pronouncements:

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, we will adopt this standard in the first quarter of fiscal year 2015. We are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. This adoption is not expected to have a significant impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We have not yet determined which method of adoption we will select. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

NOTE 2—ACQUISITIONS

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

For the year ended September 30, 2014, the amounts of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $5.3 million and $4.2 million, respectively. Included in Intific’s operating results for the year ended September 30, 2014 are $0.2 million of transaction and acquisition related costs, and $3.7 million of compensation expense which was paid to Intific employees upon the close of the acquisition.

The acquisition date fair value of the consideration transferred was $12.4 million. Through September 30, 2014, we have paid cash of approximately $11.2 million to the seller and as of September 30, 2014 we have accrued a liability of $1.2 million for the remaining cash to be paid.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.0
Technology	0.7
Backlog	0.7
Other intangible assets	0.2
Accounts receivable	1.5
Deferred tax assets	1.5
Accounts payable and accrued expenses	(0.6)
Deferred tax liabilities	(1.5)
Other net assets acquired	0.5
Net identifiable assets acquired	5.0
Goodwill	7.4
Net assets acquired	$12.4

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the technology valuation used the replacement cost approach.

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition and the amortization expense is not expected to be deductible for tax purposes.

The net deferred tax assets and liabilities offset each other to a negligible amount.  However the deferred tax liabilities of $1.5 million were primarily recorded to reflect the tax impact of amortization related to identified intangible assets that is not expected to be deductible for tax purposes, net of acquisition consideration that is a tax deductible expense. The deferred tax assets of $1.5 million primarily related to the future tax deduction for the cancellation of unvested options.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Intific for future periods is as follows (in millions):

Year Ended September 30,
2015	$0.9
2016	0.7
2017	0.6
2018	0.5
2019	0.2
Thereafter	0.1

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

For the year ended September 30, 2014, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $43.7 million and $2.3 million, respectively. Included in ITMS’ operating results are $0.5 million of transaction costs incurred during the year ended September 30, 2014.

The acquisition date fair value of the consideration transferred was $72.2 million. We paid the seller cash of $69.0 million in November 2013 and in May 2014, we paid the remaining cash of $3.2 million.

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

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition. Future amortization of approximately $19.5 million of purchased intangibles is not expected to be deductible for tax purposes.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for future periods is as follows (in millions):

Year Ended September 30,
2015	$5.9
2016	4.9
2017	3.9
2018	2.9
2019	0.9
Thereafter	0.1

AIS

On July 1, 2013 we acquired certain assets of Advanced Interactive Systems (AIS) and all of the capital stock of its foreign subsidiaries through a bankruptcy auction. AIS is a supplier of live fire specialized range facilities, virtual simulation products, engineering design and project management services for counter-terrorism, law enforcement and military forces worldwide. For the year ended September 30, 2014 the amount of AIS’ sales and net loss after taxes included in our Consolidated Statement of Income were $8.8 million and $0.8 million, respectively. For the year ended September 30, 2013 the amount of AIS’ sales and net income after taxes included in our Consolidated Statement of Income were $2.0 million and $0.1 million, respectively.

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

PSMC

On July 1, 2013 we acquired certain assets of PS Management Consultants Pty Ltd. (PSMC). PSMC is a specialist project management and engineering enterprise, based in Canberra, Australia. For the year ended September 30, 2014 the amount of PSMC’s sales and net income after taxes included in our Consolidated Statement of Income were $3.8 million and $0.1 million, respectively. For the year ended September 30, 2013 the amount of PSMC’s sales and net income after taxes included in our Consolidated Statement of Income were $1.7 million and $0.1 million, respectively.

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

NextBus

On January 24, 2013, we acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our CTS segment. For the year ended September 30, 2014 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $10.1 million and $0.6 million, respectively.  For the year ended September 30, 2013 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $7.8 million and $0.4 million, respectively. Included in the NextBus operating results are $0.2 million in transaction related costs incurred during the year ended September 30, 2013.

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

The intangible assets are being amortized using a combination of accelerated and straight-line methods based on the expected cash flows from the assets, over a weighted average useful life of 5 years from the date of acquisition. The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NextBus for future periods is as follows (in millions):

Year Ended September 30,
2015	$1.5
2016	1.4
2017	1.3
2018	1.2
2019	1.1
Thereafter	3.6

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado.

For the year ended September 30, 2014 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $45.0 million and $0.6 million, respectively. For the year ended September 30, 2013 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $31.6 million and $0.5 million, respectively. NEK’s net loss after tax in 2013 excludes any allocation of the goodwill impairment described in Note 7 that is recognized at the reporting unit level. Included in our operating results are $0.6 million in transaction related costs incurred during the year ended September 30, 2013 related to the NEK acquisition.

The acquisition-date fair value of consideration transferred is $52.6 million, which has been paid to the seller in cash from our existing cash resources.  Of the $52.6 million of cash consideration that was paid to the Seller, $2.4 million paid in fiscal 2014 and $7.8 million paid in fiscal 2013 were contingent upon certain events that occurred between the acquisition date and September 30, 2014, including the novation of certain of the Seller’s contracts to NEK.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NEK for future periods is as follows (in millions):

Year Ended September 30,
2015	$2.9
2016	2.4
2017	1.9
2018	1.4
2019	0.8
Thereafter	2.8

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Intific, ITMS, AIS, PSMC, NextBus and NEK had been included in our consolidated results since October 1, 2012 (in millions):

	Years Ended
	September 30,
	2014	2013

Net sales	$1,411.0	$1,460.6

Net income attributable to Cubic	69.2	31.2

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

The fair value of cash equivalents and short-term investments approximates their cost. The fair value of our available for sale marketable securities is determined based on quoted market prices for identical securities. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

At September 30, 2013, the estimated fair value of the liability for contingent consideration payable to the seller of NEK was $3.5 million, which was equal to the maximum possible contingent payment. We paid the Seller $3.5 million during fiscal 2014 upon the resolution of the related contingencies and the liability was reduced to zero. Prior to the payment of the contingent consideration we had estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. There was no change in the fair value of the contingent consideration liability between the date of the acquisition of NEK and September 30, 2014 other than for payments of the contingent consideration amount to the Seller; therefore, there has been no change in contingent consideration recorded in operations.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2014				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$56,333	$—	$—	$56,333	$125,512	$—	$—	$125,512
Marketable securities	1,196	—	—	1,196	4,055	—	—	4,055
Current derivative assets	—	7,389	—	7,389	—	1,597	—	1,597
Noncurrent derivative assets	—	5,920	—	5,920	—	6,096	—	6,096
Total assets measured at fair value	57,529	13,309	—	70,838	129,567	7,693	—	137,260
Liabilities
Current derivative liabilities	—	6,645	—	6,645	—	2,360	—	2,360
Noncurrent derivative liabilities	—	5,878	—	5,878	—	5,366	—	5,366
Contingent consideration to seller of NEK	—	—	—	—	—	—	3,485	3,485
Total liabilities measured at fair value	$—	$12,523	$—	$12,523	$—	$7,726	$3,485	$11,211

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

September 30,	2014	2013

Fair value	$99.6	$95.8
Carrying value	102.4	102.9

Due to the impairment of goodwill for MSS reporting unit at July 1, 2013, the goodwill for MSS was measured at its estimated fair value at July 1, 2013. We estimated the fair value of the goodwill primarily based on the discounted projected cash flows of the underlying MSS operations and based upon market multiples from publicly traded comparable companies, which are Level 3 fair value measurement techniques. See Note 7 for a further discussion of the goodwill impairment. We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2013 or 2014 except for the MSS goodwill at July 1, 2013 and the fair value of assets and liabilities acquired in business acquisitions.

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2014	2013

U.S. Government Contracts:
Amounts billed	$41,588	$51,529
Recoverable costs and accrued profits on progress completed—not billed	66,657	60,435
	108,245	111,964
Commercial Customers:
Amounts billed	80,283	47,454
Recoverable costs and accrued profits on progress completed—not billed	191,417	221,911
	271,700	269,365
	379,945	381,329
Less unbilled amounts not currently due—commercial customers	(15,870)	(19,021)
	$364,075	$362,308

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2015. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2014 under transportation systems contracts in the U.S., Australia and the U.K.

NOTE 5—INVENTORIES

Significant components of inventories are as follows (in thousands):

September 30,	2014	2013

Work in process and inventoried costs under long-term contracts	$58,440	$80,918
Materials and purchased parts	125	693
Customer advances	(19,790)	(21,865)
	$38,775	$59,746

At September 30, 2014, work in process and inventoried costs under long-term contracts includes approximately $2.3 million in costs incurred outside the scope of work or in advance of a contract award, compared to $5.8 million as of September 30, 2013. We believe it is probable that we will recover the costs inventoried at September 30, 2014, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2014 and 2013 were $2.4 million and $7.1 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2014	2013

Land and land improvements	$16,056	$15,996
Buildings and improvements	49,347	45,854
Machinery and other equipment	90,781	95,216
Software	5,710	682
Leasehold improvements	11,191	9,714
Accumulated depreciation and amortization	(108,936)	(111,157)
	$64,149	$56,305

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $7.8 million, $8.7 million and $8.0 million in 2014, 2013 and 2012, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment and software over estimated useful lives ranging from 5 to 10 years.

In 2014 and 2013 we capitalized internal costs of $5.0 million and $0.7 million, respectively, related to the development of software that is used to design products for our customers. This software was placed in service in late fiscal 2014. Amortization of this software totaled $0.4 million in 2014.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2014 are as follows (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total

Balances at October 1, 2012	$7,517	$20,983	$118,433	$146,933
Acquisitions (see Note 2)	10,837	2,466	26,782	40,085
Impairment of goodwill	—	—	(50,865)	(50,865)
Foreign currency exchange rate changes	(53)	(6)	—	(59)
Balances at September 30, 2013	18,301	23,443	94,350	136,094
Acquisitions (see Note 2)	40,792	7,365	—	48,157
Foreign currency exchange rate changes	74	(184)	—	(110)
Balances at September 30, 2014	$59,167	$30,624	$94,350	$184,141

We complete our annual goodwill impairment test each year as of July 1. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations and based upon market multiples from publicly traded comparable companies. For our 2014 impairment test, the estimated fair value of three all of our reporting units exceeded their respective carrying values. As such, there was no impairment of goodwill in 2014.

In 2013, slowed defense spending and margin compression due to competitive pressures on bid rates impacted operating results and tempered the projected cash flows of our MSS reporting unit, negatively impacting our estimate of its fair value at July 1, 2013. Step one of the impairment test indicated that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value at July 1, 2013. Accordingly, in 2013 we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. Based on the results of the step two analysis, we recorded a $50.9 million goodwill impairment in 2013.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$121,340	$(73,234)	$48,106	$97,424	$(54,712)	$42,712
Other purchased intangibles	27,362	(11,850)	15,512	22,915	(8,085)	14,830
Total	$148,702	$(85,084)	$63,618	$120,339	$(62,797)	$57,542

Total amortization expense for 2014, 2013 and 2012 was $22.6 million, $16.7 million and $14.8 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2014, for each of the next five years and thereafter (in thousands):

	Transportation Systems	Defense Systems	Mission Support Services	Total
2015	$8,886	$2,129	$7,690	$18,705
2016	7,686	1,503	4,714	13,903
2017	6,566	841	2,452	9,859
2018	5,442	522	1,775	7,739
2019	3,048	249	1,184	4,481
Thereafter	3,750	53	5,128	8,931
	$35,378	$5,297	$22,943	$63,618

NOTE 8—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2014	2013

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$50,000
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	50,000
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	2,390	2,920
	102,390	102,920
Less current portion	(563)	(557)
	$101,827	$102,363

Maturities of long-term debt for each of the five years in the period ending September 30, 2019, are as follows: 2015 — $0.6 million; 2016 — $0.6 million; 2017 — $0.6 million; 2018 — $0.6 million; 2019 — $0.1 million.

Interest paid amounted to $4.1 million, $3.7 million and $7.4 million in 2014, 2013 and 2012, respectively. Interest paid in 2013 and 2012 included payment of $0.6 million and $5.9 million of interest in connection with a legal settlement, respectively.

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

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2014, there were no borrowings under this agreement and there were letters of credit outstanding totaling $8.1 million, which reduce the available line of credit to $191.9 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2014 there were letters of credit outstanding under this agreement of $61.6 million. Restricted cash at September 30, 2014 of $69.1 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of September 30, 2014, we had letters of credit and bank guarantees outstanding totaling $75.2 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $8.9 million as of September 30, 2014, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.6 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2014, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2014 this agreement does not restrict such distributions to shareholders.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $9.1 million and $8.8 million as of September 30, 2014 and 2013, respectively.

NOTE 9—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2027. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.2 million in 2014, $0.2 million in 2013 and $0.4 million in 2012) for all operating leases amounted to $12.0 million, $12.6 million and $10.2 million in 2014, 2013 and 2012, respectively. Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2014 (in thousands):

2015	$10,592
2016	8,074
2017	5,897
2018	4,232
2019	2,499
Thereafter	3,191
$34,485

NOTE 10—INCOME TAXES

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2014	2013	2012
	(in thousands)
United States	$(22,788)	$(31,640)	$38,692
Foreign	112,199	71,411	99,271
Total	$89,411	$39,771	$137,963

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2014	2013	2012
	(in thousands)
Current:
Federal	$(8,049)	$8,198	$15,448
State	918	2,437	1,927
Foreign	25,705	18,581	21,005
Total current	18,574	29,216	38,380

Deferred:
Federal	1,296	(14,182)	331
State	(1,232)	(2,720)	328
Foreign	1,193	2,188	1,293
Total deferred	1,257	(14,714)	1,952
Provision for income taxes	$19,831	$14,502	$40,332

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2014	2013	2012
	(in thousands)

Tax expense at U.S. statutory rate	$31,290	$13,921	$48,287
State income taxes, net of federal tax effect	111	120	1,364
Nondeductible expenses	1,319	1,609	286
Change in reserve for tax contingencies	(601)	(673)	(2,752)
Impact of goodwill impairment loss	—	10,046	—
Change in deferred tax asset valuation allowance	921	4,044	—
Tax effect from foreign earnings repatriation	—	—	2,773
Foreign earnings taxed at less than statutory rate	(12,783)	(7,521)	(7,847)
R&D credits generated in the current year	(584)	(3,202)	(906)
Reinstatement of federal research and development credit	—	(1,937)	—
Manufacturing deduction	—	(1,333)	(630)
Other	158	(572)	(243)
Provision for income taxes	$19,831	$14,502	$40,332

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2014	2013
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$13,944	$11,642
Long-term contracts and inventory valuation reductions	9,554	14,152
Allowances for loss contingencies	5,121	5,441
Deferred compensation	4,310	4,346
Property, plant and equipment	1,507	1,127
Intangible assets	2,324	477
Retirement benefits	4,729	5,678
State research and development credit carryforward	7,285	4,839
Net operating losses carryforwards	15,662	18,639
Other	585	2,048
Total gross deferred tax assets	65,021	68,389
Deferred tax asset valuation allowance	(14,024)	(8,801)
Total deferred tax assets	50,997	59,588

Deferred tax liabilities:
Deferred revenue	(22,507)	(28,865)
State taxes	(6)	(995)
Other	(1,937)	(2,052)
Total deferred tax liabilities	(24,450)	(31,912)
Net deferred tax asset	$26,547	$27,676

The deferred tax assets and liabilities for fiscal 2014 and 2013 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2014 includes changes that are recorded to Other Comprehensive Income (OCI) and goodwill.

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse. Certain items within the 2013 presentation of the components of deferred tax assets and liabilities have been reclassified to conform to the current year presentation. The reclassifications primarily relate to $0.7 million of differences related to accounting for long-term contracts and were reclassified from other deferred tax assets and liabilities to long-term contracts and inventory valuation reductions.

As of September 30, 2014, we had net operating loss carryforwards of approximately $51.1 million for foreign and $30.4 million for state, and unused state tax credits of $13.8 million. In general, our foreign operating loss carryforwards and state tax credits are not subject to expiration. The state operating loss carryforwards will begin to expire in fiscal year 2026.

We are required to assess whether a valuation allowance should be recorded against our deferred tax assets by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. Through September 30, 2014, a valuation allowance of $14.0 million has been established for certain deferred tax assets related to state tax credits, certain foreign operating losses and other foreign assets.  For fiscal 2014, the total change in the valuation allowance was $5.2 million, of which $2.3 million was recorded as tax expense through the income statement in the current year.

With the exception of $10.5 million of accumulated earnings which the Company intends to repatriate, we do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for repatriation.  As of September 30, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $389.8 million. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and foreign withholding taxes, but would also be able to offset unrecognized foreign tax credit carryforwards, if any. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

Accounting for Uncertainty in Income Taxes

During fiscal 2014 and 2013, our aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Years ended September 30,	2014	2013
	(in thousands)

Balance at October 1	$8,441	$9,833
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(973)	(575)
Settlements with taxing authorities	(728)	(2,332)
Other	(54)	824
Tax positions related to the current year	743	731
Currency translation adjustment	(123)	(40)
Balance at September 30	$7,306	$8,441

At September 30, 2014, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate was $4.7 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to approximately $1.0 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The amount of net interest and penalties recognized as a component of income tax expense during 2014, 2013 and 2012 was not material. Interest and penalties accrued at September 30, 2014 and 2013 amounted to $1.6 million and $2.2 million, respectively, bringing the total liability for uncertain tax issues to $8.0 million and $9.3 million, respectively, as of September 30, 2014 and 2013.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2014, the fiscal tax years open under the statute of limitations in significant jurisdictions include 2011-2014 in the U.S. and United Kingdom and 2009-2014 in New Zealand.  We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $27.3 million, $42.1 million and $25.4 million in 2014, 2013 and 2012, respectively.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2014 and 2013 (in thousands):

	Notional Principal
September 30,	2014	2013
Instruments designated as accounting hedges:
Foreign currency forwards	$249,628	$231,051
Forward starting swap	—	58,415

Instruments not designated as accounting hedges:
Foreign currency forwards	$136,955	$130,687

Included in the amounts not designated as accounting hedges above at September 30, 2014 and 2013 are foreign currency forwards with notional principal amounts of $132.1 million and $128.1 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2014 and 2013. Although the table above reflects the notional principal amounts of the Company’s forward starting swap and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the forward starting swap and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of September 30, 2014 or 2013.

The table below presents the fair value of the Company’s derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2014 and 2013 (in thousands):

		Fair Value
		September 30,
	Balance Sheet Location	2014	2013
Asset derivatives:
Foreign currency forwards	Other current assets	$7,389	$1,597
Foreign currency forwards	Other noncurrent assets	5,920	4,957
Forward starting swap	Other noncurrent assets	—	1,139
		$13,309	$7,693
Liability derivatives:
Foreign currency forwards	Other current liabilities	$6,645	$2,360
Foreign currency forwards	Other noncurrent liabilities	5,878	5,366
Total		$12,523	$7,726

The tables below present gains and losses recognized in OCI for the years ended September 30, 2014, 2013, and 2012 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Years ended September 30,	2014		2013
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$820	$330	$4,581	$(1,231)
Forward starting swap	—	—	1,230	—
	$820	$330	$5,811	$(1,231)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2014, 2013, or 2012. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.5 million, net of income taxes.

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

Forward starting swap

In July 2012 we entered into a forward-starting 10-year swap contract with a bank to reduce the interest rate variability exposure of the projected interest cash flows on a planned debt issuance to finance a contract in our CTS segment. The accrual period of the swap contract was designed to match the tenor of the planned debt issuance. Through the end of fiscal 2013, the forward starting swap was deemed to be a highly effective cash flow hedge, and changes in the fair value of the forward starting swap were recorded in other comprehensive income. In fiscal 2014, we determined that the planned issuance of debt was no longer probable; therefore, the forward starting swap was deemed to be ineffective. As such, in 2014 amounts previously reported in accumulated other comprehensive income related to this forward starting swap were reclassified into earnings, and subsequent changes in the fair value of the forward starting swap were recognized in earnings, within the other income (expense) line item. During 2014 the total net gain recognized on the forward starting swap was $0.2 million, and on July 1, 2014, at the termination date of the forward starting swap, we settled the forward starting swap and received $0.2 million from the counterparty.

NOTE 12—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plans

Deferred compensation includes amounts due under an arrangement in which participating members of management may elect to defer receiving payment for a portion of their compensation a minimum of five years, or until periods after their respective retirements.  Our deferred compensation plans specify that we accrue interest on deferred compensation at the Prompt Payment Act interest rate as determined by the U.S. Department of the Treasury, until such time as it is paid in full. For the year ended September 30, 2014, the average interest rate used to accrue interest on our deferred compensation was 1.9%.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require the company to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. In 2014, 2013 and 2012, more than half of our contributions to these plans were discretionary contributions. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, the company matches a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $19.6 million, $19.7 million and $18.6 million in 2014, 2013 and 2012, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (curtailment). The effect of the U.S. plan curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the European plan curtailment is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. The European plan was amended in both 2014 and in 2013 to reduce the amount of participant compensation used in computing the pension liability for certain participants. We recognized decreases in our benefit obligation as a result of these plan amendments of $1.7 million in 2014 and $1.2 million in 2013. U.S. and European employees hired subsequent to the dates of the curtailment of the respective plans are not eligible for participation in the defined benefit plans.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2014, we expect to make contributions of approximately $3.6 million in 2015. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2014 and expected to be recognized in net pension cost during fiscal 2015 is a loss of $0.7 million ($0.5 million net of income tax). No plan assets are expected to be returned to us in 2015.

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of plan assets for the defined benefit pension plans in which the ABO was in excess of the fair value of plan assets were as follows (in thousands):

September 30,	2014	2013

Projected benefit obligation	$224,201	$209,118
Accumulated benefit obligation	224,201	202,916
Fair value of plan assets	206,982	188,337

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2014	2013
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$209,118	$215,706
Service cost	636	532
Interest cost	9,967	8,867
Actuarial loss (gain)	10,730	(5,726)
Plan amendments	(1,044)	(1,178)
Gross benefits paid	(6,229)	(8,576)
Foreign currency exchange rate changes	1,023	(507)
Net benefit obligation at the end of the year	224,201	209,118

Change in plan assets:
Fair value of plan assets at the beginning of the year	188,337	169,323
Actual return on plan assets	21,127	24,707
Employer contributions	3,728	3,915
Gross benefits paid	(6,229)	(8,576)
Administrative expenses	(730)	(843)
Foreign currency exchange rate changes	749	(189)
Fair value of plan assets at the end of the year	206,982	188,337

Unfunded status of the plans	(17,219)	(20,781)
Unrecognized net actuarial loss	33,376	31,657
Net amount recognized	$16,157	$10,876

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(33,376)	$(31,657)
Deferred tax asset	9,925	9,291
Accumulated other comprehensive loss	$(23,451)	$(22,366)

The components of net periodic pension cost (benefit) were as follows (in thousands):

Years ended September 30,	2014	2013	2012
Service cost	$636	$532	$508
Interest cost	9,967	8,867	9,565
Expected return on plan assets	(13,183)	(11,605)	(10,091)
Amortization of actuarial loss	802	1,798	1,593
Administrative expenses	152	76	82
Net pension cost	$(1,626)	$(332)	$1,657

Years ended September 30,	2014	2013	2012
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	4.2%	4.8%	4.3%
Rate of compensation increase	3.2%	4.4%	3.8%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	4.8%	4.3%	5.2%
Expected return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	4.4%	3.8%	4.3%

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

The target ranges for each major category of the plans’ assets at September 30, 2014 are as follows:

Asset Category	Allocation Range
Equity securities	20% to 55%
Debt securities	25% to 75%
Cash	0% to 55%
Real estate	0% to 10%

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 3 for a description of each level within the fair value hierarchy.  During 2014 our plans invested in a diversified growth fund that holds underlying investments in equities, fixed- income securities, commodities, and real estate.

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

	September 30, 2014				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,863	$407	$—	$2,270	$2,361	$475	$—	$2,836
Equity:
U.S. equity securities	—	43,351	—	43,351	—	54,870	—	54,870
Foreign equity securities	—	47,110	—	47,110	—	47,569	—	47,569
Fixed Income:
U.S. fixed-income funds	—	49,479	—	49,479	—	33,849	—	33,849
U.K. fixed-income funds	—	25,813	—	25,813	—	12,804	—	12,804
Diversified growth fund	—	31,863		31,863	—	30,146		30,146
Real Estate	—	—	7,096	7,096	—	—	6,263	6,263
Total	$1,863	$198,023	$7,096	$206,982	$2,361	$179,713	$6,263	$188,337

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Real Estate
Balance as of October 1, 2012	$5,614
Realized and unrealized gains, net	712
Purchases, sales and settlements, net	(63)
Balance as of September 30, 2013	6,263
Realized and unrealized gains, net	898
Purchases, sales and settlements, net	(65)
Balance as of September 30, 2014	$7,096

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2014 and 2013.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2015	$7,784
2016	8,208
2017	8,482
2018	9,043
2019	9,590
2020-2024	52,964

NOTE 13—STOCKHOLDERS’ EQUITY

Long-Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through September 30, 2014, the Compensation Committee has granted 416,929 RSU’s with time-based vesting and 314,656 RSU’s with performance-based vesting under this program.

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

Through September 30, 2014, Cubic has granted 731,585 restricted stock units of which 69,994 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date.  At September 30, 2014, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 345,240.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at October 1, 2012	—	$—
Granted	426,511	43.76
Vested	—	—
Forfeited	(5,142)	43.76
Unvested at September 30, 2013	421,369	$43.76
Granted	305,074	49.57
Vested	(69,994)	43.76
Forfeited	(13,500)	47.80
Unvested at September 30, 2014	642,949	$46.43

As of September 30, 2014, approximately 3,746,426 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2014, 105,886 restricted stock units vested.

NOTE 14 — STOCK BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards of $5.6 million for the year ended September 30, 2014, which was comprised of the following (in thousands):

Cost of sales	$566
Selling, general and administrative	5,059
$5,625

As of September 30, 2014, there was $24.1 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $16.2 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2014. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014 these cases were consolidated into a single case and the Plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and plan to vigorously defend this lawsuit. As this case is in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014.  The plaintiff alleges his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff is also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We are investigating the matter and we are undertaking the defense pursuant to our contractual obligations to our transit customer. We plan to vigorously defend this lawsuit. As this case is in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and our same transit customer alleging infringement of various patents held by the plaintiff.  We are investigating the matter and plan to vigorously defend the lawsuit.  We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer.  Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have three primary business segments: Cubic Transportation Systems (CTS), Mission Support Services (MSS) and Cubic Defense Systems (CDS). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. MSS provides training, operations, intelligence, maintenance, technical and other services to the U.S. government and allied nations. CDS performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment. CDS products include customized military range instrumentation, laser based training systems, virtual simulation systems, communications products including datalinks, power amplifiers, avionics systems, multi-band communication tracking devices, and cross domain hardware solutions to address multi-level security requirements.

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

Business segment financial data is as follows (in millions):

Years ended September 30,	2014	2013	2012

Sales:
Transportation Systems	$599.7	$529.5	$522.2
Mission Support Services	398.1	468.7	491.4
Defense Systems	400.6	363.0	389.4
Other	—	0.2	1.1
Total sales	$1,398.4	$1,361.4	$1,404.1

Operating income (loss):
Transportation Systems	$65.9	$66.8	$84.6
Mission Support Services	7.8	(36.1)	21.1
Defense Systems	26.8	14.2	35.3
Unallocated corporate expenses and other	(8.0)	(4.2)	(4.8)
Total operating income	$92.5	$40.7	$136.2

Assets:
Transportation Systems	$422.2	$369.8	$268.4
Mission Support Services	195.8	205.2	212.8
Defense Systems	252.4	228.9	211.2
Corporate and other	324.2	304.5	322.2
Total assets	$1,194.6	$1,108.4	$1,014.6

Depreciation and amortization:
Transportation Systems	$11.5	$5.0	$3.7
Mission Support Services	10.7	13.0	12.5
Defense Systems	7.4	6.1	5.5
Corporate and other	0.8	1.3	1.2
Total depreciation and amortization	$30.4	$25.4	$22.9

Capital expenditures:
Transportation Systems	$1.8	$2.8	$2.7
Mission Support Services	—	0.3	1.1
Defense Systems	13.2	4.6	8.9
Corporate and other	1.6	1.4	1.5
Total expenditures for long-lived assets	$16.6	$9.1	$14.2

Years ended September 30,	2014	2013	2012

Geographic Information:
Sales (a):
United States	$749.9	$741.7	$742.2
United Kingdom	294.4	267.4	283.2
Canada	9.0	30.4	54.8
Australia	161.9	148.5	181.9
Middle East	42.0	35.4	38.0
Far East	76.6	78.2	56.9
Other	64.6	59.8	47.1
Total sales	$1,398.4	$1,361.4	$1,404.1

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$49.8	$43.9	$42.4
United Kingdom	9.3	9.2	9.5
Other foreign countries	6.3	6.6	6.1
Total long-lived assets, net	$65.4	$59.7	$58.0

MSS and CDS segment sales include $651.5 million, $691.8 million and $699.4 million in 2014, 2013 and 2012, respectively, of sales to U.S. government agencies. CTS segment sales include $213.2 million, $193.4 million and $184.7 million in 2014, 2013 and 2012, respectively, of sales under various contracts with our customer, Transport for London. No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method increased operating income by approximately $1.3 million in 2014, decreased operating income by approximately $1.7 million in 2013 and increased operating income by approximately $15.7 million in 2012. These adjustments increased net income by approximately $3.5 million ($0.13 per share) in 2014, decreased $0.3 million ($0.01 per share) in 2013 and increased net income by approximately $10.7 million ($0.40 per share) in 2012.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. During the years ended September 30, 2014, 2013, and 2012, we recognized sales of $12.2 million, $13.2 million, and $12.2 million, respectively related to annual system usage incentives on this transportation systems contract which resulted in additional operating income of the same amounts in these respective periods.

In 2014 we incurred restructuring charges of $1.1 million primarily by our CTS business in September 2014 as a result of a planned reduction of employee headcount in the US by approximately 20. This restructuring was predominantly driven by the reduction in work on certain contracts that are in the process of moving from the design and build phase to the services phase.

In 2013, we incurred restructuring charges of $8.1 million by our CDS segment to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that declined due to delays in contract awards and contract funding.

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Liability as of September 30, 2012	$—
Accrued costs	8,139
Cash payments	(5,919)
Liability as of September 30, 2013	$2,220
Accrued costs	1,094
Cash payments	(2,538)
Liability as of September 30, 2014	$776

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2014 and 2013:

					Year
	Three Months Ended				Ended
Fiscal 2014	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$396,366	$340,357	$354,492	$307,137	$1,398,352
Operating income	39,268	19,215	22,177	11,830	92,490
Net income attributable to Cubic	32,805	12,206	16,092	8,388	69,491
Net income per share, basic	1.22	0.46	0.60	0.31	2.59
Net income per share, diluted	1.22	0.45	0.60	0.31	2.59

					Year
	Three Months Ended				Ended
Fiscal 2013	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$340,776	$337,226	$368,609	$314,796	$1,361,407
Operating income (loss)	(44,055)	26,905	37,376	20,509	40,735
Net income (loss) attributable to Cubic	(37,186)	18,381	29,650	14,241	25,086
Net income (loss) per share, basic	(1.39)	0.69	1.11	0.53	0.94
Net income (loss) per share, diluted	(1.39)	0.69	1.11	0.53	0.94

In the fourth quarter of 2013, we completed our annual goodwill impairment test and concluded that the carrying value of our MSS reporting unit, including goodwill, exceeded its estimated fair value. As a result, in the fourth quarter of 2013 we recorded a goodwill impairment charge of $50.9 million (before applicable income taxes). There was no goodwill impairment charge in 2014. See Note 7 for a further discussion of the goodwill impairment.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $10.7 million in the three months ended September 30, 2014 and decreased operating profit by approximately $9.9 million in the three months ended September 30, 2013. These adjustments increased net income by approximately $7.6 million ($0.28 per share) in the three months ended September 30, 2014 and decreased net income by approximately $6.6 million ($0.25 per share) in the three months ended and September 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated November 26, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 26, 2014

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2014, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2014, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisition of Intelligent Transport Management Solutions Limited which we acquired in November 2013 and which was included in the 2014 consolidated financial statements of Cubic Corporation and consisted of $80.7 million and $73.3 million of total and net assets, respectively, as of September 30, 2014 and $43.7 million and $1.4 million of net sales and operating loss, respectively, for the year then ended.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2014, we developed and implemented new control procedures to address previously identified material weaknesses in our internal control over financial reporting as of September 30, 2013. The material weaknesses in our internal control over financial reporting at September 30, 2013 were (i)  In our process of assessing the appropriate accounting treatment for revenue and costs for certain of our contracts with customers of one of our significant wholly owned subsidiaries, we did not maintain a sufficient number of personnel with an appropriate level of knowledge and experience or ongoing training in GAAP to challenge our application of GAAP commensurate with the number and complexity of this subsidiary’s contracts to prevent or detect material misstatements in revenue or cost of sales in a timely manner. (ii) Our policies for the review and approval of revenue recognition decisions required review and analysis by personnel with an appropriate level of GAAP knowledge and experience for contracts over certain materiality thresholds. For one of our significant wholly owned subsidiaries, these thresholds were not designed to ensure that sufficient review was being performed for revenue recognition decisions for this subsidiary that could have a material impact on our financial statements.

We have implemented new control procedures regarding our accounting for revenue and costs on our contracts with the wholly owned subsidiary referred to above. The new control procedures include the development of new revenue and cost analytical tools, more extensive review and analysis of contract terms, revenue recognition models, analyses, and related reports by personnel with an appropriate level of GAAP knowledge and experience. We have hired additional resources with more extensive experience and knowledge of GAAP, and we have increased the scope and extent of ongoing training and education for personnel involved in financial processes that impact revenue and cost recognition.

After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weaknesses as of September 30, 2014. Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Intelligent Transport Management Solutions Limited (ITMS), which is included in the 2014 consolidated financial statements of Cubic Corporation and constituted $80.7 million and $73.3 million of total and net assets, respectively, as of September 30, 2014 and $43.7 million and $1.4 million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cubic Corporation also did not include an evaluation of the internal control over financial reporting of ITMS.

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2014 and our report dated November 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 26, 2014

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this Report:

(1)                                 The following consolidated financial statements of Cubic Corporation, as referenced in Item 8:

Consolidated Statements of Income
Years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income
Years ended September 30, 2014, 2013 and 2012

Consolidated Balance Sheets
September 30, 2014 and 2013

Consolidated Statements of Cash Flows
Years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements
September 30, 2014

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

10.5*                 Amended Transition Protection Plan attached hereto as Exhibit 10.2.

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101                           Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/24/14	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/24/14	/s/ Bradley H. Feldmann	11/24/14	/s/ Walter C. Zable
Date	BRADLEY H. FELDMANN,	Date	WALTER C. ZABLE,
	President and		Executive Chairman of the Board of
	Chief Executive Officer, Director		Directors
(Principal Executive Officer)

11/24/14	/s/ John D. Thomas	11/24/14	/s/ Mark A. Harrison
Date	JOHN D. THOMAS,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

11/24/14	/s/ Bruce G. Blakley	11/24/14	/s/ William W. Boyle
Date	BRUCE G. BLAKLEY,	Date	WILLIAM W. BOYLE,
	Director		Director

11/24/14	/s/ Edwin A. Guiles	11/24/14	/s/ Steven J. Norris
Date	EDWIN A. GUILES,	Date	STEVEN J. NORRIS,
	Director		Director

11/24/14	/s/ Robert S. Sullivan	11/24/14	/s/ John H. Warner
Date	ROBERT S. SULLIVAN,	Date	JOHN H. WARNER,
	Director		Director