Form 10-Q
period 2014-12-31
CUBIC CORP /DE/
filed 2015-05-18
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2014

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

As of May 4, 2015, registrant had only one class of common stock of which there were 26,882,875 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2014

EXPLANATORY NOTE REGARDING AUDIT COMMITTEE INVESTIGATION

As disclosed in Item 2.02 of Form 8-K furnished on February 17, 2015, the Audit Committee of Cubic Corporation (“Company”, “we”, and “us”) conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review the Company’s controls and procedures in connection with programs that are accounted for under the percentage of completion method. The Company’s internal controls identified the issue which led to the investigation. As a result of the investigation, the Audit Committee and management of the Company have together determined that at September 30, 2014, the total estimated costs of certain of the Company’s Cubic Defense Systems (CDS) segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CDS sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014. This error, in addition to other unrelated immaterial errors that have been identified by the Company’s management, are considered cumulatively immaterial and have been corrected in the financial statements for the quarter ended December 31, 2014.

See Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements” and “Part I - Item 4. Controls and Procedures” for further detail.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013
Net sales:
Products	$128,612	$121,981
Services	189,876	185,156
	318,488	307,137

Costs and expenses:
Products	104,424	86,759
Services	149,292	161,487
Selling, general and administrative	47,554	36,754
Research and development	4,252	4,914
Amortization of purchased intangibles	5,935	5,393
Restructuring costs	(148)	—
	311,309	295,307

Operating income	7,179	11,830

Other income (expense):
Interest and dividend income	465	245
Interest expense	(871)	(861)
Other income (expense) - net	(916)	(346)

Income before income taxes	5,857	10,868

Income taxes	695	2,439

Net income	5,162	8,429

Less noncontrolling interest in income of VIE	10	41

Net income attributable to Cubic	$5,152	$8,388

Net income per share attributable to Cubic
Basic	$0.19	$0.31
Diluted	$0.19	$0.31

Weighted average shares used in per share calculations:
Basic	26,860	26,784
Diluted	26,885	26,883

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2014	2013

Net income	$5,162	$8,429
Other comprehensive income (loss):
Foreign currency translation	(13,963)	8,217
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	667	1,107
Adjustment for net gains/losses realized and included in net income, net of tax	(476)	32
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	191	1,139
Total other comprehensive income (loss)	(13,772)	9,356
Total comprehensive income (loss)	$(8,610)	$17,785

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$187,263	$215,849
Restricted cash	69,115	69,056
Marketable securities	1,196	1,196
Accounts receivable - net	383,910	394,179
Recoverable income taxes	12,673	16,055
Inventories - net	40,839	38,775
Deferred income taxes and other current assets	34,034	30,277
Total current assets	729,030	765,387

Long-term contract receivables	14,950	15,870
Long-term capitalized contract costs	74,625	76,209
Property, plant and equipment - net	61,645	64,149
Deferred income taxes	21,746	17,849
Goodwill	239,927	184,141
Purchased intangibles - net	94,783	63,618
Other assets	13,160	7,383
	$1,249,866	$1,194,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$60,000	$—
Trade accounts payable	24,690	31,344
Customer advances	90,182	91,690
Accrued compensation and other current liabilities	133,587	133,367
Income taxes payable	11,582	12,737
Deferred income taxes	444	474
Current portion of long-term debt	541	563
Total current liabilities	321,026	270,175

Long-term debt	101,620	101,827
Other long-term liabilities	53,888	40,103

Shareholders’ equity:
Common stock	20,140	20,669
Retained earnings	808,181	803,059
Accumulated other comprehensive loss	(19,144)	(5,372)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	773,099	782,278
Noncontrolling interest in variable interest entity	233	223
Total shareholders’ equity	773,332	782,501
	$1,249,866	$1,194,606

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2014	2013
Operating Activities:
Net income	$5,162	$8,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,947	7,377
Share-based compensation expense	1,053	860
Changes in operating assets and liabilities, net of effects from acquisitions	(6,881)	(56,461)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,281	(39,795)

Investing Activities:
Acquisition of businesses, net of cash acquired	(83,423)	(68,975)
Purchases of property, plant and equipment	(876)	(4,922)
Purchases of other assets	(2,352)	—
NET CASH USED IN INVESTING ACTIVITIES	(86,651)	(73,897)

Financing Activities:
Proceeds from short-term borrowings	60,000	20,000
Principal payments on long-term debt	(138)	(140)
Purchase of common stock	(1,582)	—
Net change in restricted cash	(59)	(60)
Contingent consideration payments related to acquisitions of businessess	—	(670)
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,221	19,130

Effect of exchange rates on cash	(8,437)	12,046

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,586)	(82,516)

Cash and cash equivalents at the beginning of the period	215,849	203,892

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$187,263	$121,376

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire DTECH, net	$14,891	$—
Liability incurred to acquire Intific, net	$1,173	$—
Liability incurred to acquire ITMS, net	$—	$3,301

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2014

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature, with the exceptions discussed within the Audit Committee Investigation and Correction of Immaterial Errors subsections below, considered necessary to fairly state the financial position of Cubic Corporation at December 31, 2014 and September 30, 2014; the results of its operations for the three-month periods ended December 31, 2014 and 2013; and its cash flows for the three-month periods ended December 31, 2014 and 2013. Operating results for the three-month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2014.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Audit Committee Investigation

Our Audit Committee has conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Through the application of the Company’s internal controls, management identified an issue which led to the investigation. As a result of the investigation, the Audit Committee and management of the Company have together determined that as of September 30, 2014, the total estimated costs of certain of our Cubic Defense Systems (CDS) segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CDS sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014.

Correction of Immaterial Errors

During the accounting close for our March 31, 2015 financial statements, we identified certain errors, unrelated to the matters described in the paragraph above, in our September 30, 2014 financial statements. These errors included an overstatement of revenue recognition on one contract and the understatement of cost of sales on a small number of contracts. The cumulative impact of these errors resulted in an overstatement of the Company’s operating income for the year ended September 30, 2014 of $1.6 million.

The cumulative amount of the errors described in the two paragraphs above overstated the Company’s operating income for fiscal 2014 by $2.4 million and understated the Company’s operating income for 2013 and prior years, cumulatively, by $0.3 million. The impact of correcting the above mentioned errors in the quarter ended December 31, 2014 understated operating income for the quarter by $2.1 million. The impact of correcting these errors (overstated) understated the following amounts in the quarter ended December 31, 2014 (in thousands):

	Audit Committee
	Investigation
	Error	Other Errors	Total Errors

Net sales:
Products	$747	$517	$1,264

Costs and expenses:
Products	—	138	138
Services	—	438	438
Selling, general and administrative	—	(1,385)	(1,385)
	—	(809)	(809)

Operating income	747	1,326	2,073

Income before income taxes	747	1,326	2,073

Income taxes	299	490	789

Net income attributable to Cubic	$448	$836	$1,284

Based on a qualitative and quantitative analysis of these errors, management concluded that all such errors are cumulatively and individually considered immaterial to the 2014 financial statements and are immaterial to the expected full year results for 2015 and had no effect on the trend of financial results. As such, these errors have been corrected in the financial statements for the quarter ended December 31, 2014.

There have been no material changes to our significant accounting policies as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended September 30, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, we adopted this standard in the first quarter of fiscal year 2015. This adoption did not have a significant impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. However, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We have not yet determined which method of adoption we will select. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of the ASU 2015-02 on our financial statements.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our condensed consolidated financial statements since the respective date of each acquisition.

DTECH LABS, Inc.

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). DTECH, based in Sterling, VA, is a provider of modular networking and baseband communications equipment and adds networking capability to our secure communications business in our Cubic Defense Systems (CDS) segment. In addition, this acquisition expands the portfolio of product offerings and the customer base of our CDS segment.

For the three months ending December 31, 2014, the amount of DTECH’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $1.0 million and $0.8 million, respectively. Included in DTECH’s operating results for the three months ended December 31, 2014 are $0.8 million of transaction and acquisition related costs before related income taxes.

The purchase agreement states that the cost of the acquisition is approximately $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets in the future. The acquisition date fair value of the consideration transferred is estimated to be $99.2 million. In December 2014, we paid cash of approximately $83.4 million and have recorded a liability of $14.9 million as an estimate of the fair value of additional cash consideration that will be due to the seller in the future. The fair value of the additional consideration is made up of two components, the holdback consideration and the contingent consideration.

Approximately $11.4 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. The fair value of the Holdback Consideration is estimated to approximate $11.0 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. The total fair value of the contingent consideration has been estimated at $3.9 million using a real options approach (see Note 5 for further discussion of fair value measurements). The contingent consideration liability will be re-measured to fair value at each reporting date until the contingency is resolved and any changes in fair value will be recognized in earnings.

The acquisition of DTECH was paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$35.1
Non compete agreements	0.7
Backlog	2.1
Cash	0.9
Accounts receivable	5.4
Inventory	4.1
Warranty obligation	(0.4)
Tax liabilities	(3.3)
Accounts payable and accrued expenses	(3.4)
Other net assets acquired	0.2
Net identifiable assets acquired	41.4
Goodwill	57.8
Net assets acquired	$99.2

The estimated fair values of the assets acquired and liabilities assumed, including the fair value of purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The estimated fair value of the accounts receivable, inventory, warranty obligation, accounts payable and accrued expenses will be finalized as further information is received from the seller regarding these items and analysis of this information is completed.

The preliminary fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the non-compete agreements used the with-and-without approach.

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition and is expected to be deductible for tax purposes.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of DTECH with our existing CDS business, including the synergies expected from combining the networking and secure communications technologies of DTECH, and complimentery products that will enhance our overall product and service portfolio. The goodwill also consists of the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CDS segment and is expected to be deductible for tax purposes.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of DTECH for future periods is as follows (in millions):

Year Ended September 30,
2015	$9.2
2016	8.0
2017	6.8
2018	5.5
2019	4.1
Thereafter	4.3

Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific). Intific is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. The acquisition of Intific expanded the portfolio of services and customer base of our Cubic Defense Systems (CDS) segment.

For the three months ended December 31, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $3.4 million and $0.7 million, respectively.

The acquisition date fair value of the consideration transferred was $12.4 million. Through December 31, 2014, we have paid cash of approximately $11.2 million to the seller and as of December 31, 2014 we have accrued a liability of $1.2 million for the remaining cash to be paid.

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

The net deferred tax assets and liabilities offset each other to a negligible amount. However, the deferred tax liabilities of $1.5 million were primarily recorded to reflect the tax impact of amortization related to identified intangible assets that is not expected to be deductible for tax purposes, net of acquisition consideration that is a tax deductible expense. The deferred tax assets of $1.5 million primarily related to the future tax deduction for the cancellation of unvested options.

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

For the three months ended December 31, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $10.0 million and $1.1 million, respectively. For the three months ended December 31, 2013, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $4.7 million and $0.5 million, respectively. Included in the ITMS operating results for the three months ended December 31, 2013 are $0.4 million of transaction costs.

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

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the non-compete agreement and seller agreements valuations used the with-and-without approach. The supplier relationship and intellectual property valuations used the replacement cost approach.

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition and such amortization will not be deductible for tax purposes.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for future periods is as follows (in millions):

Year Ended September 30,
2015	$5.9
2016	4.9
2017	3.9
2018	2.9
2019	0.9
Thereafter	0.1

Changes in goodwill for the three months ended December 31, 2014 were as follows (in millions):

		Mission
	Transportation	Support	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2014	$59.2	$94.4	$30.6	$184.2
Acquisitions	—	—	57.8	57.8
Foreign currency exchange rate changes	(1.9)	—	(0.2)	(2.1)
Balances at December 31, 2014	$57.3	$94.4	$88.2	$239.9

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if DTECH, Intific and ITMS had been included in our consolidated results since October 1, 2013 (in millions):

	Three Months Ended
	December 31,
	2014	2013

Net sales	$328.2	$326.7

Net income attributable to Cubic	$6.2	$7.7

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. There were no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma sales and net income (loss) attributable to Cubic.  The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2013, and it does not purport to project our future operating results.

Note 3 — Net Income Per Share

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended
	December 31,
	2014	2013

Net income attributable to Cubic	$5,152	$8,388

Weighted average shares - basic	26,860	26,784
Effect of dilutive securities	25	99
Weighted average shares - diluted	26,885	26,883

Net income per share attributable to Cubic, basic	$0.19	$0.31
Effect of dilutive securities	—	—
Net income per share attributable to Cubic, diluted	$0.19	$0.31

Anti-dilutive employee share-based awards	—	—

Note 4 — Balance Sheet Details

Marketable Securities

Marketable securities consist of fixed time deposits with short-term maturities. Marketable securities are classified and accounted for as available-for-sale. These investments are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income (loss). There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Condensed Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2014	2014

Trade and other receivables	$16,363	$30,593
Long-term contracts:
Billed	115,049	121,871
Unbilled	267,747	258,074
Allowance for doubtful accounts	(299)	(489)
Total accounts receivable	398,860	410,049
Less estimated amounts not currently due	(14,950)	(15,870)
Current accounts receivable	$383,910	$394,179

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2014 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2014 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2014	2014

Work in process and inventoried costs under long-term contracts	$49,925	$58,440
Materials and purchased parts	2,964	125
Customer advances	(12,050)	(19,790)
Net inventories	$40,839	$38,775

Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. Contract advances, performance-based payments and progress payments received are recorded as an offset against the related inventory balances for contracts that are accounted for on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. This determination is performed on a contract by contract basis. Any amount of payments received in excess of the cumulative amount of accounts receivable and inventoried costs for a contract is classified as customer advances, which is classified as a liability on the balance sheet.

At December 31, 2014, work in process and inventoried costs under long-term contracts includes approximately $1.1 million in costs incurred outside the scope of work or in advance of a contract award compared to $2.3 million at September 30, 2014. We believe it is probable that we will recover the costs inventoried at December 31, 2014, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth fiscal quarter of 2013. These capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract, which is through January 2024. Long-term capitalized costs that were recognized as cost of sales totaled $1.8 million and $0.5 million for the quarters ended December 31, 2014 and 2013, respectively. The balance of long-term capitalized costs at December 31, 2014 is expected to be recognized as cost of sales in approximately equal quarterly amounts in future months through the term of the contract.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.5 million and $9.5 million at December 31, 2014 and September 30, 2014, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of December 31, 2014 was $2.4 million. These assets are classified as other non-current assets and consist of insurance contracts with a carrying value of $2.0 million and marketable securities with a carrying value of $0.4 million. The carrying value of the life insurance contracts is based upon the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income.

Note 5 — Fair Value of Financial Instruments

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

The fair value of cash equivalents and short-term investments approximates their cost. The fair value of our marketable securities is determined based on quoted market prices for identical securities. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of our contingent consideration liability to the seller of DTECH is revalued to its fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. The fair value of the contingent consideration was estimated using a real options approach. Each annual payment was modeled using a portfolio of long and short digital options written on the underlying earnings metric (revenue or gross profit). The strike price for each option is the respective earnings threshold as specified in the agreement, and the spot price is calibrated to the revenue and gross profit forecast by calculating the present value of the corresponding projected earnings metric using a risk-adjusted discount rate. The volatility for the underlying earnings metrics was estimated to be 22% based on analysis of comparable guideline public companies. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period. The inputs to this model are significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. There was no change in the fair value of the contingent consideration between the date of the acquisition of DTECH and December 31, 2014; therefore, no contingent consideration expense was recorded in the quarter. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7,349	$32,799	$—	$40,148
Marketable securities	—	1,196	—	1,196
Current derivative assets	—	8,383	—	8,383
Noncurrent derivative assets	—	9,345	—	9,345
Marketable securities in rabbi trust	352	—	—	352
Total assets measured at fair value	$7,701	$51,723	$—	$59,424
Liabilities
Current derivative liabilities	$—	$7,434	$—	$7,434
Noncurrent derivative liabilities	—	9,213	—	9,213
Current contingent consideration to seller of DTECH	—	—	1,679	1,679
Noncurrent contingent consideration to seller of DTECH	—	—	2,221	2,221
Total liabilities measured at fair value	$—	$16,647	$3,900	$20,547

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$46,183	$34,511	$—	$80,694
Marketable securities	—	1,196	—	1,196
Current derivative assets	—	7,389	—	7,389
Noncurrent derivative assets	—	5,920	—	5,920
Total assets measured at fair value	$46,183	$49,016	$—	$95,199
Liabilities
Current derivative liabilities	$—	$6,645	$—	$6,645
Noncurrent derivative liabilities	—	5,878	—	5,878
Total liabilities measured at fair value	$—	$12,523	$—	$12,523

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2014	2014
Fair value	$100.6	$99.6
Carrying value	$102.2	$102.4

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique.

Note 6 — Financing Arrangements

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

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2014, there were borrowings totaling $60.0 million under this agreement and there were letters of credit outstanding totaling $17.5 million, which reduce the available line of credit to $122.5 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2014 there were letters of credit outstanding under this agreement of $46.8 million. Restricted cash at December 31, 2014 of $69.1 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of December 31, 2014, we had letters of credit and bank guarantees outstanding totaling $68.3 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $8.2 million as of December 31, 2014, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.5 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At December 31, 2014, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2014, these agreements do not restrict such distributions to shareholders. We have been unable to comply with covenants requiring us to provide our lenders with interim financial information on a timely basis. However, we have entered into consents with our lenders which have included extensions to the dates by which we are required to deliver our interim financial information to May 29, 2015, and as such we are not in default under our lending arrangements or credit agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.5 million and $9.1 million as of December 31, 2014 and September 30, 2014, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2014	2013
Service cost	$172	$152
Interest cost	2,332	2,471
Expected return on plan assets	(3,388)	(3,269)
Amortization of actuarial loss	154	198
Administrative expenses	38	38
Net pension benefit	$(692)	$(410)

Note 8 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through December 31, 2014, the Compensation Committee has granted 542,488 RSU’s with time-based vesting and 488,604 RSU’s with performance-based vesting under this program.

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

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of performance goals established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. For the performance-based RSUs granted to date, the vesting will be contingent upon Cubic meeting one of three types of vesting criteria over the performance period. These three categories of vesting criteria consist of revenue growth targets, earnings targets, and return on equity targets. The level at which Cubic performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

Through December 31, 2014, Cubic has granted 1,031,092 restricted stock units of which 175,880 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At December 31, 2014, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 378,262.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-
		Average Grant-
	Number of Shares	Date Fair Value
Unvested at September 30, 2014	642,949	$46.43
Granted	299,507	48.10
Vested	(105,886)	45.86
Forfeited	(10,926)	45.59
Unvested at December 31, 2014	825,644	$47.12

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three-month periods ended December 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended
	December 31,
	2014	2013
Cost of sales	$173	$61
Selling, general and administrative	880	799
	$1,053	$860

As of December 31, 2014, there was $32.8 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $18.1 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2014. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 — Income Taxes

Our effective tax rate for the three months ended December 31, 2014 was 12% as compared to 22% for the year ended September 30, 2014. The effective tax rate for the three months ended December 31, 2014 is lower than the year ended September 30, 2014, primarily as a result of the reinstatement of the U.S. federal research and development credit during the first quarter of fiscal 2015.

The amount of net unrecognized tax benefits was $7.6 million as of December 31, 2014 and $4.7 million as of September 30, 2014, exclusive of interest and penalties. The increase in net unrecognized tax benefits during the quarter was primarily related to acquisitions. At December 31, 2014, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.8 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $1.0 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of December 31, 2014, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2011-2014 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

We are required to assess whether a valuation allowance should be recorded against our deferred tax assets (DTAs) by jurisdiction based on the consideration of all available evidence, with significant weight given to evidence that can be objectively verified and using a “more likely than not” realization standard. As of December 31, 2014, we evaluated our net DTAs, including an assessment of the cumulative income or loss over the prior three-year and future periods, to determine if a valuation allowance was required. Through December 31, 2014, a valuation allowance of $14.3 million has been established for certain deferred tax assets related to state tax credits, certain foreign operating losses and other foreign assets.

Note 11 — Derivative Instruments and Hedging Activities

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2014 and September 30, 2014 (in thousands):

	Notional Principal
	December 31,	September 30,
	2014	2014
Instruments designated as accounting hedges:
Foreign currency forwards	$260,358	$249,628

Instruments not designated as accounting hedges:
Foreign currency forwards	$140,059	$136,955

Included in the amounts not designated as accounting hedges above at December 31, 2014 and September 30, 2014 are foreign currency forwards with notional principal amounts of $130.1 million and $132.1 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the three months ended December 31, 2014 and 2013. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of December 31, 2014 or September 30, 2014.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014 (in thousands):

		Fair Value
		December 31,	September 30,
	Balance Sheet Location	2014	2014
Asset derivatives:
Foreign currency forwards	Other current assets	$8,383	$7,389
Foreign currency forwards	Other noncurrent assets	9,345	5,920
		$17,728	$13,309
Liability derivatives:
Foreign currency forwards	Other current liabilities	$7,434	$6,645
Foreign currency forwards	Other noncurrent liabilities	9,213	5,878
Total		$16,647	$12,523

The tables below present gains and losses recognized in other comprehensive income (loss) for the three months ended December 31, 2014 and 2013 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Three Months Ended
	December 31, 2014		December 31, 2013
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion
Foreign currency forwards	$294	$732	$1,920	$(49)
Forward starting swap	—	—	(217)	—
	$294	$732	$1,703	$(49)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three months ended December 31, 2014. For the three months ended December 31, 2013, we recognized a gain of $0.4 million related to derivative instruments classified as not highly effective. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.7 million, net of income taxes.

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

Forward starting swap

In July 2012 we entered into a forward starting swap contract with a bank in order to manage our exposure to fluctuations in interest rates related to an anticipated financing. This forward starting swap terminated on July 1, 2014. During the quarter ended December 31, 2013 we recognized income of $0.4 million related to the change in the fair value of the forward starting swap.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2014	2013
Sales:
Transportation Systems	$131.5	$127.1
Mission Support Services	89.0	99.2
Defense Systems	98.0	80.8
Total sales	$318.5	$307.1

Operating income (loss):
Transportation Systems	$12.1	$3.1
Mission Support Services	—	2.8
Defense Systems	(2.7)	7.1
Unallocated corporate expenses and other	(2.2)	(1.2)
Total operating income	$7.2	$11.8

Depreciation and amortization:
Transportation Systems	$3.1	$2.6
Mission Support Services	2.4	3.2
Defense Systems	3.2	1.4
Other	0.2	0.2
Total depreciation and amortization	$8.9	$7.4

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by $10.8 million for the three months ended December 31, 2014 and increased operating income by $3.2 million for the three months ended December 31, 2013.

These adjustments decreased net income by approximately $6.0 million ($0.22 per share) for the three months ended December 31, 2014 and increased net income by approximately $2.5 million ($0.09 per share) for the three months ended December 31, 2013.

Note 13 — Legal Matters

In November 2011, we received a claim from a public transit authority customer which alleged that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority sought recoupment from us of a total amount of $4.5 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. In July 2014, we entered into a settlement agreement with the customer for a cash payment of $2.6 million plus an assignment of forty percent of any insurance proceeds we receive under relevant insurance policies. In June 2014 we reduced our accrued costs to $2.6 million. In March 2015, our insurer paid us $1.8 million related to this matter and we paid our customer forty percent of this amount, or $0.7 million, in connection with the settlement agreement with the customer. We recognized a gain of the net amount of $1.1 million as a reduction of general and administrative expenses in the first quarter of fiscal 2015.

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014, these cases were consolidated into a single case and the plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and are vigorously defending this lawsuit. As this case remains in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014. The plaintiff alleged his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff was also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We undertook the defense of this matter pursuant to our contractual obligations to our transit customer. We entered into a settlement agreement with the plaintiff in March 2015 whereby we paid the plaintiff $4,000 and the plaintiff voluntarily withdrew his case.

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

In January 2015, we received $3.6 million as a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement will be recorded as a reduction of research and development and general and administrative expenses in the quarter ending March 31, 2015.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 14 — Subsequent Events

In February 2015, we restructured our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the Company. In connection with the restructuring we incurred a charge of $5.4 million in the second quarter of fiscal 2015. After this restructuring there is now a single, combined management structure for CDS and MSS. However, for segment financial reporting purposes, in the future we will continue to report the financial results of CDS and MSS separately. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. There have been no significant changes in the operations that are included in these segments as the results of the restructuring.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2014

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

CDS is focused on two primary lines of business: Training Systems and Secure Communications. CDS is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, asset tracking and search and rescue markets. Our acquisition of DTECH LABs, Inc. in December 2014, added networking capability to our secure communications business.

Consolidated Overview

Sales for the quarter ended December 31, 2014 increased 4% to $318.5 million from $307.1 million in the first quarter of last year. Sales from CTS and CDS increased 3% and 21%, respectively, while MSS sales decreased 10% compared to the first quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $5.2 million for the first quarter compared to the same period last year. Sales generated by businesses we acquired during 2015 and 2014 totaled $14.4 million for the three months ended December 31, 2014 compared to $4.7 million for the three months ended December 31, 2013. See the segment discussions following for further analysis of segment sales.

Operating income was $7.2 million in the first quarter compared to $11.8 million in the first quarter of last year, a decrease of 39%. CTS operating income increased by 290% while MSS and CDS operating income decreased to zero and a loss of $2.7 million, respectively. Businesses we acquired during 2015 and 2014 contributed operating losses of $3.5 million for the three months ended December 31, 2014 compared to operating losses of $0.5 million for the three months ended December 31, 2013. Unallocated corporate and other costs for the first quarter of 2015 were $2.2 million compared to $1.2 million in 2014. The increase in unallocated corporate costs is primarily related to strategic and IT system resource planning, and an increase in stock-based compensation that has not been allocated to segment operations as these costs are not recoverable in our contracts with the U.S. government. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.6 million for the first quarter compared to the same period last year. The correction of immaterial errors reduced operating income in the first quarter of fiscal 2015 by $2.1 million. See Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements” for further detail.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased by 16% to $16.1 million in the quarter from $19.2 million in the first quarter of last year. The changes in Adjusted EBITDA for the quarter ended December 31, 2014 are primarily related to the changes in operating income for the corresponding periods. See the reconciliation below of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the first quarter of fiscal 2015 decreased to $5.2 million, or 19 cents per share, compared to $8.4 million, or 31 cents per share last year. Net income decreased for the quarter primarily due to the decrease in operating income described above, partially offset by a decrease in income tax expense, as described below. In addition, net other expense increased in the first quarter of 2015 as compared to 2014 due to a gain of $0.4 million which had been recognized in December 2013 related to changes in the fair value of a forward starting swap. This swap settled in July 2014, therefore there were no gains or losses related to this swap in 2015.

Our gross margin percentage on product sales decreased to 19% in the first quarter of fiscal 2015 from 29% last year. The decrease in the gross margin percentage in the first quarter of 2015 resulted primarily from growth in expected costs to complete two contracts, one in CTS and the other in CDS. In addition, decreased sales of higher margin ground combat training systems in our defense systems business and lower sales of higher margin system development work on transportation contracts in the U.K. contributed to the decrease.

Our gross margin percentage on service sales increased to 21% in the first quarter of fiscal 2015 from 13% last year. The increase in the gross margin percentage on services sales for the three-month period ended December 31, 2014 is primarily due to a decrease in losses incurred on a transportation contract in Chicago. The quarter ended December 31, 2013 was the first full quarter of the provision of services under this contract, and the cost of providing services on this contract were higher during the quarter ended December 31, 2013 than in subsequent quarters. Revenue recognized on this contract is limited to billable amounts. The billable amounts were significantly less than costs incurred to provide these services during the initial months of providing these services in fiscal 2014; however, billable amounts have continued to increase as the contract has progressed.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2015 to $47.6 million compared to $36.8 million in 2014. As a percentage of sales, SG&A expenses were 15% for the first quarter of fiscal 2015 compared to 12% in 2014. The increase in SG&A expenses in the first quarter was primarily due to SG&A expenses associated with companies we acquired during or subsequent to the first quarter of fiscal 2014, expenses incurred in the first quarter of 2015 related to strategic and IT system resource planning, labor costs associated with an increased number of strategic leadership personnel as compared to early fiscal 2014, and increased compensation cost from restricted stock units granted to certain members of management.

Company funded research and development expenditures, which relate to new defense and transportation technologies under development, decreased to $4.3 million for the first quarter compared to $4.9 million last year. Amortization of purchased intangibles increased for the first quarter of 2015 to $5.9 million compared to $5.4 million last year due to the increase in intangible assets related to businesses acquired during 2014 and 2015.

The Tax Increase Prevention Act of 2014, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2014 through December 31, 2014, was enacted into law during the first quarter of fiscal 2015. Therefore, the tax benefit resulting from the reinstatement for a portion of fiscal 2015 was reflected in our estimated annual effective tax rate for fiscal 2015. Additionally, a net discrete tax benefit of approximately $0.8 million was recorded in the first quarter of fiscal 2015 related to the reinstatement of the federal research and development tax credit for fiscal 2014. After consideration of both of these items, we estimate our annual effective income tax rate for fiscal 2015 will be approximately 21%. The effective rate for fiscal 2015 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2014	2013
	(in millions)

Transportation Systems Segment Sales	$131.5	$127.1

Transportation Systems Segment Operating Income	$12.1	$3.1

CTS sales increased 3% in the first quarter to $131.5 million compared to $127.1 million last year. Sales from ITMS, a company we acquired in December 2013 increased by $5.3 million in the first quarter of fiscal 2015 as compared to the first quarter last year. Revenue recognized on a system development and operations contract in Chicago was higher in the first quarter of 2015 than in the first quarter of 2014. For this Chicago contract, the recognition of sales is limited to billable amounts and billable amounts have continued to increase as the contract has progressed. We also recognized higher sales on a system development contract in Australia. These increases in sales were partially offset by decreased work on system development contracts in the U.K. and U.S.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $4.1 million for the first quarter compared to the same period last year.

CTS operating income increased 290% in the first quarter to $12.1 million compared to $3.1 million last year. The increase was attributable to the increase in gross margins on a contract in Chicago as described above, reduced operating losses on service contracts in Sydney, Australia, and increased operating profit on higher volumes of service work provided in the U.K. In addition, in March 2015, we recovered $1.1 million from an insurance company related to a legal matter that was recorded as a reduction of general and administrative expenses in the first quarter of fiscal 2015. These increases in operating income were partially offset by a $6.5 million decrease in operating revenue and income caused by the impact of growth in estimated costs to complete a system development contract in North America due to changes in the delivery schedule of the contract. We expect to recover a portion or all of these additional costs as a result of ongoing commercial discussions with the customer; however, the amount of recovery, if any, cannot be determined at this time. In addition, we experienced lower margins on decreased systems development work in the U.K. and U.S. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.4 million for the first quarter compared to the same period last year.

ITMS incurred an operating loss of $0.9 million for the three months ended December 31, 2014 compared to an operating loss of $0.5 million for the quarter ended December 31, 2013.

In January 2015, we received $3.6 million as a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement will be recorded as a reduction of CTS research and development and general and administrative expenses in the quarter ended March 31, 2015.

Mission Support Services Segment (MSS)

	Three Months Ended
	December 31,
	2014	2013
	(in millions)

Mission Support Services Segment Sales	$89.0	$99.2

Mission Support Services Segment Operating Income	$—	$2.8

MSS sales decreased 10% in the first quarter to $89.0 million compared to $99.2 million last year. Sales for the first three months of the fiscal year were lower due in part to the loss of a contract early in fiscal year 2014 due to a lower bid by a competitor. The contract was recompeted and, in early fiscal 2015 we were awarded the contract again. However, services on this contract did not commence until December 1, 2014. In addition, there were fewer training exercises conducted under our Joint Readiness Training Center contract in the first quarter of 2015 as compared to the first quarter of last year. These reductions were partially offset by growth in the Simulator Training business area.

In the first quarter of 2015, MSS had break-even operating margins compared to $2.8 million of operating income last year. The decreased operating income for the quarter resulted from the sales decreases described above and reduced profit margins on contracts due to competitive pressures driving down bid prices. In addition MSS had higher compensation costs than normal during the first quarter of fiscal 2015 due to the costs of recruiting new executive management.

Defense Systems Segment (CDS)

	Three Months Ended
	December 31,
	2014	2013
	(in millions)
Defense Systems Segment Sales
Training systems	$83.8	$70.0
Secure communications	14.2	10.8
	$98.0	$80.8

Defense Systems Segment Operating Income (Loss)
Training systems	$(1.2)	$6.6
Secure communications	(1.4)	0.4
Restructuring costs	(0.1)	0.1
	$(2.7)	$7.1

Training Systems

Training systems sales increased 20% in the first quarter to $83.8 million compared to $70.0 million last year. Sales were higher for the quarter from air combat training system sales, particularly in the Middle East, and on simulation contracts. In addition, Intific, a training systems business acquired by CDS in February 2014 contributed sales of $3.4 million for the first quarter of fiscal 2015. These increases in sales were partially offset by lower sales of ground combat training systems for the quarter, including lower sales in the Far East.

Operating results in the first quarter of 2015 generated an operating loss of $1.2 million compared to operating income of $6.6 million last year. An increase in estimated costs to complete a contract for the development of a training system due to higher than expected development costs, in part resulting from customer directed work outside the scope of the contract, resulted in a loss of $5.3 million for the quarter from this contract. While we expect to recover some or all of these costs through a contract claim process, at this time it is not possible to determine the amount, if any, of the amount that will be recovered. In addition, the reduction in sales of ground combat training systems mentioned above resulted in decreased operating income for the quarter. Also, decreased work on ground combat systems in the Far East led to lower operating income, and cost growth on a simulator contract in the Middle East also contributed to the decrease. In addition, Intific incurred operating losses of $1.1 million in the quarter. These reductions in operating income were partially offset by increased operating income on the increased sales of air combat training systems.

Secure Communications

Our secure communications products business supplies secure network systems, data links, search and rescue avionics, high power RF amplifiers, cyber security appliances, and asset tracking solutions for the U.S. military, government agencies, and allied nations.

Secure communications sales increased 31% in the first quarter to $14.2 million compared to $10.8 million last year. Sales increased from data link products and personnel locator systems, but were lower for cyber security appliances. In addition, DTECH, a business acquired by CDS in December 2014 contributed sales of $1.0 million for the first quarter of fiscal 2015.

Secure communications operating loss was $1.4 million in the first quarter compared to operating income of $0.4 million last year. The operating loss in the first quarter of fiscal 2015 was primarily caused by a $1.5 million loss before income taxes incurred by DTECH, including $0.8 million of transaction and acquisition related costs. Our secure communications business realized higher operating profits on higher sales of data link products and personnel locator systems, but lower profits on lower sales of cyber security appliances.

Backlog

	December 31,	September 30,
	2014	2014
	(in millions)
Total backlog
Transportation Systems	$1,971.4	$1,994.6
Mission Support Services	622.6	616.0
Defense Systems:
Training systems	572.6	530.7
Secure communications	40.6	38.9
Total Defense Systems	613.2	569.6
Total	$3,207.2	$3,180.2

Funded backlog
Transportation Systems	$1,971.4	$1,994.6
Mission Support Services	159.4	170.9
Defense Systems:
Training systems	572.6	530.7
Secure communications	40.6	38.9
Total Defense Systems	613.2	569.6
Total	$2,744.0	$2,735.1

Total backlog increased $27.0 million from September 30, 2014 to December 31, 2014. Increases in backlog of CDS and MSS were partially offset by a decrease in backlog for CTS. A secure communications business we acquired in December 2014 had backlog of $7.3 million at the date of acquisition. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $54.1 million compared to September 30, 2014.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Three Months Ended
	December 31,
	2014	2013
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$5,152	$8,388
Add:
Provision for income taxes	695	2,439
Interest expense, net	406	616
Other expense (income), net	916	346
Noncontrolling interest in income of VIE	10	41
Depreciation and amortization	8,947	7,377
ADJUSTED EBITDA	$16,126	$19,207

Liquidity and Capital Resources

Operating activities provided cash of $8.3 million for the three-month period primarily due to the excess of cash received from customers over the cash paid to vendors and employees. For the quarter ended December 31, 2014, MSS and CTS provided cash from operating activities, while the operating activities of CDS used cash.

Investing activities for the three-month period included $83.4 million of cash paid related to the acquisition of a business in our CDS segment, capital expenditures of $0.9 million and funding of a rabbi trust related to our deferred compensation plan of $2.4 million. Financing activities for the three-month period consisted primarily of the net receipt of proceeds of $60.0 million from short-term borrowings that, in addition to existing cash resources, was used to finance the business acquisition discussed above and we repurchased $1.6 million of common stock in connection with our stock-based compensation plan.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $8.4 million to our cash balance as of December 31, 2014 compared to September 30, 2014, and a decrease to Accumulated Other Comprehensive Income of $13.8 million during the three-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December31, 2014, there were borrowings totaling $60.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.67% at December 31, 2014. At December 31, 2014 there were letters of credit outstanding under the Revolving Credit Agreement totaling $17.5 million, which reduce the available line of credit to $122.5 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2014, there were letters of credit outstanding under this agreement of $46.8 million. In support of the Secured Letter of Credit Facility, we placed $69.1 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.6 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

As of December 31, 2014, $169.5 million of the $187.3 million of our cash and cash equivalents was held by our foreign subsidiaries. We also had $69.1 million of restricted cash in the U.K. at December 31, 2014. If any of these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Our $1.2 million of marketable securities are held in the U.S.

Our financial condition remains strong with working capital of $408.0 million and a current ratio of 2.3 to 1 at December 31, 2014. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists which requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Accordingly, we adopted this standard in the first quarter of fiscal year 2015. This adoption did not have a significant impact on our financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of the ASU 2015-02 on our financial statements.

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

For further information, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2014.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

•                  unanticipated issues related to the restatement of our financial statements for fiscal years 2013 and 2012;

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2014 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We have identified certain deficiencies in internal control that failed to prevent or detect in a timely manner the errors described in the sections, “Audit Committee Investigation” and “Correction of Immaterial Errors” in Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements”. These control deficiencies include the lack of sufficient precision in the review and supervision of the estimated costs to complete contracts in our Cubic Defense Systems segment as well as the lack of sufficient precision of review and supervision of revenue calculations and cost accruals of our Cubic Transportation Systems segment. Based upon our assessment of the control deficiencies identified, including assessment of compensating controls that were designed to prevent and detect material errors of the types identified, we have concluded that these deficiencies do not individually, or in aggregate, constitute a material weakness.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are currently in the process of developing and implementing new and revised control procedures over financial reporting related to the control deficiencies identified above.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In November 2011, we received a claim from a public transit authority customer which alleged that the authority incurred a loss of transit revenue due to the inappropriate and illegal actions of one of our former employees, who has pled guilty to the charges. This individual was employed to work on a contract we acquired in a business combination in 2009 and had allegedly been committing these illegal acts from almost two years prior to our acquisition of the contract, until his arrest in May 2011. The transit system was designed and installed by a company unrelated to us. The transit authority sought recoupment from us of a total amount of $4.5 million for alleged lost revenue, fees and damages. In March 2012, the county superior court entered a default judgment against our former employee and others for $2.9 million based upon the estimated loss of revenue by the public transit authority customer. In 2012, we recorded an accrued cost of $2.9 million within general and administrative expense in the transportation systems segment based upon the court’s assessment of these losses. In July 2014, we entered into a settlement agreement with the customer for a cash payment of $2.6 million plus an assignment of forty percent of any insurance proceeds we receive under relevant insurance policies. In June 2014 we reduced our accrued costs to $2.6 million. In March 2015, our insurer paid us $1.8 million related to this matter and we paid our customer forty percent of this amount, or $0.7 million, in connection with the settlement agreement with the customer. We recognized a gain of the net amount of $1.1 million as a reduction of general and administrative expenses in the first quarter of fiscal 2015.

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014, these cases were consolidated into a single case and the plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and are vigorously defending this lawsuit. As this case remains in its early stages, we cannot estimate the probability of loss or any range of estimate of possible loss.

Also in October 2013, a lawsuit was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division against our same transit customer alleging conversion and unjust enrichment. This lawsuit was later amended and refiled in May 2014. The plaintiff alleged his bank debit card was charged two dollars and twenty-five cents for his ride on the transit system rather than the ride being charged to his transit fare card. This plaintiff was also seeking to have his case certified as a class action for all patrons whose bank cards were charged in the same manner. We undertook the defense of this matter pursuant to our contractual obligations to our transit customer. We entered into a settlement agreement with the plaintiff in March 2015 whereby we paid the plaintiff $4,000 and the plaintiff voluntarily withdrew his case.

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

In January 2015, we received $3.6 million as a settlement of a claim related to the reimbursement of expenses we incurred in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement will be recorded as a reduction of research and development and general and administrative expenses in the quarter ending March 31, 2015.

In addition to the matters described above, we are subject to various claims and legal proceedings that arise in the ordinary course of our business from time to time, including claims and legal proceedings that have been asserted against us by customers, former employees and competitors. We have accrued for estimated losses in the accompanying unaudited consolidated financial statements for matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually or in the aggregate, are likely to have a material adverse effect on our financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties and our views on these matters may change in the future. Were an unfavorable outcome to occur in any one or more of those matters or the matters described above, over and above the amount, if any, that has been estimated and accrued in our unaudited consolidated financial statements, it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows in the period in which the unfavorable outcome occurs or becomes both probable and estimable, and potentially in future periods.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2014, other than as follows:

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations.

As a part of our ongoing effort to upgrade our current information systems, we have begun the process of designing and implementing new enterprise resource planning software and other software applications to manage certain of our business operations. The cost of the software and integration are expected to range from $55 million to $60 million and are expected to be implemented in phases over the next 2.5 years. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K filed for the fiscal year ended September 30, 2014, file No. 001-08931, Exhibit 10.5.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 18, 2015	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 18, 2015	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)