Form 10-Q
period 2015-03-31
CUBIC CORP /DE/
filed 2015-05-18
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

For the Quarter Ended March 31, 2015

EXPLANATORY NOTE REGARDING AUDIT COMMITTEE INVESTIGATION

As disclosed in Item 2.02 of Form 8-K furnished on February 17, 2015, the Audit Committee of Cubic Corporation (“Company”, “we”, and “us”) conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review the Company’s controls and procedures in connection with programs that are accounted for under the percentage of completion method. The Company’s internal controls identified the issue which led to the investigation.  As a result of the investigation, the Audit Committee and management of the Company have together determined that at September 30, 2014, the total estimated costs of certain of the Company’s Cubic Global Defense Systems (CGD Systems) segment (formerly known as Cubic Defense Systems (CDS) segment) contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014. This error, in addition to other unrelated immaterial errors that have been identified by the Company’s management, are considered cumulatively immaterial and have been corrected in the financial statements for the quarter ended December 31, 2014.

See Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements” and “Part I - Item 4. Controls and Procedures” for further detail.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales:
Products	$259,122	$268,770	$130,510	$146,789
Services	398,200	392,859	208,324	207,703
	657,322	661,629	338,834	354,492

Costs and expenses:
Products	194,545	196,944	90,121	110,185
Services	305,337	324,180	156,045	162,693
Selling, general and administrative	100,476	85,019	52,922	48,265
Research and development	6,892	9,873	2,640	4,959
Amortization of purchased intangibles	14,429	11,403	8,494	6,010
Restructuring costs	5,258	203	5,406	203
	626,937	627,622	315,628	332,315

Operating income	30,385	34,007	23,206	22,177

Other income (expense):
Interest and dividend income	903	363	438	118
Interest expense	(1,933)	(1,613)	(1,062)	(752)
Other income (expense) - net	(900)	40	16	386

Income before income taxes	28,455	32,797	22,598	21,929

Income taxes	34,304	8,248	33,609	5,809

Net income (loss)	(5,849)	24,549	(11,011)	16,120

Less noncontrolling interest in income of VIE	23	69	13	28

Net income (loss) attributable to Cubic	$(5,872)	$24,480	$(11,024)	$16,092

Net income (loss) per share attributable to Cubic
Basic	$(0.22)	$0.91	$(0.41)	$0.60
Diluted	$(0.22)	$0.91	$(0.41)	$0.60

Dividends per common share	$0.14	$0.12	$0.14	$0.12

Weighted average shares used in per share calculations:
Basic	26,861	26,785	26,862	26,786
Diluted	26,861	26,892	26,862	26,901

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income (loss)	$(5,849)	$24,549	$(11,011)	$16,120
Other comprehensive income (loss):
Foreign currency translation	(33,057)	11,862	(19,094)	3,645
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	967	(181)	300	(1,288)
Adjustment for net gains/losses realized and included in net income, net of tax	(868)	(23)	(392)	(55)
Total change in net unrealized gains/losses from cash flow hedges, net of tax	99	(204)	(92)	(1,343)
Total other comprehensive income (loss)	(32,958)	11,658	(19,186)	2,302
Total comprehensive income (loss)	$(38,807)	$36,207	$(30,197)	$18,422

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$208,104	$215,849
Restricted cash	69,157	69,056
Marketable securities	4,482	1,196
Accounts receivable - net	376,425	394,179
Recoverable income taxes	15,516	16,055
Inventories - net	48,779	38,775
Deferred income taxes and other current assets	28,122	30,277
Total current assets	750,585	765,387

Long-term contract receivables	14,310	15,870
Long-term capitalized contract costs	73,070	76,209
Property, plant and equipment - net	70,754	64,149
Deferred income taxes	2,701	17,849
Goodwill	237,395	184,141
Purchased intangibles - net	85,463	63,618
Other assets	23,670	7,383
	$1,257,948	$1,194,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$55,000	$—
Trade accounts payable	22,986	31,344
Customer advances	117,890	91,690
Accrued compensation and other current liabilities	144,082	133,367
Income taxes payable	10,174	12,737
Deferred income taxes	4,773	474
Current portion of long-term debt	514	563
Total current liabilities	355,419	270,175

Long-term debt	101,412	101,827
Other long-term liabilities	58,457	40,103

Shareholders’ equity:
Common stock	23,308	20,669
Retained earnings	793,514	803,059
Accumulated other comprehensive loss	(38,330)	(5,372)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	742,414	782,278
Noncontrolling interest in variable interest entity	246	223
Total shareholders’ equity	742,660	782,501
	$1,257,948	$1,194,606

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating Activities:
Net income (loss)	$(5,849)	$24,549	$(11,011)	$16,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,064	15,229	11,117	7,852
Share-based compensation expense	5,291	2,585	4,238	1,725
Changes in operating assets and liabilities net of effects from acquisitions	41,592	(71,662)	48,473	(15,201)
NET CASH PROVIDED BY (USED IN) IN OPERATING ACTIVITIES	61,098	(29,299)	52,817	10,496

Investing Activities:
Acquisition of businesses, net of cash acquired	(89,460)	(79,683)	(6,037)	(10,708)
Purchases of property, plant and equipment	(2,580)	(10,947)	(1,704)	(6,025)
Purchases of marketable securities	(4,590)	—	(4,590)	—
Proceeds from sales or maturities of marketable securities	1,196	4,055	1,196	4,055
Purchases of other assets	(2,993)	—	(641)	—
NET CASH USED IN INVESTING ACTIVITIES	(98,427)	(86,575)	(11,776)	(12,678)

Financing Activities:
Proceeds from short-term borrowings	70,000	30,000	10,000	10,000
Principal payments on short-term borrowings	(15,000)	—	(15,000)	—
Principal payments on long-term debt	(269)	(284)	(131)	(144)
Proceeds from issuance of common stock	—	113	—	113
Purchases of common stock	(1,723)	—	(141)	—
Dividends paid	(3,627)	(3,215)	(3,627)	(3,215)
Net change in restricted cash	(101)	397	(42)	457
Contingent consideration payments related to acquisitions of businessess	—	(1,117)	—	(447)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,280	25,894	(8,941)	6,764

Effect of exchange rates on cash	(19,696)	11,431	(11,259)	(615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,745)	(78,549)	20,841	3,967

Cash and cash equivalents at the beginning of the period	215,849	203,892	187,263	121,376

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$208,104	$125,343	$208,104	$125,343

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire DTECH, net	$8,854	$—	$—	$—
Liability incurred to acquire Intific, net	$1,173	$2,233	$—	$2,233
Liability incurred to acquire ITMS, net	$—	$3,301	$—	$—
Liability incurred to acquire internal use software	$10,800	$—	$10,800	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature, with the exceptions discussed within the Audit Committee Investigation and Correction of Immaterial Errors subsections below, considered necessary to fairly state the financial position of Cubic Corporation at March 31, 2015 and September 30, 2014; the results of its operations for the three- and six-month periods ended March 31, 2015 and 2014; and its cash flows for the three- and six-month periods ended March 31, 2015 and 2014. Operating results for the three- and six-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2014.

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. After this restructuring there is now a single, combined management structure for our legacy Cubic Defense Systems (CDS) and legacy Mission Support Services (MSS) segments. However, for segment financial reporting purposes, we continue to report the financial results of our defense systems and defense services segments separately. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. There have been no significant changes in the operations that are included in each of these reporting segments as a result of the restructuring.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Audit Committee Investigation

Our Audit Committee has conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Through the application of the Company’s internal controls, management identified an issue which led to the investigation. As a result of the investigation, the Audit Committee and management of the Company have together determined that as of September 30, 2014, the total estimated costs of certain of our CGD Systems segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014.

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

Interim Goodwill Impairment Test

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

At March 31, 2015 our Defense Services reporting unit had $94.4 million of goodwill. In the second quarter of fiscal 2015, we learned that our Defense Services business had not won two contracts for new work on which it had submitted proposals.  Consequently, in the second quarter our Defense Services business lowered its internal profitability projections.  As such, in the second quarter of fiscal 2015 we believed that it was appropriate to perform an interim goodwill impairment test for our Defense Services reporting unit.

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

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables. Based upon the results of the first step of the impairment analysis that we performed, the estimated fair value for our Defense Services reporting unit exceeded its carrying value. As such, no impairment of goodwill was recorded in connection with our interim impairment test.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments contained in this update change the criteria for reporting discontinued operations and enhance the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. Examples could include a disposal of a major line of business, a major geographical area, a major equity method investment, or other major parts of an entity. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We adopted this standard in the second quarter of fiscal year 2015. This adoption did not have a significant impact on our financial statements.

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

DTECH LABS, Inc.

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). DTECH, based in Sterling, VA, is a provider of modular networking and baseband communications equipment and adds networking capability to our secure communications business in our CGD Systems segment. In addition, this acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the three months ending March 31, 2015, the amount of DTECH’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $10.8 million and $1.0 million, respectively. For the six months ended March 31, 2015, the amount of DTECH’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $11.8 million and $1.8 million, respectively. Included in DTECH’s operating results for the six months ended March 31, 2015 are $0.8 million of transaction and acquisition related costs before related income taxes.

The purchase agreement states that the cost of the acquisition is approximately $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets in the future. The acquisition date fair value of the consideration transferred is estimated to be $99.2 million. In December 2014, we paid cash of approximately $83.4 million and in March 2015, we paid cash of approximately $6.0 million. At March 31, 2015 we have recorded a liability of $8.9 million as an estimate of the fair value of additional cash consideration that will be due to the seller in the future. The fair value of the additional consideration is made up of two components, the holdback consideration and the contingent consideration.

Approximately $5.4 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. The fair value of the Holdback Consideration is estimated to approximate $5.0 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. The total fair value of the contingent consideration has been estimated at $3.9 million using a real options approach (see Note 5 for further discussion of fair value measurements). The contingent consideration liability will be re-measured to fair value at each reporting date until the contingency is resolved and any changes in fair value will be recognized in earnings. There has been no change in the estimated fair value of the total estimated contingent payments to be made to the seller since the date of the acquisition.

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of DTECH with our existing CGD Systems business, including the synergies expected from combining the networking and secure communications technologies of DTECH, and complementary products that will enhance our overall product and service portfolio. The goodwill also consists of the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is expected to be deductible for tax purposes.

Based upon the preliminary estimate of the fair value of identifiable intangible assets, the estimated amortization expense related to the intangible assets recorded in connection with our acquisition of DTECH for future periods is as follows (in millions):

Year Ended September 30,
2015	$9.2
2016	8.0
2017	6.8
2018	5.5
2019	4.1
Thereafter	4.3

Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific). Intific is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. The acquisition of Intific expanded the portfolio of services and customer base of our CGD Systems segment.

For the three months ended March 31, 2015, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $3.4 million and $0.5 million, respectively. For the three months ended March 31, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $0.8 million and $2.1 million, respectively. Included in Intific’s operating results for the three months ended March 31, 2014 are $0.2 million of transaction and acquisition related costs and $3.1 million of compensation expense which was paid to Intific employees upon the close of the acquisition.

For the six months ended March 31, 2015, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $6.8 million and $1.2 million, respectively.

The acquisition date fair value of the consideration transferred was $12.4 million. Through March 31, 2015, we have paid cash of approximately $11.2 million to the seller and as of March 31, 2015 we have accrued a liability of $1.2 million for the remaining cash to be paid.

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Intific with our existing CGD Systems business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CGD Systems segment and is not expected to be deductible for tax purposes.

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

For the three months ended March 31, 2015, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $12.2 million and $0.5 million, respectively. For the three months ended March 31, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $12.6 million and $0.2 million, respectively.

For the six months ended March 31, 2015, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $22.2 million and $1.6 million, respectively. For the six months ended March 31, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income (Loss) were $17.3 million and $0.7 million, respectively. Included in the ITMS operating results are $0.1 million and $0.5 million of transaction costs incurred during the three and six months ended March 31, 2014, respectively.

The acquisition date fair value of the consideration transferred was $72.2 million. We paid the seller cash of $69.0 million in November 2013 and in May 2014, we paid the remaining cash of $3.2 million

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

The intangible assets will be amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of two years from the date of acquisition. Future amortization of purchased intangibles is not deductible for tax purposes.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for future periods is as follows (in millions):

Year Ended September 30,
2015	$5.9
2016	4.9
2017	3.9
2018	2.9
2019	0.9
Thereafter	0.1

Changes in goodwill for the six months ended March 31, 2015 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2014	$59.2	$94.4	$30.6	$184.2
Acquisitions	—	—	57.8	57.8
Foreign currency exchange rate changes	(4.2)	—	(0.4)	(4.6)
Balances at March 31, 2015	$55.0	$94.4	$88.0	$237.4

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if DTECH, Intific and ITMS had been included in our consolidated results since October 1, 2013 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net sales	$667.0	$694.0	$338.8	$367.3

Net income (loss) attributable to Cubic	$(4.8)	$24.1	$(11.0)	$16.4

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

Note 3 — Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income (loss) attributable to Cubic	$(5,872)	$24,480	$(11,024)	$16,092

Weighted average shares - basic	26,861	26,785	26,862	26,786
Effect of dilutive securities	—	107	—	115
Weighted average shares - diluted	26,861	26,892	26,862	26,901

Net income (loss) per share attributable to Cubic, basic	$(0.22)	$0.91	$(0.41)	$0.60
Effect of dilutive securities	—	—	—	—
Net income (loss) per share attributable to Cubic, diluted	$(0.22)	$0.91	$(0.41)	$0.60

Anti-dilutive employee share-based awards	762	15	762	—

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2015	2014

Trade and other receivables	$13,244	$30,593
Long-term contracts:
Billed	98,364	121,871
Unbilled	279,426	258,074
Allowance for doubtful accounts	(299)	(489)
Total accounts receivable	390,735	410,049
Less estimated amounts not currently due	(14,310)	(15,870)
Current accounts receivable	$376,425	$394,179

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2015 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2014 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2015	2014

Work in process and inventoried costs under long-term contracts	$60,480	$58,440
Materials and purchased parts	2,985	125
Customer advances	(14,686)	(19,790)
Net inventories	$48,779	$38,775

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

At March 31, 2015, work in process and inventoried costs under long-term contracts includes approximately $1.1 million in costs incurred outside the scope of work or in advance of a contract award compared to $2.3 million at September 30, 2014. We believe it is probable that we will recover the costs inventoried at March 31, 2015, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth fiscal quarter of 2013. These capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract, which is through January 2024. Long-term capitalized costs that were recognized as cost of sales totaled $2.1 million and $3.9 million for the quarter and six-month periods ended March 31, 2015, respectively and $0.8 million and $1.3 million for the quarter and six-month periods ended March 31, 2014, respectively. The balance of long-term capitalized costs at March 31, 2015 is expected to be recognized as cost of sales in approximately equal quarterly amounts in future months through the term of the contract.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $9.9 million and $9.5 million at March 31, 2015 and September 30, 2014, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of March 31, 2015 was $3.0 million. These assets are classified as other non-current assets and consist of insurance contracts with a carrying value of $2.0 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income.

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

The fair value of our contingent consideration liability to the seller of DTECH is revalued to its fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. The fair value of the contingent consideration was estimated using a real options approach. Each annual payment was modeled using a portfolio of long and short digital options written on the underlying earnings metric (revenue or gross profit). The strike price for each option is the respective earnings threshold as specified in the agreement, and the spot price is calibrated to the revenue and gross profit forecast by calculating the present value of the corresponding projected earnings metric using a risk-adjusted discount rate. The volatility for the underlying earnings metrics was estimated to be 22% based on analysis of comparable guideline public companies. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period. The inputs to this model are significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. There was no change in the fair value of the contingent consideration between the date of the acquisition of DTECH and March 31, 2015; therefore, no contingent consideration expense was recorded in the quarter. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$30,149	$26,746	$—	$56,895
Marketable securities	—	4,482	—	4,482
Current derivative assets	—	12,976	—	12,976
Noncurrent derivative assets	—	15,710	—	15,710
Marketable securities in rabbi trust	998	—	—	998
Total assets measured at fair value	$31,147	$59,914	$—	$91,061
Liabilities
Current derivative liabilities	$—	$12,036	$—	$12,036
Noncurrent derivative liabilities	—	15,710	—	15,710
Current contingent consideration to seller of DTECH	—	—	1,679	1,679
Noncurrent contingent consideration to seller of DTECH	—	—	2,221	2,221
Total liabilities measured at fair value	$—	$27,746	$3,900	$31,646

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$46,183	$34,511	$—	$80,694
Marketable securities	—	1,196	—	1,196
Current derivative assets	—	7,389	—	7,389
Noncurrent derivative assets	—	5,920	—	5,920
Total assets measured at fair value	$46,183	$49,016	$—	$95,199
Liabilities
Current derivative liabilities	$—	$6,645	$—	$6,645
Noncurrent derivative liabilities	—	5,878	—	5,878
Total liabilities measured at fair value	$—	$12,523	$—	$12,523

We carry financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	March 31,	September 30,
	2015	2014
Fair value	$101.9	$99.6
Carrying value	$103.5	$102.4

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

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2015, there were borrowings totaling $55.0 million under this agreement and there were letters of credit outstanding totaling $25.6 million, which reduce the available line of credit to $119.4 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2015 there were letters of credit outstanding under this agreement of $62.5 million. Restricted cash at March 31, 2015 of $69.2 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of March 31, 2015, we had letters of credit and bank guarantees outstanding totaling $77.1 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $22.8 million as of March 31, 2015, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.3 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At March 31, 2015, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2015, these agreements do not restrict such distributions to shareholders. We have been unable to comply with covenants requiring us to provide our lenders with interim financial information on a timely basis. However, we have entered into consents with our lenders which have included extensions to the dates by which we are required to deliver our interim financial information to May 29, 2015, and as such we are not in default under our lending arrangements or credit agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.7 million and $9.1 million as of March 31, 2015 and September 30, 2014, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$339	$306	$167	$154
Interest cost	4,585	4,956	2,253	2,485
Expected return on plan assets	(6,880)	(6,556)	(3,492)	(3,287)
Amortization of actuarial loss	338	397	184	199
Administrative expenses	79	76	41	38
Net pension benefit	$(1,539)	$(821)	$(847)	$(411)

Note 8 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through March 31, 2015, the Compensation Committee has granted 544,192 RSU’s with time-based vesting and 488,604 RSU’s with performance-based vesting under this program.

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

Through March 31, 2015, Cubic has granted 1,032,796 restricted stock units of which 208,968 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At March 31, 2015, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 365,002.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at September 30, 2014	642,949	$46.43
Granted	301,211	48.13
Vested	(138,974)	45.81
Forfeited	(43,341)	47.48
Unvested at March 31, 2015	761,845	$47.17

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and six-month period ended March 31, 2015 and 2014 as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of sales	$419	$205	$246	$144
Selling, general and administrative	4,872	2,380	3,992	1,581
	$5,291	$2,585	$4,238	$1,725

In the second quarter of fiscal 2015, the Board of Directors approved the acceleration of vesting of certain restricted stock units for the Company’s Advisor to the Chief Executive Officer, and former Chief Executive Officer in connection with his retirement.  We recognized $1.7 million of stock-based compensation expense in the second quarter of fiscal 2015 as a result of this stock award.

As of March 31, 2015, there was $27.6 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $17.5 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2015. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 — Income Taxes

Our effective tax rate for the three months ended March 31, 2015 was 148% as compared to 22% for the year ended September 30, 2014. The effective tax rate for the three months ended March 31, 2015 is higher than the prior full year effective tax rate due to the Company establishing a valuation allowance against U.S. deferred tax assets that resulted in a charge to income tax expense of $29.3 million with an unfavorable impact on the effective tax rate of 130% for the quarter ended March 31, 2015.

The amount of net unrecognized tax benefits was $7.5 million as of March 31, 2015 and $4.7 million as of September 30, 2014, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to acquisitions. At March 31, 2015, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.7 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $1.0 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2015, the tax years open under the statute of limitations in significant jurisdictions include fiscal years 2011-2014 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cubic’s three-year cumulative U.S. loss history at the end of the fiscal year 2014 and projected for fiscal year 2015.

After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our income tax provision, of approximately $29.3 million in the second quarter of fiscal 2015.  Through March 31, 2015, a total valuation allowance of $45.4 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S., any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

The non-cash charge to establish a valuation allowance does not have any impact on the Company’s consolidated operations or cash flows, nor does such an allowance preclude the Company from using loss carryforwards or other deferred tax assets in the future. Until the Company re-establishes a pattern of continuing profitability in the U.S. tax jurisdiction, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the condensed consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated condensed statement of operations.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2015 and September 30, 2014 (in thousands):

	Notional Principal
	March 31, 2015	September 30, 2014
Instruments designated as accounting hedges:
Foreign currency forwards	$242,700	$249,628

Instruments not designated as accounting hedges:
Foreign currency forwards	$141,776	$136,955

Included in the amounts not designated as accounting hedges above at March 31, 2015 and September 30, 2014 are foreign currency forwards with notional principal amounts of $133.8 million and $132.1 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the three months ended March 31, 2015 and 2014. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of March 31, 2015 or September 30, 2014.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2015	September 30, 2014
Asset derivatives:
Foreign currency forwards	Other current assets	$12,966	$7,389
Foreign currency forwards	Other noncurrent assets	15,710	5,920
		$28,676	$13,309
Liability derivatives:
Foreign currency forwards	Other current liabilities	$12,026	$6,645
Foreign currency forwards	Other noncurrent liabilities	15,710	5,878
Total		$27,736	$12,523

The tables below present gains and losses recognized in other comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Six Months Ended
	March 31, 2015		March 31, 2014			March 31, 2015	March 31, 2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$152	$1,336	$(97)	$35	Other income/(expense), net	$—	$—
Forward starting swap	—	—	(217)	—	Other income/(expense), net	—	837
	$152	$1,336	$(314)	$35		$—	$837

	Three Months Ended
	March 31, 2015		March 31, 2014			March 31, 2015	March 31, 2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(142)	$604	$(2,066)	$84	Other income/(expense), net	$—	$—
Forward starting swap	—	—	—	—	Other income/(expense), net	—	434
	$(142)	$604	$(2,066)	$84		$—	$434

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and six months ended March 31, 2015. For the three and six months ended March 31, 2014, we recognized a gain of $0.4 million and $0.8 million, respectively, related to derivative instruments classified as not highly effective. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.6 million, net of income taxes.

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

Forward starting swap

In July 2012 we entered into a forward starting swap contract with a bank in order to manage our exposure to fluctuations in interest rates related to an anticipated financing. This forward starting swap terminated on July 1, 2014. During the quarter and six-months ended March 31, 2014 we recognized gains related to the forward starting swap of $0.4 million and $0.8 million, respectively.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Sales:
Cubic Transportation Systems	$278.2	$276.1	$146.7	$149.0
Cubic Global Defense Services	186.5	199.9	97.5	100.7
Cubic Global Defense Systems	192.6	185.6	94.6	104.8
Total sales	$657.3	$661.6	$338.8	$354.5

Operating income (loss):
Cubic Transportation Systems	$39.1	$19.9	$27.0	$16.8
Cubic Global Defense Services	1.1	4.2	1.1	1.4
Cubic Global Defense Systems	(0.4)	12.8	2.3	5.7
Unallocated corporate expenses and other	(9.4)	(2.9)	(7.2)	(1.7)
Total operating income	$30.4	$34.0	$23.2	$22.2

Depreciation and amortization:
Cubic Transportation Systems	$5.7	$5.8	$2.6	$3.2
Cubic Global Defense Services	4.3	5.8	1.9	2.6
Cubic Global Defense Systems	9.4	3.2	6.2	1.8
Other	0.7	0.4	0.5	0.2
Total depreciation and amortization	$20.1	$15.2	$11.2	$7.8

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method had no impact on operating income for the three months ended March 31, 2015 and March 31, 2014, and decreased operating income by $13.5 million for the six months ended March 31, 2015 and increased operating income by $2.5 million for the six months ended March 31, 2014.

These adjustments had no impact on net income (loss) for the three months ended March 31, 2015 and March 31, 2014, and increased net loss by $8.3 million ($0.31 per share) and increased net income by $2.5 million ($0.09 per share) for the six months ended March 31, 2015 and 2014, respectively.

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

In January 2015, we received $3.6 million as a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement has been recorded as a reduction of research and development and general and administrative expenses in the quarter ended March 31, 2015.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 14 — Restructuring Costs

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. The restructuring plan includes a reduction in global employee headcount by approximately 100. We incurred a restructuring charge of $5.4 million in the second quarter of fiscal 2015. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date. Restructuring charges incurred by business segment were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Restructuring costs:
Cubic Transportation Systems	$0.4	$—	$0.6	$—
Cubic Global Defense Services	0.2	—	0.2	—
Cubic Global Defense Systems	4.2	0.3	4.1	0.3
Unallocated corporate expenses and other	0.5	(0.1)	0.5	(0.1)
Total restructuring costs	$5.3	$0.2	$5.4	$0.2

The following table presents a rollforward of our restructuring liability as of March 31, 2015, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation

Liability as of September 30, 2014	$0.8
Accrued costs	5.3
Cash payments	(0.7)
Liability as of March 31, 2015	$5.4

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2015

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

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems). We organize our business segments based on the nature of the products and services offered.

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

CGD Services is a leading provider of highly specialized support services to the U.S. government and allied nations. Services provided include live, virtual and constructive training, real-world mission rehearsal exercises, professional military education, intelligence support, information technology, information assurance and related cyber support, development of military doctrine, consequence management, infrastructure protection and force protection, as well as support to field operations, and logistics.

CGD Systems is focused on two primary lines of business: Training Systems and Secure Communications. CGD Systems is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, asset tracking and search and rescue markets. Our acquisition of DTECH LABs, Inc. in December 2014, added networking capability to our secure communications business.

Consolidated Overview

Sales for the quarter ended March 31, 2015 decreased 4% to $338.8 million from $354.5 million in the second quarter of last year. Sales from CTS, CGD Services and CGD Systems decreased 2%, 3% and 10%, respectively, compared to the second quarter of last year. For the first six months of the fiscal year, sales decreased to $657.3 million compared to $661.6 million last year, a decrease of 1%. CGD Services sales decreased 7% compared to the first six months of last year, while CTS and CGD Systems sales increased 1% and 4%, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $12.8 million for the second quarter and $18.0 million for the six-month period compared to the same periods last year. Sales generated by businesses we acquired during 2015 and 2014 totaled $26.4 million and $40.8 million for the three- and six-month periods ended March 31, 2015 and $13.4 million and $18.1 million for the three- and six-month periods ended March 31, 2014, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $23.2 million in the second quarter compared to $22.2 million in the second quarter of last year, an increase of 5%. CTS operating income increased by 61% while CGD Services and CGD Systems operating income decreased 21% and 60%, respectively. Restructuring charges of $5.4 million were incurred during the second quarter of fiscal 2015, primarily related to the CGD Systems business, compared to $0.2 million in 2014. Businesses we acquired during 2015 and 2014 contributed operating losses of $2.7 million for the three months ended March 31, 2015 compared to an operating loss of $3.7 million, including $0.2 million of transaction-related costs and $3.1 million of compensation expense, which was paid to Intific Inc. (Intific) employees upon the acquisition by Cubic, for the three months ended March 31, 2014. Unallocated corporate and other costs for the second quarter of 2015 were $7.2 million compared to $1.7 million in 2014. The increase in unallocated corporate costs is primarily related to costs incurred in the second quarter of 2015 for strategic and IT system resource planning of $1.3 million, $2.5 million of consulting and legal fees related to an investigation by the Audit Committee of the Board of Directors and a $1.7 million increase in stock-based compensation that has not been allocated to segment operations as certain portions of these costs are not recoverable in our contracts with the U.S. government. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $2.4 million for the second quarter compared to the same period last year.

Operating income for the six-month period decreased 11% to $30.4 million from $34.0 million last year. CGD Services and CGD Systems operating income decreased 74% and 103%, respectively, compared to the first six months of last year, while CTS operating income increased 96%.  Operating results for the six-month period included the restructuring costs mentioned above. Businesses we acquired in 2015 and 2014 generated operating losses of $6.2 million for the six months ended March 31, 2015 compared to an operating loss of $4.2 million, including $0.6 million of transaction-related costs and $3.1 million of compensation expense, which was paid to Intific employees upon the acquisition by Cubic, for the six months ended March 31, 2014.  The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in decreases in operating income of $3.1 million for the six-month period compared to the same period last year.  The correction of immaterial errors reduced operating income in the first half of fiscal 2015 by $2.1 million. See Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements” for further detail.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) increased by14% to $34.3 million in the quarter from $30.0 million in the second quarter of last year. For the first six months of the fiscal year, Adjusted EBITDA increased to $50.4 million compared to $49.2 million last year.  The changes in Adjusted EBITDA for the quarter ended March 31, 2015 are primarily related to the changes in operating income for the corresponding periods. See the reconciliation below of this non-GAAP metric to net income (loss) and an explanation of why we believe it to be an important measure of performance.

Net loss attributable to Cubic for the second quarter of fiscal 2015 was $11.0 million, or 41 cents per share, compared to net income attributable to Cubic of $16.1 million, or 60 cents per share last year. The change was primarily caused by an increase in income tax expense, as described below.

For the first six months of the year, net loss attributable to Cubic was $5.9 million, or 22 cents per share, compared to net income attributable to Cubic of $24.5 million, or 91 cents per share last year. The change for the six-month period was primarily due to an increase in income tax expense, in addition to a decrease in operating income. Included in other income was a net foreign currency exchange loss of $1.7 million in the first six months this year compared to a loss of $1.2 million last year, before applicable income taxes.

Our gross margin percentage on product sales increased to 31% in the second quarter of 2015 from 25% last year, and decreased to 25% in the first six months of 2015 from 27% last year. The increase in the gross margin percentage in the second quarter of 2015 is primarily due to higher margins on higher sales of air combat training systems.

Our gross margin percentage on service sales increased to 25% in the second quarter of 2015 from 22% last year, and increased to 23% in the first six months of 2015 from 17% last year. The increase in the gross margin percentages on services sales for the three- and six-month periods ended March 31, 2015 is primarily due to a decrease in losses incurred on a transportation contract in Chicago. The cost of providing services during the initial seven months of providing services under this contract, through March 31, 2014, were substantially higher than in subsequent periods. In addition, revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services during the initial months of providing these services; however, billable amounts have continued to increase as the contract has progressed.

Selling, general and administrative (SG&A) expenses increased in the second quarter of 2015 to $52.9 million compared to $48.3 million in 2014. For the six-month period, SG&A increased to $100.5 million compared to $85.0 million last year. As a percentage of sales, SG&A expenses were 16% for the second quarter and 15% for the six-month period of fiscal 2015 compared to 14% and 13%, respectively, in 2014. The increase in SG&A expenses in the second quarter was due to SG&A expenses associated with companies we acquired during or subsequent to the second quarter of fiscal 2014, and related to the increase in unallocated corporate expenses described above.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, decreased to $2.6 million for the second quarter compared to $5.0 million last year, and decreased to $6.9 million for the six-month period this year compared to $9.9 million last year. The primary reason for the decrease in R&D costs is that we received a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in the second quarter. Amortization of purchased intangibles increased for the second quarter of 2015 to $8.5 million compared to $6.0 million last year due to the increase in intangible assets related to businesses acquired during 2014 and 2015. Amortization of purchased intangibles for the first six months of 2015 increased to $14.4 million from $11.4 million in 2014.

The Tax Increase Prevention Act of 2014, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2014 through December 31, 2014, was enacted into law during the first quarter of fiscal 2015. Therefore, the tax benefit resulting from the reinstatement for a portion of fiscal 2015 was reflected in our estimated annual effective tax rate for fiscal 2015. Additionally, a net discrete tax benefit of approximately $0.8 million was recorded in the first quarter of fiscal 2015 related to the reinstatement of the federal research and development tax credit for fiscal 2014. In addition, our provision for uncertain tax positions was reduced in the second quarter by $1.1 million due to the expiration of a foreign statute of limitations. Lastly, after considering our recent history of U.S. losses and management’s expectation of additional near-term U.S. losses for GAAP purposes, a valuation allowance was recorded on our U.S. net deferred tax assets which resulted in a charge to income tax expense of $29.3 million and an overall impact of $1.09 per share. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2015 will be approximately 63%, inclusive of the unfavorable impact from the deferred tax valuation allowance recorded against U.S. net deferred tax assets. The effective rate for fiscal 2015 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against US deferred tax assets.

Cubic Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Cubic Transportation Systems Segment Sales	$278.2	$276.1	$146.7	$149.0

Cubic Transportation Systems Segment Operating Income	$39.1	$19.9	$27.0	$16.8

CTS sales decreased 2% in the second quarter to $146.7 million compared to $149.0 million last year, and increased 1% for the six-month period to $278.2 million from $276.1 million last year. Sales from ITMS, a company we acquired in December 2013, contributed sales of $12.2 million and $22.2 million during the quarter and six months ended March 31, 2015, respectively, compared to $12.6 million and $17.3 million during the quarter and six months ended March 31, 2014, respectively. Revenue recognized on a system development and operation contract in Chicago was higher in the second quarter and six-month period of 2015 than in the second quarter and six-month period of 2014. For this Chicago contract, the recognition of sales is limited to billable amounts and billable amounts have continued to increase as the contract has progressed. We also recognized higher sales on a services contract in Australia. These increases in sales were partially offset by decreased work on system development contracts in the U.K. and U.S.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $10.7 million for the second quarter and $14.8 million for the six-month period compared to the same periods last year.

CTS operating income increased 61% in the second quarter to $27.0 million compared to $16.8 million last year, and increased 96% for the six-month period to $39.1 million from $19.9 million last year. The increase was attributable to the increase in gross margins on a contract in Chicago as described above and the proceeds from a claim settlement of $3.6 million mentioned above. These increases in operating income were partially offset by slightly lower margins on services work in the U.K. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in decreases in operating income of $1.9 million for the second quarter and $2.4 million for the six-month period compared to the same period last year.

ITMS had an operating loss of $0.3 million and $1.2 million for the quarter and six months ended March 31, 2015, respectively, compared to an operating loss of $0.3 million and $0.8 million for the quarter and six months ended March 31, 2014, respectively.

Cubic Global Defense Services Segment (CGD Services)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Cubic Global Defense Services Segment Sales	$186.5	$199.9	$97.5	$100.7

Cubic Global Defense Services Segment Operating Income	$1.1	$4.2	$1.1	$1.4

CGD Services sales decreased 3% in the second quarter to $97.5 million compared to $100.7 million last year, and decreased 7% for the six-month period to $186.5 million from $199.9 million last year. Sales for the second quarter were lower primarily because there were fewer training exercises conducted under our Joint Readiness Training Center contract in the second quarter of 2015 as compared to the second quarter of last year. Sales were also lower from this contract for the first half of the year, representing about half of the decrease in sales for that period. In addition, sales were lower in the first two quarters due to competitive pressures driving down bid prices and a general reduction in the number of training exercises and other support requirements for our U.S. government customers. These reductions were partially offset by growth in the Simulator Training business area for both the three and six-month periods.

CGD Services operating income decreased 21% in the second quarter to $1.1 million compared to $1.4 million last year, and decreased 74% for the six-month period to $1.1 million from $4.2 million last year. The decreased operating income for the quarter resulted from the sales decreases described above including the number of training exercises supported and reduced profit margins on contracts due to competitive pressures driving down bid prices. In addition CGD Services had higher compensation costs than normal during the first quarter of fiscal 2015 due to the costs of recruiting new executive management and incurred restructuring charges of $0.2 million in the quarter ended March 31, 2015.

Cubic Global Defense Systems Segment (CGD Systems)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)

Cubic Global Defense Systems Segment Sales	$192.6	$185.6	$94.6	$104.8

Cubic Global Defense Systems Segment Operating Income (Loss)	$(0.4)	$12.8	$2.3	$5.7

CGD Systems sales decreased 10% in the second quarter to $94.6 million compared to $104.8 million last year, and increased 4% for the six-month period to $192.6 million from $185.6 million last year. Sales were lower from datalinks, ground combat training systems and engagement skills trainers, while sales were higher from air combat training systems and acquired business, as described below.

Intific, a training systems business acquired by CGD Systems in February 2014 contributed sales of $3.4 million and $6.8 million for the three- and six-month periods ended March 31, 2015, respectively, compared to $0.8 million for the three- and six-month periods ended March 31, 2014. In addition, DTECH, a business acquired by CGD Systems in December 2014 contributed sales of $10.8 million and $11.8 million for the three- and six-month periods ended March 31, 2015, respectively.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $2.2 million for the second quarter and $3.3 million for the six-month period compared to the same period last year.

CGD Systems operating income decreased 60% in the second quarter to $2.3 million compared to $5.7 million last year, and decreased 103% for the six-month period to an operating loss of $0.4 million from operating income of $12.8 million last year. The decreased operating income for the second quarter resulted from restructuring charges of $4.1 million in 2015 compared to $0.3 million in 2014. In addition, lower operating income on lower sales of ground combat training systems and engagement skills trainers contributed to the decrease, offset by higher operating income from higher sales of air combat training systems. For the six-month period, in addition to the above factors, an increase in estimated costs to complete a contract for the development of a training system due to higher than expected development costs, in part resulting from customer directed work outside the scope of the contract, resulted in a loss of $5.1 million from this contract. While we expect to recover some or all of these costs through a contract claim process, at this time it is not possible to determine the amount, if any, of the amount that will be recovered.

Intific incurred operating losses of $0.9 million and $2.0 million for the three- and six-month periods ended March 31, 2015, respectively, compared to $3.4 million for the three- and six-month periods ended March 31, 2014. In addition, DTECH incurred operating losses of $1.5 million and $3.0 million for the three- and six-month periods ended March 31, 2015, respectively, including $0.8 million of transaction and acquisition related costs incurred in the first quarter.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.5 million for the second quarter and $0.7 million for the six-month period compared to the same periods last year.

Backlog

	March 31,	September 30,
	2015	2014
	(in millions)

Total backlog
Transportation Systems	$1,877.6	$1,994.6
Cubic Global Defense Services	574.4	616.0
Cubic Global Defense Systems	649.9	569.6
Total	$3,101.9	$3,180.2

Funded backlog
Transportation Systems	$1,877.6	$1,994.6
Cubic Global Defense Services	160.9	170.9
Cubic Global Defense Systems	649.9	569.6
Total	$2,688.4	$2,735.1

Total backlog decreased $78.3 million from September 30, 2014 to March 31, 2015. Decreases in backlog for CTS and CGD Services were partially offset by an increase in backlog for CGD Systems. A secure communications business we acquired in December 2014 had backlog of $7.3 million at the date of acquisition. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $120.6 million compared to September 30, 2014, more than accounting for the overall decrease.

The difference between total backlog and funded backlog represents options under multiyear CGD Services service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (ID/IQ) contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) represents net income (loss) attributable to Cubic before interest, taxes, non-operating income, goodwill impairment charges, depreciation and amortization. We believe that the presentation of Adjusted EBITDA included in this report provides useful information to investors with which to analyze our operating trends and performance and ability to service and incur debt. Also, Adjusted EBITDA is a factor we use in measuring our performance and compensating certain of our executives. Further, we believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of property, plant and equipment (affecting relative depreciation expense), goodwill impairment charges and non-operating expenses which may vary for different companies for reasons unrelated to operating performance. In addition, we believe that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA measure when reporting their results. Adjusted EBITDA is not a measurement of financial performance under U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss) as a measure of performance. In addition, other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Furthermore, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table reconciles Adjusted EBITDA to net income (loss) attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in thousands)
Reconciliation:
Net income (loss) attributable to Cubic	$(5,872)	$24,480	$(11,024)	$16,092
Add:
Provision for income taxes	34,304	8,248	33,609	5,809
Interest expense, net	1,030	1,250	624	634
Other expense (income), net	900	(40)	(16)	(386)
Noncontrolling interest in income of VIE	23	69	13	28
Depreciation and amortization	20,064	15,229	11,117	7,852
ADJUSTED EBITDA	$50,449	$49,236	$34,323	$30,029

Liquidity and Capital Resources

Operating activities provided cash of $61.1 million for the six-month period primarily due to the excess of cash received from customers over the cash paid to vendors and employees. For the six months ended March 31, 2015, all three segments contributed to cash provided by operating activities.

Investing activities for the six-month period included $89.5 million of cash paid related to the acquisition of a business in our CGD Systems segment, capital expenditures of $2.6 million and the funding of a rabbi trust related to our deferred compensation plan of $3.0 million. Financing activities for the six-month period consisted primarily of the net receipt of proceeds of $55.0 million from short-term borrowings that, in addition to existing cash resources, was used to finance the business acquisition discussed above, $1.7 million repurchase of common stock in connection with our stock-based compensation plan and a dividend paid to shareholders of $3.6 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $19.7 million to our cash balance as of March 31, 2015 compared to September 30, 2014, and a decrease to Accumulated Other Comprehensive Income of $33.0 million during the six-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of March 31, 2015, there were borrowings totaling $55.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.64% at March 31, 2015. At March 31, 2015 there were letters of credit outstanding under the Revolving Credit Agreement totaling $25.6 million, which reduce the available line of credit to $119.4 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2015, there were letters of credit outstanding under this agreement of $62.5 million. In support of the Secured Letter of Credit Facility, we placed $69.2 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

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

As of March 31, 2015, $176.1 million of the $208.1 million of our cash and cash equivalents was held by our foreign subsidiaries. We also had $69.2 million of restricted cash in the U.K. at March 31, 2015. If any of these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. The $4.5 million of marketable securities is held in New Zealand.

Our financial condition remains strong with working capital of $395.2 million and a current ratio of 2.1 to 1 at March 31, 2015. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

There have been no changes to our Critical Accounting Policies included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” in our Annual Report on Form 10-K for the year ended September 30, 2014, other than as follows.

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

At March 31, 2015 our Defense Services reporting unit had $94.4 million of goodwill. In the second quarter of fiscal 2015, we learned that our Defense Services business had not won two contracts for new work on which it had submitted proposals.  Consequently, in the second quarter our Defense Services business lowered its internal profitability projections.  As such, in the second quarter of fiscal 2015 we believed that it was appropriate to perform an interim goodwill impairment test for our Defense Services reporting unit.

For the first step of this interim goodwill impairment test, the discounted cash flows used in the fair value analyses were based on updated discrete financial forecasts that were developed in the second quarter of fiscal 2015 by management for planning purposes. We used a two and a half year forecast for this interim impairment test. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of two and a half years. The future cash flows were discounted to present value using a discount rate of 12.0%. The estimated fair value for our Defense Services reporting unit exceeded its carrying value by over 20%. As such, no impairment of goodwill was recorded in connection with our interim impairment test.

Regarding our annual impairment test that was most recently performed as of July 1, 2014, for the first step of our fiscal 2014 impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used five year forecasts for our Defense Services and the Defense Systems reporting units, and we used a three year forecast for our Transportation Systems reporting unit. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for our Defense Services and Defense Systems reporting units, and three years for our Transportation Systems reporting unit. The future cash flows were discounted to present value using a discount rate of 11.0% for our Defense Systems reporting unit, 12.5% for our Defense Services reporting unit and 10.5% for our Transportation Systems reporting unit. The estimated fair values for our three reporting units exceeded their carrying values by over 20%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2015 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

We have identified certain deficiencies in internal control that failed to prevent or detect in a timely manner the errors described in the sections, “Audit Committee Investigation” and “Correction of Immaterial Errors” in Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements”. These control deficiencies include the lack of sufficient precision in the review and supervision of the estimated costs to complete contracts of our Cubic Global Defense Systems segment as well as the lack of sufficient precision of review and supervision of revenue calculations and cost accruals of our Cubic Transportation Systems segment. Based upon our assessment of the control deficiencies identified, including assessment of compensating controls that were designed to prevent and detect material errors of the types identified, we have concluded that these deficiencies do not individually, or in aggregate, constitute a material weakness.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2015, we received $3.6 million as a settlement of a claim related to the reimbursement of expenses we incurred in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement has been recorded as a reduction of research and development and general and administrative expenses in the quarter ended March 31, 2015.

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
10.1*

Cubic Corporation Employee Stock Purchase Plan. Incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2015.

10.2*

Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2015.

10.3*	Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.4*	Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.5*	Form of Non-Employee Direct Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.6*	Separation Agreement, dated February 27, 2015, by and between Cubic Corporation and William W. Boyle.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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