Form 10-Q
period 2015-06-30
CUBIC CORP /DE/
filed 2015-08-06
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

As of July 20, 2015, registrant had only one class of common stock of which there were 26,882,875 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Products	$392,884	$405,419	$133,762	$136,649
Services	612,244	596,567	214,044	203,708
	1,005,128	1,001,986	347,806	340,357

Costs and expenses:
Products	288,926	305,245	94,381	108,301
Services	480,671	480,906	175,334	156,726
Selling, general and administrative	155,603	131,508	55,127	46,489
Research and development	12,830	13,822	5,938	3,949
Amortization of purchased intangibles	21,035	17,056	6,606	5,653
Restructuring costs	5,385	227	127	24
	964,450	948,764	337,513	321,142

Operating income	40,678	53,222	10,293	19,215

Other income (expense):
Interest and dividend income	1,337	958	434	595
Interest expense	(3,058)	(3,117)	(1,125)	(1,504)
Other income (expense) - net	(1,157)	(1,058)	(257)	(1,098)

Income before income taxes	37,800	50,005	9,345	17,208

Income taxes	34,863	13,240	559	4,992

Net income	2,937	36,765	8,786	12,216

Less noncontrolling interest in income of VIE	29	79	6	10

Net income attributable to Cubic	$2,908	$36,686	$8,780	$12,206

Net income per share attributable to Cubic
Basic	$0.11	$1.37	$0.33	$0.46
Diluted	$0.11	$1.36	$0.33	$0.45

Dividends per common share	$0.14	$0.12	$—	$—

Weighted average shares used in per share calculations:
Basic	26,868	26,786	26,883	26,789
Diluted	26,925	26,901	26,960	26,921

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$2,937	$36,765	$8,786	$12,216
Other comprehensive income (loss):
Foreign currency translation	(14,742)	19,107	18,315	7,245
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	519	(261)	(448)	(80)
Adjustment for net gains/losses realized and included in net income, net of tax	(767)	(231)	101	(208)
Total change in net unrealized gains/losses from cash flow hedges, net of tax	(248)	(492)	(347)	(288)
Total other comprehensive income (loss)	(14,990)	18,615	17,968	6,957
Total comprehensive income (loss)	$(12,053)	$55,380	$26,754	$19,173

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$209,305	$215,849
Restricted cash	69,202	69,056
Marketable securities	5,601	1,196
Accounts receivable - net	389,370	394,179
Recoverable income taxes	12,290	16,055
Inventories - net	66,259	38,775
Deferred income taxes and other current assets	37,612	30,277
Total current assets	789,639	765,387

Long-term contract receivables	13,460	15,870
Long-term capitalized contract costs	71,220	76,209
Property, plant and equipment - net	71,377	64,149
Deferred income taxes	2,707	17,849
Goodwill	239,824	184,141
Purchased intangibles - net	80,466	63,618
Other assets	17,855	7,383
	$1,286,548	$1,194,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$70,000	$—
Trade accounts payable	35,409	31,344
Customer advances	106,448	91,690
Accrued compensation and other current liabilities	133,119	133,367
Income taxes payable	9,979	12,737
Deferred income taxes	4,517	474
Current portion of long-term debt	545	563
Total current liabilities	360,017	270,175

Long-term debt	101,362	101,827
Other long-term liabilities	54,461	40,103

Shareholders’ equity:
Common stock	24,602	20,669
Retained earnings	802,294	803,059
Accumulated other comprehensive loss	(20,362)	(5,372)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	770,456	782,278
Noncontrolling interest in variable interest entity	252	223
Total shareholders’ equity	770,708	782,501
	$1,286,548	$1,194,606

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Activities:
Net income	$2,937	$36,765	$8,786	$12,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,717	22,740	8,653	7,511
Share-based compensation expense	6,652	4,370	1,361	1,785
Changes in operating assets and liabilities net of effects from acquisitions	8,186	(27,138)	(33,406)	44,524
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,492	36,737	(14,606)	66,036

Investing Activities:
Acquisition of businesses, net of cash acquired	(90,172)	(83,456)	(712)	(3,773)
Purchases of property, plant and equipment	(15,743)	(13,536)	(13,163)	(2,589)
Purchases of marketable securities	(6,201)	—	(1,611)	—
Proceeds from sales or maturities of marketable securities	1,196	4,055	—	—
Purchases of other assets	(2,993)	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(113,913)	(92,937)	(15,486)	(6,362)

Financing Activities:
Proceeds from short-term borrowings	95,000	38,000	25,000	8,000
Principal payments on short-term borrowings	(25,000)	(30,000)	(10,000)	(30,000)
Principal payments on long-term debt	(403)	(431)	(134)	(147)
Proceeds from issuance of common stock	—	113	—	—
Purchases of common stock	(2,652)	—	(929)	—
Dividends paid	(3,627)	(3,215)	—	—
Net change in restricted cash	(146)	353	(45)	(44)
Contingent consideration payments related to acquisitions of businessess	—	(2,368)	—	(1,251)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,172	2,452	13,892	(23,442)

Effect of exchange rates on cash	(2,295)	16,697	17,401	5,266

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,544)	(37,051)	1,201	41,498

Cash and cash equivalents at the beginning of the period	215,849	203,892	208,104	125,343

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$209,305	$166,841	$209,305	$166,841

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire DTECH, net	$8,898	$—	$44	$—
Liability incurred to acquire Intific, net	$—	$1,173	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

In our opinion, all adjustments necessary for a fair presentation of these financial statements have been included, and are of a normal and recurring nature, with the exceptions discussed within the Audit Committee Investigation and Correction of Immaterial Errors subsections below, considered necessary to fairly state the financial position of Cubic Corporation at June 30, 2015 and September 30, 2014; the results of its operations for the three- and nine-month periods ended June 30, 2015 and 2014; and its cash flows for the three- and nine-month periods ended June 30, 2015 and 2014. Operating results for the three- and nine-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

Audit Committee Investigation

Our Audit Committee has conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Through the application of the Company’s internal controls, management identified an issue which led to the investigation. As a result of the investigation, the Audit Committee and management of the Company have together determined that as of September 30, 2014, the total estimated costs of certain of our CGD Systems segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the quarter and year ended September 30, 2014.

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

In the second quarter of fiscal 2015, we learned that our CGD Services business had not won two contracts for new work on which it had submitted proposals. Consequently, in the second quarter our Defense Services business lowered its internal profitability projections. As such, in the second quarter of fiscal 2015 we believed that it was appropriate to perform an interim goodwill impairment test for our Defense Services reporting unit.

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

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables. Based upon the results of the first step of the impairment analysis that we performed, the estimated fair value for our Defense Services reporting unit exceeded its carrying value. As such, no impairment of goodwill was recorded in connection with our interim impairment test performed in the second quarter of fiscal 2015. In the third quarter of fiscal 2015, no interim goodwill impairment test was deemed necessary.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select or if we will choose to adopt the standard early. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. ASU 2014-15 will be effective for the Company beginning in the first quarter of fiscal 2016. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of ASU 2015-02 on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company beginning on October 1, 2016, with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU  2015-03, Simplifying the Presentation of Debt Issuance Costs which requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for us on October 1, 2016 with early adoption permitted. We do not expect that the adoption of this new accounting guidance will have a material impact on our consolidated financial statements.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business have been included in our consolidated financial statements since the respective date of each acquisition.

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

For the three months ended June 30, 2015, the amount of DTECH’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $10.8 million and $0.2 million, respectively. For the nine months ended June 30, 2015, the amount of DTECH’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $22.6 million and $2.0 million, respectively. Included in DTECH’s operating results for the nine months ended June 30, 2015 are $0.8 million of transaction and acquisition related costs before related income taxes.

The purchase agreement states that the cost of the acquisition is approximately $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets in the future. The acquisition date fair value of the consideration transferred is estimated to be $99.4 million. Through June 30, 2015 we have paid $91.0 million to the seller.

At June 30, 2015 we have recorded a liability of $8.9 million as an estimate of the fair value of additional cash consideration that will be due to the seller in the future. The fair value of the additional consideration is made up of two components, the holdback consideration and the contingent consideration.

Approximately $4.9 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. The fair value of the Holdback Consideration is estimated to approximate $4.5 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. The total fair value of the contingent consideration has been estimated at $4.4 million as of June 30, 2015 using a real options approach (see Note 5 for further discussion of fair value measurements). The contingent consideration liability is re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of DTECH was paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$35.1
Non compete agreements	0.7
Backlog	2.1
Cash	0.9
Accounts receivable	5.4
Inventory	4.2
Warranty obligation	(0.4)
Tax liabilities	(3.3)
Accounts payable and accrued expenses	(3.3)
Other net assets acquired	0.2
Net identifiable assets acquired	41.6
Goodwill	57.8
Net assets acquired	$99.4

The estimated fair values of purchased intangibles are preliminary estimates pending the finalization of our valuation analyses. The preliminary fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the non-compete agreements used the with-and-without approach.

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

For the three months ended June 30, 2015, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $3.8 million and $0.3 million, respectively. For the three months ended June 30, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $1.9 million and $1.7 million, respectively.

For the nine months ended June 30, 2015, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $10.6 million and $1.5 million, respectively. For the nine months ended June 30, 2014, the amount of Intific’s sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $2.7 million and $3.8 million, respectively. Included in Intific’s operating results for the nine months ended June 30, 2014 are $0.2 million of transaction and acquisition related costs, and $3.7 million of compensation expense which was paid to Intific employees upon the close of the acquisition.

The acquisition date fair value of the consideration transferred was $12.4 million. Through June 30, 2015, we have paid cash of approximately $11.2 million to the seller and as of June 30, 2015 we have accrued a liability of $1.2 million for the remaining cash to be paid.

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

For the three months ended June 30, 2015, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $10.9 million and $0.6 million, respectively. For the three months ended June 30, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $12.8 million and $0.5 million, respectively.

For the nine months ended June 30, 2015, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $33.1 million and $2.2 million, respectively. For the nine months ended June 30, 2014, the amount of ITMS’ sales and net loss after taxes included in our Condensed Consolidated Statement of Income were $30.1 million and $0.2 million, respectively. Included in the ITMS operating results are $0.5 million of transaction costs incurred during the nine months ended June 30, 2014.

The acquisition date fair value of the consideration transferred was $72.2 million. We paid the seller cash of $69.0 million in November 2013 and $3.2 million in May 2014.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for future periods is as follows (in millions):

Year Ended September 30,
2015	$5.9
2016	4.9
2017	3.9
2018	2.9
2019	0.9
Thereafter	0.1

Changes in goodwill for the nine months ended June 30, 2015 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Services	Systems	Total

Balances at September 30, 2014	$59.2	$94.4	$30.6	$184.2
Acquisitions	—	—	57.8	57.8
Foreign currency exchange rate changes	(1.6)	—	(0.6)	(2.2)
Balances at June 30, 2015	$57.6	$94.4	$87.8	$239.8

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if DTECH, Intific and ITMS had been included in our consolidated results since October 1, 2013 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$1,014.8	$1,046.5	$347.8	$352.5

Net income attributable to Cubic	$4.0	$37.9	$8.8	$13.8

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. There were no material, nonrecurring pro forma adjustments directly attributable to the business combinations included in the reported pro forma sales and net income attributable to Cubic. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2013, and it does not purport to project our future operating results.

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

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income attributable to Cubic	$2,908	$36,686	$8,780	$12,206

Weighted average shares - basic	26,868	26,786	26,883	26,789
Effect of dilutive securities	57	115	77	132
Weighted average shares - diluted	26,925	26,901	26,960	26,921

Net income per share attributable to Cubic, basic	$0.11	$1.37	$0.33	$0.46
Effect of dilutive securities	—	(0.01)	—	(0.01)
Net income per share attributable to Cubic, diluted	$0.11	$1.36	$0.33	$0.45

Anti-dilutive employee share-based awards	—	—	—	—

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2015	2014

Trade and other receivables	$16,119	$30,593
Long-term contracts:
Billed	92,436	121,871
Unbilled	294,442	258,074
Allowance for doubtful accounts	(167)	(489)
Total accounts receivable	402,830	410,049
Less estimated amounts not currently due	(13,460)	(15,870)
Current accounts receivable	$389,370	$394,179

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2015 under transportation systems contracts in the U.S. and Australia based upon the payment terms in the contracts. The non-current balance at September 30, 2014 represented non-current amounts due from customers under transportation systems contracts in the same locations.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2015	2014

Work in process and inventoried costs under long-term contracts	$83,061	$58,440
Materials and purchased parts	2,367	125
Customer advances	(19,169)	(19,790)
Net inventories	$66,259	$38,775

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

At June 30, 2015, work in process and inventoried costs under long-term contracts includes approximately $1.8 million in costs incurred outside the scope of work or in advance of a contract award compared to $2.3 million at September 30, 2014. We believe it is probable that we will recover the costs inventoried at June 30, 2015, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs consist of costs incurred on a contract to develop and manufacture a transportation fare system for a customer for which revenue recognition did not begin until the customer began operating the system in the fourth fiscal quarter of 2013. These capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during the period compared to the revenue expected to be recognized over the term of the contract, which is through January 2024. Long-term capitalized costs that were recognized as cost of sales totaled $2.3 million and $6.0 million for the quarter and nine-month periods ended June 30, 2015, respectively, and $5.1 million and $6.1 million for the quarter and nine-month periods ended June 30, 2014, respectively. The balance of long-term capitalized costs at June 30, 2015 is expected to be recognized as cost of sales in approximately equal quarterly amounts in future months through the term of the contract.

Capitalized Software

We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in property, plant and equipment in our Condensed Consolidated Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to seven years. No amortization expense is recorded until the software is ready for its intended use. As a part of our ongoing effort to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Capitalized software costs totaled $1.3 million and $12.1 million for the quarter and nine-month periods ended June 30, 2015, respectively. The vast majority of the capitalized software costs at June 30, 2015 are related to the development of our ERP system, which is classified as construction in process as it has not yet been placed in service. At September 30, 2014 the carrying value of capitalized software was immaterial.

In addition to software costs that were capitalized in fiscal 2015, during the three and nine months ended June 30, 2015, we recognized expense related to the development of our ERP system of $4.7 million and $6.6 million, respectively, for costs that did not meet the requirements for capitalization. ERP expense is classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $9.7 million and $9.5 million at June 30, 2015 and September 30, 2014, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of June 30, 2015 was $3.0 million. These assets are classified as other non-current assets and consist of life insurance contracts with a carrying value of $2.0 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income.

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

There was no change in the fair value of the contingent consideration between the date of the acquisition of DTECH and March 31, 2015; therefore, no contingent consideration expense was recorded through March 31, 2015.  For the period from April 1, 2015 through June 30, 2015 the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

Balance as of April 1, 2015	$3,900
Total remeasurement recognized in earnings	450
Balance as of June 30, 2015	$4,350

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$56,571	$26,320	$—	$82,891
Marketable securities	—	5,601	—	5,601
Current derivative assets	—	9,693	—	9,693
Noncurrent derivative assets	—	13,466	—	13,466
Marketable securities in rabbi trust	992	—	—	992
Total assets measured at fair value	$57,563	$55,080	$—	$112,643
Liabilities
Current derivative liabilities	$—	$9,287	$—	$9,287
Noncurrent derivative liabilities	—	13,466	—	13,466
Current contingent consideration to seller of DTECH	—	—	1,989	1,989
Noncurrent contingent consideration to seller of DTECH	—	—	2,361	2,361
Total liabilities measured at fair value	$—	$22,753	$4,350	$27,103

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$46,183	$34,511	$—	$80,694
Marketable securities	—	1,196	—	1,196
Current derivative assets	—	7,389	—	7,389
Noncurrent derivative assets	—	5,920	—	5,920
Total assets measured at fair value	$46,183	$49,016	$—	$95,199
Liabilities
Current derivative liabilities	$—	$6,645	$—	$6,645
Noncurrent derivative liabilities	—	5,878	—	5,878
Total liabilities measured at fair value	$—	$12,523	$—	$12,523

We carry financial instruments, including accounts receivable, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	June 30,	September 30,
	2015	2014
Fair value	$99.7	$99.6
Carrying value	$101.9	$102.4

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

In addition, pursuant to the agreement, on July 17, 2015 we issued additional senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and will bear an interest rate of 3.70%.  All other terms, including the principal and interest payment dates are the same as the notes issued in March 2013.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2015, there were borrowings totaling $70.0 million under this agreement and there were letters of credit outstanding totaling $22.9 million, which reduce the available line of credit to $107.1 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2015 there were letters of credit outstanding under this agreement of $61.0 million. Restricted cash at June 30, 2015 of $69.2 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of June 30, 2015, we had letters of credit and bank guarantees outstanding totaling $79.3 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.6 million as of June 30, 2015, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.34 million) and $3.0 million Australian dollars (equivalent to approximately $2.3 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At June 30, 2015, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2015, these agreements do not restrict such distributions to shareholders.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.7 million and $9.1 million as of June 30, 2015 and September 30, 2014, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$505	$463	$166	$157
Interest cost	6,833	7,461	2,248	2,505
Expected return on plan assets	(10,363)	(9,869)	(3,483)	(3,313)
Amortization of actuarial loss	521	599	183	202
Administrative expenses	121	114	42	38
Net pension benefit	$(2,383)	$(1,232)	$(844)	$(411)

Note 8 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through June 30, 2015, the Compensation Committee has granted 546,085 RSU’s with time-based vesting and 488,604 RSU’s with performance-based vesting under this program.

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

Through June 30, 2015, Cubic has granted 1,034,689 restricted stock units of which 230,493 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At June 30, 2015, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 273,131.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at September 30, 2014	642,949	$46.43
Granted	303,104	48.14
Vested	(160,499)	45.91
Forfeited	(43,341)	47.48
Unvested at June 30, 2015	742,213	$47.17

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and nine-month period ended June 30, 2015 and 2014 as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$536	$397	$117	$192
Selling, general and administrative	6,116	3,973	1,244	1,593
	$6,652	$4,370	$1,361	$1,785

In the second quarter of fiscal 2015, the Board of Directors approved the acceleration of vesting of certain restricted stock units for the Company’s Advisor to the Chief Executive Officer, and former Chief Executive Officer in connection with his retirement.  We recognized $1.7 million of stock-based compensation expense in the second quarter of fiscal 2015 as a result of this stock award.

As of June 30, 2015, there was $26.5 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $13.1 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2015. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 — Income Taxes

Our effective tax rate for the three months ended June 30, 2015 was 6% as compared to 22% for the year ended September 30, 2014. The effective tax rate for the three months ended June 30, 2015 is lower than the prior full year effective tax rate primarily due to the disproportionate favorable impact of certain discrete tax events during the quarter, such as the expiration of the statute of limitations in a significant jurisdiction.

The amount of net unrecognized tax benefits was $6.7 million as of June 30, 2015 and $4.7 million as of September 30, 2014, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to acquisitions. At June 30, 2015, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.0 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.4 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2015, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2014 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

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

After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our income tax provision, of approximately $29.3 million and $0.9 million in the second and third quarters of fiscal 2015, respectively.  Through June 30, 2015, a total valuation allowance of $46.2 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2015 and September 30, 2014 (in thousands):

	Notional Principal
	June 30, 2015	September 30, 2014
Instruments designated as accounting hedges:
Foreign currency forwards	$241,925	$249,628

Instruments not designated as accounting hedges:
Foreign currency forwards	$146,767	$136,955

Included in the amounts not designated as accounting hedges above at June 30, 2015 and September 30, 2014 are foreign currency forwards with notional principal amounts of $140.1 million and $132.1 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2015 and September 30, 2014. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of June 30, 2015 or September 30, 2014.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2015	September 30, 2014
Asset derivatives:
Foreign currency forwards	Other current assets	$9,693	$7,389
Foreign currency forwards	Other noncurrent assets	13,466	5,920
		$23,159	$13,309
Liability derivatives:
Foreign currency forwards	Other current liabilities	$9,287	$6,645
Foreign currency forwards	Other noncurrent liabilities	13,466	5,878
Total		$22,753	$12,523

The tables below present gains and losses recognized in other comprehensive income for the three and nine months ended June 30, 2015 and 2014 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Nine Months Ended
	June 30, 2015		June 30, 2014			June 30, 2015	June 30, 2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(382)	$1,180	$(757)	$355	Other income/(expense), net	$—	$—
Forward starting swap	—	—	—	—	Other income/(expense), net	—	164
	$(382)	$1,180	$(757)	$355		$—	$164

	Three Months Ended
	June 30, 2015		June 30, 2014			June 30, 2015	June 30, 2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(534)	$(156)	$(443)	$320	Other income/(expense), net	$—	$—
Forward starting swap	—	—	—	—	Other income/(expense), net	—	(673)
	$(534)	$(156)	$(443)	$320		$—	$(673)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and nine months ended June 30, 2015. For the three and nine months ended June 30, 2014, we recognized a loss of $0.7 million and a gain of $0.2 million, respectively, related to derivative instruments classified as not highly effective. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

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

Forward starting swap

In July 2012 we entered into a forward starting swap contract with a bank in order to manage our exposure to fluctuations in interest rates related to an anticipated financing. This forward starting swap terminated on July 1, 2014. During the quarter ended June 30, 2014 we recognized a loss related to the forward starting swap of $0.7 million and during the nine months ended June 30, 2014 we recognized a gain on the swap of $0.2 million.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales:
Cubic Transportation Systems	$411.5	$429.1	$133.3	$153.0
Cubic Global Defense Services	298.4	291.7	111.9	91.8
Cubic Global Defense Systems	295.2	281.2	102.6	95.6
Total sales	$1,005.1	$1,002.0	$347.8	$340.4

Operating income (loss):
Cubic Transportation Systems	$50.8	$35.2	$11.7	$15.3
Cubic Global Defense Services	4.2	6.0	3.1	1.8
Cubic Global Defense Systems	2.8	16.1	3.2	3.3
Unallocated corporate expenses and other	(17.1)	(4.1)	(7.7)	(1.2)
Total operating income	$40.7	$53.2	$10.3	$19.2

Depreciation and amortization:
Cubic Transportation Systems	$8.4	$8.5	$2.8	$2.7
Cubic Global Defense Services	6.2	8.5	1.9	2.7
Cubic Global Defense Systems	13.3	5.0	3.9	1.8
Other	0.8	0.7	0.1	0.3
Total depreciation and amortization	$28.7	$22.7	$8.7	$7.5

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method had no impact on operating income for the three months ended June 30, 2015 and $4.8 million for the three months ended June 30, 2014, and decreased operating income by $13.8 million and $3.8 million for the nine months ended June 30, 2015 and 2014, respectively.

These adjustments increased net income by $0.3 million ($0.01 per share) for the three months ended June 30, 2015 and decreased net income by approximately $2.0 million ($0.07 per share) for the three months ended June 30, 2014, and decreased net income by $10.7 million ($0.40 per share) and $0.3 million ($0.01 per share) for the nine months ended June 30, 2015 and 2014, respectively.

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

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Restructuring costs:
Cubic Transportation Systems	$0.5	$—	$0.1	$—
Cubic Global Defense Services	0.3	—	0.1	—
Cubic Global Defense Systems	4.0	0.3	(0.2)	—
Unallocated corporate expenses and other	0.6	(0.1)	0.1	—
Total restructuring costs	$5.4	$0.2	$0.1	$—

The following table presents a rollforward of our restructuring liability as of June 30, 2015, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation

Liability as of September 30, 2014	$0.8
Accrued costs	5.4
Cash payments	(4.4)
Liability as of June 30, 2015	$1.8

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2015

We are a global provider of cost-effective systems and solutions that address the transportation and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and other allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in transportation payment and information systems, defense, intelligence, homeland security, and information technology, including cyber security.

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems). All of our business segments share a common mission of providing situational awareness and understanding to create enhanced value for our customers worldwide. We organize our business segments based on the nature of the products and services offered.

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

Consolidated Overview

Sales for the quarter ended June 30, 2015 increased 2% to $347.8 million from $340.4 million in the third quarter of last year. Sales from CGD Services and CGD Systems increased 22% and 7%, respectively, while sales from CTS decreased by 13%, compared to the third quarter of last year. For the first nine months of the fiscal year, sales increased to $1.005 billion compared to $1.002 billion last year, an increase of less than one percent. CGD Services and CGD Systems sales increased 2% and 5%, respectively, while CTS sales decreased 4% compared to the first nine months of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $14.6 million for the third quarter and $32.6 million for the nine-month period compared to the same periods last year. Sales generated by businesses we acquired during 2015 and 2014 totaled $25.5 million and $66.3 million for the three- and nine-month periods ended June 30, 2015, respectively, and $14.7 million and $32.8 million for the three- and nine-month periods ended June 30, 2014, respectively. See the segment discussions following for further analysis of segment sales.

Operating income was $10.3 million in the third quarter compared to $19.2 million in the third quarter of last year, a decrease of 46%. CTS and CGD Systems operating income decreased 24% and 3%, respectively, while CGD Services operating income increased by 72%. Businesses we acquired during 2015 and 2014 contributed operating losses of $1.4 million for the three months ended June 30, 2015 compared to an operating loss of $2.5 million for the three months ended June 30, 2014. Unallocated corporate and other costs for the third quarter of 2015 were $7.7 million compared to $1.2 million in 2014. The increase in unallocated corporate costs is primarily related to costs incurred in the third quarter of 2015 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $5.3 million and $0.4 million of consulting and legal fees related to an investigation by the Audit Committee of the Board of Directors. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.6 million for the third quarter compared to the same period last year.

Operating income for the nine-month period decreased 23% to $40.7 million from $53.2 million last year. CGD Services and CGD Systems operating income decreased 30% and 83%, respectively, compared to the first nine months of last year, while CTS operating income increased 44%.  Restructuring charges of $5.4 million were incurred during the second quarter of fiscal 2015, primarily related to the CGD Systems business, compared to $0.2 million in 2014. Businesses we acquired in 2015 and 2014 generated operating losses of $7.6 million for the nine months ended June 30, 2015 compared to an operating loss of $6.7 million the same period last year. Unallocated corporate and other costs for the nine months ended June 30 were $17.1 million in 2015 compared to $4.1 million in 2014. The increase in unallocated corporate costs is primarily related to strategic and IT system resource planning as part of our One Cubic Initiative totaling $7.8 million, $3.0 million of consulting and legal fees related to an investigation by the Audit Committee of the Board of Directors and a $1.4 million increase in stock-based compensation that has not been allocated to segment operations. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in decreases in operating income of $4.6 million for the nine-month period compared to the same period last year.  The correction of immaterial errors reduced operating income in the first nine months of fiscal 2015 by $2.1 million. See Note 1, “Basis for Presentation” of the Notes to Condensed Consolidated Financial Statements in “Part I - Item 1. Financial Statements” for further detail.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased by 29% to $18.9 million in the quarter from $26.7 million in the third quarter of last year. For the first nine months of the fiscal year, Adjusted EBITDA decreased to $69.4 million compared to $76.0 million last year.  The changes in Adjusted EBITDA for the quarter ended June 30, 2015 are primarily related to the changes in operating income for the corresponding periods. See the reconciliation below of this non-GAAP metric to net income and an explanation of why we believe it to be an important measure of performance.

Net income attributable to Cubic for the third quarter of fiscal 2015 was $8.8 million, or 33 cents per share, compared to net income attributable to Cubic of $12.2 million, or 45 cents per share last year. The change was primarily caused by the decrease in operating income described above, partially offset by a decrease in income taxes.

For the first nine months of the year, net income attributable to Cubic was $2.9 million, or 11 cents per share, compared to net income attributable to Cubic of $36.7 million, or $1.36 per share last year. The change for the nine-month period was primarily due to the increase in income tax expense described below, in addition to the decrease in operating income described above.

Our gross margin percentage on product sales increased to 29% in the third quarter of 2015 from 21% last year, and increased to 26% in the first nine months of 2015 from 25% last year. The increases in the gross margin percentage in the third quarter of 2015 and for the first nine months of fiscal 2015 compared to the same periods last year are primarily due to a decrease in losses incurred on a transportation system delivery project in Vancouver as well as higher margins on higher sales of air combat training systems.

Our gross margin percentage on service sales decreased to 18% in the third quarter of 2015 from 23% last year. This decrease is primarily due to the decrease in the amount of transportation services revenue in the U.K. as a percentage of our consolidated services revenue.

Our gross margin percentage on service sales increased to 21% in the first nine months of 2015 from 19% last year primarily due to a decrease in losses incurred on a transportation contract in Chicago. The cost of providing services during the initial months of providing services under this contract, which included the first half of fiscal 2014, were substantially higher than in subsequent periods. In addition, revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services during the initial months of providing these services; however, billable amounts have continued to increase as the contract has progressed.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2015 to $55.1 million compared to $46.5 million in 2014. For the nine-month period, SG&A increased to $155.6 million compared to $131.5 million last year. As a percentage of sales, SG&A expenses were 16% for the third quarter and 15% for the nine-month period of fiscal 2015 compared to 14% and 13%, respectively, in 2014. These increases were primarily related to the growth in unallocated corporate expenses described above and due to SG&A expenses associated with companies we acquired in 2014 and 2015.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, increased to $5.9 million for the third quarter compared to $3.9 million last year. The increase in quarterly R&D expenditures related to increases in both the CTS and CGD Systems reportable segments.

R&D expenditures decreased to $12.8 million for the nine-month period this year compared to $13.8 million last year. The primary reason for the decrease in R&D costs for the nine month period is that in 2015 we received a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in the second quarter of fiscal 2015.

Amortization of purchased intangibles increased for the third quarter of 2015 to $6.6 million compared to $5.7 million last year due to the increase in intangible assets related to businesses acquired during 2014 and 2015. Amortization of purchased intangibles for the first nine months of 2015 increased to $21.0 million from $17.1 million in 2014.

The Tax Increase Prevention Act of 2014, which reinstated the U.S. federal research and development tax credit retroactively from January 1, 2014 through December 31, 2014, was enacted into law during the first quarter of fiscal 2015. Therefore, the tax benefit resulting from the reinstatement for a portion of fiscal 2015 was reflected in our estimated annual effective tax rate for fiscal 2015. Additionally, discrete tax benefits of approximately $0.8 million and $0.4 million were recorded in the first and third quarters of fiscal 2015, respectively, related to the reinstatement of the federal research and development tax credit for fiscal 2014. In addition, our liability for uncertain tax positions was reduced by $0.8 million in the third quarter due to the expiration of the statute of limitations in a significant tax jurisdiction.  Lastly, after considering our recent history of U.S. losses and management’s expectation of additional near-term U.S. losses for GAAP purposes, including our decision to accelerate ERP system development, a valuation allowance was recorded on our U.S. net deferred tax assets which resulted in a charge to income tax expense of $29.3 million and $0.9 million during the second and third quarters of fiscal 2015, respectively. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2015 will be approximately 16% exclusive of the net unfavorable impact from the deferred tax valuation allowance and approximately 60%, inclusive of such impact. The effective rate for fiscal 2015 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against US and foreign deferred tax assets.

Cubic Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Cubic Transportation Systems Segment Sales	$411.5	$429.1	$133.3	$153.0

Cubic Transportation Systems Segment Operating Income	$50.8	$35.2	$11.7	$15.3

CTS sales decreased 13% in the third quarter to $133.3 million compared to $153.0 million last year, and decreased 4% for the nine-month period to $411.5 million from $429.1 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS operating results between the quarters and nine-month periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $11.3 million for the third quarter and $26.0 million for the nine-month period compared to the same periods last year.

Sales for the quarter, and to a lesser extent for the nine month period, were lower than last year on a system development contract in Sydney as we were in the system development phase of the contract in 2014 for which revenue was higher than in the service phase of the contract. Sales were also lower for the three- and nine-month periods of this year due to decreased work on system development and service contracts in the U.K. Revenue recognized on a system development and operation contract in Chicago was higher for the nine-month period this year than in 2014. For this Chicago contract, the recognition of sales is limited to billable amounts and billable amounts have continued to increase as the contract has progressed. For the quarter, however, sales were lower on the Chicago contract because we performed work on a variation order for this contract in the third quarter of 2014.

ITMS, a company we acquired in December 2013, contributed sales of $10.9 million and $33.1 million during the quarter and nine months ended June 30, 2015, respectively, compared to $12.8 million and $30.1 million during the quarter and nine months ended June 30, 2014, respectively.

CTS operating income decreased 24% in the third quarter to $11.7 million compared to $15.3 million last year, and increased 44% for the nine-month period to $50.8 million from $35.2 million last year. For the quarter, the decrease in operating income is the result of the impact of foreign currency rates described below, an increase in R&D expenditures, and lower operating income on decreased work on U.K. development and service contracts. These decreases were partially offset by decreased losses on a development contract in Vancouver which experienced less cost growth in 2015 than in 2014.

For the nine-month period ended June 30, 2015 the increase in operating income compared to last year was attributable to a decrease in losses experienced on the Vancouver contract, an increase in gross margins on the contract in Chicago, and a gain recognized on proceeds from a claim settlement of $3.6 million, all of which are described above. These increases in operating income were partially offset by slightly lower margins on development and services work in the U.K. and the impact of changes in foreign currencies described below.

ITMS had an operating loss of $0.5 million and $1.7 million for the quarter and nine months ended June 30, 2015, respectively, compared to breaking even for the quarter and an operating loss of $0.8 million for the nine months ended June 30, 2014

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in decreases in operating income of $1.1 million for the third quarter and $3.5 million for the nine-month period compared to the same periods last year.

In July 2014 we announced that we had won a contract to continue providing ticketing and fare collection system services for Transport for London (TfL). This new contract begins in August 2015, upon the termination of our current contract. Under the new contract we anticipate that our sales, operating income, and gross margin percentage will be lower than they are under our existing contract with TfL.

Cubic Global Defense Services Segment (CGD Services)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Cubic Global Defense Services Segment Sales	$298.4	$291.7	$111.9	$91.8

Cubic Global Defense Services Segment Operating Income	$4.2	$6.0	$3.1	$1.8

CGD Services sales increased 22% in the third quarter to $111.9 million compared to $91.8 million last year, and increased 2% for the nine-month period to $298.4 million from $291.7 million last year. Sales for the third quarter were higher primarily because of increased activity at the Joint Readiness Training Center in the third quarter of 2015 as compared to the third quarter of last year, sales from a Marine Corps training contract we won earlier in the fiscal year and growth in the simulator training operations. For the first nine months higher sales from the Marine Corps contract and Simulator Training business were partially offset by lower sales from other contracts due to competitive pressures driving down bid prices and a general reduction in the number of training exercises and other support requirements for our U.S. government customers.

CGD Services operating income increased 72% in the third quarter to $3.1 million compared to $1.8 million last year, and decreased 30% for the nine-month period to $4.2 million from $6.0 million last year. The increase in operating income for the third quarter resulted from a decrease in amortization expense related to purchased intangible assets and higher sales volume. However, although sales increased in the quarter over the prior year, profit margins decreased due to competitive pressures driving down bid prices. For the nine months profit margins were lower than in the comparable period of the prior year due to competitive pressures and due to higher compensation costs during the first quarter of fiscal 2015 as the result of recruiting new executive management. In addition, we incurred restructuring charges of $0.3 million in the second quarter of 2015. Lower operating income for the nine-month period was partially offset by a decrease in amortization expense related to purchased intangible assets.

Cubic Global Defense Systems Segment (CGD Systems)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Cubic Global Defense Systems Segment Sales	$295.2	$281.2	$102.6	$95.6

Cubic Global Defense Systems Segment Operating Income (Loss)	$2.8	$16.1	$3.2	$3.3

CGD Systems sales increased 7% in the third quarter to $102.6 million compared to $95.6 million last year, and increased 5% for the nine-month period to $295.2 million from $281.2 million last year. Sales were higher from air combat training systems and due to recent acquisitions, as described below. These increases were partially offset by lower sales on ground combat training systems and simulation systems for the quarter and nine-month periods.

DTECH, a secure communications business acquired by CGD Systems in December 2014 contributed sales of $10.8 million and $22.6 million for the three- and nine-month periods ended June 30, 2015, respectively, and had no sales for the comparable periods ended June 30, 2014. Intific, a training systems business acquired by CGD Systems in February 2014 contributed sales of $3.8 million and $10.6 million for the three- and nine-month periods ended June 30, 2015, respectively, compared to $1.9 million and $2.7 million for the three- and nine-month periods ended June 30, 2014, respectively.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.3 million for the third quarter and $6.6 million for the nine-month period compared to the same periods last year.

CGD Systems operating income decreased 3% in the third quarter to $3.2 million compared to $3.3 million last year, and decreased 83% for the nine-month period to $2.8 million from $16.1 million last year. Operating income decreased for the quarter and nine month period due to losses on a training system contract described below, due to lower operating income on lower sales of ground combat and simulation systems and due to the impact of changes in foreign currency exchange rates. For the nine-month period, operating income also decreased due to restructuring charges of $4 million incurred in the second quarter of 2015. These decreases were partially offset by increased operating income on increased sales of air combat training systems for the quarter and nine month period.

Increases in estimated costs to complete a contract for the development of a training system, resulted in losses of $2.0 million and $7.1 million in the third quarter and nine-month periods ended June 30, 2015, respectively. The increased costs resulted, in part, from customer directed work outside the scope of the contract. While we expect to recover some amount of the costs related to the work performed outside of the scope of the contract through a contract claim process, at this time it is not possible to determine the amount, if any, of the amount that will be recovered.

Intific incurred operating losses of $0.6 million and $2.6 million for the three- and nine-month periods ended June 30, 2015, respectively, compared to $2.5 million and $5.9 million for the three- and nine-month periods ended June 30, 2014, respectively. These operating losses for the nine-month period ended June 30, 2014 included $0.2 million of transaction costs and $3.7 million of compensation expense for amounts paid to Intific employees upon the close of the acquisition. In addition, DTECH incurred operating losses of $0.3 million and $3.3 million for the three- and nine-month periods ended June 30, 2015, respectively, including $0.8 million of transaction and acquisition related costs incurred in the first quarter and had no operating losses for the comparable periods ended June 30, 2014.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.5 million for the third quarter and $1.2 million for the nine-month period compared to the same periods last year.

Backlog

	June 30,	September 30,
	2015	2014
	(in millions)
Total backlog
Transportation Systems	$1,877.3	$1,994.6
Cubic Global Defense Services	508.6	616.0
Cubic Global Defense Systems	618.8	569.6
Total	$3,004.7	$3,180.2

Funded backlog
Transportation Systems	$1,877.3	$1,994.6
Cubic Global Defense Services	164.1	170.9
Cubic Global Defense Systems	618.8	569.6
Total	$2,660.2	$2,735.1

Total backlog decreased $175.5 million from September 30, 2014 to June 30, 2015. Decreases in backlog for CTS and CGD Services were partially offset by an increase in backlog for CGD Systems. A secure communications business we acquired in December 2014 had backlog of $7.3 million at the date of acquisition. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $71.3 million compared to September 30, 2014.

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

The following table reconciles Adjusted EBITDA to net income attributable to Cubic, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation:
Net income attributable to Cubic	$2,908	$36,686	$8,780	$12,206
Add:
Provision for income taxes	34,863	13,240	559	4,992
Interest expense, net	1,721	2,159	691	909
Other expense, net	1,157	1,058	257	1,098
Noncontrolling interest in income of VIE	29	79	6	10
Depreciation and amortization	28,717	22,740	8,653	7,511
ADJUSTED EBITDA	$69,395	$75,962	$18,946	$26,726

Liquidity and Capital Resources

Operating activities provided cash of $46.5 million for the nine-month period ended June 30, 2015. For the nine months ended June 30, 2015, the operating activities of CTS and CGD Services had positive cash flows, while CGD Systems used cash.

Investing activities for the nine-month period included $90.2 million of cash paid related to the acquisition of a business in our CGD Systems segment, capital expenditures of $15.7 million, including the acquisition of software licenses for the ERP system we are currently developing and certain other capitalized ERP development costs, and a $3 million cash outflow for funding a rabbi trust related to our deferred compensation plan.

Financing activities for the nine-month period consisted primarily of the net receipt of proceeds of $70.0 million from short-term borrowings that, in addition to existing cash resources, was used to finance the business acquisition discussed above, a $2.7 million repurchase of common stock in connection with our stock-based compensation plan and a dividend paid to shareholders of $3.6 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $2.3 million to our cash balance as of June 30, 2015 compared to September 30, 2014, and a decrease to Accumulated Other Comprehensive Income of $15.0 million during the nine-month period.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of June 30, 2015, there were borrowings totaling $70.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.71% at June 30, 2015. At June 30, 2015 there were letters of credit outstanding under the Revolving Credit Agreement totaling $22.9 million, which reduce the available line of credit to $107.1 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2015, there were letters of credit outstanding under this agreement of $61.0 million. In support of the Secured Letter of Credit Facility, we placed $69.2 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued additional senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and will bear an interest rate of 3.70%.  All other terms, including the principal and interest payment dates are the same as the notes issued in March 2013.

As of June 30, 2015, $195.5 million of the $209.3 million of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. We also had $69.2 million of restricted cash in the U.K. at June 30, 2015. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, with the exception of current year earnings for New Zealand and Australia, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Marketable securities of $5.6 million are held by our New Zealand and Australia subsidiaries.

Our financial condition remains strong with working capital of $429.6 million and a current ratio of 2.2 to 1 at June 30, 2015. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select or if we will choose to adopt the standard early. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. ASU 2014-15 will be effective for the Company beginning in the first quarter of fiscal 2016. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. ASU 2015-02 will be effective for the Company beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of ASU 2015-02 on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for the Company beginning on October 1, 2016, with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU  2015-03, Simplifying the Presentation of Debt Issuance Costs which requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for us on October 1, 2016 with early adoption permitted. We do not expect that the adoption of this new accounting guidance will have a material impact on our consolidated financial statements.

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

In the second quarter of fiscal 2015, we learned that our CGD Services business had not won two contracts for new work on which it had submitted proposals.  Consequently, in the second quarter our Defense Services business lowered its internal profitability projections.  As such, in the second quarter of fiscal 2015 we believed that it was appropriate to perform an interim goodwill impairment test for our Defense Services reporting unit.

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

Regarding our annual impairment test that was most recently performed as of July 1, 2014, for the first step of our fiscal 2014 impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used five-year forecasts for our Defense Services and the Defense Systems reporting units, and we used a three-year forecast for our Transportation Systems reporting unit. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for our Defense Services and Defense Systems reporting units, and three years for our Transportation Systems reporting unit. The future cash flows were discounted to present value using a discount rate of 11.0% for our Defense Systems reporting unit, 12.5% for our Defense Services reporting unit and 10.5% for our Transportation Systems reporting unit. The estimated fair values for our three reporting units exceeded their carrying values by over 20%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2015 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2015, except for those noted above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a part of our ongoing effort to upgrade our current information systems, we have begun the process of designing and implementing new enterprise resource planning software and other software applications to manage certain of our business operations. The cost of the software and integration is expected to range from $55 million to $60 million, and are expected to be implemented in phases over the next 2.5 years. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

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
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 6, 2015	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 6, 2015	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)