Form 10-K
period 2015-09-30
CUBIC CORP /DE/
filed 2015-11-23
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of 23,719,359 shares of common stock held by non-affiliates of the registrant was: $1,227,951,215 as of March 31, 2015, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 4, 2015 including shares held by affiliates is: 26,964,099 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2015.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2015

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

Our Cubic Transportation Systems (CTS) business accounted for approximately 40% of our sales in fiscal year 2015. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information collection systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, passenger call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. After this restructuring there is now a single, combined management structure for our legacy Cubic Defense Systems (CDS) and legacy Mission Support Services (MSS) segments. However, for segment financial reporting purposes, we continue to report the financial results of our defense systems and defense services segments separately. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. To date, there have been no significant changes in the operations that are included in each of these reporting segments as a result of the restructuring.

Our complementary defense businesses, CGD Services and CGD Systems, provided approximately 60% of our sales in fiscal year 2015. CGD Services provides comprehensive training and exercise, operations analysis, and modeling and simulation support, as well as training analysis, curriculum design, and operations and maintenance services to all four branches of the U.S. military, including the special operations forces, as well as to allied nations. In addition, CGD Services offers a broad range of highly specialized national security solutions to the intelligence community. CGD Systems is a leading provider of realistic, high-fidelity air,  ground and surface combat training systems for the U.S. and allied nations. These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness. CGD Systems is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, personnel locator systems for search and rescue missions, high power amplifiers for HF communications and cross domain products. In addition, in December of 2014 we acquired DTECH, a provider of modular networking and baseband communications equipment which adds networking capability to our secure communications portfolio.

We have a broad customer base across our businesses, with approximately 62% of our fiscal year 2015 sales generated from the U.S. federal, state and local governments. Approximately 7% of these domestic sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2015 sales were attributable to sales to foreign government agencies and municipalities. In fiscal year 2015, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%. Headquartered in San Diego, California, we had approximately 8,300 employees working on 5 continents and in 26 countries as of September 30, 2015.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2015. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K.

TRANSPORTATION SYSTEMS SEGMENT

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle bus arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to UK and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

CTS is comprised of over 2,000 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators, we have installed over 130,000 devices and deployed over 20 regional central systems which in total process approximately 24 billion revenue-related transactions per year, generating more than $18 billion of revenue per year for such transportation authorities and operators. Products accounted for 44% of the segment’s fiscal year 2015 sales, with services accounting for the remaining 56%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment®), the Chicago region (Ventra®), the San Francisco Bay Area (Clipper®), the Los Angeles region (TAP®), the New York region (Metrocard),  the Sydney region (Opal Card) and the Brisbane region (Go Card) . We have also recently been awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection.

Through our NextBus, ITMS and Urban Insights businesses we provide advanced transportation operational management and analytics capabilities and related services to over 150 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Transport for New South Wales, Los Angeles Metro, San Francisco Muni, the Toronto Transit Commission and the Metropolitan Boston Transit Administration.

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing our NextCity® initiative, which envisions integrated payment and information technology and services across all modes of transport. NextCity comprises a fully integrated solution offering innovative fare payment and revenue management technologies, the creation and distribution of real-time and predictive information through the integration of payment and information systems, applications that enable agencies and operators to plan for and manage demand and applications that allow customers to manage their travel through seamless access to predictive and relevant information and convenient payment methods.

Industry Overview

We define our addressable transportation market as large-scale, multi-modal transportation revenue management systems (e.g. public transit fare collection, toll collection), Real-Time Passenger Information and Intelligent Transportation Systems and services. We project the long-term growth for this market to be driven primarily by customer infrastructure expansion as well as technological obsolescence and advancement which will lead to replacements and upgrades. The average lifecycle of our revenue management systems is approximately 10 years, providing long-term recurring sales visibility and opportunities for future replacements and upgrades. Together with additional opportunities that stem from our other businesses as well as entry into new geographies, we believe our overall addressable market to be approximately $12 billion. We believe industry experience, past performance, technological innovation and price are the key factors customers consider in awarding programs and such factors can serve as barriers to entry to potential competitors when coupled with scale and the upfront investments required for these programs.

The transportation systems and services business breaks into niche market segments, each of which are only capable of sustaining a relatively few number of suppliers. Due to the long life expectancy of these systems and the few companies with the capabilities to supply them, there is fierce competition to win new contracts, often resulting in low initial contract profitability.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system, as well as interoperability of multiple transportation operators within a single networked system. As such, there is a growing trend for regional payment systems, usually built around a large agency and including neighboring operators, all sharing a common regional payment media. Recent procurements for open payment systems will extend the acceptance of payment media from smart cards, to contactless bank cards and Near Field Communication (NFC) enabled smart phones.

There is also an emerging trend for other applications to be added to these regional systems to expand the utility of the payment media and back-office system, offering higher value and incentives to the end users, and lowering costs and creating new revenue streams through the integration of multi-modal and multi-operator systems for the regional system operators. As a result, these regional systems have created opportunities for new levels of systems support and services including customer support call centers and web support services, smart card production and distribution, financial clearing and settlement, retail merchant network management, transit benefit support, and software application support. In some cases, operators are choosing to outsource the ongoing operations and commercialization of these regional payment systems. This growing new market provides the opportunity to establish lasting relationships and grow revenues and profits over the long term.

Our NextBus business uses a software-as-a-service solution. NextBus’ technologies provide transit passengers with accurate, real- time predicted arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems.

ITMS has a portfolio of information based solutions and transportation agency customers. ITMS is a provider of traffic management systems technology, traffic and road enforcement and the maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure.

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

Backlog — CTS

Funded sales backlog of CTS at September 30, 2015 and 2014 amounted to $1.894 billion and $1.995 billion, respectively. We expect that approximately $510 million of the September 30, 2015 backlog will be converted into sales by September 30, 2016.

CTS Competitive Environment:

We are one of several companies specializing in the transportation systems and services market. Our competitors in various market segments include Thales, Xerox, Kapsch, Imtech, Accenture, IBM, Indra, Siemens, Transcore, Trapeze and Scheidt & Bachmann.

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

CUBIC GLOBAL DEFENSE SERVICES SEGMENT

CGD Services is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. These services complement the systems and solutions provided by the CGD Systems segment. CGD Services is comprised of approximately 4,000 employees working in 17 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

U.S. government service contracts are typically awarded on a competitive basis with options for multiple years. We typically compete as a prime contractor to the government, but also team with other companies on select opportunities. Over the last several years we have experienced a number of challenges in the defense services market, including sequestration, reductions in the U.S. government’s budgets, increased price competition, contract awards for shorter performance periods, and we have seen an increased amount of required subcontracting to small businesses as a result of the U.S. government’s increased emphasis on meeting small business contracting mandates. In addition, some of the contracts where we were the prime contractor in the past have been set aside at re-compete for participation by small businesses only. Lastly, the government continues to use lowest price, technically acceptable evaluation methods to drive down price in competitions. This has put significant pressure on profit expectations, has diluted our overall services margin, and has caused us to reevaluate whether we will continue to bid some programs that fall within our core competencies.

Our comprehensive business base includes integrated live, virtual and constructive training support; advanced distance learning and other professional military education; comprehensive logistics and maintenance support; weapons effects and analytical modeling; analysis, training, and other support to the national security community, including intelligence and special operations forces; homeland security training and exercises; training and preparation of U.S. Army and Marine Corps foreign service advisor teams; and military force modernization. We provide in-country logistics, maintenance, operational and training support to U.S. Forces deployed in overseas locations.

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

For the U.S. Armed Services, CGD Services is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Force Development (JFD), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC). We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide instructional support services for the Chief of Naval Aviation Training (CNAT) program and support to the Navy helicopter simulator maintenance program. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

We provide comprehensive support to help plan, manage and execute Defense Threat Reduction Agency (DTRA) worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products. Additionally we support DTRA with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons. We also support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments.

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

A part of our services business is to provide specialized teams of military experts to advise the governments and militaries of the nations of the former Warsaw Pact and Soviet Union, and other former communist countries in the transformation of their militaries to a NATO environment. These very broad defense modernization contracts involve both the nations’ strategic foundation and the detailed planning of all aspects of reform. We also operate battle simulation centers for U.S. forces in Europe, as well as for select countries in Central and Eastern Europe.

In recent years we have expanded our support services to the military and national intelligence communities, as well as for special operations, law enforcement and homeland security clients to broaden our service offerings across the U.S. Department of Defense (DoD) and national security markets to pursue prime contract opportunities.

We believe the combination and scope of our defense services and training systems business is unique in the industry, permitting us to offer customers a complete training and combat readiness capability from one source.

Backlog — CGD Services

Funded sales backlog of our CGD Services segment at September 30, 2015 was $150 million compared to $171 million at September 30, 2014. Total backlog, including unfunded options under multiyear service contracts, was $486 million at September 30, 2015 compared to $616 million at September 30, 2014. We expect that approximately $180 million of the September 30, 2015 total backlog will be converted into sales by September 30, 2016.

CUBIC GLOBAL DEFENSE SYSTEMS SEGMENT

CGD Systems is focused on two primary lines of business: training systems and secure communications (SC) products. The first line of business, training systems, is well diversified and supplies to the DoD and 40 allied nations. It is a market leader in live and virtual military training systems and has launched an emerging and fast growing presence in game-based training systems. Training systems provided by CGD Systems include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments. The second line of business, SC, includes ISR data links, modular networking and broadband communications equipment, power amplifiers, avionics systems, and cross domain products to solve data access challenges across multi-level security designations. CGD Systems is comprised of approximately 1,800 employees working in 11 nations on 4 continents.

Training Systems

Our training systems business is a pioneer and market leader in the design, innovation, and manufacture of instrumented training systems and products for the U.S. military and the militaries of allied nations. We design and manufacture realistic, high-fidelity air, ground, and surface systems. They are implemented in both live and synthetic training environments, and are used to effectively deliver a range of training objectives, such as training for fighter pilots, ground troops, infantry, armored vehicles, ship operation and maintenance personnel, cyber warriors, and special operations forces. These systems deliver stressful scenarios and weapons’ effects, collect event and tactical performance data, record simulated engagements and tactical actions, and deliver after actions reviews to evaluate individual and collective training effectiveness.

Strategically CGD Systems is very well positioned to lead the increasing trend to fully integrated solutions that connect live, virtual, constructive, and game-based training environments into a seamless training event. Our training business portfolio is currently organized into air combat, ground combat, virtual training, and game-based advanced learning systems.

Air Combat Training Systems

In air combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War, which provides advanced live training to fighter pilots around the world. The ACMI product line has progressed through five generations of technologies and capabilities. The latest generation, the P5 ACMI, provides advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps, and has solidified Cubic’s market leading position. We have been awarded a series of contracts to produce and enhance ACMI for the F-35 Joint Strike Fighter. We have also developed a broad international base for this product, particularly in Asia Pacific and the Middle East. In addition to procuring the ACMI training system, many nations also rely on Cubic for on-site operations and maintenance support.

Ground Combat Training Systems

CGD Systems is a leading provider of realistic, easy-to-use, high fidelity, reliable, and cost effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the U.S. and allied nations around the world. Our ground combat training systems operate at over 25 combat training centers (CTCs) worldwide. Our Laser-based tactical engagement simulation systems, widely known as the Multiple Integrated Laser Engagement Systems (MILES), are used at CTCs to enable realistic training without live ammunition. Cubic MILES are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains. In fiscal year 2013 we acquired the assets of Advanced Interactive Systems (AIS), which provides live fire training solutions to U.S. and international forces, further deepening our training capabilities and expanding our customer base.

Game-Based Learning Systems

The $298.5 million LCS courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CGD Systems. A key discriminator in the LCS proposal was the use of a high fidelity gaming engine that allows Avatars to instruct students at their own pace in an immersive environment based on realistic graphics. By integrating instructional material into a gaming environment, we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach. In July 2015, CGD Systems won a $2.4 million contract with Emirates airline to develop a virtual cabin air crew training system. At present the company is investing in the appropriate tool sets and staffing resources to meet the Navy and commercial airline requirements. Near-term opportunities include other Navy and other DoD customers and commercial airlines, while longer-term applications under consideration exist in commercial markets such as education, health care, and retail.

Secure Communications

Our secure communications products business supplies secure data links, networking and baseband communications equipment, search and rescue avionics, high power RF amplifiers, cyber security appliances for the U.S. military, government agencies, and allied nations.

DTECH

On December 16, 2014 we acquired DTECH LABs, Inc. (DTECH). DTECH, based in Sterling, VA, is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

Data Links

Our data links portfolio originated with the U.S. Army/Air Force Joint STARS system during the 1980s, and we continue to supply ISR data links to U.S. and international forces today. More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), remote video terminals and hand-held products. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K.’s Watchkeeper,  the U.S. Navy’s Fire Scout MQ-8 UAV and common data link programs and the USMC’s Small Unmanned Aerial System and Networking-on-the-move system programs.

Personnel Locator System and Power Amplifiers

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

Raw Materials — CGD Systems

The principal raw materials used by CGD Systems are sheet aluminum and steel, copper electrical wire and composite products. A significant portion of our end products are composed of purchased electronic components and subcontracted parts and supplies. We procure these items primarily from third-party suppliers. In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CGD Systems

Funded and total backlog of CGD Systems at September 30, 2015 was $596 million compared to $570 million at September 30, 2014. We expect that approximately $310 million of the September 30, 2015 backlog will be converted into sales by September 30, 2016.

CGD Competitive Environment

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

In the defense market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary decisions and constraints have put downward pressure on growth in the defense industry and has affected our business in 2015. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

We are also well-positioned in large, relatively stable markets. According to the 2015 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market is $10.4 billion in 2015. The value of the market is expected to increase at a CAGR of 4.2% over the forecast period, to reach a value of $15.8 billion by 2025. In the U.S., we believe that there are near term pressures on training budgets for systems and services due to cost pressures resulting from sequestration. However, we believe that changes in training doctrine and the use of new types of training that are cost effective will be essential for the military to fulfill its mission. Globally, we are focused on the emerging economies within the Asia-Pacific region and the Middle East, which are expected to be strong markets for simulation and training products and services with projected growth rates in excess of the overall market. In addition, new platforms and the significant increase in unmanned vehicles and other advanced weapon systems could generate significant demand for operator training on these new platforms.

Our secure communications products address the large and broadly defined Command, Control, Communications, Computers, Intelligence, Surveillance, Reconnaissance (C4ISR) market, with an estimated addressable market of approximately $2 billion annually. We believe that our products and technologies address mission critical requirements such as: integrated communications suites for unmanned aerial vehicles (UAV), ships and the dismounted soldier; battlefield awareness; and secure and encrypted communications. We believe that these technologies will continue to experience strong demand as the U.S. military maintains a smaller, more agile force structure.

BUSINESS STRATEGY

Cubic’s strategy remains guided by our objectives of winning the customer to create market leading positions, delivering superior operational performance, and investing our capital and talent to enhance our market-leading businesses. All of this is supported by our One Cubic initiative: sharing resources across the company to achieve superior talent management, absolute customer focus, innovation, collaboration, cost-effective enterprise systems and impeccable ethics.

In transportation, we have developed our NextCity vision for the future of transport. We intend to reposition ourselves from being a leading provider of mass transit fare collection systems to be a leading provider of integrated payment and information systems across all modes of transportation. We will continue to grow our portfolio beyond fare collection to include industries such as tolling, analytics, parking and traffic management.

In defense, we have developed our vision for NextTraining — a capability that will allow us to better prepare our customers for their NextMission by ensuring we apply the most effective training methodologies based on state-of-the-art learning methods and neurological science in a cost-effective manner. We are also committed to building a strong C4ISR business as we announced this past year.

As part of our strategic planning process, we conducted a portfolio review and are already reshaping our portfolio to allow us to consistently grow sales, improve profitability and deliver attractive returns on capital. Our acquisition strategy remains focused on opportunities that align with our NextCity strategy and building our C4ISR business both in the U.S. and internationally. We are reviewing larger transformational opportunities that would leverage our strategy to invest in higher margin niche markets and utilize our strong capital position.

We believe implementing our strategy will improve Cubic’s competitive advantage and deliver superior value to our customers as well as superior returns to our shareholders.

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

The cost of company sponsored R&D activities was $18.0 million, $18.0 million, and $24.4 million in 2015, 2014 and 2013, respectively. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required engineering and product development activity was approximately $77.2 million in 2015 compared to $73.0 million in 2014 and $68.3 million in 2013; however, these costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2015, we spent 7% of our sales on the total of internally funded and contract funded R&D, primarily focused in our CGD Systems and CTS segments.

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

Enhance Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 58% of our sales in fiscal year 2015, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

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

At CGD Services, we provide a combination of services to our many domestic and international customers. Multiple-award ID/IQ contracts are now the primary contract vehicle in the U.S. government services marketplace. We have increased our participation on ID/IQ contracts, giving us more opportunities to bid for work and increasing our chances to develop new customers, programs and capabilities. We expand our scope of opportunities by offering additional services to current customers and transferring our skill sets to support similar programs for new customers. The broad spectrum of services we offer reinforces this strategy, and includes planning and support for theater and worldwide exercises, computer-based simulations, training and preparation of foreign military advisor and transition teams, mobilization and demobilization of deploying forces, range support and operations, logistics and maintenance operations, curriculum and leadership development, special operations forces (SOF) support, intelligence support, force modernization, open source data collection, as well as engineering and other technical support.

For CGD Systems, increased services and operations and maintenance opportunities can reduce the volatility and timing uncertainties associated with large equipment contracts and add depth to the revenue base. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, we believe the international market offers greater opportunities to bundle and negotiate multi-year, turnkey contracts. We believe these long-term contracts reinforce CGD Systems competitive posture and enable the company to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

Through the acquisitions of Abraxas in December 2010 and NEK in December 2012, CGD Services has expanded Cubic’s support services capabilities to the national intelligence communities, as well as to additional domestic and international special operations, law enforcement, and security clients. With these acquisitions and organic skill sets, we have increased our addressable markets and related services offerings.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 70% of the CTS segment’s fiscal year 2015 sales were attributable to international customers. CTS has expanded in Australia with the award of a $341.0 million contract to design and build an electronic ticketing system for Sydney and to operate and maintain the system until 2024. The Australian operation is now one of three primary operating regions of CTS alongside North America and Europe, and will be the base for us to pursue opportunities in the Asia-Pacific region. In December 2014 Ireland’s railway system operator Iarnród Éireann (Irish Rail) selected CTS for the replacement of its entire national reservation, pricing, ticketing and distribution system.

CGD Systems has delivered systems in more than 40 allied nations. In fiscal year 2015, approximately 51% of CGD Systems sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. We have expanded our presence in the UK, Canada, and the United Arab Emirates in response to growing opportunities. These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

In fiscal year 2015, approximately 9% of CGD Services sales were performed internationally, including its long-term force modernization programs supporting multiple Central and Eastern European countries. CGD Services is now coordinating with CTS and CGD Systems to use their broader international presence to help identify additional global service opportunities. We are actively working to leverage CGD Services significant domestic special operations forces (SOF) and related security capabilities and experience to develop new international customers. The international SOF/Security markets, particularly in the area of training support, offer strong potential for near-term and sustained growth for the foreseeable future.

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

REGULATION

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. We deal with numerous U.S. government agencies and entities, including all branches of the U.S. military and the DoD. Therefore, we must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. government and other contracts. These laws and regulations, among other things, include the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts. These and other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes. For additional discussion of government contracting laws and regulations and related matters, see “Risk factors” and “Business—Industry Considerations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates and Judgments—Revenue Recognition” with respect to pricing and revenue under government contracts.

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

We employed approximately 8,300 persons at September 30, 2015.

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

The fact that we have completed two restatements in the last three years may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management’s assessment of our internal control over financial reporting as of September 30, 2013, identified material weaknesses in our internal control over financial reporting related to accounting for revenue of one of our significant wholly owned subsidiaries. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In fiscal year 2014, we developed and implemented new control procedures over financial reporting related to accounting for revenue for this significant wholly owned subsidiary, and we concluded that we had remediated this material weakness as of September 30, 2014. However, we cannot assure you that our internal control over financial reporting will prevent additional material weaknesses or other deficiencies in the future.  For example, as a result of an investigation by our Audit Committee in the first half of fiscal 2015, we identified certain deficiencies in our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Our Audit Committee and management determined that as of September 30, 2014, the total estimated costs of certain of our CGD Systems segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014.  In addition, during the accounting close for our March 31, 2015 financial statements, we identified certain errors, unrelated to the matters described above, in our September 30, 2014 financial statements. These errors included an overstatement of revenue recognition on one contract and the understatement of cost of sales on a small number of contracts. The cumulative impact of these errors resulted in an overstatement of our operating income for the year ended September 30, 2014 of $1.6 million. Although the deficiencies and errors identified in fiscal 2015 did not, individually or in aggregate, constitute a material weakness, we will need to continue to monitor and evaluate our procedures for internal control over financial reporting to ensure that they are designed properly and operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2015. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•                  increased use of small business set asides by government agencies, resulting in Cubic being eligible to perform no more than 49% of the work as a subcontractor;

•                  increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

•                  increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

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

At times, our businesses have been adversely affected by significant changes in U.S. and foreign government spending during periods of declining budgets. A significant decline in overall spending, or the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. For example, the U.S. defense and national security budgets in general, and spending in specific agencies with which we work, such as those that are a part of the Department of Defense (DoD), have declined from time to time for extended periods, resulting in program delays, program cancellations and a slowing of new program starts. Future levels of expenditures and authorizations for defense-related programs by the U.S. and foreign governments may decrease, remain constant or shift to programs in areas where we do not currently provide products or services, thereby reducing the chances that we will be awarded new contracts.

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

In addition, the DoD has recently increased its emphasis on awarding contracts to small businesses; awarding contracts for defense-related services to the lowest-priced, technically acceptable offeror; and awarding shorter duration contracts, each of which has the potential to reduce the amount of revenue we could otherwise earn from such contracts. Shorter duration contracts lower our backlog numbers and increase the risk associated with recompeting for a contract, as we would need to do so more often. In addition, as we may need to expend capital resources at higher levels upon the award of a new contract, the shorter the duration of the contract, the less time we have to recoup such expenditures and turn a profit under such contract.

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

We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. In the fourth quarter of fiscal 2013, we recognized a goodwill impairment in our CGD Services segment of $50.9 million. This goodwill impairment, and any impairment that might be necessary in the future, is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

No goodwill impairment was recognized in fiscal 2014 or fiscal 2015. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the goodwill impairment recognized in fiscal 2013 and the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

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

•                  the award of contracts on a “lowest-priced technically acceptable” basis which may lower the profit we may generate under a contract awarded using this evaluation method or prevent us from submitting a bid for such work due to us deeming such work to be unprofitable;

•                  the reduction of margins achievable under any contracts awarded to us;

•                  the expense and delay that may arise if our competitors protest or otherwise challenge new contract awards;

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

In addition, the customers currently serviced by our CTS segment are finite in number. The loss of any one of these customers, or the failure to win replacement awards upon expiration of contracts with such customers could adversely impact us.

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

There is emphasis by the U.S. government on awarding contracts to small businesses, which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses for no more than 49% of the total contract price. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. In addition, being a subcontractor may limit the amount of revenue we could otherwise earn as a prime contractor for such contracts. When we only act as a subcontractor, we may only receive up to 49% of the value of the contract award, and such percentage may be less should the small business partner or partners be able to service a larger piece of the award. Failure to maintain good relationships with small business partners operating in our industries could preclude us from winning work as a subcontractor as part of a large contracting consortium. This could result in significant adverse effects on our revenues, operating costs and cash flows.

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

•                  costs of compliance with local laws, including labor laws, privacy laws, and import/export regulations;

•                  compliance with applicable U.S. and foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel laws, anti-money laundering laws and sanctions;

•                  export control regulations and policies which govern our ability to supply foreign customers;

•                  unfamiliar and unknown business practices and customs;

•                  compliance with domestic and foreign government policies, including requirements to expend a portion of contract funds locally and governmental industrial cooperation or offset requirements;

•                 the complexity and necessity of using foreign representatives and consultants or being prohibited from such use;

•                 the difficulty of ensuring that our foreign representatives, consultants and partners comply with applicable U.S. and foreign anti-corruption laws and anti-trust/competition laws;

•                 the need to form joint ventures or other special purpose companies with local, in-country partners to pursue projects as a prime contractor;

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

We may not be able to receive the necessary licenses required for us to sell our export-controlled products and services overseas. In addition, the loss of our registration as either an exporter or a broker under the International Traffic in Arms Regulations (ITAR) or the Export Administration Regulations (EAR) , would adversely affect our business, results of operations and financial condition.

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

In addition to obtaining a license for certain of our exports outside of the United States, we are also required to maintain a standing registry under the ITAR and the EAR as an exporter. We operate as an exporter when we ship certain products to our customers outside the United States. If we were to lose our registration as an exporter under the ITAR or the EAR, we would not be able to sell export-controlled products abroad, which would adversely affect our business, results of operations and financial condition.

The loss of required licenses from the Bureau of Alcohol, Tobacco, Firearms and Explosives could limit our ability to perform on contracts requiring the use of controlled firearms.

In our training business we use certain firearms which are regulated by the Bureau of Alcohol, Tobacco, Firearms and Explosives. If we fail to properly manage the firearms pursuant to the regulations, we could face fines and the possible loss of the licenses. The loss of the licenses could result in our inability to perform on certain contracts, which would have an adverse business, reputational and financial impact.

Our operating margins may decline under our fixed-price contracts if we fail to accurately estimate the time and resources necessary to satisfy our obligations.

Approximately 82% of our revenues in fiscal year 2015 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2015, our total backlog was approximately $3.0 billion. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

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

•                  the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•                  the ITAR, which control the export of items on the U.S. Munitions Control List administered by the U.S. Department of State;

•                  the Export Administration Regulations which control commercial, dual-use and select defense related articles;

•                  the Bureau of Alcohol, Tobacco, Firearms and Explosives regulations that control the manufacture, possession and sale of firearms and explosive devices and materials;

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

•                  the Sherman Act and Clayton Act, which proscribe unlawful, anti-competitive conduct and business practices;

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

•                  the Fair Labor Standards Act and similar state wage and hour laws;

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning software and other software applications to manage our operations. The cost of the software and integration is expected to exceed $50.0 million, and the software applications are expected to be implemented in phases over the next 2.5 years. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

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

The DoD has become more aggressive in seeking rights in all technical data, computer software, and computer software documentation that we may deliver under U.S. government contracts. Those rights include the ability of the government to provide that technical data, computer software, and computer software documentation to our competitors which may result in “leveling the playing field” for competitors and reducing our incumbency advantage during re-procurements for those goods or services.

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

Any claims that we violate a third party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement to indemnify us against such costs, the indemnifying party may not have sufficient financial resources or otherwise be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on favorable terms or cannot or do not substitute similar technology from another source, our revenue and earnings could be adversely impacted.

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

Our current $200.0 million unsecured revolving credit agreement expires in May 2017. The available line of credit on the agreement is reduced by any letters of credit issued under the agreement. As of September 30, 2015, there were borrowings totaling $60.0 million under this agreement and there were letters of credit outstanding totaling $21.8 million, which reduced the available line of credit to $118.2 million.

We also have a secured letter of credit facility agreement with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. As of September 30, 2015, there were letters of credit outstanding under this agreement of $58.5 million. In support of this facility, we placed $69.2 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the facility do not reduce the available line of credit available under the revolving credit agreement described above.

On March 12, 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million in aggregate principal amount of senior unsecured notes, bearing interest at a rate of 3.35%. Principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued additional senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and will bear an interest rate of 3.70%. The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2015 this agreement does not restrict such distributions to shareholders.

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

Part of our strategy involves the acquisition of other companies. For example, in December 2014 we acquired DTECH LABs, Inc. (DTECH), a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business.This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment. We cannot assure you that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. Misconduct could also involve making payments to government officials or third parties that would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Anti-Bribery Act or similar laws in other countries.

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

•                  inaccuracy of our guidance regarding future operating results;

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

At November 20, 2015, Walter C. Zable, our Executive Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially owned an aggregate of 3,098,956 shares, or approximately 11.5%, of our outstanding common stock. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which shareholders vote.

Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options and the vesting of restricted stock units, shares that may be issued in the future under our 2015 Incentive Award Plan or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2015, we paid $7.3 million of cash dividends to our shareholders.

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

Such risks, estimates, assumptions and uncertainties include, among others: unanticipated issues related to the restatement of our financial statements; our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that existed in our internal control over financial reporting; our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the ability of certain government agencies to unilaterally terminate or modify our contracts with them; our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; negative audits by the U.S. government; the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business; competition and technology changes in the defense and transportation industries; our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts; the effect of adverse regulatory changes on our ability to sell products and services; our ability to identify, attract and retain qualified employees; unforeseen problems with the implementation and maintenance of our information systems; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products; our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets; defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems; changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and other factors discussed elsewhere in this report.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.  PROPERTIES.

We conduct our operations in approximately 2.1 million square feet of both owned and leased properties located in the United States and foreign countries. We own approximately 54% of the square footage, including about 500,000 square feet located in San Diego, California and 423,000 square feet located in Orlando, Florida. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased
Corporate Headquarters:
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Atlanta, GA	Leased
Auburn, Australia	Leased

Location of Property	Owned or Leased
Brisbane, Australia	Leased
Burnaby, BC, Canada	Leased
Chicago, IL	Leased
Concord, CA	Leased
Emeryville, CA	Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Hyderabad, India	Leased
Inglewood, CA	Leased
Kingswinford, West Midlands, England	Leased
Kingswood, Australia	Leased
London, England	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
Murrarie, Australia	Leased
Newtonabby, Belfast, England	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Oldham, England	Leased
Concord, Ontario, Canada	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Stockton-on-Tees, England	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Vaxjo, Sweden	Leased
Wollongong, Australia	Leased

Cubic Global Defense Services:

Colorado Springs, CO	Leased
Columbus, GA	Owned
Fayetteville, NC	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
San Diego, CA	Leased
Shalimar, FL	Leased
Tampa, FL	Leased

Cubic Global Defense Systems:
Abu Dhabi UAE	Leased
Arlington, VA	Leased
Ashburn, VA	Leased
Auckland, New Zealand	Leased
Austin, TX	Leased
Canberra, Australia	Leased
Farnham, Surrey, England	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased

Location of Property	Owned or Leased
Orlando, FL	Owned
Riyadh, Saudi Arabia	Leased
San Diego, CA	Owned
Singapore	Leased
St. Petersburg, FL	Leased
Sterling, VA	Leased
Tijuana, Mexico	Leased
Townsville, Australia	Leased

Item 3.  LEGAL PROCEEDINGS.

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

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Item 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2015		Fiscal 2014		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2015	Fiscal 2014
First	$54.99	$45.40	$56.55	$49.14	—	—
Second	53.92	50.44	54.13	49.04	$0.14	$0.12
Third	51.27	46.92	52.25	44.21	—	—
Fourth	47.71	40.33	47.04	42.60	$0.14	$0.12

On November 4, 2015, the closing price of our common stock on the New York Stock Exchange was $45.24. There were 638 shareholders of record of our common stock as of November 4, 2015.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 of this Form 10-K.

	Years Ended September 30,
	2015	2014	2013	2012	2011

Results of Operations:
Sales	$1,431,045	$1,398,352	$1,361,407	$1,404,084	$1,301,584
Cost of sales	1,091,326	1,082,535	1,055,313	1,060,140	983,269
Selling, general and administrative expenses	212,518	181,672	165,230	164,189	159,791
Research and development	17,992	17,959	24,445	28,722	25,260
Interest expense	4,400	4,084	3,427	1,602	1,541
Income taxes	48,997	19,831	14,502	40,332	34,119
Net income attributable to Cubic (1)	22,885	69,491	25,086	97,427	86,044

Per Share Data:
Net income per share, basic (1)	$0.85	$2.59	$0.94	$3.64	$3.22
Net income per share, diluted (1)	0.85	2.59	0.94	3.64	3.22
Cash dividends	0.27	0.24	0.24	0.24	0.28

Shares used in calculating net income per share:
Basic	26,872	26,787	26,736	26,736	26,736
Diluted	26,938	26,845	26,760	26,736	26,736

Year-End Data:
Shareholders’ equity related to Cubic	$756,288	$782,278	$716,946	$677,171	$580,627
Equity per share, basic	28.14	29.20	26.82	25.33	21.72
Total assets	1,300,276	1,194,606	1,109,618	1,014,550	963,650
Long-term debt	126,705	102,390	102,920	11,503	15,918

(1)         Results for the year ended September 30, 2015 include the net impact on income tax expense of establishing valuation allowances on U.S. deferred tax assets totaling $35.8 million. See Note 10 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation allowance. Results for the year ended September 30, 2013 include the impact of a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes. See Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the goodwill impairment.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a leading international provider of cost-effective systems and solutions that address the mass transit and global defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in mass transit automated fare payment and revenue management infrastructure, defense, intelligence, homeland security, and information technology, including cyber security. For the fiscal year ended September 30, 2015, 40% of sales were derived from transportation systems and related services, while 60% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 47% of sales in 2015, 47% of sales in 2014, and 51% of sales in 2013. In fiscal year 2015, 58% of our total sales were derived from services, with product sales accounting for the remaining 42%.

We operate in three reportable business segments: transportation systems, defense services and defense systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 47% of our total sales for fiscal year 2015. International sales from Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems) amounted to 70%, 9% and 51%, respectively, of the applicable segment sales for fiscal year 2015. To the extent our business and contracts include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $18.0 million in 2015. In 2014 through our acquisition of Intific Inc., we significantly broadened our advanced research capabilities. Intific brings us a wide range of expertise including computer simulation, animation, human-machine interaction, robotics, neuroscience, visualization, gaming, and artificial intelligence. Intific performs work funded by the Defense Advanced Research Projects Agency (DARPA) and other U.S. government agencies; however, Intific’s R&D activities are included in cost of sales as they are directly related to contract performance.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We have made a number of niche acquisitions of businesses during the past several years, including DTECH LABs, Inc. in December 2014, Intific, Inc. in February 2014 and Intelligent Transport Management Solutions Limited in November 2013. Generally, these acquisitions are dilutive to earnings in the short-term due to acquisition related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition and expenses related to earn-outs. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

Industry Considerations

The U.S. government continues to focus on discretionary spending, tax, and other initiatives to control spending and reduce the deficit. The president’s administration and Congress will likely continue to debate the size and expected growth of the U.S. federal budget as well as the defense budget over the next few years and balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the various Budget Control Acts since 2011. On March 1, 2013, the sequestration of appropriations was implemented by the federal government. The Bipartisan Budget Act of 2013 set overall discretionary spending for the 2014 fiscal year at $1.012 trillion—about halfway between the Senate budget level of $1.058 trillion and the House budget level of $967 billion. The agreement provided $63 billion in sequester relief over two years, split evenly between defense and non-defense programs.

In fiscal year 2014, defense discretionary spending was set at $520.5 billion, and non-defense discretionary spending was set at $491.8 billion. The sequester relief was fully offset by savings elsewhere in the budget. The agreement included dozens of specific deficit-reduction provisions, with mandatory savings and non-tax revenue totaling approximately $85 billion. On November 2, 2015, the Bipartisan Budget Act of 2015 revised discretionary spending limits for fiscal year 2016 and fiscal year 2017 in the security category of $548 billion  and $551 billion, respectively, in new budget authority. The ultimate effects of sequestration and subsequent budget control acts still cannot be determined, as these reductions from previous budget projections have had an impact upon our customers’ procurement of products and services and will continue to have an impact on the defense industry over time. With the Highway Bill still in negotiation on Capitol Hill, these budgetary constraints may also impact funding to our U.S. mass transit customers from the federal government for large infrastructure projects.

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

Segment Overview

Cubic Transportation Systems

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle bus arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to UK and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

The transportation markets we serve are undergoing a substantial change. Mounting pressure on transportation authorities to stretch their operating budgets is fueling a trend toward outsourced services and payment systems that lower operating cost. We believe we are positioned at the forefront of this change.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment®), the Chicago region (Ventra®), the San Francisco Bay Area (Clipper®), the Los Angeles region (TAP®), the New York region (Metrocard),  the Sydney region (Opal Card) and the Brisbane region (Go Card) . We have also recently been awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection.

Through our NextBus, ITMS and Urban Insights businesses we provide advanced transportation operational management and analytics capabilities and related services to over 150 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Transport for New South Wales, Los Angeles Metro, San Francisco Muni, the Toronto Transit Commission and the Metropolitan Boston Transit Administration.

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

In 2015, revenues from services provided by CTS were $315.4 million, or 56% of CTS sales.

We are currently designing and building major new systems in Vancouver, Ireland and New Hampshire. Typically, profit margins during the design and build phase of major projects are lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design-and-build phase, until major milestones are reached and cash payments are received. This was the case in 2014, for our Chicago and Vancouver contracts as we experienced negative cash flows from these two major projects, however, in 2015 cash flows from our North American operations were positive. Each of these projects includes a ten-year operate and maintain period and we expect cash flows from these projects to be positive in future years.

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

Gross profit margins from services sales in CTS were 32% and 24% for fiscal years 2015 and 2014, respectively, and gross profit margin from product sales was 25% and 28% in 2015 and 2014, respectively. Generally, the trend toward more services revenues has helped to generate higher profit margins from the segment in recent years than in the past; however in 2014 service gross margins were lower than product gross margins mostly due to the increased costs of the first year of providing services on the Chicago contract. In 2015 the service gross margin returned to a more typical level as the start-up phase of the Chicago contract was completed. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the next several years.

Most of our sales in CTS for fiscal year 2015 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer- requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For the new fare collection system for the Chicago Transit Authority, the contract specifies that we would not begin to be paid until we entered the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2015, we had capitalized $73.0 million, net, in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

Cubic Global Defense Services

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

CGD Services is a highly specialized and customer centric business which we believe knows how to meet the unique requirements of each of its many customers. In the government services marketplace, reputation, quality and relationships are always important. We uphold our credentials for professional excellence by consistently providing high-value and cost-effective support for our customers.

CGD Services is focused on customers within the U.S. government, extending to the DoD, all branches of the U.S. Armed Services, the Department of Homeland Security, non-military agencies, and allied nations under FMS contracts funded by the U.S. government. CGD Services is the prime contractor at more than 40 military training and support facilities and supports some of the largest exercises and training events each year including the largest annual constructive simulation training event under our Korea Battle Simulation Center (KBSC) support contract. Cubic won the recomplete of the KBSC contract which has a base and four option periods. The segment supports all four of the U.S. Army’s combat training centers (CTCs) comprised of: the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, which is the nation’s premier training center for light infantry forces; the National Training Center (NTC) in Fort Irwin, California, the Army’s premier heavy maneuver CTC; the Joint Multinational Readiness Center (JMRC) in Hohenfels, Germany, which is the U.S. Army Europe’s combat maneuver training center for realistic training from the individual to the brigade level; and the Mission Command Training Program (MCTP) in Fort Leavenworth, Kansas, which delivers mission command training to the Army’s senior commanders and is the Army’s only worldwide deployable CTC. We also currently provide and/or have provided defense modernization support for 13 NATO entrants in Central and Eastern Europe under FMS contracts.

We are adapting to a new era in defense and national security spending practices. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The DoD now relies heavily upon indefinite delivery/indefinite quantity (ID/IQ) and small business set aside contracts. For us that means a lower backlog of service contracts due to the shorter term nature of these ID/IQ Task Order awards. Shorter-term contracts combined with this tougher competitive environment, where the “lowest-priced, technically acceptable” bids often win, have resulted in a trend toward lower profit margins from the segment in recent periods. For example, the gross profit margin in CGD Services was 10% in 2014 and 2015 compared to 11% in 2013. Threats related to sequestration and margin compression were among the factors that resulted in a decline in the estimated fair value of CGD Services and a resulting $50.9 million goodwill impairment in 2013. We must continue to work to keep our costs low to remain competitive under these market conditions. These conditions also provide the opportunity for us to increase our market share of the large DoD services market. To maximize our business opportunities under ID/IQ contract vehicles, we often seek new work both as a prime contractor and a subcontractor. By increasing our participation in multiple award ID/IQ contracts we improve our chances to develop new customers, programs and capabilities. Retaining customers is a critical component of our success; we remain vigilant in maintaining a high win rate on re-compete contracts to retain our customers. Despite the trend toward small business awards by the U.S. government, where we must take a role as a subcontractor, 92% of our revenues in fiscal year 2015 were as a prime contractor.

CGD Services has been focused on diversifying its business over the last three years to the national security market. The acquisitions of Abraxas in fiscal year 2011, and NEK in December 2012, add to the segment’s specialized skills and further diversify the business to new customers and markets which are directly aligned with DoD’s emphasis on intelligence and the special operations forces communities where trusted credentials are a high barrier to entry. NEK provides Special Forces training-related services to the U.S. Army and other national security related customers and provides a platform to expand CGD Services work both in the U.S. and to key foreign allies. At NEK we employ over 500 employees with substantial experience in the Special Forces community.

For fiscal years 2014 and 2015, NEK was slightly dilutive to our earnings per share after consideration of the amortization of purchased intangibles and acquisition related costs. We anticipate that this acquisition should be accretive by fiscal year 2017.

Cost reimbursable and time and materials contracts accounted for 51% of our sales in CGD Services for fiscal year 2015, with the remaining sales derived from fixed-price contracts. Revenues under cost reimbursable contracts are recognized as costs are incurred, plus the estimated fee earned under the contract terms. Often these are structured as award fees based on performance and are generally accrued during the performance of the contract based on our historical experience with such awards. Revenues under time and materials contracts are recognized as services are delivered based on the terms of the contract. Revenues under our fixed-price service contracts with the U.S. government are recorded using the cost-to-cost percentage-of-completion method.

Cubic Global Defense Systems

CGD Systems is focused on two primary lines of business: training systems and secure communications. The segment is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the DoD, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, ground combat, and search and rescue markets.

CGD Systems is building upon its role as a leader in air and ground combat training systems worldwide. Our products and systems help our customers to retain technological superiority with cost-effective solutions. We design, innovate, manufacture and field a diverse range of technologies that are critical to combat readiness, supply chain logistics and national security for the U.S. and allied nations. Our primary lines of business include air combat training ranges and after action review software, ground combat training systems, including a full range of laser engagement simulation systems, game-based learning systems, virtual small arms training systems, Intelligence, Surveillance and Reconnaissance (ISR) data links, networking and baseband communications equipment, personnel locator systems, and cross domain appliances for cyber security. We also provide ongoing support services for systems we have built for several of our international customers.

Our established international footprint in 40 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales to international customers of CGD Systems have become a major part of our business with 51% of sales in 2015 to international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through business acquisitions we made in the past three years, we now offer software and game-based solutions in modeling and simulation, training and education, cyber warfare, neuroscience, networking communications, and live fire training solutions to US and international forces. These acquisitions deepen our training and communication capabilities and expand our customer base.

Fixed-price contracts accounted for 89% of CGD Systems revenue for fiscal year 2015. Development and system integration contracts in CGD Systems are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

CGD Systems also has many long-term, fixed-price production contracts that do not require substantial development effort. For these contracts we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

Increasingly, CGD Systems is receiving contracts from foreign customers to not only develop and deliver a system, but to maintain the system for a period of years after the delivery. While service contracts have not historically been a significant part of our CGD Systems business, this type of multiple-element contract has become more common in recent years. Revenues under contracts for services in CGD Systems are generally recognized as services are performed on a straight-line basis over the period of contract performance. Costs incurred under these services contracts are expensed as incurred, and may vary from period to period, resulting in fluctuations in earnings.

The gross profit margin in fiscal 2015 was 29%, compared to 30% in 2014 and 32% in 2013. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

Operating overview

Cubic Corporation sales in 2015 were $1.431 billion compared to $1.398 billion in 2014, an increase of 2%. Increases in sales for CGD Systems and CGD Services of 15% and 1%, respectively, were partially offset by a 5% decrease in CTS sales. Revenues from businesses we acquired in 2015 and 2014 increased our consolidated sales by 4% from 2014 to 2015. The impact of changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against the British pound, Australian dollar, and the New Zealand dollar adversely affected our sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a negative impact on sales of 4%, or $52.1 million in 2015 compared to 2014.

Cubic Corporation sales in 2014 were $1.398 billion compared to $1.361 billion in 2013, an increase of 3%. Increases in sales for CTS and CGD Systems of 13% and 10%, respectively, were partially offset by a 15% decrease in CGD Services sales. Revenues from businesses we acquired in 2014 and 2013 increased our consolidated sales by 5% from 2013 to 2014. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $6.4 million in 2014 from 2013.

Operating income was $75.4 million in 2015 compared to $92.5 million in 2014, a decrease of 18%. CGD Systems operating income decreased by 31% in 2015 from 2014 primarily due to $4.6 million of restructuring charges incurred in fiscal 2015. CGD Services operating income decreased by 15% in 2015 due to continued competitive pressures driving down bid prices. CTS operating income increased by 15% predominantly due to improvements in operating results on service contracts in North America. Businesses we acquired in all of our segments in 2015 and 2014 generated operating losses of $3.9 million in 2015 compared to $8.3 million in 2014. Unallocated corporate and other costs for fiscal 2015 were $25.5 million in 2015 compared to $8.0 million in 2014. The increase in unallocated corporate costs is primarily related to strategic and IT system resource planning as part of our One Cubic initiative totaling $13.2 million, $3.0 million of consulting and legal fees related to an investigation conducted by the Audit Committee of the Board of Directors and a $1.4 million increase in stock-based compensation that was not allocated to segment operations. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $7.8 million in 2015 compared to 2014. In 2015 we exited our global asset tracking business. This business did not generate any significant revenue in 2015 or 2014, and had $2.3 million of operating losses in each of those years. A correction of immaterial errors reduced operating income in the first quarter of fiscal 2015 by $2.1 million. See Note 1, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in “Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further detail.

Operating income was $92.5 million in 2014 compared to $40.7 million in 2013, an increase of 127%. CGD Services operating income increased by $43.9 million in 2014, because we recorded a goodwill impairment charge of $50.9 million in 2013. Excluding the impact of the 2013 goodwill impairment, CGD Services operating income decreased primarily due to reduced sales and reduced profit margins on contracts due to competitive pressures driving down bid prices. CGD Systems operating income increased by 89% in 2014 from 2013 due to an increase in operating margin on increased training system sales, and because CGD Systems operating profits were negatively impacted in 2013 by $7.8 million of restructuring charges and by a $2.8 million write-down of inventory in our global asset tracking product line in 2013. Businesses acquired by CGD Systems in fiscal years 2014 and 2013 incurred operating losses of $8.0 million for 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. CTS operating income decreased by 1%. Businesses we acquired in all of our segments in 2014 and 2013 generated operating losses of $11.5 million in 2014. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $5.9 million in 2014 from 2013.

Net income attributable to Cubic decreased to $22.9 million (85 cents per share) in 2015 from $69.5 million ($2.59 per share) in 2014. The change was primarily due to the increase in income tax expense described below and the decrease in operating income described above.

Net income attributable to Cubic increased to $69.5 million ($2.59 per share) in 2014 from $25.1 million ($0.94 per share) in 2013. The increase in net income attributable to Cubic was primarily due to the increase in operating income described above and a decrease in the effective income tax rate described below.

The gross margin from product sales was 26% in 2015, compared to 27% in 2014. The decrease in gross margin percentage was primarily due to increases in estimated costs to complete virtual combat training deliverables for the U.S. Navy within our CGD Systems business. This decrease in product gross margin percentage was partially offset by the gross margins on DTECH sales, which are higher than the majority of our organic sales. The gross margin from service sales was 22% in 2015 compared to 19% in 2014. The increase in the gross margin percentages on services sales was predominantly the result of improvements in operating results on a transportation services contract in Chicago described below.

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

SG&A expenses increased to $212.5 million or 15% of sales in 2015, compared to $181.7 million or 13% of sales in 2014. The increase in SG&A expenses is primarily related to strategic and IT system resource planning as part of our One Cubic initiative totaling $13.2 million, $3.0 million of consulting and legal fees related to an investigation conducted by the Audit Committee of the Board of Directors, a $2.5 million increase in stock-based compensation and SG&A expenses associated with DTECH, a company we acquired in 2015. Included in SG&A expenses for DTECH is $3.6 million of expense representing the change in the fair value of contingent consideration expected to be paid to the sellers of DTECH between the acquisition date and September 30, 2015.

SG&A expenses increased to $181.7 million or 13% of sales in 2014, compared to $165.2 million or 12% of sales in 2013. The increase in SG&A expenses is primarily due to SG&A expenses associated with companies acquired in 2013 and 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. In 2014 we also incurred $1.3 million of professional fees in connection with strategic and IT system resource planning. In addition, stock-based compensation added $5.1 million to SG&A expenses for the year compared to $3.0 million in 2013.

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

Company-sponsored R&D spending, related primarily to new transportation and defense technologies we are developing, totaled $18.0 million in 2015 and 2014. Company-sponsored R&D spending for CGD Systems increased $3.8 million in 2015 while Company-sponsored R&D spending for CTS decreased by $3.8 million in 2015. The primary reason for the decrease in R&D costs for CTS is that in 2015 we received a $3.6 million settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in fiscal 2015. The remaining amount of the settlement was recorded as a reduction in 2015 SG&A expenses.

Company-sponsored R&D spending totaled $18.0 million in 2014 compared to $24.4 million in 2013. Company-sponsored R&D spending for CGD Systems decreased $5.1 million in 2014 while Company-sponsored R&D spending for CTS decreased by $1.4 million in 2014. The amount of contract-required engineering and development activity in 2015 was approximately $77.2 million compared to $73.0 million in 2014 and $68.3 million in 2013; however, these costs are included in cost of sales, rather than R&D, as they are directly related to contract performance.

Amortization expense increased to $27.6 million in 2015 compared to $22.6 million in 2014 and $16.7 million in 2013. The increases in amortization expense were primarily related to our acquisitions of DTECH in 2015 and ITMS and Intific in 2014.

Interest and dividend income was $1.8 million in 2015 compared to $1.4 million in 2014 and $1.6 million in 2013. The changes in interest and dividend income between these years were generally correlated with changes in the average cash balances held by our wholly owned subsidiaries in New Zealand and Australia. These foreign currency investments earned a higher interest rate than our other cash and short-term investments. Interest expense was $4.4 million in 2015 compared to $4.1 million in 2014 and $3.4 million in 2013. The increases in interest expense were consistent with our average outstanding debt balances from 2013 to 2015.

Other income (expense) netted to expense of $0.9 million in 2015 compared to income of $0.4 million in 2014 and income of $0.9 million in 2013. Fluctuations in other income are caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Our effective tax rate for fiscal 2015 was 68% compared to 22% in fiscal 2014 and 36% in fiscal 2013. The increase in the effective tax rate for fiscal 2015 is the result of the company establishing a valuation allowance against U.S. deferred tax assets that resulted in a net charge to income tax expense of $35.8 million with an overall unfavorable impact on the annual effective tax rate of 50%. The non-cash charge to establish a valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated condensed statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated condensed statement of operations.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Through September 30, 2015, a valuation allowance of $54.8 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign assets. For fiscal 2015, the total change in the valuation allowance was $40.7 million, of which $37.6 million was recorded as net tax expense in our Consolidated Statement of Income in fiscal 2015. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Transportation Systems Segment

Years ended September 30,	2015	2014	2013
	(in millions)

Cubic Transportation Systems Segment Sales	$566.8	$599.7	$529.5

Cubic Transportation Systems Segment Operating Income	$75.9	$65.9	$66.8

CTS sales decreased 5% to $566.8 million in 2015 compared to $599.7 million in 2014. Changes in foreign currency exchange rates had a significant adverse impact on our sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $40.0 million for 2015 compared to 2014. Sales in North America decreased in 2015 compared to 2014 due to a lower amount of work on a bus installation contract in New York and on a train line fare system expansion project in Washington D.C. as these projects moved closer to completion in 2015. Revenue recognized on a system development and operations contract in Chicago was higher in 2015 than last year. For this Chicago contract, the recognition of sales is limited to billable amounts, and this contract reached milestones that significantly increased monthly billable amounts beginning in January 2014. Sales in Australia and the U.K. in local currencies were relatively consistent between 2014 and 2015, but after foreign currency translation were impacted by the changes in exchange rates noted above. Businesses acquired by CTS in fiscal year 2014 contributed sales of $47.0 million in 2015 compared to $43.7 million in 2014.

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

CTS operating income increased 15% in 2015 to $75.9 million compared to $65.9 million in 2014 despite the negative impacts of foreign currency exchange rates. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $5.5 million for 2015 compared to 2014. The increase in operating income compared to last year was primarily attributable to a decrease in losses experienced on the Vancouver contract, an increase in gross margins on the contract in Chicago, and a gain recognized on proceeds from a claim settlement of $3.6 million. These increases in operating income were partially offset by slightly lower margins on development and services work in the U.K. Businesses acquired by CTS in fiscal year 2014 contributed an operating loss of $2.1 million for 2015 compared to an operating loss of $1.4 million in 2014. In July 2014 we announced that we had won a contract to continue providing ticketing and fare collection system services for Transport for London (TfL). The seven-year contract is denoted in pounds sterling and has a value of over $625 million. It includes an option to extend the contract for a further three years, giving the contract an expected value of over $850 million. This new contract began in August 2015, upon the completion of our previous contract. Under the new contract we anticipate that our sales, operating income, and gross margin percentage will be lower than they were under the completed contract with TfL.

CTS operating income decreased 1% in 2014 to $65.9 million compared to $66.8 million in 2013. Businesses acquired by CTS in fiscal years 2014 and 2013 contributed an operating loss of $2.5 million for 2014 compared to an operating loss of $0.8 million in 2013. CTS operating income for 2014 decreased due to the changes in cost estimates on the Vancouver contract described above. The decrease in CTS operating income for 2014 was also impacted by the increased costs of providing services on our transportation contract in Chicago. For fiscal year 2014, the operating loss for this contract was $28.8 million. The provision of services under this contract began just prior to the end of fiscal 2013. Revenue recognized on this contract is limited to billable amounts, which were significantly less than costs incurred to provide these services until the billable amounts increased upon system acceptance, which occurred effective January 1, 2014. These decreases in operating income were partially offset by an increase in operating income on increased sales for contracts in the U.K, and also a decrease in operating losses on a contract in Sydney. In fiscal 2013, cost growth on this Sydney contract resulted in operating losses on that contract for the year. In fiscal 2014, the operating results of the Sydney contract improved, but continued to be in a loss position. In 2014 we were in a phase of the Sydney contract where we were continuing to install the system while transitioning to full operations and the costs incurred to provide services were greater than the billable revenues for those services. The decrease in operating income for the year was partially offset by increased system usage bonuses on our contract in London and by higher operating income on higher sales of both products and services in the U.K. and certain other programs in the U.S. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in CTS operating income of $6.1 million for 2014 compared to 2013.

Amortization of purchased intangibles included in the CTS operating results totaled $8.6 million, $9.7 million, and $2.8 million in 2015, 2014 and 2013, respectively.

Cubic Global Defense Services Segment

Years ended September 30,	2015	2014	2013
	(in millions)

Cubic Global Defense Services Segment Sales	$402.1	$398.1	$468.7

Cubic Global Defense Services Segment Operating Income	$6.6	$7.8	$(36.1)

CGD Services sales increased 1% to $402.1 million in 2015 compared to $398.1 million in 2014. Although this slight upward movement in sales between the years appears to reflect little change, there was a change in the mix of sales. We realized higher sales in 2015 from a Marine Corps training contract we won early in the fiscal year, from Special Operations Forces training and from growth in our simulator training operations. Sales were lower from training exercises at the Joint Readiness Training Center (JRTC), the Korea Battle Simulation Center (KBSC) and the Joint Warfighting Center (JWFC).

CGD Services sales decreased 15% to $398.1 million in 2014 compared to $468.7 million in 2013. Sales in 2014 were lower due in part to the U.S. government’s shut down in October 2013 and reductions in spending by the U.S. government. The decrease in sales was also caused by the loss of a contract early in fiscal year 2014 due to a lower bid by a competitor, and lower Abraxas sales. These reductions were partially offset by growth in the Simulator Training business area due to the award of a new contract in early fiscal 2014. NEK Special Programs Group LLC (NEK), a Special Operation Forces training business acquired in December 2012 had sales of $45.0 million in 2014 compared to sales of $31.6 million in 2013.

CGD Services operating income decreased to $6.6 million in 2015 from $7.8 million in 2014. Profit margins were lower in 2015 than in 2014 due in part to the change in mix of sales described above. Lower sales from the JRTC and JWFC contracts resulted in lower operating income, while certain contracts generating higher sales, such as the Marine Corps training contract, produced lower operating income as they were bid with lower margins due to competitive pressures. The KBSC contract was also won in a very competitive environment, resulting in lower profit margins from this new contract than our past contracts at the KBSC, which we have operated for nearly 25 years. In addition to these competitive pressures, we incurred higher compensation costs during the first quarter of fiscal 2015 as the result of recruiting new executive management. We also incurred restructuring charges of $0.6 million as part of our plan to improve the cost structure of the business to help improve profit margins. Lower operating income was partially offset by a $2.7 million decrease in amortization expense related to purchased intangible assets.

CGD Services operating income increased to $7.8 million in 2014 from an operating loss of $36.1 million in 2013. Excluding the impact of the $50.9 million goodwill impairment recorded in 2013 described below, CGD Services operating income decreased from 2013 to 2014 by 47%. Operating income in 2014 was impacted by the sales decreases described above and reduced profit margins on contracts due to competitive pressures driving down bid prices. The CGD Services competitive environment has forced us to bid lower profit margins than in recent years in order to acquire positions on new contracts and retain positions on our existing contracts. Operating income also decreased as a result of a focused investment we are making to expand our footprint in the Special Operations Forces market, which totaled $1.7 million for 2014. The NEK operating loss was $1.0 million for 2014 compared to $0.8 million in 2013.

Amortization of purchased intangibles included in the CGD Services results amounted to $7.7 million, $10.4 million, and $12.5 million in 2015, 2014 and 2013, respectively.

Cubic Global Defense Systems Segment

Years ended September 30,	2015	2014	2013
	(in millions)

Cubic Global Defense Systems Segment Sales	$462.1	$400.6	$363.0

Cubic Global Defense Systems Segment Operating Income	$18.4	$26.8	$14.2

CGD Systems sales increased 15% to $462.1 million in 2015 compared to $400.6 million in 2014. Businesses acquired by CGD Systems in fiscal years 2015 and 2014 contributed sales of $60.5 million in 2015 compared to $5.3 million in 2014. In addition to the sales from acquired businesses, sales were higher from air combat training systems, particularly in the Middle East, as well as from ground combat training systems in the Middle East. These increases were partially offset by lower sales from ground combat training systems in the U.S. and simulation systems sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $12.1 million for 2015 compared to 2014.

CGD Systems sales increased 10% to $400.6 million in 2014 compared to $363.0 million in 2013. Businesses acquired by CGD Systems in fiscal years 2014 and 2013 contributed sales of $17.9 million in 2014 compared to $3.7 million in 2013. Other than the impact of the businesses acquired in 2014 and 2013, the overall increase in sales was primarily from a new ground combat training system development contract in the Far East, from tactical engagement simulation system contracts and from simulator contracts, including a new contract to develop simulation trainers for the Littoral Combat Ships. These increases in sales were partially offset by lower sales of air combat training systems, asset tracking products, and personnel locator systems. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.3 million for 2014 compared to 2013.

CGD Systems operating income decreased 31% to $18.4 million in 2015 compared to $26.8 million in 2014. Increases in estimated costs to complete a contract for the development of a virtual training system, resulted in losses of $9.5 million in 2015. The increased costs resulted, in part, from customer directed work outside the scope of the contract. While we expect to recover some amount of the costs related to the work performed outside of the scope of the contract through a contract claim process, at this time it is not possible to determine the amount that will be recovered. In addition, operating income was lower on decreased sales of ground combat training systems in the U.S. and simulator systems. In addition, CGD systems incurred $4.6 million of restructuring charges in fiscal 2015. The CGD Systems restructuring charges relate primarily to severance expenses incurred for the reduction of CGD Systems headcount in connection with the consolidation of management functions and other processes for CGD Systems and CGD Services businesses. Foreign currency exchange rates also negatively impacted CGD Systems operating results. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in CGD Systems operating income of $2.2 million for 2015 compared to 2014. Partially offsetting these decreases in operating income were increased operating income on increased sales of ground combat training systems in the Middle East. Although sales of air combat training systems were higher in 2015 than in 2014, the operating income on these sales was consistent between years based upon the decrease in operating profit margin percentages on the mix of sales between the years. Also partially offsetting the decrease in operating income was the decrease in losses incurred by acquired businesses. Businesses acquired by CGD Systems in fiscal years 2015 and 2014 contributed operating losses of $1.8 million for 2015 compared to operating losses of $6.9 million in 2014.

CGD Systems operating income increased 89% to $26.8 million in 2014 compared to $14.2 million in 2013. Businesses acquired by CGD Systems in fiscal years 2014 and 2013 had operating losses of $8.0 million for 2014, including a $3.7 million charge for compensation expense related to amounts paid to Intific employees upon the close of the acquisition in February 2014. Businesses acquired by CGD Systems in fiscal year 2013 had operating income of $0.3 million in 2013. In 2014, we had higher operating income on increased sales from the simulation systems, ground combat training system and the simulator development contract mentioned above. Profit margins on a number of training systems contracts improved in fiscal 2014 due to the restructuring activity in the third quarter of 2013, which reduced ongoing costs. Although air combat training system sales were lower in 2014 than in 2013, operating income from air combat training systems sales increased in 2014 primarily due to relatively high margin sales to a customer in the Far East in the fourth quarter of 2014. Operating losses on asset tracking products decreased between 2013 and 2014 for two primary reasons. In 2014 we succeeded in cost cutting efforts on our asset tracking product line; also, in 2013 we incurred charges to cost of sales totaling $2.8 million for inventoried costs in excess of estimated realizable value for our global asset tracking product line. In 2014 we wrote-down an additional $0.6 million of our global asset tracking product inventory. These inventory write-downs relate primarily to global asset tracking products that were being manufactured in fiscal 2013 for anticipated contracts with the U.S. government which did not occur. In addition, in 2014 the secure communication operating loss was impacted by a research and development investment of $1.8 million that we made in communications and cyber technologies. Foreign currency exchange rates had no significant impact on CGD systems operating profits in fiscal 2014. CGD Systems incurred restructuring charges of $7.8 million in 2013 and $0.5 million in 2014 in order to rebalance our resources to work levels that had declined due to delays in contract awards and contract funding.

Amortization of purchased intangibles included in the CGD Systems results amounted to $11.3 million, $2.5 million, and $1.4 million in 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our operating cash flows have been the primary source of funding for our operations, and have been a source of funding many of our business acquisitions and capital expenditures. We generated strong operating cash flows in fiscal 2015 and 2014. Operating activities provided cash of $89.7 million and $114.8 million in 2015 and 2014, respectively while operating activities used cash of $13.3 million in 2013. The changes in operating cash flows between 2013, 2014, and 2015 were largely driven by the terms of our largest customer contracts. Our contract terms with our customers can have a significant impact on our operating cash flows. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For some large long-term development contracts, we receive significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. Changes in the amount of unbilled accounts receivable are reflective of the difference between when costs are incurred and when we are entitled to receive milestone payments.

In 2015, CGD Services and CTS contributed to positive operating cash flows, while CGD Systems operations used cash. In 2014, all three segments contributed to positive operating cash flows and in 2013, CGD Services contributed positive operating cash flows, while the operating activities of both CGD Systems and CTS used cash.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $27.5 million in 2015. Of this amount, $11.5 million was recognized as expense and is reflected in cash flows from operations, while $16.0 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows.

Investing activities used cash of $125.1 million in 2015, $121.6 million in 2014 and $76.8 million in 2013. In 2015, significant investing activities on our Statement of Cash Flows included $90.4 million cash paid related to the acquisition of DTECH in our CGD Systems segment, $1.7 million of cash paid related to business acquisitions made in 2013 and 2014, and capital expenditures of $22.2 million, including the $16.0 million of capitalized ERP costs described above.

In 2014, investing activities on our Statement of Cash Flows included $72.2 million paid for the acquisition of ITMS, $11.2 million paid for the acquisition of Intific, $21.5 million in net purchases of marketable securities and capital expenditures of $16.6 million.

In 2013, investing activities on our Statement of Cash Flows included $40.3 million of cash paid for the acquisition of NEK. We also made contingent consideration payments of $7.8 million in 2013 and $2.4 million in 2014 related to the acquisition of NEK, which are classified as financing activities on our Statements of Cash Flows. In addition, investing activities included the acquisition of NextBus for $20.2 million and $3.3 million for the acquisition of two small defense systems businesses. We also invested $4.1 million in marketable securities during 2013 and made capital expenditures of $9.1 million.

Financing activities provided cash of $73.3 million in 2015, used cash of $9.8 million in 2014, and provided cash of $77.0 million in 2013. In 2015, we borrowed $60.0 million on a short-term basis that, in addition to existing cash resources, was used to finance the acquisition of DTECH. Other significant financing cash flows in 2015 included the sale of $25.0 million of senior unsecured notes, bearing interest at a rate of 3.70% and maturing on March 12, 2025. In 2015 and 2014, we repurchased $2.7 million and $1.2 million of common stock, respectfully, in connection with our stock-based compensation plan. In 2013, we sold $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. We made payments on long-term borrowings of $0.5 million, $0.6 million and $8.5 million in 2015, 2014 and 2013, respectively. Dividends paid to shareholders amounted to $7.3 million (27 cents per share) in 2015, and $6.4 million (24 cents per share) in 2014 and 2013.

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, expiring in May 2017. Commitment fees associated with this financing arrangement are 0.25% of the unutilized balance per year. As of September 30, 2015, there were borrowings totaling $60.0 million under this agreement. In addition, there were letters of credit outstanding totaling $21.8 million, which reduce the available line of credit to $118.2 million.

We also have a secured letter of credit facility agreement (Secured Letter of Credit Facility) with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2015 there were letters of credit outstanding under this agreement of $58.5 million. Restricted cash at September 30, 2015 of $69.2 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit under the Revolving Credit Agreement described above.

As of September 30, 2015, we had letters of credit and bank guarantees outstanding totaling $76.0 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.1 million as of September 30, 2015, which primarily guarantee our payment of certain self-insured liabilities.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) and $3.0 million Australian dollars (equivalent to approximately $2.1 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2015, no amounts were outstanding under these borrowing arrangements.

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

The accumulated deficit in other comprehensive loss increased $46.5 million in 2015. Unrealized cumulative translation adjustments totaled $31.4 million and an increase in the recorded liability for our pension plans increased our accumulated other comprehensive loss by $15.8 million.

Our financial condition remains strong with net working capital of $428.5 million and a current ratio of 2.2 to 1 at September 30, 2015. We expect that cash on hand, our revolving credit agreement and our ability to access the debt markets will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at September 30, 2015 was 17%. In addition, our cash, cash equivalents, including restricted cash, and marketable securities, totaled $318.3 million at September 30, 2015 which exceeded our total short and long-term debt by $131.5 million. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2015, $295.4 million of the $318.3 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, we have the intent and ability to permanently reinvest all of these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following is a schedule of our contractual obligations outstanding as of September 30, 2015:

	Total	Less than 1 Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Short-term borrowings	$60.0	$60.0	$—	$—	$—
Long-term debt	126.7	0.5	1.1	0.1	125.0
Interest payments	32.3	4.4	8.6	8.6	10.7
Operating leases	55.0	10.8	17.6	11.2	15.4
Deferred compensation	11.2	1.3	2.4	0.5	7.0
	$285.2	$77.0	$29.7	$20.4	$158.1

As of September 30, 2015, we had approximately $8.5 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions which are excluded from the table above. None of these liabilities and related interest and penalties are expected to be paid within one year. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The table above also excludes estimated minimum funding requirements for retirement plans as set forth by statutory requirements. For further information about future minimum contributions for these plans, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Backlog

September 30,	2015	2014
	(in millions)

Total backlog
Transportation Systems	$1,894.3	$1,994.6
Cubic Global Defense Services	485.6	616.0
Cubic Global Defense Systems	595.7	569.6
Total	$2,975.6	$3,180.2

Funded backlog
Transportation Systems	$1,894.3	$1,994.6
Cubic Global Defense Services	149.9	170.9
Cubic Global Defense Systems	595.7	569.6
Total	$2,639.9	$2,735.1

As reflected in the table above, total backlog decreased $204.6 million and funded backlog decreased $95.2 million from September 30, 2014 to September 30, 2015. The decrease in total backlog in CTS and CGD Services was partially offset by an increase in backlog for CGD Systems. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2015, decreased backlog by approximately $155.9 million compared to September 30, 2014, primarily in our Transportation Systems Segment.

The difference between total backlog and funded backlog represents options under multiyear CGD Services contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial (ID/IQ) contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The U.S. DoD now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early, in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select or if we will choose to adopt the standard early. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for us beginning in the first quarter of fiscal 2017. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. ASU 2015-02 will be effective for us beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of ASU 2015-02 on our financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us beginning on October 1, 2016, with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us in the first quarter of fiscal 2018 with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us in the first quarter of fiscal 2017. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

Products and services provided under long-term, fixed-price contracts represented approximately 82% of our sales for 2015. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of- completion method was higher or lower by one percentage point, our 2015 net earnings would have increased or decreased by approximately $7.6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $14.5 million in 2015, increased operating income by approximately $1.3 million in 2014, and decreased operating income by approximately $1.7 million in 2013. These adjustments decreased net income by approximately $8.0 million ($0.30 per share) in 2015, increased net income by approximately $3.5 million ($0.13 per share) in 2014, and decreased net income by approximately $0.3 million ($0.01 per share) in 2013.

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

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U.S. government, which is generally in our CGD Services segment, is recorded under the cost-to-cost percentage-of-completion method. Award fees and incentives related to performance on services contracts at CGD Services are generally accrued during the performance of the contract based on our historical experience with such awards.

Revenue under contracts for services other than those with the U.S. government and those associated with long-term development projects is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered into primarily by our CTS segment and to a lesser extent by our CGD Systems segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

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

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of the provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

We do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for distribution. As of September 30, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $426.6 million, of which $394.9 million originates from the U.K. We continually evaluate the financial requirements of our U.S. operations as well as funding requirements outside the U.S. for potential mergers and acquisitions, market growth and ongoing operations to determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using cash on hand. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2015 amortization expense would have increased by approximately $2.9 million.

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

Goodwill balances by reporting unit are as follows:

September 30,	2015	2014	2013
	(in millions)
Cubic Global Defense Services	$94.4	$94.4	$94.4
Cubic Global Defense Systems	87.5	30.6	22.2
Transportation Systems	56.0	59.1	18.3
Total goodwill	$237.9	$184.1	$134.9

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

For the first step of our fiscal 2015 annual impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used three year forecasts for our reporting units. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the three year forecasts The future cash flows were discounted to present value using a discount rate of 11.0% for our CGD Systems reporting unit, 12.5% for our CGD Services reporting unit and 11.5% for our Transportation Systems reporting unit. The estimated fair values for our CGD Systems and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Services reporting unit exceeded its carrying value by over 10%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past five years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2016 that could expose us to material impairment charges in the future. In performing the 2015 annual test for our CGD Services reporting unit, small changes in the discount rate, growth rate or gross margin assumptions could have a significant impact on the determination of the estimated fair value of CDG Services. For example a decrease in each future year’s projected cash flows by 12% would have resulted in us being required to complete step two of the analysis for the CGD Services reporting unit.

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

Pension Costs

The measurement of our pension obligations and costs is dependent on a variety of assumptions used in our valuations. These assumptions include estimates of the present value of projected future pension payments to plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2015 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2015 would increase or decrease net earnings for 2016 by approximately $0.5 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2015, by approximately $9.0 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S., Australia and New Zealand which are also tied to short-term rates (the U.S. dollar LIBOR rate, the Australia bank bill swap bid rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies which have fixed coupon interest rates. See Note 8 to the Consolidated Financial Statements for more information.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2015	2014	2013

Net sales:
Products	$607,226	$583,937	$562,310
Services	823,819	814,415	799,097
	1,431,045	1,398,352	1,361,407
Costs and expenses:
Products	451,295	424,682	425,793
Services	640,031	657,853	629,520
Selling, general and administrative expenses	212,518	181,672	165,230
Research and development	17,992	17,959	24,445
Amortization of purchased intangibles	27,550	22,602	16,680
Restructuring costs	6,272	1,094	8,139
Impairment of goodwill	—	—	50,865
	1,355,658	1,305,862	1,320,672

Operating income	75,387	92,490	40,735

Other income (expenses):
Interest and dividend income	1,809	1,396	1,576
Interest expense	(4,400)	(4,084)	(3,427)
Other income (expense), net	(885)	(391)	887

Income before income taxes	71,911	89,411	39,771

Income taxes	48,997	19,831	14,502

Net income	22,914	69,580	25,269

Less noncontrolling interest in income of VIE	29	89	183

Net income attributable to Cubic	$22,885	$69,491	$25,086

Net income per share attributable to Cubic:
Basic	$0.85	$2.59	$0.94
Diluted	0.85	2.59	0.94

Weighted average shares used in per share calculations:
Basic	26,872	26,787	26,736
Diluted	26,938	26,845	26,760

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2015	2014	2013

Net income	$22,914	$69,580	$25,269
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	(15,791)	(1,085)	13,106
Foreign currency translation	(31,430)	(2,017)	974
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	—	(2)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	1,574	748	2,977
Adjustment for net gains/losses realized and included in net income, net of tax	(817)	(215)	800
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	757	533	3,777
Total other comprehensive income (loss)	(46,464)	(2,569)	17,855
Total comprehensive income (loss)	$(23,550)	$67,011	$43,124

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$218,476	$191,488
Restricted cash	69,245	69,056
Marketable securities	30,533	25,557
Accounts receivable:
Trade and other receivables	12,812	30,593
Long-term contracts	346,292	364,075
Allowance for doubtful accounts	(179)	(489)
	358,925	394,179

Recoverable income taxes	753	16,055
Inventories	63,700	38,775
Deferred income taxes	1,384	10,324
Prepaid expenses and other current assets	32,286	19,953
Total current assets	775,302	765,387

Long-term contract receivables	36,809	15,870
Long-term capitalized contract costs	73,017	76,209
Property, plant and equipment, net	74,690	64,149
Deferred income taxes	11,443	17,849
Goodwill	237,899	184,141
Purchased intangibles, net	72,936	63,618
Miscellaneous other assets	18,180	7,383

Total assets	$1,300,276	$1,194,606

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,
	2015	2014

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$60,000	$—
Trade accounts payable	47,170	31,344
Customer advances	77,083	91,690
Accrued compensation	51,065	48,812
Other current liabilities	92,854	84,555
Income taxes payable	4,675	12,737
Deferred income taxes	13,404	474
Current maturities of long-term debt	525	563
Total current liabilities	346,776	270,175

Long-term debt	126,180	101,827
Accrued pension liability	26,025	17,219
Deferred compensation	9,913	9,501
Income taxes payable	8,519	6,324
Deferred income taxes	1,971	1,152
Other non-current liabilities	24,604	5,907

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized—5,000 shares
Issued and outstanding—none	—	—
Common stock, no par value:
Authorized—50,000 shares
35,828 issued and 26,883 outstanding at September 30, 2015;
35,734 issued and 26,789 outstanding at September 30, 2014	25,560	20,669
Retained earnings	818,642	803,059
Accumulated other comprehensive loss	(51,836)	(5,372)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	756,288	782,278
Noncontrolling interest in variable interest entity	—	223
Total shareholders’ equity	756,288	782,501

Total liabilities and shareholders’ equity	$1,300,276	$1,194,606

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2015	2014	2013

Operating Activities:
Net income	$22,914	$69,580	$25,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,662	30,440	25,359
Stock-based compensation expense	8,325	5,625	3,251
Change in fair value of contingent consideration	3,607	—	—
Inventory write-down	—	598	2,760
Impairment of goodwill	—	—	50,865
Deferred income taxes	33,816	2,684	(7,508)
Excess tax benefits from equity incentive plans	33	(310)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,230)	(4,300)	(18,991)
Inventories	(21,669)	20,590	(19,890)
Prepaid expenses and other current assets	(18,269)	(8,114)	3,867
Long-term capitalized contract costs	3,192	(7,246)	(42,088)
Accounts payable and other current liabilities	25,599	6,505	(25,637)
Customer advances	(10,200)	7,304	8,990
Income taxes	8,847	(9,768)	(19,114)
Other items, net	(1,938)	1,222	(409)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	89,689	114,810	(13,276)

Investing Activities:
Acquisition of businesses, net of cash acquired	(92,178)	(83,456)	(63,691)
Purchases of marketable securities	(58,855)	(25,557)	(4,050)
Proceeds from sales or maturities of marketable securities	51,173	4,050	—
Purchases of property, plant and equipment	(22,202)	(16,620)	(9,052)
Purchases of other assets	(2,993)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(125,055)	(121,583)	(76,793)

Financing Activities:
Proceeds from short-term borrowings	111,300	38,000	70,000
Principal payments on short-term borrowings	(51,300)	(38,000)	(70,000)
Proceeds from long-term borrowings	25,000	—	100,000
Principal payments on long-term borrowings	(537)	(573)	(8,543)
Proceeds from issuance of common stock	—	113	—
Purchase of common stock	(2,652)	(1,204)	—
Excess tax benefits from equity incentive plans	(33)	310	—
Contingent consideration payments related to acquisitions of businesses	—	(2,368)	(7,842)
Purchase of noncontrolling interest	(1,029)	—	—
Net change in restricted cash	(189)	325	(158)
Dividends paid to shareholders	(7,256)	(6,429)	(6,417)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	73,304	(9,826)	77,040

Effect of exchange rates on cash	(10,950)	4,195	4,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,988	(12,404)	(8,375)

Cash and cash equivalents at the beginning of the year	191,488	203,892	212,267

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$218,476	$191,488	$203,892

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire DTECH, net	$11,808	$—	$—
Liability incurred to acquire Intific, net	$—	$1,173	$—
Liability incurred to acquire NEK, net	$—	$—	$4,490

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2012	$12,574	$721,333	$(20,658)	$(36,078)	$(49)	26,736

Net income	—	25,086	—	—	183	—
Other comprehensive income, net of tax	—	—	17,855	—	—	—
Stock-based compensation	3,251	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,417)	—	—	—	—

September 30, 2013	15,825	740,002	(2,803)	(36,078)	134	26,736

Net income	—	69,491	—	—	89	—
Other comprehensive loss, net of tax	—	—	(2,569)	—	—	—
Stock issued under equity incentive plans	113	(5)	—	—	—	75
Purchase of common stock	(1,204)	—	—	—	—	(22)
Stock-based compensation	5,625	—	—	—	—	—
Tax benefit (expense) from equity incentive plans	310	—	—	—	—	—
Cash dividends paid — $.24 per share of common stock	—	(6,429)	—	—	—	—

September 30, 2014	20,669	803,059	(5,372)	(36,078)	223	26,789

Net income	—	22,885	—	—	29	—
Other comprehensive loss, net of tax	—	—	(46,464)	—	—	—
Stock issued under equity incentive plans	—	(46)	—	—	—	160
Purchase of common stock	(2,652)	—	—	—	—	(66)
Stock-based compensation	8,325	—	—	—	—	—
Purchase of noncontrolling interest	(749)	—	—	—	(252)	—
Tax benefit (expense) from equity incentive plans	(33)	—	—	—	—	—
Cash dividends paid — $.27 per share of common stock	—	(7,256)	—	—	—	—

September 30, 2015	$25,560	$818,642	$(51,836)	$(36,078)	$—	26,883

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Principles of Consolidation: The consolidated financial statements include the accounts of Cubic Corporation, its majority-owned subsidiaries, and variable interest entities (VIE’s) for which Cubic is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation: Our reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statements of Income are translated at the average exchange rates in effect during the applicable periods. The resulting unrealized cumulative translation adjustments are recorded as a component of other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income (Loss). Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our own subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Income as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). Total transaction losses, which are related primarily to advances to foreign subsidiaries and advances between foreign subsidiaries amounted to $3.2 million, $1.3 million and $0.8 million in 2015, 2014 and 2013, respectively.

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

Cash Equivalents: We consider highly liquid investments with maturity of three months or less when purchased to be cash equivalents. In fiscal 2015, we determined that $24.4 million of bank time deposits with maturities in excess of three months, which should have been classified as marketable securities, were inappropriately classified as cash equivalents in our September 30, 2014 Consolidated Balance Sheet. The purchases of these bank time deposits were inappropriately not presented as purchases of marketable securities in the investing section of our Consolidated Statement of Cash Flows for the year ended September 30, 2014. Based upon a quantitative and qualitative assessment of this error, we have determined that this error was not material to our Consolidated Financial Statements, and we have corrected the classification in the September 30, 2014 Balance Sheet, Statement of Cash Flows, and related footnote in the accompanying Consolidated Financial Statements.

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

Marketable Securities: Marketable securities consist of time deposits with banks. Marketable securities are classified and accounted for as available-for-sale. These investments are recorded at fair value in the accompanying Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive income. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

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

Long-term capitalized contract costs: Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts.

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

Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage are expensed as incurred. The amounts capitalized are included in property, plant and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to seven years. No amortization expense is recorded until the software is ready for its intended use.

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

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2015, 2014 and 2013.

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

In addition, we are subject to audit of incurred costs related to many of our U.S. government contracts. These audits could produce different results than we have estimated for revenue recognized on our cost-based contracts with the U.S. government; however, our experience has been that our costs are acceptable to the government.

Research and Development (R&D) : We record the cost of company sponsored R&D activities as the expenses are incurred. The cost of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

Stock-Based Compensation: Restricted stock units awards (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date if vesting occurs. RSUs granted to date have either time-based vesting or performance-based vesting. Compensation expense for all RSUs is measured at fair value at the grant date and recognized based upon the number of RSUs that ultimately vest. We determine the fair value of RSUs based on the closing market price of our common stock on the grant date. The grant date of the performance-based RSUs takes place when the grant is authorized and the specific achievement goals are communicated.

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

Income Taxes: Our provision for income taxes includes federal, state, local and foreign income taxes. We recognize tax credits, primarily for R&D, as a reduction of our provision for income taxes in the year in which they are generated. We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized. We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the realization of the temporary differences. We evaluate the capital requirements of our foreign subsidiaries and determine the amount of excess capital, if any, that is available for distribution. We provide for U.S. taxes on the amount we determine to be excess capital available for distribution. U.S. taxes are not provided on amounts we consider to be permanently reinvested.

Net Income Per Share: Basic net income per share (EPS) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Year Ended September 30,
	2015	2014	2013

Net income attributable to Cubic	$22,885	$69,491	$25,086

Weighted average shares - basic	26,872	26,787	26,736
Effect of dilutive securities	66	58	24
Weighted average shares - diluted	26,938	26,845	26,760

Net income per share attributable to Cubic, basic	$0.85	$2.59	$0.94
Effect of dilutive securities	—	—	—
Net income per share attributable to Cubic, diluted	$0.85	$2.59	$0.94

Anti-dilutive employee share-based awards	—	—	—

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early, in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select or if we will choose to adopt the standard early. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for us beginning in the first quarter of fiscal 2016. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. ASU 2015-02 will be effective for us beginning in the first quarter of fiscal 2016. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us beginning on October 1, 2016, with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us in the first quarter of fiscal 2018 with early adoption permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us in the first quarter of fiscal 2017. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements

Audit Committee Investigation

In the first half of fiscal 2015, our Audit Committee conducted an investigation with the assistance of Latham & Watkins LLP and Deloitte FAS LLP to review our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Through the application of our internal controls, management identified an issue which led to the investigation. As a result of the investigation, our Audit Committee and management determined that as of September 30, 2014, the total estimated costs of certain of our CGD Systems segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014.

Correction of Immaterial Errors

During the accounting close for our March 31, 2015 financial statements, we identified certain errors, unrelated to the matters described in the paragraph above, in our September 30, 2014 financial statements. These errors included an overstatement of revenue recognition on one contract and the understatement of cost of sales on a small number of contracts. The cumulative impact of these errors resulted in an overstatement of our operating income for the year ended September 30, 2014 of $1.6 million.

The cumulative amount of the errors described in the two paragraphs above overstated our operating income for fiscal 2014 by $2.4 million and understated our operating income for 2013 and prior years, cumulatively, by $0.3 million. The impact of correcting the above mentioned errors in the quarter ended December 31, 2014 understated operating income for the quarter by $2.1 million. The impact of correcting these errors (overstated) understated the following amounts in the quarter ended December 31, 2014 and the year ended September 30, 2015 (in thousands):

	Audit Committee
	Investigation
	Error	Other Errors	Total Errors

Net sales:
Products	$747	$517	$1,264

Costs and expenses:
Products	—	138	138
Services	—	438	438
Selling, general and administrative	—	(1,385)	(1,385)
	—	(809)	(809)

Operating income	747	1,326	2,073

Income before income taxes	747	1,326	2,073

Income taxes	299	490	789

Net income attributable to Cubic	$448	$836	$1,284

Based on a qualitative and quantitative analysis of these errors, management concluded that all such errors are cumulatively and individually considered immaterial to the 2014 financial statements and are immaterial to the full year results for 2015 and had no effect on the trend of financial results.  As such, these errors have been corrected in the financial statements for the quarter ended December 31, 2014.

NOTE 2—ACQUISITIONS

Other than the purchase of the remaining equity interest in TranSys described below, each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

DTECH

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). DTECH, based in Sterling, VA, is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business.This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the year ended September 30, 2015, the amounts of DTECH’s sales and net income after taxes included in our Consolidated Statement of Income were $45.8 million and $0.5 million, respectively. Included in DTECH’s operating results are $0.8 million of transaction and acquisition related costs before related income taxes during the year ended September 30, 2015, as well as general and administrative expenses totaling $3.6 million related to the change in the fair value of contingent consideration described below.

The purchase agreement states that the cost of the acquisition is approximately $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets in the future. The acquisition date fair value of the consideration is estimated to be $99.4 million. The total acquisition date fair value of consideration includes the acquisition fair value of holdback consideration and contingent consideration described below.

Approximately $4.7 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. The fair value of the Holdback Consideration is estimated to approximate $4.3 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. At the acquisition date, the total fair value of the contingent consideration was estimated at $3.9 million using a real options approach (see Note 3 for further discussion of fair value measurements). The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. At September 30, 2015 the fair value of the contingent consideration was $7.5 million. The cumulative increase in the fair value of the contingent consideration between the acquisition date and September 30, 2015 that was recognized as expense in fiscal 2015 was $3.6 million.

Through September 30, 2015 we have paid $91.3 million to the seller. At September 30, 2015 we have recorded a liability of $11.8 million as an estimate of the additional cash consideration that will be due to the seller in the future, including the Holdback Consideration and contingent consideration.

The acquisition of DTECH is being paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$35.1
Non compete agreements	0.7
Backlog	2.1
Cash	0.9
Accounts receivable	5.4
Inventory	4.2
Warranty obligation	(0.4)
Tax liabilities	(3.3)
Accounts payable and accrued expenses	(3.4)
Other net assets acquired	0.2
Net identifiable assets acquired	41.5
Goodwill	57.9
Net assets acquired	$99.4

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

Year Ended September 30,
2016	$8.0
2017	6.8
2018	5.5
2019	4.1
2020	2.8
Thereafter	1.5

Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific). Intific is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. The acquisition of Intific expanded the portfolio of services and customer base of our CGD Systems segment.

For the year ended September 30, 2015, the amounts of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $14.7 million and $1.8 million, respectively. For the year ended September 30, 2014, the amounts of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $5.3 million and $4.2 million, respectively.

The acquisition date fair value of the consideration transferred was $12.4 million. We paid cash of $11.2 million to the sellers in fiscal 2014 and the remaining $1.2 million was paid in fiscal 2015.

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

Year Ended September 30,
2016	$0.7
2017	0.6
2018	0.5
2019	0.2
2020	0.1
Thereafter	—

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

For the year ended September 30, 2015, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $47.0 million and $3.0 million, respectively. For the year ended September 30, 2014, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $43.7 million and $2.3 million, respectively. Included in ITMS’ operating results are $0.5 million of transaction costs incurred during the year ended September 30, 2014.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for future periods is as follows (in millions):

Year Ended September 30,
2016	$4.6
2017	3.6
2018	2.7
2019	0.9
2020	0.1
Thereafter	—

NextBus

On January 24, 2013, we acquired all of the outstanding capital stock of NextBus, Inc. (NextBus) from Webtech Wireless, Inc. NextBus provides products and services to transit agencies which provide real-time passenger information to transit passengers, expanding the portfolio of services and customer base of our CTS segment. For the year ended September 30, 2015 the amount of NextBus’ sales and net income after taxes included in our Consolidated Statement of Income were $12.1 million and $0.4 million, respectively. For the year ended September 30, 2014 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $10.1 million and $0.6 million, respectively. For the year ended September 30, 2013 the amount of NextBus’ sales and net loss after taxes included in our Consolidated Statement of Income were $7.8 million and $0.4 million, respectively. Included in the NextBus operating results are $0.2 million in transaction related costs incurred during the year ended September 30, 2013.

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

Year Ended September 30,
2016	$1.4
2017	1.3
2018	1.2
2019	1.1
2020	0.9
Thereafter	2.8

NEK

On December 14, 2012, Cubic acquired from NEK Advanced Securities Group, Inc. (Seller) the customer contracts and operating assets of NEK Special Programs Group LLC (NEK), which consists of the Seller’s Special Operation Forces training business based in Fayetteville, North Carolina and Colorado Springs, Colorado.

For the year ended September 30, 2015 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $55.6 million and less than $0.1 million, respectively. For the year ended September 30, 2014 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $45.0 million and $0.6 million, respectively. For the year ended September 30, 2013 the amount of NEK’s sales and net loss after taxes included in our Consolidated Statement of Income were $31.6 million and $0.5 million, respectively. NEK’s net loss after tax in 2013 excludes any allocation of the goodwill impairment described in Note 7 that is recognized at the reporting unit level. Included in our operating results are $0.6 million in transaction related costs incurred during the year ended September 30, 2013 related to the NEK acquisition.

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of NEK and our CGD Services business and the acquired assembled workforce. The anticipated synergies include the ability to expand services offerings and cost reductions. The amount recorded as goodwill is allocated to our CGD Services segment and is expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of NEK for future periods is as follows (in millions):

Year Ended September 30,
2016	$2.4
2017	1.9
2018	1.4
2019	0.8
2020	0.4
Thereafter	2.4

TranSys

Transaction Systems Limited (TranSys) is the joint venture company through which we won the PRESTIGE contract in London in 1998. Although in recent years the entity has been less active, we intend to use TranSys in our future endeavors. We owned 50 percent of TranSys through September 30, 2015, and we consolidated TranSys in our financial statements because it was a VIE and we were its primary beneficiary. On September 30, 2015 we purchased its remaining equity for $1.0 million. The difference between the purchase price and the carrying value of our noncontrolling interest in TranSys was recorded as a decrease in equity.

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if DTECH, Intific, Nextbus and ITMS had been included in our consolidated results since October 1, 2013 (in millions):

	Years Ended
	September 30,
	2015	2014

Net sales	$1,440.7	$1,458.9

Net income attributable to Cubic	23.9	73.2

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

The fair value of certain of our cash equivalents are based upon quoted prices for identical instruments in active markets. The fair value of our other cash equivalents and our available for sale marketable securities is based upon a discounted cash flow model and approximate cost. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of our contingent consideration liability to the seller of DTECH is revalued to its fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value. The fair value of the contingent consideration was estimated using a real options approach. Each annual payment was modeled using a portfolio of long and short digital options written on the underlying earnings metric (revenue or gross profit). The strike price for each option is the respective earnings threshold as specified in the agreement, and the spot price is calibrated to the revenue and gross profit forecast by calculating the present value of the corresponding projected earnings metric using a risk-adjusted discount rate. The volatility for the underlying earnings metrics was estimated to be 22% based on analysis of comparable guideline public companies. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period. The inputs to this model are significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period. From December 16, 2014, the date of acquisition of DTECH, through September 30, 2015 the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

Balance as of December 16, 2014	$3,900
Total remeasurement recognized in earnings	3,607
Balance as of September 30, 2015	$7,507

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets
Cash equivalents	$68,194	$—	$—	$68,194	$46,183	$10,150	$56,333
Marketable securities	—	30,533	—	30,533	—	25,557	25,557
Current derivative assets	—	11,543	—	11,543	—	7,389	7,389
Noncurrent derivative assets	—	13,909	—	13,909	—	5,920	5,920
Marketable securities in rabbi trust	992	—	—	992	—	—	—
Total assets measured at fair value	69,186	55,985	—	125,171	46,183	49,016	95,199
Liabilities
Current derivative liabilities	—	9,370	—	9,370	—	6,645	6,645
Noncurrent derivative liabilities	—	13,909	—	13,909	—	5,878	5,878
Current contingent consideration to seller of DTECH	—	—	5,000	5,000	—	—	—
Noncurrent contingent consideration to seller of DTECH	—	—	2,507	2,507	—	—	—
Total liabilities measured at fair value	$—	$23,279	$7,507	$30,786	$—	$12,523	$12,523

In fiscal 2015, we determined that $10.2 million of cash equivalents and $25.6 million of marketable securities were erroneously classified as Level 1 measurements within the table presenting assets and liabilities recorded at fair value on a recurring basis as of September 30, 2014. We have determined the affected assets should have been classified as Level 2 measurements within the disclosure. Based upon a quantitative and qualitative assessment of this error we have determined that this error was not material to our Consolidated Financial Statements, and we have corrected the classification in the September 30, 2014 footnote disclosure in the accompanying Consolidated Financial Statements.

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

September 30,	2015	2014

Fair value	$125.8	$99.9
Carrying value	126.7	102.4

Due to the impairment of goodwill for the CGD Services reporting unit at July 1, 2013, the goodwill for CGD Services was measured at its estimated fair value at July 1, 2013. We estimated the fair value of the goodwill primarily based on the discounted projected cash flows of the underlying CGD Services operations and based upon market multiples from publicly traded comparable companies, which are Level 3 fair value measurement techniques. See Note 7 for a further discussion of the 2013 goodwill impairment. We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2015, 2014, or 2013 except for the CGD Services goodwill at July 1, 2013 and the fair value of assets and liabilities acquired in business acquisitions.

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2015	2014

U.S. Government Contracts:
Amounts billed	$55,656	$41,588
Recoverable costs and accrued profits on progress completed—not billed	63,676	66,657
	119,332	108,245
Commercial Customers:
Amounts billed	71,808	80,283
Recoverable costs and accrued profits on progress completed—not billed	191,961	191,417
	263,769	271,700
	383,101	379,945
Less unbilled amounts not currently due—commercial customers	(36,809)	(15,870)
	$346,292	$364,075

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2016. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2015 under transportation systems contracts in the U.S. and Australia.

NOTE 5—INVENTORIES

Significant components of inventories are as follows (in thousands):

September 30,	2015	2014

Finished products	$644	$—
Work in process and inventoried costs under long-term contracts	66,293	58,440
Materials and purchased parts	2,733	125
Customer advances	(5,970)	(19,790)
	$63,700	$38,775

At September 30, 2015, work in process and inventoried costs under long-term contracts includes approximately $1.9 million in costs incurred outside the scope of work or in advance of a contract award, compared to $2.3 million as of September 30, 2014. We believe it is probable that we will recover the costs inventoried at September 30, 2015, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2015 and 2014 were $1.8 million and $2.4 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2015	2014

Land and land improvements	$16,925	$16,056
Buildings and improvements	48,637	49,347
Machinery and other equipment	65,948	71,360
Software	21,633	25,131
Leasehold improvements	11,737	11,191
Construction and internal-use software development in progress	18,019	—
Accumulated depreciation and amortization	(108,209)	(108,936)
	$74,690	$64,149

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software began the process of designing and configuring this software and other software applications to manage our operations. Capitalized software development costs related to these systems totaled $16.0 million during fiscal 2015. Such costs are classified as construction and internal-use software development in process at September 30, 2015 as these systems have not yet been placed in service.

In addition to software costs that were capitalized in fiscal 2015, we recognized expense related to the development of our ERP system of $11.5 million for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Income.

In 2014 we capitalized internal costs of $5.0 million related to the development of software that is used to design products for CGD Systems’ customers. This software was placed in service in late fiscal 2014. Amortization of this software totaled $1.0 million in 2015 and $0.4 million in 2014.

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements amounted to $10.1 million, $7.8 million and $8.7 million in 2015, 2014 and 2013, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment and software over estimated useful lives ranging from 5 to 10 years.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2015 are as follows (in thousands):

	Transportation Systems	Cubic Global Defense Systems	Cubic Global Defense Services	Total

Balances at October 1, 2013	$18,301	$23,443	$94,350	$136,094
Acquisitions (see Note 2)	40,792	7,365	—	48,157
Foreign currency exchange rate changes	74	(184)	—	(110)
Balances at September 30, 2014	59,167	30,624	94,350	184,141
Acquisitions (see Note 2)	—	57,875	—	57,875
Foreign currency exchange rate changes	(3,193)	(924)	—	(4,117)
Balances at September 30, 2015	$55,974	$87,575	$94,350	$237,899

We complete our annual goodwill impairment test each year as of July 1. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations and based upon market multiples from publicly traded comparable companies. For our 2015 impairment test, the estimated fair value of all three of our reporting units exceeded their respective carrying values. As such, there was no impairment of goodwill in 2015. The estimated fair values for our CGD Systems and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Services reporting unit exceeded its carrying value by over 10%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past five years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2016 that could expose us to material impairment charges in the future. In performing the 2015 annual test for our CGD Services reporting unit, small changes in the discount rate, growth rate or gross margin assumptions could have a significant impact on the determination of the estimated fair value of CGD Services. For example a decrease in each future year’s projected cash flows by 12% would have resulted in us being required to complete step two of the analysis for the CGD Services reporting unit. We will be required to monitor changes in these factors as well as other factors which may be considered indicators of interim impairment of our goodwill prior to our next annual impairment test.

In 2013, slowed defense spending and margin compression due to competitive pressures on bid rates impacted operating results and tempered the projected cash flows of our CGD Services reporting unit, negatively impacting our estimate of its fair value at July 1, 2013. Step one of the impairment test indicated that the carrying value of our CGD Services reporting unit, including goodwill, exceeded its estimated fair value at July 1, 2013. Accordingly, in 2013 we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. Based on the results of the step two analysis, we recorded a $50.9 million goodwill impairment in 2013.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract and program intangibles	$156,847	$(96,916)	59,931	$121,340	$(73,234)	$48,106
Other purchased intangibles	28,169	(15,164)	13,005	27,362	(11,850)	15,512
Total	$185,016	$(112,080)	$72,936	$148,702	$(85,084)	$63,618

Total amortization expense for 2015, 2014 and 2013 was $27.6 million, $22.6 million and $16.7 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2015, for each of the next five years and thereafter (in thousands):

	Transportation Systems	Cubic Global Defense Systems	Cubic Global Defense Services	Total
2016	$7,358	$9,480	$4,714	$21,552
2017	6,306	7,590	2,452	16,348
2018	5,251	5,973	1,775	12,999
2019	2,986	4,346	1,184	8,516
2020	958	2,878	790	4,626
Thereafter	3,043	1,514	4,338	8,895
	$25,902	$31,781	$15,253	$72,936

NOTE 8—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2015	2014

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$50,000
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	50,000
Series C senior unsecured notes payable to a group of insurance companies, interest fixed at 3.70%	25,000	—
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	1,705	2,390
	126,705	102,390
Less current portion	(525)	(563)
	$126,180	$101,827

Maturities of long-term debt for each of the five years in the period ending September 30, 2020, are as follows: 2016 — $0.5 million; 2017 — $0.5 million; 2018 — $0.5 million; 2019 — $0.1 million; 2020 — none.

Interest paid amounted to $4.8 million, $4.1 million and $3.7 million in 2015, 2014 and 2013, respectively. Interest paid in 2013 included an interest payment of $0.6 million incurred in connection with a legal settlement.

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

We have a committed five-year revolving credit agreement (Revolving Credit Agreement) with a group of financial institutions in the amount of $200 million, which expires in May 2017. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2015, there were borrowings totaling $60.0 million under this agreement and there were letters of credit outstanding totaling $21.8 million, which reduce the available line of credit to $118.2 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At September 30, 2015 the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 1.7%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2015 there were letters of credit outstanding under this agreement of $58.5 million. Restricted cash at September 30, 2015 of $69.2 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

As of September 30, 2015, we had letters of credit and bank guarantees outstanding totaling $76.0 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.1 million as of September 30, 2015, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) and $3.0 million Australian dollars (equivalent to approximately $2.1 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At September 30, 2015, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2015 these agreements do not restrict such distributions to shareholders.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.8 million and $9.1 million as of September 30, 2015 and 2014, respectively.

NOTE 9—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2030 . These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.3 million in 2015, $0.2 million in 2014 and $0.2 million in 2013) for all operating leases amounted to $11.9 million, $12.0 million and $12.6 million in 2015, 2014 and 2013, respectively. Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2015 (in thousands):

2016	$10,766
2017	9,335
2018	8,302
2019	6,463
2020	4,771
Thereafter	15,415
$55,052

NOTE 10—INCOME TAXES

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2015	2014	2013
	(in thousands)
United States	$(18,712)	$(22,788)	$(31,640)
Foreign	90,623	112,199	71,411
Total	$71,911	$89,411	$39,771

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2015	2014	2013
	(in thousands)
Current:
Federal	$(2,433)	$(8,049)	$8,198
State	723	918	2,437
Foreign	20,266	25,705	18,581
Total current	18,556	18,574	29,216

Deferred:
Federal	24,112	1,296	(14,182)
State	5,710	(1,232)	(2,720)
Foreign	619	1,193	2,188
Total deferred	30,441	1,257	(14,714)
Provision for income taxes	$48,997	$19,831	$14,502

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2015	2014	2013
	(in thousands)

Tax expense at U.S. statutory rate	$25,169	$31,294	$13,920
State income taxes, net of federal tax effect	(34)	111	120
Nondeductible expenses	1,555	1,319	1,609
Change in reserve for tax contingencies	(1,192)	(601)	(673)
Impact of goodwill impairment loss	—	—	10,046
Change in deferred tax asset valuation allowance	38,284	3,109	5,161
Foreign earnings taxed at less than statutory rate	(11,924)	(12,783)	(7,521)
Tax credits generated in the current year	(1,696)	(2,772)	(4,319)
Reinstatement of federal research and development credit	(1,247)	—	(1,937)
Manufacturing deduction	—	—	(1,333)
Other	82	154	(571)
Provision for income taxes	$48,997	$19,831	$14,502

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2015	2014
	(in thousands)
Deferred tax assets:
Accrued employee benefits	$12,597	$13,944
Long-term contracts and inventory valuation reductions	13,297	9,554
Allowances for loss contingencies	3,793	5,121
Deferred compensation	4,252	4,310
Property, plant and equipment	1,611	1,507
Intangible assets	8,037	2,324
Retirement benefits	8,040	4,729
Tax credit carryforwards	11,151	7,285
Net operating losses carryforwards	14,795	15,662
Other	867	585
Total gross deferred tax assets	78,440	65,021
Valuation allowance	(54,759)	(14,024)
Total deferred tax assets	23,681	50,997

Deferred tax liabilities:
Deferred revenue	(23,981)	(22,507)
Other	(2,248)	(1,943)
Total deferred tax liabilities	(26,229)	(24,450)
Net deferred tax asset (liability)	$(2,548)	$26,547

The deferred tax assets and liabilities for fiscal 2015 and 2014 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2015 includes changes that are recorded to Other Comprehensive Income (OCI).

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

As of September 30, 2015, we had net operating loss carryforwards of approximately $47.4 million for foreign and $33.3 million for state, and unused state tax credits of $15.8 million. In general, our foreign operating loss carryforwards and state tax credits are not subject to expiration. The state operating loss carryforwards will begin to expire in fiscal year 2026.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our U.S. DTAs, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cubic’s three-year cumulative U.S. GAAP loss as of the end of fiscal year 2015.

After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our net income tax expense, of $35.8 million. An additional $1.8 million valuation allowance was recorded against our foreign deferred tax assets for a total charge of $37.6 million. Through September 30, 2015, a total valuation allowance of $54.8 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S. or foreign jurisdictions, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

The non-cash charge to establish a valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude our from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the Consolidated Statement of Income for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the Consolidated Statement of Income.

We do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for repatriation. As of September 30, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $426.6 million of which $394.9 million originates from the U.K. We continually evaluate the financial requirements of our U.S. operations as well as funding requirements outside the U.S. for potential acquisitions, market growth and ongoing operations to determine the amount of excess capital, if any, that is available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and foreign withholding taxes, but would also be able to offset unrecognized foreign tax credit carryforwards, if any. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

Accounting for Uncertainty in Income Taxes

During fiscal 2015 and 2014, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Years ended September 30,	2015	2014
	(in thousands)

Balance at beginning of year	$7,306	$8,441
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from expiration of statutes	(1,068)	(973)
Settlements with taxing authorities	—	(728)
Other	3,125	(54)
Tax positions related to the current year	472	743
Tax positions related to current year acquisitions	2,784	—
Currency translation adjustment	—	(123)
Balance at end of year	$12,619	$7,306

At September 30, 2015 and 2014, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate was $4.5 million and $4.7 million, respectively. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to approximately $3.7 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because our tax positions are sustained or because we agree to the disallowance and pays the related income tax. The amount of net interest and penalties recognized as a component of income tax expense during 2015, 2014 and 2013 was not material. Interest and penalties accrued at September 30, 2015 and 2014 amounted to $1.2 million and $1.6 million, respectively, bringing the total net liability for uncertain tax issues to $10.9 million and $8.0 million, respectively, as of September 30, 2015 and 2014.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2015, the fiscal years open under the statute of limitations in significant jurisdictions include 2012 through 2015 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $15.2 million, $27.3 million and $42.1 million in 2015, 2014 and 2013, respectively.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as foreign currency forwards. We do not use any derivative financial instruments for trading or other speculative purposes.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2015 and 2014 (in thousands):

	Notional Principal
September 30,	2015	2014
Instruments designated as accounting hedges:
Foreign currency forwards	$217,796	$249,628

Instruments not designated as accounting hedges:
Foreign currency forwards	$142,820	$136,955

Included in the amounts not designated as accounting hedges above at September 30, 2015 and 2014 are foreign currency forwards with notional principal amounts of $117.8 million and $132.1 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2015 and 2014. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We presents its derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of September 30, 2015 or 2014.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2015 and 2014 (in thousands):

		Fair Value
		September 30,
	Balance Sheet Location	2015	2014
Asset derivatives:
Foreign currency forwards	Other current assets	$11,321	$7,389
Foreign currency forwards	Other noncurrent assets	13,909	5,920
		$25,230	$13,309
Liability derivatives:
Foreign currency forwards	Other current liabilities	$9,370	$6,645
Foreign currency forwards	Other noncurrent liabilities	13,909	5,878
Total		$23,279	$12,523

The tables below present gains and losses recognized in OCI for the years ended September 30, 2015 and 2014 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Years ended September 30,	2015		2014			2015	2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$1,165	$1,257	$820	$330	Other income/(expense), net	$144	$—
Forward starting swap	—	—	—	—	Other income/(expense), net	—	164
	$1,165	$1,257	$820	$330		$144	$164

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2015 or 2014. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.3 million, net of income taxes.

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

NOTE 12—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plans

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan totaled $9.9 million and $9.5 million at September 30, 2015 and 2014, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of September 30, 2015 was $2.9 million, which included life insurance contracts with a carrying value of $1.9 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Consolidated Statements of Income.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require the company to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. In 2015, 2014 and 2013, more than half of our contributions to these plans were discretionary contributions. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, the company matches a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $14.2 million, $19.6 million and $19.7 million in 2015, 2014 and 2013, respectively.

Defined Benefit Pension Plans

Certain employees in the U.S. are covered by a noncontributory defined benefit pension plan for which benefits were frozen as of December 31, 2006 (curtailment). The effect of the U.S. plan curtailment is that no new benefits have been accrued after that date. Approximately one-half of our European employees are covered by a contributory defined benefit pension plan for which benefits were frozen as of September 30, 2010. Although the effect of the European plan curtailment is that no new benefits will accrue after September 30, 2010, the plan is a final pay plan, which means that benefits will be adjusted for increases in the salaries of participants until their retirement or departure from the company. The European plan was amended in 2014 to reduce the amount of participant compensation used in computing the pension liability for certain participants. We recognized a decrease in our benefit obligation as a result of these plan amendments of $1.7 million in 2014. U.S. and European employees hired subsequent to the dates of the curtailment of the respective plans are not eligible for participation in the defined benefit plans.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2015, we expect to make contributions of approximately $5.1 million in 2016. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2015 and expected to be recognized in net pension cost during fiscal 2016 is a loss of $2.0 million ($1.5 million net of income tax). No plan assets are expected to be returned to us in 2016.

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of plan assets for the defined benefit pension plans were as follows (in thousands):

September 30,	2015	2014

Projected benefit obligation	$227,527	$224,201
Accumulated benefit obligation	227,527	224,201
Fair value of plan assets	201,502	206,982

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2015	2014
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$224,201	$209,118
Service cost	670	636
Interest cost	9,073	9,967
Actuarial loss (gain)	8,203	10,730
Plan amendments	—	(1,044)
Gross benefits paid	(7,047)	(6,229)
Foreign currency exchange rate changes	(7,573)	1,023
Net benefit obligation at the end of the year	227,527	224,201

Change in plan assets:
Fair value of plan assets at the beginning of the year	206,982	188,337
Actual return on plan assets	2,815	21,127
Employer contributions	6,206	3,728
Gross benefits paid	(7,047)	(6,229)
Administrative expenses	(682)	(730)
Foreign currency exchange rate changes	(6,772)	749
Fair value of plan assets at the end of the year	201,502	206,982

Unfunded status of the plans	(26,025)	(17,219)
Unrecognized net actuarial loss	51,087	33,376
Net amount recognized	$25,062	$16,157

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(51,087)	$(33,376)
Deferred tax asset	15,260	9,925
Valuation allowance on deferred tax asset	(3,415)	—
Accumulated other comprehensive loss	$(39,242)	$(23,451)

The components of net periodic pension cost (benefit) were as follows (in thousands):

Years ended September 30,	2015	2014	2013
Service cost	$670	$636	$532
Interest cost	9,073	9,967	8,867
Expected return on plan assets	(13,835)	(13,183)	(11,605)
Amortization of actuarial loss	705	802	1,798
Administrative expenses	163	152	76
Net pension benefit	$(3,224)	$(1,626)	$(332)

Years ended September 30,	2015	2014	2013
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	4.1%	4.2%	4.8%
Rate of compensation increase	3.1%	3.2%	4.4%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	4.2%	4.8%	4.3%
Expected return on plan assets	6.9%	7.0%	7.0%
Rate of compensation increase	3.2%	4.4%	3.8%

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

The target ranges for each major category of the plans’ assets at September 30, 2015 are as follows:

Asset Category	Allocation Range
Equity securities	20% to 55%
Debt securities	25% to 75%
Cash	0% to 55%
Real estate	0% to 10%

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 3 for a description of each level within the fair value hierarchy. During 2015 our plans invested in a diversified growth fund that holds underlying investments in equities, fixed- income securities, commodities, and real estate.

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

	September 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$766	$988	$—	$1,754	$1,863	$407	$—	$2,270
Equity:
U.S. equity securities	—	38,912	—	38,912	—	43,351	—	43,351
Foreign equity securities	—	45,120	—	45,120	—	47,110	—	47,110

Fixed Income:
U.S. fixed-income funds	—	49,744	—	49,744	—	49,479	—	49,479
U.K. fixed-income funds	—	24,707	—	24,707	—	25,813	—	25,813

Diversified growth fund	—	33,099		33,099	—	31,863		31,863
Real Estate	—	—	8,166	8,166	—	—	7,096	7,096
Total	$766	$192,570	$8,166	$201,502	$1,863	$198,023	$7,096	$206,982

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Real Estate
Balance as of October 1, 2013	$6,263
Realized and unrealized gains, net	898
Purchases, sales and settlements, net	(65)
Balance as of September 30, 2014	7,096
Realized and unrealized gains, net	1,142
Purchases, sales and settlements, net	(72)
Balance as of September 30, 2015	$8,166

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2015 and 2014.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2016	$8,173
2017	8,431
2018	8,925
2019	9,575
2020	9,931
2021-2025	53,898

NOTE 13—STOCKHOLDERS’ EQUITY

Long-Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through September 30, 2015, the Compensation Committee has granted 565,409 RSUs with time-based vesting and 488,604 RSUs with performance-based vesting under this program.

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

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of performance goals established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. For the performance-based RSUs granted to date, the vesting will be contingent upon Cubic meeting one of three types of vesting criteria over the performance period. These three categories of vesting criteria consist of revenue growth targets, earnings growth targets, and return on equity targets. The level at which Cubic’s performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

Through September 30, 2015, Cubic has granted 1,054,013 RSUs of which 230,110 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At September 30, 2015, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 287,568.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at October 1, 2013	421,369	$43.76
Granted	305,074	49.57
Vested	(69,994)	43.76
Forfeited	(13,500)	47.80
Unvested at September 30, 2014	642,949	$43.76
Granted	322,428	48.10
Vested	(160,499)	45.91
Forfeited	(44,976)	46.65
Unvested at September 30, 2015	759,902	$47.24

As of September 30, 2015, approximately 3,558,058 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2015, 116,178 RSUs vested.

NOTE 14 — STOCK-BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards of $8.3 million for the year ended September 30, 2015, which was comprised of the following (in thousands):

Cost of sales	$754
Selling, general and administrative	7,571
$8,325

As of September 30, 2015, there was $25.4 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $13.8 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2015. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

NOTE 15—LEGAL MATTERS

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014, these cases were consolidated into a single case and the plaintiffs are seeking to have the case certified as a class action. Plaintiffs variously claim, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We are undertaking the defense of the transit customer pursuant to our contractual obligations to that customer. We are investigating the matter and are vigorously defending this lawsuit. We cannot, at this time, estimate the probability of loss or any range of estimate of possible loss.

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

In January 2015, we received $3.6 million as a settlement of a claim for the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. This $3.6 million settlement has been recorded as a reduction of research and development and general and administrative expenses in fiscal 2015. In addition, in fiscal 2015 we also recognized a gain of $1.1 million for net insurance proceeds received related to losses on a customer claim incurred in fiscal 2012. The $1.1 million gain was recognized as a reduction of general and administrative expenses.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CGD Services provides training, operations, intelligence, maintenance, technical and other services to the U.S. government and allied nations. CGD Systems performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment. CGD Systems products include customized military range instrumentation, laser based training systems, virtual simulation systems, communications products including datalinks, power amplifiers, avionics systems, modular networking and baseband communications equipment and cross domain hardware solutions to address multi-level security requirements.

We evaluate performance and allocate resources based on total segment operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial and are eliminated in consolidation.

Our reportable segments are business units that offer different products and services. Operating results for each segment are reported separately to senior corporate management to make decisions as to the allocation of corporate resources and to assess performance.

Business segment financial data is as follows (in millions):

Years ended September 30,	2015	2014	2013

Sales:
Cubic Transportation Systems	$566.8	$599.7	$529.5
Cubic Global Defense Services	402.1	398.1	468.7
Cubic Global Defense Systems	462.1	400.6	363.0
Other	—	—	0.2
Total sales	$1,431.0	$1,398.4	$1,361.4

Operating income (loss):
Cubic Transportation Systems	$75.9	$65.9	$66.8
Cubic Global Defense Services	6.6	7.8	(36.1)
Cubic Global Defense Systems	18.4	26.8	14.2
Unallocated corporate expenses and other	(25.5)	(8.0)	(4.2)
Total operating income	$75.4	$92.5	$40.7

Assets:
Cubic Transportation Systems	$410.0	$422.2	$369.8
Cubic Global Defense Services	200.7	195.8	205.2
Cubic Global Defense Systems	341.2	252.4	228.9
Corporate and other	348.4	324.2	304.5
Total assets	$1,300.3	$1,194.6	$1,108.4

Depreciation and amortization:
Cubic Transportation Systems	$10.8	$11.5	$5.0
Cubic Global Defense Services	8.5	10.7	13.0
Cubic Global Defense Systems	17.1	7.4	6.1
Corporate and other	1.3	0.8	1.3
Total depreciation and amortization	$37.7	$30.4	$25.4

Capital expenditures:
Cubic Transportation Systems	$2.0	$1.8	$2.8
Cubic Global Defense Services	—	—	0.3
Cubic Global Defense Systems	0.6	13.2	4.6
Corporate and other	19.6	1.6	1.4
Total expenditures for long-lived assets	$22.2	$16.6	$9.1

Years ended September 30,	2015	2014	2013

Geographic Information:
Sales (a):
United States	$765.0	$749.9	$741.7
United Kingdom	282.4	294.4	267.4
Canada	17.6	9.0	30.4
Australia	164.6	161.9	148.5
Middle East	67.7	42.0	35.4
Far East	55.3	76.6	78.2
Other	78.4	64.6	59.8
Total sales	$1,431.0	$1,398.4	$1,361.4

(a) Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$65.8	$49.8	$43.9
United Kingdom	8.6	9.3	9.2
Other foreign countries	4.3	6.3	6.6
Total long-lived assets, net	$78.7	$65.4	$59.7

CGD Services and CGD Systems segment sales include $670.0 million, $651.5 million and $691.8 million in 2015, 2014 and 2013, respectively, of sales to U.S. government agencies. CTS segment sales include $183.2 million, $213.2 million and $193.4 million in 2015, 2014 and 2013, respectively, of sales under various contracts with our customer, Transport for London (TfL). No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $14.5 million in 2015, increased operating income by approximately $1.3 million in 2014 and decreased operating income by approximately $1.7 million in 2013. These adjustments decreased net income by approximately $8.0 million ($0.30 per share) in 2015, increased net income by approximately $3.5 million ($0.13 per share) in 2014 and decreased net income by approximately $0.3 million ($0.01 per share) in 2013.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our transportation systems service contracts contains annual system usage incentives which are based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives are not considered fixed or determinable until the end of the contract year for which the incentives are measured, which falls within the second quarter of our fiscal year. During the second quarter of fiscal years ended September 30, 2015, 2014, and 2013, we recognized sales of $9.3 million, $12.2 million, and $13.2 million, respectively related to annual system usage incentives on this transportation systems contract. In August 2015 we completed this contract and recognized an additional $3.1 million related to the final amount of system usage incentives. The recognition of these system usage incentives resulted in additional operating income of the same amounts in these respective periods. Upon completion of this contract we entered into a new service contract with this customer that is structured differently than the contract that completed in August 2015; the new contract does not have any significant system usage incentives.

In 2015 we incurred a total of $6.3 million of charges related to restructuring. In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single organization to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. CGD Systems and CGD Services incurred restructuring charges of $4.6 million and $0.6 million, respectively, in connection with these restructuring activities. In addition, CTS incurred $0.6 million of restructuring costs and we incurred $0.5 million of unallocated corporate expenses related to various restructuring activities.

In 2014 we incurred restructuring charges of $1.1 million primarily by our CTS business in September 2014 as a result of a planned reduction of employee headcount in the U.S. by approximately 20. This restructuring was predominantly driven by the reduction in work on certain contracts that were in the process of moving from the design and build phase to the services phase.

In 2013, we incurred restructuring charges of $8.1 million by our CGD Systems segment to reduce global employee headcount by approximately 230 in order to rebalance our resources with work levels that declined due to delays in contract awards and contract funding.

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Liability as of October 1, 2013	$2,220
Accrued costs	1,094
Cash payments	(2,538)
Liability as of September 30, 2014	$776
Accrued costs	6,272
Cash payments	(5,155)
Liability as of September 30, 2015	$1,893

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2015 and 2014:

					Year
	Three Months Ended				Ended
Fiscal 2015	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)

Net sales	$425,917	$347,806	$338,834	$318,488	$1,431,045
Operating income	34,709	10,293	23,206	7,179	75,387
Net income (loss) attributable to Cubic	19,977	8,780	(11,024)	5,152	22,885
Net income (loss) per share, basic	0.74	0.33	(0.41)	0.19	0.85
Net income (loss) per share, diluted	0.74	0.33	(0.41)	0.19	0.85

					Year
	Three Months Ended				Ended
Fiscal 2014	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)

Net sales	$396,366	$340,357	$354,492	$307,137	$1,398,352
Operating income (loss)	39,268	19,215	22,177	11,830	92,490
Net income (loss) attributable to Cubic	32,805	12,206	16,092	8,388	69,491
Net income (loss) per share, basic	1.22	0.46	0.60	0.31	2.59
Net income (loss) per share, diluted	1.22	0.45	0.60	0.31	2.59

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $0.7 million in the three months ended September 30, 2015 and increased operating profit by approximately $10.7 million in the three months ended September 30, 2014. These adjustments increased net income by approximately $0.5 million ($0.02 per share) in the three months ended September 30, 2015 and increased net income by approximately $7.6 million ($0.28 per share) in the three months ended and September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 23, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 23, 2015

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2015, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2015, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Exchange Act Rule 13a-15(f)). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, under the supervision of and with the participation of our management, including our CEO and CFO, we conducted an assessment based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2015 and our report dated November 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 23, 2015

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 Documents filed as part of this Report:

(1)                                 The following consolidated financial statements of Cubic Corporation, as referenced in Item 8 of this Form 10-K:

Consolidated Statements of Income
Years ended September 30, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income
Years ended September 30, 2015, 2014 and 2013

Consolidated Balance Sheets
September 30, 2015 and 2014

Consolidated Statements of Cash Flows
Years ended September 30, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity
Years ended September 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements
September 30, 2015

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

4.2                               Registration Rights Agreement, dated as of February 25, 2013, by and among Cubic Corporation and certain of its shareholders. Incorporated by reference to Form 8-K filed February 25, 2013, file No. 001-08931, Exhibit 4.1

10.1*                 Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on January 13, 2015, file No. 001-08931.

10.2*                 Cubic Corporation Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on January 13, 2015, file No. 001-08931.

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

10.6*                 Amended Transition Protection Plan.

10.7*                 Incentive Bonus Plan.

10.8*                 Separation Agreement, dated February 27, 2015, by and between Cubic Corporation and William W. Boyle. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2015, file No. 001-08931, Exhibit 10.6.

10.9                        Employment Transition Agreement, dated September 9, 2015, by and between Cubic Corporation and Stephen Shewmaker.

10.10                 Letter Agreement regarding director compensation, dated August 26, 2015, by and between Cubic Corporation and Janice M. Hamby.

10.11                 Second Amended and Restated Credit Agreement dated May 8, 2012. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.

10.12                 Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.

10.13*          Amended and Restated Deferred Compensation Plan dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, file No. 001-08931, Exhibit 10.1.

10.14                 Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of March 12, 2013, by and among Cubic Corporation, the Guarantors (as defined therein), Prudential Investment Management, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed March 14, 2013, file No. 001-08931, Exhibit 10.1.

10.15*          Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101                           Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/23/15	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/23/15	/s/ Bradley H. Feldmann	11/23/15	/s/ Walter C. Zable
Date	BRADLEY H. FELDMANN,	Date	WALTER C. ZABLE,
	President and		Executive Chairman of the Board of
	Chief Executive Officer, Director		Directors
(Principal Executive Officer)

11/23/15	/s/ John D. Thomas	11/23/15	/s/ Mark A. Harrison
Date	JOHN D. THOMAS,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

11/23/15	/s/ Bruce G. Blakley	11/23/15	/s/ Janice M. Hamby
Date	BRUCE G. BLAKLEY,	Date	JANICE M. HAMBY,
	Director		Director

11/23/15	/s/ Edwin A. Guiles	11/23/15	/s/ Steven J. Norris
Date	EDWIN A. GUILES,	Date	STEVEN J. NORRIS,
	Director		Director

11/23/15	/s/ Robert S. Sullivan	11/23/15	/s/ John H. Warner
Date	ROBERT S. SULLIVAN,	Date	JOHN H. WARNER,
	Director		Director