Form 10-Q
period 2015-12-31
CUBIC CORP /DE/
filed 2016-02-04
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2015

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

As of January 22, 2016, registrant had only one class of common stock of which there were 26,972,270 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014
Net sales:
Products	$124,969	$128,612
Services	188,844	189,876
	313,813	318,488

Costs and expenses:
Products	99,192	104,424
Services	154,656	149,292
Selling, general and administrative	58,491	47,554
Research and development	3,482	4,252
Amortization of purchased intangibles	6,455	5,935
Restructuring costs	(386)	(148)
	321,890	311,309

Operating income (loss)	(8,077)	7,179

Other income (expense):
Interest and dividend income	398	465
Interest expense	(1,338)	(871)
Other income (expense) - net	175	(916)

Income (loss) before income taxes	(8,842)	5,857

Income taxes	(3,428)	695

Net income (loss)	(5,414)	5,162

Less noncontrolling interest in income of VIE	—	10

Net income (loss) attributable to Cubic	$(5,414)	$5,152

Net income (loss) per share attributable to Cubic
Basic	$(0.20)	$0.19
Diluted	$(0.20)	$0.19

Weighted average shares used in per share calculations:
Basic	26,964	26,860
Diluted	26,964	26,885

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2015	2014

Net income (loss)	$(5,414)	$5,162
Other comprehensive loss:
Foreign currency translation	(8,503)	(13,963)
Change in net unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	28	667
Adjustment for net gains/losses realized and included in net income, net of tax	(969)	(476)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(941)	191
Total other comprehensive loss	(9,444)	(13,772)
Total comprehensive loss	$(14,858)	$(8,610)

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$171,363	$218,476
Restricted cash	71,657	69,245
Marketable securities	23,611	30,533
Accounts receivable - net	352,601	358,925
Recoverable income taxes	8,063	753
Inventories - net	74,134	63,700
Deferred income taxes and other current assets	39,405	33,670
Total current assets	740,834	775,302

Long-term contract receivables	42,080	36,809
Long-term capitalized contract costs	71,689	73,017
Property, plant and equipment - net	82,727	74,690
Deferred income taxes	1,533	11,443
Goodwill	257,255	237,899
Purchased intangibles - net	81,262	72,936
Other assets	7,703	18,180
	$1,285,083	$1,300,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$110,000	$60,000
Trade accounts payable	23,245	47,170
Customer advances	80,418	77,083
Accrued compensation and other current liabilities	137,748	143,919
Income taxes payable	3,019	4,675
Deferred income taxes	—	13,404
Current portion of long-term debt	511	525
Total current liabilities	354,941	346,776

Long-term debt	126,021	126,180
Other long-term liabilities	62,287	71,032

Shareholders’ equity:
Common stock	26,020	25,560
Retained earnings	813,172	818,642
Accumulated other comprehensive loss	(61,280)	(51,836)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	741,834	756,288
	$1,285,083	$1,300,276

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2015	2014

Operating Activities:
Net income (loss)	$(5,414)	$5,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,948	8,947
Share-based compensation expense	2,118	1,053
Changes in operating assets and liabilities, net of effects from acquisitions	(55,239)	(6,881)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49,587)	8,281

Investing Activities:
Acquisition of businesses, net of cash acquired	(29,718)	(83,423)
Purchases of property, plant and equipment	(10,360)	(876)
Purchases of marketable securities	(7,541)	—
Proceeds from sales or maturities of marketable securities	14,176	—
Purchases of other assets	—	(2,352)
NET CASH USED IN INVESTING ACTIVITIES	(33,443)	(86,651)

Financing Activities:
Proceeds from short-term borrowings	72,600	60,000
Principal payments on short-term borrowings	(22,600)	—
Principal payments on long-term debt	(131)	(138)
Purchase of common stock	(1,658)	(1,582)
Net change in restricted cash	(2,412)	(59)
Contingent consideration payments related to acquisitions of businesses	(1,679)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,120	58,221

Effect of exchange rates on cash	(8,203)	(8,437)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,113)	(28,586)

Cash and cash equivalents at the beginning of the period	218,476	215,849

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$171,363	$187,263

Supplemental disclosure of non-cash investing and financing activities:

Liability incurred to acquire TeraLogics, net	$5,098	$—
Liability incurred to acquire H4 Global, net	$1,568	$—
Liability incurred to acquire DTECH, net	$—	$14,891

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2015

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2015.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We do not intend to adopt the standard early and we have not yet determined which method of adoption we will select. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 will be effective for the Company for the year ended September 30, 2017 and for interim reporting periods thereafter. Early adoption is permitted for financial statements that have not been previously issued, but we have not yet adopted this standard. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. We adopted ASU 2015-02 on October 1, 2015 with no significant impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted. Accordingly, we will be required to adopt this standard in the first quarter of fiscal year 2017. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the balance sheet. We adopted ASU 2015-17 prospectively on October 1, 2015 and reclassified the current portion of our net deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

TeraLogics

On December 21, 2015 we acquired all of the assets of TeraLogics, LLC, an Ashburn, Virginia-based provider of real-time full motion video processing, exploitation and dissemination (PED) for the Department of Defense, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video complements the existing tactical communications portfolio of our Cubic Global Defense Systems (CGD Systems) segment and expands our customer base. In the short period between our acquisition of TeraLogics and December 31, 2015, Teralogics did not have significant sales. For the quarter ended December 31, we incurred $0.4 million of transaction and acquisition expenses as well as a $1.3 million charge for compensation expense related to amounts paid to TeraLogics employees upon the close of the acquisition. As a consequence of these charges, the net loss after taxes related to the TeraLogics acquisition was $1.5 million in the first quarter of fiscal 2016.

The estimated acquisition date fair value of consideration is $33.9 million, which is comprised of cash paid of $28.8 million plus the estimated fair value of contingent consideration of $5.1 million. Under the purchase agreement, we will pay the sellers up to $9.0 million of contingent consideration. Of this amount, up to $6.0 million will be paid if TeraLogics meets certain revenue thresholds in fiscal years 2016, 2017 and 2018; and up to $3.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of TeraLogics is being paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$6.8
Backlog	5.5
Software	2.7
Non compete agreements	0.1
Accounts receivable	1.3
Accounts payable and accrued expenses	(0.5)
Other net assets acquired (liabilities assumed)	(0.2)
Net identifiable assets acquired	15.7
Goodwill	18.2
Net assets acquired	$33.9

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles and deferred revenue, as well as the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses. The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach, the non-compete agreements used the with-and-without approach, and the software valuation uses the Replacement Cost New less cost decrements for obsolescence approach.

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of three years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of TeraLogics with our existing CGD Systems business, including the synergies expected from combining TeraLogics real-time video capabilities with our existing tactical communications product portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of TeraLogics for future periods is as follows (in millions):

Year Ended September 30,
2016	$3.1
2017	3.5
2018	2.8
2019	2.1
2020	1.4
Thereafter	2.2

H4 Global

On November 4, 2015 we acquired all of the assets of H4 Global, a UK-based provider of simulation-based training solutions which complements our CGD Systems segment portfolio. In the short time period between our acquisition of H4 Global and December 31, 2015, H4 Global did not have significant sales or net income. During the quarter ended December 31, we incurred $0.1 million of transaction costs to acquire H4 Global.

The estimated acquisition date fair value of consideration is $2.5 million, which is comprised of cash paid of $0.9 million plus the estimated fair value of contingent consideration of $1.6 million. Under the purchase agreement, we will pay the sellers up to $4.1 million of contingent consideration, based upon the value of contracts entered over the five-year period beginning on the acquisition date. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value will be recognized in earnings. The fair value of the net assets acquired and liabilities assumed was not material. Consequently, virtually the entire purchase price of $2.5 million was recorded as goodwill, which is comprised of expected synergies and assembled workforce. The amount recorded as goodwill is allocated to our CGD Systems segment and is expected to be deductible for tax purposes. The estimated fair values of purchased intangibles and the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses.

DTECH

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). DTECH, based in Sterling, VA, is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the three months ended December 31, 2015, the amounts of DTECH’s sales and net loss after taxes included in our Consolidated Statement of Income (Loss) were $7.8 million and $1.3 million, respectively. For the three months ended December 31, 2014, the amount of DTECH’s sales and net loss after tax were $1.0 million and $0.8 million, respectively. The DTECH operating results for the quarter ended December 31, 2015 include a charge of $0.8 million for the increase in the fair value of contingent consideration and for the quarter ended December 31, 2014 DTECH’s operations included $0.8 million of transaction and acquisition related costs before related income taxes. There was no significant change in the fair value of contingent consideration in the quarter ended December 31, 2014.

The purchase agreement states that the cost of the acquisition is approximately $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets in the future. The acquisition date fair value of the consideration was $99.4 million. The total acquisition date fair value of consideration includes the acquisition fair value of holdback consideration and contingent consideration described below.

Approximately $4.7 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. The fair value of the Holdback Consideration is estimated to approximate $4.3 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. At the acquisition date, the total fair value of the contingent consideration was estimated at $3.9 million using a real options approach (see Note 3 for further discussion of fair value measurements). During the measurement period ended September 30, 2015, DTECH met both the revenue and gross profit targets. As a result, $5.0 million was paid to the seller in December 2015. The remaining contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. At December 31, 2015 the fair value of the contingent consideration was $3.3 million and we recognized a charge of $0.8 million for the change in the fair value of contingent consideration during the quarter ended December 31, 2015.

Through December 31, 2015 we have paid $96.3 million to the seller. At December 31, 2015 we have recorded a liability of $7.6 million as an estimate of the additional cash consideration that will be due to the seller in the future, including the Holdback Consideration and contingent consideration.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of DTECH for future periods is as follows (in millions):

Year Ended September 30,
2016	$8.0
2017	6.8
2018	5.5
2019	4.1
2020	2.8
Thereafter	1.5

Changes in goodwill for the three months ended December 31, 2015 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Balances at September 30, 2015	$56.0	$87.5	$94.4	$237.9
Acquisitions	—	20.3	—	20.3
Foreign currency exchange rate changes	(1.2)	0.3	—	(0.9)
Balances at December 31, 2015	$54.8	$108.1	$94.4	$257.3

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if TeraLogics, H4 Global and DTECH had been included in our consolidated results since October 1, 2014 (in millions):

	Three Months Ended
	December 31,
	2015	2014

Net sales	$316.5	$331.2

Net income attributable to Cubic	$(5.4)	$7.0

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2014, and it does not purport to project our future operating results.

Subsequent event - acquisition of GATR

In early February 2016 we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. The purchase price is $225.0 million adjusted for the difference between net working capital acquired and a targeted working capital amount plus up to $7.5 million of contingent consideration.

Note 3 — Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the three months ended December 31, 2015, the effect of 0.8 million shares of restricted stock were excluded from diluted loss per share that would have been included if we had been in a net income position. There were no anti-dilutive securities for the three months ended December 31, 2014.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended
	December 31,
	2015	2014

Net income (loss) attributable to Cubic	$(5,414)	$5,152

Weighted average shares - basic	26,964	26,860
Effect of dilutive securities	—	25
Weighted average shares - diluted	26,964	26,885

Net income (loss) per share attributable to Cubic, basic	$(0.20)	$0.19
Effect of dilutive securities	—	—
Net income (loss) per share attributable to Cubic, diluted	$(0.20)	$0.19

Note 4 — Balance Sheet Details

Marketable Securities

Marketable securities consist of fixed time deposits with short-term maturities. Marketable securities are classified and accounted for as available-for-sale. These investments are recorded at fair value in the accompanying Condensed Consolidated Balance Sheets and the change in fair value is recorded, net of taxes, as a component of other comprehensive loss. There have been no significant realized or unrealized gains or losses on these marketable securities to date. Marketable securities have been classified as current assets in the accompanying Condensed Consolidated Balance Sheets based upon the nature of the securities and availability for use in current operations.

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2015	2015

Trade and other receivables	$9,791	$12,812
Long-term contracts:
Billed	118,226	127,462
Unbilled	266,843	255,639
Allowance for doubtful accounts	(179)	(179)
Total accounts receivable	394,681	395,734
Less estimated amounts not currently due	(42,080)	(36,809)
Current accounts receivable	$352,601	$358,925

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2015 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2015 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2015	2015

Finished products	$1,043	$644
Work in process and inventoried costs under long-term contracts	75,555	66,293
Materials and purchased parts	3,359	2,733
Customer advances	(5,823)	(5,970)
Net inventories	$74,134	$63,700

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

At December 31, 2015, work in process and inventoried costs under long-term contracts includes approximately $4.1 million in costs incurred outside the scope of work or in advance of a contract award compared to $1.9 million at September 30, 2015. We believe it is probable that we will recover the costs inventoried at December 31, 2015, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.0 million and $1.8 million for the quarters ended December 31, 2015, and 2014 respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Capitalized software development costs related to these systems totaled $23.3 million at December 31, 2015 and $16.0 million at September 30, 2015. Such costs are classified as construction and internal-use software development in process at December 31, 2015 and September 30, 2015 as these systems have not yet been placed in service.

In addition to software costs that were capitalized, during the three months ended December 31, 2015 and 2014, we recognized expense related to the development of our ERP system of $5.3 million and $0.3 million, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.7 million and $9.9 million at December 31, 2015 and September 30, 2015, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of December 31, 2015 was $2.9 million, which included life insurance contracts with a carrying value of $2.1 million and marketable securities with a carrying value of $0.8 million. At September 30, 2015, the total carrying value of the assets set aside to fund deferred compensation liabilities was $2.9 million, which included life insurance contracts with a carrying value of $1.9 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of our contingent consideration liability to the sellers of businesses that we have acquired are revalued to their fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

The fair value of the portion of the TeraLogics contingent consideration that is based on customer execution of contract extensions was estimated using a probability weighted approach. Subject to the terms and conditions of the TeraLogics Purchase Agreement, contingent consideration will be paid over a period commencing on the closing date and ending on December 21, 2018. The fair value of the contingent consideration was determined by applying probabilities of achieving the periodic payment to each period’s potential payment, and summing the present value of any future payments.

The fair value of the portion of the TeraLogics contingent consideration that is based upon revenue targets was estimated using a real options approach. Each annual payment was modeled using a long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue threshold as specified in the agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was estimated to be 18% based on analysis of comparable guideline public companies. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global Purchase Agreement, contingent consideration will be paid over a five year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios, and summing the present value of any future payments.

The fair value of the DTECH contingent consideration was estimated using a real options approach. Each annual payment was modeled using a portfolio of long and short digital options written on the underlying earnings metric (revenue or gross profit). The strike price for each option is the respective earnings threshold as specified in the agreement, and the spot price is calibrated to the revenue and gross profit forecast by calculating the present value of the corresponding projected earnings metric using a risk-adjusted discount rate. The volatility for the underlying earnings metrics was estimated to be 20% based on analysis of comparable guideline public companies. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The inputs to each of the contingent consideration fair value models include significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition dates and each subsequent period. Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

As of December 31, 2015, the following table summarizes the change in fair value of our Level 3 DTECH contingent consideration liability (in thousands):

Balance as of September 30, 2015	$7,507
Cash paid to seller	(5,000)
Total remeasurement recognized in earnings	809
Balance as of December 31, 2015	$3,316

There were no changes in the fair value of any of the other contingent consideration liabilities between the date of the respective business acquisitions and December 31, 2015.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$65,035	$—	$—	$65,035
Marketable securities	—	23,612	—	23,612
Current derivative assets	—	18,966	—	18,966
Noncurrent derivative assets	—	3,324	—	3,324
Marketable securities in rabbi trust	803	—	—	803
Total assets measured at fair value	$65,838	$45,902	$—	$111,740
Liabilities
Current derivative liabilities	$—	$18,432	$—	$18,432
Noncurrent derivative liabilities	—	3,355	—	3,355
Noncurrent contingent consideration to seller of Teralogics - contract extensions	—	—	1,800	1,800
Noncurrent contingent consideration to seller of Teralogics - revenue targets	—	—	3,100	3,100
Noncurrent contingent consideration to seller of H4 Global	—	—	1,568	1,568
Current contingent consideration to seller of DTECH	—	—	2,371	2,371
Noncurrent contingent consideration to seller of DTECH	—	—	945	945
Total liabilities measured at fair value	$—	$21,787	$9,784	$31,571

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$68,194	$—	$—	$68,194
Marketable securities	—	30,533	—	30,533
Current derivative assets	—	11,543	—	11,543
Noncurrent derivative assets	—	13,909	—	13,909
Marketable securities in rabbi trust	992	—	—	992
Total assets measured at fair value	$69,186	$55,985	$—	$125,171
Liabilities
Current derivative liabilities	$—	$9,370	$—	$9,370
Noncurrent derivative liabilities	—	13,909	—	13,909
Current contingent consideration to seller of DTECH	—	—	5,000	5,000
Noncurrent contingent consideration to seller of DTECH	—	—	2,507	2,507
Total liabilities measured at fair value	$—	$23,279	$7,507	$30,786

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2015	2015
Fair value	$122.4	$125.8
Carrying value	$126.5	$126.7

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. All other terms, including the principal and interest payment dates are the same as the notes issued in March 2013.

As of December 31, 2015 we had a committed five-year revolving credit agreement (Revolving Credit Agreement), expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2015, there were borrowings totaling $110.0 million under this agreement and there were letters of credit outstanding totaling $18.2 million, which reduced the available line of credit to $71.8 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At December 31, 2015 the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 1.9%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2015 there were letters of credit outstanding under this agreement of $62.8 million. Restricted cash at December 31, 2015 of $69.3 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of December 31, 2015 was $2.4 million and is classified as restricted cash in our December 31, 2015 Condensed Consolidated Balance Sheet.

As of December 31, 2015, we had letters of credit and bank guarantees outstanding totaling $76.7 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.9 million as of December 31, 2015, which primarily guarantee our payment of certain self-insured liabilities. We have never had a successful drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) and $3.0 million Australian dollars (equivalent to approximately $2.2 million) to help meet the short- term working capital requirements of our subsidiaries in those countries. At December 31, 2015, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2015, these agreements restrict such distributions to shareholders to a maximum of $36.4 million in the current fiscal year of 2016.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.4 million and $8.8 million as of December 31, 2015 and September 30, 2015, respectively.

On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million in order to finance the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. Also on February 2, 2016 we revised the note purchase agreement pursuant to which we previously issued $125.0 million of unsecured notes above and on February 2, 2016 we issued an additional $75.0 million of unsecured notes bearing interest at 3.93%, principal and interest due through 2026. All other terms are the same as those for the notes issued in March 2013. In connection with these financings, certain debt covenants definitions and limitations were modified to increase our leverage capacity.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2015	2014
Service cost	$158	$172
Interest cost	2,261	2,332
Expected return on plan assets	(3,472)	(3,388)
Amortization of actuarial loss	413	154
Administrative expenses	41	38
Net pension benefit	$(599)	$(692)

Note 8 - Stockholders’ Equity

Long Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long- term equity incentive award program. Through December 31, 2015, the Compensation Committee has granted 700,247 RSU’s with time-based vesting and 661,218 RSU’s with performance-based vesting under this program.

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

Through December 31, 2015, Cubic has granted 1,361,465 restricted stock units of which 346,247 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At December 31, 2015, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 440,407.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at September 30, 2015	760,285	$47.24
Granted	307,452	45.74
Vested	(116,137)	46.77
Forfeited	(173,565)	44.47
Unvested at December 31, 2015	778,035	$47.33

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three-month period ended December 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended
	December 31,
	2015	2014
Cost of sales	$319	$173
Selling, general and administrative	1,799	880
	$2,118	$1,053

As of December 31, 2015, there was $35.8 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $20.6 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2015. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 — Income Taxes

Our effective tax rate for the three months ended December 31, 2015 was 39% as compared to 68% for the year ended September 30, 2015. The effective tax rate for the three months ended December 31, 2015 is lower than the prior full year effective tax rate primarily as a result of the reinstatement of the U.S. federal research and development credit during the first quarter of fiscal 2016 and the impact of recording a valuation allowance against US deferred taxes during the prior fiscal year.

The amount of net unrecognized tax benefits was $7.6 million as of December 31, 2015 and $7.3 million as of September 30, 2015, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to the reinstatement of the U.S. federal research and development credit during the first quarter of fiscal 2016. At December 31, 2015, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.8 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.7 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

On October 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of December 31, 2015, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2015 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering its recent history of U.S. losses, the Company recorded a valuation allowance on its net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million and $0.4 million during fiscal year 2015 and first quarter of fiscal year 2016, respectively. As of December 31, 2015, the Company maintained a valuation allowance against its U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating positive and negative evidence that may exist. Through December 31, 2015, a total valuation allowance of $55.0 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

Note 11 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to three years. We do not use any derivative financial instruments for trading or other speculative purposes.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2015 and September 30, 2015 (in thousands):

	Notional Principal
	December 31,	September 30,
	2015	2015
Instruments designated as accounting hedges:
Foreign currency forwards	$189,932	$217,796

Instruments not designated as accounting hedges:
Foreign currency forwards	$144,326	$142,820

Included in the amounts not designated as accounting hedges above at December 31, 2015 and September 30, 2015 are foreign currency forwards with notional principal amounts of $117.0 million and $117.8 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2015 and September 30, 2015. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of December 31, 2015 or September 30, 2015.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 (in thousands):

		Fair Value
		December 31,	September 30,
	Balance Sheet Location	2015	2015
Asset derivatives:
Foreign currency forwards	Other current assets	$18,966	$11,321
Foreign currency forwards	Other noncurrent assets	3,324	13,909
		$22,290	$25,230
Liability derivatives:
Foreign currency forwards	Other current liabilities	$18,432	$9,370
Foreign currency forwards	Other noncurrent liabilities	3,355	13,909
Total		$21,787	$23,279

The tables below present gains and losses recognized in other comprehensive loss for the three months ended December 31, 2015 and 2014 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

	Three Months Ended					Three Months Ended
	December 31, 2015		December 31, 2014			December 31, 2015	December 31, 2014
Derivative Type	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Gains (losses) recognized in OCI	Gains (losses) reclassified into earnings - Effective Portion	Location of gain (loss)	Gains (losses) recognized - Ineffective Portion and amount excluded from effectiveness testing
Foreign currency forwards	$(1,448)	$1,490	$294	$732	Other income/(expense), net	$(160)	$—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three months ended December 31, 2015 and 2014. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

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

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2015	2014
Sales:
Cubic Transportation Systems	$125.8	$131.5
Cubic Global Defense Systems	95.9	98.0
Cubic Global Defense Services	92.1	89.0
Total sales	$313.8	$318.5

Operating income (loss):
Cubic Transportation Systems	$3.6	$12.1
Cubic Global Defense Systems	(3.4)	(2.7)
Cubic Global Defense Services	0.2	—
Unallocated corporate expenses and other	(8.5)	(2.2)
Total operating income	$(8.1)	$7.2

Depreciation and amortization:
Cubic Transportation Systems	$2.5	$3.1
Cubic Global Defense Systems	4.1	3.2
Cubic Global Defense Services	2.0	2.4
Other	0.3	0.2
Total depreciation and amortization	$8.9	$8.9

Unallocated corporate expenses for the three months ended December 31, 2015 and 2014, include expense related to the development of our ERP system of $5.3 million and $0.3 million, respectively, for costs that did not meet the requirements for capitalization.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by $2.4 million and $10.8 million for the three months ended December 31, 2015 and 2014, respectively.

These adjustments decreased net income by $1.5 million ($0.06 per share) and $6.0 million ($0.22 per share) for the three months ended December 31, 2015 and 2014, respectively.

Note 13 — Legal Matters

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014, these cases were consolidated into a single case and the plaintiffs were seeking to have the case certified as a class action. Plaintiffs variously claimed, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We settled these lawsuits for a nominal amount in January 2016.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff. We are investigating the matter and plan to vigorously defend the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to the business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 14 — Restructuring Costs

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date. Restructuring charges (credits) incurred by business segment were as follows (in millions):

	Three Months Ended
	December 31,
	2015	2014

Restructuring costs:
Cubic Transportation Systems	$0.1	$(0.2)
Cubic Global Defense Systems	(0.6)	0.1
Cubic Global Defense Services	0.1	—
Unallocated corporate expenses and other	—	—
Total restructuring costs	$(0.4)	$(0.1)

The following table presents a rollforward of our restructuring liability as of December 31, 2015, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Restructuring Liability
Employee Separation

Liability as of September 30, 2015	$1.9
Reversal of previously recorded severance liability	(0.4)
Cash payments	(0.4)
Liability as of December 31, 2015	$1.1

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2015

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

CGD Systems is focused on two primary lines of business: Training Systems and Expeditionary Communications and Intelligence. CGD Systems is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our expeditionary communications and intelligence products are aimed at intelligence, surveillance, and search and rescue markets. Our acquisition of DTECH LABs, Inc. in December 2014, added networking capability to our expeditionary communications and intelligence business. Our acquisition of Teralogics, Inc. in December 2015 added key end user applications to our intelligence business.

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

Consolidated Overview

Sales for the quarter ended December 31, 2015 decreased 1% to $313.8 million from $318.5 million in the first quarter of last year. Sales from CTS and CGD Systems decreased by 4% and 2%, respectively, while sales from CGD Services increased 3%, compared to the first quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $9.5 million for the first quarter compared to the same periods last year. Sales generated by businesses we acquired during 2016 and 2015 totaled $7.8 million for the three months ended December 31, 2015 compared to $1.0 million for the three months ended December 31, 2014. See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $8.1 million in the first quarter compared to operating income of $7.2 million in the first quarter of last year. CTS operating income decreased 70% compared to the first quarter of fiscal 2015, and CGD Systems operating loss increased 26%. CGD Services operations were approximatey break-even in the first quarters of both fiscal 2016 and fiscal 2015. In addition, during the first quarter of fiscal 2016, total expenses incurred for the recent acquisitions of businesses and diligence on prospective business acquisitions totaled $4.3 million compared to $1.7 million in the first quarter of fiscal 2015. Unallocated corporate and other costs for the first quarter of 2016 were $8.5 million compared to $2.2 million in 2015. The increase in unallocated corporate costs is primarily related to costs incurred in the first quarter of 2016 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $6.5 million compared to $1.1 million in the first quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.3 million for the first quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

The net loss attributable to Cubic for the first quarter of fiscal 2016 was $5.4 million, or 20 cents per share, compared to net income attributable to Cubic of $5.2 million, or 19 cents per share last year. The change was primarily caused by the change in operating income (loss) described above, partially offset by the impact of income taxes. The Protecting Americans from Tax Hikes Act of 2015, which permanently reinstated the U.S. federal research and development tax credit retroactively from January 1, 2015, was enacted into law during the first quarter of fiscal 2016. Therefore, the tax benefit resulting from the reinstatement for fiscal 2016 was reflected in our estimated annual effective tax rate for fiscal 2016. Additionally, a discrete tax benefit of approximately $1.3 million was recorded in the first quarter of fiscal 2016 related to the reinstatement of the federal research and development tax credit for fiscal 2015. Also, we continue to assess our recent history of U.S. losses and management’s expectation of additional near-term U.S. losses for GAAP purposes, including our decision to accelerate ERP system development, which resulted in an increase in the valuation allowance on our U.S. net deferred tax assets and a charge to income tax expense of $0.2 million during the first quarter of fiscal 2016. We have recognized an income tax benefit on our first quarter loss because we expect to realize this benefit during the year as a result of our projections of generating income in the full year. If we are unable to realize this benefit during the year because we do not generate sufficient taxable income, we may be required to record a valuation allowance on all or a portion of this benefit. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2016 will be approximately 28%. The effective rate for fiscal 2016 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against US and foreign deferred tax assets.

Our gross margin percentage on product sales increased to 21% in the first quarter of 2016 from 19% last year. In the first quarter of fiscal 2015 our gross margin percentage on product sales were depressed primarily by cost growth on a transportation contract in Vancouver and a defense systems training contract.

Our gross margin percentage on service sales decreased to 18% in the first quarter of 2016 from 21% last year. This decrease is primarily due to reduced margins on our follow-on transportation contract in London that has lower margins compared to the legacy contract. Also, costs incurred during the first quarter of fiscal 2016 related to the transition to the London follow-on contact contributed to the lower services gross margin.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2016 to $58.5 million compared to $47.6 million in 2014. As a percentage of sales, SG&A expenses were 19% for the first quarter compared to 15% in 2014. These increases were primarily related to the growth in unallocated corporate expenses described above as well as $4.3 million of transaction costs incurred related to businesses acquired in the first quarter of fiscal 2016 and due diligence costs on prospective business acquisitions compared to $1.7 million in the first quarter of fiscal 2015.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, decreased to $3.5 million for the first quarter compared to $4.3 million last year. CGD Systems segment R&D expenditures decreased from the first quarter of last year while CTS R&D spending increased slightly.

Amortization of purchased intangibles increased for the first quarter of 2016 to $6.5 million compared to $5.9 million last year due to the increase in intangible assets related to businesses acquired during 2015 and 2016.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2015	2014
	(in millions)

Transportation Systems Segment Sales	$125.8	$131.5

Transportation Systems Segment Operating Income	$3.6	$12.1

CTS sales decreased 4% in the first quarter to $125.8 million compared to $131.5 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the quarters. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.8 million for the first quarter compared to the same period last year. Decreases in transportation sales in Australia and the U.K. were partially offset by higher sales in the U.S.

CTS operating income decreased 70% in the first quarter to $3.6 million compared to $12.1 million last year. For the quarter, the decrease in operating income is primarily the result of the transition to our follow-on fare collections contract in London that has lower margins than the legacy contract. In the first quarter of fiscal 2016, margins on the follow-on contract were further impacted by transition costs. These decreases were partially offset by increased operating profits in the U.S. primarily due to reductions in losses on contracts in Vancouver and Chicago. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a significant impact on operating profit for the first quarter of fiscal 2016 compared to the same period last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Three Months Ended
	December 31,
	2015	2014
	(in millions)

Cubic Global Defense Systems Segment Sales	$95.9	$98.0

Cubic Global Defense Systems Segment Operating Loss	$(3.4)	$(2.7)

CGD Systems sales decreased 2% in the first quarter to $95.9 million compared to $98.0 million last year. Sales were lower from air combat training systems in the Middle East and Australia, and from datalink sales. These lower sales were partially offset by increased sales of MILES equipment and ground combat training systems. In addition, DTECH, a secure communications business acquired by CGD Systems in December 2014 contributed sales of $7.8 million in the first quarter of fiscal 2016 compared to $1.0 million for the first quarter last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $2.7 million for the first quarter compared to the same period last year.

The CGD Systems operating loss increased 26% in the first quarter of fiscal 2016 to $3.4 million compared to $2.7 million last year. The operating losses recognized by Cubic for businesses acquired since fiscal 2014, including TeraLogics, H4 Global, Intific and DTECH, as well as costs of diligence on the acquisition of GATR Technologies, Inc., which closed on February 2, 2016, totaled $4.4 million in the quarter ended December 31, 2015 compared to $1.5 million during the quarter ended December 31, 2014. Included in the $4.4 million of recently acquired business losses for the quarter ended December 31, 2015 were $1.0 million of transaction and acquisition costs, a charge of $0.8 million related to the increase in the fair value of contingent consideration, as well as a $1.3 million charge for compensation expense related to amounts paid to TeraLogics employees upon the close of the acquisition. The operating loss in the first quarter of 2015 was primarily caused by an increase in estimated development costs on a contract for a training system, cost growth on a simulator contract in the Middle East, and losses on recently acquired companies, as noted above. The increase in the operating loss between the first quarter of fiscal 2016 and the corresponding quarter last year was also caused by lower profits from decreased sales of ground combat training systems in the Far East and datalink products.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.3 million for the first quarter of fiscal 2016 compared to the same period last year.

Cubic Global Defense Services Segment (CGD Services)

	Three Months Ended
	December 31,
	2015	2014
	(in millions)

Cubic Global Defense Services Segment Sales	$92.1	$89.0

Cubic Global Defense Services Segment Operating Income	$0.2	$—

CGD Services sales increased 3% in the first quarter to $92.1 million compared to $89.0 million last year. Sales for the first quarter were higher primarily because of increased activity at the Joint Readiness Training Center, higher sales from a Marine Corps training contract we won in fiscal 2015, and higher activity supporting Special Operations Forces training.

CGD Services operating income increased in the first quarter to $0.2 million compared to breakeven last year. In the first quarter of fiscal 2016 operating margins increased on increased sales of Special Operations Forces training. Margins also increased due to a decrease in amortization expense related to purchased intangible assets. Increases in operating income were partially offset by an operating loss realized on the Marine Corp training contract that was bid in an extremely competitive environment.

Backlog

	December 31,	September 30,
	2015	2015
	(in millions)
Total backlog
Cubic Transportation Systems	$1,851.8	$1,894.3
Cubic Global Defense Systems	577.5	595.7
Cubic Global Defense Services	490.2	485.6
Total	$2,919.5	$2,975.6

Funded backlog
Cubic Transportation Systems	$1,851.8	$1,894.3
Cubic Global Defense Systems	545.7	595.7
Cubic Global Defense Services	147.6	149.9
Total	$2,545.1	$2,639.9

Total backlog decreased $56.1 million from September 30, 2015 to December 31, 2015. Decreases in backlog for CTS and CGD Systems were partially offset by an increase in backlog for CGD Services. Teralogics, a CGD Systems business acquired during December 2015, had approximately $2.7 million of funded backlog and $34.5 million of total backlog on the date of the acquisition. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $5.4 million compared to September 30, 2015.

The difference between total backlog and funded backlog represents options under multiyear CGD Services and TeraLogics service contracts. Funding for these contracts comes from annual operating budgets of the U.S. government and the options are normally exercised annually. Funded backlog includes unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/ indefinite quantity (ID/IQ) contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

Liquidity and Capital Resources

Operating activities used cash of $49.6 million for the three-month period ended December 31, 2015. For the three months ended December 31, 2015, CGD Systems and CTS used cash, while the operating activities of CGD Services had positive cash flows.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $12.6 million in the first quarter of fiscal 2016. Of this amount, $5.3 million was recognized as expense and is reflected in cash flows from operations, while $7.3 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows.Investing activities for the three-month period also included $29.7 million of cash paid related to the acquisition of a business in our CGD Systems segment, and $6.6 million net proceeds from sales of marketable securities.

Financing activities for the three-month period consisted primarily of the net receipt of proceeds of $50.0 million from short-term borrowings that, in addition to existing cash resources, was used to finance operations and the business acquisition discussed above, and a $1.7 million repurchase of common stock in connection with our stock-based compensation plan. In addition, in fiscal 2015 DTECH met revenue and gross margin goals specified in the acquisition agreement were achieved. As such, we made cash payments to the sellers of DTECH totaling $1.7 million for contingent consideration in the first quarter of fiscal 2016.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $8.2 million to our cash balance as of December 31, 2015 compared to September 30, 2015.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $200.0 million that expires in May 2017 (Revolving Credit Agreement). The available line of credit on the Revolving Credit Agreement is reduced by any letters of credit issued under the agreement. As of December 31, 2015, there were borrowings totaling $110.0 million under this agreement. Any borrowings under the Revolving Credit Agreement bear interest at a variable rate, which was 1.9% at December 31, 2015. At December 31, 2015 there were letters of credit outstanding under the Revolving Credit Agreement totaling $18.2 million, which reduce the available line of credit to $71.8 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2015, there were letters of credit outstanding under this agreement of $62.8 million. In support of the Secured Letter of Credit Facility, we placed $69.3 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $62.8 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit available under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of December 31, 2015 was $2.4 million.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest on these notes is due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued additional senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. All other terms, including the principal and interest payment dates are the same as the notes issued in March 2013.

On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million in order to finance the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. Also on February 2, 2016 we revised the note purchase agreement pursuant to which we previously issued $125.0 million of unsecured notes above and on February 2, 2016 we issued an additional $75.0 million of unsecured notes bearing interest at 3.93%, principal and interest due through 2026. All other terms are the same as those for the notes issued in March 2013. In connection with these financings, certain debt covenants definitions and limitations were modified to increase our leverage capacity.

As of December 31, 2015, $248.1 million of the $266.6 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, with the exception of current and a portion of prior year earnings for New Zealand and Australia, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $385.9 million and a current ratio of 2.1 to 1 at December 31, 2015. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or we may adopt ASU 2014-09 early in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We do not intend to adopt the standard early and we have not yet determined which method of adoption. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. ASU 2014-15 will be effective for the Company for the year ended September 30, 2017. Early adoption is permitted for financial statements that have not been previously issued. This adoption is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard modifies current guidance on consolidation under the variable interest model and the voting model. We adopted ASU 2015-02 on October 1, 2015 with no significant impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted. Accordingly, we will be required to adopt this standard in the first quarter of fiscal year 2017. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the balance sheet. We adopted ASU 2015-17 prospectively on October 1, 2015 and reclassified the current portion of our net deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

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

For further information, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2015.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2015 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In October and December of 2013, and January of 2014, lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division against us and one of our transit customers alleging variously, among other things, breach of contract, violation of the Illinois Consumer Fraud Act, unjust enrichment and violation of the Electronic Funds Act. In January 2014, these cases were consolidated into a single case and the plaintiffs were seeking to have the case certified as a class action. Plaintiffs variously claimed, among other things, that: (i) they were wrongly charged for calling the call center that we operate for patrons of our transit customer, (ii) they were wrongly charged for a transfer and a second fare, (iii) they were not credited the cost of a transit card even after registration of the card, as is required under the terms of the cardholder agreement, and (iv) they were double charged for rides taken. We settled these lawsuits for a nominal amount in January 2016.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff. We are investigating the matter and plan to vigorously defend the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.2*	Severance Policy for Cubic Employees.
10.3

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto.

10.4

Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 2, 2016, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.1.

10.5

Amended and Restated Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of February 2, 2016, by and among Cubic Corporation, the Guarantors (as defined therein), PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.2.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 4, 2016	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 4, 2016	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)