Form 10-Q
period 2016-03-31
CUBIC CORP /DE/
filed 2016-05-02
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

As of April 20, 2016, registrant had only one class of common stock of which there were 26,976,698 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales:
Products	$280,763	$259,122	$155,794	$130,510
Services	399,074	398,200	210,230	208,324
	679,837	657,322	366,024	338,834
Costs and expenses:
Products	219,637	194,545	120,445	90,121
Services	314,594	305,337	159,938	156,045
Selling, general and administrative expenses	138,265	100,476	79,774	52,922
Research and development	9,625	6,892	6,143	2,640
Amortization of purchased intangibles	14,954	14,429	8,499	8,494
Restructuring costs	(75)	5,258	311	5,406
	697,000	626,937	375,110	315,628

Operating income (loss)	(17,163)	30,385	(9,086)	23,206

Other income (expenses):
Interest and dividend income	737	903	339	438
Interest expense	(3,917)	(1,933)	(2,579)	(1,062)
Other income (expense), net	398	(900)	223	16

Income (loss) before income taxes	(19,945)	28,455	(11,103)	22,598

Income tax expense (benefit)	(24,675)	34,304	(21,247)	33,609

Net income (loss)	4,730	(5,849)	10,144	(11,011)

Less noncontrolling interest in income of VIE	—	23	—	13

Net income (loss) attributable to Cubic	$4,730	$(5,872)	$10,144	$(11,024)

Net income (loss) per share attributable to Cubic:
Basic	$0.18	$(0.22)	$0.38	$(0.41)
Diluted	$0.18	$(0.22)	$0.38	$(0.41)

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	26,968	26,861	26,973	26,862
Diluted	26,986	26,861	26,995	26,862

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss)	$4,730	$(5,849)	$10,144	$(11,011)
Other comprehensive income (loss):
Foreign currency translation	(17,621)	(33,057)	(9,118)	(19,094)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(347)	967	(375)	300
Adjustment for net gains/losses realized and included in net income, net of tax	(574)	(868)	395	(392)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(921)	99	20	(92)
Total other comprehensive loss	(18,542)	(32,958)	(9,098)	(19,186)
Total comprehensive income (loss)	$(13,812)	$(38,807)	$1,046	$(30,197)

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$158,808	$218,476
Restricted cash	72,759	69,245
Marketable securities	14,380	30,533
Accounts receivable - net	347,617	358,925
Recoverable income taxes	16,678	753
Inventories - net	78,512	63,700
Deferred income taxes and other current assets	41,744	33,670
Total current assets	730,498	775,302

Long-term contract receivables	46,106	36,809
Long-term capitalized contract costs	69,837	73,017
Property, plant and equipment, net	93,910	74,690
Deferred income taxes	1,555	11,443
Goodwill	409,442	237,899
Purchased intangibles, net	143,833	72,936
Other assets	5,906	18,180
	$1,501,087	$1,300,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$240,000	$60,000
Trade accounts payable	62,853	47,170
Customer advances	60,160	77,083
Accrued compensation and other current liabilities	126,799	143,919
Income taxes payable	1,509	4,675
Deferred income taxes	—	13,404
Current portion of long-term debt	498	525
Total current liabilities	491,819	346,776

Long-term debt	200,872	126,180
Other long-term liabilities	67,000	71,032

Shareholders’ equity:
Common stock	28,178	25,560
Retained earnings	819,674	818,642
Accumulated other comprehensive loss	(70,378)	(51,836)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	741,396	756,288
	$1,501,087	$1,300,276

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	2016	2015	2016	2015
Operating Activities:
Net income (loss)	$4,730	$(5,849)	$10,144	$(11,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,977	20,064	10,029	11,117
Share-based compensation expense	4,088	5,291	1,970	4,238
Changes in operating assets and liabilities, net of effects from acquisitions	(65,490)	41,592	(10,251)	48,473
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(37,695)	61,098	11,892	52,817

Investing Activities:
Acquisition of businesses, net of cash acquired	(243,483)	(89,460)	(213,765)	(6,037)
Purchases of property, plant and equipment	(21,375)	(2,580)	(11,015)	(1,704)
Purchases of marketable securities	(14,686)	(4,590)	(7,145)	(4,590)
Proceeds from sales or maturities of marketable securities	29,870	1,196	15,694	1,196
Purchases of other assets	—	(2,993)	—	(641)
NET CASH USED IN INVESTING ACTIVITIES	(249,674)	(98,427)	(216,231)	(11,776)

Financing Activities:
Proceeds from short-term borrowings	253,300	70,000	180,700	10,000
Principal payments on short-term borrowings	(73,300)	(15,000)	(50,700)	(15,000)
Proceeds from long-term borrowings	75,000	—	75,000	—
Principal payments on long-term debt	(254)	(269)	(123)	(131)
Purchase of common stock	(1,658)	(1,723)	—	(141)
Dividends paid	(3,641)	(3,627)	(3,641)	(3,627)
Net change in restricted cash	(3,514)	(101)	(1,102)	(42)
Contingent consideration payments related to acquisitions of businesses	(1,679)	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	244,254	49,280	200,134	(8,941)

Effect of exchange rates on cash	(16,553)	(19,696)	(8,350)	(11,259)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,668)	(7,745)	(12,555)	20,841

Cash and cash equivalents at the beginning of the period	218,476	215,849	171,363	187,263

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$158,808	$208,104	$158,808	$208,104

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire GATR, net	$7,651	$—	$7,651	$—
Liability incurred to acquire TeraLogics, net	$4,998	$—	$—	$—
Liability incurred to acquire H4 Global, net	$952	$—	$—	$—
Liability incurred to acquire DTECH, net	$—	$8,854	$—	$—
Liability incurred to acquire internal use software	$—	$10,800	$—	$10,800

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 will be effective for us for the year ended September 30, 2017 and for interim reporting periods thereafter. Early adoption is permitted for financial statements that have not been previously issued, but we have not yet adopted this standard. This adoption is not expected to have a significant impact on our financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. We adopted ASU 2015-16 on January 1, 2016 with no significant impact on our consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

GATR

On February 2, 2016 we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our Cubic Global Defense Systems (CGD Systems) segment and expands our customer base.

GATR’s sales have totaled $9.3 million since the acquisition date. GATR’s operating income for the quarter ended March 31, 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense within general and administrative expenses during the quarter ended March 31, 2016 related to this matter. Of this $18.5 million amount, $15.4 million is not expected to be deductible for tax purposes. In addition during the quarter ended March 31, 2016, GATR incurred charges of $2.4 million for the amortization of intangibles and acquisition costs of $0.4 million. As a result of the charges above, the GATR net loss after taxes for the three and six-month periods ended March 31, 2016 totaled $18.3 million.

The estimated fair value of consideration is $221.2 million, which is comprised of cash paid of $231.3 million plus the estimated fair value of contingent consideration of $2.5 million, plus additional held back consideration to be paid in the future estimated at $5.2 million, less $17.7 million of cash paid to the seller related to the $18.5 million recorded as expense described above. Under the purchase agreement, we will pay the sellers up to $7.5 million of contingent consideration if GATR meets certain gross profit goals for the 12 month periods ended February 28, 2017 and 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of GATR is being paid for predominantly with the proceeds of the borrowings described below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$51.7
Backlog	3.4
Technology	10.7
Non-compete agreements	1.2
Trade name	4.7
Accounts receivable	10.6
Inventory	3.4
Income tax receivable	5.5
Accounts payable and accrued expenses	(2.4)
Deferred tax liabilities	(22.2)
Other net assets acquired (liabilities assumed)	(0.1)
Net identifiable assets acquired	66.5
Goodwill	154.7
Net assets acquired	$221.2

The estimated fair values of assets acquired and liabilities assumed, including deferred tax assets and liabilities, purchased intangibles and deferred revenue, as well as the estimated fair value of contingent consideration and the amount of expense recognized in connection with the modification of the share-based payment awards described above are preliminary estimates pending the finalization of our valuation analyses. The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach, the non-compete agreements used the with-and-without approach, and the technology and trade name asset valuations used the relief from royalty approach.

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of nine years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of GATR with our existing CGD Systems business, including the synergies expected from combining its satellite communications and networking applications technologies with our CGD Systems product portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is generally not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GATR for fiscal years 2016 through 2020 and thereafter is as follows (in millions):

Year Ended
September 30,
2016	$9.7
2017	12.7
2018	11.1
2019	9.8
2020	8.3
Thereafter	20.1

TeraLogics

On December 21, 2015 we acquired all of the assets of TeraLogics, LLC, an Ashburn, Virginia-based provider of real-time full motion video processing, exploitation and dissemination (PED) for the Department of Defense, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video complements the existing tactical communications portfolio of our CGD Systems segment and expands our customer base. For the quarter ended March 31, 2016, TeraLogics had sales of $3.8 million, but had no significant sales between the acquisition date and December 31, 2015. TeraLogics net loss after taxes was $0.2 million, and $1.2 million for three and six months ended March 31, 2016, respectively, including the impact of charges related to the acquisition. For the quarter and six months ended March 31, 2016 we incurred $0.5 million and $0.9 million, respectively, of transaction and acquisition expenses. In addition, during the quarter ended December 31, 2015 we incurred a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition.

The estimated fair value of consideration is $33.9 million, which is comprised of cash paid of $28.9 million plus the estimated acquisition-date fair value of contingent consideration of $5.0 million. Under the purchase agreement, we will pay the sellers up to $9.0 million of contingent consideration. Of this amount, up to $6.0 million will be paid if TeraLogics meets certain revenue thresholds in fiscal years 2016, 2017 and 2018; and up to $3.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. There has been no significant change in the fair value of contingent consideration since the date of the acquisition.

The acquisition of TeraLogics is being paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$6.7
Backlog	5.6
Software	2.5
Non compete agreements	0.1
Accounts receivable	1.4
Accounts payable and accrued expenses	(0.5)
Other net assets acquired (liabilities assumed)	(0.1)
Net identifiable assets acquired	15.7
Goodwill	18.2
Net assets acquired	$33.9

The estimated fair values of purchased intangibles and deferred revenue, as well as the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses. The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach, the non-compete agreements used the with-and-without approach, and the software used the replacement cost new less cost decrements for obsolescence approach.

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of seven years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of TeraLogics with our existing CGD Systems business, including the synergies expected from combining TeraLogics real-time video capabilities with our existing tactical communications product portfolio. The goodwill also includes the value of the assembled workforce who became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is expected to be deductible for tax purposes.

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of TeraLogics for fiscal years 2016 through 2020 and thereafter is as follows (in millions):

Year Ended
September 30,
2016	$3.0
2017	3.5
2018	2.8
2019	2.1
2020	1.4
Thereafter	2.1

H4 Global

On November 4, 2015 we acquired all of the assets of H4 Global, a U.K.-based provider of simulation-based training solutions which complements our CGD Systems segment portfolio. For the quarter ended March 31, 2016, the amounts of H4 Global’s sales and net income after taxes included in our Consolidated Statement of Income (Loss) were $0.6 million and $0.1 million, respectively. In the short time period between our acquisition of H4 Global and December 31, 2015, H4 Global did not have significant sales or net income. During the quarter ended December 31, 2015 we incurred $0.1 million of transaction costs to acquire H4 Global.

The estimated fair value of consideration is $1.9 million, which is comprised of cash paid of $0.9 million plus the estimated fair value of contingent consideration of $1.0 million. Under the purchase agreement, we will pay the sellers up to $4.1 million of contingent consideration, based upon the value of contracts entered over the five-year period beginning on the acquisition date. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value will be recognized in earnings. There has been no significant change in the fair value of contingent consideration since the date of the acquisition.

The fair value of the net assets acquired and liabilities assumed was not material. Consequently, virtually the entire purchase price of $1.9 million was recorded as goodwill, which is comprised of expected synergies and assembled workforce. The amount recorded as goodwill is allocated to our CGD Systems segment and is not expected to be deductible for tax purposes. The estimated fair values of purchased intangibles and the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses.

DTECH

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). Based in Sterling, VA, DTECH is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the three months ended March 31, 2016, the amounts of DTECH’s sales and net loss after taxes included in our Consolidated Statement of Income (Loss) were $1.4 million and $2.3 million, respectively, compared to $10.8 million and $1.0 million, respectively for the three months ended March 31, 2015. For the six months ended March 31, 2016, the amount of DTECH’s sales and net loss after tax were $9.2 million and $3.6 million, respectively, compared to $11.8 million and $1.8 million, respectively for the six months ended March 31, 2015. The DTECH operating results for the quarter and six months ended March 31, 2016 include charges of $1.1 million and $1.9 million, respectively for the increase in the fair value of contingent consideration. There was no significant change in the fair value of contingent consideration in the quarter or six months ended March 31, 2015. For the six months ended March 31, 2015, DTECH’s operations also included $0.8 million of transaction and acquisition related costs before related income taxes.

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

Approximately $4.7 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. At March 31, 2016, the fair value of the Holdback Consideration is estimated to approximate $4.4 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. At the acquisition date, the total fair value of the contingent consideration was estimated at $3.9 million using a real options approach (see Note 5 for further discussion of fair value measurements). During the measurement period ended September 30, 2015, DTECH met both the revenue and gross profit targets. As a result, $5.0 million was paid to the seller in December 2015. The remaining contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. At March 31, 2016 the fair value of the contingent consideration was $4.4 million.

Through March 31, 2016 we have paid $96.3 million to the seller. At March 31, 2016 we have recorded a liability of $8.8 million as an estimate of the additional cash consideration that will be due to the seller in the future, including the Holdback Consideration and contingent consideration.

The acquisition of DTECH is being paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$35.1
Non-compete agreements	0.7
Backlog	2.1
Cash	0.9
Accounts receivable	5.4
Inventory	4.2
Warranty obligation	(0.4)
Tax liabilities	(3.3)
Accounts payable and accrued expenses	(3.4)
Other net assets acquired	0.2
Net identifiable assets acquired	41.5
Goodwill	57.9
Net assets acquired	$99.4

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships and backlog valuation used the excess earnings approach and the non-compete agreements used the with-and-without approach.

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of seven years from the date of acquisition and the amortization is expected to be deductible for tax purposes.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of DTECH for fiscal years 2016 through 2020 and thereafter is as follows (in millions):

Year Ended September 30,
2016	$8.0
2017	6.8
2018	5.5
2019	4.1
2020	2.8
Thereafter	1.5

Changes in goodwill for the six months ended March 31, 2016 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Balances at September 30, 2015	$56.0	$87.5	$94.4	$237.9
Acquisitions	—	173.6	—	173.6
Foreign currency exchange rate changes	(2.3)	0.2	—	(2.1)
Balances at March 31, 2016	$53.7	$261.3	$94.4	$409.4

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if GATR, TeraLogics, H4 Global and DTECH had been included in our consolidated results since October 1, 2014 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$699.9	$694.7	$367.3	$352.1

Net income attributable to Cubic	$3.8	$(6.3)	$9.5	$(12.4)

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

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. There were no anti-dilutive securities for the three and six months ended March 31, 2016. For the three and six months ended March 31, 2015, the effect of 0.8 million shares of restricted stock were excluded from diluted loss per share that would have been included if we had been in a net income position.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss) attributable to Cubic	$4,730	$(5,872)	$10,144	$(11,024)

Weighted average shares - basic	26,968	26,861	26,973	26,862
Effect of dilutive securities	18	—	22	—
Weighted average shares - diluted	26,986	26,861	26,995	26,862

Net income (loss) per share attributable to Cubic, basic	$0.18	$(0.22)	$0.38	$(0.41)
Effect of dilutive securities	—	—	—	—
Net income (loss) per share attributable to Cubic, diluted	$0.18	$(0.22)	$0.38	$(0.41)

Anti-dilutive employee share-based awards	—	762	—	762

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2016	2015

Trade and other receivables	$10,581	$12,812
Long-term contracts:
Billed	135,019	127,462
Unbilled	248,302	255,639
Allowance for doubtful accounts	(179)	(179)
Total accounts receivable	393,723	395,734
Less estimated amounts not currently due	(46,106)	(36,809)
Current accounts receivable	$347,617	$358,925

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2016 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2015 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2016	2015

Finished products	$650	$644
Work in process and inventoried costs under long-term contracts	80,537	66,293
Materials and purchased parts	2,272	2,733
Customer advances	(4,947)	(5,970)
Net inventories	$78,512	$63,700

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

At March 31, 2016, work in process and inventoried costs under long-term contracts includes approximately $4.9 million in costs incurred outside the scope of work or in advance of a contract award compared to $1.9 million at September 30, 2015. We believe it is probable that we will recover the costs inventoried at March 31, 2016, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.1 million and $4.3 million for the quarter and six-month periods ended March 31, 2016, respectively, and $2.1 million and $3.9 million for the quarter and six-month periods ended March 31, 2015, respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Capitalized software development costs related to these systems totaled $30.7 million at March 31, 2016 and $16.0 million at September 30, 2015. Such costs are classified as construction and internal-use software development in process at March 31, 2016 and September 30, 2015 are not yet ready for their intended use.

In addition to software costs that were capitalized in fiscal 2016, during the quarter and six-month periods ended March 31, 2016 we recognized expense related to the development of our ERP system of $6.9 million and $12.2 million, and $0.3 million and $1.9 million during the quarter and six-month periods ended March 31, 2015, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.3 million and $9.9 million at March 31, 2016 and September 30, 2015, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of March 31, 2016 was $3.0 million, which included life insurance contracts with a carrying value of $2.4 million and marketable securities with a carrying value of $0.6 million. At September 30, 2015, the total carrying value of the assets set aside to fund deferred compensation liabilities was $2.9 million, which included life insurance contracts with a carrying value of $1.9 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of our contingent consideration liabilities to the sellers of businesses that we have acquired are revalued to their fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using a long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the March 31, 2016 valuations was 18% for TeraLogics, 22% for DTECH and 19% for GATR. The volatility factor used in the September 30, 2015 valuation for DTECH was 20%. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of March 31, 2016, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2015	$7,507	$—	$—	$—	$—	$7,507
Initial measurement recognized at acquisition	—	1,602	2,000	3,100	—	6,702
Cash paid to seller	(5,000)	—	—	—	—	(5,000)
Total remeasurement recognized in earnings	809	—	—	—	—	809
Balance as of December 31, 2015	$3,316	$1,602	$2,000	$3,100	$—	$10,018
Initial measurement recognized at acquisition	—	—	—	—	2,500	2,500
Adjustment to the provisional acquisition date valuation	—	(616)	(100)	—	—	(716)
Total remeasurement recognized in earnings	1,084	(187)	100	(200)	100	897
Balance as of March 31, 2016	$4,400	$799	$2,000	$2,900	$2,600	$12,699

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$65,035	$—	$—	$65,035
Marketable securities	—	14,381	—	14,381
Current derivative assets	—	13,613	—	13,613
Noncurrent derivative assets	—	841	—	841
Marketable securities in rabbi trust	553	—	—	553
Total assets measured at fair value	$65,588	$28,835	$—	$94,423
Liabilities
Current derivative liabilities	$—	$13,002	$—	$13,002
Noncurrent derivative liabilities	—	918	—	918
Contingent consideration to seller of GATR	—	—	2,600	2,600
Contingent consideration to seller of TeraLogics - contract extensions	—	—	2,000	2,000
Contingent consideration to seller of TeraLogics - revenue targets	—	—	2,900	2,900
Contingent consideration to seller of H4 Global	—	—	799	799
Contingent consideration to seller of DTECH	—	—	4,400	4,400
Total liabilities measured at fair value	$—	$13,920	$12,699	$26,619

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$68,194	$—	$—	$68,194
Marketable securities	—	30,533	—	30,533
Current derivative assets	—	11,543	—	11,543
Noncurrent derivative assets	—	13,909	—	13,909
Marketable securities in rabbi trust	992	—	—	992
Total assets measured at fair value	$69,186	$55,985	$—	$125,171
Liabilities
Current derivative liabilities	$—	$9,370	$—	$9,370
Noncurrent derivative liabilities	—	13,909	—	13,909
Contingent consideration to seller of DTECH	—	—	7,507	7,507
Total liabilities measured at fair value	$—	$23,279	$7,507	$30,786

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	March 31,	September 30,
	2016	2015
Fair value	$206.6	$125.8
Carrying value	$201.4	$126.7

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest payments on these notes are due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. Also on February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million of unsecured notes bearing interest at 3.93%. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions for all of the notes were revised in coordination with the revision and expansion of the Revolving Credit Agreement discussed below in order to increase our leverage capacity.

At the beginning of fiscal 2015 we had a committed revolving credit agreement (Revolving Credit Agreement), expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million as a source of financing the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2016, there were borrowings totaling $240.0 million under this agreement and there were letters of credit outstanding totaling $18.9 million, which reduced the available line of credit to $141.1 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At March 31, 2016 the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.69%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2016 there were letters of credit outstanding under this agreement of $62.5 million. Restricted cash at March 31, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.0 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of March 31, 2016 was $3.4 million and is classified as restricted cash in our Condensed Consolidated Balance Sheet.

As of March 31, 2016, we had letters of credit and bank guarantees outstanding totaling $77.2 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.9 million as of March 31, 2016, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) and $3.0 million Australian dollars (equivalent to approximately $2.3 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At March 31, 2016, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2016, these agreements restrict such distributions to shareholders to a maximum of $32.8 million in fiscal year 2016.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.5 million and $8.8 million as of March 31, 2016 and September 30, 2015, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$310	$339	$152	$167
Interest cost	4,540	4,585	2,279	2,253
Expected return on plan assets	(6,775)	(6,880)	(3,303)	(3,492)
Amortization of actuarial loss	912	338	499	184
Administrative expenses	86	79	45	41
Net pension benefit	$(927)	$(1,539)	$(328)	$(847)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through March 31, 2016, the Compensation Committee has granted 712,651 RSU’s with time-based vesting and 723,237 RSU’s with performance-based vesting under this program.

Each RSU represents a contingent right to receive one share of our common stock. Dividend equivalent rights accrue with respect to the RSU’s when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

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

Through March 31, 2016, Cubic has granted 1,435,888 restricted stock unit’s of which 346,247 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At March 31, 2016, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 464,461.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2015	760,285	$47.24
Granted	381,875	44.69
Vested	(116,137)	46.77
Forfeited	(190,955)	44.66
Unvested at March 31, 2016	835,068	$46.72

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and six-month periods ended March 31, 2016 and 2015 as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Cost of sales	$544	$419	$226	$246
Selling, general and administrative	3,543	4,872	1,744	3,992
	$4,087	$5,291	$1,970	$4,238

As of March 31, 2016, there was $40.1 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $21.6 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2016. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 — Income Taxes

Our effective tax rate for the three months ended March 31, 2016 was 191% as compared to 68% for the year ended September 30, 2015. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by 206% due to the partial release of our U.S. deferred tax valuation allowance, partially offset by a 53% unfavorable impact as the result of non-deductible compensation expense considered paid to the sellers of GATR under business combination guidance.  The net deferred tax liability arising from the acquisition of GATR provided an additional source of taxable income to support the realizability of a portion of the pre-existing deferred tax assets and as a result, we released a portion of the deferred tax asset valuation allowance.

The amount of net unrecognized tax benefits was $7.8 million as of March 31, 2016 and $7.3 million as of September 30, 2015, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to the reinstatement of the U.S. federal research and development credit during the first quarter of fiscal 2016. At March 31, 2016, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $5.0 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.7 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2016, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2015 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

On October 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet for all periods after adoption. No prior periods were retrospectively adjusted.

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering its recent history of U.S. losses, the Company recorded a valuation allowance during fiscal year 2015 on its net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. During the second quarter of fiscal 2016, the Company recorded a discrete benefit of $22.2 million related to a reduction in our need for a valuation allowance as a result of the impact of the GATR acquisition completed during the quarter. As of March 31, 2016, the Company maintained a valuation allowance against its U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through March 31, 2016, a total valuation allowance of $29.7 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2016 and September 30, 2015 (in thousands):

	Notional Principal
	March 31, 2016	September 30, 2015
Instruments designated as accounting hedges:
Foreign currency forwards	$172,127	$217,796

Instruments not designated as accounting hedges:
Foreign currency forwards	$153,137	$142,820

Included in the amounts not designated as accounting hedges above at March 31, 2016 and September 30, 2015 are foreign currency forwards with notional principal amounts of $126.0 million and $117.8 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2016 and September 30, 2015. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of March 31, 2016 or September 30, 2015.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2016	September 30, 2015
Asset derivatives:
Foreign currency forwards	Other current assets	$13,613	$11,321
Foreign currency forwards	Other noncurrent assets	841	13,909
		$14,454	$25,230
Liability derivatives:
Foreign currency forwards	Other current liabilities	$13,002	$9,370
Foreign currency forwards	Other noncurrent liabilities	918	13,909
Total		$13,920	$23,279

The tables below present gains and losses recognized in other comprehensive loss for the three and six months ended March 31, 2016 and 2015 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Six Months Ended
	March 31, 2016		March 31, 2015			March 31, 2016	March 31, 2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into		Gains (losses) recognized - Ineffective
	recognized in	earnings -	Gains (losses)	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$(1,417)	$883	$152	$1,336	Other income (expense), net	$(121)	$—

Three Months Ended
	March 31, 2016		March 31, 2015			March 31, 2016	March 31, 2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into		Gains (losses) recognized - Ineffective
	recognized in	earnings -	Gains (losses)	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$30	$(607)	$(142)	$604	Other income (expense), net	$39	$—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and six months ended March 31, 2016 and 2015. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.4 million, net of income taxes.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Sales:
Cubic Transportation Systems	$274.5	$278.2	$148.7	$146.7
Cubic Global Defense Systems	212.2	192.6	116.3	94.6
Cubic Global Defense Services	193.1	186.5	101.0	97.5
Total sales	$679.8	$657.3	$366.0	$338.8

Operating income (loss):
Cubic Transportation Systems	$23.4	$39.1	$19.8	$27.0
Cubic Global Defense Systems	(24.6)	(0.4)	(21.2)	2.3
Cubic Global Defense Services	4.5	1.1	4.3	1.1
Unallocated corporate expenses and other	(20.5)	(9.4)	(12.0)	(7.2)
Total operating income (loss)	$(17.2)	$30.4	$(9.1)	$23.2

Depreciation and amortization:
Cubic Transportation Systems	$4.2	$5.7	$1.7	$2.6
Cubic Global Defense Systems	11.0	9.4	6.9	6.2
Cubic Global Defense Services	3.0	4.3	1.0	1.9
Corporate and other	0.8	0.7	0.4	0.4
Total depreciation and amortization	$19.0	$20.1	$10.0	$11.1

Unallocated corporate expenses include expense related to the development of our ERP system for costs that did not meet the requirements for capitalization of $6.9 million and $12.2 million for the three and six months ended March 31, 2016, respectively compared to $0.3 million and $1.9 million for the three and six months ended March 31, 2015, respectively.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by $0.3 million and $2.4 million for the three and six months ended March 31, 2016, respectively, and had no impact on operating income for the three months ended March 31, 2015 and decreased operating income by $13.5 million for the six months ended March 31, 2015.

These adjustments decreased net income by $0.2 million ($0.01 per share) and $1.4 million ($0.05 per share) for the three and six months ended March 31, 2016, and had no impact on net income (loss) for the three months ended March 31, 2015 and increased net loss by $8.3 million ($0.31 per share) for the six months ended March 31, 2015, respectively.

Note 13 — Legal Matters

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

Note 14 — Restructuring Costs

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the Company. The total costs of the restructuring plan are not expected to be significantly greater than the charges incurred to date. Restructuring charges (reversals) incurred by business segment were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Restructuring costs (reversals):
Cubic Transportation Systems	$0.2	$0.4	$0.1	$0.6
Cubic Global Defense Systems	(0.4)	4.2	0.2	4.1
Cubic Global Defense Services	0.1	0.2	—	0.2
Unallocated corporate expenses and other	—	0.5	—	0.5
Total restructuring costs (reversals)	$(0.1)	$5.3	$0.3	$5.4

The following table presents a rollforward of our restructuring liability as of March 31, 2016, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Employee Separation
Liability as of September 30, 2015	$1.9
Reversal of previously recorded severance liability	(0.4)
Cash payments	(1.0)
Liability as of March 31, 2016	$0.5

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2016

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

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), and Cubic Global Defense Services (CGD Services). All of our business segments share a common mission of providing situational awareness and understanding to create enhanced value for our customers worldwide. We organize our business segments based on the nature of the products and services offered.

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to UK and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

CGD Systems is focused on two primary lines of business: Training Systems and Expeditionary Communications and Intelligence. CGD Systems is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our expeditionary communications and intelligence products are aimed at intelligence, surveillance, and search and rescue markets. Our acquisition of DTECH LABs, Inc. in December 2014, added networking capability to our expeditionary communications and intelligence business. Our acquisition of TeraLogics, Inc. in December 2015 added key end user applications to our intelligence business, and our acquisition of GATR Technologies, LLC in February 2016 expands our satellite communications and networking products and capabilities.

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

Consolidated Overview

Sales for the quarter ended March 31, 2016 increased 8% to $366.0 million from $338.8 million in the second quarter of last year. Sales from CTS, CGD Systems and CGD Services increased by 1%, 23% and 4%, respectively. For the first six months of the fiscal year, consolidated sales increased to $679.8 million compared to $657.3 million last year, an increase of 3%. CGD Systems and CGD Services sales increased 10% and 4%, respectively, compared to the first six months of last year while CTS sales decreased 1%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a negative impact on sales of $7.7 million for the second quarter and $17.2 million for the six-month period compared to the same periods last year. Sales generated by businesses we acquired during 2016 and 2015 totaled $15.1 million and $22.9 million for the three- and six-month periods ended March 31, 2016 compared to $10.8 million and $11.8 million for the three- and six-month periods ended March 31, 2015, respectively. See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $9.1 million in the second quarter compared to operating income of $23.2 million in the second quarter of last year. Operating results in the second quarter of 2016 were significantly impacted by accounting requirements for business acquisitions, including an $18.5 million charge recognized in connection with the acquisition of GATR Technologies, LLC (GATR) by our CGD Systems segment that is more fully described in the CGD Systems operating results section below. Businesses we acquired in 2016 and 2015 generated an operating loss of $24.8 million for the quarter ended March 31, 2016, primarily in our CGD Systems segment mainly due to business acquisition expenses including the $18.5 million charge we incurred for the acquisition of GATR and other charges noted above, compared to an operating loss of $1.5 million for the quarter ended March 31, 2015. CGD systems had an operating loss of $21.2 million in the second quarter of fiscal 2016 compared to operating income of $2.3 million in the second quarter of last year. CTS operating income decreased 27% compared to the second quarter of fiscal 2015, while CGD Services operating income nearly quadrupled. Unallocated corporate and other costs for the second quarter of 2016 were $12.0 million compared to $7.2 million in 2015. The increase in unallocated corporate costs is primarily related to costs incurred in the second quarter of 2016 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $9.4 million compared to $0.8 million in the second quarter of last year. Partially offsetting the increase in unallocated corporate costs was a decrease in two specific legal and compensation charges. In the second quarter of fiscal 2015 we incurred $2.5 million of consulting and legal fees related to an investigation by the Audit Committee of the Board of Directors and a $1.7 million increase in stock-based compensation related to the acceleration of vesting of certain restricted stock units for the Company’s former Chief Executive Officer.  The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.8 million for the second quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our consolidated operating loss for the six-month period was $17.2 million compared to operating income of $30.4 million last year. The decrease in operating income was largely driven by the charges incurred related to business acquisitions noted above. Businesses we acquired in 2016 and 2015 generated an operating loss of $28.7 million for the six months ended March 31, 2016, primarily in our CGD Systems segment, including the $18.5 charge incurred for the GATR acquisition and other charges described above, compared to an operating loss of $3.0 million during the first half of fiscal 2015. CGD Systems had an operating loss of $24.6 million in the first half of fiscal 2016 compared to an operating loss of $0.4 million for the first half of last year. CTS operating income decreased 40% compared to the first six months of last year, while the operating income for CGD Services more than quadrupled. Unallocated corporate and other costs for the six-month period of 2016 were $20.5 million compared to $9.4 million in 2015. Unallocated corporate costs included $15.9 million of costs incurred in the first half of 2016 for strategic and IT system resource planning compared to $1.9 million in the first half of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.2 million for the six-month period compared to the same period last year.

Net income attributable to Cubic for the second quarter of fiscal 2016 was $10.1 million, or 38 cents per share, compared to a net loss attributable to Cubic of $11.0 million, or 41 cents per share last year. The change was primarily caused by the impact of income taxes. A discrete tax benefit of $22.2 million was recorded in the second quarter of fiscal 2016 related to a reduction in our U.S. valuation allowance following the acquisition of GATR in the second quarter which permitted the realization of a portion of our pre-existing deferred tax assets,  partially offset by a discrete tax expense of $5.9 million related to non-deductible compensation expense paid to the sellers of GATR.  Further, we recognized an income tax benefit on our loss for the six-month period ending March 31, 2016 because we expect to realize this benefit during the year as a result of our projections of generating income in the full year. If we are unable to realize this benefit during the year because we do not generate sufficient taxable income, we may be required to record a valuation allowance on all or a portion of this benefit. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2016 will be approximately 30% prior to the impact of any existing or future need for a valuation allowance. The effective rate for fiscal 2016 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against U.S. and foreign deferred tax assets. Interest expense increased to $2.6 million for the quarter ended March 31, 2016 from $1.1 million for the second quarter last year primarily due to the increase in the average outstanding debt during the respective periods.

For the first six months of the year, net income attributable to Cubic was $4.7 million, or 18 cents per share, compared to net loss attributable to Cubic of $5.9 million, or 22 cents per share last year. The change for the six-month period was primarily due to the impact of the net discrete tax benefit described above that was recognized in the second quarter of fiscal 2016 described above. Interest expense increased to $3.9 million for the first half of fiscal 2016 from $1.9 million for same period last year primarily due to the increase in outstanding debt.

Our gross margin percentage on product sales decreased to 23% in the second quarter of 2016 from 31% last year, and decreased to 22% in the first six months of 2016 from 25% last year. In the second quarter and first half of fiscal 2015 we had significant sales of higher margin air combat training systems; these sales declined in the second quarter and first half of fiscal 2016. In addition, gross margins on product sales were impacted in the second quarter of fiscal 2016 by cost growth on sales of ground combat training systems in the Far East. The decrease in our gross margin percentage on product sales was partially offset by the reduction in losses incurred on our transportation system contact in Vancouver.

Our gross margin percentage on service sales decreased to 24% in the second quarter of 2016 from 25% last year, and decreased to 21% in the first six months of 2016 from 23% last year. This decrease is primarily due to reduced margins on our follow-on transportation contract in London compared to the legacy contract. Also, costs incurred during the first quarter of fiscal 2016 related to the transition to the London follow-on contact contributed to the lower services gross margin. The decrease in gross margin percentage on service sales was partially offset by improved margins on our transportation service contracts in Chicago and Sydney as well as improved margins on our CGD Services contracts.

Selling, general and administrative (SG&A) expenses increased in the second quarter of 2016 to $79.8 million compared to $52.9 million in 2015. For the six-month period, SG&A increased to $138.3 million compared to $100.5 million last year. As a percentage of sales, SG&A expenses were 22% for the second quarter and 20% for the six-month period ended March 31, 2016, compared to 16% for the second quarter and 15%, for the six month period ended March 31, 2015. These increases were primarily related to expenses incurred in connection with business acquisitions, including the $18.5 million of expense noted above that was recognized in the second quarter of fiscal 2016 in connection with the GATR acquisition, as well as the growth in unallocated corporate expenses described above. Unallocated corporate costs included $15.9 million of costs incurred in the first half of 2016 for strategic and IT system resource planning compared to $1.9 million in the first half of last year.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, increased to $6.1 million for the second quarter compared to $2.6 million last year, and increased to $9.6 million for the six-month period this year compared to $6.9 million last year. The primary reason for the increase in R&D costs is that in the second quarter of 2015 we received a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in the second quarter of fiscal 2015.

Amortization of purchased intangibles was $8.5 million for the second quarter of both 2016 and 2015. Amortization of purchased intangibles for the first six months of 2016 increased to $15.0 million from $14.4 million in 2015.

Cubic Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Transportation Systems Segment Sales	$274.5	$278.2	$148.7	$146.7

Transportation Systems Segment Operating Income	$23.4	$39.1	$19.8	$27.0

CTS sales increased 1% in the second quarter to $148.7 million compared to $146.7 million last year, and decreased 1% for the six-month period to $274.5 million from $278.2 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.6 million for the second quarter and $13.4 million for the six-month period compared to the same period last year. For the second quarter and first half of fiscal year 2016, CTS had higher sales in North America but lower sales in the U.K. and Australia.

CTS operating income decreased 27% in the second quarter to $19.8 million compared to $27.0 million last year, and decreased 40% for the six-month period to $23.4 million from $39.1 million last year. The decreases in operating income for the quarter and six-month period ended March 31, 2016 compared to the same periods in 2015 are primarily the result of the transition to our follow-on fare collection contract in London that has lower margins than the legacy contract, particularly because it no longer includes the award of usage bonuses once a year, in the second fiscal quarter. In the first quarter of fiscal 2016, margins on the follow-on contract were further impacted by transition costs. These decreases were partially offset by increased operating margins on contracts in Chicago, Vancouver, and Sydney. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in decreases in operating income of $1.2 million for both the second quarter and for the six-month period ended March 31, 2016 compared to the same periods last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Cubic Global Defense Systems Segment Sales	$212.2	$192.6	$116.3	$94.6

Cubic Global Defense Systems Segment Operating Income	$(24.6)	$(0.4)	$(21.2)	$2.3

CGD Systems sales increased 23% in the second quarter of fiscal 2016 to $116.3 million compared to $94.6 million last year, and increased 10% for the first half of fiscal 2016 to $212.2 million from $192.6 million last year. Sales were higher from ground combat training system and simulator sales, partially offset by lower sales from modular networking and baseband communications equipment. Sales of air combat training systems were higher for the second quarter of 2016 compared to the second quarter last year, but were lower for the first half of 2016 compared to the first half of last year. Sales generated by businesses acquired by CGD Systems during 2016 and 2015 totaled $15.1 million and $22.9 million for the three- and six-month periods ended March 31, 2016, respectively, compared to $10.8 million and $11.8 million for the three- and six-month periods ended March 31, 2015, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $1.1 million for the second quarter of 2016 and $3.8 million for the six-month period ended March 31, 2016 compared to the corresponding periods last year.

CGD Systems had an operating loss of $21.2 million in the second quarter of fiscal 2016 compared to operating income of $2.3 million in the second quarter last year, and an operating loss of $24.6 million for the first half of 2016 compared to an operating loss of $0.4 million for the first half last year. The operating losses in fiscal 2016 were primarily caused by charges incurred in connection with the accounting for business acquisitions in the first half of fiscal 2016. Including these impacts of business acquisition accounting, the businesses we acquired in 2016 and 2015 had an operating loss of $24.8 million for the second quarter of fiscal 2016 compared to an operating loss of $1.5 million in the second quarter of fiscal 2015 and they incurred an operating loss of $28.7 million in the first half of 2016 compared to an operating loss of $3.0 million in the first half of 2015. Included in these operating losses are CGD Systems business acquisition transaction costs of $20.2 million and $23.9 million for the second quarter and first half of fiscal 2016, respectively, consisting of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and, most significantly, expenses recognized in connection with our acquisition of GATR. GATR’s operating income for the quarter ended March 31, 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during the quarter ended March 31, 2016 related to this matter upon completing this acquisition.

For the second quarter and first half of fiscal 2016, operating income was higher than in the same periods in 2015 on increased simulator sales, but was lower on decreased sales of networking and baseband communications equipment. In addition, cost growth on a ground combat training system we are delivering in the Far East, and reduced sales of higher margin air combat training systems to the Far East reduced operating income from ground combat training systems and air combat training systems in the second quarter and first half of fiscal 2016 compared to the second quarter and first half of fiscal 2015.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD Systems operating income.

Cubic Global Defense Services Segment (CGD Services)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Cubic Global Defense Services Segment Sales	$193.1	$186.5	$101.0	$97.5

Cubic Global Defense Services Segment Operating Income	$4.5	$1.1	$4.3	$1.1

CGD Services sales increased 4% in the second quarter to $101.0 million compared to $97.5 million last year, and increased 4% for the six-month period to $193.1 million from $186.5 million last year. Sales for the second quarter and first half of fiscal 2016 were higher primarily because of increased activity at the Joint Readiness Training Center (JRTC) and higher activity supporting Special Operations Forces training.

CGD Services operating income increased nearly 300% in the second quarter to $4.3 million compared to $1.1 million last year, and increased over 300% for the six-month period to $4.5 million from $1.1 million last year. In the second quarter and first half of fiscal 2016 operating margins increased on increased sales of Special Operations Forces training and on increased activity at the JRTC. For the first half of fiscal 2016, the increases in operating income were partially offset by an operating loss realized in the first quarter of fiscal 2016 on a Marine Corps training contract that was bid in an extremely competitive environment. CGD Services operating margins also increased due to a decrease in amortization expense related to purchased intangible assets.

Backlog

	March 31,	September 30,
	2016	2015
	(in millions)
Total backlog
Transportation Systems	$1,789.5	$1,894.3
Cubic Global Defense Systems	561.8	595.7
Cubic Global Defense Services	457.4	485.6
Total	$2,808.7	$2,975.6

Funded backlog
Transportation Systems	$1,789.5	$1,894.3
Cubic Global Defense Systems	559.5	595.7
Cubic Global Defense Services	153.6	149.9
Total	$2,502.6	$2,639.9

Total backlog decreased by $166.9 million from September 30, 2015 to March 31, 2016 as sales marginally outpaced new business orders for all three business segments in the first half of fiscal 2016. The TeraLogics and GATR businesses acquired by our CGD Systems segment in the first half of fiscal 2016, had $17.2 million of funded backlog and $49.0 million of total backlog on the date of the acquisition. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $9.1 million compared to September 30, 2015.

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

Liquidity and Capital Resources

Operating activities used cash of $37.7 million for the six-month period ended March 31, 2016. For the six months ended March 31, 2016, CGD Systems used cash, while the operating activities of CTS and CGD Services had positive cash flows.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $26.9 million in the first half of fiscal 2016. Of this amount, $12.2 million was recognized as expense and is reflected in cash flows used in operations, while $14.7 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the six-month period also included $243.5 million of cash paid related to the acquisition of businesses in our CGD Systems segment, and $15.2 million net proceeds from sales or maturities of marketable securities.

Financing activities for the six-month period consisted primarily of the net receipt of proceeds of $180.0 million from short-term borrowings and $74.7 million from long-term borrowings that, in addition to existing cash resources, was used to finance operations and the business acquisitions discussed above. We also used $1.7 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.6 million. In addition, in fiscal 2015 revenue and gross margin goals specified in the DTECH acquisition agreement were achieved. As such, we made cash payments to the sellers of DTECH totaling $1.7 million for contingent consideration in the first quarter of fiscal 2016.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $16.6 million to our cash balance as of March 31, 2016 compared to September 30, 2015.

At the beginning of fiscal 2015 we had a committed revolving credit agreement (Revolving Credit Agreement), with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million as a source of financing the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2016, there were borrowings totaling $240.0 million under this agreement and there were letters of credit outstanding totaling $18.9 million, which reduced the available line of credit to $141.1 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At March 31, 2016 the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.69%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2016 there were letters of credit outstanding under this agreement of $62.5 million. Restricted cash at March 31, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.0 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of March 31, 2016 was $3.4 million.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Interest payments on these notes are due semi-annually and principal payments are due from 2021 through 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. Also on February 2, 2016 we revised the note purchase agreement and issued an additional $75.0 million of unsecured notes bearing interest at 3.93%. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions for all of the notes were revised in coordination with the revision and expansion of the Revolving Credit Agreement discussed below in order to increase our leverage capacity.

As of March 31, 2016, virtually all of the $245.9 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, with the exception of current and a portion of prior year earnings for New Zealand and Australia, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $238.7 million and a current ratio of 1.5 to 1 at March 31, 2016. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future. We anticipate entering into a new line of credit agreement by the end of fiscal 2016 that has a later termination date than our current agreement.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 will be effective for us for the year ended September 30, 2017 and for interim reporting periods thereafter. Early adoption is permitted for financial statements that have not been previously issued, but we have not yet adopted this standard. This adoption is not expected to have a significant impact on our financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments in business combinations. This standard eliminates the need for an acquirer in a business combination to recognize measurement-period adjustments retrospectively, but instead measurement-period adjustments are to be recorded during the period in which the amount of the adjustment is determined, including the effect on earnings of any amount that would have been recorded in a previous period had the amount been recorded at the acquisition date. We adopted ASU 2015-16 on January 1, 2016 with no significant impact on our consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2016 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Incentive Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 2, 2016	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 2, 2016	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)