Form 10-Q
period 2016-06-30
CUBIC CORP /DE/
filed 2016-08-03
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

As of July 20, 2016, registrant had only one class of common stock of which there were 26,991,636 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Products	$451,329	$392,884	$170,566	$133,762
Services	603,748	612,244	204,674	214,044
	1,055,077	1,005,128	375,240	347,806
Costs and expenses:
Products	328,422	288,926	108,785	94,381
Services	478,647	480,671	164,053	175,334
Selling, general and administrative expenses	206,897	155,603	68,632	55,127
Research and development	18,146	12,830	8,521	5,938
Amortization of purchased intangibles	24,620	21,035	9,666	6,606
Restructuring costs	1,615	5,385	1,690	127
	1,058,347	964,450	361,347	337,513

Operating income (loss)	(3,270)	40,678	13,893	10,293

Other income (expenses):
Interest and dividend income	1,152	1,337	415	434
Interest expense	(7,403)	(3,058)	(3,486)	(1,125)
Other income (expense), net	(1,532)	(1,157)	(1,930)	(257)

Income (loss) before income taxes	(11,053)	37,800	8,892	9,345

Income tax expense (benefit)	(20,281)	34,863	4,394	559

Net income	9,228	2,937	4,498	8,786

Less noncontrolling interest in income of VIE	—	29	—	6

Net income attributable to Cubic	$9,228	$2,908	$4,498	$8,780

Net income per share attributable to Cubic:
Basic	$0.34	$0.11	$0.17	$0.33
Diluted	$0.34	$0.11	$0.17	$0.33

Dividends per common share	$0.14	$0.14	$—	$—

Weighted average shares used in per share calculations:
Basic	26,971	26,868	26,977	26,883
Diluted	27,010	26,925	27,058	26,960

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$9,228	$2,937	$4,498	$8,786
Other comprehensive income (loss):
Foreign currency translation	(39,571)	(14,742)	(21,950)	18,315
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	273	519	620	(448)
Adjustment for net gains/losses realized and included in net income, net of tax	(868)	(767)	(294)	101
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(595)	(248)	326	(347)
Total other comprehensive income (loss)	(40,166)	(14,990)	(21,624)	17,968
Total comprehensive income (loss)	$(30,938)	$(12,053)	$(17,126)	$26,754

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$173,439	$218,476
Restricted cash	73,361	69,245
Marketable securities	13,331	30,533
Accounts receivable - net	376,047	358,925
Recoverable income taxes	14,982	753
Inventories - net	64,803	63,700
Deferred income taxes and other current assets	38,829	33,670
Total current assets	754,792	775,302

Long-term contract receivables	21,755	36,809
Long-term capitalized contract costs	67,686	73,017
Property, plant and equipment, net	95,013	74,690
Deferred income taxes	1,619	11,443
Goodwill	406,249	237,899
Purchased intangibles, net	132,643	72,936
Other assets	6,366	18,180
	$1,486,123	$1,300,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$230,000	$60,000
Trade accounts payable	62,165	47,170
Customer advances	48,915	77,083
Accrued compensation and other current liabilities	145,725	143,919
Income taxes payable	2,513	4,675
Deferred income taxes	—	13,404
Current portion of long-term debt	462	525
Total current liabilities	489,780	346,776

Long-term debt	200,692	126,180
Other long-term liabilities	68,553	71,032

Shareholders’ equity:
Common stock	31,006	25,560
Retained earnings	824,172	818,642
Accumulated other comprehensive loss	(92,002)	(51,836)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	727,098	756,288
	$1,486,123	$1,300,276

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	2016	2015	2016	2015
Operating Activities:
Net income	$9,228	$2,937	$4,498	$8,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,943	28,717	12,966	8,653
Share-based compensation expense	6,916	6,652	2,828	1,361
Changes in operating assets and liabilities, net of effects from acquisitions	(42,648)	8,186	22,842	(33,406)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,439	46,492	43,134	(14,606)

Investing Activities:
Acquisition of businesses, net of cash acquired	(243,483)	(90,172)	—	(712)
Purchases of property, plant and equipment	(25,883)	(15,743)	(4,508)	(13,163)
Purchases of marketable securities	(21,802)	(6,201)	(7,116)	(1,611)
Proceeds from sales or maturities of marketable securities	36,923	1,196	7,053	—
Purchases of other assets	—	(2,993)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(254,245)	(113,913)	(4,571)	(15,486)

Financing Activities:
Proceeds from short-term borrowings	263,300	95,000	10,000	25,000
Principal payments on short-term borrowings	(93,300)	(25,000)	(20,000)	(10,000)
Proceeds from long-term borrowings	75,000	—	—	—
Principal payments on long-term debt	(378)	(403)	(124)	(134)
Purchase of common stock	(1,658)	(2,652)	—	(929)
Dividends paid	(3,641)	(3,627)	—	—
Net change in restricted cash	(4,116)	(146)	(602)	(45)
Contingent consideration payments related to acquisitions of businesses	(1,679)	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	233,528	63,172	(10,726)	13,892

Effect of exchange rates on cash	(29,759)	(2,295)	(13,206)	17,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,037)	(6,544)	14,631	1,201

Cash and cash equivalents at the beginning of the period	218,476	215,849	158,808	208,104

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$173,439	$209,305	$173,439	$209,305

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire GATR, net	$7,651	$—	$—	$—
Liability incurred to acquire TeraLogics, net	$4,998	$—	$—	$—
Liability incurred to acquire H4 Global, net	$952	$—	$—	$—
Liability incurred to acquire DTECH, net	$—	$8,898	$—	$44

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 or the guidance gives us the option of adopting ASU 2014-09 early, in the first quarter of 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We do not intend to adopt the standard early and we have not yet determined which method of adoption we will select. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

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

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and, with the exception of a specific portion of the amendment, early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

GATR

On February 2, 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our Cubic Global Defense Systems (CGD Systems) segment and expands our customer base.

GATR’s sales totaled $9.3 million for the quarter ended June 30, 2016 and $18.6 million since the acquisition date. GATR’s operating income since the acquisition date was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense within general and administrative expenses during the quarter ended March 31, 2016 related to this matter. Of this $18.5 million amount, $15.4 million is not expected to be deductible for tax purposes. In addition during the three and nine months ended June 30, 2016, GATR incurred charges of $3.6 million and $6.0 million, respectively, for the amortization of intangibles and acquisition costs of $0.5 million for the nine months ended June 30, 2016. The GATR operating results for the quarter and nine months ended June 30, 2016 include charges of $0.6 million and $0.7 million, respectively for the increase in the fair value of contingent consideration. As a result of the charges above, the GATR net loss after taxes for the three and nine-month periods ended June 30, 2016 totaled $8.2 million and $20.6 million, respectively.

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

TeraLogics

On December 21, 2015, we acquired all of the assets of TeraLogics, LLC, an Ashburn, Virginia-based provider of real-time full motion video processing, exploitation and dissemination (PED) for the Department of Defense, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video complements the existing tactical communications portfolio of our CGD Systems segment and expands our customer base. For the three months and nine months ended June 30, 2016, TeraLogics had sales of $4.2 million and $8.0 million, respectively. TeraLogics net loss after taxes was $0.2 million, and $1.4 million for three and nine months ended June 30, 2016, respectively, including the impact of charges related to the acquisition. During the three and nine months ended June 30, 2016, TeraLogics incurred charges of $1.0 million and $2.0 million, respectively, for the amortization of intangibles. In addition, during the quarter ended December 31, 2015 we incurred $0.9 million of transaction and acquisition expenses and a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition.

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

H4 Global

On November 4, 2015, we acquired all of the assets of H4 Global, a U.K.-based provider of simulation-based training solutions which complements our CGD Systems segment portfolio. For the three months ended June 30, 2016, the amounts of H4 Global’s sales and net income after taxes included in our Consolidated Statement of Income were $0.8 million and $0.1 million, respectively. For the nine months ended June 30, 2016, the amount of H4 Global’s sales and net income after taxes were $1.4 million and $0.1 million, respectively. During the quarter ended December 31, 2015, we incurred $0.1 million of transaction costs to acquire H4 Global.

The fair value of consideration is $1.9 million, which is comprised of cash paid of $0.9 million plus the fair value of contingent consideration of $1.0 million. Under the purchase agreement, we will pay the sellers up to $4.1 million of contingent consideration, based upon the value of contracts entered over the five-year period beginning on the acquisition date. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value will be recognized in earnings. There has been no significant change in the fair value of contingent consideration since the date of the acquisition.

The fair value of the net assets acquired and liabilities assumed was not material. Consequently, virtually the entire purchase price of $1.9 million was recorded as goodwill, which is comprised of expected synergies and assembled workforce. The amount recorded as goodwill is allocated to our CGD Systems segment and is not expected to be deductible for tax purposes.

DTECH

On December 16, 2014, we acquired all of the outstanding capital stock of DTECH LABs, Inc. (DTECH). Based in Sterling, VA, DTECH is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the three months ended June 30, 2016, the amounts of DTECH’s sales and net loss after taxes included in our Consolidated Statement of Income were $6.2 million and $0.4 million, respectively, compared to $10.8 million and $0.2 million, respectively for the three months ended June 30, 2015. For the nine months ended June 30, 2016, the amount of DTECH’s sales and net loss after tax were $15.4 million and $4.0 million, respectively, compared to $22.6 million and $2.0 million, respectively for the nine months ended June 30, 2015. The DTECH operating results for the quarter and nine months ended June 30, 2016 include charges of $0.4 million and $2.3 million, respectively, for the increase in the fair value of contingent consideration and $1.9 million and $6.1 million, respectively, for the amortization of intangibles. There was no significant change in the fair value of contingent consideration in the quarter or nine months ended June 30, 2015. The DTECH operating results for the quarter and nine months ended June 30, 2015 include charges of $2.2 million and $6.9 million, respectively, for the amortization of intangibles. For the nine months ended June 30, 2015, DTECH’s operations also included $0.8 million of transaction and acquisition related costs before related income taxes.

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

Approximately $4.7 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. At June 30, 2016, the fair value of the Holdback Consideration is estimated to approximate $4.4 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. At the acquisition date, the total fair value of the contingent consideration was estimated at $3.9 million using a real options approach. During the measurement period ended September 30, 2015, DTECH met both the revenue and gross profit targets. As a result, $5.0 million was paid to the seller in December 2015. The remaining contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. At June 30, 2016 the fair value of the contingent consideration was $4.7 million.

Through June 30, 2016, we have paid $96.3 million to the seller. At June 30, 2016, we have recorded a liability of $9.1 million as an estimate of the additional cash consideration that will be due to the seller in the future, including the Holdback Consideration and contingent consideration.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of DTECH for fiscal years 2016 through 2020 and thereafter is as follows (in millions):

Year Ended September 30,
2016	$8.0
2017	6.8
2018	5.5
2019	4.1
2020	2.8
Thereafter	1.5

Changes in goodwill for the nine months ended June 30, 2016 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Balances at September 30, 2015	$56.0	$87.5	$94.4	$237.9
Acquisitions	—	173.6	—	173.6
Foreign currency exchange rate changes	(5.4)	0.1	—	(5.3)
Balances at June 30, 2016	$50.6	$261.2	$94.4	$406.2

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if GATR, TeraLogics, H4 Global and DTECH had been included in our consolidated results since October 1, 2014 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,075.1	$1,061.7	$375.2	$367.0

Net income attributable to Cubic	$8.3	$2.5	$4.5	$8.8

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

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. There were no anti-dilutive securities for the three and nine months ended June 30, 2016 and 2015.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to Cubic	$9,228	$2,908	$4,498	$8,780

Weighted average shares - basic	26,971	26,868	26,977	26,883
Effect of dilutive securities	39	57	81	77
Weighted average shares - diluted	27,010	26,925	27,058	26,960

Net income per share attributable to Cubic, basic	$0.34	$0.11	$0.17	$0.33
Effect of dilutive securities	—	—	—	—
Net income per share attributable to Cubic, diluted	$0.34	$0.11	$0.17	$0.33

Anti-dilutive employee share-based awards	—	—	—	—

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2016	2015

Trade and other receivables	$12,286	$12,812
Long-term contracts:
Billed	139,932	127,462
Unbilled	245,763	255,639
Allowance for doubtful accounts	(179)	(179)
Total accounts receivable	397,802	395,734
Less estimated amounts not currently due	(21,755)	(36,809)
Current accounts receivable	$376,047	$358,925

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2016 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2015 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2016	2015

Finished products	$2,228	$644
Work in process and inventoried costs under long-term contracts	75,886	66,293
Materials and purchased parts	2,962	2,733
Customer advances	(16,273)	(5,970)
Net inventories	$64,803	$63,700

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

At June 30, 2016, work in process and inventoried costs under long-term contracts includes approximately $2.0 million in costs incurred outside the scope of work or in advance of a contract award compared to $1.9 million at September 30, 2015. We believe it is probable that we will recover the costs inventoried at June 30, 2016, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.2 million and $6.5 million for the quarter and nine-month periods ended June 30, 2016, respectively, and $2.3 million and $6.0 million for the quarter and nine-month periods ended June 30, 2015, respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Through March 31, 2016 we had capitalized cumulative software development costs related to these systems totaling $30.7 million, including $14.7 million that were capitalized during the first half of fiscal year 2016. At March 31, 2016, all such costs were classified as construction and internal-use software development in process as the related system components were not yet ready for their intended use.

On April 1, 2016 we began using certain components of the ERP system. We reclassified the costs of the ERP components that we began using, totaling $28.4 million, into completed software and we began amortizing these costs over the seven year estimated useful life of these software components.We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. During the quarter ended June 30, 2016 we capitalized costs totaling $4.3 million related to such ERP components.

In addition to software costs that were capitalized in fiscal 2016, during the quarter and nine-month periods ended June 30, 2016 we recognized expense related to the development of our ERP system of $5.1 million and $17.1 million, respectively, compared to $4.7 million and $6.6 million during the quarter and nine-month periods ended June 30, 2015, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Income.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.6 million and $9.9 million at June 30, 2016 and September 30, 2015, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of June 30, 2016 was $3.0 million, which included life insurance contracts with a carrying value of $2.7 million and marketable securities with a carrying value of $0.3 million. At September 30, 2015, the total carrying value of the assets set aside to fund deferred compensation liabilities was $2.9 million, which included life insurance contracts with a carrying value of $1.9 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income.

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

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using a long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the June 30, 2016 valuations was 18% for TeraLogics, 22% for DTECH and 18% for GATR. The volatility factor used in the September 30, 2015 valuation for DTECH was 20%. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of June 30, 2016, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2015	$7,507	$—	$—	$—	$—	$7,507
Initial measurement recognized at acquisition	—	1,602	2,000	3,100	—	6,702
Cash paid to seller	(5,000)	—	—	—	—	(5,000)
Total remeasurement recognized in earnings	809	—	—	—	—	809
Balance as of December 31, 2015	$3,316	$1,602	$2,000	$3,100	$—	$10,018
Initial measurement recognized at acquisition	—	—	—	—	2,500	2,500
Adjustment to the provisional acquisition date valuation	—	(616)	(100)	—	—	(716)
Total remeasurement recognized in earnings	1,084	(187)	100	(200)	100	897
Balance as of March 31, 2016	$4,400	$799	$2,000	$2,900	$2,600	$12,699
Total remeasurement recognized in earnings	300	(50)	100	100	600	1,050
Balance as of June 30, 2016	$4,700	$749	$2,100	$3,000	$3,200	$13,749

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58,882	$4,279	$—	$63,161
Marketable securities	—	13,331	—	13,331
Current derivative assets	—	14,570	—	14,570
Noncurrent derivative assets	—	728	—	728
Marketable securities in rabbi trust	257	—	—	257
Total assets measured at fair value	$59,139	$32,908	$—	$92,047
Liabilities
Current derivative liabilities	$—	$13,445	$—	$13,445
Noncurrent derivative liabilities	—	817	—	817
Contingent consideration to seller of GATR	—	—	3,200	3,200
Contingent consideration to seller of TeraLogics - contract extensions	—	—	2,100	2,100
Contingent consideration to seller of TeraLogics - revenue targets	—	—	3,000	3,000
Contingent consideration to seller of H4 Global	—	—	749	749
Contingent consideration to seller of DTECH	—	—	4,700	4,700
Total liabilities measured at fair value	$—	$14,262	$13,749	$28,011

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$68,194	$—	$—	$68,194
Marketable securities	—	30,533	—	30,533
Current derivative assets	—	11,543	—	11,543
Noncurrent derivative assets	—	13,909	—	13,909
Marketable securities in rabbi trust	992	—	—	992
Total assets measured at fair value	$69,186	$55,985	$—	$125,171
Liabilities
Current derivative liabilities	$—	$9,370	$—	$9,370
Noncurrent derivative liabilities	—	13,909	—	13,909
Contingent consideration to seller of DTECH	—	—	7,507	7,507
Total liabilities measured at fair value	$—	$23,279	$7,507	$30,786

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	June 30,	September 30,
	2016	2015
Fair value	$208.2	$125.8
Carrying value	$201.2	$126.7

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On

February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million of unsecured notes bearing interest at 3.93%. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions for all of the notes were revised in coordination with the revision and expansion of the Revolving Credit Agreement as discussed below in order to increase our leverage capacity.

At the beginning of fiscal 2015, we had a committed revolving credit agreement (Revolving Credit Agreement), expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million as a source of financing the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2016, there were borrowings totaling $230.0 million under this agreement and there were letters of credit outstanding totaling $21.9 million, which reduced the available line of credit to $148.1 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At June 30, 2016, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.78%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2016, there were letters of credit outstanding under this agreement of $61.1 million. Restricted cash at June 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.1 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of June 30, 2016 was $3.9 million and is classified as restricted cash in our Condensed Consolidated Balance Sheet.

As of June 30, 2016, we had letters of credit and bank guarantees outstanding totaling $78.8 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.7 million as of June 30, 2016, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.2 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At June 30, 2016, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2016, these agreements restrict such distributions to shareholders to a maximum of $32.8 million in fiscal year 2016.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.5 million and $8.8 million as of June 30, 2016 and September 30, 2015, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$457	$505	$147	$166
Interest cost	6,787	6,833	2,247	2,248
Expected return on plan assets	(10,028)	(10,363)	(3,253)	(3,483)
Amortization of actuarial loss	1,401	521	489	183
Administrative expenses	131	121	45	42
Net pension benefit	$(1,252)	$(2,383)	$(325)	$(844)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

On March 21, 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through June 30, 2016, the Compensation Committee has granted 736,788 RSU’s with time-based vesting and 785,256 RSU’s with performance-based vesting under this program.

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

Through June 30, 2016, Cubic has granted 1,522,044 restricted stock unit’s of which 349,588 have vested. The grant date fair value of each restricted stock unit is the fair market value of one share of our common stock at the grant date. At June 30, 2016, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 477,684.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2015	760,285	$47.24
Granted	468,031	43.71
Vested	(119,478)	46.83
Forfeited	(211,722)	44.86
Unvested at June 30, 2016	897,116	$46.01

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and nine-month periods ended June 30, 2016 and 2015 as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$856	$536	$312	$117
Selling, general and administrative	6,060	6,116	2,516	1,244
	$6,916	$6,652	$2,828	$1,361

As of June 30, 2016, there was $37.4 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $21.6 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2016. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

Our effective tax rate for the three months ended June 30, 2016 was 50% as compared to 68% for the year ended September 30, 2015. The effective tax rate for the three months ended June 30, 2016 was lower than the prior full year effective tax rate primarily as a result of the impact of recording a valuation allowance against U.S. deferred taxes during the prior fiscal year.

The amount of net unrecognized tax benefits was $9.2 million as of June 30, 2016 and $7.3 million as of September 30, 2015, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to the impact of timing differences with respect to tax accounting for long term contracts. At June 30, 2016, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $4.9 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $5.2 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2016, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2015 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

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

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering its recent history of U.S. losses, the Company recorded a valuation allowance during fiscal year 2015 on its net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. As of June 30, 2016, the Company maintained a valuation allowance against its U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through June 30, 2016, a total valuation allowance of $35.2 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2016 and September 30, 2015 (in thousands):

	Notional Principal
	June 30, 2016	September 30, 2015
Instruments designated as accounting hedges:
Foreign currency forwards	$171,629	$217,796

Instruments not designated as accounting hedges:
Foreign currency forwards	$125,372	$142,820

Included in the amounts not designated as accounting hedges above at June 30, 2016 and September 30, 2015 are foreign currency forwards with notional principal amounts of $102.6 million and $117.8 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2016 and September 30, 2015. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of June 30, 2016 or September 30, 2015.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2016	September 30, 2015
Asset derivatives:
Foreign currency forwards	Other current assets	$14,568	$11,321
Foreign currency forwards	Other noncurrent assets	728	13,909
		$15,296	$25,230
Liability derivatives:
Foreign currency forwards	Other current liabilities	$13,445	$9,370
Foreign currency forwards	Other noncurrent liabilities	393	13,909
Total		$13,838	$23,279

The tables below present gains and losses recognized in other comprehensive loss for the three and nine months ended June 30, 2016 and 2015 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Nine Months Ended
	June 30, 2016		June 30, 2015			June 30, 2016	June 30, 2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into		Gains (losses) recognized - Ineffective
	recognized in	earnings -	Gains (losses)	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$917	$1,336	$(382)	$1,180	Other income (expense), net	$(126)	$—

Three Months Ended
	June 30, 2016		June 30, 2015			June 30, 2016	June 30, 2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into		Gains (losses) recognized - Ineffective
	recognized in	earnings -	Gains (losses)	earnings -		Portion and amount excluded from
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion	Location of gain (loss)	effectiveness testing
Foreign currency forwards	$500	$453	$(534)	$(156)	Other income (expense), net	$(5)	$—

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and nine months ended June 30, 2016 and 2015. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.7 million, net of income taxes.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales:
Cubic Transportation Systems	$430.5	$411.5	$156.0	$133.3
Cubic Global Defense Systems	331.3	295.2	119.0	102.6
Cubic Global Defense Services	293.3	298.4	100.2	111.9
Total sales	$1,055.1	$1,005.1	$375.2	$347.8

Operating income (loss):
Cubic Transportation Systems	$43.9	$50.8	$20.5	$11.7
Cubic Global Defense Systems	(23.7)	2.8	0.9	3.2
Cubic Global Defense Services	9.3	4.2	4.8	3.1
Unallocated corporate expenses and other	(32.8)	(17.1)	(12.3)	(7.7)
Total operating income (loss)	$(3.3)	$40.7	$13.9	$10.3

Depreciation and amortization:
Cubic Transportation Systems	$5.4	$8.4	$1.2	$2.8
Cubic Global Defense Systems	19.7	13.3	8.7	3.9
Cubic Global Defense Services	4.8	6.2	1.8	1.9
Corporate and other	2.0	0.8	1.3	0.1
Total depreciation and amortization	$31.9	$28.7	$13.0	$8.7

Unallocated corporate expenses include expense related to the development of our ERP system for costs that did not meet the requirements for capitalization of $5.1 million and $17.1 million for the three and nine months ended June 30, 2016, respectively compared to $4.7 million and $6.6 million for the three and nine months ended June 30, 2015, respectively.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating income by $0.2 million and decreased operating income by $3.1 million for the three and nine months ended June 30, 2016, respectively, and had no impact on operating income for the three months ended June 30, 2015 and decreased operating income by $13.8 million for the nine months ended June 30, 2015. These adjustments increased net income by $0.1 million (no impact to diluted shares) and decreased net income by $1.8 million ($0.07 per share) for the three and nine months ended June 30, 2016, and increased net income by $0.3 million ($0.01 per share) for the three months ended June 30, 2015 and decreased net income by $10.7 million ($0.40 per share) for the nine months ended June 30, 2015, respectively.

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

Note 14 — Restructuring Costs

In 2015 and 2016 we conducted a number of restructuring initiatives. In February 2015, we incurred restructuring costs of $5.4 million in connection with the combination of our defense services and defense systems businesses into a single business called Cubic Global Defense to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the Company. In the third quarter of fiscal 2016 our CGD-Systems and CGD-Services segments incurred cumulative restructuring costs of $0.9 million in connection with the formalization of Cubic Mission Solutions (CMS), a business division within our CGD Systems segment that includes our C4ISR subsidiaries and product offerings. In addition, during the third quarter of fiscal 2016, our CTS business implemented a restructuring plan to reduce headcount by approximately 20 in order to rebalance our resources with work levels. CTS incurred resulting restructuring charges of $0.8 million in connection with this initiative. The total costs of each of these restructuring plans are not expected to be significantly greater than the charges incurred to date. Restructuring charges (reversals) incurred by business segment were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Restructuring costs (reversals):
Cubic Transportation Systems	$1.0	$0.5	$0.8	$0.1
Cubic Global Defense Systems	0.1	4.0	0.5	(0.2)
Cubic Global Defense Services	0.5	0.3	0.4	0.1
Unallocated corporate expenses and other	—	0.6	—	0.1
Total restructuring costs (reversals)	$1.6	$5.4	$1.7	$0.1

The following table presents a rollforward of our restructuring liability as of June 30, 2016, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

Employee Separation
Liability as of September 30, 2015	$1.9
Accrued costs	1.6
Cash payments	(1.6)
Liability as of June 30, 2016	$1.9

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2016

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

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), and Cubic Global Defense Services (CGD Services). All of our business segments share a common mission of providing situational awareness to create enhanced value for our customers worldwide. Our defense customers benefit from increased readiness and robust connectivity, while our transportation customers benefit from enhanced efficiency and reduced congestion. We organize our business segments based on the nature of the products and services offered.

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

CGD Systems is focused on two primary lines of business: Training Systems and Expeditionary Communications and Intelligence. CGD Systems is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. In the third quarter of fiscal 2016, our expeditionary communications and intelligence operations were more formally developed into a business division within the CGD Systems segment, Cubic Mission Solutions (CMS). CMS products are aimed at intelligence, surveillance, and reconnaissance markets. Our acquisition of DTECH LABs, Inc. in December 2014, added networking capability to CMS. Our acquisition of TeraLogics, Inc. in December 2015 added key end user applications to our intelligence business in CMS, and our acquisition of GATR Technologies, LLC in February 2016 expands CMS’s satellite communications and networking products and capabilities.

CGD Services is a leading provider of highly specialized military, security force and intelligence support services to the U.S. government and allied nations. Services provided include live, virtual and constructive training, real-world mission rehearsal exercises, professional military education, intelligence support, information technology, information assurance and related cyber support, development of military doctrine, consequence management, infrastructure protection and force protection, as well as support to field operations, and logistics.

Consolidated Overview

Sales for the quarter ended June 30, 2016 increased 8% to $375.2 million from $347.8 million in the third quarter of last year. Sales from CTS and CGD Systems increased by 17% and 16%, respectively, compared to the third quarter of last year while CGD Services decreased 10%. For the first nine months of the fiscal year, consolidated sales increased to $1.055 billion compared to $1.005 billion last year, an increase of 5%. CTS and CGD Systems sales increased 5% and 12%, respectively, compared to the first nine months of last year while CGD Services sales decreased 2%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a negative impact on sales of $9.2 million for the third quarter and $26.4 million for the nine-month period compared to the same periods last year. Sales generated by businesses we acquired during 2016 and 2015 totaled $20.5 million and $43.4 million for the three- and nine-month periods ended June 30, 2016 compared to $10.8 million and $22.6 million for the three- and nine-month periods ended June 30, 2015, respectively. See the segment discussions following for further analysis of segment sales.

Our consolidated operating income increased 35% to $13.9 million in the third quarter of fiscal 2016 compared to $10.3 million in the third quarter of last year. CTS operating income increased 75% compared to the third quarter of fiscal 2015, while CGD Services operating income increased 55%. CGD systems operating income decreased 72%, including the impact of recently acquired companies as is further discussed in the segment discussion below. Unallocated corporate and other costs for the third quarter of 2016 were $12.3 million compared to $7.7 million in 2015. The increase in unallocated corporate costs includes the increase in costs incurred in the third quarter of 2016 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $8.5 million compared to $6.0 million in the third quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.7 million for the third quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our consolidated operating loss for the nine-month period was $3.3 million compared to operating income of $40.7 million last year. The decrease in operating income was largely driven by the charges incurred related to business acquisitions. Businesses acquired in 2016 and 2015 by our CGD Systems segment generated an operating loss of $33.4 million for the nine months ended June 30, 2016, compared to an operating loss of $3.3 million for the first nine months of fiscal 2015. The loss incurred during the first nine months of fiscal 2016 includes an $18.5 million charge incurred for the GATR acquisition in the second quarter of fiscal 2016 described in the CGD Systems operating results section below. CTS operating income decreased 14% compared to the first nine months of last year, while the operating income for CGD Services more than doubled. Unallocated corporate and other costs for the nine-month period of 2016 were $32.8 million compared to $17.1 million in 2015. Unallocated corporate costs included $24.4 million of costs incurred in the first nine months of fiscal 2016 for strategic and IT system resource planning compared to $7.9 million in the first nine months of last year. Partially offsetting the increase in unallocated corporate costs for the first nine months of fiscal 2016 was a decrease in two specific legal and compensation charges. In the first nine months of fiscal 2015, primarily in the second quarter, we incurred $3.0 million of consulting and legal fees related to an investigation by the Audit Committee of the Board of Directors and a $1.7 million increase in stock-based compensation related to the acceleration of vesting of certain restricted stock units for the Company’s former Chief Executive Officer. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $2.9 million for the nine-month period compared to the same period last year.

Net income attributable to Cubic for the third quarter of fiscal 2016 was $4.5 million, or 17 cents per share, compared to $8.8 million, or 33 cents per share last year. Although operating income was higher in the third quarter of fiscal 2016 than the third quarter of fiscal 2015, net income attributable to Cubic declined due to the increase in interest expense, which was primarily caused by the increase in the average outstanding debt during the respective periods, and the increase in income tax expense between the comparable periods. In the third quarter of fiscal 2015, the effective tax rate for the quarter was lower than the full year fiscal 2015 effective tax rate primarily due to the disproportionate favorable impact of certain discrete tax events during the quarter, such as the expiration of the statute of limitations in a significant jurisdiction. A discrete tax expense of $1.5 million was recorded in the third quarter of fiscal 2016 related to timing differences with respect to tax accounting for long term contracts resulting in an increase in our U.S. valuation allowance. Further, we recognized an income tax benefit on our loss for the nine-month period ending June 30, 2016 because we expect to realize this benefit during the remainder of the year as a result of our projection of generating income in the full year. If we are unable to realize this benefit during the year because we do not generate sufficient taxable income, we may be required to record a valuation allowance on all or a portion of this benefit. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2016 will be approximately 27% prior to the impact of any existing or future need for a valuation allowance. The effective rate for fiscal 2016 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against U.S. and foreign deferred tax assets.

For the first nine months of the year, net income attributable to Cubic was $9.2 million, or 34 cents per share, compared to $2.9 million, or 11 cents per share last year. The increase in net income attributable to Cubic for the nine-month period was primarily due to the impact of income taxes. A discrete tax benefit of $22.2 million was recorded in the second quarter of fiscal 2016 related to a reduction in our U.S. valuation allowance following the acquisition of GATR in the second quarter which permitted the realization of a portion of our pre-existing deferred tax assets, partially offset by a discrete tax expense of $5.9 million related to non-deductible compensation expense paid to the sellers of GATR. Interest expense increased to $7.4 million for the first nine months of fiscal 2016 from $3.1 million for same period last year due to the increase in outstanding debt.

Our gross margin percentage on product sales increased to 36% in the third quarter of 2016 from 29% last year, and increased to 27% in the first nine months of 2016 from 26% last year. The increase in gross margin percentage for the third quarter and first nine months of fiscal 2016 are primarily due to an increase in the proportion of CTS product sales as a percentage of our consolidated product sales. CTS product sales generally have a higher margin than our other product sales. In addition, gross margins benefitted from a reduction in losses incurred on our transportation system contract in Vancouver between 2015 and 2016. In addition, certain defense systems products that are sold by companies that we acquired in fiscal 2016 have higher gross margins than our average product sales gross margin, which has resulted in an increase in our consolidated product sales gross margin percentage.

Our gross margin percentage on service sales increased to 20% in the third quarter of 2016 from 18% last year, and was  21% for the first nine months of both fiscal 2016 and fiscal 2015. The service gross margin percentage for the first nine months of fiscal 2016 benefitted from improved margins on our transportation service contracts in Chicago and Sydney as well as improved margins on our CGD Services contracts. However, these increases in gross margin percentage on service sales were offset by lower margins on our London transportation follow-on contract.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2016 to $68.6 million compared to $55.1 million in 2015. For the nine-month period, SG&A increased to $206.9 million compared to $155.6 million last year. As a percentage of sales, SG&A expenses were 18% for the third quarter and 20% for the nine-month period ended June 30, 2016, compared to 16% for the third quarter and 15%, for the nine month period ended June 30, 2015. These increases were primarily related to expenses incurred in connection with business acquisitions, including the $18.5 million of expense noted above that was recognized in the second quarter of fiscal 2016 in connection with the GATR acquisition, as well as the growth in unallocated corporate expenses described above. Unallocated corporate costs included $8.5 million and $24.4 million of costs incurred in the three and nine months ended June 30, 2016, respectively, for strategic and IT system resource planning compared to $6.0 million and $7.9 million in the same respective periods last year.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, increased to $8.5 million for the third quarter compared to $5.9 million last year, and increased to $18.1 million for the nine-month period this year compared to $12.8 million last year. For the quarter, R&D expenditures increased for both defense systems and transportation. One reason for the increase in R&D costs for the nine months period is that in the second quarter of 2015 we received a settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in the second quarter of fiscal 2015.

Amortization of purchased intangibles for the third quarter of 2016 increased to $9.7 million from $6.6 million in 2015 due to the increase in intangible assets from businesses acquired in fiscal 2016. Amortization of purchased intangibles for the first nine months of 2016 increased to $24.6 million from $21.0 million in 2015.

Cubic Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Transportation Systems Segment Sales	$430.5	$411.5	$156.0	$133.3

Transportation Systems Segment Operating Income	$43.9	$50.8	$20.5	$11.7

CTS sales increased 17% in the third quarter to $156.0 million compared to $133.3 million last year, and increased 5% for the nine-month period to $430.5 million from $411.5 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $8.5 million for the third quarter and $21.9 million for the nine-month period compared to the same period last year. This currency impact was primarily caused by the weakening of the British Pound against the U. S. dollar. For the third quarter and first nine months of fiscal year 2016, CTS had higher sales in North America but lower sales in the U.K. Sales in Australia were higher for the third fiscal quarter, but slightly lower for the first nine months of the fiscal year compared to last year. The lower sales in the U.K. are as a result of the transition to our follow-on contract in London this fiscal year.

CTS operating income increased 75% in the third quarter to $20.5 million compared to $11.7 million last year, and decreased 14% for the nine-month period to $43.9 million from $50.8 million last year. In the third quarter of fiscal 2016 we finalized negotiations regarding scope and pricing with a customer in Australia for system development work that the customer directed us to begin in the second quarter of fiscal 2015. We had inventoried costs and deferred revenue on this development work until such negotiations were complete. As a result of the finalization of the scoping and pricing, we realized increased sales and operating profits in the third quarter of fiscal 2016. Quarterly operating income also increased due to improved profitability on system service contracts in Sydney, Chicago, and Vancouver. The increase in operating profits in the third quarter was partially offset by the follow-on fare collection contract in London that has lower margins than the legacy contract.

For the nine month period ended June 30, 2016, the decrease in operating income was primarily related to lower profits on the transition to our follow-on fare collection contract in London, particularly because it no longer includes the award of usage bonuses once a year, in the second fiscal quarter, as well as transition costs incurred on this contract in the first quarter of fiscal 2016. The decrease in operating income for the first nine months of fiscal 2016 was partially offset by improved profitability on service contracts in Sydney, Chicago, and Vancouver, as well as the impact of the finalization of the system development contract negotiations in Australia described above.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.7 million for the third quarter and $2.8 million for the nine-month period ended June 30, 2016 compared to the same periods last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Cubic Global Defense Systems Segment Sales	$331.3	$295.2	$119.0	$102.6

Cubic Global Defense Systems Segment Operating Income (Loss)	$(23.7)	$2.8	$0.9	$3.2

CGD Systems sales increased 16% in the third quarter of fiscal 2016 to $119.0 million compared to $102.6 million last year, and increased 12% for the nine month period of fiscal 2016 to $331.3 million from $295.2 million last year. Sales were higher from ground combat training system and simulator sales, partially offset by lower sales from modular networking and baseband communications equipment. Sales of air combat training systems were higher for the third quarter of 2016 compared to the third quarter last year, but were slightly lower for the first nine months of 2016 compared to the corresponding period last year. Sales generated by businesses acquired by CGD Systems during 2016 and 2015 totaled $20.5 million and $43.4 million for the three- and nine-month periods ended June 30, 2016, respectively, compared to $10.8 million and $22.6 million for the three- and nine-month periods ended June 30, 2015, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $0.7 million for the third quarter of 2016 and $4.5 million for the nine-month period ended June 30, 2016 compared to the corresponding periods last year.

CGD Systems operating income was $0.9 million in the third quarter of fiscal 2016 compared to operating income of $3.2 million in the third quarter last year, and had an operating loss of $23.7 million for the nine month period of 2016 compared to operating income of $2.8 million for the nine month period last year. The changes in the operating results in these comparative periods between fiscal 2015 and fiscal 2016 were primarily caused by charges incurred in connection with the accounting for business acquisitions in the first half of fiscal 2016. Including these impacts of business acquisition accounting, the businesses we acquired in 2016 and 2015 had an operating loss of $4.7 million for the third quarter of fiscal 2016 compared to an operating loss of $0.3 million in the third quarter of fiscal 2015 and they incurred an operating loss of $33.4 million in the nine month period of fiscal 2016 compared to an operating loss of $3.3 million in the nine month period of fiscal 2015. Included in these operating losses are CGD Systems business acquisition transaction costs of $2.5 million and $27.0 million for the third quarter and nine month period of fiscal 2016, respectively, consisting of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and, most significantly for the nine month period, expenses recognized in connection with our acquisition of GATR in the second quarter of fiscal 2016. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during the quarter ended March 31, 2016 related to this matter upon completing this acquisition.

For the third quarter and first nine months of fiscal 2016, operating income was higher than in the same periods in 2015 on increased simulator sales, but was lower on decreased sales of networking and baseband communications equipment. In addition, cost growth on a ground combat training system we are delivering in the Far East, and reduced sales of higher margin air combat training systems to the Far East reduced operating income from ground combat training systems and air combat training systems in the second quarter of 2016 which reduced operating income in the first nine months of fiscal 2016 compared to the first nine months of 2015. Operating income increased on higher sales of air combat training systems in the third quarter of 2016 compared to the third quarter last year, but was slightly lower for the first nine months of 2016 compared to the corresponding period last year.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD Systems operating income.

Cubic Global Defense Services Segment (CGD Services)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Cubic Global Defense Services Segment Sales	$293.3	$298.4	$100.2	$111.9

Cubic Global Defense Services Segment Operating Income	$9.3	$4.2	$4.8	$3.1

CGD Services sales decreased 10% in the third quarter to $100.2 million compared to $111.9 million last year, and decreased 2% for the nine-month period to $293.3 million from $298.4 million last year. Sales for the third quarter of fiscal 2016 were lower primarily because of decreased activity at the JRTC and on other U.S. Army contracts as well as lower activity supporting Special Operations Forces training.

Sales for the first nine months of fiscal 2016 were lower primarily because of decreased activity on U.S. Army support contracts other than at JRTC, where activity and revenue was slightly higher than in the first nine months of fiscal 2015. In addition, sales decreased for the nine months due to lower activity supporting Special Operations Forces training.

CGD Services operating income increased 55% in the third quarter to $4.8 million compared to $3.1 million last year, and increased 121% for the nine-month period to $9.3 million from $4.2 million last year. The largest individual contributor to the increase in CGD Services operating margins for third quarter and first nine months of 2016 related to decreases in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods. In the third quarter and first nine months of fiscal 2016 operating margins also increased on a number of fixed price contracts due to the impacts of cost efficiency efforts. For the first nine months of fiscal 2016, the increase in operating income was partially offset by an operating loss realized in the first quarter of fiscal 2016 on a Marine Corps training contract that was bid in an extremely competitive environment.

Backlog

	June 30,	September 30,
	2016	2015
	(in millions)
Total backlog
Transportation Systems	$1,688.7	$1,894.3
Cubic Global Defense Systems	542.5	595.7
Cubic Global Defense Services	440.4	485.6
Total	$2,671.6	$2,975.6

Funded backlog
Transportation Systems	$1,688.7	$1,894.3
Cubic Global Defense Systems	541.0	595.7
Cubic Global Defense Services	142.6	149.9
Total	$2,372.3	$2,639.9

Total backlog decreased by $304.0 million from September 30, 2015 to June 30, 2016 as sales outpaced new business orders for all three business segments in the first nine months of fiscal 2016. The TeraLogics and GATR businesses acquired by our CGD Systems segment in the first half of fiscal 2016, had $17.2 million of funded backlog and $49.0 million of total backlog on their respective dates acquired. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $71.8 million compared to September 30, 2015.

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

Liquidity and Capital Resources

Operating activities provided cash of $5.4 million for the nine-month period ended June 30, 2016. For the nine months ended June 30, 2016, CGD Systems used cash, while the operating activities of CTS and CGD Services had positive cash flows. The use of cash in CGD Systems resulted primarily from $18.5 million in compensation expense incurred in connection with the GATR acquisition, as described above.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $36.1 million in the first nine months of fiscal 2016. Of this amount, $17.1 million was recognized as expense and is reflected in cash flows used in operations, while $19.0 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the nine-month period also included $243.5 million of cash paid related to the acquisition of businesses in our CGD Systems segment, and $15.1 million net proceeds from sales or maturities of marketable securities.

Financing activities for the nine-month period consisted primarily of the net receipt of proceeds of $170.0 million from short-term borrowings and $74.6 million from long-term borrowings that, in addition to existing cash resources, was used to finance operations and the business acquisitions discussed above. We also used $1.7 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.6 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $45.0 million to our cash balance as of June 30, 2016 compared to September 30, 2015.

At the beginning of fiscal 2015 we had a committed revolving credit agreement (Revolving Credit Agreement), with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, Cubic and the group of financial institutions increased the revolving line of credit available under the Revolving Credit Agreement to $400.0 million and we borrowed $150.0 million as a source of financing the purchase of GATR. The Revolving Credit Agreement bears a variable rate of interest and terminates on May 8, 2017. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2016, there were borrowings totaling $230.0 million under this agreement and there were letters of credit outstanding totaling $21.9 million, which reduced the available line of credit to $148.1 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At June 30, 2016 the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.78%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At June 30, 2016 there were letters of credit outstanding under this agreement of $61.1 million. Restricted cash at June 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.1 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank that grants a first-ranking fixed charge over the account balance in favor of a customer in the United Kingdom. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract. The balance in the account as of June 30, 2016 was $3.9 million.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On

February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million of unsecured notes bearing interest at 3.93%. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions for all of the notes were revised in coordination with the revision and expansion of the Revolving Credit Agreement as discussed below in order to increase our leverage capacity.

As of June 30, 2016, virtually all of the $260.1 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, with the exception of current and a portion of prior year earnings for New Zealand and Australia, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $265.0 million and a current ratio of 1.5 to 1 at June 30, 2016. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future. We anticipate entering into a new line of credit agreement by the end of fiscal 2016 that has a later termination date than our current agreement.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2016 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2015.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, our corporate operations, including corporate payroll, corporate general ledger, corporate procurements and payments, and corporate cash receipts functions transitioned to a new enterprise resource planning (ERP) system and, accordingly, modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system. The transition of our remaining operations to our new ERP system will be significantly broader than those operations transitioned to date and will occur in phases in fiscal 2016 and 2017. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the third quarter of fiscal 2016 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June, 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*†	Separation Agreement, dated June 13, 2016, by and between Cubic Corporation and William J. Toti.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 3, 2016	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 3, 2016	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)