Form 10-K
period 2016-09-30
CUBIC CORP /DE/
filed 2016-11-22
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of 24,881,839 shares of common stock held by non-affiliates of the registrant was: $994,278,286 as of March 31, 2016, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 4, 2016 including shares held by affiliates is: 27,085,927 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2016.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2016

PART I

Item 1.  BUSINESS.

GENERAL

CUBIC CORPORATION (Cubic) designs, integrates and operates systems, products and services that increase situational awareness for our customers in the transportation and defense industries. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading customer positions and allows us to deepen and further expand each of our business segments in key markets. We operate in three reportable business segments across the global transportation and defense markets.

Our Cubic Transportation Systems (CTS) business accounted for approximately 40% of our sales in fiscal year 2016. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

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

Our complementary defense businesses, CGD Services and CGD Systems, provided approximately 60% of our sales in fiscal year 2016. CGD Services provides comprehensive training and exercise, operations analysis, and modeling and simulation support, as well as training analysis, curriculum design, and operations and maintenance services to all four branches of the U.S. military, including the special operations forces, as well as to allied nations. In addition, CGD Services offers a broad range of highly specialized national security solutions to the intelligence community. CGD Systems is a leading provider of realistic, high-fidelity air, ground and surface combat training systems for the U.S. and allied nations. These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness. CGD Systems is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, personnel locator systems for search and rescue missions, high power amplifiers for HF communications and cross domain products. In 2015 and 2016, we acquired DTECH LABs, Inc. (DTECH), GATR Technologies Inc. (GATR), and TeraLogics, LCC (TeraLogics) in connection with our strategic efforts to build and expand our command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) business. In the third quarter of fiscal 2016 we formalized the structure of Cubic Mission Solutions (CMS), our business unit which combines and integrates our C4ISR and secure communications operations within the CGD Systems segment.

We have a broad customer base across our businesses, with approximately 60% of our fiscal year 2016 sales generated from U.S. federal, state and local governments. Approximately 5% of these domestic sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2016 sales were attributable to sales to foreign government and municipal agencies. In fiscal year 2016, 55% of our total sales were derived from services, with product sales accounting for the remaining 45%. Headquartered in San

Diego, California, we had approximately 8,500 employees working on 5 continents and in 26 countries as of September 30, 2016.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2016. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K.

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

CTS is comprised of approximately 2,400 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators, we have installed over 130,000 devices and deployed over 20 regional central systems which in total process approximately 24 billion revenue-related transactions per year, generating more than $18 billion of revenue per year for such transportation authorities and operators. Products accounted for 48% of the segment’s fiscal year 2016 sales, with services accounting for the remaining 52%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate, automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the New York region (Metrocard), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In the first quarter of fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection.

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

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing our NextCity initiative, which envisions integrated payment and information technology and services across all modes of transport. NextCity comprises a fully integrated solution offering innovative fare payment and revenue management technologies, the creation and distribution of real-time and predictive information through the integration of payment and information systems, applications that enable agencies and operators to plan for and manage demand and applications that allow customers to manage their travel through seamless access to predictive and relevant information and convenient payment methods.

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

The transportation systems and services business breaks into niche market segments, each of which is only capable of sustaining a relatively few number of suppliers. Due to the long life expectancy of these systems and the few companies with the capabilities to supply them, there is fierce competition to win new contracts, often resulting in low initial contract profitability.

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

Our NextBus business uses a software-as-a-service solution. NextBus’ technologies provide transit passengers with accurate, real-time predicted arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems.

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

Backlog — CTS

Funded sales backlog of CTS at September 30, 2016 and 2015 amounted to $1.793 billion and $1.894 billion, respectively. We expect that approximately $522 million of the September 30, 2016 backlog will be converted into sales by September 30, 2017.

CTS Competitive Environment:

We are one of several companies specializing in the transportation systems and services market. Our competitors in various market segments include Thales, Xerox, Kapsch, Accenture, IBM, Indra, Init, Siemens, Transcore, Trapeze, Parkeon and Scheidt & Bachmann.

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

CUBIC GLOBAL DEFENSE SYSTEMS SEGMENT

CGD Systems is focused on two primary lines of business: training systems and secure communications (SC) products. The first line of business, training systems, is well diversified and supplies to the Department of Defense (DoD) and 34 allied nations. It is a market leader in live and virtual military training systems and has launched an emerging and fast growing presence in game-based training systems. Training systems provided by CGD Systems include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments. The second line of business, SC, includes ISR data links, satellite ground terminals, modular networking and broadband communications equipment, power amplifiers, avionics systems, and cross domain products to solve data access challenges across multi-level security designations. CGD Systems is comprised of approximately 2,000 employees working in 20 nations on 4 continents.

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

Air Combat Training Systems

In air combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War, which provides advanced live training to fighter pilots of the U.S. military and allies  around the world. The ACMI product line has progressed through five generations of technologies and capabilities. The latest generation, the P5 ACMI, provides advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps, and has solidified Cubic’s market leading position. We have been awarded a series of contracts to produce and enhance ACMI for the F-35 Joint Strike Fighter. In May 2016, Cubic and its industry partners were selected by the U.S. Air Force Research Laboratory for Warfighter Readiness and Training Research to develop technologies for next-generation readiness capabilities. We have also developed a broad international base for our ACMI product, particularly in Asia Pacific and the Middle East. In addition to procuring the ACMI training system, many nations also rely on Cubic for on-site operations and maintenance support.

Ground Combat Training Systems

CGD Systems is a leading provider of realistic, easy-to-use, high-fidelity, reliable, and cost effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana, and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the U.S. and allied nations around the world. Our ground combat training systems operate at over 25 combat training centers (CTCs) worldwide. Our laser-based tactical engagement simulation systems, widely known as the Multiple Integrated Laser Engagement Systems (MILES), are used at CTCs to enable realistic training without live ammunition. Cubic MILES are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains. In fiscal year 2013 we acquired the assets of Advanced Interactive Systems (AIS), which provides live fire training solutions to U.S. and international forces, further deepening our training capabilities and expanding our customer base.

Game-Based Learning Systems

The $298.5 million Littoral Combat Ship (LCS) courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CGD Systems. A key discriminator in the LCS proposal was the use of a high-fidelity gaming engine that allows avatars to instruct students at their own pace in an immersive environment based on realistic graphics. By integrating instructional material into a gaming environment, we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach. At present, we are investing in the appropriate tool sets and staffing resources to meet the Navy and commercial airline requirements. Near-term opportunities include other

Navy and other DoD customers and commercial airlines, while longer-term applications under consideration exist in commercial markets such as education, health care, and retail.

Secure Communications

Our secure communications products business supplies secure data links, networking and baseband communications equipment, search and rescue avionics, high power RF amplifiers, cyber security appliances for the U.S. military, government agencies, and allied nations. In 2015 and 2016 we acquired DTECH, GATR, and TeraLogics in connection with our strategic efforts to build and expand our C4ISR business. These new businesses provide deployable satellite communication terminal solutions, full motion video processing and dissemination, and networking and baseband communications equipment. In the third quarter of fiscal 2016 we combined and integrated our C4ISR and other secure communications operations into a new business unit, CMS, which is part of our Cubic Global Defense Systems segment.

GATR

On February 3, 2016, we acquired GATR, a manufacturer of next-generation deployable satellite communication terminal solutions, based in Huntsville, Alabama. GATR expands our satellite communications and networking applications technologies and expands our customer base.

TeraLogics

On December 21, 2015 we acquired TeraLogics, a business based in Ashburn, Virginia, which is a leading provider of real-time full motion video processing, exploitation and dissemination for the DoD, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video is complementary to Cubic’s existing tactical communications portfolio.

DTECH

On December 16, 2014 we acquired DTECH, which is based in Sterling, Virginia, and is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

Data Links

Our data links portfolio originated with the U.S. Army/Air Force Joint STARS system during the 1980s, and we continue to supply ISR data links to U.S. and international forces today. More recently we have focused on the supply of Common Data Link (CDL) products for ship borne applications, unmanned aerial vehicles (UAV), remote video terminals and hand-held products. Smaller, tactical versions of our Common Data Link have been selected for both UAV and remote video terminal applications such as the U.K.’s Watchkeeper, the U.S. Navy’s Fire Scout MQ-8 UAV and common data link programs and the U.S. Marine Corp’s (USMC) Small Unmanned Aerial System and Networking-on-the-move system programs.

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

Cyber Cross-Domain

In June 2010, Cubic acquired Safe Harbor Holdings, a cyber security and information assurance company. This acquisition expanded our service offerings into areas including specialized security and networking infrastructure, system certification and accreditation, and enterprise-level network architecture and engineering services. We also provide cross-domain hardware solutions to address multi-level security challenges across common networks.

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

Backlog — CGD Systems

Funded and total backlog of CGD Systems at September 30, 2016 was $577 million compared to $596 million at September 30, 2015. We expect that approximately $251 million of the September 30, 2016 backlog will be converted into sales by September 30, 2017.

CUBIC GLOBAL DEFENSE SERVICES SEGMENT

CGD Services is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. These services complement the systems and solutions provided by the CGD Systems segment. CGD Services is comprised of approximately 3,700 employees working in 13 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

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

We provide comprehensive support to help plan, manage and execute Defense Threat Reduction Agency’s (DTRA) worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products. Additionally we support DTRA with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological, nuclear and high explosive (CBRNE) weapons. We also support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments.

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

Backlog — CGD Services

Funded sales backlog of our CGD Services segment at September 30, 2016 was $139 million compared to $150 million at September 30, 2015. Total backlog, including unfunded options under multiyear service contracts, was $570 million at September 30, 2016 compared to $486 million at September 30, 2015. We expect that approximately $183 million of the September 30, 2016 total backlog will be converted into sales by September 30, 2017.

CGD Competitive Environment

Cubic’s broad defense business portfolio means we compete with numerous companies, large and small, across the globe. Well known competitors include Lockheed Martin, Northrop Grumman, General Dynamics, Boeing, L3 Communications, Saab Training Systems, SAIC, Leidos, Booz Allen Hamilton, and Engility as well as other smaller companies. In many cases, we have also teamed with several of these companies, in both prime and subcontractor roles, on specific bid opportunities. While we are generally smaller than our principal competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and rapidly focus technology and innovation to solve customer problems.

In the defense market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary decisions and constraints have put downward pressure on growth in the defense industry and has affected our business. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

We are also well positioned in large, relatively stable markets. According to the 2016 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market is $13.3 billion in 2016. The value of the market is expected to increase at a compound annual growth rate of 2.9% over the forecast period, to reach a value of $17.7 billion by 2026. In the U.S., we believe that there are near term pressures on training budgets for systems and services due to cost pressures resulting from sequestration. However, we believe that changes in training doctrine and the use of new types of training that are cost effective will be essential for the military to fulfill its mission. Globally, we are focused on the emerging economies within the Asia Pacific region and the Middle East, which are expected to be strong markets for simulation and training products and services with projected growth rates in excess of the overall market. In addition, new platforms and the significant increase in unmanned vehicles and other advanced weapon systems could generate significant demand for operator training on these new platforms.

Our secure communications products address the large and broadly defined C4ISR market, with an estimated addressable market of approximately $2 billion annually. We believe that our products and technologies address mission critical requirements such as: integrated communications suites for unmanned aerial vehicles (UAV), ships and the dismounted soldier, battlefield awareness, and secure and encrypted communications. We believe that these technologies will continue to experience strong demand as the U.S. military maintains a smaller, more agile force structure.

BUSINESS STRATEGY

Cubic’s strategy remains guided by our objectives of winning the customer to create market-leading positions, delivering superior operational performance, and investing our capital and talent to enhance our market-leading businesses. All of this is supported by our One Cubic initiative: sharing resources across the company to achieve superior talent management, absolute customer focus, innovation, collaboration, cost-effective enterprise systems and impeccable ethics.

In transportation, we have developed our NextCity vision for the future of transportation. We are repositioning ourselves from being a leading provider of mass transit fare collection systems to be a leading provider of integrated payment and information systems across all modes of transportation. We will continue to grow our portfolio beyond fare collection to include industries such as tolling, analytics, parking and traffic management.

In defense, we have developed our vision for NextTraining — a capability that will allow us to better prepare our customers for their NextMission by ensuring we apply the most effective training methodologies based on state-of-the-art learning methods and neurological science in a cost-effective manner. In 2015 and 2016 we acquired DTECH, GATR, and TeraLogics in connection with our strategic efforts to build and expand our C4ISR business and we formalized the structure of our CMS business unit which combines and integrates our C4ISR and secure communications operations within the CGD Systems segment.

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

Strategic Reinvestment of Capital

We target markets that have the potential for above-average growth where domain expertise, innovation, technical competency and contracting dynamics can help to create meaningful barriers to entry. We will strategically reinvest our cash in key program captures, internal research and development (R&D), and acquisitions to target new priority markets, ensure market leader positions and improve shareholder equity.

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

The cost of company sponsored R&D activities was $32.0 million, $18.0 million, and $18.0 million in 2016, 2015 and 2014, respectively. In 2016 CTS accelerated R&D investment in new transportation product development, including fare collection technologies, cloud services and development of tolling and analytic technologies. CGD Systems R&D expenditures increased in 2016, including the R&D expenses incurred by our recently acquired GATR, TeraLogics, and DTECH businesses. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. The amount of contract-required engineering and product development activity was approximately $86.3 million in 2016 compared to $77.2 million in 2015 and $73.0 million in 2014; however, these costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2016, we spent 8% of our sales on the total of internally funded and contract funded R&D, primarily focused in our CGD Systems and CTS segments.

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

For example, in fiscal 2015 and 2016 we acquired DTECH, GATR, and TeraLogics in connection with our strategic efforts to build and expand our C4ISR business.

Enhance Services Business

We view services as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 55% of our sales in fiscal year 2016, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

At CTS, we deliver a number of customer services from key service facilities for multiple transportation authorities worldwide. Due to the technical complexities of operating electronic fare collection and payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we are transitioning from an AFC supplier to an intelligent transportation systems integrator and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide. Today, CTS delivers a wide range of services from customer support to financial management and technical support at operation centers across the United States, Canada, United Kingdom and Australia.

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

For CGD Systems, increased services and operations and maintenance opportunities can reduce the volatility and timing uncertainties associated with large equipment contracts and add depth to the revenue base. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, we believe the international market offers greater opportunities to bundle and negotiate multi-year, turnkey contracts. We believe these long-term contracts reinforce CGD Systems competitive posture and enable us to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 65% of the CTS segment’s fiscal year 2016 sales were attributable to international customers. In August 2016 the Land Transport Authority in Singapore selected CTS to be the provider of the fare collection system for the in-construction Thomson-East Coast Line.

CGD Systems has delivered systems in more than 34 allied nations. In fiscal year 2016, approximately 45% of CGD Systems sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. We have expanded our presence in the United Kingdom, Canada, and the United Arab Emirates in response to growing opportunities. These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

In fiscal year 2016, approximately 9% of CGD Services sales were performed internationally, including its long-term force modernization programs supporting multiple Central and Eastern European countries. CGD Services is now coordinating with CTS and CGD Systems to use their broader international presence to help identify additional global service opportunities. We are actively working to leverage CGD Services significant domestic special operations forces (SOF) and related security capabilities and experience to develop new international customers. The international SOF/Security markets, particularly in the area of training support, offer strong potential for near-term and sustained growth for the foreseeable future.

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

We employed approximately 8,500 persons at September 30, 2016.

Our domestic products and services are sold almost entirely by our employees. Overseas sales are made either directly or through representatives or agents.

Item 1A. RISK FACTORS.

Risks relating to our business

Within the last five years we have restated our consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price.

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

The fact that we have completed two restatements in the last five years may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management’s assessment of our internal control over financial reporting as of September 30, 2013, identified material weaknesses in our internal control over financial reporting related to accounting for revenue of one of our significant wholly owned subsidiaries. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In fiscal 2014, we developed and implemented new control procedures over financial reporting related to accounting for revenue for this significant wholly owned subsidiary, and we concluded that we had remediated this material weakness as of September 30, 2014. However, we cannot assure you that our internal control over financial reporting will prevent additional material weaknesses or other deficiencies in the future. For example, as a result of an investigation by our Audit Committee in the first half of fiscal 2015, we identified certain deficiencies in our controls and procedures in connection with programs that are accounted for under the percentage of completion method. Our Audit Committee and management determined that as of September 30, 2014, the total estimated costs of certain of our CGD Systems segment contracts were inappropriately reduced during its accounting close for the year ended September 30, 2014. The inappropriate reduction of the estimated costs to complete these contracts resulted in the overstatement of CGD Systems sales and operating income by approximately $750,000 for the fourth quarter and full year of fiscal 2014. In addition, during the accounting close for our March 31, 2015 financial statements, we identified certain errors, unrelated to the matters described above, in our September 30, 2014 financial statements. These errors included an overstatement of revenue recognition on one contract and the understatement of cost of sales on a small number of contracts. The cumulative impact of these errors resulted in an overstatement of our operating income for the year ended September 30, 2014 of $1.6 million. Although the deficiencies and errors identified in fiscal 2015 did not, individually or in aggregate, constitute a material weakness, we will need to continue to monitor and evaluate our procedures for internal control over financial reporting to ensure that they are designed properly and operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations and if internal controls are not designed and operated effectively our internal control over financial reporting could be ineffective.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning software and other software applications to manage our operations. The cost of the software and integration is expected to exceed $80.0 million, and the software applications are expected to continue to be implemented in phases over the next 1.5 years. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected.

In addition, the new ERP software and other applications that we are implementing are new to our organization. We do not have experience with implementing and maintaining controls over these new systems. If we are unable to design controls within or around these systems that are effective at preventing and detecting unreliable data, or if we are unable to design or operate controls within or around these systems to provide effective control around program changes and access to the systems, we may be at risk for future material weaknesses. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2016. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

A deadlock in the U.S. Congress over budgets and spending could cause another partial shutdown of the U.S. government or sequestration, which could result in a termination or suspension of some or all of our contracts with the U.S. government.

If Congress does not agree on a budget or continuing resolution, it may result in a partial shutdown of the U.S. government or sequestration and cause the termination or suspension of our contracts with the U.S. government or automatic cuts to the U.S. defense budget, which could impact some or all of our contracts. Under such circumstances, we could be required to furlough affected employees for an indefinite time, terminate or suspend subcontracts, or incur contract wind-down costs. It is uncertain if we would be compensated or reimbursed for any loss of revenue during such periods. If we were not compensated or reimbursed, it could result in significant adverse effects on our revenues, operating costs and cash flows.

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

We have made assumptions concerning behavior by public transit authorities which may not hold true over time.

In our transportation business we have made certain assumptions that support the growth of the business. For example, we have assumed that governments will continue to charge passengers for using public transit. We have also assumed that transit agencies will continue to outsource operations and services. Should these assumptions not hold true, our transportation business could experience a material loss of business.

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

No goodwill impairment has been recognized subsequent to the fourth quarter of fiscal 2013. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union (EU) may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, could depress economic activity, restrict our access to capital or adversely affect our contracts or relationships with customers in the United Kingdom or elsewhere in the European economic area, including, for example, our contracts with Transport for London, which accounted for $156.3 million, $183.2 million and $213.2 million of our sales in 2016, 2015 and 2014, respectively. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to receive the necessary licenses required for us to sell our export-controlled products and services overseas. In addition, the loss of our registration as either an exporter or a broker under the International Traffic in Arms Regulations (ITAR) or the Export Administration Regulations (EAR), would adversely affect our business, results of operations and financial condition.

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

Approximately 82% of our revenues in fiscal year 2016 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2016, our total backlog was approximately $2.9 billion. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial condition.

Our business must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs. Any changes in applicable laws could adversely affect our business and financial condition. Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting. The more significant regulations include:

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

At the beginning of fiscal 2015, we had a committed five-year revolving credit agreement, expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, we and the group of financial institutions increased the revolving line of credit available under the agreement to $400.0 million and we borrowed $150.0 million as a source of financing for the purchase of GATR. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. On August 11, 2016, we executed the Third Amended and Restated Credit Agreement, which amended and restated the prior revolving credit agreement to extend the maturity to August 11, 2021, add a new financial institution to the group of creditors and amend certain terms and covenants.  Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At September 30, 2016, the weighted average interest rate on outstanding borrowings under the agreement was 2.5%. The available line of credit is reduced by any letters of credit issued under the agreement. As of September 30, 2016, there were borrowings totaling $240.0 million under this agreement and there were letters of credit outstanding totaling $20.7 million, which reduce the available line of credit to $139.3 million.

We also have a secured letter of credit facility agreement with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. As of September 30, 2016, there were letters of credit outstanding under this agreement of $62.7 million. In support of this facility, we placed $69.4 million of our cash on deposit in the U.K. as collateral in a restricted account with the bank providing the facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.1 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the facility do not reduce the available line of credit available under the revolving credit agreement described above.

On March 12, 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million in aggregate principal amount of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million in aggregate principal amount of senior unsecured notes, bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million in aggregate principal amount of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement discussed above in order to increase our leverage capacity. The terms of the notes payable include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2016, this agreement does not restrict such distributions to shareholders. As of September 30, 2016, these agreements restrict such distributions to shareholders to a maximum of $48.7 million per fiscal year.

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

Part of our strategy involves the acquisition of other companies. For example, in February 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our CGD Systems segment and expands our customer base.

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

We are subject to various investigations, claims and litigation that could ultimately be resolved against us.

The size, nature and complexity of our business make us susceptible to investigations, claims, and litigation, particularly those involving governments. We are and may become subject to investigations, claims and administrative, civil or criminal litigation globally and across a broad array of matters, including, but not limited to, government contracts, false claims, products liability, fraud, environmental, intellectual property, tax, export/import, anti-corruption, labor, health and safety, employee benefits and plans, including plan administration, and improper payments. These matters could divert financial and management resources; result in fines, penalties, compensatory, treble or other damages or non-monetary relief; and otherwise disrupt our business. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for a company or one or more of its components. Suspension or debarment could have a material adverse effect on our company because of our reliance on government contracts and export authorizations. An investigation, claim or litigation, even if fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. Investigations, claims or litigation could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of our competitors;

•	inaccuracy of our guidance regarding future operating results;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	strategic action by our competitors; and

•	sales of common stock by our directors, executive officers and significant shareholders.

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

Our Chairman of the Board of Directors beneficially owns a large percentage of our common stock and as a result can exert significant influence over us.

At November 8, 2016, Walter C. Zable, our Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially owned an aggregate of 3,055,911 shares, or approximately 11.3%, of our outstanding common stock. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•

prior to the date of the transaction, an affirmative vote of the holders of at least 662/3% of our outstanding common stock is required for the approval, adoption or authorization of a business combination;

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

•

a requirement for the affirmative vote of the holders of at least 662/3% of the total voting power of all outstanding shares of our voting stock to amend our amended and restated bylaws, or to amend specific provisions of our amended and restated certificate of incorporation.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2016, we paid $7.3 million of cash dividends to our shareholders.

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

We are implementing a new Enterprise Resource Planning (ERP) system and improper implementation may cause disruptions to our business.

We are part way through the implementation of our new ERP system and full implementation will take at least another year. If we do not implement the new system properly, it could cause us to miss critical shipments, file our financials late, improperly pay employees and delay invoices to our customers. The implementation may also take more time and cost more than we have anticipated, further impacting our financial results. Such results could lead to the loss of customers, damage to our reputation, litigation and declines in our stock price.

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

Such risks, estimates, assumptions and uncertainties include, among others: unanticipated issues related to the restatement of our financial statements; our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that existed in our internal control over financial reporting; our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the ability of certain government agencies to unilaterally terminate or modify our contracts with them; the effect of sequestration on our contracts; our assumptions covering behavior by public transit authorities; our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; negative audits by the U.S. government; the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business; competition and technology changes in the defense and transportation industries; the change in the way transit agencies pay for transit systems; our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts; the effect of adverse regulatory changes on our ability to sell products and services; our ability to identify, attract and retain qualified employees; our failure to properly implement our enterprise resource planning system; unforeseen problems with the implementation and maintenance of our information systems; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products; our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets; defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems; changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and other factors discussed elsewhere in this report.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2.  PROPERTIES.

We conduct our operations in approximately 2.2 million square feet of both owned and leased properties located in the United States and foreign countries. We own approximately 51% of the square footage, including about 500,000 square feet located in San Diego, California and 423,000 square feet located in Orlando, Florida. All owned and leased properties are considered in good condition and adequately utilized. The following table identifies significant properties by business segment:

Location of Property	Owned or Leased
Corporate Headquarters:
Arlington, VA	Leased
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Atlanta, GA	Leased
Brisbane, Australia	Leased
Burnaby, BC, Canada	Leased
Chicago, IL	Leased
Concord, CA	Leased
Concord, Canada	Leased
Concord, NH	Leased
Emeryville, CA	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Hyderabad, India	Leased
Inglewood, CA	Leased
Kingswood, Australia	Leased
London, England	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
Murrarie, Australia	Leased

Location of Property	Owned or Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Wollongong, Australia	Leased

Cubic Global Defense Systems:
Abu Dhabi UAE	Leased
Ashburn, VA	Leased
Auckland, New Zealand	Leased
Austin, TX	Leased
Canberra, Australia	Leased
Farnham, Surrey, England	Leased
Fyschwyck, Australia	Leased
Hanover, MD	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased
Huntsville, AL	Leased
Orlando, FL	Owned
Riyadh, Saudi Arabia	Leased
Salisbury, UK	Leased
San Diego, CA	Owned
Singapore	Leased
Tijuana, Mexico	Leased
Townsville, Australia	Leased

Cubic Global Defense Services:

Colorado Springs, CO	Leased
Columbus, GA	Owned
Fayetteville, NC	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
San Diego, CA	Leased
Shalimar, FL	Leased

Item 3.  LEGAL PROCEEDINGS.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, who is seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are investigating the matter and plan to vigorously defend the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. Due to the procedural status of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

Not Applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2016		Fiscal 2015		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2016	Fiscal 2015
First	$49.16	$40.71	$54.99	$45.40	—	—
Second	47.87	30.80	53.92	50.44	$0.14	$0.14
Third	42.94	38.19	51.27	46.92	—	—
Fourth	48.36	38.89	47.71	40.33	$0.14	$0.14

On November 4, 2016, the closing price of our common stock on the New York Stock Exchange was $42.00. There were 608 shareholders of record of our common stock as of November 4, 2016.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 of this Form 10-K.

	Year Ended September 30,
	2016	2015	2014	2013	2012
Results of Operations:
Sales	$1,461,665	$1,431,045	$1,398,352	$1,361,407	$1,404,084
Cost of sales	1,116,906	1,091,326	1,082,535	1,055,313	1,060,140
Selling, general and administrative expenses	269,593	212,518	181,672	165,230	164,189
Research and development	31,976	17,992	17,959	24,445	28,722
Interest expense	11,199	4,400	4,084	3,427	1,602
Income taxes	(9,212)	48,997	19,831	14,502	40,332
Net income attributable to Cubic (1)	1,735	22,885	69,491	25,086	97,427

Per Share Data:
Net income per share, basic (1)	$0.06	$0.85	$2.59	$0.94	$3.64
Net income per share, diluted (1)	0.06	0.85	2.59	0.94	3.64
Cash dividends	0.27	0.27	0.24	0.24	0.24

Shares used in calculating net income per share:
Basic	26,976	26,872	26,787	26,736	26,736
Diluted	27,040	26,938	26,845	26,760	26,736

Year-End Data:
Shareholders’ equity related to Cubic	$689,896	$756,288	$782,278	$716,946	$677,171
Equity per share, basic	25.57	28.14	29.20	26.82	25.33
Total assets	1,504,679	1,300,276	1,194,606	1,109,618	1,014,550
Long-term debt	201,012	126,705	102,390	102,920	11,503

(1)

Results for the year ended September 30, 2015 include the net impact on income tax expense of establishing valuation allowances on U.S. deferred tax assets totaling $35.8 million. This valuation allowance was reduced by $6.7 million in the year ended September 30,2016. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation allowance. Results for the year ended September 30, 2013 include the impact of a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a leading international provider of cost-effective systems and solutions that address the global transportation and defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in transportation automated fare payment and revenue management infrastructure, defense, intelligence, homeland security, and information technology, including cyber security. For the fiscal year ended September 30, 2016, 40% of sales were derived from transportation systems and related services, while 60% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 45% of sales in 2016, 47% of sales in 2015, and 47% of sales in 2014. In fiscal year 2016, 55% of our total sales were derived from services, with product sales accounting for the remaining 45%.

We operate in three reportable business segments: transportation systems, defense services and defense systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 43% of our total sales for fiscal year 2016. International sales from Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems) amounted to 65%, 9% and 45%, respectively, of the applicable segment sales for fiscal year 2016. To the extent our business and contracts include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $32.0 million in 2016. In 2014 through our acquisition of Intific Inc., we significantly broadened our advanced research capabilities. Intific brings us a wide range of expertise including computer simulation, animation, human-machine interaction, robotics, neuroscience, visualization, gaming, and artificial intelligence. Intific performs work funded by the Defense Advanced Research Projects Agency (DARPA) and other U.S. government agencies; however, most of Intific’s R&D activities are included in cost of sales as they are directly related to contract performance.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. In fiscal 2015 and 2016, we acquired DTECH, GATR, and TeraLogics in connection with our strategic efforts to build and expand our command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) business. In the third quarter of fiscal 2016 we formalized the structure of Cubic Mission Solutions (CMS), our business unit which combines and integrates our C4ISR and secure communications operations.

We have also made a number of niche acquisitions of businesses during the past several years, including, Intific, Inc. in February 2014 and Intelligent Transport Management Solutions Limited in November 2013. Generally, our business acquisitions are dilutive to earnings in the short-term due to acquisition related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition and expenses related to earn-outs. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

Industry Considerations

The U.S. government continues to focus on discretionary spending, tax, and other initiatives to control spending and reduce the deficit. The president’s administration and Congress will likely continue to debate the size and expected growth of the U.S. federal budget as well as the defense budget over the next few years and balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act (BCA) and various Bipartisan Budget Acts (BBA) since 2011. The most recent, agreed to on November 2, 2015, Bipartisan Budget Act of 2015 revised discretionary spending limits to avoid sequestration for fiscal year 2016 and fiscal year 2017. The ultimate effects of sequestration and any subsequent bipartisan budget acts beyond 2017 still cannot be determined. Absent a new BCA or BBA in 2017, sequestration still threatens to severely limit discretionary federal funding in 2018. Reductions to 2018 and beyond from current budget projections could have an impact on our customers’ procurement of products and services.

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

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier. An example of this is our contract with the Chicago Transit Authority, awarded in late 2011. We have designed and manufactured a new fare collection system for the Chicago Transit Authority and will receive monthly payments for the system over an approximate ten-year period which began on January 1, 2014.

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

Segment Overview

Cubic Transportation Systems

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to the United Kingdom and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

The transportation markets we serve are undergoing a substantial change. Mounting pressure on transportation authorities to improve the customer experience yet stretch their operating budgets is fueling a trend toward outsourced services and systems that enable innovation and lower operating cost. We believe we are positioned at the forefront of this change.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the New York region (Metrocard), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In the first quarter of fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection.

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

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

In 2016, revenues from services provided by CTS were $303.0 million, or 52% of CTS sales.

We are currently designing and building major new systems in Singapore, Ireland and New Hampshire. Typically, profit margins during the design and build phase of major projects are lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design-and-build phase, until major milestones are reached and cash payments are received.

Cash payment terms offered by our transportation customers in a competitive environment are sometimes not favorable to us. The customers’ budget constraints often result in less funding available for the build of a new system, with more funds becoming available when the system becomes operational. This, coupled with the inherent risks in managing large infrastructure projects, can yield negative cash flows and lower and less predictable profit margins on contracts during the design and build phase. Conversely, during the operate-and-maintain phase, revenues and costs are typically more predictable and profit margins tend to be higher.

Gross profit margins from services sales in CTS were 26% and 32% for fiscal years 2016 and 2015, respectively, and gross profit margin from product sales was 32% and 25% in 2016 and 2015, respectively. Generally, the trend toward a greater mix of services revenues compared to product sales has helped to generate higher profit margins from the segment; however in 2016 service gross margins were lower than product gross margins mostly due to the reduction in margins on our London follow-on contract. Margins were lower on the follow-on contract in 2016 in large part because it no longer includes the award of usage bonuses as well as the impact of transition costs incurred on this contract in the first quarter of fiscal 2016. Also, the profitability of our contracts in Chicago, Vancouver, and Sydney all increased between fiscal 2015 and fiscal 2016. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the long-term.

Most of our sales in CTS for fiscal year 2016 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For the fare collection system for the Chicago Transit Authority, the contract specifies that we would not begin to be paid until we entered the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2016, we had capitalized $65.4 million, net, in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

Cubic Global Defense Systems

CGD Systems is focused on two primary lines of business: training systems and secure communications. The segment is a diversified supplier of live and virtual military training systems as well as secure communication systems and products to the DoD, other U.S. government agencies and allied nations. We design and manufacture instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, ground combat, and search and rescue markets. In 2016 we formalized the structure of our CMS business unit which combines and integrates our C4ISR and secure communications operations. CMS’ C4ISR solutions provide information capture, assessment, exploitation and dissemination in a secure network-centric environment.

CGD Systems is continually building upon its role as a leader in air and ground combat training systems worldwide. Our products and systems help our customers to retain technological superiority with cost-effective solutions. We design, innovate, manufacture and field a diverse range of technologies that are critical to combat readiness, supply chain logistics and national security for the U.S. and allied nations. Our primary lines of business include air combat training ranges and after action review software, ground combat training systems, including a full range of laser engagement simulation systems, game-based learning systems, virtual small arms training systems, Intelligence, Surveillance and Reconnaissance (ISR) data links, networking and baseband communications equipment, full-motion video software and services, deployable satellite communication terminal solutions, personnel locator systems, and cross domain appliances for cyber security. We also provide ongoing support services for systems we have built for several of our international customers.

Our established international footprint in 34 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales to international customers of CGD Systems have become a major part of our business with 45% of sales in 2016 to international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through business acquisitions we made in the past three years, we now offer software and game-based solutions in modeling and simulation, training and education, cyber warfare, neuroscience, networking and satellite communications, and live fire training solutions to U.S. and international forces. These acquisitions deepen our training and communication capabilities and expand our customer base.

Fixed-price contracts accounted for 88% of CGD Systems revenue for fiscal year 2016. Development and system integration contracts in CGD Systems are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

The gross profit margin in fiscal 2016 was 28%, compared to 29% in 2015 and 30% in 2014. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

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

We are adapting to a new era in defense and national security spending practices. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The DoD now relies heavily upon indefinite delivery/indefinite quantity (ID/IQ) and small business set aside contracts. For us that means a lower backlog of service contracts due to the shorter term nature of these ID/IQ Task Order awards. Shorter-term contracts combined with this tougher competitive environment, where the “lowest-priced, technically acceptable” bids often win, have resulted in a trend toward lower profit margins from the segment in recent periods.The gross profit margin in CGD Services has been about 10% in the period from 2014 through 2016. We must continue to work to keep our costs low to remain competitive under these market conditions. These conditions also provide the opportunity for us to increase our market share of the large DoD services market. To maximize our business opportunities under ID/IQ contract vehicles, we often seek new work both as a prime contractor and a subcontractor. By increasing our participation in multiple award ID/IQ contracts we improve our chances to develop new customers, programs and capabilities. Retaining customers is a critical component of our success; we remain vigilant in maintaining a high win rate on re-compete contracts to retain our customers. Despite the trend toward small business awards by the U.S. government, where we must take a role as a subcontractor, 89% of our revenues in fiscal year 2016 were as a prime contractor.

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

For fiscal years 2014 and 2015, NEK was slightly dilutive to our earnings per share after consideration of the amortization of purchased intangibles and acquisition related costs. In 2016, NEK was accretive to earnings.

Cost reimbursable and time and materials contracts accounted for 48% of our sales in CGD Services for fiscal year 2016, with the remaining sales derived from fixed-price contracts. Revenues under cost reimbursable contracts are recognized as costs are incurred, plus the estimated fee earned under the contract terms. Often these are structured as award fees based on performance and are generally accrued during the performance of the contract based on our historical experience with such awards. Revenues under time and materials contracts are recognized as services are delivered based on the terms of the contract. Revenues under our fixed-price service contracts with the U.S. government are recorded using the cost-to-cost percentage-of-completion method.

Operating overview

Cubic Corporation sales in 2016 were $1.462 billion compared to $1.431 billion in 2015, an increase of 2%. Increases in sales for CTS and CGD Systems of 3% and 5%, respectively, were partially offset by a 3% decrease in CGD Services sales. Revenues from businesses we acquired in 2016 and 2015, all within our CGD Systems operating segment, increased our consolidated sales by 3% from 2015 to 2016, partially offset by decreased organic sales due primarily to changes in foreign currency exchange rates. The impact of changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against the British pound, adversely affected our sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a negative impact on sales of 2%, or $32.3 million in 2016 compared to 2015.

Cubic Corporation sales in 2015 were $1.431 billion compared to $1.398 billion in 2014, an increase of 2%. Increases in sales for CGD Systems and CGD Services of 15% and 1%, respectively, were partially offset by a 5% decrease in CTS sales. Revenues from businesses we acquired in 2015 and 2014 increased our consolidated sales by 4% from 2014 to 2015. The impact of changes in foreign currency exchange rates had a negative impact on sales of 4%, or $52.1 million in 2015 compared to 2014.

Operating income was $7.2 million in 2016 compared to $75.4 million in 2015, a decrease of 90%. CGD Systems had an operating loss of $17.1 million in 2016 compared to operating income of $18.4 million in 2015 primarily due to the impact of purchase accounting on businesses acquired in this segment during fiscal 2016, as further described below. Businesses we acquired in 2016 and 2015, which were all in our CGD Systems segment, generated operating losses of $32.7 million in 2016 compared to operating income of $0.9 million in 2015. The vast majority of losses incurred by business acquired in 2016 was due to the impact of business purchase accounting as described in the CGD Systems discussion below. CTS operating income decreased by 25% primarily related to lower profits on the transition to our follow-on fare collection contract in London, partially offset by improved profitability on contracts in Chicago, Sydney, and Vancouver. CGD Services operating income increased by 70% in 2016 due to decreased amortization of purchased intangibles and the impact of cost saving efforts. Unallocated corporate and other costs were $44.4 million in 2016 compared to $25.5 million in 2015. The increase in unallocated corporate costs is primarily related to strategic and IT system resource planning as part of our One Cubic initiative totaling $36.8 million in 2016 compared to $13.2 million in 2015, partially offset by a reduction in legal and consulting expenses related to an investigation conducted by the Audit Committee in 2015, for which we incurred expenses of $3.0 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $4.0 million in 2016 compared to 2015.

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

Net income attributable to Cubic decreased to $1.7 million ($0.06 cents per share) in 2016 from $22.9 million ($0.85 cents per share) in 2015. The change was primarily due to the decrease in operating income described above and an increase in interest expense described below, partially offset by a reduction in income tax expense described below.

Net income attributable to Cubic decreased to $22.9 million ($0.85 cents per share) in 2015 from $69.5 million ($2.59 per share) in 2014. The change was primarily due to the increase in income tax expense described below and the decrease in operating income described above.

The gross margin from product sales was 28% in 2016, compared to 26% in 2015. The increase in gross margin percentage was primarily due to improved profitability on transportation system sales in North America, Australia, and the U.K., and a reduction of losses incurred on the virtual combat training deliverables for the U.S. Navy described below. These increases were partially offset by lower gross margins on lower DTECH sales in 2016, as DTECH sales generally have a higher gross margin percentage than other Cubic product sales. The gross margin from service sales was 20% in 2016 compared to 22% in 2015. The decrease in the gross margin percentages on services sales was predominantly the result of lower profits on the transition to our follow-on transportation fare collection contract in London, as described below.

The gross margin from product sales was 26% in 2015, compared to 27% in 2014. The decrease in gross margin percentage was primarily due to increases in estimated costs to complete virtual combat training deliverables for the U.S. Navy within our CGD Systems business. This decrease in product gross margin percentage was partially offset by the gross margins on DTECH sales, which have a higher gross margin percentage than the majority of our organic sales. The gross margin from service sales was 22% in 2015 compared to 19% in 2014. The increase in the gross margin percentages on services sales was predominantly the result of improvements in operating results on a transportation services contract in Chicago described below.

SG&A expenses increased to $269.6 million or 18% of sales in 2016, compared to $212.5 million or 15% of sales in 2015. The increase in SG&A expense is primarily related to strategic and IT system resource planning as part of our One Cubic initiative for which expenses totaled $36.8 million in 2016 compared to $13.2 million in 2015 as well as approximately $28.7 million of SG&A expenses recognized in 2016 in connection with recent business acquisitions compared to $7.9 million in 2015. Business acquisition expenses in 2016 include amounts recorded for business purchase accounting matters described in the CGD Systems section below.

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

Company-sponsored R&D spending, related primarily to new transportation and defense technologies we are developing, totaled $32.0 million in 2016 compared to $18.0 million in both 2015 and 2014. Company-sponsored R&D spending for CGD Systems was $16.4 million, 13.2 million, and $9.4 million, respectively, in 2016, 2015 and 2014. Company-sponsored R&D spending for CTS was $15.6 million, $4.8 million, and $8.5 million for 2016, 2015, and 2014, respectively. The primary reason for the dip in the 2015 CTS R&D costs is that in 2015 we received a $3.6 million settlement of a claim related to the reimbursement of expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Approximately $2.3 million of this reimbursement was for R&D expenses incurred and was credited against our expense in fiscal 2015. The remaining amount of the settlement was recorded as a reduction in 2015 SG&A expenses.

Interest and dividend income was $1.5 million in 2016 compared to $1.8 million in 2015 and $1.4 million in 2014. The changes in interest and dividend income between these years were generally correlated with changes in the average cash balances held by our wholly owned subsidiaries in New Zealand and Australia. These foreign currency investments earned a higher interest rate than our other cash and short-term investments. Interest expense was $11.2 million in 2016 compared to $4.4 million in 2015 and $4.1 million in 2014. The increases in interest expense were consistent with our average outstanding debt balances for these years.

Other income (expense) netted to expense of $2.3 million in 2016 compared to income of $0.9 million in 2015 and income of $0.4 million in 2014. During fiscal year 2016, we recognized a loss within other expense of $2.7 million related to our partial settlement of our remaining obligations associated with its U.S. defined benefit pension plan. The plan offered certain retired, vested participants the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution was paid out from plan assets in September 2016 and resulted in a settlement loss of $2.7 million. Other than this settlement loss, the changes in other income (expense) were caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Our income tax benefit totaled $9.2 million for fiscal 2016, compared to an income tax provision of $49.0 million in fiscal 2015. The benefit for income taxes in fiscal 2016 primarily results from the benefit derived from the release of a portion of the existing valuation allowance against U.S. deferred tax assets due to acquired deferred tax liabilities, partially offset by nondeductible acquisition related compensation expenses. In 2015, we recorded tax expense of $35.8 million in order to establish a valuation allowance against U.S. deferred tax assets. Due to the effects of the deferred tax asset valuation allowance, our effective tax rate for fiscal 2016 and 2015 does not correlate to the amount of our pre-tax income or loss. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Through September 30, 2016, a valuation allowance of $47.9 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign deferred tax assets. For fiscal 2016, the valuation allowance was reduced by $6.9 million, including $9.2 million recorded as a net tax benefit in our Consolidated Statement of Income, partially offset by amounts recorded through Other Comprehensive Income related to retirement benefits. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Transportation Systems Segment

	September 30,
	2016	2015	2014
	(in millions)
Transportation Systems Segment Sales	$586.4	$566.8	$599.7

Transportation Systems Segment Operating Income	$57.5	$75.9	$65.9

CTS sales increased 3% to $586.4 million in 2016 compared to $566.8 million in 2015. Changes in foreign currency exchange rates had a significant adverse impact on our sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $28.6 million for 2016 compared to 2015. CTS had higher sales in North America primarily from equipment orders in New York and the San Francisco Bay Area and increased sales on contracts in Chicago and Vancouver. Sales were lower in the U.K. due to the weakening of the British pound against the U.S. dollar as well as the transition to our follow-on contract in London in fiscal 2016. Sales in Australia were slightly lower than last year due to the impact of foreign currency exchange rates. Australian sales increased by 4% when measured in Australian dollars.

CTS sales decreased 5% to $566.8 million in 2015 compared to $599.7 million in 2014. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $40.0 million for 2015 compared to 2014. Sales in North America decreased in 2015 compared to 2014 due to a lower amount of work on a bus installation contract in New York and on a train line fare system expansion project in Washington D.C. as these projects moved closer to completion in 2015. Revenue recognized on a system development and operations contract in Chicago was higher in 2015 than in 2014. For this Chicago contract, the recognition of sales is limited to billable amounts, and this contract reached milestones that significantly increased monthly billable amounts beginning in January 2014. Sales in Australia and the U.K. in local currencies were relatively consistent between 2014 and 2015, but after foreign currency translation were impacted by the changes in exchange rates noted above. Businesses acquired by CTS in fiscal year 2014 contributed sales of $47.0 million in 2015 compared to $43.7 million in 2014.

CTS operating income decreased 24% in 2016 to $57.5 million compared to $75.9 million in 2015. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $3.9 million for 2016 compared to 2015. The decrease in operating income was primarily related to lower profits on the transition to our follow-on fare collection contract in London, particularly because it no longer includes the award of usage bonuses, as well as transition costs incurred on this contract in the first quarter of fiscal 2016. The decrease in operating income in fiscal 2016 was partially offset by improved profitability on service contracts in Sydney, Chicago, and Vancouver. In addition, operating income improved in Australia due to the finalization of system development contract negotiations. In the third quarter of fiscal 2016 we finalized negotiations regarding scope and pricing with a customer in Australia for system development work that the customer directed us to begin in the second quarter of fiscal 2015. We had inventoried costs and deferred revenue on this development work until such negotiations were complete. As a result of the finalization of the scoping and pricing, we realized increased sales and operating profits in the third quarter of fiscal 2016. CTS R&D expenses increased by $10.8 million in fiscal 2016 compared to 2015 due to the ramp-up of the development of new transportation technologies, and due to the impact of a settlement reimbursement from a prospective customer that had reduced fiscal 2015 R&D expenses by $2.3 million.

CTS operating income increased 15% in 2015 to $75.9 million compared to $65.9 million in 2014 despite the negative impacts of foreign currency exchange rates. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $5.5 million for 2015 compared to 2014. The increase in operating income compared to 2014 was primarily attributable to a decrease in losses experienced on the Vancouver contract, an increase in gross margins on the contract in Chicago, and a gain recognized on proceeds from a claim settlement of $3.6 million. These increases in operating income were partially offset by slightly lower margins on development and services work in the U.K. Businesses acquired by CTS in fiscal year 2014 contributed an operating loss of $2.1 million for 2015 compared to an operating loss of $1.4 million in 2014.

Amortization of purchased intangibles included in the CTS operating results totaled $7.1 million, $8.6 million, and $9.7 million in 2016, 2015 and 2014, respectively.

Cubic Global Defense Systems Segment

	September 30,
	2016	2015	2014
	(in millions)
Cubic Global Defense Systems Segment Sales	$484.2	$462.1	$400.6

Cubic Global Defense Systems Segment Operating Income (Loss)	$(17.1)	$18.4	$26.8

CGD Systems sales increased 5% to $484.2 million in 2016 compared to $462.1 million in 2015. Businesses acquired by CGD Systems in fiscal years 2016 and 2015 contributed sales of $79.6 million in 2016 compared to $45.8 million in 2015. Sales were higher from air combat training systems in the U.S., Middle East, and Far East, live fire training systems and virtual simulation systems. These increases were partially offset by lower sales from ground combat training systems, datalinks, and personnel locator systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.7 million for 2016 compared to 2015.

CGD Systems sales increased 15% to $462.1 million in 2015 compared to $400.6 million in 2014. Businesses acquired by CGD Systems in fiscal years 2015 and 2014 contributed sales of $60.5 million in 2015 compared to $5.3 million in 2014. In addition to the sales from acquired businesses, sales were higher from air combat training systems, particularly in the Middle East, as well as from ground combat training systems in the Middle East. These increases were partially offset by lower sales from ground combat training systems in the U.S. and virtual simulation systems sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $12.1 million for 2015 compared to 2014.

CGD Systems had an operating loss of $17.1 million in 2016 compared to operating income of $18.4 million in 2015. The changes in operating results between fiscal 2015 and fiscal 2016 were primarily caused by charges incurred in connection with the accounting for business acquisitions in fiscal 2016. Including these impacts of business acquisition accounting, the businesses we acquired in 2016 and 2015 had an operating loss of $32.7 million for 2016 compared to operating income of $0.9 million in 2015. Included in the 2016 operating losses were business acquisition transaction costs of $27.8 million consisting of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and, most significantly, expenses recognized in connection with our acquisition of GATR in the second quarter of fiscal 2016. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during the quarter ended March 31, 2016 related to this matter upon completing this acquisition.

For fiscal 2016, operating income from air combat training systems was higher than fiscal 2015 on increased sales, and profitability improved from game-based virtual training system sales. In 2015 we had recorded a loss of $9.5 million related to an increase in estimated costs to complete a contract for the development of a virtual training system. The increased costs estimates in 2015 resulted, in part, from customer directed work outside the scope of the contract. We did not recover any of these costs in 2016. While we expect to recover some amount of the costs in the future related to the work performed outside of the scope of the contract through a contract claim process, at this time it is not possible to determine the amount that will be recovered. In addition, CGD systems incurred $4.6 million of restructuring charges in fiscal 2015 as compared to $0.3 million of restructuring charges in fiscal 2016. In 2016, operating income declined as compared to 2015 on lower sales of ground combat training systems, datalinks, personnel locater systems, and modular networking and baseband communications equipment. Operating income from virtual simulator system sales were relatively consistent between 2016 and 2015.

CGD Systems operating income decreased 31% to $18.4 million in 2015 compared to $26.8 million in 2014. As noted above, increases in estimated costs to complete a contract for the development of a virtual training system, resulted in a loss of $9.5 million in 2015. In addition, operating income was lower on decreased sales of ground combat training systems in the U.S. and virtual simulator systems. In addition, CGD systems incurred $4.6 million of restructuring charges in fiscal 2015. The CGD Systems restructuring charges relate primarily to severance expenses incurred for the reduction of CGD Systems headcount in connection with the consolidation of management functions and other processes for CGD Systems and CGD Services businesses. Foreign currency exchange rates also negatively impacted CGD Systems operating results. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in CGD Systems operating income of $2.2 million for 2015 compared to 2014. Partially offsetting these decreases in operating income was an increase in operating income on increased sales of ground combat training systems in the Middle East. Although sales of air combat training systems were higher in 2015 than in 2014, the operating income on these sales was consistent between years based upon the decrease in operating profit margin percentages on the mix of sales between the years. Also partially offsetting the decrease in operating income was a decrease in losses incurred by acquired businesses. Businesses acquired by CGD Systems in fiscal years 2015 and 2014 contributed operating losses of $1.8 million for 2015 compared to operating losses of $6.9 million in 2014.

Amortization of purchased intangibles included in the CGD Systems results amounted to $22.3 million, $11.3 million, and $2.5 million in 2016, 2015 and 2014, respectively.

Cubic Global Defense Services Segment

	September 30,
	2016	2015	2014
	(in millions)
Cubic Global Defense Services Segment Sales	$391.1	$402.1	$398.1

Cubic Global Defense Services Segment Operating Income	$11.2	$6.6	$7.8

CGD Services sales decreased 3% to $391.1 million in 2016 compared to $402.1 million in 2015. Sales for 2016 were lower primarily because of decreased activity supporting Special Operations Forces training and lower activity on U.S. Army support contracts, other than at the Joint Readiness Training Center (JRTC) where activity and revenue was slightly higher than fiscal 2015. These decreases were partially offset by increased sales on increased intelligence support services.

CGD Services sales increased 1% to $402.1 million in 2015 compared to $398.1 million in 2014. Although this slight upward movement in sales between the years appears to reflect little change, there was a change in the mix of sales. We realized higher sales in 2015 from a Marine Corps training contract we won early in the fiscal year, from Special

Operations Forces training and from growth in our simulator training operations. Sales were lower from training exercises at JRTC, the Korea Battle Simulation Center (KBSC) and the Joint Warfighting Center (JWFC).

CGD Services operating income increased 70% to $11.2 million in 2016 compared to $6.6 million in 2015. The largest individual contributor to the increase in CGD Services operating margins for 2016 was a $2.9 million decrease in the amortization expense on purchased intangible assets for which amortization is based upon accelerated methods. In fiscal 2016 operating margins also increased on a number of fixed price contracts due to the impacts of cost efficiency efforts. In fiscal 2016, the increase in operating income was partially offset by an operating loss realized in the first quarter of fiscal 2016 on a Marine Corps training contract that was bid in an extremely competitive environment.

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

Amortization of purchased intangibles included in the CGD Services results amounted to $4.8 million, $7.7 million, and $10.4 million in 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our operating cash flows have been the primary source of funding for our operations, and have been a source of funding some of our business acquisitions and all of our capital expenditures. We generated positive operating cash flows in fiscal 2016, 2015 and 2014. Operating activities provided cash of $44.6 million, $89.7 million and $114.8 million in fiscal 2016, 2015 and 2014, respectively.

As further described below, from 2014 to 2016 our operating cash flows have been significantly impacted by uses of cash related to our investment in a new strategic and IT system resource planning system, our recent business acquisitions, and by the payment terms on some of our customer contracts.

Cash used in connection with the design and development of our new enterprise resource planning system (ERP) totaled $45.2 million in fiscal 2016. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Of the $45.2 million of cash used in 2016 in these efforts, $24.9 million was recognized as expense and is reflected in our 2016 cash flows used in operations, while $20.3 million was capitalized and is included in 2016 purchases of property, plant and equipment in investing cash flows. Cash used in connection with ERP design and development totaled $27.5 million in 2015. Of this amount, $11.5 million was recognized as expense and is reflected in our 2015 cash flows from operations, and $16.0 million was capitalized and is included in 2015 purchases of property, plant and equipment in investing cash flows.

Under purchase accounting rules, certain cash flows for businesses acquisitions are considered “purchase consideration”. In our statement of cash flows, cash paid for purchase consideration is classified as cash used in investing activities. However, there are a number of transactions related to business acquisitions that are expensed as incurred and that are included in operating cash flows when paid. Costs that are expensed in connection with business acquisitions include retention bonus expense and due diligence and consulting costs incurred in connection with the acquisitions. Business acquisitions costs expensed in 2016, 2105, and 2014 totaled $28.7 million, $7.9 million, and $5.8 million, respectively.

In our statement of cash flows, the cash used in operations related to these expenses was generally reflected in the same period as these expenses. The expense amount for 2016 and the related operating cash outflow for 2016 reflected above includes amounts recognized related to payments to former owners of share-based payment awards for GATR. Prior to the acquisition, GATR made a number of share-based payment awards to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, upon completing the acquisition we recognized $18.5 million of compensation expense related to this matter during the quarter ended March 31, 2016.

The changes in operating cash flows between 2014 and 2016 were also impacted by the terms of some of our largest customer contracts. Our contract terms with our customers can have a significant impact on our operating cash flows. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For some large long-term development contracts, primarily with our international customers, we receive significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. Changes in the amount of unbilled accounts receivable are reflective of the difference between when costs are incurred and when we are entitled to receive milestone payments.

In 2016 and 2015, CTS and CGD Services contributed to positive operating cash flows, while CGD Systems operations used cash, primarily due to the acquisition related expenses described above. In 2014, all three segments contributed to positive operating cash flows.

Investing activities used cash of $260.6 million in 2016, $125.1 million in 2015 and $121.6 million in 2014.

Cash used in investing activities during fiscal 2016 included $243.5 million in purchase consideration paid for acquisitions of businesses, and capital expenditures of $32.1 million, including the $20.3 million of capitalized ERP costs described above. Cash used in investing activities in 2016 was partially offset by $15.0 million net proceeds from sales or maturities of marketable securities.

In 2015, significant investing activities included $90.4 million of purchase consideration paid related to the acquisition of DTECH in our CGD Systems segment, $1.7 million of cash paid in 2015 related to business acquisitions made in 2013 and 2014, and capital expenditures of $22.2 million, including the $16.0 million of capitalized ERP costs described above.

In 2014, investing activities included $72.2 million paid for the acquisition of ITMS, $11.2 million paid for the acquisition of Intific, $21.5 million in net purchases of marketable securities and capital expenditures of $16.6 million.

Financing activities provided cash of $233.1 million and $73.3 million in 2016 and 2015 and used cash of $9.8 million in 2014. In 2016 and 2015, we borrowed a net of $180.0 million and $60.0 million, respectively, on a short-term basis that, in addition to existing cash resources, was used to finance acquisitions. In fiscal 2016 we revised a note purchase agreement and issued $75.0 million of unsecured notes bearing interest at 3.93%, maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. In 2015 we issued $25.0 million of senior unsecured notes, bearing interest at a rate of 3.70% and maturing on March 12, 2025. In 2016, 2015 and 2014, respectively, we repurchased $1.6 million, $2.7 million and $1.2 million of common stock in connection with our stock-based compensation plan. We made payments on long-term borrowings of $0.5 million in 2016 and 2015 and $0.6 million in 2014. Dividends paid to shareholders amounted to $7.3 million ($0.27 cents per share) in 2016 and 2015, and $6.4 million ($0.24 cents per share) in 2014.

The change in exchange rates between foreign currencies and the U.S. dollar resulted in a decrease of $38.5 million to our cash balance as of September 30, 2016 compared to September 30, 2015, a decrease of $11.0 million to our cash balance as of as of September 30, 2015 compared to September 30, 2014 and an increase of $4.2 million to our cash balance as of September 30, 2014 compared to September 30, 2013.

At the beginning of fiscal 2016, we had a committed five-year revolving credit agreement expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, we and the group of financial institutions increased the revolving line of credit available under the agreement to $400.0 million and we borrowed $150.0 million as a source of financing for the purchase of GATR. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. On August 11, 2016 we executed the Third Amended and Restated Credit Agreement, which amended and restated the prior revolving credit agreement to extend the maturity to August 11, 2021, add a new financial institution to the group of creditors and amend certain terms and covenants. Borrowings under the agreement bear a variable rate of interest, which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. The available line of credit is reduced by any letters of credit issued under the agreement. As of September 30, 2016, there were borrowings totaling $240.0 million under this agreement and there were letters of credit outstanding totaling $20.7 million, which reduce the available line of credit to $139.3 million.

We also have a secured letter of credit facility agreement with a bank that has no expiration date and is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2016, there were letters of credit outstanding under this agreement of $62.7 million. Restricted cash at September 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.1 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under this facility do not reduce the available line of credit under the revolving credit agreement described above.

As of September 30, 2016, we had letters of credit and bank guarantees outstanding totaling $79.2 million, including the letters of credit outstanding under our revolving credit agreement and secured letter of credit facility agreement, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.6 million as of September 30, 2016, which primarily guarantee our payment of certain self-insured liabilities.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.3 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2016, no amounts were outstanding under these borrowing arrangements.

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

The accumulated deficit in other comprehensive loss increased $68.0 million in 2016. Unrealized translation adjustments totaled $48.0 million and an increase in the recorded liability for our pension plans increased our accumulated other comprehensive loss by $19.6 million.

Our financial condition remains strong with net working capital of $262.7 million and a current ratio of 1.5 to 1 at September 30, 2016. We expect that cash on hand and our revolving credit agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at September 30, 2016 was 29%. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2016, virtually all of the $285.8 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. With the exception of $34.1 million of accumulated earnings from the U.K. which we expect to repatriate, we have the intent and ability to permanently reinvest the remaining funds outside of the U.S. and our current plans do not demonstrate a need to repatriate additional amounts to fund our U.S. operations. However, changes in circumstances may result in changes to our intent or ability to reinvest such funds outside of the U.S., or our need to repatriate additional amounts.

The following is a schedule of our contractual obligations outstanding as of September 30, 2016:

		Less than 1
	Total	Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Short-term borrowings	$240.0	$240.0	$—	$—	$—
Long-term debt	201.0	0.4	0.7	46.4	153.5
Interest payments	47.1	7.3	14.5	13.2	12.1
Operating leases	60.0	12.4	19.6	12.7	15.3
Deferred compensation	11.7	0.8	1.9	1.3	7.7
	$559.8	$260.9	$36.7	$73.6	$188.6

As of September 30, 2016, we had approximately $11.9 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions which are excluded from the table above. None of these liabilities and related interest and penalties is expected to be paid within one year. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The table above also excludes estimated minimum funding requirements for retirement plans as set forth by statutory requirements. For further information about future minimum contributions for these plans, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The terms of the purchase agreements in certain of our recent business acquisitions provide that we will pay the sellers contingent consideration should the acquired companies meet specified goals. As of September 30, 2016, the maximum future contingent consideration that would be payable if all such goals were met is $23.9 million. However, we are unable to make a reasonable estimate as to the timing and magnitude of such future payments.

Backlog

	September 30,	September 30,
	2016	2015
	(in millions)
Total backlog
Transportation Systems	$1,793.3	$1,894.3
Cubic Global Defense Systems	576.8	595.7
Cubic Global Defense Services	570.3	485.6
Total	$2,940.4	$2,975.6

Funded backlog
Transportation Systems	$1,793.3	$1,894.3
Cubic Global Defense Systems	576.8	595.7
Cubic Global Defense Services	139.2	149.9
Total	$2,509.3	$2,639.9

As reflected in the table above, total backlog decreased $35.2 million and funded backlog decreased $130.6 million from September 30, 2015 to September 30, 2016. The decrease in total backlog in CTS and CGD Systems was partially offset by an increase in backlog for CGD Services. TeraLogics and GATR, businesses acquired by our CGD Systems segment in fiscal year 2016, had $49.0 million of total backlog on their respective acquisition dates. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2016, decreased backlog by approximately $81.3 million compared to September 30, 2015, primarily in our Transportation Systems Segment.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by the applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 as we have determined that we will not adopt ASU 2014-09 early. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select. We are currently in the process of modeling the impact of the adoption of the new standard on certain of our long-term contracts in order to assess the expected impacts. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us beginning on October 1, 2016. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for the Company in its fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

Products and services provided under long-term, fixed-price contracts represented approximately 82% of our sales for 2016. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2016 net earnings would have increased or decreased by approximately $7.8 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $2.8 million in 2016, decreased operating income by approximately $14.5 million in 2015, and increased operating income by approximately $1.3 million in 2014. These adjustments decreased net income by approximately $1.6 million ($0.06 per share) in 2016, decreased net income by approximately $8.0 million ($0.30 per share) in 2015, and increased net income by approximately $3.5 million ($0.13 per share) in 2014.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. In recent years we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. For these arrangements revenue is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we generally use the cost-to-cost percentage-of-completion method and for the services portion we generally recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Income based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Income based upon a relative-selling-price method.

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

Revenue under contracts for services other than those with the U.S. government and those associated with long-term development projects is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered into primarily by our CTS segment and to a lesser extent by our CGD Systems segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our legacy transportation systems service contracts that terminated in late fiscal 2015 contained annual system usage incentive which were based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives were not considered fixed or determinable until the end of the contract year for which the incentives are measured, which fell within the second quarter of our fiscal year. Often these fees are based on meeting certain contractually required service levels or based on system usage levels.

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

We do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for distribution. As of September 30, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $389.5 million, of which $360.0 million originates from the U.K. We continually evaluate the financial requirements of our U.S. operations as well as funding requirements outside the U.S. for potential mergers and acquisitions, market growth and ongoing operations to determine the amount of excess capital, if any, that is available for distribution. Whether or not we actually repatriate the excess capital in the form of a dividend, we would provide for U.S. taxes on the amount determined to be available for distribution. This evaluation is judgmental in nature and, therefore, the amount of U.S. taxes provided on undistributed earnings of our foreign subsidiaries is affected by these judgments.

Purchased Intangibles

We generally fund acquisitions using a combination of cash on hand and with the proceeds of debt. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2016 amortization expense would have increased by approximately $4.2 million.

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

Goodwill balances by reporting unit are as follows:

September 30,	2016	2015	2014
	(in millions)
Cubic Transportation Systems	$49.6	$56.0	$59.1
Cubic Global Defense Systems	262.9	87.5	30.6
Cubic Global Defense Services	94.4	94.4	94.4
Total goodwill	$406.9	$237.9	$184.1

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

For the first step of our fiscal 2016 annual impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used three year forecasts for our reporting units. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the three year forecasts The future cash flows were discounted to present value using a discount rate of 12.0% for our CGD Systems reporting unit, 12.5% for our CGD Services reporting unit and 12.0% for our Transportation Systems reporting unit. The estimated fair values for our CGD Services and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Systems reporting unit exceeded its carrying value by over 15%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past five years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2017 that could expose us to material impairment charges in the future. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels that we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. In performing the 2016 annual test for our CGD Services and CGD Systems reporting units, small changes in the discount rate, growth rate or gross margin assumptions could have a significant impact on the determination of the estimated fair value of CDG Services. For example a decrease in each future year’s projected cash flows by 24% for the CGD Services reporting unit or by 16% for the CGD systems reporting unit would have resulted in us being required to complete step two of the analysis for the respective reporting unit.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2016 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2016 would increase or decrease net earnings for 2017 by approximately $0.6 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2016, by approximately $10.5 million.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended September 30,
	2016	2015	2014
Net sales:
Products	$661,904	$607,226	$583,937
Services	799,761	823,819	814,415
	1,461,665	1,431,045	1,398,352
Costs and expenses:
Products	473,444	451,295	424,682
Services	643,462	640,031	657,853
Selling, general and administrative expenses	269,593	212,518	181,672
Research and development	31,976	17,992	17,959
Amortization of purchased intangibles	34,120	27,550	22,602
Restructuring costs	1,852	6,272	1,094
	1,454,447	1,355,658	1,305,862

Operating income	7,218	75,387	92,490

Other income (expenses):
Interest and dividend income	1,476	1,809	1,396
Interest expense	(11,199)	(4,400)	(4,084)
Pension settlement loss	(2,671)	—	—
Other income (expense), net	(2,301)	(885)	(391)

Income (loss) before income taxes	(7,477)	71,911	89,411

Income tax expense (benefit)	(9,212)	48,997	19,831

Net income	1,735	22,914	69,580

Less noncontrolling interest in income of VIE	—	29	89

Net income attributable to Cubic	$1,735	$22,885	$69,491

Net income per share attributable to Cubic:
Basic	$0.06	$0.85	$2.59
Diluted	0.06	0.85	2.59

Weighted average shares used in per share calculations:
Basic	26,976	26,872	26,787
Diluted	27,040	26,938	26,845

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2016	2015	2014
Net income	$1,735	$22,914	$69,580
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	(19,584)	(15,791)	(1,085)
Foreign currency translation	(47,872)	(31,430)	(2,017)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	464	1,574	748
Adjustment for net gains/losses realized and included in net income, net of tax	(989)	(817)	(215)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(525)	757	533
Total other comprehensive loss	(67,981)	(46,464)	(2,569)
Total comprehensive income (loss)	$(66,246)	$(23,550)	$67,011

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$197,127	$218,476
Restricted cash	75,648	69,245
Marketable securities	12,996	30,533
Accounts receivable:
Trade and other receivables	15,488	12,812
Long-term contracts	367,419	346,292
Allowance for doubtful accounts	(326)	(179)
	382,581	358,925

Recoverable income taxes	9,706	753
Inventories	66,362	63,700
Deferred income taxes	—	1,384
Prepaid expenses and other current assets	38,502	32,286
Total current assets	782,922	775,302

Long-term contract receivables	20,926	36,809
Long-term capitalized contract costs	65,382	73,017
Property, plant and equipment, net	96,316	74,690
Deferred income taxes	2,194	11,443
Goodwill	406,946	237,899
Purchased intangibles, net	123,403	72,936
Other assets	6,590	18,180
Total assets	$1,504,679	$1,300,276

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,	September 30,
	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$240,000	$60,000
Trade accounts payable	81,172	47,170
Customer advances	49,481	77,083
Accrued compensation	73,619	51,065
Other current liabilities	74,071	92,854
Income taxes payable	1,450	4,675
Deferred income taxes	—	13,404
Current maturities of long-term debt	450	525
Total current liabilities	520,243	346,776

Long-term debt	200,562	126,180
Accrued pension liability	46,865	26,025
Deferred compensation	10,643	9,913
Income taxes payable	11,855	8,519
Deferred income taxes	3,980	1,971
Other non-current liabilities	20,635	24,604

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized--5,000 shares
Issued and outstanding--none	—	—
Common stock, no par value:
Authorized--50,000 shares
35,937 issued and 26,992 outstanding at September 30, 2016
35,828 issued and 26,883 outstanding at September 30, 2015	32,756	25,560
Retained earnings	813,035	818,642
Accumulated other comprehensive loss	(119,817)	(51,836)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Total shareholders’ equity	689,896	756,288

Total liabilities and shareholders’ equity	$1,504,679	$1,300,276

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2016	2015	2014
Operating Activities:
Net income	$1,735	$22,914	$69,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,478	37,662	30,440
Share-based compensation expense	8,762	8,325	5,625
Change in fair value of contingent consideration	1,274	3,607	—
Inventory write-down	—	—	598
Deferred income taxes	(23,988)	33,816	2,684
Net pension cost (benefit)	1,102	(3,224)	(1,626)
Excess tax benefits from equity incentive plans	3	33	(310)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,409	(2,230)	(4,300)
Inventories	(62)	(21,669)	20,590
Prepaid expenses and other current assets	3,403	(15,045)	(6,488)
Long-term capitalized contract costs	7,635	3,192	(7,246)
Accounts payable and other current liabilities	19,874	25,599	6,505
Customer advances	(24,900)	(10,200)	7,304
Income taxes	(5,519)	8,847	(9,768)
Other items, net	5,396	(1,938)	1,222
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,602	89,689	114,810

Investing Activities:
Acquisition of businesses, net of cash acquired	(243,459)	(92,178)	(83,456)
Purchases of marketable securities	(28,470)	(58,855)	(25,557)
Proceeds from sales or maturities of marketable securities	43,456	51,173	4,050
Purchases of property, plant and equipment	(32,093)	(22,202)	(16,620)
Purchases of other assets	—	(2,993)	—
NET CASH USED IN INVESTING ACTIVITIES	(260,566)	(125,055)	(121,583)

Financing Activities:
Proceeds from short-term borrowings	288,900	111,300	38,000
Principal payments on short-term borrowings	(108,900)	(51,300)	(38,000)
Proceeds from long-term borrowings	75,000	25,000	—
Principal payments on long-term debt	(494)	(537)	(573)
Deferred financing fees	(3,647)	—	—
Proceeds from issuance of common stock	—	—	113
Purchase of common stock	(1,563)	(2,652)	(1,204)
Dividends paid	(7,285)	(7,256)	(6,429)
Excess tax benefits from equity incentive plans	(3)	(33)	310
Contingent consideration payments related to acquisitions of businesses	(2,479)	—	(2,368)
Purchase of noncontrolling interest	—	(1,029)	—
Net change in restricted cash	(6,403)	(189)	325
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	233,126	73,304	(9,826)

Effect of exchange rates on cash	(38,511)	(10,950)	4,195

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,349)	26,988	(12,404)

Cash and cash equivalents at the beginning of the period	218,476	191,488	203,892

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$197,127	$218,476	$191,488

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire GATR, net	$6,788	$—	$—
Liability incurred to acquire TeraLogics, net	$4,998	$—	$—
Liability incurred to acquire H4 Global, net	$952	$—	$—
Liability incurred to acquire DTECH, net	$—	$11,808	$—
Liability incurred to acquire Intific, net	$—	$—	$1,173

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2013	$15,825	$740,002	$(2,803)	$(36,078)	$134	26,736

Net income	—	69,491	—	—	89	—
Other comprehensive loss, net of tax	—	—	(2,569)	—	—	—
Stock issued under equity incentive plans	113	(5)	—	—	—	75
Purchase of common stock	(1,204)	—	—	—	—	(22)
Stock-based compensation	5,625	—	—	—	—	—
Tax benefit (expense) from equity incentive plans	310	—	—	—	—	—
Cash dividends paid -- $.24 per share of common stock	—	(6,429)	—	—	—	—

September 30, 2014	20,669	803,059	(5,372)	(36,078)	223	26,789

Net income	—	22,885	—	—	29	—
Other comprehensive loss, net of tax	—	—	(46,464)	—	—	—
Stock issued under equity incentive plans	—	(46)	—	—	—	160
Purchase of common stock	(2,652)	—	—	—	—	(66)
Stock-based compensation	8,325	—	—	—	—	—
Purchase of noncontrolling interest	(749)	—	—	—	(252)	—
Tax benefit (expense) from equity incentive plans	(33)	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,256)	—	—	—	—

September 30, 2015	25,560	818,642	(51,836)	(36,078)	0	26,883

Net income	—	1,735	—	—	—	—
Other comprehensive loss, net of tax	—	—	(67,981)	—	—	—
Stock issued under equity incentive plans	—	(57)	—	—	—	152
Purchase of common stock	(1,563)	—	—	—	—	(43)
Stock-based compensation	8,762	—	—	—	—	—
Tax benefit (expense) from equity incentive plans	(3)	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,285)	—	—	—	—

September 30, 2016	$32,756	$813,035	$(119,817)	$(36,078)	$—	26,992

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business: We design, develop and manufacture products which are mainly electronic in nature such as mass transit fare collection systems, air and ground combat training systems, and networked Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) products and systems. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. Our principal lines of business are transportation fare collection systems and services, defense services, and defense systems. Our principal customers for defense products and services are the U.S. and foreign governments. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide. In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. After this restructuring there is now a single, combined management structure for our legacy Cubic Defense Systems (CDS) and legacy Mission Support Services (MSS) segments. However, for segment financial reporting purposes, we continue to report the financial results of our defense systems and defense services segments separately. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. CGD Systems includes Cubic Mission Solutions (CMS), a business division that includes our C4ISR subsidiaries and product offerings. There have been no significant changes in the operations that are included in each of these reporting segments as a result of the restructuring.

Principles of Consolidation: The consolidated financial statements include the accounts of Cubic Corporation, subsidiaries we control, and variable interest entities (VIE’s) for which Cubic is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transactions denominated in currencies other than our own subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Income as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). Total transaction losses, which are related primarily to advances to foreign subsidiaries and advances between foreign subsidiaries amounted to $0.9 million, $3.2 million and $1.3 million in 2016, 2015 and 2014, respectively.

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

Restricted Cash: Restricted cash represents cash that is restricted as to usage for legal or contractual reasons. Restricted cash is classified either as current or non-current, depending upon the date of the lapse of the respective restriction.

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

Property, Plant and Equipment: We carry property, plant and equipment at cost. We provide depreciation in amounts sufficient to amortize the cost of the depreciable assets over their estimated useful lives. Generally, we use straight-line methods for depreciable real property over estimated useful lives or the term of the underlying lease, if shorter than the estimated useful lives, for leasehold improvements. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment over their estimated useful lives.

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

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2016, 2015 and 2014.

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

Customer Advances: We receive advances, performance-based payments and progress payments from customers that may exceed revenues recognized to date on certain contracts, including contracts with agencies of the U.S. government. We classify such advances, other than those reflected as a reduction of receivables or inventories, as current liabilities.

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

Comprehensive Income (Loss): Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, net of tax, unrealized gains and losses on available-for-sale securities, net of tax and pension liability adjustments, net of tax is included in our Consolidated Statement of Comprehensive Income (Loss) as other comprehensive income (loss).

Revenue Recognition: We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and products with C4ISR capabilities. We also generate revenue from services we provide such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Income based on the attributes of the underlying contracts.

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

Revenue under contracts for services other than those with the U.S. government and those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. For non-U.S. government service contracts that contain measurable units of work performed we recognize sales when the units of work are completed. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our legacy transportation systems service contracts that terminated in late fiscal 2015 contained annual system usage incentive which were based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives were not considered fixed or determinable until the end of the contract year for which the incentives are measured, which fell within the second quarter of our fiscal year. The follow-on contract to this transportation systems service contract did not include an annual system usage incentive. Revenue under non-U.S. government service contracts that do not contain measurable units of work performed, which is generally the case for our service contracts, is recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Costs incurred under these services contracts are expensed as incurred.

We make provisions in the current period to fully recognize any anticipated losses on contracts, other than service contracts. If we receive cash on a contract prior to revenue recognition, and for contracts that are accounted for on a units-of-delivery method, that is in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

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

Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Our common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Three Months Ended
	Year Ended September 30,
	2016	2015	2014
Net income attributable to Cubic	$1,735	$22,885	$69,491

Weighted average shares - basic	26,976	26,872	26,787
Effect of dilutive securities	64	66	58
Weighted average shares - diluted	27,040	26,938	26,845

Net income per share attributable to Cubic, basic	$0.06	$0.85	$2.59
Effect of dilutive securities	—	—	—
Net income per share attributable to Cubic, diluted	$0.06	$0.85	$2.59

Anti-dilutive employee share-based awards	—	—	—

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 as we have determined that we will not adopt ASU 2014-09 early. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select. We are currently in the process of modeling the impact of the adoption of the new standard on certain of our long-term contracts in order to assess the expected impacts. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. ASU 2015-03 is effective for us on October 1, 2016. We do not expect that the adoption of this new accounting guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us beginning on October 1, 2016. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for the Company in its fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

NOTE 2—ACQUISITIONS

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

GATR

On February 2, 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our CGD Systems segment and expands our customer base.

GATR’s sales totaled $42.9 million for the year ended September 30, 2016. GATR’s operating income since the acquisition date was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.1 million of compensation expense within general and administrative expenses as of September 30, 2016. Of this $18.1 million amount, $15.8 million is not expected to be deductible for tax purposes. In addition, for the year ended September 30, 2016, GATR incurred charges of $9.7 million for the amortization of intangibles and $0.5 million for acquisition costs. The GATR operating results for the year ended September 30, 2016 include a charge of $0.7 million for the increase in the fair value of contingent consideration. The GATR net loss after taxes for the year ended September 30, 2016 totaled $23.0 million, which included the impact of the charges above.

The estimated fair value of consideration is $220.5 million, which is comprised of cash paid of $231.3 million plus the estimated acquisition-date fair value of contingent consideration of $2.5 million, plus additional held back consideration to be paid in the future estimated at $4.8 million, less the $18.1 million of cash paid to the seller recorded as expense described above. Under the purchase agreement, we will pay the sellers up to $7.5 million of contingent consideration if GATR meets certain gross profit goals for the 12 month periods ended February 28, 2017 and 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of GATR is being paid for predominantly with the proceeds of the borrowings described below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$51.7
Backlog	3.4
Technology	10.7
Non-compete agreements	1.2
Trade name	4.7
Accounts receivable	10.6
Inventory	3.4
Income tax receivable	5.1
Accounts payable and accrued expenses	(2.4)
Deferred tax liabilities	(23.8)
Net identifiable assets acquired	64.6
Goodwill	155.9
Net assets acquired	$220.5

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of GATR with our existing CGD Systems business, including the synergies expected from combining its satellite communications and networking applications technologies with our C4ISR and other products in our CGD Systems portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is generally not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GATR for fiscal years 2017 through 2021 and thereafter is as follows (in millions):

Year Ended
September 30,
2017	$12.7
2018	11.1
2019	9.8
2020	8.3
2021	6.9
Thereafter	13.2

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

For the year ended September 30, 2016, TeraLogics had sales of $14.2 million and net loss after taxes of $1.7 million, including $3.0 million for the amortization of intangibles. In addition, during the quarter ended December 31, 2015 we incurred $0.9 million of transaction and acquisition expenses and a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition.

The estimated fair value of consideration is $33.9 million, which is comprised of cash paid of $28.9 million plus the estimated acquisition-date fair value of contingent consideration of $5.0 million. Under the purchase agreement, we will pay the sellers up to $9.0 million of contingent consideration. Of this amount, up to $6.0 million will be paid if TeraLogics meets certain revenue thresholds in fiscal years 2016, 2017 and 2018; and up to $3.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. The TeraLogics operating results for the year ended September 30, 2016 also include a charge of $1.5 million for the increase in the fair value of contingent consideration.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of TeraLogics for fiscal years 2017 through 2021 and thereafter is as follows (in millions):

Year Ended
September 30,
2017	$3.5
2018	2.8
2019	2.1
2020	1.4
2021	0.8
Thereafter	1.4

H4 Global

On November 4, 2015, we acquired all of the assets of H4 Global, a U.K.-based provider of simulation-based training solutions which complements our CGD Systems segment portfolio.

For the year ended September 30, 2016, the amounts of H4 Global’s sales and net income after taxes included in our Consolidated Statement of Income were $2.2 million and $0.4 million, respectively, including $0.1 million of transaction costs to acquire H4 Global.

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

DTECH

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH Labs, Inc. (DTECH). Based in Sterling, Virginia, DTECH is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

For the year ended September 30, 2016, the amounts of DTECH’s sales and net loss after taxes included in our Consolidated Statement of Income were $20.3 million and $2.1 million, respectively. The DTECH operating results for the year ended September 30, 2016 include a gain of $0.5 million for the decrease in the fair value of contingent consideration and charges of $8.0 million for the amortization of intangibles. For the year ended September 30, 2015, the amounts of DTECH’s sales and net income after taxes included in our Consolidated Statement of Income were $45.8 million and $0.5 million, respectively. Included in DTECH’s operating results are $0.8 million of transaction and acquisition related costs before related income taxes during the year ended September 30, 2015, as well as general and administrative expenses totaling $3.6 million related to the change in the fair value of contingent consideration described below.

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

Approximately $4.7 million of cash consideration (Holdback Consideration) will be paid to the seller over time when certain events occur in the future. At September 30, 2016 the fair value of the Holdback Consideration is estimated to approximate $4.5 million using a discounted cash flow model, based upon the expected timing of the payment of the Holdback Consideration. In addition to the Holdback Consideration, we will pay the seller up to $15.0 million of contingent cash consideration based upon DTECH’s achievement of revenue and gross profit targets. The purchase agreement specifies independent revenue and gross profit targets for the period from our acquisition of DTECH through September 30, 2015, and separately for each of fiscal 2016 and fiscal 2017. At the acquisition date, the total fair value of the contingent consideration was estimated at $3.9 million using a real options approach (see Note 3 for further discussion of fair value measurements). The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings. The cumulative change in the fair value of the contingent consideration was recognized as a gain of $0.5 million in 2016 and an expense of $3.6 million in 2015.

Through September 30, 2016 we have paid $96.3 million to the seller. At September 30, 2016 we have recorded a liability of $6.5 million as an estimate of the additional cash consideration that will be due to the seller in the future, including the Holdback Consideration and contingent consideration.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of DTECH for fiscal years 2017 through 2021 is as follows (in millions):

Year Ended September 30,
2017	$6.8
2018	5.5
2019	4.1
2020	2.8
2021	1.5

Intific

On February 28, 2014 we acquired all of the outstanding capital stock of Intific Inc. (Intific). Intific is focused on software and game-based solutions in modeling and simulation, training and education, cyber warfare, and neuroscience. The acquisition of Intific expanded the portfolio of services and customer base of our CGD Systems segment.

For the year ended September 30, 2016, the amounts of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $17.3 million and $0.8 million, respectively. For the year ended September 30, 2015, the amounts of Intific’s sales and net loss after taxes included in our Consolidated Statement of Income were $14.7 million and $1.8 million, respectively.

The acquisition date fair value of the consideration transferred was $12.4 million. We paid cash of $11.2 million to the sellers in fiscal 2014 and the remaining $1.2 million was paid in fiscal 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.0
Technology	0.7
Backlog	0.7
Other intangible assets	0.2
Accounts receivable	1.5
Deferred tax assets	1.5
Accounts payable and accrued expenses	(0.6)
Deferred tax liabilities	(1.5)
Other net liabilities assumed	0.5
Net identifiable assets acquired	5.0
Goodwill	7.4
Net assets acquired	$12.4

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Intific for fiscal years 2017 through 2020 is as follows (in millions):

Year Ended September 30,
2017	$0.6
2018	0.5
2019	0.2
2020	0.1

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

For the year ended September 30, 2016, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $41.3 million and $7.0 million, respectively. For the year ended September 30, 2015, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $47.0 million and $3.0 million, respectively. For the year ended September 30, 2014, the amounts of ITMS’ sales and net loss after taxes included in our Consolidated Statement of Income were $43.7 million and $2.3 million, respectively. Included in ITMS’ operating results are $0.5 million of transaction costs incurred during the year ended September 30, 2014.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of ITMS for fiscal years 2017 through 2020 is as follows (in millions):

Year Ended September 30,
2017	$3.6
2018	2.7
2019	0.9
2020	0.1

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if GATR, TeraLogics, H4 Global and DTECH had been included in our consolidated results since October 1, 2014 (in millions):

	Year Ended
	September 30,
	2016	2015
Net sales	$1,481.7	$1,512.4

Net income attributable to Cubic	$0.8	$23.1

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

The fair value of contingent consideration liabilities to the sellers of businesses that we have acquired are revalued to their fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using a long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the September 30, 2016 valuations was 17% for TeraLogics, 18% for DTECH and 17% for GATR. The volatility factor used in the September 30, 2015 valuation for DTECH was 22%. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of September 30, 2016, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2014	$—	$—	$—	$—	$—	$—
Initial measurement recognized at acquisition	3,900	—	—	—	—	3,900
Total remeasurement recognized in earnings	3,607	—	—	—	—	3,607
Balance as of September 30, 2015	$7,507	$—	$—	$—	$—	$7,507
Initial measurement recognized at acquisition	—	1,602	2,000	3,100	2,500	9,202
Cash paid to seller	(5,000)	—	(1,000)	—	—	(6,000)
Adjustment to the provisional acquisition date valuation	—	(616)	(100)	—	—	(716)
Total remeasurement recognized in earnings	(507)	(419)	500	1,000	700	1,274
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$11,267

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2016				September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$57,455	$—	$—	$57,455	$68,194	$—	$—	$68,194
Marketable securities	—	12,996	—	12,996	—	30,533	—	30,533
Current derivative assets	—	14,770	—	14,770	—	11,543	—	11,543
Noncurrent derivative assets	—	1,201	—	1,201	—	13,909	—	13,909
Marketable securities in rabbi trust	4	—	—	4	992	—	—	992
Total assets measured at fair value	57,459	28,967	—	86,426	69,186	55,985	—	125,171
Liabilities
Current derivative liabilities	—	13,752	—	13,752	—	9,370	—	9,370
Noncurrent derivative liabilities	—	1,334	—	1,334	—	13,909	—	13,909
Contingent consideration to seller of GATR	—	—	3,200	3,200	—	—	—	—
Contingent consideration to seller of TeraLogics - contract extensions	—	—	1,400	1,400	—	—	—	—
Contingent consideration to seller of TeraLogics - revenue targets	—	—	4,100	4,100	—	—	—	—
Contingent consideration to seller of H4 Global	—	—	567	567	—	—	—	—
Contingent consideration to seller of DTECH	—	—	2,000	2,000	—	—	7,507	7,507
Total liabilities measured at fair value	$—	$15,086	$11,267	$26,353	$—	$23,279	$7,507	$30,786

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	September 30,	September 30,
	2016	2015
Fair value	$210.0	$125.8
Carrying value	$201.0	$126.7

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2016, 2015, or 2014 other than assets and liabilities acquired in business acquisitions.

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2016	2015

U.S. Government Contracts:
Amounts billed	$66,668	$55,656
Recoverable costs and accrued profits on progress completed--not billed	81,624	63,676
	148,292	119,332
Commercial Customers:
Amounts billed	79,955	71,808
Recoverable costs and accrued profits on progress completed--not billed	160,098	191,961
	240,053	263,769
	388,345	383,101
Less unbilled amounts not currently due--commercial customers	(20,926)	(36,809)
	$367,419	$346,292

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2017. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2016 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts.

NOTE 5—INVENTORIES

Significant components of inventories are as follows (in thousands):

	September 30,	September 30,
	2016	2015

Finished products	$10,018	$644
Work in process and inventoried costs under long-term contracts	62,570	66,293
Materials and purchased parts	12,102	2,733
Customer advances	(18,328)	(5,970)
Net inventories	$66,362	$63,700

At September 30, 2016, work in process and inventoried costs under long-term contracts includes approximately $0.7 million in costs incurred outside the scope of work or in advance of a contract award, compared to $1.9 million as of September 30, 2015. We believe it is probable that we will recover the costs inventoried at September 30, 2016, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2016 and 2015 were $2.3 million and $1.8 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2016	2015

Land and land improvements	$16,711	$16,925
Buildings and improvements	51,113	48,637
Machinery and other equipment	70,547	65,948
Software	51,191	21,633
Leasehold improvements	13,266	11,737
Construction and internal-use software development in progress	8,150	18,019
Accumulated depreciation and amortization	(114,662)	(108,209)
	$96,316	$74,690

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

Through September 30, 2016 we have incurred costs of $72.7 million related to the purchase and development of our ERP system, including $45.2 million of costs incurred during fiscal 2016. We recognized expense for $24.9 million and $11.5 million of these costs in fiscal years 2016 and 2015, respectively, for costs that did not qualify for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Income.

We capitalized $16.0 million of qualifying software development costs in fiscal year 2015 and an additional $20.3 million in fiscal 2016 as internal-use software development in progress. On April 1, 2016 we began using certain components of the ERP system. We reclassified the costs of the ERP components that we began using, totaling $28.4 million, into completed software and we began amortizing these costs over the seven year estimated useful life of these software components. We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use.

In 2014 we capitalized internal costs of $5.0 million related to the development of software that is used to design products for CGD Systems’ customers. This software was placed in service in late fiscal 2014. Amortization of this software totaled $1.0 million, $1.0 million, and $0.4 million in fiscal years 2016, 2015, and 2014, respectively.

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements and software amounted to $11.4 million, $10.1 million and $7.8 million in 2016, 2015 and 2014, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment and software other than our ERP system over estimated useful lives ranging from 5 to 10 years.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2016 are as follows (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Balances at October 1, 2014	$59,167	$30,624	$94,350	$184,141
Acquisitions (see Note 2)	—	57,875	—	57,875
Foreign currency exchange rate changes	(3,193)	(924)	—	(4,117)
Balances at September 30, 2015	$55,974	$87,575	$94,350	$237,899
Acquisitions (see Note 2)	—	175,150	—	175,150
Foreign currency exchange rate changes	(6,344)	241	—	(6,103)
Balances at September 30, 2016	$49,630	$262,966	$94,350	$406,946

The components of the net goodwill balances at September 30, 2016 are as follows (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Goodwill	$49,630	$262,966	$145,215	$457,811
Accumulated impairment charges	—	—	(50,865)	(50,865)
Net balances	$49,630	$262,966	$94,350	$406,946

We complete our annual goodwill impairment test each year as of July 1. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations and based upon market multiples from publicly traded comparable companies. For our 2016 impairment test, the estimated fair value of all three of our reporting units exceeded their respective carrying values. As such, there was no impairment of goodwill in 2016. The estimated fair values for our CGD Services and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Systems reporting unit exceeded its carrying value by over 15%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past five years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2017 that could expose us to material impairment charges in the future. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2016			September 30, 2015
				Gross
	Gross Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Contract and program intangibles	$209,511	$(123,645)	85,866	$156,847	$(96,916)	59,931
Other purchased intangibles	57,463	(19,926)	37,537	28,169	(15,164)	13,005
Total	$266,974	$(143,571)	$123,403	$185,016	$(112,080)	$72,936

Total amortization expense for 2016, 2015 and 2014 was $34.1 million, $27.6 million and $22.6 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2016, for each of the next five years and thereafter (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total
2017	$5,790	$23,842	$2,752	$32,384
2018	4,869	19,875	2,075	26,819
2019	2,862	16,240	1,434	20,536
2020	944	12,559	790	14,293
2021	698	9,186	707	10,591
Thereafter	543	14,606	3,631	18,780
	$15,706	$96,308	$11,389	$123,403

NOTE 8—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2016	2015

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$50,000
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	50,000
Series C senior unsecured notes payable to a group of insurance companies, interest fixed at 3.70%	25,000	25,000
Series D senior unsecured notes payable to a group of insurance companies, interest fixed at 3.93%	75,000	—
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	1,012	1,705
	201,012	126,705
Less current portion	(450)	(525)
	$200,562	$126,180

Maturities of long-term debt for each of the five years in the period ending September 30, 2021, are as follows: 2017 — $0.5 million; 2018 — $0.5 million; 2019 — $0.1 million; 2020 — $10.7 million; 2021 — $35.7 million

Interest paid amounted to $11.0 million, $4.8 million and $4.1 million in 2016, 2015 and 2014, respectively.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes, bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

At the beginning of fiscal 2016, we had a committed five-year revolving credit agreement expiring in May 2017, with a group of financial institutions in the amount of $200.0 million. On February 2, 2016, we and the group of financial institutions increased the revolving line of credit available under this agreement to $400.0 million and we borrowed $150.0 million as a source of financing for the purchase of GATR. In connection with this increase in the facility size, certain debt covenant definitions and limitations were modified to increase our leverage capacity. On August 11, 2016 we executed the Third Amended and Restated Credit Agreement (Revolving Credit Agreement) to extend the maturity to August 11, 2021, add a new financial institution to the group of creditors and amend certain terms and covenants. Borrowings under the agreement bear a variable rate of interest, which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At September 30, 2016, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.5%. Debt issuance costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Debt issuance costs are recorded in Prepaid expenses and other current assets on the Company’s consolidated balance sheets, and will be amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At September 30, 2016, the Company’s total debt issuance costs have an unamortized balance of $2.9 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2016, there were borrowings totaling $240.0 million under this agreement and there were letters of credit outstanding totaling $20.7 million, which reduce the available line of credit to $139.3 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At September 30, 2016 there were letters of credit outstanding under this agreement of $62.7 million. Restricted cash at September 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.1 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2016 was $6.2 million and is classified as restricted cash in our Consolidated Balance Sheet.

As of September 30, 2016, we had letters of credit and bank guarantees outstanding totaling $79.2 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.6 million as of September 30, 2016, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.3 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At September 30, 2016, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2016, these agreements restrict such distributions to shareholders to a maximum of $48.7 million per fiscal year.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.2 million and $8.8 million as of September 30, 2016 and 2015, respectively.

NOTE 9—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2030. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.3 million in 2016, $0.3 million in 2015 and $0.2 million in 2014) for all operating leases amounted to $12.7 million, $11.9 million and $12.0 million in 2016, 2015 and 2014, respectively. Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2016 (in thousands):

2017	$12,397
2018	11,132
2019	8,514
2020	6,599
2021	6,097
Thereafter	15,263
$60,002

NOTE 10—INCOME TAXES

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2016	2015	2014
	(in thousands)
United States	$(57,176)	$(18,712)	$(22,788)
Foreign	49,699	90,623	112,199
Total	$(7,477)	$71,911	$89,411

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2016	2015	2014
	(in thousands)
Current:
Federal	$2,469	$(2,433)	$(8,049)
State	(231)	723	918
Foreign	8,249	20,266	25,705
Total current	10,487	18,556	18,574

Deferred:
Federal	(15,614)	24,112	1,296
State	(4,365)	5,710	(1,232)
Foreign	280	619	1,193
Total deferred	(19,699)	30,441	1,257
Provision for income taxes	$(9,212)	$48,997	$19,831

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2016	2015	2014
	(in thousands)

Tax expense at U.S. statutory rate	$(2,616)	$25,169	$31,294
State income taxes, net of federal tax effect	(1,199)	(34)	111
Nondeductible expenses (1)	7,828	1,555	1,319
Change in reserve for tax contingencies	1,320	(1,192)	(601)
Change in deferred tax asset valuation allowance (2)	(9,228)	37,589	921
Foreign income taxed at less than statutory rate	(2,999)	(11,924)	(12,783)
Research and development credits (3)	(2,542)	(2,248)	(584)
Other	224	82	154
Provision for income taxes	$(9,212)	$48,997	$19,831

(1) In 2016, we recorded $6.3 million of tax expense related to nondeductible acquisition related compensation expenses

(2) In 2016, we recorded a net tax benefit primarily related to a business combination in which we acquired significant U.S. deferred tax liabilities as well as a utilization and subsequent release of the deferred tax valuation allowance in Australia. In 2015, we recorded a full valuation allowance on U.S. net deferred tax assets with a charge to expense of $35.8 million.

(3) In both 2016 and 2015, we recorded tax benefits of $1.0 million and $1.2 million, respectively, related to the reinstatement of the research and development tax credit.

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2016	2015
	(in thousands)

Deferred tax assets:
Accrued employee benefits	$15,133	$12,597
Long-term contracts and inventory valuation reductions	12,697	13,297
Allowances for loss contingencies	5,754	3,793
Deferred compensation	4,369	4,252
Property, plant and equipment	—	1,611
Intangible assets	—	8,037
Retirement benefits	12,282	8,040
Tax credit carryforwards	16,512	11,151
Net operating losses carryforwards	12,713	14,795
Other	2,796	1,380
Total gross deferred tax assets	82,256	78,953
Valuation allowance	(47,887)	(54,759)
Total deferred tax assets	34,369	24,194

Deferred tax liabilities:
Deferred revenue	(19,952)	(23,981)
Unremitted foreign earnings	(2,347)	(535)
Property, plant and equipment	(33)	—
Intangible assets	(12,894)	—
Foreign currency mark-to-market	(191)	—
Other	(740)	(2,226)
Total deferred tax liabilities	(36,157)	(26,742)
Net deferred tax asset (liability)	$(1,788)	$(2,548)

The deferred tax assets and liabilities for fiscal 2016 and 2015 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2016 includes changes that are recorded to Other Comprehensive Income (OCI) and Goodwill.

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse. Certain items within the 2015 presentation of the components of deferred tax assets and liabilities have been reclassified to conform to the current year presentation. The reclassifications primarily relate to differences of $0.5 million related to unremitted foreign earnings and $0.5 million of charitable contribution carryovers that were reclassified from other deferred tax liabilities to unremitted foreign earnings and other deferred tax assets, respectively.

On October 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Consolidated Balance Sheet for all periods after adoption. No prior periods were retrospectively adjusted.

At September 30, 2016, we have federal and state income tax credit carryforwards of $8.2 million and $17.9 million, respectively, which will expire at various dates beginning in 2023. Such credit carryforwards (in thousands) expire as follows:

U.S. foreign tax credits	$4,818	2023-2026
U.S. research and development tax credits	3,405	2035-2036
State research and development tax credits	17,911	Do not expire

We have federal, state and foreign net operating losses (in thousands) which expire as follows:

U.S. net operating loss carryforwards	$12,933	2036
State net operating loss carryforwards	51,791	2020-2036
Foreign net operating loss carryforwards	23,046	Do not expire

We evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance was required. After considering our recent history of U.S. losses, we recorded a valuation allowance during fiscal year 2015 on our net U.S. deferred tax assets, with a corresponding charge to our income tax provision of $35.8 million and ended the year with a U.S. valuation allowance of $47.5 million.

During fiscal 2016 the U.S. valuation allowance decreased $3.8 million to a balance of $43.7 million. The net decrease primarily related to acquired deferred tax liabilities of $23.8 million offset by current year activity of $20.0 million, which included the generation of unused tax credits and net operating losses. As of September 30, 2016, we maintained a valuation allowance against our U.S. net deferred tax assets as it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved.

In addition, after considering our cumulative three-year income position in Australia and future sources of income in the near-term, we determined that a valuation allowance was no longer required and the existing $3.1 million valuation allowance was either utilized or reversed in fiscal 2016.

As of September 30, 2016, a total valuation allowance of $47.9 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign assets. For fiscal 2016, the valuation allowance was reduced by $6.9 million, of which $9.2 million was recorded as a net tax benefit in our Consolidated Statement of Income, offset primarily by amounts recorded through Other Comprehensive Income related to retirement benefits.

The non-cash charge to increase or decrease a valuation allowance does not have any impact on our cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the Consolidated Statement of Income for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the Consolidated Statement of Income. If sufficient positive evidence arises in the future, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.

We do not provide for U.S. income taxes on the earnings of foreign subsidiaries which are considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for repatriation. As of September 30, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $389.5 million of which $360.0 million originates from the U.K. We continually evaluate the financial requirements of our U.S. operations as well as funding requirements outside the U.S. for potential acquisitions, market growth and ongoing operations to determine the amount of excess capital, if any, that is available for distribution. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and foreign withholding taxes, but would also be able to offset unrecognized foreign tax credit carryforwards, if any. It is not practicable for us to determine the total amount of unrecognized deferred U.S. income tax liability because of the complexities associated with its hypothetical calculation.

During the year ended September 30, 2016; we identified two errors in our income tax accounting. These errors understated income tax expense for years prior to fiscal year 2016 by a cumulative amount of $3.0 million, and the impact of correcting these errors in fiscal 2016 was to overstate income tax expense in 2016 by $3.0 million. Based on a qualitative and quantitative analysis of these errors, management concluded that all such errors are cumulatively and individually considered immaterial to the financial statements for all periods presented. As such, these errors have been corrected in the financial statements for the year ended September 30, 2016.

Accounting for Uncertainty in Income Taxes

During fiscal 2016 and 2015, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Years ended September 30,	2016	2015
	(in thousands)

Balance at beginning of year	$12,619	$7,306
Additions (reductions) for tax positions taken in prior years:	3,641	—
Recognition of benefits from expiration of statutes	(359)	(1,068)
Other	—	3,125
Additions for tax positions related to the current year	986	472
Additions for tax positions related to current year acquisitions	45	2,784
Balance at end of year	$16,932	$12,619

At September 30, 2016 and 2015, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.5 million and $4.5 million, respectively. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to approximately $4.4 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because our tax positions are sustained or because we agree to the disallowance and pay the related income tax. We recognize interest and/or penalties related to income tax matters in income tax expense. The amount of net interest and penalties recognized as a component of income tax expense during 2016, 2015 and 2014 was not material. Interest and penalties accrued at September 30, 2016 and 2015 amounted to $1.6 million and $1.2 million, respectively, bringing the total net liability for uncertain tax issues to $15.5 million and $10.9 million, respectively, as of September 30, 2016 and 2015.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2016, the fiscal years open under the statute of limitations in significant jurisdictions include 2012 through 2016 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $14.2 million, $15.2 million and $27.3 million in 2016, 2015 and 2014, respectively.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to limit our exposure to foreign currency exchange rate risk we generally hedge those commitments greater than $50,000 by using foreign currency exchange forward and option contracts for periods up to 3 years that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, Euro, Swedish krona, New Zealand dollar and Australian dollar. These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. We do not use any derivative financial instruments for trading or other speculative purposes.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2016 and 2015 (in thousands):

	Notional Principal
	September 30, 2016	September 30, 2015
Instruments designated as accounting hedges:
Foreign currency forwards	$158,664	$217,796

Instruments not designated as accounting hedges:
Foreign currency forwards	$115,070	$142,820

Included in the amounts not designated as accounting hedges at September 30, 2016 and 2015 were foreign currency forwards with notional principal amounts of $78.4 million and $117.8 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized losses of $8.2 million and unrealized gains of $5.3 million were recognized in other income (expense), net for the fiscal years ended September 30, 2016 and 2015, respectively.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2016 and 2015. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of September 30, 2016 or 2015.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2016 and 2015 (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2016	September 30, 2015
Asset derivatives:
Foreign currency forwards	Other current assets	$14,769	$11,321
Foreign currency forwards	Other noncurrent assets	1,201	13,909
		$15,970	$25,230
Liability derivatives:
Foreign currency forwards	Other current liabilities	$13,752	$9,370
Foreign currency forwards	Other noncurrent liabilities	1,333	13,909
Total		$15,085	$23,279

The tables below present gains and losses recognized in OCI for the years ended September 30, 2016 and 2015 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Years ended September 30,	2016		2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(806)	$1,522	$1,165	$1,257

Losses of $0.1 million and gains of $0.1 million from derivative instruments and hedging activities classified as not highly effective were recognized in other income (expense), net for the years ended September 30, 2016 or 2015, respectively. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.7 million, net of income taxes.

NOTE 12—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Consolidated Balance Sheets and totaled $10.6 million and $9.9 million at September 30, 2016 and 2015, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities, which was comprised entirely of life insurance contracts as of September 30, 2016, was $3.6 million. The total carrying value of the assets set aside to fund deferred compensation liabilities as of September 30, 2015 was $2.9 million, which included life insurance contracts with a carrying value of $1.9 million and marketable securities with a carrying value of $1.0 million. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Consolidated Statements of Income.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require us to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, we match a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $15.6 million, $14.2 million and $19.6 million in 2016, 2015 and 2014, respectively.

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

During fiscal year 2016, we partially settled our remaining obligations associated with its U.S. plan. The plan offered certain retired, vested participants the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution was paid out from plan assets in September 2016 and resulted in a settlement loss of $2.7 million, which is recorded in other non-operating expense for the year ended September 30, 2016.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2016, we expect to make contributions of approximately $3.9 million in 2017. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2016 and expected to be recognized in net pension cost during fiscal 2017 is a loss of $4.2 million ($3.2 million net of income tax). The unrecognized actuarial loss was $41.6 million in fiscal year 2016 which was primarily driven by the reduction in discount rates used in the calculation of the net benefit obligation. No plan assets are expected to be returned to us in 2017.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans were as follows (in thousands):

September 30,	2016	2015

Projected benefit obligation	$241,117	$227,527
Accumulated benefit obligation	241,117	227,527
Fair value of plan assets	194,253	201,502

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2016	2015
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$227,527	$224,201
Service cost	595	670
Interest cost	8,972	9,073
Actuarial loss	41,583	8,203
Plan amendments	—	—
Gross benefits paid	(8,365)	(7,047)
Settlements	(10,424)	—
Foreign currency exchange rate changes	(18,771)	(7,573)
Net benefit obligation at the end of the year	241,117	227,527

Change in plan assets:
Fair value of plan assets at the beginning of the year	201,502	206,982
Actual return on plan assets	23,775	2,815
Employer contributions	4,271	6,206
Gross benefits paid	(8,365)	(7,047)
Settlements	(10,424)	—
PBGC Premium paid	(362)	—
Administrative expenses	(925)	(682)
Foreign currency exchange rate changes	(15,219)	(6,772)
Fair value of plan assets at the end of the year	194,253	201,502

Unfunded status of the plans	(46,864)	(26,025)
Unrecognized net actuarial loss	72,909	51,087
Net amount recognized	$26,045	$25,062

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(72,909)	$(51,087)
Deferred tax asset	19,236	15,260
Valuation allowance on deferred tax asset	(5,153)	(3,415)
Accumulated other comprehensive loss	$(58,826)	$(39,242)

The components of net periodic pension cost (benefit) were as follows (in thousands):

Years ended September 30,	2016	2015	2014
Service cost	$595	$670	$636
Interest cost	8,972	9,073	9,967
Expected return on plan assets	(13,182)	(13,835)	(13,183)
Amortization of actuarial loss	1,869	705	802
Settlement loss	2,671	—	—
Administrative expenses	177	163	152
Net pension cost (benefit)	$1,102	$(3,224)	$(1,626)

Years ended September 30,	2016	2015	2014
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	3.0%	4.1%	4.2%
Rate of compensation increase	3.1%	3.1%	3.2%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	4.1%	4.2%	4.8%
Expected return on plan assets	6.8%	6.9%	7.0%
Rate of compensation increase	3.1%	3.2%	4.4%

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

The target ranges for each major category of the plans’ assets at September 30, 2016 are as follows:

Allocation
Asset Category	Range
Equity securities	20% to 55%
Debt securities	25% to 75%
Cash	0% to 55%
Real estate	0% to 10%

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. The following tables present the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 3 for a description of each level within the fair value hierarchy. Beginning in 2015 our plans began investing in diversified growth funds that hold underlying investments in equities, fixed-income securities, commodities, and real estate.

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

	September 30, 2016				September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,496	$1,575	$—	$3,071	$766	$988	$—	$1,754
Equity:
U.S. equity securities	—	35,589	—	35,589	—	38,912	—	38,912
Foreign equity securities	—	48,288	—	48,288	—	45,120	—	45,120
Fixed Income:
U.S. fixed-income funds	—	46,292	—	46,292	—	49,744	—	49,744
U.K. fixed-income funds	—	25,927	—	25,927	—	24,707	—	24,707
Diversified growth fund	—	27,525		27,525	—	33,099		33,099
Real Estate	—	—	7,561	7,561	—	—	8,166	8,166
Total	$1,496	$185,196	$7,561	$194,253	$766	$192,570	$8,166	$201,502

The following table presents the changes in the fair value of plan assets categorized as Level 3 in the preceding table (in thousands):

Real Estate
Balance as of October 1, 2014	$7,096
Realized and unrealized gains, net	1,142
Purchases, sales and settlements, net	(72)
Balance as of September 30, 2015	8,166
Realized and unrealized gains, net	859
Purchases, sales and settlements, net	(1,464)
Balance as of September 30, 2016	$7,561

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2016 and 2015.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2017	$8,073
2018	8,229
2019	8,646
2020	9,067
2021	9,289
2022-2026	49,574

NOTE 13—STOCKHOLDERS’ EQUITY

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through September 30, 2016, the Compensation Committee has granted 740,384 RSUs with time-based vesting and 785,256 RSUs with performance-based vesting under this program.

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

Through September 30, 2016, Cubic has granted 1,525,640 RSUs of which 345,318 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At September 30, 2016, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 409,619.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at October 1, 2014	642,949	$43.76
Granted	322,428	48.10
Vested	(160,499)	45.91
Forfeited	(44,976)	46.65
Unvested at September 30, 2015	759,902	$47.24
Granted	471,627	43.72
Vested	(130,678)	46.94
Forfeited	(211,722)	44.86
Unvested at September 30, 2016	889,129	$45.98

As of September 30, 2016, approximately 914,701 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2016, 143,726 RSU’s vested.

NOTE 14— STOCK-BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards of $8.8 million for the year ended September 30, 2016, which was comprised of the following (in thousands):

Cost of sales	$1,043
Selling, general and administrative	7,719
$8,762

As of September 30, 2016, there was $35.7 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $18.8 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2016. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

NOTE 15—LEGAL MATTERS

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are investigating the matter and plan to vigorously defend the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. Due to the preliminary nature of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CGD Services provides training, operations, intelligence, maintenance, technical and other services to the U.S. government and allied nations. CGD Systems performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment. CGD Systems products include customized military range instrumentation, laser based training systems, and virtual simulation systems. CGD systems also includes our secure communications business, called CMS, which offers products such as datalinks, power amplifiers, avionics systems, modular networking and baseband communications equipment, deployable satellite communication terminal solutions, real-time video processing, exploitation and dissemination, and cross domain hardware solutions to address multi-level security requirements.

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

Business segment financial data is as follows (in millions):

	Year Ended
	September 30,
	2016	2015	2014
Sales:
Cubic Transportation Systems	$586.4	$566.8	$599.7
Cubic Global Defense Systems	484.2	462.1	400.6
Cubic Global Defense Services	391.1	402.1	398.1
Total sales	$1,461.7	$1,431.0	$1,398.4

Operating income (loss):
Cubic Transportation Systems	$57.5	$75.9	$65.9
Cubic Global Defense Systems	(17.1)	18.4	26.8
Cubic Global Defense Services	11.2	6.6	7.8
Unallocated corporate expenses	(44.4)	(25.5)	(8.0)
Total operating income	$7.2	$75.4	$92.5

Assets:
Cubic Transportation Systems	$338.2	$410.0	$422.2
Cubic Global Defense Systems	616.2	341.2	252.4
Cubic Global Defense Services	191.2	200.7	195.8
Corporate	359.1	348.4	324.2
Total assets	$1,504.7	$1,300.3	$1,194.6

Depreciation and amortization:
Cubic Transportation Systems	$8.2	$10.8	$11.5
Cubic Global Defense Systems	28.7	17.1	7.4
Cubic Global Defense Services	5.2	8.5	10.7
Corporate	3.4	1.3	0.8
Total depreciation and amortization	$45.5	$37.7	$30.4

Capital expenditures:
Cubic Transportation Systems	$2.2	$2.0	$1.8
Cubic Global Defense Systems	8.9	0.6	13.2
Cubic Global Defense Services	—	—	—
Corporate	21.0	19.6	1.6
Total expenditures for long-lived assets	$32.1	$22.2	$16.6

Years ended September 30,	2016	2015	2014

Geographic Information:
Sales (a):
United States	$827.0	$765.0	$749.9
United Kingdom	243.0	282.4	294.4
Canada	44.6	17.6	9.0
Australia	154.0	164.6	161.9
Middle East	71.0	67.7	42.0
Far East	57.4	55.3	76.6
Other	64.7	78.4	64.6
Total sales	$1,461.7	$1,431.0	$1,398.4

(a)	Sales are attributed to countries or regions based on the location of customers.

Long-lived assets, net:
United States	$86.3	$65.8	$49.8
United Kingdom	5.3	8.6	9.3
Other foreign countries	9.4	4.3	6.3
Total long-lived assets, net	$101.0	$78.7	$65.4

CGD Services and CGD Systems segment sales include $657.9 million, $670.0 million and $651.1 million in 2016, 2015 and 2014, respectively, of sales to U.S. government agencies. CTS segment sales include $156.3 million, $183.2 million and $213.2 million in 2016, 2015 and 2014, respectively, of sales under various contracts with our customer, Transport for London (TfL). No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $2.8 million in 2016, decreased operating income by approximately $14.5 million in 2015 and increased operating income by approximately $1.3 million in 2014. These adjustments decreased net income by approximately $1.6 million ($0.06 per share) in 2016, decreased net income by approximately $8.0 million ($0.30 per share) in 2015 and increased net income by approximately $3.5 million ($0.13 per share) in 2014.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our legacy transportation systems service contracts that terminated in late fiscal 2015 contained annual system usage incentive which were based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives were not considered fixed or determinable until the end of the contract year for which the incentives are measured, which fell within the second quarter of our fiscal year. During the second quarter of fiscal years ended September 30, 2015 and 2014, we recognized sales of $9.3 million and $12.2 million, respectively related to annual system usage incentives on this transportation systems contract. In August 2015 we completed this contract and recognized an additional $3.1 million related to the final amount of system usage incentives. The recognition of these system usage incentives resulted in additional operating income of the same amounts in these respective periods. Upon completion of this contract we entered into a new service contract with this customer that is structured differently than the contract that completed in August 2015; the new contract does not have any significant system usage incentives.

In fiscal years 2016, 2015, and 2014 we conducted a number of restructuring initiatives. In 2016, we incurred a total of $1.9 million of charges related to restructuring. In fiscal 2016 our CGD-Systems and CGD-Services segments incurred restructuring costs in connection with the formalization of CMS, a business division within our CGD Systems segment that includes our C4ISR subsidiaries and product offerings. CGD-Systems and CGD Services incurred cumulative restructuring charges of $0.9 million in connection with this initiative. In addition, during fiscal 2016, our CTS business implemented a restructuring plan to reduce headcount by approximately 20 in order to rebalance our resources with work levels. CTS incurred resulting restructuring charges of $1.0 million in connection with this initiative.

In 2015, we incurred a total of $6.3 million of charges related to restructuring. In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single organization to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. CGD Systems and CGD Services incurred restructuring charges of $4.6 million and $0.6 million, respectively, in connection with these restructuring activities. In addition, CTS incurred $0.6 million of restructuring costs and we incurred $0.5 million of unallocated corporate expenses related to various restructuring activities.

In 2014, we incurred restructuring charges of $1.1 million primarily by our CTS business in September 2014 as a result of a planned reduction of employee headcount in the U.S. by approximately 20. This restructuring was predominantly driven by the reduction in work on certain contracts that were in the process of moving from the design and build phase to the services phase.

Restructuring charges (reversals) incurred by business segment were as follows (in millions):

	Year Ended
	September 30,
	2016	2015	2014

Restructuring costs (reversals):
Cubic Transportation Systems	$1.0	$0.6	$0.7
Cubic Global Defense Systems	0.3	4.6	0.5
Cubic Global Defense Services	0.6	0.6	—
Unallocated corporate expenses and other	—	0.5	(0.1)
Total restructuring costs (reversals)	$1.9	$6.3	$1.1

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Employee Separation
Balance as of October 1, 2014	$776
Accrued costs	6,272
Cash payments	(5,155)
Liability as of September 30, 2015	$1,893
Accrued costs	1,852
Cash payments	(3,096)
Liability as of September 30, 2016	$649

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred. The total costs of each of the restructuring plans described above are not expected to be significantly greater than the charges incurred to date.

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2016 and 2015:

					Year
	Three Months Ended				Ended
Fiscal 2016	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$406,588	$375,240	$366,024	$313,813	$1,461,665
Operating income (loss)	10,488	13,893	(9,086)	(8,077)	7,218
Net income (loss) attributable to Cubic	(7,493)	4,498	10,144	(5,414)	1,735
Net income (loss) per share, basic	(0.29)	0.17	0.38	(0.20)	0.06
Net income (loss) per share, diluted	(0.29)	0.17	0.38	(0.20)	0.06

					year
	Three Months Ended				Ended
Fiscal 2015	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$425,917	$347,806	$338,834	$318,488	$1,431,045
Operating income	34,709	10,293	23,206	7,179	75,387
Net income (loss) attributable to Cubic	19,977	8,780	(11,024)	5,152	22,885
Net income (loss) per share, basic	0.74	0.33	(0.41)	0.19	0.85
Net income (loss) per share, diluted	0.74	0.33	(0.41)	0.19	0.85

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating profit by approximately $1.3 million in the three months ended September 30, 2016 and increased operating profit by approximately $0.7 million in the three months ended September 30, 2015. These adjustments increased net income by approximately $0.9 million ($0.03 per share) in the three months ended September 30, 2016 and increased net income by approximately $0.5 million ($0.02 per share) in the three months ended and September 30, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 22, 2016

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2016, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an evaluation of the design and operation of internal controls of GATR Technologies Inc. which we acquired in

February 2016 and which was included in the 2016 consolidated financial statements of Cubic Corporation and consisted of $223.6 million and $197.6 million of total and net assets, respectively, as of September 30, 2016 and $43.1 million and $26.4 million of net sales and operating loss, respectively, for the year then ended.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We do, however, anticipate that there will be such changes in the first quarter of fiscal year 2017 related to the transition of certain of our businesses onto our new enterprise resource planning (ERP) system. During the third quarter of fiscal 2016, our corporate operations, including corporate payroll, corporate general ledger, corporate procurements and payments, and corporate cash receipts functions transitioned to a new ERP system and, accordingly, we modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system. The transition of our remaining operations to our new ERP system will be significantly broader than those operations transitioned to date and will occur in phases in fiscal 2017.  The first such phase will begin on October 1, 2016 with the transition of certain of our CGD Systems companies in the U.S. to our new ERP system. We believe that the new ERP system and related changes to processes and internal controls will ultimately enhance our internal control over financial reporting while providing us with the ability to scale our business.

Item 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GATR Technologies, Inc. (GATR), which is included in the 2016 consolidated financial statements of Cubic Corporation and constituted $223.6 million and $197.6 million of total and net assets, respectively, as of September 30, 2016 and $42.9 million and $23.0 million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cubic Corporation also did not include an evaluation of the internal control over financial reporting of GATR.

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 22, 2016

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, which appears on our website at: http://www.cubic.com/corp1/invest/governance.html.  We intend to disclose future amendments to certain provisions of our code of ethics, or waivers of such provisions granted to one of these specified officers, on our website within four business days following the date of such amendment or waiver.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report:

(1)The following consolidated financial statements of Cubic Corporation, as referenced in Item 8 of this Form 10-K:

(2)The following consolidated financial statement schedules of Cubic Corporation and subsidiaries:

None are required under the applicable accounting rules and regulations of the SEC.

(b)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
4.1	Form of Common Stock Certificate. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2012, file No. 001-08931, Exhibit 4.1.
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
10.5*

Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.5.

10.6*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.6.
10.7*	Incentive Bonus Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 10.1.
10.8*	Severance Policy for Cubic Employees. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015, file No. 001-08931, Exhibit 10.2.
10.9*

Separation Agreement, dated February 27, 2015, by and between Cubic Corporation and William W. Boyle. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2015, file No. 001-08931, Exhibit 10.6.

10.10*

Employment Transition Agreement, dated September 11, 2015, by and between Cubic Corporation and Stephen Shewmaker. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.9.

10.11*

Letter Agreement regarding director compensation, dated September 1, 2015, by and between Cubic Corporation and Janice M. Hamby. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.10.

10.12*†

Separation Agreement, dated June 13, 2016, by and between Cubic Corporation and William J. Toti. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2016, file No. 001-08931, Exhibit 10.1.

10.13*	Amended and Restated Deferred Compensation Plan dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, file No. 001-08931, Exhibit 10.1.
10.14*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
10.15	Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.
10.16

Second Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.

10.17

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015, file No. 001-08931, Exhibit 10.3.

10.18

Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 2, 2016, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.1.

10.19

Third Amended and Restated Credit Agreement, dated as of August 11, 2016, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 8-K filed August 11, 2016, file No. 001-08931, Exhibit 10.1.

10.20

Amended and Restated Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of February 2, 2016, by and among Cubic Corporation, the Guarantors (as defined therein), PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.2.

10.21

Second Amended and Restated Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of August 11, 2016, by and among Cubic Corporation, the Guarantors (as defined therein), PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed August 11, 2016, file No. 001-08931, Exhibit 10.2.

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
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

† Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/22/16	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/22/16	/s/ Bradley H. Feldmann	11/22/16	/s/ Walter C. Zable
Date	BRADLEY H. FELDMANN,	Date	WALTER C. ZABLE,
	President and		Chairman of the Board of
	Chief Executive Officer, Director		Directors
(Principal Executive Officer)

11/22/16	/s/ John D. Thomas	11/22/16	/s/ Mark A. Harrison
Date	JOHN D. THOMAS,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

11/22/16	/s/ Bruce G. Blakley	11/22/16	/s/ Janice M. Hamby
Date	BRUCE G. BLAKLEY,	Date	JANICE M. HAMBY,
	Director		Director

11/22/16	/s/ Edwin A. Guiles	11/22/16	/s/ Steven J. Norris
Date	EDWIN A. GUILES,	Date	STEVEN J. NORRIS,
	Director		Director

11/22/16	/s/ Robert S. Sullivan	11/22/16	/s/ John H. Warner
Date	ROBERT S. SULLIVAN,	Date	JOHN H. WARNER,
	Director		Director