Form 10-Q
period 2016-12-31
CUBIC CORP /DE/
filed 2017-02-09
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2016

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

As of January 30, 2017, registrant had only one class of common stock of which there were 27,103,016 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2016	2015
Net sales:
Products	$144,760	$124,969
Services	189,917	188,844
	334,677	313,813
Costs and expenses:
Products	104,612	99,192
Services	151,142	154,656
Selling, general and administrative expenses	63,758	58,491
Research and development	9,020	3,482
Amortization of purchased intangibles	9,355	6,455
Restructuring costs	891	(386)
	338,778	321,890

Operating loss	(4,101)	(8,077)

Other income (expenses):
Interest and dividend income	247	398
Interest expense	(3,540)	(1,338)
Other income (expense), net	(547)	175

Loss before income taxes	(7,941)	(8,842)

Income tax benefit	(5,073)	(3,428)

Net loss	$(2,868)	$(5,414)

Net loss per share:
Basic	$(0.11)	$(0.20)
Diluted	$(0.11)	$(0.20)

Weighted average shares used in per share calculations:
Basic	27,086	26,964
Diluted	27,086	26,964

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2016	2015
Net loss	$(2,868)	$(5,414)
Other comprehensive income (loss):
Foreign currency translation	(20,518)	(8,503)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	466	28
Adjustment for net gains/losses realized and included in net income, net of tax	(865)	(969)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(399)	(941)
Total other comprehensive loss	(20,917)	(9,444)
Total comprehensive loss	$(23,785)	$(14,858)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2016	2016
ASSETS

Current assets:
Cash and cash equivalents	$166,339	$197,127
Restricted cash	79,874	75,648
Marketable securities	12,353	12,996
Accounts receivable - net	342,606	382,581
Recoverable income taxes	4,613	9,706
Inventories - net	98,710	66,362
Other current assets	26,093	38,231
Total current assets	730,588	782,651

Long-term contract receivables	21,130	20,926
Long-term capitalized contract costs	63,492	65,382
Property, plant and equipment, net	96,550	96,316
Deferred income taxes	9,966	2,194
Goodwill	408,372	406,946
Purchased intangibles, net	118,012	123,403
Other assets	7,187	6,590
Total assets	$1,455,297	$1,504,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$241,800	$240,000
Trade accounts payable	63,441	81,172
Customer advances	57,682	49,481
Accrued compensation and other current liabilities	122,451	147,690
Income taxes payable	2,280	1,450
Current portion of long-term debt	428	450
Total current liabilities	488,082	520,243

Long-term debt	200,165	200,291
Other long-term liabilities	100,959	93,978

Shareholders’ equity:
Common stock	32,756	32,756
Retained earnings	810,147	813,035
Accumulated other comprehensive loss	(140,734)	(119,817)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	666,091	689,896
Total liabilities and shareholders’ equity	$1,455,297	$1,504,408

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2016	2015
Operating Activities:
Net loss	$(2,868)	$(5,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,444	8,948
Share-based compensation expense	2,314	2,118
Change in fair value of contingent consideration	(1,314)	809
Changes in operating assets and liabilities, net of effects from acquisitions	(4,478)	(56,048)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,098	(49,587)

Investing Activities:
Acquisition of businesses, net of cash acquired	(12,924)	(29,718)
Purchases of property, plant and equipment	(6,674)	(10,360)
Purchases of marketable securities	(6,246)	(7,541)
Proceeds from sales or maturities of marketable securities	6,246	14,176
Proceeds from sale of fixed assets	1,233	—
NET CASH USED IN INVESTING ACTIVITIES	(18,365)	(33,443)

Financing Activities:
Proceeds from short-term borrowings	36,800	72,600
Principal payments on short-term borrowings	(35,000)	(22,600)
Principal payments on long-term debt	(107)	(131)
Purchase of common stock	(2,314)	(1,658)
Dividends paid	(20)	—
Contingent consideration payments related to acquisitions of businesses	(1,988)	(1,679)
Net change in restricted cash	(4,226)	(2,412)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,855)	44,120

Effect of exchange rates on cash	(12,666)	(8,203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,788)	(47,113)

Cash and cash equivalents at the beginning of the period	197,127	218,476

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$166,339	$171,363

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$1,093	$—
Liability incurred to acquire TeraLogics, net	$—	$5,098
Liability incurred to acquire H4 Global, net	$—	$1,568

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2016

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the policies described in our Annual Report on Form 10-K for the year ended September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 as we have determined that we will not adopt ASU 2014-09 early. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select. We have assigned a task force within the Company to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of modeling the impact of the adoption of the new standard on certain of our long-term contracts in order to assess the expected impacts. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide footnote disclosures if conditions give rise to substantial doubt about a company’s ability to continue as a going concern. We adopted ASU 2014-15 on October 1, 2016. This adoption had no significant impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. We adopted ASU 2015-03 on October 1, 2016. This adoption had no significant impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 on October 1, 2016. This adoption had no significant impact on our financial statements.

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

In February 2016, the FASB issued ASU  2016-02, Leases. Under the new guidance, leasees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements. We do not intend to adopt the new guidance early.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. The adoption of this standard is anticipated to affect our presentation of restricted cash within out statement of cash flows. We are currently evaluating whether to adopt the new guidance early.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for us in our fiscal year beginning October 1, 2018 and early adoption is allowed for certain transactions. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

Note 2 — Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Vocality

On November 30, 2016, we acquired all of the outstanding capital stock of Vocality International (Vocality), based in Shackleford, United Kingdom, a provider of embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput. Vocality contributes to our Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) portfolio of products for our Cubic Global Defense Systems (CGD Systems) segment and expands our defense customer base. Vocality also sells its technology in the broadcast, oil and gas, mining, and maritime markets.

Vocality’s sales totaled $0.1 million since the acquisition date. Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. In addition, during the quarter ended December 31, 2016, we incurred charges of $0.4 million for acquisition costs which have been reflected in Vocality’s earnings. The Vocality net loss after taxes for the period from the acquisition date through December 31, 2016 totaled $0.9 million, which included the impact of the charges above.

The estimated acquisition date fair value of consideration is $9.6 million, which was comprised of cash paid of $8.9 million plus additional held back consideration to be paid in the future estimated at $1.1 million, less the $0.4 million of cash paid to the seller recorded as compensation expense described above.

The acquisition of Vocality was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.1
Technology	2.4
Trade name	0.4
Inventory	1.7
Accounts payable and accrued expenses	(0.4)
Other net assets acquired (liabilities assumed)	(0.3)
Net identifiable assets acquired	5.9
Goodwill	3.7
Net assets acquired	$9.6

The preliminary estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, inventory and deferred revenue are preliminary estimates pending the finalization of our valuation analyses. The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships valuation used the excess earnings approach, and the technology and trade name asset valuations used the relief from royalty approach.

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a weighted average useful life of nine years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Vocality with our existing CGD Systems business, including the synergies expected from combining its communication unification technologies with our C4ISR products and other products in our CGD Systems portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is generally not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Vocality for fiscal years 2017 through 2021 and thereafter is as follows (in millions):

Year Ended
September 30,
2017	$0.6
2018	0.8
2019	0.7
2020	0.6
2021	0.5
Thereafter	1.7

GATR

On February 2, 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures deployable satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our CGD Systems segment and expands our customer base.

GATR’s sales and net loss after taxes included in our Condensed Consolidated Statements of Income (Loss) totaled $18.5 million and $0.3 million, respectively, for the quarter ended December 31, 2016. The GATR operating results for the quarter includes a gain of $0.4 million for the decrease in the fair value of contingent consideration and charges of $3.6 million for the amortization of intangibles.

The estimated acquisition-date fair value of consideration is $220.5 million, which is comprised of cash paid of $236.1 million plus the estimated fair value of contingent consideration of $2.5 million, less $18.1 million of cash paid to the seller that was recognized as expense in fiscal 2016. Under the purchase agreement, we will pay the sellers up to $7.5 million of contingent consideration if GATR meets certain gross profit goals for the 12 month periods ended February 28, 2017 and 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of GATR was paid for predominantly with the proceeds of borrowings on our revolving credit agreement, described below, in the second quarter of fiscal 2016. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of GATR with our existing CGD Systems business, including the synergies expected from combining its satellite communications and networking applications technologies with our C4ISR products and other products in our CGD Systems portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is generally not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GATR for fiscal years 2017 through 2021 and thereafter is as follows (in millions):

Year Ended
September 30,
2017	$12.7
2018	11.1
2019	9.8
2020	8.3
2021	6.9
Thereafter	13.2

TeraLogics

On December 21, 2015, we acquired all of the assets of TeraLogics, LLC, an Ashburn, Virginia-based provider of real-time full motion video processing, exploitation and dissemination for the Department of Defense, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video complements the existing tactical communications portfolio of our CGD Systems segment and expands our customer base. For the three months ended December 31, 2016, the amounts of TeraLogics sales and net loss after taxes included in our Condensed Consolidated Statements of Income (Loss) were $6.2 million and $0.1 million, respectively. During the three months ended December 31, 2016, TeraLogics incurred charges of $1.0 million for the amortization of intangibles. For the quarter ended December 31, 2015, TeraLogics did not have significant sales and we incurred $0.4 million of transaction and acquisition expenses and a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition. Primarily as a consequence of these charges, the net loss after taxes related to the TeraLogics acquisition was $1.5 million in the first quarter of fiscal 2016.

The estimated acquisition-date fair value of consideration is $33.9 million, which is comprised of cash paid of $28.9 million plus the estimated acquisition-date fair value of contingent consideration of $5.0 million. Under the purchase agreement, we will pay the sellers up to $9.0 million of contingent consideration. Of this amount, up to $6.0 million will be paid if TeraLogics meets certain revenue thresholds in fiscal years 2016, 2017 and 2018; and up to $3.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

Through December 31, 2016 we have paid $32.4 million to the seller. At December 31, 2016 we have recorded a liability of $2.9 million as an estimate of the additional cash consideration that will be due to the seller in the future.

The acquisition of TeraLogics is being paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$6.7
Backlog	5.6
Software	2.5
Non-compete agreements	0.1
Accounts receivable	1.4
Accounts payable and accrued expenses	(0.5)
Other net assets acquired (liabilities assumed)	(0.1)
Net identifiable assets acquired	15.7
Goodwill	18.2
Net assets acquired	$33.9

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

H4 Global

On November 4, 2015, we acquired all of the assets of H4 Global, a U.K.-based provider of simulation-based training solutions which complements our CGD Systems segment training portfolio. For the three months ended December 31, 2016, the amounts of H4 Global’s sales and net income after taxes included in our Condensed Consolidated Statements of Income (Loss) were $0.7 million and $0.2 million, respectively. In the short time period between our acquisition of H4 Global and December 31, 2015, H4 Global did not have significant sales or net income. During the quarter ended December 31, 2015, we incurred $0.1 million of transaction costs to acquire H4 Global.

The acquisition-date fair value of consideration is $1.9 million, which is comprised of cash paid of $0.9 million plus the fair value of contingent consideration of $1.0 million. Under the purchase agreement, we will pay the sellers up to $4.1 million of contingent consideration, based upon the value of contracts entered over the five-year period beginning on the acquisition date. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value will be recognized in earnings. There has been no significant change in the fair value of contingent consideration since the date of the acquisition.

The fair value of the net assets acquired and liabilities assumed was not material. Consequently, virtually the entire purchase price of $1.9 million was recorded as goodwill, which is comprised of expected synergies and assembled workforce. The amount recorded as goodwill is allocated to our CGD Systems segment and is not expected to be deductible for tax purposes.

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Vocality, GATR, TeraLogics and H4 Global had been included in our consolidated results since October 1, 2015 (in millions):

	Three Months Ended
	December 31,
	2016	2015
Net sales	$334.9	$334.1

Net loss	$(3.1)	$(5.8)

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2015, and it does not purport to project our future operating results.

Changes in goodwill for the three months ended December 31, 2016 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Net balances at September 30, 2016	$49,630	$262,966	$94,350	$406,946
Acquisitions	—	3,647	—	3,647
Foreign currency exchange rate changes	(1,882)	(339)	—	(2,221)
Net balances at December 31, 2016	$47,748	$266,274	$94,350	$408,372

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more-likely-than-not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Any resulting impairment determined would be recorded in the current period.

Our most recent annual goodwill impairment test was our 2016 annual impairment test completed on July 1, 2016. Subsequent to the effective date of that test, we do not believe that circumstances have occurred that indicate that an impairment is more-likely-than-not. As such, no subsequent interim impairment test has been performed. The results of our 2016 annual impairment test indicated that the estimated fair values for our CGD Services and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Systems reporting unit exceeded its carrying value by over 15%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past six years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2017 that could expose us to material impairment charges in the future. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. While our interim assessment of our reporting units did not indicate that impairment was more-likely-than-not for any reporting unit, we believe that, based on the results achieved by our CGD Services reporting unit in the first quarter of fiscal 2017, there is a heightened risk that a step two impairment test could be required in the future.

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

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the three months ended December 31, 2016 and December 31, 2015, the effect of 1.1 million and 0.8 million shares of restricted stock, respectively, were excluded from diluted loss per share that would have been included if we had been in a net income position.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended
	December 31,
	2016	2015
Net loss	$(2,868)	$(5,414)

Weighted average shares - basic	27,086	26,964
Effect of dilutive securities	—	—
Weighted average shares - diluted	27,086	26,964

Net loss per share, basic	$(0.11)	$(0.20)
Effect of dilutive securities	—	—
Net loss per share, diluted	$(0.11)	$(0.20)

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2016	2016

Trade and other receivables	$12,494	$15,488
Long-term contracts:
Billed	115,004	146,619
Unbilled	236,558	241,726
Allowance for doubtful accounts	(320)	(326)
Total accounts receivable	363,736	403,507
Less estimated amounts not currently due	(21,130)	(20,926)
Current accounts receivable	$342,606	$382,581

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2016 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2016 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2016	2016

Finished products	$9,930	$10,018
Work in process and inventoried costs under long-term contracts	90,421	62,570
Materials and purchased parts	10,800	12,102
Customer advances	(12,441)	(18,328)
Net inventories	$98,710	$66,362

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

At December 31, 2016, work in process and inventoried costs under long-term contracts includes approximately $1.0 million in costs incurred outside the scope of work or in advance of a contract award compared to $0.7 million at September 30, 2016. We believe it is probable that we will recover the costs inventoried at December 31, 2016, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.4 million and $2.0 million for the quarters ended December 31, 2016 and 2015, respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Certain components of our ERP system became ready for their intended use and were placed into service on April 1, 2016 and on October 1, 2016 at which time the capitalized costs of developing those components were transferred into completed software and we began amortizing these costs over the seven year estimated useful life of these software components.

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. During the quarters ended December 31, 2016 and 2015 we capitalized costs totaling $2.0 million and $7.3 million, respectively, related to ERP components in development.

In addition to software costs that were capitalized, during the three months ended December 31, 2016 and 2015 we recognized expense related to the development and implementation of our ERP system of $6.3 million and $5.3 million, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $11.3 million and $10.6 million at December 31, 2016 and September 30, 2016, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of assets set aside to fund deferred compensation liabilities as of December 31, 2016 was $4.8 million, which included life insurance contracts with a carrying value of $3.5 million and marketable securities with a carrying value of $1.3 million. At September 30, 2016, the total carrying value of assets set aside to fund deferred compensation liabilities was $3.6 million, comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the December 31, 2016 valuations was 18% for TeraLogics, 20% for DTECH and 17% for GATR. The volatility factor used in the September 30, 2016 valuation was 17% for TeraLogics, 18% for

DTECH and 17% for GATR. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of December 31, 2016, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$11,267
Cash paid to seller	—	—	—	(2,500)	—	(2,500)
Total remeasurement (gain) loss recognized in earnings	(700)	(114)	100	(200)	(400)	(1,314)
Balance as of December 31, 2016	$1,300	$453	$1,500	$1,400	$2,800	$7,453

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2016				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$65,773	$—	$—	$65,773	$57,455	$—	$—	$57,455
Marketable securities	—	12,353	—	12,353	—	12,996	—	12,996
Current derivative assets	—	4,473	—	4,473	—	14,770	—	14,770
Noncurrent derivative assets	—	1,151	—	1,151	—	1,201	—	1,201
Marketable securities in rabbi trust	1,297	—	—	1,297	4	—	—	4
Total assets measured at fair value	67,070	17,977	—	85,047	57,459	28,967	—	86,426
Liabilities
Current derivative liabilities	—	4,066	—	4,066	—	13,752	—	13,752
Noncurrent derivative liabilities	—	1,151	—	1,151	—	1,334	—	1,334
Contingent consideration to seller of GATR	—	—	2,800	2,800	—	—	3,200	3,200
Contingent consideration to seller of TeraLogics - contract extensions	—	—	1,500	1,500	—	—	1,400	1,400
Contingent consideration to seller of TeraLogics - revenue targets	—	—	1,400	1,400	—	—	4,100	4,100
Contingent consideration to seller of H4 Global	—	—	453	453	—	—	567	567
Contingent consideration to seller of DTECH	—	—	1,300	1,300	—	—	2,000	2,000
Total liabilities measured at fair value	$—	$5,217	$7,453	$12,670	$—	$15,086	$11,267	$26,353

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2016	2016
Fair value	$199.3	$210.0
Carrying value	$200.9	$201.0

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of the last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At December 31, 2016, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.96%. Debt issuance costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Debt issuance costs incurred in connection with establishment of and amendments to this credit agreement are recorded in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2016, the Company’s total debt issuance costs have an unamortized balance of $2.9 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2016, there were borrowings totaling $241.8 million under this agreement and there were letters of credit outstanding totaling $17.1 million, which reduce the available line of credit to $141.1 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2016, there were letters of credit outstanding under this agreement of $62.1 million. Restricted cash at December 31, 2016 of $69.5 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.2 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2016 was $10.3 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of December 31, 2016, we had letters of credit and bank guarantees outstanding totaling $75.2 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $17.0 million as of December 31, 2016, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain short-term borrowing arrangements in New Zealand and Australia totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) and $3.0 million Australian dollars (equivalent to approximately $2.2 million) to help meet the short-term working capital requirements of our subsidiaries in those countries. At December 31, 2016, no amounts were outstanding under these borrowing arrangements.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2016, these agreements restrict such distributions to shareholders to a maximum of $46.4 million in fiscal year 2017.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $7.9 million and $8.2 million as of December 31, 2016 and September 30, 2016, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	December 31,
	2016	2015
Service cost	$151	$158
Interest cost	1,759	2,261
Expected return on plan assets	(3,199)	(3,472)
Amortization of actuarial loss	910	413
Administrative expenses	47	41
Net pension benefit	$(332)	$(599)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through December 31, 2016, the Compensation Committee has granted 907,573 RSUs with time-based vesting and 993,298 RSUs with performance-based vesting under this program.

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

Through December 31, 2016, Cubic has granted 1,900,871 RSUs of which 442,836 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At December 31, 2016, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 568,965.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2016	889,129	$45.98
Granted	455,334	46.12
Vested	(149,577)	46.36
Forfeited	(60,022)	49.01
Unvested at December 31, 2016	1,134,864	$45.83

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three-month period ended December 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended
	December 31,
	2016	2015
Cost of sales	$175	$319
Selling, general and administrative	2,139	1,799
	$2,314	$2,118

As of December 31, 2016, there was $48.4 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $26.1 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2016. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

Our effective tax rate for the three months ended December 31, 2016 was 64% as compared to123% for the year ended September 30, 2016. The effective tax rate for the three months ended December 31, 2016 was lower than the prior full year effective tax rate primarily due to benefits recorded in the prior year related to the release of a portion of the existing valuation allowance against U.S. deferred tax assets due to deferred tax liabilities acquired in business combinations, offset by nondeductible acquisition related compensation expenses. In addition, the effective tax rate for the three months ended December 31, 2016 differs from the U.S. statutory tax rate of 35% primarily due to an increased valuation allowance on U.S. deferred tax assets offset by expected benefits from research and development tax credits.

The amount of net unrecognized tax benefits was $11.5 million as of December 31, 2016 and $10.2 million as of September 30, 2016, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to the reclassification of tax contingencies from contra deferred tax assets to FASB Interpretation No. 48 liabilities, as those deferred tax assets are expected to be utilized. At December 31, 2016, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $8.7 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $6.3 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of December 31, 2016, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-

2016 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

The Company evaluated its net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering its recent history of U.S. losses, the Company recorded a valuation allowance during fiscal year 2015 on its net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. As of December 31, 2016, the Company maintained a valuation allowance against its U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. The Company will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through December 31, 2016, a total valuation allowance of $43.3 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S., any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. Until the Company re-establishes a pattern of continuing profitability in the U.S. tax jurisdiction, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the condensed consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the Consolidated Condensed Statements of Income (Loss).

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2016 and September 30, 2016 (in thousands):

	Notional Principal
	December 31, 2016	September 30, 2016
Instruments designated as accounting hedges:
Foreign currency forwards	$142,209	$158,664

Instruments not designated as accounting hedges:
Foreign currency forwards	$110,844	$115,070

Included in the amounts not designated as accounting hedges above at December 31, 2016 and September 30, 2016 are foreign currency forwards with notional principal amounts of $81.1 million and $78.4 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized losses of $3.3 million and $4.9 million were recognized in other income (expense), net for the three months ended December 31, 2016 and 2015, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2016 and September 30, 2016. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post collateral as of December 31, 2016 or September 30, 2016.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016 (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2016	September 30, 2016
Asset derivatives:
Foreign currency forwards	Other current assets	$4,472	$14,769
Foreign currency forwards	Other noncurrent assets	1,151	1,201
		$5,623	$15,970
Liability derivatives:
Foreign currency forwards	Other current liabilities	$4,065	$13,752
Foreign currency forwards	Other noncurrent liabilities	1,151	1,333
Total		$5,216	$15,085

The tables below present gains and losses recognized in other comprehensive loss for the three months ended December 31, 2016 and 2015 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Three Months Ended
	December 31, 2016		December 31, 2015
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(614)	$1,331	$(1,448)	$1,490

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three months ended December 31, 2016 and 2015. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

Note 12 — Segment Information

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2016	2015
Sales:
Cubic Transportation Systems	$131.9	$125.8
Cubic Global Defense Systems	112.5	95.9
Cubic Global Defense Services	90.3	92.1
Total sales	$334.7	$313.8

Operating income (loss):
Cubic Transportation Systems	$9.7	$3.6
Cubic Global Defense Systems	(0.5)	(3.4)
Cubic Global Defense Services	(0.4)	0.2
Unallocated corporate expenses	(12.9)	(8.5)
Total operating income (loss)	$(4.1)	$(8.1)

Depreciation and amortization:
Cubic Transportation Systems	$2.4	$2.5
Cubic Global Defense Systems	8.8	4.1
Cubic Global Defense Services	1.0	2.0
Corporate	1.2	0.3
Total depreciation and amortization	$13.4	$8.9

The increase in unallocated corporate costs includes the increase in costs incurred in the first quarter of 2017 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $8.7 million compared to $6.5 million in the first quarter of last year. Unallocated corporate costs for the first quarter of fiscal 2017 also included a loss of $0.4 million on the sale of real estate.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by $6.4 million and $2.4 million for the three months ended December 31, 2016 and 2015, respectively.

These adjustments increased our net loss by $3.9 million ($0.14 per share) and $1.5 million ($0.06 per share) for the three months ended December 31, 2016 and 2015, respectively.

Note 13 — Legal Matters

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are vigorously defending the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. The court made several rulings in our favor concerning the validity of the plaintiff’s patents at issue. Plaintiff has appealed those rulings and they are now on appeal.  We await the appellate court’s ruling on those issues. Due to the uncertain status of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

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

December 31, 2016

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

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle arrival times and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to U.K. and other international city, regional and national road and transportation agencies. Through our Urban Insights business we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

CGD Systems is focused on two primary lines of business: training systems and secure communications products. CGD Systems is a diversified supplier of live and virtual military training systems, and secure communication systems and products to the U.S. Department of Defense, other U.S. government agencies and allied nations. Our training systems business manufactures instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions. Our secure communications products are aimed at intelligence, surveillance, ground combat, and search and rescue markets. In 2016 we formalized the structure of our Cubic Mission Solutions (CMS) business unit which combines and integrates our command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and secure communications operations. CMS’ C4ISR solutions provide information capture, assessment, exploitation and dissemination in a secure network-centric environment.

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

Consolidated Overview

Sales for the quarter ended December 31, 2016 increased 7% to $334.7 million from $313.8 million in the first quarter of last year. Sales from CTS and CGD Systems increased by 5% and 17%, respectively, compared to the first quarter of last year while CGD Services decreased 2%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a negative impact on sales of $8.7 million for the first quarter compared to the same periods last year. Sales generated by businesses we acquired during 2017 and 2016 totaled $25.5 million for the three months ended December 31, 2016 and had no significant sales for the first three months of last fiscal year. See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss decreased 49% to $4.1 million in the first quarter of fiscal 2017 compared to $8.1 million in the first quarter of last year. CTS operating income increased 169% compared to the first quarter of fiscal 2016, while CGD Systems operating loss decreased 41%. CGD Services incurred a small operating loss this year compared to a small operating income last year. Unallocated corporate and other costs for the first quarter of 2017 were $12.9 million compared to $8.5 million in 2016. The increase in unallocated corporate costs includes the increase in costs incurred in the first quarter of 2017 for strategic and IT system resource planning as part of our One Cubic Initiatives totaling $8.7 million compared to $6.5 million in the first quarter of last year. Unallocated corporate costs for the first quarter of fiscal 2017 also included a loss of $0.4 million on the sale of real estate. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.4 million for the first quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our net loss for the first quarter of fiscal 2017 was $2.9 million, or 11 cents per share, compared to a net loss of $5.4 million, or 20 cents per share last year. The decrease in our net loss was primarily caused by the decrease in our operating loss described above and an increase in our income tax benefit. The decrease in our net loss for the first quarter of fiscal 2017 was partially offset by an increase in interest expense. The increased interest expense was caused by our higher average outstanding debt which was due primarily to our funding of recent business acquisitions; in addition to an increase in the variable interest rate on our letter of credit facility. In the first quarter of fiscal 2017, the effective tax rate for the quarter was lower than the full year fiscal 2016 effective tax rate primarily due to benefits recorded in fiscal 2016 related to the release of a portion of the existing valuation allowance against U.S. deferred tax assets due to acquired deferred tax liabilities offset by nondeductible acquisition related compensation expenses. Further, we recognized an income tax benefit on our loss for the three-month period ending December 31, 2016 because we expect to realize this benefit during the remainder of the year as a result of our projection of generating U.S. taxable income for the full year. If we are unable to realize this benefit during the year because we do not generate sufficient taxable income, we may be required to record a valuation allowance on all or a portion of this benefit. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2017 will be approximately 26% prior to the impact of any existing or future need for a valuation allowance. The effective rate for fiscal 2017 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against U.S. and foreign deferred tax assets.

Our gross margin percentage on product sales increased to 28% in the first quarter of 2017 from 21% last year. Products that are sold by companies acquired by our CGD Systems segment in fiscal 2017 and 2016 have higher gross margins than our average product sales gross margin, which has resulted in an increase in our consolidated product sales gross margin percentage. Sales generated by these businesses acquired during 2017 and 2016 totaled $25.5 million for the first quarter of fiscal 2017 but had no significant sales in the first quarter of fiscal 2016.

Our gross margin percentage on service sales was 20% in the first quarter of 2017 compared to 18% in the first quarter of fiscal 2016. An increase in the gross margin percentage of service sales from our CTS segment was partially offset by decrease in the gross margin percentage on CGD Services sales. In the U.K., CTS operating profits in the first quarter of fiscal 2016 had been impacted by the transition to our follow-on fare collection contract in London, however margins on this service contract improved in the first quarter of fiscal 2017.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2017 to $63.8 million compared to $58.5 million in 2016. As a percentage of sales, SG&A expenses were 19% for the first quarter of both 2017 and 2016. Costs for strategic and IT system resource planning that were expensed as SG&A in the first quarter of fiscal 2017 totaled $8.7 million compared to $6.5 million in the first quarter of fiscal 2016.

Company funded research and development expenditures (R&D), which relate to new defense and transportation technologies under development, increased to $9.0 million for the first quarter compared to $3.5 million last year. For the quarter, R&D expenditures increased for both CTS and CGD Systems with the most significant increase at CTS. In the first quarter of fiscal 2017 CTS incurred $1.2 million of R&D costs for the development of technologies that will be used on a transportation contract that is expected to be awarded later in fiscal 2017. CTS also accelerated R&D activities on mobile device and cloud delivery technologies.

Amortization of purchased intangibles for the first quarter of 2017 increased to $9.4 million from $6.5 million in 2016 due to the increase in intangible assets from businesses acquired in fiscal 2017 and 2016.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2016	2015
	(in millions)
Transportation Systems Segment Sales	$131.9	$125.8

Transportation Systems Segment Operating Income	$9.7	$3.6

CTS sales increased 5% in the first quarter to $131.9 million compared to $125.8 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $9.2 million for the first quarter compared to the same period last year, primarily due to the weakening of the British Pound against the U. S. dollar. For the quarter, sales were higher in Australia primarily due to additional system development and services provided to our customer in Sydney. These higher sales were partially offset by slightly lower sales in the U.S. and decreased sales in the U.K. caused by exchange rate changes.

CTS operating income increased 169% in the first quarter to $9.7 million compared to $3.6 million last year, despite the negative impact of currency rates. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.7 million for the first quarter compared to the same period last year. Operating income for the quarter was higher in Australia and the U.K, but was lower in the U.S. The higher Australian operating income was primarily the result of the additional system development and services work for our Sydney customer noted above. In the U.K., operating profits in the first quarter of fiscal 2016 had been impacted by the transition to our follow-on fare collection contract in London, however margins on this contract improved in the first quarter of fiscal 2017. The operating margin increase was partially offset by a $3.8 million increase in R&D expenditures for the first quarter of fiscal 2017 compared to the first quarter of 2016 related to new technologies being developed. In the first quarter of fiscal 2017 CTS incurred $1.2 million of R&D costs for the development of technologies that will be used on a transportation contract that is expected to be awarded later in fiscal 2017. CTS also accelerated R&D activities on mobile device and cloud delivery technologies.

Cubic Global Defense Systems Segment (CGD Systems)

	Three Months Ended
	December 31,
	2016	2015
	(in millions)
Cubic Global Defense Systems Segment Sales	$112.5	$95.9

Cubic Global Defense Systems Segment Operating Loss	$(0.5)	$(3.4)

CGD Systems sales increased 17% in the first quarter to $112.5 million compared to $95.9 million last year. Revenues from businesses we acquired in fiscal years 2017 and 2016, all within our CGD Systems operating segment, had sales of $25.5 million in the first quarter of fiscal 2017 and had no significant sales in the first quarter of last year. Sales were higher in the first quarter of fiscal 2017 from air combat training systems compared to the first quarter of fiscal 2016. The increase in sales for the quarter was partially offset by lower sales from ground combat training systems and virtual and immersive training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.5 million for the first quarter of 2017 compared to the same period last year.

CGD Systems operating loss was $0.5 million in the first quarter of fiscal 2017 compared to an operating loss of $3.4 million last year. Including the impacts of business acquisition accounting and amortization expense, the businesses we acquired in fiscal years 2017 and 2016 had operating losses of $1.8 million for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016. Expense related to the amortization of CGD Systems intangible assets totaled $6.8 million in the first quarter of 2017 compared to $2.7 million in the first quarter last year. Operating income was higher on increased sales of air combat training systems, but was lower on decreased sales of ground combat training systems and virtual and immersive training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.3 million for the first quarter of fiscal 2017 compared to the same period last year.

Cubic Global Defense Services Segment (CGD Services)

	Three Months Ended
	December 31,
	2016	2015
	(in millions)
Cubic Global Defense Services Segment Sales	$90.3	$92.1

Cubic Global Defense Services Segment Operating Income (Loss)	$(0.4)	$0.2

CGD Services sales decreased 2% in the first quarter to $90.3 million compared to $92.1 million last year. Sales for the first quarter of fiscal 2017 were lower primarily because of decreased activity on U.S. Army contracts, other than our contract with the Joint Readiness Training Center, as well as lower activity supporting Special Operations Forces training.

CGD Services operating loss was $0.4 million in the first quarter compared to operating income of $0.2 million last year. The decrease in operating income was primarily driven by the decreased activity on the U.S. Army and Special Operations Forces training contracts noted above. In addition, certain contracts that we retained after recompete were won at reduced pricing due to an extremely competitive bid environment. These reductions in operating profit were partially offset by a decrease in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods.

Backlog

	December 31,	September 30,
	2016	2016
	(in millions)
Total backlog
Transportation Systems	$1,664.6	$1,793.3
Cubic Global Defense Systems	541.5	576.8
Cubic Global Defense Services	499.3	570.3
Total	$2,705.4	$2,940.4

Funded backlog
Transportation Systems	$1,664.6	$1,793.3
Cubic Global Defense Systems	541.5	576.8
Cubic Global Defense Services	120.6	139.2
Total	$2,326.7	$2,509.3

Total backlog decreased by $235.0 million from September 30, 2016 to December 31, 2016 as sales outpaced new business orders for all three business segments in the first quarter of fiscal 2017. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $57.1 million compared to September 30, 2016.

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

government agencies). Options for the purchase of additional systems or equipment are not included in backlog until exercised. In addition to the amounts identified above, we have been selected as a participant in or, in some cases, the sole contractor for several substantial indefinite delivery/indefinite quantity (ID/IQ) contracts. ID/IQ contracts are not included in backlog until an order is received. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The U.S. Department of Defense now awards shorter-term contracts for the services we provide and increasingly relies upon ID/IQ contracts which can result in a lower backlog and/or lower funded backlog due to the shorter-term nature of Task Orders issued under these ID/IQ awards. We also have several service contracts in our transportation business that include contingent revenue provisions tied to meeting certain performance criteria. These variable revenues are also not included in the amounts identified above.

Liquidity and Capital Resources

Operating activities provided cash of $7.1 million for the three-month period ended December 31, 2016. For the three months ended December 31, 2016, the operating activities of all three segments had positive cash flows.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $8.3 million in the first quarter of fiscal 2017. Of this amount, $6.3 million was recognized as expense and is reflected in cash flows used in operations, while $2.0 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the three-month period also included $12.9 million of cash paid related to the acquisition of businesses in our CGD Systems segment.

Financing activities for the three-month period consisted primarily of $2.3 million for the repurchase of common stock in connection with our stock-based compensation plan.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $12.7 million to our cash balance as of December 31, 2016 compared to September 30, 2016.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2016, there were borrowings totaling $241.8 million under this agreement and there were letters of credit outstanding totaling $17.1 million, which reduce the available line of credit to $141.1 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At December 31, 2016, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 2.96%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At December 31, 2016, there were letters of credit outstanding under this agreement of $62.1 million. Restricted cash at December 31, 2016 of $69.5 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.2 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2016 was $10.3 million and is classified as restricted cash in our Condensed Consolidated Balance Sheet.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2016, these agreements restrict such distributions to shareholders to a maximum of $46.4 million in fiscal year 2017.

As of December 31, 2016, virtually all of the $258.6 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate the majority of these funds. However, with the exception of current and a portion of prior year earnings for U.K., New Zealand and Australia, we have the intent and ability to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our financial condition remains strong with working capital of $242.5 million and a current ratio of 1.5 to 1 at December 31, 2016. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance and will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2019 as we have determined that we will not adopt ASU 2014-09 early. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select. We have assigned a task force within the Company to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of modeling the impact of the adoption of the new standard on certain of our long-term contracts in order to assess the expected impacts. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on a significant number of contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide footnote disclosures if conditions give rise to substantial doubt about a company’s ability to continue as a going concern. We adopted ASU 2014-15 on October 1, 2016. This adoption had no significant impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. We adopted ASU 2015-03 on October 1, 2016. This adoption had no significant impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 on October 1, 2016. This adoption had no significant impact on our financial statements.

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

In February 2016, the FASB issued ASU  2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements. We do not intend to adopt the new guidance early.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance will be effective for us in our fiscal year beginning October 1, 2018, and early adoption is permitted. The adoption of this standard is anticipated to affect our presentation of restricted cash within our statement of cash flows.  We are currently evaluating whether to adopt the new guidance early.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for us in our fiscal year beginning October 1, 2018 and early adoption is allowed for certain transactions. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020 with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

For further information, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

•	unanticipated issues related to the restatement of our financial statements for fiscal years 2013 and 2012;

•

our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that previously existed in our internal control over financial reporting;

•	our dependence on U.S. and foreign government contracts;

•	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

•	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;
•	the effect of sequestration on our contracts;

•	our assumptions covering behavior by public transit authorities;

•	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

•	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

•	negative audits by the U.S. government;

•	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

•	competition and technology changes in the defense and transportation industries;
•	the change in the way transit agencies pay for transit systems;

•	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

•	the effect of adverse regulatory changes on our ability to sell products and services;

•	our ability to identify, attract and retain qualified employees;

•	our failure to properly implement our enterprise resource planning system;

•	unforeseen problems with the implementation and maintenance of our information systems;

•	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

•	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

•	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

•	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

•	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

•	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

•	other factors discussed elsewhere in this report.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2016 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American CGD Systems subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. We have accordingly, modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2017 and 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first quarter of fiscal 2017 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are vigorously defending the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. The court made several rulings in our favor concerning the validity of the plaintiff’s patents at issue. Plaintiff has appealed those rulings and they are now on appeal. We await the appellate court’s ruling on those issues. Due to the uncertain status of this case, we cannot estimate the probability of loss or any range of estimate of possible loss.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006 file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.2*	Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 9, 2017	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 9, 2017	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)