Form 10-Q
period 2017-03-31
CUBIC CORP /DE/
filed 2017-05-08
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

001-08931

Commission File Number

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Small Reporting Company ☐

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2017, registrant had only one class of common stock of which there were 27,110,669 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales:
Products	$298,928	$280,763	$154,168	$155,794
Services	379,458	399,074	189,541	210,230
	678,386	679,837	343,709	366,024
Costs and expenses:
Products	214,015	219,637	109,403	120,445
Services	306,724	314,594	155,582	159,938
Selling, general and administrative expenses	123,114	138,265	59,356	79,774
Research and development	21,878	9,625	12,858	6,143
Amortization of purchased intangibles	17,228	14,954	7,873	8,499
Restructuring costs	1,600	(75)	709	311
	684,559	697,000	345,781	375,110

Operating loss	(6,173)	(17,163)	(2,072)	(9,086)

Other income (expenses):
Interest and dividend income	470	737	223	339
Interest expense	(7,845)	(3,917)	(4,305)	(2,579)
Other income (expense), net	(945)	398	(398)	223

Loss before income taxes	(14,493)	(19,945)	(6,552)	(11,103)

Income tax benefit	(12,086)	(24,675)	(7,013)	(21,247)

Net income (loss)	$(2,407)	$4,730	$461	$10,144

Net income (loss) per share:
Basic	$(0.09)	$0.18	$0.02	$0.38
Diluted	$(0.09)	$0.18	$0.02	$0.38

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	27,095	26,968	27,103	26,973
Diluted	27,095	26,986	27,159	26,995

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$(2,407)	$4,730	$461	$10,144
Other comprehensive income (loss):
Foreign currency translation	(13,304)	(17,621)	7,214	(9,118)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	222	(347)	(244)	(375)
Adjustment for net gains/losses realized and included in net income, net of tax	(1,191)	(574)	(326)	395
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(969)	(921)	(570)	20
Total other comprehensive income (loss)	(14,273)	(18,542)	6,644	(9,098)
Total comprehensive income (loss)	$(16,680)	$(13,812)	$7,105	$1,046

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$167,817	$197,127
Restricted cash	77,161	75,648
Marketable securities	18,844	12,996
Accounts receivable - net	344,706	382,581
Recoverable income taxes	6,268	9,706
Inventories - net	113,864	66,362
Other current assets	31,841	38,231
Total current assets	760,501	782,651

Long-term contract receivables	19,562	20,926
Long-term capitalized contract costs	60,872	65,382
Property, plant and equipment, net	101,230	96,316
Deferred income taxes	17,794	2,194
Goodwill	409,091	406,946
Purchased intangibles, net	110,648	123,403
Other assets	8,204	6,590
Total assets	$1,487,902	$1,504,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$250,000	$240,000
Trade accounts payable	68,669	81,172
Customer advances	63,404	49,481
Accrued compensation and other current liabilities	134,618	147,690
Income taxes payable	1,889	1,450
Current portion of long-term debt	435	450
Total current liabilities	519,015	520,243

Long-term debt	200,071	200,291
Other long-term liabilities	96,844	93,978

Shareholders’ equity:
Common stock	35,191	32,756
Retained earnings	806,949	813,035
Accumulated other comprehensive loss	(134,090)	(119,817)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	671,972	689,896
Total liabilities and shareholders’ equity	$1,487,902	$1,504,408

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating Activities:
Net income (loss)	$(2,407)	$4,730	$461	$10,144
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,736	18,977	12,292	10,029
Share-based compensation expense	3,357	4,088	1,043	1,970
Change in fair value of contingent consideration	(2,194)	(1,706)	(880)	(897)
Changes in operating assets and liabilities, net of effects from acquisitions	(13,494)	(63,784)	(9,016)	(9,354)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,998	(37,695)	3,900	11,892

Investing Activities:
Acquisition of businesses, net of cash acquired	(12,924)	(243,483)	—	(213,765)
Purchases of property, plant and equipment	(15,169)	(21,375)	(8,495)	(11,015)
Purchases of marketable securities	(18,755)	(14,686)	(12,509)	(7,145)
Proceeds from sales or maturities of marketable securities	12,503	29,870	6,257	15,694
Proceeds from sale of fixed assets	1,233	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(33,112)	(249,674)	(14,747)	(216,231)

Financing Activities:
Proceeds from short-term borrowings	69,280	253,300	32,480	180,700
Principal payments on short-term borrowings	(59,280)	(73,300)	(24,280)	(50,700)
Proceeds from long-term borrowings	—	75,000	—	75,000
Principal payments on long-term debt	(216)	(254)	(109)	(123)
Purchase of common stock	(2,314)	(1,658)	—	—
Dividends paid	(3,679)	(3,641)	(3,659)	(3,641)
Contingent consideration payments related to acquisitions of businesses	(1,988)	(1,679)	—	—
Net change in restricted cash	(1,513)	(3,514)	2,713	(1,102)
NET CASH PROVIDED BY FINANCING ACTIVITIES	290	244,254	7,145	200,134

Effect of exchange rates on cash	(7,486)	(16,553)	5,180	(8,350)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,310)	(59,668)	1,478	(12,555)

Cash and cash equivalents at the beginning of the period	197,127	218,476	166,339	171,363

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$167,817	$158,808	$167,817	$158,808

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$1,035	$—	$—	$—
Liability incurred to acquire GATR, net	$—	$7,651	$—	$7,651
Liability incurred to acquire TeraLogics, net	$—	$4,998	$—	$—
Liability incurred to acquire H4 Global, net	$—	$952	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2017

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Adoption of ASU 2014-09 will be required for us beginning in the first quarter of fiscal 2019 and we have determined that we will not adopt ASU 2014-09 earlier than required. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select.

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the impact of the adoption of the new standard on our various revenue streams. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts.  For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts.  Approximately 13% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2016. We continue to analyze the impact of the new standard on our remaining revenue streams and, as the standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will continue to extend over several future periods.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 will be effective for us beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

Vocality’s sales and results of operations included in our operating results for the quarter and six-months ended March 31, 2017 and 2016 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales	$0.8	$—	$0.7	$—
Operating income (loss)	(1.6)	—	(0.5)	—
Net income (loss) after taxes	(1.5)	—	(0.6)	—

Vocality’s operating results above included the following amounts for the quarter and six month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization	$0.2	$—	$0.2	$—
Acquisition-related expenses	1.2	—	0.4	—

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses and results of operations above for the six months ended March 31, 2017.

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

The acquisition of Vocality was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.1
Technology	2.4
Trade name	0.4
Inventory	1.7
Accounts payable and accrued expenses	(0.4)
Other net assets acquired (liabilities assumed)	(0.2)
Net identifiable assets acquired	6.0
Goodwill	3.6
Net assets acquired	$9.6

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

GATR’s sales and results of operations included in our operating results for the quarter and six months ended March 31, 2017 and 2016 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales	$27.4	$9.3	$8.9	$9.3
Operating income (loss)	(5.3)	(20.7)	(4.8)	(20.7)
Net loss after taxes	(3.2)	(18.3)	(2.9)	(18.3)

GATR’s operating results above included the following amounts for the quarter and six-month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization	$6.6	$2.4	$3.0	$2.4
Gains (losses) for changes in fair value of contingent consideration	1.7	(0.1)	1.3	(0.1)
Acquisition-related expenses	0.8	19.4	—	18.8

GATR’s operating results for the quarter ended March 31, 2016 were significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense within general and administrative expenses during the quarter ended March 31, 2016 related to this matter. This compensation expense is reflected in GATR’s acquisition-related expenses and the results of GATR’s operations above. Of this $18.5 million amount, $15.4 million is not deductible for tax purposes.

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

Teralogic’s sales and results of operations included in our operating results for the quarter and six months ended March 31, 2017 and 2016 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales	$11.0	$3.8	$4.8	$3.8
Operating income (loss)	(0.2)	(2.0)	(0.2)	(0.3)
Net loss after taxes	(0.1)	(1.2)	(0.1)	(0.2)

Teralogic’s operating results above included the following amounts for the quarter and six-month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization	$1.8	$1.0	$0.8	$1.0
Gains (losses) for changes in fair value of contingent consideration	(0.2)	0.1	(0.3)	0.1
Acquisition-related expenses	0.1	2.2	—	0.5

During the quarter ended December 31, 2015 we incurred a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition. This compensation expense is reflected in Teralogic’s acquisition-related expenses and the results of Teralogic’s operations above.

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

Through March 31, 2017 we have paid $32.4 million to the seller. At March 31, 2017 we have recorded a liability of $3.2 million as an estimate of the additional cash consideration that will be due to the seller in the future.

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

H4 Global’s sales and results of operations included in our operating results for the quarter and six months ended March 31, 2017 and 2016 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales	$1.6	$0.6	$0.9	$0.6
Operating income (loss)	(0.3)	—	(0.1)	0.1
Net income (loss) after taxes	(0.2)	—	—	—

H4 Global’s operating results above included the following amounts for the quarter and six-month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization	$0.1	$—	$0.1	$—
Gains (losses) for changes in fair value of contingent consideration	0.1	0.2	—	0.2
Acquisition-related expenses	—	0.1	—	—

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Vocality, GATR, TeraLogics and H4 Global had been included in our consolidated results since October 1, 2015 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$678.6	$703.2	$343.7	$369.1

Net income (loss)	$(2.7)	$3.8	$0.5	$9.5

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

Goodwill

Changes in goodwill for the six months ended March 31, 2017 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Net balances at September 30, 2016	$49,630	$262,966	$94,350	$406,946
Acquisitions	—	3,642	—	3,642
Foreign currency exchange rate changes	(1,266)	(231)	—	(1,497)
Net balances at March 31, 2017	$48,364	$266,377	$94,350	$409,091

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

Our most recent annual goodwill impairment test was our 2016 annual impairment test completed as of July 1, 2016. Subsequent to the effective date of that test, we do not believe that circumstances have occurred that indicate that an impairment is more-likely-than-not. As such, no subsequent interim impairment test has been performed. The results of our 2016 annual impairment test indicated that the estimated fair values for our CGD Services and Transportation Systems reporting units each exceeded their carrying values by over 20%, while the estimated value of our CGD Systems reporting unit exceeded its carrying value by over 15%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our

CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past six years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in 2017 that could expose us to material impairment charges in the future. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. While our interim assessment of our reporting units did not indicate that impairment was more-likely-than-not for any reporting unit, we believe that, based on the results achieved by our CGD Services reporting unit in the first half of fiscal 2017, there is a heightened risk that a step two impairment test could be required in the future.

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

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the six months ended March 31, 2017, the effect of 1.0 million shares of restricted stock were excluded from diluted loss per share that would have been included if we had been in a net income position. There were no anti-dilutive securities for the three months ended March 31, 2017 or for the three and six months ended March 31, 2016.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss)	$(2,407)	$4,730	$461	$10,144

Weighted average shares - basic	27,095	26,968	27,103	26,973
Effect of dilutive securities	—	18	56	22
Weighted average shares - diluted	27,095	26,986	27,159	26,995

Net income (loss) per share, basic	$(0.09)	$0.18	$0.02	$0.38
Effect of dilutive securities	—	—	—	—
Net income (loss) per share, diluted	$(0.09)	$0.18	$0.02	$0.38

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2017	2016

Trade and other receivables	$9,665	$15,488
Long-term contracts:
Billed	111,256	146,619
Unbilled	243,759	241,726
Allowance for doubtful accounts	(412)	(326)
Total accounts receivable	364,268	403,507
Less estimated amounts not currently due	(19,562)	(20,926)
Current accounts receivable	$344,706	$382,581

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2017 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2016 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2017	2016

Finished products	$9,461	$10,018
Work in process and inventoried costs under long-term contracts	101,551	62,570
Materials and purchased parts	9,448	12,102
Customer advances	(6,596)	(18,328)
Net inventories	$113,864	$66,362

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

At March 31, 2017, work in process and inventoried costs under long-term contracts includes approximately $1.1 million in costs incurred outside the scope of work or in advance of a contract award compared to $0.7 million at September 30, 2016. We believe it is probable that we will recover the costs inventoried at March 31, 2017, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.4 million and $4.8 million for the quarter and six-month periods ended March 31, 2017, respectively, and $2.1 million and $4.3 million for the quarter and six-month periods ended March 31, 2016, respectively.

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

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $4.5 million and $6.5 million for the quarter and six-month periods ended March 31, 2017, respectively, and $7.4 million and $14.7 million for the quarter and six-month periods ended March 31, 2016, respectively.

In addition to software costs that were capitalized, during the quarter and six-month periods ended March 31, 2017 we recognized expense related to the development and implementation of our ERP system of $3.7 million and $10.0 million, respectively, compared to $6.9 million and $12.2 million during the quarter and six-month periods ended March 31, 2016, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.4 million and $10.6 million at March 31, 2017 and September 30, 2016, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of assets set aside to fund deferred compensation liabilities as of March 31, 2017 was $5.0 million, which included life insurance contracts with a carrying value of $4.9 million and marketable securities with a carrying value of $0.1 million. At September 30, 2016, the total carrying value of assets set aside to fund deferred compensation liabilities was $3.6 million, comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. The marketable securities in the rabbi trust are carried at fair value, which is based upon quoted market prices for identical securities. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the March 31, 2017 valuations was 16% for TeraLogics, 21% for DTECH and 16% for GATR. The volatility factor used in the September 30, 2016 valuation was 17% for TeraLogics, 18% for DTECH and 17% for GATR. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of March 31, 2017, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$11,267
Cash paid to seller	—	—	—	(2,500)	—	(2,500)
Total remeasurement (gain) loss recognized in earnings	(700)	(114)	100	(200)	(400)	(1,314)
Balance as of December 31, 2016	$1,300	$453	$1,500	$1,400	$2,800	$7,453
Total remeasurement (gain) loss recognized in earnings	100	20	100	200	(1,300)	(880)
Balance as of March 31, 2017	$1,400	$473	$1,600	$1,600	$1,500	$6,573

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$81,195	$—	$—	$81,195	$57,455	$—	$—	$57,455
Marketable securities	—	18,843	—	18,843	—	12,996	—	12,996
Current derivative assets	—	1,952	—	1,952	—	14,770	—	14,770
Noncurrent derivative assets	—	821	—	821	—	1,201	—	1,201
Marketable securities in rabbi trust	136	—	—	136	4	—	—	4
Total assets measured at fair value	$81,331	$21,616	$—	$102,947	$57,459	$28,967	$—	$86,426
Liabilities
Current derivative liabilities	—	2,260	—	2,260	—	13,752	—	13,752
Noncurrent derivative liabilities	—	821	—	821	—	1,334	—	1,334
Contingent consideration to seller of GATR	—	—	1,500	1,500	—	—	3,200	3,200
Contingent consideration to seller of TeraLogics - contract extensions	—	—	1,600	1,600	—	—	1,400	1,400
Contingent consideration to seller of TeraLogics - revenue targets	—	—	1,600	1,600	—	—	4,100	4,100
Contingent consideration to seller of H4 Global	—	—	473	473	—	—	567	567
Contingent consideration to seller of DTECH	—	—	1,400	1,400	—	—	2,000	2,000
Total liabilities measured at fair value	$—	$3,081	$6,573	$9,654	$—	$15,086	$11,267	$26,353

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	March 31,	September 30,
	2017	2016
Fair value	$199.9	$210.0
Carrying value	$200.8	$201.0

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At March 31, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.19%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At March 31, 2017, the Company’s total debt issuance costs have an unamortized balance of $2.8 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2017, there were borrowings totaling $250.0 million under this agreement and there were letters of credit outstanding totaling $16.8 million, which reduce the available line of credit to $133.2 million.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2017, there were letters of credit outstanding under this agreement of $63.3 million. Restricted cash at March 31, 2017 of $69.6 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.3 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. At March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the revolving credit agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. These revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed a certain level that is below the revised level necessary for maintaining covenant compliance. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2017 was $7.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of March 31, 2017, we had letters of credit and bank guarantees outstanding totaling $76.3 million, including the letters of credit outstanding under the Revolving Credit Agreement and the Secured Letter of Credit Facility, which guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.9 million as of March 31, 2017, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2017, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2017, these agreements restrict such distributions to shareholders to a maximum of $49.2 million in fiscal year 2017.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.0 million and $8.2 million as of March 31, 2017 and September 30, 2016, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$302	$310	$151	$152
Interest cost	3,518	4,540	1,759	2,279
Expected return on plan assets	(6,400)	(6,775)	(3,201)	(3,303)
Amortization of actuarial loss	1,822	912	912	499
Administrative expenses	94	86	47	45
Net pension benefit	$(664)	$(927)	$(332)	$(328)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through March 31, 2017, the Compensation Committee has granted 912,162 RSUs with time-based vesting and 993,298 RSUs with performance-based vesting under this program.

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

Through March 31, 2017, Cubic has granted 1,905,460 RSUs of which 445,242 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At March 31, 2017, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 493,560.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2016	889,129	$45.98
Granted	459,923	46.20
Vested	(151,983)	46.17
Forfeited	(73,456)	48.60
Unvested at March 31, 2017	1,123,613	$45.87

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and six-month periods ended March 31, 2017 and 2016 as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of sales	$283	$544	$108	$226
Selling, general and administrative	3,074	3,544	935	1,744
	$3,357	$4,088	$1,043	$1,970

As of March 31, 2017, there was $47.5 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $22.5 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2017. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

Our effective tax rate for the three months ended March 31, 2017 was 109% as compared to 123% for the year ended September 30, 2016. The effective tax rate for the three months ended March 31, 2017 was lower than the prior full year effective tax rate primarily due to benefits recorded in the prior year related to the release of a portion of the existing valuation allowance against U.S. deferred tax assets due to deferred tax liabilities acquired in business combinations, offset by nondeductible acquisition related compensation expenses. In addition, the effective tax rate for the three months ended March 31, 2017 differs from the U.S. statutory tax rate of 35% primarily due to an increase in the valuation allowance on U.S. deferred tax assets.

The amount of net unrecognized tax benefits was $11.1 million as of March 31, 2017 and $10.2 million as of September 30, 2016, exclusive of interest and penalties. The increase in net unrecognized tax benefits was primarily related to the reclassification of tax contingencies from contra deferred tax assets to FASB Interpretation No. 48 liabilities, as those deferred tax assets are expected to be utilized. At March 31, 2017, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $8.3 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $6.3 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2017, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2016 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

In light of our inability as of March 31, 2017 to maintain the required leverage ratio in our revolving credit agreement and note purchase and private shelf agreement using U.S. cash resources, we have decided to access cash resources in our foreign subsidiaries to provide increased assurance of compliance with our loan covenants in the future. As a result, we are no longer able to assert that accumulated or current earnings in our foreign subsidiaries are indefinitely reinvested. Our intent is to repatriate approximately $105.0 million of earnings from the U.K. in fiscal 2017, and we have provided for the associated U.S. taxes in our 2017 current tax provision. In addition, during the quarter ended March 31, 2017, we have provided a deferred tax liability in the amount of $26.7 million for the estimated U.S. taxes that would be due if we were to repatriate the remainder of the accumulated or current earnings in our foreign subsidiaries. We do not have plans to repatriate any additional amounts at this time, however, we may do so if circumstances change or we determine it is in the company’s best interests to do so. As described below, we currently maintain a valuation allowance against our net U.S. deferred tax assets, therefore, the effect of recording this additional deferred liability was to decrease the valuation allowance by an equal and opposite amount, resulting in no net change to tax expense in the quarter ended March 31, 2017.

We evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering our recent history of U.S. losses, we recorded a valuation allowance during fiscal year 2015 on its net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. As of March 31, 2017, we maintained a valuation allowance against its U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through March 31, 2017, a total valuation allowance of $9.0 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

If sufficient positive evidence arises in the future, such as a sustained return to profitability in the U.S., any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached. Until we re-establish a pattern of continuing profitability in the U.S. tax jurisdiction, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the condensed consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the Consolidated Condensed Statements of Income (Loss).

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2017 and September 30, 2016 (in thousands):

	Notional Principal
	March 31, 2017	September 30, 2016
Instruments designated as accounting hedges:
Foreign currency forwards	$118,412	$158,664

Instruments not designated as accounting hedges:
Foreign currency forwards	$122,151	$115,070

Included in the amounts not designated as accounting hedges above at March 31, 2017 and September 30, 2016 are foreign currency forwards with notional principal amounts of $100.3 million and $78.4 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $1.8 million and unrealized losses of $4.5 million were recognized in other income (expense), net for the three months ended March 31, 2017 and 2016, respectively, related to foreign currency forwards not designated as accounting hedges. Unrealized losses of $1.9 million and $9.5 million were recognized in other income (expense), net for the six months ended March 31, 2017 and 2016, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2017 and September 30, 2016. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We presents our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of March 31, 2017 or September 30, 2016.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2017	September 30, 2016
Asset derivatives:
Foreign currency forwards	Other current assets	$1,961	$14,769
Foreign currency forwards	Other noncurrent assets	821	1,201
		$2,782	$15,970
Liability derivatives:
Foreign currency forwards	Other current liabilities	$2,400	$13,752
Foreign currency forwards	Other noncurrent liabilities	821	1,333
Total		$3,221	$15,085

The tables below present gains and losses recognized in other comprehensive loss for the three and six months ended March 31, 2017 and 2016 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Six Months Ended
	March 31, 2017		March 31, 2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(1,631)	$1,833	$(1,417)	$883

Three Months Ended
	March 31, 2017		March 31, 2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(1,017)	$502	$30	$(607)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and six months ended March 31, 2017 and 2016. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

Note 12 — Segment Information

Our company is aligned in three operating segments, which are also our reportable segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), and Cubic Global Defense Services (CGD Services). We define our operating segments and reportable segments based on the way our chief executive officer manages the operations of the Company for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. In 2016 we formalized the structure of our Cubic Mission Solutions (CMS) business unit within our CGD Systems operating segment. CMS combines and integrates our command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and secure communications operations. Following the formalization of the structure of our CMS business, our chief executive officer began receiving reports of our business activities in multiple different formats and began to use the results of the CMS business activities for certain aspects of resource allocation decisions and performance assessments. However, based upon our March 31, 2017 assessment of our operating segments and reportable segments we have concluded based upon factors such as the nature of the business activities and customers, and the nature of information presented to our Board of Directors that CMS is not an operating segment. As our CMS business unit continues to grow and mature, additional aspects of resource allocation and performance assessment may be made at the CMS level and it is possible that CMS could become an operating segment in the future.

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Sales:
Cubic Transportation Systems	$271.5	$274.5	$139.6	$148.7
Cubic Global Defense Systems	220.9	212.2	108.4	116.3
Cubic Global Defense Services	186.0	193.1	95.7	101.0
Total sales	$678.4	$679.8	$343.7	$366.0

Operating income (loss):
Cubic Transportation Systems	$17.5	$23.4	$7.8	$19.8
Cubic Global Defense Systems	(4.9)	(24.6)	(4.4)	(21.2)
Cubic Global Defense Services	1.6	4.5	2.0	4.3
Unallocated corporate expenses	(20.4)	(20.5)	(7.5)	(12.0)
Total operating income (loss)	$(6.2)	$(17.2)	$(2.1)	$(9.1)

Depreciation and amortization:
Cubic Transportation Systems	$4.4	$4.2	$2.0	$1.7
Cubic Global Defense Systems	16.5	11.0	7.7	6.9
Cubic Global Defense Services	1.7	3.0	0.7	1.0
Corporate	3.1	0.8	1.9	0.4
Total depreciation and amortization	$25.7	$19.0	$12.3	$10.0

Unallocated corporate costs in the second quarter of 2017 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $6.0 million compared to $9.4 million in the second quarter of last year. Unallocated corporate costs included $14.6 million of costs incurred in the first half of 2017 for strategic and IT system resource planning compared to $15.9 million in the first half of last year.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating income by $3.3 million and decreased operating income by $4.6 million for the three and six months ended March 31, 2017, respectively, and decreased operating income by $0.3 million and $2.4 million for the three and six months ended March 31, 2016.

These adjustments decreased our net loss by $2.3 million ($0.09 per share) and increased our net loss by $2.5 million ($0.09 per share) for the three and six months ended March 31, 2017, respectively, and decreased net loss by $0.2 million ($0.01 per share) and $1.4 million ($0.05 per share) for the three and six months ended March 31, 2016.

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

March 31, 2017

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

Consolidated Overview

Sales for the quarter ended March 31, 2017 decreased 6% to $343.7 million from $366.0 million in the second quarter of last year. Sales from CTS, CGD Systems and CGD Services decreased by 6%, 7% and 5%, respectively, for the quarter. For the first six months of the fiscal year, consolidated sales decreased slightly to $678.4 million compared to $679.8 million last year. CTS and CGD Services sales decreased 1% and 4%, respectively, for the first half of fiscal 2017, partially offset by increases in CGD Systems sales of 4%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a negative impact on sales of $6.2 million for the second quarter and $14.9 million for the six-month period compared to the same periods last year. Sales generated by businesses we acquired during 2017 and 2016 totaled $15.3 million and $40.8 million for the three- and six- month periods ended March 31, 2017 compared to $13.7 million for both the three- and six-month periods ended March 31, 2016. See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss decreased 77% to $2.1 million in the second quarter of fiscal 2017 compared to $9.1 million in the second quarter of last year primarily due to the impact of businesses acquired by CGD Systems in fiscal 2016 and 2017. CTS and CGD Services operating income decreased 61% and 53%, respectively, compared to the second quarter of fiscal 2017, while CGD Systems operating loss decreased 79%. Businesses we acquired in 2017 and 2016 generated an operating loss of $5.6 million for the quarter ended March 31, 2017 in our CGD Systems segment, compared to an operating loss of $20.9 million for the quarter ended March 31, 2016. These operating losses for acquired businesses include acquisition transaction costs and other acquisition-related charges of $19.7 million in the quarter ended March 31, 2016. There were no significant net acquisition-related costs in the quarter ended March 31, 2017. The acquisition-related expenses for the second quarter of fiscal 2016 include an $18.5 million charge incurred for the GATR acquisition described in the CGD Systems segment section below. Unallocated corporate and other costs for the second quarter of 2017 were $7.5 million compared to $12.0 million in 2016. The decrease in unallocated corporate costs includes a decrease in costs incurred in the second quarter of 2017 for strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $6.0 million in the second quarter of fiscal 2017 compared to $9.4 million in the second quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.7 million for the second quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our consolidated operating loss for the first half of fiscal 2017 decreased 64% to $6.2 million from $17.2 million last year. The decrease in operating loss was largely driven by the charges incurred related to business acquisitions noted above. Businesses we acquired in 2017 and 2016 generated an operating loss of $7.4 million in our CGD Systems segment for the six months ended March 31, 2017 compared to an operating loss of $22.7 million during the first half of fiscal 2016. These operating losses for acquired businesses include acquisition transaction costs and other acquisition-related charges of $0.7 million in the first half of fiscal 2017 compared to $24.0 million in the first half of fiscal 2016.

The CGD Systems operating loss for the first half of fiscal 2017 decreased significantly compared to 2016, primarily due to the reduction in acquisition-related charges. CTS operating income decreased 25% compared to the first six months of last year, while the operating income for CGD Services decreased 64%. Unallocated corporate and other costs for the six-month period of 2017 were $20.4 million compared to $20.5 million in 2016. Unallocated corporate costs included $14.6 million of costs incurred in the first half of 2017 for strategic and IT system resource planning compared to $15.9 million in the first half of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $2.1 million for the six-month period compared to the same period last year.

Our net income for the second quarter of fiscal 2017 was $0.5 million, or 2 cents per share, compared to $10.1 million, or 38 cents per share last year. This decrease in net income was primarily caused by change in the effective tax rate between quarters. In the second quarter of fiscal 2017, the effective tax rate for the quarter was lower than the full year fiscal 2016 effective tax rate primarily due to benefits recorded in fiscal 2016 related to the release of a portion of the existing valuation allowance against U.S. deferred tax assets due to acquired deferred tax liabilities offset by nondeductible acquisition related compensation expenses. Further, we recognized an income tax benefit on our loss for the six-month period ending March 31, 2017 because we expect to realize this benefit during the remainder of the year as a result of our projection of generating U.S. taxable income for the full year. If we are unable to realize this benefit during the year because we do not generate sufficient taxable income, we may be required to record a valuation allowance on all or a portion of this benefit. After consideration of the impact of these items, we estimate our annual effective income tax rate for fiscal 2017 will be approximately 41% prior to the impact of any existing or future need for a U.S. valuation allowance. The effective rate for fiscal 2017 could be affected by, among other factors, the mix of business between the U.S. and foreign jurisdictions, audits of our records by taxing authorities, and fluctuations in the need for a valuation allowance against U.S. and foreign deferred tax assets. In the second quarter of fiscal 2016, a discrete tax benefit of $22.2 million was recorded related to a reduction in our U.S. valuation allowance following the acquisition of GATR which permitted the realization of a portion of our pre-existing deferred tax assets, partially offset by a discrete tax expense of $5.9 million related to non-deductible compensation expense paid to the sellers of

GATR.  Interest expense for the second quarter of fiscal 2017 increased to $4.3 million, compared to $2.6 million in the second quarter of last year. The increased interest expense was primarily caused by our higher average outstanding debt.

For the first half of fiscal 2017, our net loss was $2.4 million, or 9 cents per share, compared to net income of $4.7 million, or 18 cents per share last year. The change for the six-month period was primarily due to the impact of the net discrete tax benefit described above that was recognized in the second quarter of fiscal 2016. Interest expense increased to $7.8 million for the first half of fiscal 2017 from $3.9 million for same period last year primarily due to the increase in outstanding debt.

Our gross margin percentage on product sales increased to 29% in the second quarter of 2017 from 23% in the second quarter last year, and increased to 28% for the first half of fiscal 2017 compared to 22% for the first half of last year. Products that are sold by companies acquired by our CGD Systems segment in fiscal 2017 and 2016 have higher gross margins than our average product sales gross margin, which has resulted in an increase in our consolidated product sales gross margin percentage. Sales generated by these businesses acquired during 2017 and 2016 totaled $15.3 million for the second quarter of fiscal 2017 compared to $13.7 million in the second quarter of fiscal 2016, and totaled $40.8 million for the first half of fiscal 2017 compared to $13.7 million in the first half of fiscal 2016. Also, gross margins on product sales in the second quarter and first half of fiscal 2016 were adversely impacted by cost growth on sales of ground combat training systems in the Far East.

Our gross margin percentage on service sales was 18% in the second quarter of 2017 compared to 24% in the second quarter of fiscal 2016. The decrease in gross margins on service sales was primarily in our CTS segment. For two CTS fare system service contracts in North America, gross margins in the second quarter of fiscal 2016 were higher than in the second quarter of 2017 due to gains recognized in the second quarter of fiscal 2016 upon clarification of certain service level requirements in the contracts. Revenue had been deferred for these two contracts until these contractual clarifications were finalized in the second quarter of fiscal 2016. In addition, the impact of foreign currency exchange rates reduced gross margins on our service contracts in the U.K. denominated in the British Pound. Our gross margin percentage on service sales was 19% in the first half of 2017 compared to 21% in the first half of fiscal 2016 due primarily to the changes in margins in the second quarter described above.

Selling, general and administrative (SG&A) expenses decreased in the second quarter of 2017 to $59.4 million compared to $79.8 million in 2016. For the six-month period, SG&A expenses decreased to $123.1 million compared to $138.3 million last year. As a percentage of sales, SG&A expenses were 17% for the second quarter and 18% for the six-month period ended March 31, 2017, compared to 22% for the second quarter and 20% for the six-month period ended March 31, 2016. These decreases in SG&A expenses were primarily related to expenses incurred in the first half of fiscal 2016 in connection with business acquisitions, including the $18.5 million of expense noted above that was recognized in the second quarter of fiscal 2016 in connection with the GATR acquisition. Costs for strategic and IT system resource planning that were expensed as SG&A in the second quarter of fiscal 2017 totaled $6.0 million compared to $9.4 million in the second quarter of fiscal 2016 and totaled $14.6 million of costs incurred in the first half of 2017 for compared to $15.9 million in the first half of last year.

Company funded research and development (R&D) expenditures, which relate to new defense and transportation technologies under development, increased to $12.9 million for the second quarter compared to $6.1 million last year, and increased to $21.9 million for the six-month period this year compared to $9.6 million last year. For the second quarter and first half of fiscal 2016, R&D expenditures increased for both CTS and CGD Systems by approximately equal amounts. In the second quarter and first half of fiscal 2017, CTS incurred $2.2 million and $3.4 million, respectively, of R&D costs for the development of technologies that will be used on a transportation contract that is expected to be awarded later in fiscal 2017. CTS also accelerated R&D activities on mobile device and next generation NextBus technologies amongst other things. CGD accelerated the development of innovative ground live and virtual training technologies.

Amortization of purchased intangibles for the second quarter of 2017 decreased to $7.8 million from $8.5 million in 2017 due to reduction in amortization for intangible assets that are amortized using accelerated methods. Amortization of purchased intangibles for the first six months of 2017 increased to $17.2 million from $15.0 million in 2016. Intangibles related to businesses acquired in early fiscal 2016 were amortized for the full six months in the first half of fiscal 2017; however, these intangible assets were only amortized for the period subsequent to the acquisition of the related business in fiscal 2016.

Cubic Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Transportation Systems Segment Sales	$271.5	$274.5	$139.6	$148.7

Transportation Systems Segment Operating Income	$17.5	$23.4	$7.8	$19.8

CTS sales decreased 6% in the second quarter of fiscal 2017 to $139.6 million compared to $148.7 million in the second quarter of last year, and decreased 1% for the first half of fiscal 2017 to $271.5 million from $274.5 million last year. Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.7 million for the second quarter of fiscal 2017 and $15.9 million for the six-month period compared to the same periods last year, primarily due to the weakening of the British Pound against the U.S. dollar. Sales in the U.K. decreased for the second quarter and first half of 2017 due to the significant changes in foreign currency exchange rates, and sales were lower in the U.S. for these periods primarily due to cost growth on a toll contract. For this contract revenue is recognized using the cost-to-cost percentage of completion basis. In periods of cost growth, this method of revenue recognition can result in the reversal of previously recognized revenue. The cost growth in the second quarter of fiscal year 2017 on this toll contract reduced revenue by $3.0 million for the quarter. These decreases in revenue were partially offset by increased sales in Australia, which were higher primarily due to the formalization and recognition of additional system development and services provided to our customer in Sydney.

CTS operating income decreased 61% in the second quarter of fiscal 2017 to $7.8 million compared to $19.8 million in the second quarter of last year, and decreased 25% for the first half of fiscal 2017 to $17.5 million from $23.4 million for the first half of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.8 million for the second quarter and $2.5 million for the six-month period compared to the same periods last year. Operating income for the second quarter and first half of fiscal 2017 decreased for North American contracts primarily due to an increase in estimated costs on a toll contract, and decreased in the U.K. due to the impact of foreign currency exchange rates. In addition, operating income decreased due to increases in R&D expenditures related primarily to the development of mobile and next generation NextBus technologies of $0.6 million and $3.3 million for the second quarter of fiscal 2017 and the first half of fiscal 2017, respectively, compared to corresponding periods in fiscal 2016. In the second quarter and first half of fiscal 2017 CTS incurred $2.2 million and $3.4 million, respectively, of R&D costs for the development of technologies that will be used on a transportation contract that is expected to be awarded later in fiscal 2017. These decreases in operating income were partially offset by higher income in Australia for the second quarter and first half of fiscal 2017 primarily due to the formalization and recognition of additional system development and services work for our Sydney customer noted above.

Cubic Global Defense Systems Segment (CGD Systems)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Cubic Global Defense Systems Segment Sales	$220.9	$212.2	$108.4	$116.3

Cubic Global Defense Systems Segment Operating Loss	$(4.9)	$(24.6)	$(4.4)	$(21.2)

CGD Systems sales decreased 7% in the second quarter to $108.4 million compared to $116.3 million last year, and sales increased 4% for the first half of fiscal 2017 to $220.9 million from $212.2 million last year due primarily to sales from acquired businesses. Revenues from businesses we acquired in fiscal years 2017 and 2016, all within our CGD Systems operating segment, were $15.3 million and $40.8 million for the three- and six-month periods ended March 31, 2017, respectively, compared to $13.7 million for both the three- and six-month periods ended March 31, 2016.

Sales were lower in the second quarter and first half of fiscal 2017 from ground combat training systems and virtual and immersive training systems compared to the same periods last year. For the first half of fiscal 2017, these decreases in sales were partially offset by increased sales from air combat training systems due to particularly strong sales of air combat training systems in the first quarter of fiscal 2017. Sales of air combat training systems in the second quarter of fiscal 2017 were consistent with the second quarter of fiscal 2016. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.5 million for the second quarter of 2017 and $1.0 million for the six-month period ended March 31, 2017 compared to the same periods last year.

CGD Systems operating loss was $4.4 million in the second quarter of fiscal 2017 compared to $21.2 million last year, and $4.9 million for the first half of 2017 compared to $24.6 million for the first half of last year. The change in CGD Systems operating results were primarily driven by the impacts of accounting for business acquisitions in fiscal 2016 and 2017. Including the impacts of business acquisition accounting and amortization expense, the businesses we acquired in fiscal years 2017 and 2016 had operating losses of $5.6 million for the second quarter of fiscal 2017 compared to $20.9 million in the second quarter of fiscal 2016. Acquired businesses incurred operating losses of $7.4 million in the first half of 2017 compared to $22.7 million in the first half of 2016. Included in the operating loss for the second quarter of fiscal year 2016 are business acquisition transaction costs of $19.7 million. There were no significant business acquisition transaction costs in the second quarter of fiscal 2017. Business acquisition transaction costs were $0.8 million in the first half of fiscal 2017 compared to $23.4 million for the first half of fiscal 2016. Business acquisition transaction costs consist of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and, most significantly, expenses recognized in connection with our acquisition of GATR. GATR’s operating income for the quarter ended March 31, 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during the quarter ended March 31, 2016 related to this matter upon completing this acquisition. Expense related to the amortization of CGD Systems intangible assets totaled $5.9 million in the second quarter of 2017 compared to $5.8 million in the second quarter last year, and totaled $12.7 million in the first half of fiscal 2017 compared to $8.5 million in the first half of 2016. In addition, CGD Systems increased R&D expenditures related primarily to the development of innovative ground live and virtual training technologies of $3.8 million and $5.5 million for the second quarter of fiscal 2017 and the first half of fiscal 2017, respectively, compared to corresponding periods in fiscal 2016.

In addition to the impacts of acquired businesses described above, operating losses for the second quarter and first half of fiscal 2017 were reduced compared to the corresponding periods in fiscal 2016 due to increases in operating income from air combat training systems and ground combat training systems. Also, the operating income from ground combat training systems in the second quarter of fiscal 2016 was impacted by cost growth on a ground combat training system that we were developing in the Far East.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.1 million for the second quarter of fiscal 2017 and $0.4 million for the six-month period ended March 31, 2017 compared to the same periods last year.

Cubic Global Defense Services Segment (CGD Services)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Cubic Global Defense Services Segment Sales	$186.0	$193.1	$95.7	$101.0

Cubic Global Defense Services Segment Operating Income	$1.6	$4.5	$2.0	$4.3

CGD Services sales decreased 5% in the second quarter of fiscal 2017 to $95.7 million compared to $101.0 million last year, and 4% for the first six months of fiscal 2017 to $186.0 million compared to $193.1 million last year. Sales for the second quarter and first half of fiscal 2017 were lower primarily because of decreased activity on U.S. Army contracts, other than our contract with the Joint Readiness Training Center, as well as lower activity supporting Special Operations Forces training.

CGD Services operating income was $2.0 million in the second quarter compared to $4.3 million last year, and $1.6 million for the six-month period compared to $4.5 million last year. The decrease in operating income was primarily driven by the decreased activity on the U.S. Army and Special Operations Forces training contracts noted above. In addition, certain contracts that we retained after recompete were won in the first quarter of fiscal 2017 at reduced pricing due to an extremely competitive bid environment. In addition, operating income in the second quarter of 2017 was negatively impacted by a $0.3 million restructuring charge. These reductions in operating profit were partially offset by a decrease in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods.

Backlog

	March 31,	September 30,
	2017	2016
	(in millions)
Total backlog
Transportation Systems	$1,613.5	$1,793.3
Cubic Global Defense Systems	519.6	576.8
Cubic Global Defense Services	493.1	570.3
Total	$2,626.2	$2,940.4

Funded backlog
Transportation Systems	$1,613.5	$1,793.3
Cubic Global Defense Systems	519.6	576.8
Cubic Global Defense Services	149.9	139.2
Total	$2,283.0	$2,509.3

Total backlog decreased by $314.2 million from September 30, 2016 to March 31, 2017 as sales outpaced new business orders for all three business segments in the second quarter of fiscal 2017. Backlog for CTS in particular can be subject to significant variations over time due to the significant size of larger customer procurements and the inconsistent frequency of such large contract opportunities. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $26.3 million compared to September 30, 2016.

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

Liquidity and Capital Resources

Operating activities provided cash of $11.0 million for the six-month period ended March 31, 2017. For the six months ended March 31, 2017, the operating activities of all three segments had positive cash flows.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $16.5 million in the first half of fiscal 2017. Of this amount, $10.0 million was recognized as expense and is reflected in cash flows used in operations, while $6.5 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the six-month period also included $12.9 million of cash paid related to the acquisition of businesses in our CGD Systems segment.

Financing activities for the six-month period consisted primarily of the receipt of net proceeds of $10.0 million from short-term borrowings. We also used $2.3 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.7 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $7.5 million to our cash balance as of March 31, 2017 compared to September 30, 2016.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015 we issued senior unsecured notes in an aggregate principal amount of $25.0 million. These additional notes will also mature on March 12, 2025 and bear an interest rate of 3.70%. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level. On February 2, 2016 we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the Revolving Credit Agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2017, there were borrowings totaling $250.0 million under this agreement and there were letters of credit outstanding totaling $16.8 million, which reduce the available line of credit to $133.2 million. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At March 31, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.19%.

We have a secured letter of credit facility agreement with a bank (Secured Letter of Credit Facility) which is cancellable by us at any time upon the completion of certain conditions to the satisfaction of the bank. At March 31, 2017, there were letters of credit outstanding under this agreement of $63.3 million. Restricted cash at March 31, 2017 of $69.6 million was held on deposit in the U.K. as collateral in support of this Secured Letter of Credit Facility. We are required to leave the cash in the restricted account so long as the bank continues to maintain associated letters of credit under the facility. The maximum amount of letters of credit currently allowed by the facility is $63.3 million, and any increase above this amount would require bank approval and additional restricted funds to be placed on deposit. We may choose at any time to terminate the facility and move the associated letters of credit to another credit facility. Letters of credit outstanding under the Secured Letter of Credit Facility do not reduce the available line of credit under the Revolving Credit Agreement.

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. At March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the revolving credit agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. These revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed a certain level that is below the revised level necessary for maintaining covenant compliance. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2017 was $7.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheet.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2017, these agreements restrict such distributions to shareholders to a maximum of $49.2 million in fiscal year 2017.

As of March 31, 2017, virtually all of the $263.8 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. In light of our inability as of March 31, 2017 to maintain the required leverage ratio in our revolving credit agreement and note purchase and private shelf agreement using U.S. cash resources, we have decided to access our cash resources in these foreign jurisdictions to provide increased assurance of compliance with our loan covenants in the future. As a result, we are no longer able to assert that current or accumulated earnings in our foreign subsidiaries are indefinitely reinvested. Our intent is to repatriate approximately $105.0 million of accumulated earnings from the U.K. in fiscal 2017, and we have provided for the associated U.S. taxes in our 2017 current tax provision. In addition, during the quarter ended March 31, 2017, we have provided a deferred tax liability in the amount of $26.7 million for the estimated U.S. taxes that would be due if we were to repatriate the remainder of the current or accumulated earnings in our foreign subsidiaries. We do not have plans to repatriate any additional amounts at this time, however, we may do so if circumstances change or we determine it is in the company’s best interests to do so. Because we currently maintain a valuation allowance against our net U.S. deferred tax assets, the effect of recording this additional deferred liability was to decrease the valuation allowance by an equal and opposite amount, resulting in no net change to tax expense in the quarter ended March 31, 2017.

Our financial condition remains strong with working capital of $241.5 million and a current ratio of 1.5 to 1 at March 31, 2017. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. Adoption of ASU 2014-09 will be required for us beginning in the first quarter of fiscal 2019 and we have determined that we will not adopt ASU 2014-09 earlier than required. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption. We have not yet determined which method of adoption we will select.

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the impact of the adoption of the new standard on our various revenue streams. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 13% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2016. We continue to analyze the impact of the new standard on our remaining revenue streams and, as the standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will continue to extend over several future periods.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 will be effective for us beginning October 1, 2018, and early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2017 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American CGD Systems subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. We have accordingly throughout the second quarter continued to modify our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2017 and 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first and second quarters of fiscal 2017 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5 – OTHER INFORMATION

Amendment to Third Amended and Restated Credit Agreement

On May 4, 2017, we entered into a First Amendment to Third Amended and Restated Credit Agreement (the JPM Amendment) by and among Cubic, JPMorgan Chase Bank, N.A. (as administrative agent) (JPMorgan Chase), and the other lenders party thereto. The JPM Amendment amends our Third Amended and Restated Credit Agreement, dated as of August 11, 2016, by and among Cubic, JPMorgan Chase, and the other lenders party thereto, as amended (the Credit Facility).

The JPM Amendment provides for, among other things, amendments to certain of the financial covenants set forth in the Credit Facility, including without limitation the financial covenant setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization  and amendments to certain other provisions of the Credit Facility, including the determination of adjusted earnings before interest, taxes, depreciation and amortization and the determination of consolidated net income.

The Credit Facility contains financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the Credit Facility contains covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. The Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding amounts under the Credit Facility immediately due and payable, and may terminate commitments to make any additional advances thereunder.

Certain of the lenders under the Credit Facility and their respective affiliates have performed, and may in the future perform, for us and our affiliates various commercial banking, investment banking, financial advisory or other services, for which they have received and may in the future receive customary compensation and expense reimbursement.

The description of the JPM Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the JPM Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement

On May 4, 2017, we entered into a First Amendment of Second Amended and Restated Note Purchase and Private Shelf Agreement (the NPA Amendment) by and among Cubic, certain of our subsidiaries as guarantors, and PGIM, Inc. and certain of its affiliates (collectively, the Purchasers).  The NPA Amendment amends our Second Amended and Restated Note Purchase and Private Shelf Agreement (the Note Agreement), by and among Cubic, certain of our subsidiaries as guarantors, and the Purchasers.

The NPA Amendment provides for, among other things, amendments to certain of the financial covenants set forth in the Note Agreement, including without limitation the financial covenant setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization (the “Leverage Ratio”) and amendments to certain other provisions of the Credit Facility, including the determination of adjusted earnings before interest, taxes, depreciation and amortization and the determination of consolidated net income.  In addition, the NPA Amendment provides for the coupon rates applicable to the various notes issued pursuant to the Note Agreement (the “Notes”) to increase for certain periods of time depending on the Leverage Ratio.

The Note Agreement contains customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional indebtedness, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations.  The Note Agreement also contains customary events of default.  The occurrence of any event of default under the Note Agreement may result in all of the Notes then outstanding becoming immediately due and payable.

The description of the NPA Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the NPA Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
10.1

First Amendment to Third Amended and Restated Credit Agreement dated as of May 4, 2017, by and among Cubic Corporation, JP Morgan Chase Bank N.A. (as administrative agent) and the other lenders party thereto.

10.2	First Amendment of Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 4, 2017, by and among Cubic Corporation, PGIM, Inc. and the other purchasers party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 8, 2017	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 8, 2017	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)