Form 10-Q
period 2017-06-30
CUBIC CORP /DE/
filed 2017-08-03
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2017

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

As of July 22, 2017, registrant had only one class of common stock of which there were 27,126,974 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Products	$466,071	$451,329	$167,143	$170,566
Services	574,184	603,748	194,726	204,674
	1,040,255	1,055,077	361,869	375,240
Costs and expenses:
Products	334,590	328,422	120,575	108,785
Services	464,505	478,647	157,781	164,053
Selling, general and administrative expenses	183,208	206,897	60,094	68,632
Research and development	38,779	18,146	16,901	8,521
Amortization of purchased intangibles	25,093	24,620	7,865	9,666
Restructuring costs	1,950	1,615	350	1,690
	1,048,125	1,058,347	363,566	361,347

Operating income (loss)	(7,870)	(3,270)	(1,697)	13,893

Other income (expenses):
Interest and dividend income	719	1,152	249	415
Interest expense	(12,202)	(7,403)	(4,357)	(3,486)
Other income (expense), net	722	(1,532)	1,667	(1,930)

Income (loss) before income taxes	(18,631)	(11,053)	(4,138)	8,892

Income tax provision (benefit)	5,733	(20,281)	17,819	4,394

Net income (loss)	$(24,364)	$9,228	$(21,957)	$4,498

Net income (loss) per share:
Basic	$(0.90)	$0.34	$(0.81)	$0.17
Diluted	$(0.90)	$0.34	$(0.81)	$0.17

Dividends per common share	$0.14	$0.14	$—	$—

Weighted average shares used in per share calculations:
Basic	27,100	26,971	27,110	26,977
Diluted	27,100	27,010	27,110	27,058

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(24,364)	$9,228	$(21,957)	$4,498
Other comprehensive income (loss):
Foreign currency translation	(2,111)	(39,571)	11,193	(21,950)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(39)	273	930	620
Adjustment for net gains/losses realized and included in net income, net of tax	(1,204)	(868)	(1,204)	(294)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(1,243)	(595)	(274)	326
Total other comprehensive income (loss)	(3,354)	(40,166)	10,919	(21,624)
Total comprehensive loss	$(27,718)	$(30,938)	$(11,038)	$(17,126)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$67,064	$197,127
Restricted cash	4,564	75,648
Marketable securities	13,060	12,996
Accounts receivable - net	361,843	382,581
Recoverable income taxes	4,951	9,706
Inventories - net	103,438	66,362
Other current assets	33,614	38,231
Total current assets	588,534	782,651

Long-term contract receivables	21,301	20,926
Long-term capitalized contract costs	58,694	65,382
Property, plant and equipment, net	107,910	96,316
Deferred income taxes	2,149	2,194
Goodwill	410,902	406,946
Purchased intangibles, net	103,623	123,403
Other assets	9,800	6,590
Total assets	$1,302,913	$1,504,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$104,000	$240,000
Trade accounts payable	62,002	81,172
Customer advances	56,277	49,481
Accrued compensation and other current liabilities	120,304	147,690
Income taxes payable	957	1,450
Current portion of long-term debt	452	450
Total current liabilities	343,992	520,243

Long-term debt	199,978	200,291
Other long-term liabilities	97,455	93,978

Shareholders’ equity:
Common stock	35,745	32,756
Retained earnings	784,992	813,035
Accumulated other comprehensive loss	(123,171)	(119,817)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	661,488	689,896
Total liabilities and shareholders’ equity	$1,302,913	$1,504,408

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Activities:
Net income (loss)	$(24,364)	$9,228	$(21,957)	$4,498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,154	31,943	12,418	12,966
Share-based compensation expense	3,826	6,916	469	2,828
Change in fair value of contingent consideration	(4,713)	(2,756)	(2,519)	(1,050)
Changes in operating assets and liabilities, net of effects from acquisitions	(29,417)	(39,892)	(16,731)	23,892
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,514)	5,439	(28,320)	43,134

Investing Activities:
Acquisition of businesses, net of cash acquired	(12,924)	(243,483)	—	—
Purchases of property, plant and equipment	(25,490)	(25,883)	(10,321)	(4,508)
Purchases of marketable securities	(18,944)	(21,802)	(189)	(7,116)
Proceeds from sales or maturities of marketable securities	18,944	36,923	6,441	7,053
Proceeds from sale of fixed assets	1,233	—	—	—
Purchase of non-marketable debt and equity securities	(2,200)	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	(39,381)	(254,245)	(4,069)	(4,571)

Financing Activities:
Proceeds from short-term borrowings	93,080	263,300	23,800	10,000
Principal payments on short-term borrowings	(229,080)	(93,300)	(169,800)	(20,000)
Proceeds from long-term borrowings	—	75,000	—	—
Principal payments on long-term debt	(320)	(378)	(104)	(124)
Purchase of common stock	(2,449)	(1,658)	(94)	—
Proceeds in connection with the Company's employee stock purchase plan	1,712	—	279	—
Dividends paid	(3,679)	(3,641)	—	—
Contingent consideration payments related to acquisitions of businesses	(1,988)	(1,679)	—	—
Net change in restricted cash	71,084	(4,116)	72,597	(602)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(71,640)	233,528	(73,322)	(10,726)

Effect of exchange rates on cash	(2,528)	(29,759)	4,958	(13,206)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,063)	(45,037)	(100,753)	14,631

Cash and cash equivalents at the beginning of the period	197,127	218,476	167,817	158,808

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$67,064	$173,439	$67,064	$173,439

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$1,035	$—	$—	$—
Liability incurred to acquire GATR, net	$—	$7,651	$—	$—
Liability incurred to acquire TeraLogics, net	$—	$4,998	$—	$—
Liability incurred to acquire H4 Global, net	$—	$952	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2017

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2016.

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

Recent Accounting Pronouncements – Not Yet Adopted

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

Vocality’s sales and results of operations included in our operating results for the quarter and nine-months ended June 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$1.2	$—	$0.4	$—
Operating loss	(2.3)	—	(0.7)	—
Net loss after taxes	(2.1)	—	(0.6)	—

Vocality’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization	$0.4	$—	$0.2	$—
Acquisition-related expenses	1.5	—	0.3	—

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses and results of operations above for the nine months ended June 30, 2017.

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

GATR’s sales and results of operations included in our operating results for the quarter and nine-months ended June 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$51.4	$18.6	$24.0	$9.3
Operating income (loss)	(2.6)	(24.5)	2.7	(3.8)
Net income (loss) after taxes	(1.6)	(20.6)	1.6	(2.3)

GATR’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization	$9.7	$6.0	$3.1	$3.6
Gains (losses) for changes in fair value of contingent consideration	3.2	(0.7)	1.5	(0.6)
Acquisition-related expenses	1.3	20.2	0.5	0.8

GATR’s operating results for the nine months ended June 30, 2016 were significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense within general and administrative expenses during the quarter ended March 31, 2016 related to this matter. This compensation expense is reflected in GATR’s acquisition-related expenses and the results of GATR’s operations above. Of this $18.5 million amount, $15.4 million is not deductible for tax purposes.

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

Teralogic’s sales and results of operations included in our operating results for the quarter and nine-months ended June 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$14.0	$8.0	$3.0	$4.2
Operating loss	(1.1)	(2.4)	(0.9)	(0.4)
Net loss after taxes	(0.7)	(1.4)	(0.6)	(0.2)

Teralogic’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization	$2.7	$2.0	$0.9	$1.0
Gains (losses) for changes in fair value of contingent consideration	(0.2)	(0.1)	—	(0.2)
Acquisition-related expenses	0.2	2.3	0.1	0.1

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

Through June 30, 2017 we have paid $32.4 million to the seller. At June 30, 2017 we have recorded a liability of $3.2 million as an estimate of the additional cash consideration that will be due to the seller in the future.

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

H4 Global’s sales and results of operations included in our operating results for the quarter and nine months ended June 30, 2017 and 2016 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$2.6	$1.4	$1.0	$0.8
Operating income (loss)	(0.5)	0.1	(0.2)	0.1
Net income (loss) after taxes	(0.4)	0.1	(0.2)	0.1

H4 Global’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization	$0.1	$—	$—	$—
Gains (losses) for changes in fair value of contingent consideration	—	0.2	(0.1)	—
Acquisition-related expenses	—	0.1	—	—

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Vocality, GATR, TeraLogics and H4 Global had been included in our consolidated results since October 1, 2015 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,040.5	$1,079.4	$361.9	$376.2

Net income (loss)	$(24.6)	$8.0	$(22.0)	$4.2

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

Goodwill

Changes in goodwill for the nine months ended June 30, 2017 were as follows (in millions):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Net balances at September 30, 2016	$49,630	$262,966	$94,350	$406,946
Acquisitions	—	3,642	—	3,642
Foreign currency exchange rate changes	148	166	—	314
Net balances at June 30, 2017	$49,778	$266,774	$94,350	$410,902

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

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past six years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Assumptions used in our discounted cash flow approach for our CGD Services reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. While our interim assessment of our reporting units did not indicate that impairment was more-likely-than-not for any reporting unit, we believe that, based on the results achieved by our CGD Services reporting unit to date in fiscal 2017, there is a heightened risk that a step two impairment test could be required in the future.

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

Subsequent event - acquisition of Deltenna Ltd

In July 2017, we acquired all of the outstanding capital stock of Deltenna Ltd (Deltenna), a defense systems business based in Chippenham, England which specializes in LTE wireless communication solutions for non-stationary and on-the-move defense applications. The purchase price is $4.0 million adjusted for the difference between net working capital acquired and a targeted working capital amount plus up to $7.0 million of contingent consideration.

Note 3 — Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the quarter and nine months ended June 30, 2017, the effect of 1.0 million shares of restricted stock were excluded from diluted loss per share that would have been included if we had been in a net income position. There were no anti-dilutive securities for the three and nine months ended June 30, 2017 or for the three and nine months ended June 30, 2016.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(24,364)	$9,228	$(21,957)	$4,498

Weighted average shares - basic	27,100	26,971	27,110	26,977
Effect of dilutive securities	—	39	—	81
Weighted average shares - diluted	27,100	27,010	27,110	27,058

Net income (loss) per share, basic	$(0.90)	$0.34	$(0.81)	$0.17
Effect of dilutive securities	—	—	—	—
Net income (loss) per share, diluted	$(0.90)	$0.34	$(0.81)	$0.17

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

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2017	2016

Trade and other receivables	$11,357	$15,488
Long-term contracts:
Billed	163,174	146,619
Unbilled	209,014	241,726
Allowance for doubtful accounts	(401)	(326)
Total accounts receivable	383,144	403,507
Less estimated amounts not currently due	(21,301)	(20,926)
Current accounts receivable	$361,843	$382,581

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2017 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2016 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2017	2016

Finished products	$7,223	$10,018
Work in process and inventoried costs under long-term contracts	100,945	62,570
Materials and purchased parts	9,798	12,102
Customer advances	(14,528)	(18,328)
Net inventories	$103,438	$66,362

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

At June 30, 2017, work in process and inventoried costs under long-term contracts includes approximately $3.3 million in costs incurred outside the scope of work or in advance of a contract award compared to $0.7 million at September 30, 2016. We believe it is probable that we will recover the costs inventoried at June 30, 2017, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.2 million and $7.0 million for the quarter and nine-month periods ended June 30, 2017, respectively, and $2.2 million and $6.5 million for the quarter and nine-month periods ended June 30, 2016, respectively.

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

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $5.2 million and $11.7 million for the quarter and nine-month periods ended June 30, 2017, respectively, and $4.3 million and $19.0 million for the quarter and nine-month periods ended June 30, 2016, respectively.

In addition to software costs that were capitalized, during the quarter and nine-month periods ended June 30, 2017 we recognized expense related to the development and implementation of our ERP system of $5.6 million and $15.6 million, respectively, compared to $5.1 million and $17.1 million during the quarter and nine-month periods ended June 30, 2016, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $10.9 million and $10.6 million at June 30, 2017 and September 30, 2016, respectively.

In fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying values of assets set aside to fund deferred compensation liabilities as of June 30, 2017 and September 30, 2016 were $5.1 million and $3.6 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the June 30, 2017 valuations was 15% for TeraLogics, 19% for DTECH and 15% for GATR. The volatility factor used in the September 30, 2016 valuation was 17% for TeraLogics, 18% for DTECH and 17% for GATR. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of June 30, 2017, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Total
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$11,267
Cash paid to seller	—	—	—	(2,500)	—	(2,500)
Total remeasurement (gain) loss recognized in earnings	(1,700)	(13)	300	(100)	(3,200)	(4,713)
Balance as of June 30, 2017	$300	$554	$1,700	$1,500	$—	$4,054

The total remeasurement (gain) loss recognized in earnings totaled gain of $2.5 million and $4.7 million for the three and nine-month periods ended June 30, 2017, respectively, compared to losses of $1.1 million and $2.8 million, respectively, for the three and nine-month periods ended June 30, 2016.

We hold certain non-marketable debt and equity securities which consist primarily of convertible notes and warrants issued by private companies. The fair value of non-marketable debt and equity securities are included within other assets.

The fair value of non-marketable debt securities is estimated using (i) discounted cash flow approach in which the contractual payments of the note principal and interest are present-valued using a discount rate adjusted for the credit risk of the note issuer, and (ii) option approach in which the value of the equity conversion feature is estimated using an option-pricing model such as Black-Scholes. The fair value of non-marketable equity securities is estimated using the Black-Scholes model.

The inputs to each of the fair value models described above include significant unobservable inputs such as the credit-risk adjusted discount rate of the issuer, the value of the stock of the issuer and its expected return volatility, and therefore represent Level 3 measurements within the fair value hierarchy.

As of June 30, 2017, the following table summarizes the changes in fair value of our Level 3 non-marketable debt and equity security assets (in thousands):

Total non-marketable debt and equity securities
Balance as of September 30, 2016	$—
Purchases	2,200
Balance as of June 30, 2017	$2,200

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$79	$—	$—	$79	$57,455	$—	$—	$57,455
Marketable securities	—	13,060	—	13,060	—	12,996	—	12,996
Current derivative assets	—	2,459	—	2,459	—	14,770	—	14,770
Noncurrent derivative assets	—	846	—	846	—	1,201	—	1,201
Marketable securities in rabbi trust	17	—	—	17	4	—	—	4
Non-marketable debt and equity securities	—	—	2,200	2,200	—	—	—	—
Total assets measured at fair value	$96	$16,365	$2,200	$18,661	$57,459	$28,967	$—	$86,426
Liabilities
Current derivative liabilities	—	3,096	—	3,096	—	13,752	—	13,752
Noncurrent derivative liabilities	—	846	—	846	—	1,334	—	1,334
Contingent consideration to seller of GATR	—	—	—	—	—	—	3,200	3,200
Contingent consideration to seller of TeraLogics - contract extensions	—	—	1,700	1,700	—	—	1,400	1,400
Contingent consideration to seller of TeraLogics - revenue targets	—	—	1,500	1,500	—	—	4,100	4,100
Contingent consideration to seller of H4 Global	—	—	554	554	—	—	567	567
Contingent consideration to seller of DTECH	—	—	300	300	—	—	2,000	2,000
Total liabilities measured at fair value	$—	$3,942	$4,054	$7,996	$—	$15,086	$11,267	$26,353

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

	June 30,	September 30,
	2017	2016
Fair value	$204.9	$210.0
Carrying value	$200.7	$201.0

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At June 30, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.48%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At June 30, 2017, the Company’s total debt issuance costs have an unamortized balance of $2.7 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2017, there were borrowings totaling $104.0 million under this agreement and there were letters of credit outstanding totaling $78.7 million, which reduce the available line of credit to $217.3 million.

Until June 2017, we had a secured letter of credit facility agreement with a bank in the U.K. At September 30, 2016, there were letters of credit outstanding under this agreement of $62.7 million. Restricted cash at September 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this facility. In June 2017, this agreement was terminated and the associated letters of credit were transferred to the Revolving Credit Agreement described above. The cash that formerly collateralized the secured credit facility was used to make principal payments to reduce our outstanding short-term borrowings.

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. At March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the revolving credit agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2017 was $4.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of June 30, 2017, we had letters of credit under the Revolving Credit Agreement and bank guarantees outstanding totaling $74.7 million that guarantee either our performance or customer advances under certain contracts. In addition, we had financial letters of credit outstanding totaling $16.9 million as of June 30, 2017, which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2017, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2017, these agreements restrict such distributions to shareholders to a maximum of $39.4 million in fiscal year 2017.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $7.6 million and $8.2 million as of June 30, 2017 and September 30, 2016, respectively.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$457	$457	$155	$147
Interest cost	5,293	6,787	1,775	2,247
Expected return on plan assets	(9,634)	(10,028)	(3,234)	(3,253)
Amortization of actuarial loss	2,748	1,401	926	489
Administrative expenses	142	131	48	45
Net pension benefit	$(994)	$(1,252)	$(330)	$(325)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through June 30, 2017, the Compensation Committee has granted 917,802 RSUs with time-based vesting and 993,298 RSUs with performance-based vesting under this program.

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

Through June 30, 2017, Cubic has granted 1,911,100 RSUs of which 449,902 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At June 30, 2017, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 440,045.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2016	889,129	$45.98
Granted	465,457	46.18
Vested	(156,537)	46.17
Forfeited	(78,777)	48.41
Unvested at June 30, 2017	1,119,272	$45.86

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and nine-month periods ended June 30, 2017 and 2016 as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$412	$856	$129	$312
Selling, general and administrative	3,414	6,060	340	2,516
	$3,826	$6,916	$469	$2,828

As of June 30, 2017, there was $40.5 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $20.0 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2017. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although the Company believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, for the fiscal three-month and nine-month periods ended June 30, 2017, the Company believes it is more appropriate to use a blend of the discrete effective tax rate method and the estimated annual effective tax rate method to calculate income tax expense for the period. The Company determined that since small changes in estimated “ordinary” income for U.S. operations would result in significant changes in the worldwide estimated annual effective tax rate, the discrete tax rate method should be utilized to determine a more reliable estimate of U.S. income tax expense for the period.

Income tax expense recognized on pre-tax losses for the three and nine months ended June 30, 2017 resulted in effective tax rates of (430%) and (31%), respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three-month and nine-month periods ending June 30, 2017 was the $20.1 million impact of recording the U.S. provision utilizing a discrete vs. annual effective rate tax rate method partially offset by the tax benefit related to the reversal of certain tax contingencies due to the lapse of the statute of limitations.

The amount of net unrecognized tax benefits was $5.9 million as of June 30, 2017 and $10.2 million as of September 30, 2016, exclusive of interest and penalties. The decrease in net unrecognized tax benefits was primarily related to a lapse of the statute of limitations on tax positions taken in previous years. At June 30, 2017, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $3.2 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.0 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2017, the years open under the statute of limitations in significant jurisdictions include fiscal years 2012-2016 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

During the three month period ended March 31, 2017, in order to maintain the required leverage ratio in our revolving credit agreement and note purchase and private shelf agreements, we decided to access cash resources in our foreign subsidiaries to provide increased assurance of compliance with our loan covenants in the future. As a result, we are no longer able to assert that accumulated or current earnings in our foreign subsidiaries are indefinitely reinvested. Our intent is to repatriate a total of approximately $194.2 million of earnings from the U.K. during fiscal 2017, and we have provided for the associated incremental U.S. taxes. As of June 30, 2017, we have recorded a deferred tax liability in the amount of $17.8 million for the estimated U.S. taxes that would be due if we were to repatriate the remainder of the accumulated or current earnings in foreign subsidiaries. We do not have plans to repatriate any additional amounts at this time, however, we may do so if circumstances change or we determine it is in the company’s best interests to do so.

We evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After considering our recent history of U.S. losses, we recorded a valuation allowance during fiscal year 2015 on net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. As of June 30, 2017, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through June 30, 2017, a total valuation allowance of $45.6 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2017 and September 30, 2016 (in thousands):

	Notional Principal
	June 30, 2017	September 30, 2016
Instruments designated as accounting hedges:
Foreign currency forwards	$158,771	$158,664

Instruments not designated as accounting hedges:
Foreign currency forwards	$70,461	$115,070

Included in the amounts not designated as accounting hedges above at June 30, 2017 and September 30, 2016 are foreign currency forwards with notional principal amounts of $47.5 million and $78.4 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $10.2 million and $8.2 million were recognized in other income (expense), net for the three and nine months ended June 30, 2017, respectively, and an unrealized gain and unrealized loss of $1.1 million and $8.5 million were recognized in other income (expense), net for the three and nine months ended June 30, 2016, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. Credit risk represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2017 and September 30, 2016. Although the table above reflects the notional principal amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We presents our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of June 30, 2017 or September 30, 2016.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2017	September 30, 2016
Asset derivatives:
Foreign currency forwards	Other current assets	$2,459	$14,769
Foreign currency forwards	Other noncurrent assets	846	1,201
		$3,305	$15,970
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,096	$13,752
Foreign currency forwards	Other noncurrent liabilities	846	1,333
Total		$3,942	$15,085

The tables below present gains and losses recognized in other comprehensive loss for the three and nine months ended June 30, 2017 and 2016 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Nine Months Ended
	June 30, 2017		June 30, 2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(1,912)	$1,853	$917	$1,336

Three Months Ended
	June 30, 2017		June 30, 2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(281)	$(355)	$500	$453

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three and nine months ended June 30, 2017 and 2016. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.4 million, net of income taxes.

Note 12 — Segment Information

Our company is aligned in three operating segments, which are also our reportable segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), and Cubic Global Defense Services (CGD Services). We define our operating segments and reportable segments based on the way our chief executive officer manages the operations of the Company for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. In 2016 we formalized the structure of our Cubic Mission Solutions (CMS) business unit within our CGD Systems operating segment. CMS combines and integrates our command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and secure communications operations. Following the formalization of the structure of our CMS business, our chief executive officer began receiving reports of our business activities in multiple different formats and began to use the results of the CMS business activities for certain aspects of resource allocation decisions and performance assessments. However, based upon our June 30, 2017 assessment of our operating segments and reportable segments we have concluded based upon factors such as the nature of the business activities and customers, and the nature of information presented to our Board of Directors that CMS is not an operating segment. As our CMS business unit continues to grow and mature, additional aspects of resource allocation and performance assessment may be made at the CMS level and it is possible that CMS could become an operating segment in the future.

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales:
Cubic Transportation Systems	$407.9	$430.5	$136.4	$156.0
Cubic Global Defense Systems	350.7	331.3	129.8	119.0
Cubic Global Defense Services	281.7	293.3	95.7	100.2
Total sales	$1,040.3	$1,055.1	$361.9	$375.2

Operating income (loss):
Cubic Transportation Systems	$16.6	$43.9	$(0.9)	$20.5
Cubic Global Defense Systems	4.0	(23.7)	8.9	0.9
Cubic Global Defense Services	4.8	9.3	3.2	4.8
Unallocated corporate expenses	(33.3)	(32.8)	(12.9)	(12.3)
Total operating income (loss)	$(7.9)	$(3.3)	$(1.7)	$13.9

Depreciation and amortization:
Cubic Transportation Systems	$6.8	$5.4	$2.4	$1.2
Cubic Global Defense Systems	24.2	19.7	7.7	8.7
Cubic Global Defense Services	2.4	4.8	0.7	1.8
Corporate	4.8	2.0	1.7	1.3
Total depreciation and amortization	$38.2	$31.9	$12.5	$13.0

Unallocated corporate costs in the third quarter of 2017 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $8.9 million compared to $8.5 million in the third quarter of last year. Unallocated corporate costs included $23.6 million of costs incurred in the first nine months of 2017 for strategic and IT system resource planning compared to $24.4 million in the first nine months of last year.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating income by $6.1 million and decreased operating income by $1.2 million for the three and nine months ended June 30, 2017, respectively, and increased operating income by $0.2 million and decreased operating income by $3.1 million for the three and nine months ended June 30, 2016, respectively.

These adjustments decreased our net loss by $3.2 million ($0.12 per share) and increased our net loss by $1.0 million ($0.04 per share) for the three and nine months ended June 30, 2017, respectively, and increased net income by $0.1 million (no impact to diluted shares) and decreased net income by $1.8 million ($0.07 per share) for the three and nine months ended June 30, 2016, respectively.

In June 2017, funding was approved on an $8.0 million equitable contract adjustment for our littoral combat ship virtual training contract with the U.S. Navy. As such, we recognized $8.0 million in sales and operating profit related to such contract adjustment during the quarter ended June 30, 2017 within our CGD Systems segment.

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

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2017

We are a global provider of cost-effective systems and solutions that address the global transportation and defense markets’ most pressing and demanding requirements. We are engaged in the design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of engineering, training, technical, logistic, and information technology services. We serve the needs of various federal and regional government agencies in the U.S. and other allied nations around the world with products and services that have both defense and civil applications. Our main areas of focus are in transportation payment and information systems, defense, intelligence, homeland security, and information technology, including cyber security.

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

Consolidated Overview

Sales for the quarter ended June 30, 2017 decreased 4% to $361.9 million from $375.2 million in the third quarter of last year. Sales from CTS and CGD Services decreased by 13% and 4%, respectively, for the quarter while sales from CGD Systems increased by 9% for the quarter. For the first nine months of the fiscal year, consolidated sales decreased by 1% to $1.040 billion compared to $1.055 billion last year. CTS and CGD Services sales decreased 5% and 4%, respectively, for the first nine months of fiscal 2017, partially offset by increases in CGD Systems sales of 6%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a negative impact on sales of $5.4 million for the third quarter and $20.3 million for the nine-month period compared to the same periods last year. Sales generated by businesses we acquired during 2017 and 2016 totaled $28.4 million and $69.2 million for the three- and nine-month periods ended June 30, 2017, respectively, compared to $14.3 million and $28.0 million for the three- and nine-month periods ended June 30, 2016, respectively.  See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $1.7 million in the third quarter of fiscal 2017 compared to operating income of $13.9 million in the third quarter of last year. CTS had an operating loss of $0.9 million in the third quarter of fiscal 2017 compared to operating income of $20.5 million in the third quarter last year. For the third quarter of fiscal 2017, CGD Services operating income decreased 33% compared to same period last year. CGD Systems had operating income of $8.9 million for the third quarter of fiscal 2017 compared to $0.9 million for the third quarter last year. Unallocated corporate and other costs for the third quarter of 2017 were $12.9 million compared to $12.3 million in 2016. The increase in unallocated corporate costs includes an increase in costs incurred in the third quarter of 2017 for strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $8.9 million in the third quarter of fiscal 2017 compared to $8.5 million in the third quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had no significant impact on our quarterly operating results. See the segment discussions following for further analysis of segment operating income (loss).

For the nine months ended June 30, 2017, CTS and CGD Services operating income decreased 62% and 48%, respectively, compared to the first nine months of last fiscal year. CGD Systems had operating income of $4.0 million for the nine months ended June 30, 2017 compared to an operating loss of $23.7 million for the nine months ended June 30, 2016. In the first nine months of fiscal 2016, CGD Systems operating results were significantly affected by the impact of accounting for businesses acquired. Businesses we acquired in 2017 and 2016, which were all within our CGD Systems segment, generated an operating loss of $6.5 million for the nine months ended June 30, 2017 compared to an operating loss of $26.8 million for the nine months ended June 30, 2016. Included in the operating loss for the first nine months of fiscal year 2016 are business acquisition transaction costs of $27.0 million. These operating losses for acquired businesses include acquisition transaction costs and other acquisition-related charges, including an $18.5 million charge incurred for the GATR acquisition in the second quarter of fiscal 2016 described in the CGD Systems segment section below. Unallocated corporate and other costs for the nine-month period of 2017 were $33.0 million compared to $32.8 million in 2016. Unallocated corporate costs included $23.6 million of costs incurred in the first nine months of 2017 for strategic and IT system resource planning compared to $24.4 million in the first nine months of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $2.1 million for the nine-month period compared to the same period last year.

Our net loss for the third quarter of fiscal 2017 was $22.0 million, or 81 cents per share, compared to net income of $4.5 million, or 17 cents per share last year. This decrease in net income was primarily caused by change in the effective tax rate between quarters. Income tax expense recognized on pre-tax losses for the three and nine months ended June 30, 2017 resulted in effective tax rates of (430%) and (31%), respectively. The most significant items contributing to the difference between the statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate for the three-month and nine-month periods ending June 30, 2017 were the impact of recording the U.S. provision utilizing a discrete vs. annualized effective tax rate method partially offset by the tax benefit related to the reversal of certain tax contingencies due to the lapse of the statute of limitations. After considering the impact of the U.S. valuation allowance, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2017 cannot be made, since relatively small changes in our projected income produce a significant variation in our effective tax rate. Interest expense for the third quarter of fiscal 2017 increased to $4.4 million, compared to $3.5 million in the third quarter of last year. The increased interest expense was primarily caused by our higher average outstanding debt.

For the first nine months of fiscal 2017, our net loss was $24.4 million, or 90 cents per share, compared to net income of $9.2 million, or 34 cents per share last year. The change for the nine-month period was primarily due to the impact of the tax matters described above. Interest expense increased to $12.2 million for the first nine months of fiscal 2017 from $7.4 million for same period last year primarily due to the increase in outstanding debt.

Our gross margin percentage on product sales decreased to 28% in the third quarter of 2017 from 36% in the third quarter last year, and increased to 28% for the first nine months of fiscal 2017 compared to 27% for the first nine months of last year. Our gross margin percentage on product sales in the third quarter of fiscal 2016 was higher than our historical average primarily due to operating income recognized on a contract in Sydney. In the third quarter of fiscal

2016, we had finalized negotiations regarding scope and pricing with a customer in Sydney for system development work that the customer directed us to begin in the second quarter of fiscal 2015. We had inventoried costs and deferred revenue on this development work until such negotiations were complete. As a result of the finalization of the scoping and pricing, we realized increased sales and operating profits in the third quarter of fiscal 2016. For the first nine months of fiscal 2016, these high margins in the third quarter of fiscal 2016 were partially offset by cost growth on sales of ground combat training systems in the Far East that we experienced in the first nine months of fiscal 2016.

Our gross margin percentage on service sales was 19% in the third quarter of 2017 compared to 20% in the third quarter of fiscal 2016. The decrease in gross margins on service sales was primarily in our CTS segment. Our gross margin percentage on service sales was 19% in the first nine months of 2017 compared to 21% in the first nine months of fiscal 2016. For two CTS fare system service contracts in North America, gross margins in the first half of fiscal 2016 were higher than in the first half of 2017 due to gains recognized in the second quarter of fiscal 2016 upon clarification of certain service level requirements in the contracts. Revenue had been deferred for these two contracts until these contractual clarifications were finalized in the second quarter of fiscal 2016.

Selling, general and administrative (SG&A) expenses decreased in the third quarter of 2017 to $60.1 million compared to $68.6 million in 2016. For the nine-month period, SG&A expenses decreased to $183.2 million compared to $206.9 million last year. As a percentage of sales, SG&A expenses were 17% for the third quarter and 18% for the nine-month period ended June 30, 2017, compared to 18% for the third quarter and 20% for the nine-month period ended June 30, 2016. The decrease in SG&A expenses for the quarter is primarily due to decreases in costs for strategic and IT system resource planning. The decrease in SG&A expenses for the first nine months of the fiscal year is primarily due to significant SG&A expenses incurred in the first nine months of fiscal 2016 in connection with business acquisitions, including the $18.5 million of expense noted above that was recognized in the second quarter of fiscal 2016 in connection with the GATR acquisition.

Company funded research and development (R&D) expenditures, which relate to new defense and transportation technologies under development, increased to $16.9 million for the third quarter compared to $8.5 million last year, and increased to $38.8 million for the nine-month period this year compared to $18.1 million last year. For the third quarter and first nine months of fiscal 2016, R&D expenditures increased for both CTS and CGD Systems; the rate of acceleration of R&D expenditures compared to last year was higher for CTS than for CGD Systems. In the third quarter and first nine months of fiscal 2017, CTS R&D costs included $3.0 million and $6.4 million, respectively, for the development of technologies that will be used on a major transportation contract that is expected to be awarded later in fiscal 2017. CTS also accelerated R&D activities on mobile device and next generation NextBus technologies. CGD accelerated the development of innovative ground live and virtual training technologies.

Amortization of purchased intangibles for the third quarter of 2017 decreased to $7.9 million from $9.7 million in 2017 due to reduction in amortization for intangible assets that are amortized using accelerated methods. Amortization of purchased intangibles for the first nine months of 2017 increased to $25.1 million from $24.6 million in 2016. Intangibles related to businesses acquired in early fiscal 2016 were amortized for the full nine months in the first half of fiscal 2017; however, these intangible assets were only amortized for the period subsequent to the acquisition of the related business in fiscal 2016.

Cubic Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Transportation Systems Segment Sales	$407.9	$430.5	$136.4	$156.0

Transportation Systems Segment Operating Income (Loss)	$16.6	$43.9	$(0.9)	$20.5

CTS sales decreased 13% in the third quarter of fiscal 2017 to $136.4 million compared to $156.0 million in the third quarter of last year, and decreased 5% for the first nine months of fiscal 2017 to $407.9 million from $430.5 million last year. Sales for the third quarter and first nine months of fiscal 2017 decreased for North America and the U.K. as compared to the corresponding periods in fiscal 2016. Sales were lower in Australia for the third quarter of fiscal 2017 compared to the third quarter of last year, but were higher for the first nine months of this year compared to the first nine months of 2016.

Foreign currency exchange rates had a significant impact on the comparability of CTS sales between the periods. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $5.7 million for the third quarter of fiscal 2017 and $21.6 million for the first nine months of fiscal 2017 compared to the same periods last year, primarily due to the weakening of the British Pound against the U.S. dollar. Absent the impact of exchange rates, sales were relatively flat in the U.K. for the third quarter and first nine months of fiscal 2017. Sales in North America decreased for the third quarter and first nine months of fiscal 2017 due primarily to the reduction of development work on our contract in Vancouver between 2016 and 2017. Development work on this contract is scheduled to decrease over time as the contract progresses. Sales in Australia decreased for the third quarter of fiscal 2017 compared to the third quarter of last fiscal year. In the third quarter of fiscal 2016, we had finalized negotiations regarding scope and pricing with a customer in Sydney for system development work that the customer directed us to begin in the second quarter of fiscal 2015. We had inventoried costs and deferred revenue on this development work until such negotiations were complete. As a result of the finalization of the scoping and pricing, we realized increased sales and operating profits in the third quarter of fiscal 2016. Sales for Australia for the first nine months of fiscal 2017 were higher than for the first nine months of fiscal 2016 primarily due to an increase of work in this region as well as the formalization and recognition of additional system development and services work for our Sydney customer noted above in the first and second quarters of fiscal 2017.

CTS had an operating loss of $0.9 million in the third quarter of fiscal 2017 compared to operating income of $20.5 million in the third quarter of last year. Operating income decreased 62% for the first nine months of fiscal 2017 to $16.6 million from $43.9 million for the first nine months of last year. Operating income for the third quarter and first nine months of fiscal 2017 decreased for North America and the U.K. as compared to the corresponding periods in fiscal 2016. Australian operating income decreased for the third quarter of fiscal 2017 but increased for the first nine months of fiscal 2017 as compared to the corresponding periods last year.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for the third quarter and $2.7 million for the nine-month period compared to the same periods last year. Operating income for the third quarter and first nine months of fiscal 2017 decreased for the U.K. due to cost increases on a service contract in the U.K. and decreased on a lower volume of system development work in fiscal 2017 as compared to the amount of work performed in fiscal 2016. Operating income for the third quarter and first nine months of fiscal 2017 decreased for North American contracts primarily due to an increase in estimated costs on a toll contract.

The decrease in the Australian operating income for the third quarter of fiscal 2017 compared to the third quarter of last fiscal year and the increase in Australian operating income for the first nine months of fiscal 2017 compared to the first nine months of last year are primarily due to the matter noted above regarding the finalization of scoping and pricing of work in the third quarter of fiscal 2016 and the matter noted above regarding the formalization of agreements with our Sydney customer in the first two quarters of fiscal 2017 and resulting recognition of incremental sales and operating income.

In addition, CTS operating income decreased due to increases in R&D expenditures related primarily to the development of next generation fare collection, mobile and NextBus technologies. The increases in R&D expenditures totaled $5.6 million and $12.4 million for the third quarter of fiscal 2017 and the first nine months of fiscal 2017, respectively, compared to corresponding periods in fiscal 2016. In the third quarter and first nine months of fiscal 2017 CTS incurred $3.0 million and $6.4 million, respectively, of R&D costs for the development of technologies that will be used on a major transportation contract that is expected to be awarded later in fiscal 2017.

Cubic Global Defense Systems Segment (CGD Systems)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Cubic Global Defense Systems Segment Sales	$350.7	$331.3	$129.8	$119.0

Cubic Global Defense Systems Segment Operating Income (Loss)	$4.0	$(23.7)	$8.9	$0.9

CGD Systems sales increased 9% in the third quarter to $129.8 million compared to $119.0 million last year, and sales increased 6% for the first nine months of fiscal 2017 to $350.7 million from $331.3 million last year due primarily to sales from acquired businesses. Revenues from businesses we acquired in fiscal years 2017 and 2016, all within our CGD Systems operating segment, were $28.4 million and $69.2 million for the three- and nine-month periods ended June 30, 2017, respectively, compared to $14.3 million and $28.0 million for the three- and nine-month periods ended June 30, 2016, respectively.

In June 2017, funding was approved on an $8.0 million equitable contract adjustment for our littoral combat ship virtual training contract with the U.S. Navy. As such, we recognized $8.0 million in sales and operating profit related to such contract adjustment during the quarter ended June 30, 2017. Sales were higher for the third quarter and first nine months of fiscal 2017 for secure communications products, but were lower for immersive training systems. Sales of ground combat training systems were relatively flat for the third quarter and first nine months of fiscal 2017. Sales of air combat training systems were lower for the third quarter of fiscal 2017 compared to the third quarter of last year, but were higher for the first nine months of the year.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.2 million for the third quarter of 2017 and $1.2 million for the nine-month period ended June 30, 2017 compared to the same periods last year.

CGD Systems operating income was $8.9 million in the third quarter of fiscal 2017 compared to operating income of $0.9 million last year. As noted above, CGD Systems recognized a gain of $8.0 million due to the approval of a contract adjustment with the U.S. Navy in the third quarter of fiscal 2017.

The change in CGD Systems operating results were also significantly influenced by the impacts of accounting for business acquisitions in fiscal 2016 and 2017. Including the impacts of business acquisition accounting and amortization expense, the businesses we acquired in fiscal years 2017 and 2016 had operating income of $0.9 million for the third quarter of fiscal 2017 compared to operating losses of $4.1 million in the third quarter of fiscal 2016. Acquired businesses incurred operating losses of $6.5 million in the first nine months of 2017 compared to $26.8 million in the first nine months of 2016. Included in the operating loss for the first nine months of fiscal year 2016 are business acquisition transaction costs of $27.0 million. Business acquisition transaction costs consist of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and, most significantly, expenses recognized in connection with our acquisition of GATR. GATR’s operating income for the nine months ended June 30, 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during the quarter ended March 31, 2016 related to this matter upon completing this acquisition. Expense related to the amortization of CGD Systems intangible assets totaled $5.9 million in the third quarter of 2017 compared to $7.0 million in the third quarter last year, and totaled $18.6 million in the first nine months of fiscal 2017 compared to $15.4 million in the first nine months of 2016. In addition, CGD Systems increased R&D expenditures related primarily to the development of innovative ground live and virtual training technologies of $2.7 million and $8.3 million for the third quarter of fiscal 2017 and the first nine months of fiscal 2017, respectively, compared to corresponding periods in fiscal 2016.

In addition to the impacts of acquired businesses described above, operating income for the third quarter and first nine months of fiscal 2017 were increased by improved operating results on higher sales of secure communications products.

Operating income on ground combat training sales was relatively consistent between the third quarter of fiscal 2017 and the third quarter of fiscal 2016. However, operating income on ground combat training systems was significantly higher in the first nine months of fiscal 2017 compared to the first nine months of last year. The operating income from ground combat training systems in the first nine months of fiscal 2016 was negatively impacted by cost growth that was recognized in the second quarter of fiscal 2016 on a ground combat training system that we were developing in the Far East. Operating income was lower in the third quarter of fiscal 2017 than the third quarter of fiscal 2016 due to lower sales during the period, but operating income for the first nine months of fiscal 2017 were higher than the first nine months of fiscal 2016 due to strong sales in the first half of fiscal 2017.

The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.2 million for the third quarter of fiscal 2017 and $0.5 million for the nine-month period ended June 30, 2017 compared to the same periods last year.

Cubic Global Defense Services Segment (CGD Services)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Cubic Global Defense Services Segment Sales	$281.7	$293.3	$95.7	$100.2

Cubic Global Defense Services Segment Operating Income	$4.8	$9.3	$3.2	$4.8

CGD Services sales decreased 4% in the third quarter of fiscal 2017 to $95.7 million compared to $100.2 million last year, and 4% for the first nine months of fiscal 2017 to $281.7 million compared to $293.3 million last year. Sales for the third quarter and first nine months of fiscal 2017 were lower primarily because of decreased activity on U.S. Army contracts and special forces training work, other than our contract with the Joint Readiness Training Center (JRTC). JRTC sales were flat for the third quarter but increased 5% for the first nine months of fiscal 2017 compared to the corresponding period in fiscal 2016 due to increase in the number of training exercises.

CGD Services operating income was $3.2 million in the third quarter of fiscal 2017 compared to $4.8 million last year, and $4.8 million for the nine-month period compared to $9.3 million last year. The decrease in operating income was primarily driven by the decreased activity on the U.S. Army and Special Operations Forces training contracts noted above. In addition, certain contracts that we retained after recompete were won in the first quarter of fiscal 2017 at reduced pricing due to an extremely competitive bid environment. These reductions in operating profit were partially offset by a decrease in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods.

Backlog

	June 30,	September 30,
	2017	2016
	(in millions)
Total backlog
Transportation Systems	$1,693.8	$1,793.3
Cubic Global Defense Systems	479.8	576.8
Cubic Global Defense Services	458.3	570.3
Total	$2,631.9	$2,940.4

Funded backlog
Transportation Systems	$1,693.8	$1,793.3
Cubic Global Defense Systems	479.8	576.8
Cubic Global Defense Services	112.5	139.2
Total	$2,286.1	$2,509.3

Total backlog decreased by $308.5 million from September 30, 2016 to June 30, 2017 as sales outpaced new business orders for all three business segments in the third quarter of fiscal 2017. Backlog for CTS in particular can be subject to significant variations over time due to the significant size of larger customer procurements and the inconsistent frequency of such large contract opportunities. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $4.2 million compared to September 30, 2016.

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

Liquidity and Capital Resources

Operating activities used cash of $16.5 million for the nine-month period ended June 30, 2017.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $27.3 million in the first nine months of fiscal 2017. Of this amount, $15.6 million was recognized as expense and is reflected in cash flows used in operations, while $11.7 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the nine-month period also included $12.9 million of cash paid related to the acquisition of businesses in our CGD Systems segment.

Financing activities for the nine-month period consisted primarily of the principal repayments of $136.0 million on short-term borrowings. We also used $0.7 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.7 million.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $2.5 million to our cash balance as of June 30, 2017 compared to September 30, 2016.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At June 30, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.48%. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2017, there were borrowings totaling $104.0 million under this agreement and there were letters of credit outstanding totaling $78.7 million, which reduce the available line of credit to $217.3 million.

Until June 2017, we had a secured letter of credit facility agreement with a bank. At September 30, 2016, there were letters of credit outstanding under this agreement of $62.7 million. Restricted cash at September 30, 2016 of $69.4 million was held on deposit in the U.K. as collateral in support of this facility. In June of 2017 this agreement was terminated and the associated letters of credit were transferred to the Revolving Credit Agreement described above. The cash that formerly collateralized the secured credit facility was used to make principal payments to reduce our outstanding short-term borrowings.

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. At March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the revolving credit agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2017 was $4.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2017, these agreements restrict such distributions to shareholders to a maximum of $39.4 million in fiscal year 2017.

As of June 30, 2017, virtually all of the $84.7 million of our cash, cash equivalents, including restricted cash, and marketable securities was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia. In light of our inability as of March 31, 2017 to maintain the required leverage ratio in our revolving credit agreement and note purchase and private shelf agreement using U.S. cash resources, in the second quarter of fiscal 2017 we decided to access our cash resources in these foreign jurisdictions to provide increased assurance of compliance with our loan covenants in the future. As a result, we are no longer able to assert that current or accumulated earnings in our foreign subsidiaries are indefinitely reinvested. Our intent is to repatriate a total of approximately $194.2 million of accumulated earnings from the U.K. in fiscal 2017, and we have provided for the associated U.S. taxes. As of June 30, 2017, we have recorded a deferred tax liability in the amount of $17.8 million for the estimated U.S. taxes that would be due if we were to repatriate the remainder of the current or accumulated earnings in our foreign subsidiaries. We do not have plans to repatriate any additional amounts at this time, however, we may do so if circumstances change or we determine it is in the company’s best interests to do so.

Our financial condition remains strong with working capital of $244.5 million and a current ratio of 1.7 to 1 at June 30, 2017. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2017 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American CGD Systems subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. We have accordingly in fiscal 2017 modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first nine months of fiscal 2017 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006 file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Employment Transition Agreement, dated July 11, 2017, by and between Cubic Corporation and John D. Thomas.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 3, 2017	/s/ John D. Thomas
John D. Thomas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 3, 2017	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)