Form 10-K
period 2017-09-30
CUBIC CORP /DE/
filed 2017-11-20
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

The aggregate market value of 24,974,586 shares of common stock held by non-affiliates of the registrant was: $1,318,658,141 as of March 31, 2017, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 2, 2017 including shares held by affiliates is: 27,207,615 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2017.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2017

PART I

Item 1.  BUSINESS.

GENERAL

CUBIC CORPORATION (Cubic) is a market-leading, technology provider of integrated solutions that increase situational understanding for transportation, defense C4ISR and training customers worldwide to decrease urban congestion and improve the militaries’ effectiveness and operational readiness. Cubic Corporation designs, integrates and operates systems, products and services focused in the transportation, defense C4ISR and training markets. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading customer positions and allows us to deepen and further expand each of our business segments in key markets. We operate in three reportable business segments across the global transportation and defense markets.

Our Cubic Transportation Systems (CTS) business accounted for approximately 40% of our sales in fiscal year 2017. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. After this restructuring combined management, there is now a single structure for our legacy Cubic Defense Systems (CDS) and legacy Mission Support Services (MSS) segments. However, for segment financial reporting purposes, we continue to report the financial results of our defense systems and defense services segments separately. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. To date, there have been no significant changes in the operations that are included in each of these reporting segments as a result of the restructuring.

CGD Systems provided 35% of our sales in fiscal year 2017. CGD Systems is a leading provider of realistic, high-fidelity air, ground and surface combat training systems for the U.S. and allied nations. These training solutions offer the latest live, virtual, constructive, and game-based technology, integrated to optimize training effectiveness.  CGD Systems is also a key supplier of secure communications solutions, including Intelligence, Surveillance and Reconnaissance (ISR) data links, personnel locator systems for search and rescue missions, high power amplifiers for HF communications and cross domain products. From fiscal 2015 through 2017, we acquired DTECH LABs, Inc. (DTECH), GATR Technologies Inc. (GATR), TeraLogics, LLC (TeraLogics), and Vocality International (Vocality) in connection with our strategic efforts to build and expand our command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) business. In fiscal 2016 we formalized the structure of Cubic Mission Solutions (CMS), our business unit which combines and integrates our C4ISR and secure communications operations within the CGD Systems segment.

Approximately 25% of our sales were from our CGD Services business in fiscal year 2017. CGD Services provides comprehensive training and exercise, operations analysis, and modeling and simulation support, as well as training analysis, curriculum design, and operations and maintenance services to all four branches of the U.S. military, including the special operations forces, as well as to allied nations. In addition, CGD Services offers a broad range of highly specialized national security solutions to the intelligence community.

We have a broad customer base across our businesses, with approximately 61% of our fiscal year 2017 sales generated from U.S. federal, state and local governments. Approximately 3% of these sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2017 sales were attributable to sales to foreign government and foreign municipal agencies. In fiscal year 2017, 54% of our total sales were derived from services, with product sales accounting for the remaining 46%. Headquartered in San Diego, California, we had approximately 8,700 employees working on 5 continents and in 24 countries as of September 30, 2017.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 16 to the Consolidated Financial Statements for the year ended September 30, 2017. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K.

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

CTS is comprised of approximately 2,500 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators, we have installed over 130,000 devices and deployed over 20 regional central systems which in total process approximately 24 billion revenue-related transactions per year, generating more than $18 billion of revenue per year for such transportation authorities and operators. Products accounted for 43% of the segment’s fiscal year 2017 sales, with services accounting for 57%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate, automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the New York region (Metrocard), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection and in early fiscal 2018, we were awarded a contract by the New York Metropolitan Transportation Authority (MTA) to replace the MetroCard system with a New Fare Payment System (NFPS).

Through our NextBus, ITMS and Urban Insights businesses we provide advanced transportation operational management and analytics capabilities and related services to over 110 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Transport for New South Wales, Los Angeles Metro, San Francisco Muni and the Toronto Transit Commission.

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, we are in the process of developing and implementing our NextCity initiative, which envisions integrated payment and information technology and services across all modes of transportation. NextCity comprises a modular solution offering innovative payment and revenue management technologies, the creation and distribution of real-time and predictive information through the integration of payment and information systems, applications that enable agencies and operators to plan for and manage demand and applications that allow customers to manage their travel through seamless access to predictive and relevant information and convenient payment methods.

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

ITMS has a portfolio of information based solutions for transportation agency customers. ITMS is a provider of traffic management systems technology, traffic and road enforcement and the maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure.

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

Backlog — CTS

Funded sales backlog of CTS at September 30, 2017 and 2016 amounted to $2.044 billion and $1.793 billion, respectively. We expect that approximately $464 million of the September 30, 2017 backlog will be converted into sales by September 30, 2018.

CTS Competitive Environment:

We are one of several companies specializing in the transportation systems and services market. Our competitors in various market segments include Thales, Conduent, Kapsch, Accenture, IBM, Indra, Init, Siemens, Transcore, Trapeze, Parkeon and Scheidt & Bachmann.

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

CUBIC GLOBAL DEFENSE SYSTEMS SEGMENT

CGD Systems is focused on two primary lines of business: training systems and mission solutions. The first line of business, training systems, is well diversified and supplies to the Department of Defense (DoD) and 35 allied nations. It is a market leader in live and virtual military training systems and has launched an emerging and fast growing presence in game-based training systems. Training systems provided by CGD Systems include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments. The second line of business, mission solutions, includes C2/ISR data links, satellite ground terminals secure computing, deployable tactical cloud and networking solutions, power amplifiers, avionics systems, ISR processing, exploitation and dissemination (PED) of full motion video, communication gateways, and cross domain products to solve data access challenges across multi-level security designations. CGD Systems is comprised of approximately 2,100 employees working in 13 nations on 4 continents.

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

Ground Combat Training Systems

CGD Systems is a leading provider of realistic, easy-to-use, high-fidelity, reliable, and cost effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana, and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the U.S. and allied nations around the world. Our ground combat training systems operate at over 25 combat training centers (CTCs) worldwide. Our laser-based tactical engagement simulation systems, widely known as Multiple Integrated Laser Engagement Systems (MILES), are used at CTCs to enable realistic training without live ammunition. Cubic MILES are being utilized by all branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains. In fiscal year 2013 we acquired the assets of Advanced Interactive Systems (AIS), which provides live fire training solutions to U.S. and international forces, further deepening our training capabilities and expanding our customer base. In July 2017, we acquired Deltenna, a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. Deltenna designs and manufactures cutting-edge integrated wireless products including compact LTE base stations, broadband range extenders for areas of poor coverage and rugged antennas. Deltenna enhances our tactical communication and training capabilities by effectively delivering high-capacity data networks within challenging and rigorous environments.

Game-Based Learning Systems

The Littoral Combat Ship (LCS) courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CGD Systems. A key discriminator in the LCS proposal was the use of a high-fidelity gaming engine that allows avatars to instruct students at their own pace in an immersive environment based on realistic graphics. By integrating instructional material into a gaming environment, we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach. We continue to invest in the appropriate tool sets and staffing resources to meet the Navy requirements. Near-term opportunities include other Navy and DoD customers, while longer-term applications under consideration exist in commercial markets such as education, health care, and retail.

Mission Solutions

Our Cubic Mission Solutions (CMS) business supplies secure data links, networking and baseband communications equipment, search and rescue avionics, high power RF amplifiers and cyber security appliances for the U.S. military, government agencies, and allied nations. From 2015 through 2017 we acquired Vocality, GATR, TeraLogics and DTECH in connection with our strategic efforts to build and expand our C4ISR business. These new businesses provide wideband ultra-portable expeditionary satellite communication terminal solutions, secure video delivery, real time processing, exploitation and dissemination of full motion video in the cloud, deployable secure computing tactical cloud and networking solutions equipment, and communication gateways. In the third quarter of fiscal 2016 we combined and integrated our C4ISR and other secure communications operations into a new business unit, CMS, which is part of our Cubic Global Defense Systems segment.

Vocality

On November 30, 2016, we acquired Vocality, a provider of embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput for C4ISR solutions. Vocality also sells its technology in the broadcast, oil and gas, mining, and maritime markets.

GATR

On February 3, 2016, we acquired GATR, a developer and manufacturer of next-generation expeditionary satellite communication terminal solutions, based in Huntsville, Alabama. GATR expands our satellite communications and networking applications technologies and expands our customer base.

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

DTECH

On December 16, 2014 we acquired DTECH, which is also based in Ashburn, Virginia, and is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

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

Backlog — CGD Systems

Funded and total backlog of CGD Systems at September 30, 2017 was $493 million compared to $577 million at September 30, 2016. We expect that approximately $328 million of the September 30, 2017 backlog will be converted into sales by September 30, 2018.

CUBIC GLOBAL DEFENSE SERVICES SEGMENT

CGD Services is a leading provider of training, operations, intelligence, maintenance, technical, and other support services to the U.S. government and its agencies and allied nations. CGD Services is comprised of approximately 3,500 employees working in 10 nations throughout the world. Our employees serve with clients in actual training and operational environments to help prepare and support forces through the provision of comprehensive training, exercises, staff augmentation, education, operational, intelligence, technical, and logistical assistance to meet the full scope of their assigned missions. The scope of mission support that we provide includes: training and rehearsals for both small and large scale combat operations; training and preparation of military advisor and training teams; combat and material development; military staff augmentation; information technology and information assurance; logistics and maintenance support for fielded and deployed systems; support to national intelligence and special operations activities; peacekeeping; consequence management; and humanitarian assistance operations worldwide. We also plan, prepare, execute and document realistic and focused mission rehearsal exercises (using both live and computer-based exercises) as final preparation of forces prior to deployment. In addition, we provide high level consultation and advisory services to the governments and militaries of allied nations.

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

For the U.S. Armed Services, CGD Services is a principal member of the contractor team that supports and helps manage and execute all aspects of the operations of the Joint Force Development (JFD), including support to worldwide joint exercises and the development and fielding of the Joint National Training Capability (JNTC). We also provide contractor maintenance and instructional support necessary to operate and maintain a wide variety of flight simulation and training systems and other facilities worldwide, for U.S. and allied forces under multiple long-term contracts, including direct support to USMC aircrew training systems worldwide instructional support services for the Chief of Naval Aviation Training (CNATRA) program and support to the Navy helicopter simulator maintenance program. In addition, we provide a broad range of operational support to the U.S. Navy for Anti-Submarine Warfare (ASW) and counter-mine operations and training.

We provide comprehensive support to help plan, manage and execute Defense Threat Reduction Agency’s (DTRA) worldwide consequence management exercise program, which trains senior U.S. and allied civilian and military personnel, first responders and other users of DTRA products. Additionally we support DTRA with technology-based engineering and other services necessary to accomplish DTRA’s mission of predicting and defeating the effects of chemical, biological, radiological and nuclear defense (CBRN) weapons. We also support DTRA with modeling and simulations to analyze, assess and predict the effects of such weapons in combat and other environments.

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

Backlog — CGD Services

Funded sales backlog of our CGD Services segment at September 30, 2017 was $120 million compared to $139 million at September 30, 2016. Total backlog, including unfunded options under multiyear service contracts, was $567 million at September 30, 2017 compared to $570 million at September 30, 2016. We expect that approximately $198 million of the September 30, 2017 total backlog will be converted into sales by September 30, 2018.

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

In the defense training system market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies. U.S. federal budgetary decisions and constraints have put downward pressure on growth in the defense industry and has affected our business. However, we believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

We are also well positioned in large, relatively stable markets. According to the 2017 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market is $16.3 billion in 2017. The value of the market is expected to increase at a compound annual growth rate of 2.6% over the forecast period, to reach a value of $20.0 billion by 2026.

In the U.S., unless resolved by another Bipartisan Budget Agreement, we believe that there are near term pressures on defense budgets for systems and services due to caps on discretionary appropriations under the Budget Control Act.

Regardless, we believe that changes in training doctrine and the use of new types of live, virtual and constructive training that are cost effective will be essential for the military to fulfill its mission. Globally, we are focused on the emerging economies within the Asia Pacific region and the Middle East, which are expected to be strong markets for simulation and training products and services with projected growth rates in excess of the overall market. In addition, new platforms and the significant increase in unmanned vehicles and other advanced weapon systems could generate significant demand for operator training on these new platforms.

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

BUSINESS STRATEGY

Goal 2020 reflects our view of Cubic’s continued growth path. By 2020, Cubic will further enhance our global market leadership in all of our markets. By providing greater customer value, we will generate superior returns for our shareholders. Our goal is to reach $2.0B+ in revenue with 10%+ operating margins focused in the transportation and defense C4ISR and training markets. Our growth will be fueled by continually innovating in our markets to maintain our leadership position, accelerated with strategic acquisitions, led by our talented and dedicated employees.

To achieve Goal 2020 we are focused on our winning proposition and five key priorities. We will enhance value creation by providing our global customers with market-leading, innovative, mission-critical solutions that reduce transportation congestion and increase military readiness and effectiveness. To accomplish Goal 2020 and meet our winning proposition, we are focused on the following five key priorities of Winning the Customer, Building NextCity Globally, Building C4ISR Globally, Building NextTraining Globally and Living One Cubic.

Cubic’s strategy remains guided by our objective of Winning the Customer to create market-leading positions, deliver superior operational performance, developing customer-centric innovations and invest our capital and talent to enhance our market-leading businesses. We will accelerate our growth by being innovative, responsive, connected and, ultimately, indispensable to our customers. We will be good listeners, understand our customers’ perspective and find solutions together.

In transportation, we have developed our NextCity vision for the future of transportation. We are repositioning ourselves from being a leading provider of mass transit fare collection systems to be a leading provider of integrated payment and information systems across all modes of transportation. In Building NextCity Globally, we will lead transportation payment and information solutions in major cities globally to help our customers increase efficiency and reduce congestion. We will integrate transportation payments more efficiently and leverage transportation data more effectively than anyone else. We will put distance between us and the competition by: increasing our product reusability, innovating faster, using our superior global footprint to our advantage, and having a competitive cost structure. We will continue to grow our portfolio beyond fare collection to include industries such as tolling, analytics, parking and traffic management.

In defense C4ISR, over the past three years we acquired DTECH, GATR, TeraLogics, and Deltenna in connection with our strategic efforts to build and expand our C4ISR business. We formalized the structure of our Cubic Mission Solutions business unit which combines and integrates our C4ISR and secure communications operations. In Building C4ISR Globally, we will lead Communications-on-the-Move, Joint Aerial Layer Network and Command & Control/Intelligence, Surveillance and Reconnaissance (C2/ISR) cloud transformation markets. We will provide superb technology-leading mission solutions at optimal SWaP (size, weight, and power) for our global customers’ most challenging problems at market-based prices.

In defense training, we have developed our vision for NextTraining. At its core, NextTraining will identify and quickly integrate highly valued, cutting-edge technical solutions in products and services to accelerate training proficiency for our customers. We will assist our customers in defining future training requirements while leveraging market conditions to generate competitive differentiation and cost synergies. In Building NextTraining Globally, we will provide superior value, cost effective all-domain readiness solutions built on an integrated, adaptable architecture to enable performance-based customer training solutios designed to exacting operational readiness standards.

Lastly, Goal 2020 is supported by our Living One Cubic key priority of sharing resources across the company to achieve superior talent management, absolute customer focus, innovation, collaboration, cost-effective enterprise systems and impeccable ethics.

As part of our strategic planning process, we routinely conduct portfolio reviews and are reshaping our portfolio to allow us to consistently grow sales, improve profitability and deliver attractive returns on capital. Our acquisition strategy remains focused on opportunities that align with our NextCity strategy and building our C4ISR business both in the U.S. and internationally. We are reviewing larger transformational opportunities that would leverage our strategy to invest in higher margin niche markets and utilize our strong capital position.

We believe implementing our strategy will improve Cubic’s competitive advantage and deliver superior value to our customers as well as superior returns to our shareholders.

Maintain Niche Market Leadership

We seek to defend our leadership positions in core markets by ensuring all our businesses are customer facing, thereby maintaining our long-term relationships with our customers. By achieving this goal, we can leverage our returns through follow-on business with existing customers and expand our presence in the market through sales of similar systems at competitive prices to new customers. The length of relationship with many of our customers exceeds 30 years and further supports our industry-wide leadership and technological capabilities. In addition, as a result of maintaining a high level of performance, we continue to provide a combination of support services for our long-term customers. Such long-term relationships include the following:

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

Superior Operational Performance

Our businesses will continue to focus on achieving high levels of performance on current contracts, delivering world-class solutions on schedule and on budget. Achieving this level of performance will deliver high value to our customers, employees, and shareholders. Superior program execution will help us defend our positions in core markets and expand to new customers by leveraging solid past performance.

Strategic Reinvestment of Capital

We target markets that have the potential for above-average growth where domain expertise, innovation, technical competency and contracting dynamics can help to create meaningful barriers to entry. We will strategically reinvest our cash in key program captures, internal research and development (R&D), and acquisitions to target priority markets, ensure market leader positions and improve shareholder return.

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

The cost of company sponsored R&D activities was $52.7 million, $32.0 million, and $18.0 million in 2017, 2016 and 2015, respectively. In 2017 CTS accelerated R&D investment in new transportation product development, including fare collection technologies, real-time passenger information and development of tolling, ITS and analytic technologies. CGD

Systems R&D expenditures increased in 2017, including the R&D expenses incurred by our recently acquired Vocality, Deltenna, GATR, TeraLogics, and DTECH businesses. In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2017, we spent 8% of our sales on the total of internally funded and contract funded R&D, primarily focused in our CGD Systems and CTS segments.

Pursue Strategic Acquisitions

We have developed an acquisition strategy that focuses on specific consolidation and growth opportunities in the defense and transportation markets. We have made strategic acquisitions that help us overcome existing barriers in target markets with the goal of accelerating our profitable growth. We are focused on finding attractive acquisitions that enhance our market positions, provide expansion into complementary growth markets and ensure sustainable long-term profitability and return on invested capital. Over the last several years, we have completed multiple acquisitions that have diversified our customer base and expanded our systems and services offerings.

For example, from fiscal 2015 through fiscal 2017 we acquired Vocality, GATR, TeraLogics, and DTECH in connection with our strategic efforts to build and expand our C4ISR business.

Enhance Services Business

We view services tied to our technologies as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 54% of our sales in fiscal year 2017, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

At CTS, we deliver a number of customer services from key service facilities for multiple transportation authorities worldwide. Due to the technical complexities of operating payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we are transitioning from supplier to a systems integration and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide. Today, CTS delivers a wide range of services from customer support to financial management and technical support at operation centers across the United States, Canada, United Kingdom and Australia.

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

Expand International Footprint

We have developed a large global presence in our three business segments. CTS has delivered over 400 projects in 40 major markets on 5 continents to date. Approximately 66% of the CTS segment’s fiscal year 2017 sales were attributable to international customers. In August 2016 the Land Transport Authority in Singapore selected CTS to be the provider of the fare collection system for the in-construction Thomson-East Coast Line. In September 2017 our long-term customer, Transport for London, exercised options in our Revenue Collection Contract to extend it from 2022 to 2025.

CGD Systems has delivered systems in more than 35 allied nations. In fiscal year 2017, approximately 38% of CGD Systems sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. We have expanded our presence in the United Kingdom, Canada, Taiwan, and the United Arab Emirates in response to growing opportunities. These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

In fiscal year 2017, approximately 9% of CGD Services sales were performed internationally, including its long-term force modernization programs supporting multiple Central and Eastern European countries. CGD Services is now coordinating with CTS and CGD Systems to use their broader international presence to help identify additional global service opportunities. We are actively working to leverage CGD Services significant domestic special operations forces (SOF) and related security capabilities and experience to develop new international customers. The international SOF/Security markets, particularly in the area of training support, offer strong potential for near-term and sustained growth for the foreseeable future.

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

OTHER MATTERS

We do not generally engage in any business that is seasonal in nature. Since our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees more holidays in the first quarter, compared to other quarters of the year. In addition, customer demand for training tends to be similarly affected in the first fiscal quarter. The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of a fiscal year in order to avoid the loss of unexpended funds. These are not necessarily consistent patterns and depend upon actual activities in any given year.

We employed approximately 8,700 persons at September 30, 2017.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. The software applications are expected to continue to be implemented in phases over the next year. As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, ship orders timely, pay employees properly, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected. Such matters could lead to the loss of customers, damage to our reputation, litigation, and declines in our stock price.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2017. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

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

•	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

•	disruptions in our customers’ ability to access funding from capital markets;

•	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

•	the adoption of new laws or regulations pertaining to government procurement;

•	government appropriations delays or blanket reductions in departmental budgets;

•	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•	increased use of shorter duration awards by the federal government in the defense industry, which increases the frequency we may need to compete for work;

•	impairment of our reputation or relationships with any significant government agency with which we conduct business;

•	increased use of small business set asides by government agencies, resulting in Cubic being eligible to perform no more than 49% of the work as a subcontractor;

•	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

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

In addition, the DoD has an increased emphasis on awarding contracts to small businesses; awarding contracts for defense-related services to the lowest-priced, technically acceptable offeror; and awarding shorter duration contracts, each of which has the potential to reduce the amount of revenue we could otherwise earn from such contracts. Shorter duration contracts lower our backlog numbers and increase the risk associated with re-competing for a contract, as we would need to do so more often. In addition, as we may need to expend capital resources at higher levels upon the award of a new contract, the shorter the duration of the contract, the less time we have to recoup such expenditures and turn a profit under such contract.

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

The use of ride sharing services and the development of autonomous vehicles could erode the demand for traditional public transit.

Ride sharing services are creating options for public transit patrons which may be leading to the decline of ridership in some markets.  The development and acceptance of autonomous vehicles could also lead to a decline in ridership for public transit systems. If these trends continue or expand, public transit agencies may decide to defer or reduce plans to upgrade their fare collection systems and our prospects for growth in our transportation business could diminish.

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

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, could depress economic activity, restrict our access to capital or adversely affect our contracts or relationships with customers in the United Kingdom or elsewhere in the European economic area, including, for example, our contracts with Transport for London, which accounted for $147.3 million, $156.3 million and $183.2 million of our sales in 2017, 2016 and 2015, respectively. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 83% of our revenues in fiscal year 2017 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2017, our total backlog was approximately $3.1 billion. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial condition.

Our businesses must comply with and are affected by various U.S. government and foreign regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs. Any changes in applicable laws could adversely affect our business and financial condition. Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting. The more significant regulations include:

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

•	the Fair Labor Standards Act and similar state wage and hour laws;

•	tax laws and regulations in the U.S. and in other countries in which we operate;

•	the EU’s General Data Protection Regulation and any attendant European country legislation:

•	the civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;

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

In addition, the U.S. and foreign governments may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. For instance, Congressional legislation and initiatives dealing with procurement reform and shifts in the buying practices of U.S. government agencies resulting from those proposals could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition. Any new contracting methods could be costly or administratively difficult for us to implement, which would adversely affect our business, results of operations and financial condition.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At September 30, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.24%. As of September 30, 2017, there were borrowings totaling $55.0 million under this agreement and there were letters of credit outstanding totaling $81.3 million, which reduce the available line of credit to $263.7 million.

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable, or the increase of the coupon rate for such indebtedness. For example, at March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year.  The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels.

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

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, and in some cases transition to a product-oriented approach as opposed to our historical, project oriented approach, all of which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. In recent years, we have spent an amount equal to approximately 1% to 4% of our annual sales on internal R&D efforts. There can be no assurances that this percentage will not increase should we require increased innovations to successfully compete in the markets we serve. We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

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

Part of our strategy involves the acquisition of other companies. For example, from fiscal 2015 through 2017, we acquired DTECH, GATR, TeraLogics, and Vocality in connection with our strategic efforts to build and expand our command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) business.

We may not be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

At October 6, 2017, Walter C. Zable, our Chairman of the Board of Directors, and Karen F. Cox, Mr. Zable’s sister, beneficially owned an aggregate of 3,005,776 shares, or approximately 11.1%, of our outstanding common stock. Accordingly, Mr. Zable and Ms. Cox may be able to substantially influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders. These shareholders could delay or prevent a change in control of Cubic even if such a transaction would be beneficial to our other shareholders.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•

prior to the date of the transaction, an affirmative vote of the holders of at least 66 2/[3]% of our outstanding common stock is required for the approval, adoption or authorization of a business combination;

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

•

a requirement for the affirmative vote of the holders of at least 66 2/[3]% of the total voting power of all outstanding shares of our voting stock to amend our amended and restated bylaws, or to amend specific provisions of our amended and restated certificate of incorporation.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2017, we paid $7.3 million of cash dividends to our shareholders.

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

Such risks, estimates, assumptions and uncertainties include, among others: our dependence on U.S. and foreign government contracts; delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures; the ability of certain government agencies to unilaterally terminate or modify our contracts with them; the effects of potential sequestration on our contracts; our assumptions covering behavior by public transit authorities; our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition; the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes; negative audits by the U.S. government; the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business; competition and technology changes in the defense and transportation industries; the change in the way transit agencies pay for transit systems; our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts; the effect of adverse regulatory changes on our ability to sell products and services; our ability to identify, attract and retain qualified employees; our failure to properly implement our enterprise resource planning system; unforeseen problems with the implementation and maintenance of our information systems; business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises; our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct; our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products; our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets; defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems; changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; unanticipated issues related to the restatement of our financial statements; our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that existed in our internal control over financial reporting;  and other factors discussed elsewhere in this report.

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

Location of Property	Owned or Leased
Corporate Headquarters:
Arlington, VA	Leased
San Diego, CA	Owned

Investment properties:
New York, NY	Owned
Teterboro, NJ	Leased

Transportation Systems:
Atlanta, GA	Leased
Balcatta, Australia	Leased

Location of Property	Owned or Leased
Brisbane, Australia	Leased
Burnaby, BC, Canada	Leased
Chicago, IL	Leased
Concord, CA	Leased
Concord, Canada	Leased
Concord, NH	Leased
Cumbermauld, Scotland	Leased
Emeryville, CA	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Hyderabad, India	Leased
Inglewood, CA	Leased
Kingswood, Australia	Leased
London, England	Leased
Mallusk Newtonabbey, Ireland	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
Murrarie, Australia	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Wollongong, Australia	Leased

Cubic Global Defense Systems:
Aberdeen, MD	Leased
Abu Dhabi UAE	Leased
Ashburn, VA	Leased
Auckland, New Zealand	Leased
Austin, TX	Leased
Brisbane, Australia	Leased
Canberra, Australia	Leased
Chippenham Wiltshire, England	Leased
Farnham, Surrey, England	Leased
Fayetteville, NC	Leased
Fyschwyck, Australia	Leased
Hanover, MD	Leased
Heisingor, Denmark	Leased
Herndon, VA	Leased
Huntsville, AL	Leased
Orlando, FL	Owned
Riyadh, Saudi Arabia	Leased
Rome, Italy	Leased
Salisbury, UK	Leased
San Diego, CA	Owned

Location of Property	Owned or Leased
Shackleford, England	Leased
Singapore, Asia	Leased
Tijuana, Mexico	Leased
Townsville, Australia	Leased

Cubic Global Defense Services:

Colorado Springs, CO	Leased
Fayetteville, NC	Leased
Fountain, CO	Leased
Hampton, VA	Leased
Herndon, VA	Leased
Honolulu, HI	Leased
Kingstowne, VA	Leased
Leavenworth, KS	Leased
Olympia, WA	Leased
Orlando, FL	Leased
San Diego, CA	Leased
Tampa, FL	Leased

Item 3.  LEGAL PROCEEDINGS.

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are vigorously defending the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. The court made several rulings in our favor concerning the validity of the plaintiff’s patents at issue. The plaintiff appealed those rulings and the Federal Circuit Court of Appeals upheld the District Court’s rulings. While these are favorable ruling for us, the case has yet to be dismissed as the plaintiff evaluates its legal options. Accordingly, we cannot estimate the probability of loss or any range of estimate of possible loss at this time.

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

Not Applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2017		Fiscal 2016		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2017	Fiscal 2016
First	$50.40	$40.03	$49.16	$40.71	—	—
Second	55.25	46.45	47.87	30.80	$0.14	$0.14
Third	53.15	44.25	42.94	38.19	—	—
Fourth	51.95	40.20	48.36	38.89	$0.14	$0.14

On November 2, 2017, the closing price of our common stock on the New York Stock Exchange was $55.60. There were 574 shareholders of record of our common stock as of November 2, 2017.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 of this Form 10-K.

	Year Ended September 30,
	2017	2016	2015	2014	2013
Results of Operations:
Sales	$1,485,861	$1,461,665	$1,431,045	$1,398,352	$1,361,407
Cost of sales	1,122,142	1,116,906	1,091,326	1,082,535	1,055,313
Selling, general and administrative expenses	258,088	269,593	212,518	181,672	165,230
Research and development	52,652	31,976	17,992	17,959	24,445
Interest expense	15,027	11,199	4,400	4,084	3,427
Income taxes (1)	15,059	(9,212)	48,997	19,831	14,502
Net income (loss) attributable to Cubic (1) (2)	(11,209)	1,735	22,885	69,491	25,086

Per Share Data:
Net income (loss) per share, basic (1) (2)	$(0.41)	$0.06	$0.85	$2.59	$0.94
Net income (loss) per share, diluted (1) (2)	(0.41)	0.06	0.85	2.59	0.94
Cash dividends	0.27	0.27	0.27	0.24	0.24

Shares used in calculating net income (loss) per share:
Basic	27,106	26,976	26,872	26,787	26,736
Diluted	27,106	27,040	26,938	26,845	26,760

Year-End Data:
Shareholders’ equity related to Cubic	$689,631	$689,896	$756,288	$782,278	$716,946
Equity per share, basic	25.44	25.57	28.14	29.20	26.82
Total assets	1,336,285	1,504,408	1,300,276	1,194,606	1,109,618
Long-term debt, net of current portion	199,761	200,741	126,705	102,390	102,920

(1)

Our pretax income totaled $3.9 million in 2017 while our income tax provision in 2017 totaled $15.1 million. The provision for fiscal 2017 primarily resulted from tax on foreign earnings and U.S. tax expense related to the amortization of indefinite lived intangible assets, partially offset by benefit related to the release of reserves for uncertain tax positions due to the positions being effectively settled. Results for the year ended September 30, 2015 include the net impact on income tax expense of establishing valuation allowances on U.S. deferred tax assets totaling $35.8 million. This valuation allowance was reduced by $6.7 million in the year ended September 30, 2016. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of these items.

(2)

Results of the year ended September 30, 2016 included an $18.5 million charge related to a business acquisition purchase accounting charge. See Note 2 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion on this charge. Results for the year ended September 30, 2013 include the impact of a goodwill impairment charge of $50.9 million, before the impact of applicable income taxes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

We are a market-leading, technology provider of integrated solutions that increase situational understanding for transportation, defense C4ISR and training customers worldwide to decrease urban congestion and improve the militaries’ effectiveness and operational readiness. Cubic Corporation designs, integrates and operates systems, products and services focused in the transportation, defense C4ISR and training markets. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications. For the fiscal year ended September 30, 2017, 40% of sales were derived from transportation systems and related services, while 60% were derived from defense systems and services. The U.S. government remains our largest customer, accounting for approximately 48% of sales in 2017, 45% of sales in 2016, and 47% of sales in 2015. In fiscal year 2017, 54% of our total sales were derived from services, with product sales accounting for the remaining 46%.

We operate in three reportable business segments: transportation systems, defense systems and defense services. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Recognizing that many of our U.S. based customers are resource constrained, we are continuing our focus on developing and extending our portfolio in international and adjacent markets. Our international sales, including Foreign Military Sales (FMS), comprised 42% of our total sales for fiscal year 2017. Sales to countries outside the U.S. amounted to 66%, 9% and 38% of the total sales of Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems), respectively, for fiscal year 2017. To the extent our business and contracts include operations in countries outside the U.S., other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $52.7 million in 2017. In 2014 through our acquisition of Intific, Inc. (Intific), we significantly broadened our advanced research capabilities. Intific brings us a wide range of expertise including computer simulation, animation, human-machine interaction, robotics, neuroscience, visualization, gaming, and artificial intelligence. Intific performs work funded by the Defense Advanced Research Projects Agency (DARPA) and other U.S. government agencies; however, most of Intific’s R&D activities are included in cost of sales as they are directly related to contract performance.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. From fiscal year 2015 through 2017, we acquired DTECH LABS, Inc. (DTECH), GATR Technologies, Inc. (GATR), TeraLogics, LLC (Teralogics), and Vocality International (Vocality) in connection with our strategic efforts to build and expand our command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) business. In fiscal 2016 we formalized the structure of Cubic Mission Solutions (CMS), our business unit which combines and integrates our C4ISR and secure communications operations.

We have also made a number of niche acquisitions of businesses during the past several years, including Deltenna Limited (Deltenna) in 2017 and Intific in February 2014. Generally, our business acquisitions are dilutive to earnings in the short-term due to acquisition-related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition and expenses related to earn-outs. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

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

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier. An example of this is our contract with the Chicago Transit Authority, awarded in late 2011. We designed and manufactured a new fare collection system for the Chicago Transit Authority and are receiving monthly payments for the system over an approximate ten-year period which began in January 2014.

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

The transportation markets we serve are undergoing a substantial change. Mounting pressure on transportation authorities to improve the customer experience while stretching their operating budgets is fueling a trend toward outsourced services and systems that enable innovation and lower operating cost. We believe we are positioned at the forefront of this change.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. CTS has delivered over 20 regional back office operations which together serve over 38 million people every day in major markets around the world. We have implemented and, in many cases, operate automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the New York region (Metrocard), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection and in early fiscal 2018, we were awarded a contract by the New York Metropolitan Transportation Authority (MTA) to replace the MetroCard system with a New Fare Payment System (NFPS)..

Through our NextBus, ITMS and Urban Insights businesses we provide advanced transportation operational management and analytics capabilities and related services to over 110 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Transport for New South Wales, Los Angeles Metro, San Francisco Muni and the Toronto Transit Commission.

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, innovative new services, technology obsolescence, equipment refurbishment and the introduction of new or adjacent applications.

In 2017, revenues from services provided by CTS were $330.7 million, or 57% of CTS sales.

We are currently designing and building major new systems in Singapore, Ireland and Miami and have now formally commenced the build of the new system for New York. Typically, profit margins during the design and build phase of major projects are lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design-and-build phase, until major milestones are reached and cash payments are received.

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

Gross profit margins from services sales in CTS were 28% and 26% for fiscal years 2017 and 2016, respectively, and gross profit margin from product sales was 29% and 32% in 2017 and 2016, respectively. Historically, the trend toward a greater mix of services revenues compared to product sales has helped to generate higher profit margins from the segment; however in 2017 and 2016 service gross margins were lower than product gross margins due to the improvement in margins on a number of system development contracts as we move out of the heavy engineering and software development phase of these contracts. Also, service sales gross margins in 2017 and 2016 are lower than recent historical service sales gross margins mostly due to the reduction in margins on our London follow-on contract. Margins were lower on the follow-on contract in 2017 and 2016 in large part because it no longer includes the award of usage bonuses. The mix of product and services sales can produce fluctuations in margin from period-to-period; however, we expect the trend of increasing services sales to continue in the long-term.

Most of our sales in CTS for fiscal year 2017 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For the fare collection system for the Chicago Transit Authority, the contract specifies that we would not begin to be paid until we entered the service period. In accordance with authoritative accounting literature, we did not begin recognizing revenue on this contract until it entered the service period in August 2013. As of September 30, 2017, we had capitalized $56.5 million, net, in direct costs associated with developing the new fare collection system. Selling, general and administrative (SG&A) costs associated with this contract are not being capitalized, but are being expensed as incurred. Capitalized costs are being recognized as cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contract.

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

CGD Systems is continually building upon its role as a leader in air and ground combat training systems worldwide. Our products and systems help our customers to retain technological superiority with cost-effective solutions. We design, innovate, manufacture and field a diverse range of technologies that are critical to combat readiness, supply chain logistics and national security for the U.S. and allied nations. Our primary lines of business include air combat training ranges and after action review software, ground combat training systems, including a full range of laser engagement simulation systems, game-based learning systems, virtual small arms training systems, Intelligence, Surveillance and Reconnaissance (ISR) data links, networking and baseband communications equipment, full-motion video software and services, expeditionary satellite communication terminal solutions, personnel locator systems, and cross domain appliances for cyber security. We also provide ongoing support services for systems we have built for several of our international customers.

Our established international footprint in 35 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales to international customers of CGD Systems are a major part of our business with 38% of sales in 2017 to international customers. In addition, expansion into adjacent markets gives us an effective means to add scale to our business. We look for attractive acquisition candidates to expand our product offerings and we invest in the development of innovative new products that deliver real value to our customers. Through business acquisitions we made in the past three years, we now offer software and game-based solutions in modeling and simulation, training and education, cyber warfare, neuroscience, networking and satellite communications, and live fire training solutions to U.S. and international forces. Our recent acquisitions also expand our capabilities and product offerings for radio and antenna communications and unified communication platforms. These acquisitions deepen our training and communication capabilities and expand our customer base.

Fixed-price contracts accounted for 92% of CGD Systems revenue for fiscal year 2017. Development and system integration contracts in CGD Systems are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

Increasingly, CGD Systems is receiving contracts from foreign customers to not only develop and deliver a system, but also to maintain the system for a period of years after the delivery. While service contracts have not historically been a significant part of our CGD Systems business, this type of multiple-element contract has become more common in recent years. Revenues under contracts for services in CGD Systems are generally recognized as services are performed on a straight-line basis over the period of contract performance. Costs incurred under these services contracts are expensed as incurred, and may vary from period to period, resulting in fluctuations in earnings.

The gross profit margin in fiscal 2017 was 31%, compared to 28% in 2016 and 29% in 2015. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

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

Army’s combat training centers (CTCs) comprised of: the Joint Readiness Training Center (JRTC) in Fort Polk, Louisiana, which is the nation’s premier training center for light infantry forces; the National Training Center (NTC) in Fort Irwin, California, the Army’s premier heavy maneuver CTC; the Joint Multinational Readiness Center (JMRC) in Hohenfels, Germany, which is the U.S. Army Europe’s combat maneuver training center for realistic training from the individual to the brigade level; and the Mission Command Training Program (MCTP) in Fort Leavenworth, Kansas, which delivers mission command training to the Army’s senior commanders and is the Army’s only worldwide deployable CTC. We also currently provide and/or have provided defense modernization support for 13 NATO entrants in Central and Eastern Europe under FMS contracts. In 2011 and 2012, CGD Services began diversifying its business into the national security market with the acquisitions of Abraxas and NEK. These acquired businesses added to the segment’s specialized skills and further diversified the business to new customers and markets which are directly aligned with DoD’s emphasis on intelligence and the special operations forces communities where trusted credentials are a high barrier to entry. NEK provides Special Forces training-related services to the U.S. Army and other national security related customers and provides a platform to expand CGD Services work both in the U.S. and to key foreign allies.

We are adapting to a new era in defense and national security spending practices. In the past, many of the contracts we were awarded in CGD Services were long-term in nature, spanning periods of five to ten years. The DoD now relies heavily upon indefinite delivery/indefinite quantity (ID/IQ) and small business set aside contracts. For us that means a lower backlog of service contracts due to the shorter term nature of these ID/IQ Task Order awards. Shorter-term contracts combined with this tougher competitive environment, where the “lowest-priced, technically acceptable” bids often win, have resulted in a trend toward lower profit margins from the segment in recent periods. The gross profit margin in CGD Services has been about 10% in the period from 2015 through 2017. We must continue to work to keep our costs low to remain competitive under these market conditions. These conditions also provide the opportunity for us to increase our market share of the large DoD services market. To maximize our business opportunities under ID/IQ contract vehicles, we often seek new work both as a prime contractor and a subcontractor. By increasing our participation in multiple award ID/IQ contracts we improve our chances to develop new customers, programs and capabilities. Retaining customers is a critical component of our success; we remain vigilant in maintaining a high win rate on re-compete contracts to retain our customers. Despite the trend toward small business awards by the U.S. government, where we must take a role as a subcontractor, 89% of our revenues in fiscal year 2017 were as a prime contractor.

Cost reimbursable and time and materials contracts accounted for 48% of our sales in CGD Services for fiscal year 2017, with the remaining sales derived from fixed-price contracts. Revenues under cost reimbursable contracts are recognized as costs are incurred, plus the estimated fee earned under the contract terms. Often these are structured as award fees based on performance and are generally accrued during the performance of the contract based on our historical experience with such awards. Revenues under time and materials contracts are recognized as services are delivered based on the terms of the contract. Revenues under our fixed-price service contracts with the U.S. government are recorded using the cost-to-cost percentage-of-completion method.

Operating overview

Cubic Corporation sales increased 2% to $1.486 billion in fiscal year 2017 from $1.462 billion in 2016. The increase in sales for CGD Systems of 9%, was partially offset by 1% and 3% decreases in CTS sales and CGD Services sales, respectively. Revenues from businesses we acquired in 2017 and 2016, all within our CGD Systems operating segment, increased our consolidated sales by 3% from 2016 to 2017. Organic sales decreased between fiscal years 2016 and 2017 primarily due to the negative impact of changes in foreign currency exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a negative impact on sales of 1%, or $19.9 million in 2017 compared to 2016. The impacts of changes in foreign currency exchange rates on sales from 2016 to 2017 predominantly affected our CTS segment results.

Cubic Corporation sales in 2016 were $1.462 billion compared to $1.431 billion in 2015, an increase of 2%. Increases in sales for CTS and CGD Systems of 3% and 5%, respectively, were partially offset by a 3% decrease in CGD Services sales. Revenues from businesses we acquired in 2016 and 2015, all within our CGD Systems operating segment, increased our consolidated sales by 3% from 2015 to 2016. Organic sales decreased between 2015 and 2016 due primarily to changes in foreign currency exchange rates. The impact of changes in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against the British pound, had a negative impact on sales of 2%, or $32.3 million in 2016 compared to 2015.

Operating income increased by over 140% to $17.5 million in 2017 from $7.2 million in 2016. CGD Systems had operating income of $18.8 million in 2017 compared to an operating loss of $17.1 million in 2016. The CGD Systems operating loss in 2016 was primarily caused by the impact of purchase accounting on businesses acquired in this segment during fiscal 2016. Businesses we acquired in 2017 and 2016, which were all in our CGD Systems segment, generated operating losses of $4.6 million in 2017 compared to $29.9 million in 2016. These operating losses for acquired businesses include acquisition transaction costs and other acquisition-related charges, including an $18.5 million charge incurred for the GATR acquisition in fiscal 2016 described in the CGD Systems segment section below. CTS operating income decreased by 31% primarily due to increased R&D investment in fiscal year 2017 and the impact of cost growth on a toll contract. CGD Services operating income decreased by 40% in 2017 due to decreased activity on certain U.S. Army and Special Operations Forces training contracts.  Unallocated corporate and other costs were $47.8 million in 2017 compared to $44.4 million in 2016, and included expenses related to strategic and IT system resource planning as part of our One Cubic initiative totaling $34.4 million in 2017 and $36.8 million in 2016. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.4 million in 2017 compared to 2016.

Operating income was $7.2 million in 2016 compared to $75.4 million in 2015, a decrease of 90%. CGD Systems had an operating loss of $17.1 million in 2016 compared to operating income of $18.4 million in 2015 primarily due to the impact of purchase accounting on businesses acquired in this segment during fiscal 2016, as further described below. CTS operating income decreased by 25% between 2016 and 2015 primarily related to lower profits on the transition to our follow-on fare collection contract in London, partially offset by improved profitability on contracts in Chicago, Sydney, and Vancouver. CGD Services operating income increased by 70% in 2016 due to decreased amortization of purchased intangibles and the impact of cost saving efforts. Unallocated corporate and other costs were $44.4 million in 2016 compared to $25.5 million in 2015. The increase in unallocated corporate costs is primarily related to strategic and IT system resource planning as part of our One Cubic initiative totaling $36.8 million in 2016 compared to $13.2 million in 2015, partially offset by a reduction in legal and consulting expenses related to an investigation conducted by the Audit Committee in 2015, for which we incurred expenses of $3.0 million. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $4.0 million in 2016 compared to 2015.

Our net loss was $11.2 million (net loss of $0.41 cents per share) in 2017 compared to net income of $1.7 million (net income of $0.06 cents per share) in 2016. The change was related to the increase in income tax expense described below.

Net income decreased to $1.7 million ($0.06 cents per share) in 2016 from $22.9 million ($0.85 cents per share) in 2015. The change was primarily due to the decrease in operating income described above and an increase in interest expense described below, partially offset by a reduction in income tax expense described below.

The gross margin from product sales was 31% in 2017, compared to 28% in 2016. The increase in gross margin percentage was primarily due to increased product sales by our recently acquired businesses in our CGD Systems segment, which generally have higher gross margins than product sales from our other businesses. In addition, product sales gross margins were positively impacted in 2017 by an $8.0 million equitable contract adjustment on CGD Systems contract to provide virtual training software to the U.S. Navy. As such, we recognized $8.0 million in sales and operating profit related to this contract adjustment during fiscal 2017. The gross margin from service sales was down less than 1%. After rounding to whole percentages, the gross margin on service sales was 19% in 2017 compared to 20% in 2016.

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

SG&A expenses decreased to $258.1 million or 17% of sales in 2017, compared to $269.6 million or 18% of sales in 2016. The decrease in total SG&A expenses is primarily due to lower SG&A expenses recognized in 2017 in connection with recent business acquisitions as compared to 2016. Business acquisition expenses include amounts recorded for business purchase accounting matters described in the CGD Systems section below and totaled $28.7 million in 2016. The net business acquisition expenses were not significant in fiscal 2017. SG&A expenses related to strategic and IT system resource planning as part of our One Cubic initiative totaled $34.4 million in 2017 compared to $36.8 million in 2016.

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

Company-sponsored R&D spending totaled $52.7 million in 2017 compared to $32.0 million in 2016 and $18.0 million in 2015. Company-sponsored R&D spending for CTS was $26.3 million, $15.6 million, and $4.8 million for 2017, 2016, and 2015, respectively. R&D expenses for CTS in 2017 include $6.4 million of expenses through the third quarter related to our contact with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018; expenses incurred in the fourth quarter were capitalized and will be expensed as a project cost in fiscal 2018. CTS R&D costs in 2015 were reduced $2.3 million by a settlement we received in 2015 related to the reimbursement of R&D expenses we incurred primarily in 2014 for a proposal prepared for a prospective customer of our transportation systems business. Company-sponsored R&D spending for CGD Systems was $26.3 million, $16.4 million, and $13.2 million, in 2017, 2016 and 2015, respectively. The 2017 CGD R&D expenses were primarily related to the development of innovative ground live and virtual training technologies.

Interest and dividend income was $1.0 million in 2017 compared to $1.5 million in 2016 and $1.8 million in 2015. The changes in interest and dividend income between these years were correlated with decreases in our average cash balances in these years. Interest expense was $15.0 million in 2017 compared to $11.2 million in 2016 and $4.4 million in 2015. The increases in interest expense generally reflected the increase in average outstanding debt balances for these years. In addition, during the second quarter of fiscal 2016 we issued unsecured notes bearing an interest rate that is higher than the average interest rate of our previously issued notes. Our outstanding notes also contain a provision that the coupon rate increases if the company’s leverage ratio exceeds certain levels. In fiscal 2017 this leverage ratio feature impacted our average interest rate to a greater extent than in previous years.

Other income (expense) netted to income of $0.4 million in 2017 compared to expense of $2.3 million in 2016 and expense of $0.9 million in 2015. During fiscal year 2016, we recognized a loss within other expense of $2.7 million related to the partial settlement of our remaining obligations associated with our U.S. defined benefit pension plan. We offered certain retired, vested participants the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution was paid out from plan assets in September 2016 and resulted in a settlement loss of $2.7 million. Other than this settlement loss, the changes in other income (expense) were caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Our income tax provision totaled $15.1 million for fiscal 2017, compared to an income tax benefit of $9.2 million in fiscal 2016. The tax benefit recorded in fiscal 2016 primarily related to acquired deferred tax liabilities of $23.8 million that reduced the U.S. valuation allowance. The expense for income taxes in fiscal 2017 primarily results from tax on foreign earnings and U.S. tax expense related to the amortization of indefinite lived intangible assets, partially offset by a benefit related to the release of reserves for uncertain tax positions due to the positions being effectively settled. Due to the effects of the deferred tax asset valuation allowance, the effective tax rate for fiscal 2016 and 2017 does not correlate to the amount of the pre-tax income or loss. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

Through September 30, 2017, a valuation allowance of $58.8 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign deferred tax assets. For fiscal 2017, the valuation allowance was increased by $11.0 million, including $12.7 million recorded as a net tax expense in our Consolidated Statement of Operations, offset by amounts recorded through Other Comprehensive Income related to retirement benefits. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Transportation Systems Segment

	September 30,
	2017	2016	2015
	(in millions)
Transportation Systems Segment Sales	$578.6	$586.4	$566.8

Transportation Systems Segment Operating Income	$39.8	$57.5	$75.9

CTS sales decreased 1% to $578.6 million in 2017 compared to $586.4 million in 2016 due to the adverse impact of foreign currency exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $21.1 million for 2017 compared to 2016, primarily due to the weakening of the British Pound against the U.S. dollar.  Absent the impact of exchange rates, sales would have increased by 2% in fiscal 2017 as compared to 2016. Sales in the U.K. and North America decreased in fiscal 2017 from 2016, while sales in Australia increased in fiscal 2017 from 2016. In 2017 and 2016 sales and operating profits were impacted by the finalization of negotiations to clarify project and variation, scope and pricing and service level provisions of certain customer contracts. Although we had been recognizing costs on these contracts as incurred, we had deferred revenue on these contracts until such negotiations were complete on each respective contract. The finalization of these contracts increased CTS sales and operating profit by $20.8 million in fiscal 2017 and by $10.4 million in fiscal 2016.

Absent the impact of exchange rates, sales in the U.K. would have increased 5% in fiscal 2017 as compared to fiscal 2016 primarily due to increased service work with a customer in London. Sales in North America decreased in fiscal 2017 due primarily to the reduction of development work on our contract in Vancouver, which is scheduled to decrease over time as the contract has transitioned from a primarily developmental phase to the a largely service provision phase. Sales in Australia increased primarily due to increased system development work in 2017 and the impact of certain of the customer negotiation resolutions noted above

CTS sales increased 3% to $586.4 million in 2016 compared to $566.8 million in 2015. Changes in foreign currency exchange rates had a significant adverse impact on our sales in 2016. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $28.6 million for 2016 compared to 2015. CTS had higher sales in North America in fiscal 2016 compared to fiscal 2015 primarily from equipment orders in New York and the San Francisco Bay Area and increased sales on contracts in Chicago and Vancouver. Sales were lower in the U.K. in fiscal 2016 compared to fiscal 2015 due to the weakening of the British pound against the U.S. dollar as well as the transition to our follow-on contract in London in fiscal 2016. Sales in Australia were slightly lower in fiscal 2016 than in fiscal 2015 due to the impact of foreign currency exchange rates. Australian sales increased by 4% between fiscal years 2015 and 2016 when measured in Australian dollars.

CTS operating income decreased 31% in 2017 to $39.8 million compared to $57.5 million in 2016. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $2.1 million for 2017 compared to 2016. A primary driver of the decrease in CTS operating income in fiscal 2017 was a $10.7 million increase in R&D expenditures related primarily to the development of next generation fare collection, mobile and NextBus technologies. Also, the increase in R&D expenses included $6.4 million of R&D expenses that CTS recognized during fiscal 2017 related to the contract with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018.

Operating income between 2016 and 2017 decreased in North America and the U.K., partially offset by increased operating income in Australia driven by the increased development work and certain of the customer negotiation resolutions noted above. Operating income in fiscal 2017 decreased for the U.K. on a lower volume of system development work as compared to the amount of work performed in fiscal 2016, as well as the adverse impact of currency exchange rates described above. Operating income for fiscal 2017 decreased for North America primarily due to an increase in estimated costs on a toll contract.

CTS operating income decreased 24% in 2016 to $57.5 million compared to $75.9 million in 2015. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $3.9 million for 2016 compared to 2015. The decrease in operating income was primarily related to lower profits on the transition to our follow-on fare collection contract in London in late 2015, particularly because the follow-on contract does not include the award of usage bonuses. The decrease in operating income in fiscal 2016 compared to fiscal 2015 was partially offset by improved profitability on service contracts in Sydney, Chicago, and Vancouver. In addition, operating income improved in Australia in 2016 due to the finalization of system development contract negotiations. In the third quarter of fiscal 2016 we finalized negotiations regarding scope and pricing with a customer in Australia for system development work that the customer directed us to begin in the second quarter of fiscal 2015. We had inventoried costs and deferred revenue on this development work until such negotiations were complete. As a result of the finalization of the scoping and pricing, we realized increased sales and operating profits in the third quarter of fiscal 2016. CTS R&D expenses increased by $10.8 million in fiscal 2016 compared to 2015 due to the ramp-up of the development of new transportation technologies, and due to the impact of a settlement reimbursement from a prospective customer that had reduced fiscal 2015 R&D expenses by $2.3 million.

Amortization of purchased intangibles included in the CTS operating results totaled $5.7 million, $7.1 million, and $8.6 million in 2017, 2016 and 2015, respectively.

Cubic Global Defense Systems Segment

	September 30,
	2017	2016	2015
	(in millions)
Cubic Global Defense Systems Segment Sales	$529.1	$484.2	$462.1

Cubic Global Defense Systems Segment Operating Income (Loss)	$18.8	$(17.1)	$18.4

CGD Systems sales increased 9% to $529.1 million in 2017 compared to $484.2 million in 2016 primarily due to sales from acquired businesses. Businesses acquired in our CGD Systems segment in fiscal years 2017 and 2016 contributed sales of $108.9 million in 2017 compared to $59.3 million in 2016. Sales were higher in fiscal 2017 for secure communications products and networking communications equipment, but were lower for immersive training systems. Sales of air and ground combat training systems were relatively flat in fiscal 2017 compared to fiscal 2016. In addition, in June 2017, funding was approved on an $8.0 million equitable contract adjustment for a virtual training contract with the U.S. Navy. As such, we recognized $8.0 million in sales and operating profit related to this contract adjustment during fiscal 2017. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD Systems sales between 2016 and 2017.

CGD Systems sales increased 5% to $484.2 million in 2016 compared to $462.1 million in 2015. Businesses acquired by CGD Systems in fiscal years 2016 and 2015 contributed sales of $79.6 million in 2016 compared to $45.8 million in

2015. Sales in fiscal 2016 were higher from air combat training systems in the U.S., Middle East, and Far East, live fire training systems and virtual simulation systems than in 2015. These increases in sales in fiscal 2016 were partially offset by lower sales from ground combat training systems, datalinks, and personnel locator systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $3.7 million for 2016 compared to 2015.

CGD Systems had operating income of $18.8 million in 2017 compared to an operating loss of $17.1 million in 2016.  The change in CGD Systems operating results was significantly influenced by the impacts of accounting for business acquisitions in fiscal 2016 and 2017. Acquired businesses incurred operating losses of $4.6 million in fiscal 2017 compared to $29.9 million in fiscal 2016. Included in the operating loss incurred by acquired businesses are acquisition transaction costs of $27.8 million incurred in fiscal 2016. There were no significant net acquisition transaction costs in fiscal 2017. Business acquisition transaction costs consist of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions and, most significantly for fiscal 2016, expenses recognized in connection with our acquisition of GATR. GATR’s operating loss for fiscal 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during fiscal 2016 related to this matter upon completing this acquisition.

In addition to the impacts of acquired businesses described above, operating income for fiscal 2017 increased due to the $8.0 million equitable contract adjustment for our virtual training contract noted above. CGD Systems also had increased operating profit between fiscal years 2016 and 2017 on higher sales of secure communication products and networking communications equipment. Also, although total sales of ground combat training systems were relatively flat between fiscal years 2016 and 2017, there was an improved mix of sales of higher margin ground combat systems in 2017 as compared to 2016. Operating income from ground combat training systems in fiscal 2016 was negatively impacted by cost growth that was recognized in the second quarter of fiscal 2016 on a ground combat training system that we developed in the Far East.

Partially offsetting the increase in CGD Systems operating profit was an increase in CGD Systems R&D expenditures between fiscal years 2016 and 2017 by $10.0 million related primarily to the development of innovative ground live and virtual training technologies. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD Systems operating profit between 2016 and 2017.

CGD Systems had an operating loss of $17.1 million in 2016 compared to operating income of $18.4 million in 2015. The changes in operating results between fiscal 2015 and fiscal 2016 were primarily caused by charges incurred in connection with the accounting for business acquisitions in fiscal 2016. Including these impacts of business acquisition accounting, the businesses we acquired in 2016 and 2015 had an operating loss of $32.7 million for 2016 compared to operating income of $0.9 million in 2015. The operating results of the acquired businesses in fiscal 2016 include the $27.8 million of acquisition-related costs described above.

For fiscal 2016, operating income from air combat training systems was higher than fiscal 2015 on increased sales, and profitability improved from game-based virtual training system sales. In 2015 we had recorded a loss of $9.5 million related to an increase in estimated costs to complete a contract for the development of a virtual training system. In addition, CGD systems incurred $4.6 million of restructuring charges in fiscal 2015 as compared to $0.3 million of restructuring charges in fiscal 2016. In 2016, operating income declined as compared to 2015 on lower sales of ground combat training systems, datalinks, personnel locater systems, and modular networking and baseband communications equipment. Operating income from virtual simulator system sales was relatively consistent between 2016 and 2015.

Amortization of purchased intangibles included in the CGD Systems results amounted to $24.5 million, $22.3 million, and $11.3 million in 2017, 2016 and 2015, respectively.

Cubic Global Defense Services Segment

	September 30,
	2017	2016	2015
	(in millions)
Cubic Global Defense Services Segment Sales	$378.2	$391.1	$402.1

Cubic Global Defense Services Segment Operating Income	$6.7	$11.2	$6.6

CGD Services sales decreased 3% to $378.2 million in 2017 compared to $391.1 million in 2016. Sales for 2017 were lower primarily because of decreased activity on U.S. Army contracts and special forces training work, other than our contract with the Joint Readiness Training Center (JRTC). JRTC sales increased 5% for fiscal 2017 compared to fiscal 2016 due to an increase in the number of training exercises.

CGD Services sales decreased 3% to $391.1 million in 2016 compared to $402.1 million in 2015. Sales for 2016 were lower primarily because of decreased activity supporting Special Operations Forces training and lower activity on U.S. Army support contracts, other than at the JRTC where activity and revenue was slightly higher than fiscal 2015. These decreases were partially offset by increased sales on increased intelligence support services.

CGD Services operating income decreased 40% to $6.7 million in 2017 compared to $11.2 million in 2016. The decrease in operating income was primarily driven by the decreased activity on the U.S. Army and Special Operations Forces training contracts noted above. In addition, certain contracts that we retained after recompete were won in the first quarter of fiscal 2017 at reduced pricing due to an extremely competitive bid environment. These reductions in operating profit were partially offset by an increase in operating income on increased work on the JRTC contract as well as a decrease in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods.

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

Amortization of purchased intangibles included in the CGD Services results amounted to $2.8 million, $4.8 million, and $7.7 million in 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our operating cash flows have been the primary source of funding for our operations, and have been a source of funding for some of our business acquisitions and capital expenditures. We generated positive operating cash flows in fiscal 2017, 2016 and 2015. Operating activities provided cash of $24.7 million, $44.6 million and $89.7 million in fiscal 2017, 2016 and 2015, respectively.

As further described below, from 2015 to 2017 our operating cash flows have been significantly impacted by uses of cash related to our investment in a new strategic and IT resource planning system, our recent business acquisitions, and by the payment terms on some of our customer contracts.

Cash used in connection with the design and development of our new enterprise resource planning system (ERP) as well as information technology process and supply chain redesign totaled $51.1 million in fiscal 2017. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Of the $51.1 million of cash used in 2017 in these efforts, $34.4 million was recognized as expense and is reflected in our 2017 cash flows used in operations, while $16.7 million was capitalized and is included in 2017 purchases of property, plant and equipment in investing cash flows. Cash used in connection with ERP design and development and information technology and supply chain redesign totaled $55.1 million in 2016. Of this amount, $34.8 million was recognized as expense and is reflected in our 2016 cash flows from operations, and $20.3 million was capitalized and is included in 2016 purchases of property, plant and equipment in investing cash flows. Cash used in connection with these efforts totaled $29.3 million in 2015. Of this amount, $13.3 million was recognized as expense and is reflected in our 2015 cash flows from operations, and $16.0 million was capitalized and is included in 2015 purchases of property, plant and equipment in investing cash flows.

Under purchase accounting rules, certain cash flows for businesses acquisitions are considered “purchase consideration”. In our statement of cash flows, cash paid for purchase consideration is classified as cash used in investing activities. However, there are a number of transactions related to business acquisitions that are expensed as incurred and that are included in operating cash flows when paid. Costs that are expensed in connection with business acquisitions include retention bonus expense and due diligence and consulting costs incurred in connection with the acquisitions. Business acquisitions costs expensed in 2016, and 2015 totaled $28.7 million and $7.9 million, respectively. There were no significant net business acquisition costs expensed in 2017. In our statement of cash flows, the cash used in operations related to these expenses was generally reflected in the same period as these expenses. The expense amount for 2016 and the related operating cash outflow for 2016 reflected above includes amounts recognized related to payments to former owners of share-based payment awards for GATR. Prior to the acquisition, GATR made a number of share-based payment awards to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, upon completing the acquisition we recognized $18.5 million of compensation expense related to this matter during the quarter ended March 31, 2016.

The changes in operating cash flows between 2015 and 2017 were also impacted by the terms of some of our largest customer contracts. Our contract terms with our customers can have a significant impact on our operating cash flows. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For some large long-term development contracts, primarily with our international customers, we receive significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, meeting specific contractual requirements in the contracts, or other events. These milestone payments can vary significantly based upon the negotiated terms of the contracts. Changes in the amount of unbilled accounts receivable are reflective of the difference between when costs are incurred and when we are entitled to receive milestone payments.

In 2017, 2016, and 2015, CTS and CGD Services contributed to positive operating cash flows, while CGD Systems operations used cash, primarily due to the acquisition-related expenses described above.

Investing activities used cash of $42.5 million in 2017, $260.6 million in 2016 and $125.1 million in 2015. In 2017, investing activities included $16.8 million in purchase consideration paid for acquisitions of businesses, and capital expenditures of $36.9 million, including $16.7 million of capitalized ERP costs described above. Cash used in investing activities in 2017 was partially offset by $12.7 million net proceeds from sales or maturities of marketable securities.

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

Financing activities used cash of $129.8 million in 2017 and provided cash of $233.1 million and $73.3 million in 2016 and 2015. Financing activities for fiscal year 2017 consisted primarily of principal repayments of $185.0 million on short-term borrowings using cash that was previously held on deposit in the U.K. as collateral in support of a letter of credit facility as further described below, and using other cash that was repatriated from the U.K. and Australia during 2017. In 2016 and 2015, we borrowed a net of $180.0 million and $60.0 million, respectively, on a short-term basis that, in addition to existing cash resources, was used to finance acquisitions. In fiscal 2016 we revised a note purchase agreement and issued $75.0 million of unsecured notes bearing interest at 3.93%, maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. In 2015 we issued $25.0 million of senior unsecured notes, bearing interest at a rate of 3.70% and maturing on March 12, 2025. In 2017, 2016 and 2015, respectively, we repurchased $2.4 million, $1.6 million and $2.7 million of common stock in connection with our stock-based compensation plan. We made payments on long-term borrowings of $0.9 million, $0.5 million, and $0.5 million in 2017, 2016 and 2015, respectively. Dividends paid to shareholders amounted to $7.3 million ($0.27 cents per share) in 2017, 2016 and 2015.

The change in exchange rates between foreign currencies and the U.S. dollar resulted in an increase of $10.6 million to our cash balance as of September 30, 2017 compared to September 30, 2016, a decrease of $38.5 million to our cash balance as of September 30, 2016 compared to September 30, 2015 and a decrease of $11.0 million to our cash balance as of September 30, 2015 compared to September 30, 2014.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At September 30, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.24%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At September 30, 2017, the Company’s total debt issuance costs have an unamortized balance of $2.8 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2017, there were borrowings totaling $55.0 million under this agreement and there were letters of credit outstanding totaling $81.3 million, which reduce the available line of credit to $263.7 million. The $81.3 million of letters of credit includes both financial letters of credit as well as performance guarantees.

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

As of September 30, 2017, we had letters of credit and bank guarantees outstanding totaling $94.5 million, which includes the $81.3 million of letters of credit on the Revolving Credit Agreement above and $13.2 million of letters of credit issued under other facilities. The total of $94.5 million of letters of credit and bank guarantees includes $77.4 million that guarantees either our performance or customer advances under certain contracts, and financial letters of credit of $17.1 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary in New Zealand. At September 30, 2017, no amounts were outstanding under this borrowing arrangement.

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

The accumulated deficit in other comprehensive loss decreased $13.2 million in 2017 due to a decrease in the recorded liability for our pension plans. Unrealized translation adjustments totaled $1.4 million but were offset by $1.4 million of changes in the fair value of cash flow hedges.

Our financial condition remains strong with net working capital of $245.1 million and a current ratio of 1.7 to 1 at September 30, 2017. We expect that cash on hand and our revolving credit agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at September 30, 2017 was 29%. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2017, virtually all of the $68.6 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

During fiscal year 2017, in order to maintain the required leverage ratio in our Revolving Credit Agreement and note purchase and private shelf agreements, we decided to access cash resources in our foreign subsidiaries to provide increased assurance of compliance with our loan covenants in the future. As a result, we are no longer able to assert that accumulated or current earnings in our foreign subsidiaries are indefinitely reinvested.

In addition, during fiscal year 2017, foreign earnings of approximately $258.7 million were repatriated, of which $250.5 million relate to earnings from the U.K. and we have provided for the associated incremental U.S. taxes. At the end of the year, we have recorded a deferred tax liability in the amount of $11.9 million for the estimated U.S. taxes that would be due if we were to repatriate the remainder of the accumulated earnings in foreign subsidiaries. We do not have plans to repatriate any additional amounts at this time: however, we may do so if circumstances change or we determine it is in the company’s best interests to do so.

The following is a schedule of our contractual obligations outstanding as of September 30, 2017:

		Less than 1
	Total	Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Short-term borrowings	$55.0	$55.0	$—	$—	$—
Long-term debt	200.0	—	10.7	71.4	117.9
Interest payments	40.7	8.2	14.2	11.1	7.2
Operating leases	54.5	12.8	18.2	12.2	11.3
Deferred compensation	12.7	1.3	2.5	1.3	7.6
	$362.9	$77.3	$45.7	$96.0	$143.9

As of September 30, 2017, we had approximately $7.5 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions which are excluded from the table above. None of these liabilities and related interest and penalties is expected to be paid within one year. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The table above also excludes estimated minimum funding requirements for retirement plans as set forth by statutory requirements. For further information about future minimum contributions for these plans, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The terms of the purchase agreements in certain of our recent business acquisitions provide that we will pay the sellers contingent consideration should the acquired companies meet specified goals. As of September 30, 2017, the maximum future contingent consideration that would be payable if all such goals were met is $23.8 million. However, we are unable to make a reasonable estimate as to the timing and magnitude of such future payments.

Backlog

	September 30,	September 30,
	2017	2016
	(in millions)
Total backlog
Transportation Systems	$2,043.9	$1,793.3
Cubic Global Defense Systems	492.6	576.8
Cubic Global Defense Services	567.1	570.3
Total	$3,103.6	$2,940.4

Funded backlog
Transportation Systems	$2,043.9	$1,793.3
Cubic Global Defense Systems	492.6	576.8
Cubic Global Defense Services	119.6	139.2
Total	$2,656.1	$2,509.3

As reflected in the table above, total backlog increased $163.2 million and funded backlog increased $146.8 million from September 30, 2016 to September 30, 2017. The increase in total backlog in CTS  was partially offset by a decrease in backlog for CGD Systems and CGD Services. In September of 2017, CTS and TfL entered an agreement to extend Cubic’s contract to operate and maintain TfL’s ticketing and fare collection system for a further three years through August 2025 and to modify prospective pricing on the contract. The contract extension added approximately $255 million to backlog. Vocality and Deltenna, businesses acquired by our CGD Systems segment in fiscal year 2017, had $1.0 million of total backlog on their respective acquisition dates. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of fiscal 2017, increased backlog by approximately $36.9 million compared to September 30, 2016, primarily in our Transportation Systems Segment.

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

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the impact of the adoption of the new standard on our various revenue streams. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. We continue to analyze the impact of the new standard on our remaining revenue streams and, as the standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through fiscal year 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

Revenue Recognition

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Operations based on the attributes of the underlying contracts.

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

Products and services provided under long-term, fixed-price contracts represented approximately 83% of our sales for 2017. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2017 net earnings would have increased or decreased by approximately $8.0 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $0.1 million, $2.8 million and $14.5 million in 2017, 2016 and 2015, respectively. These adjustments decreased net income by approximately $0.3 million ($0.01 per share), $1.6 million ($0.06 per share) and $8.0 million ($0.30 per share) in 2017, 2016 and 2015, respectively.

We occasionally enter into contracts that include multiple deliverables such as the construction or upgrade of a system and subsequent services related to the delivered system. In recent years we have seen an increase in the number of customer requests for proposal that include this type of contractual arrangement. For these arrangements revenue is allocated at the inception of the contract to the different contract elements based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists for a deliverable, which is typically the case for our contracts, the guidance requires us to determine the best estimate of the selling price, which is the price at which we would sell the deliverable if it were sold on a standalone basis. In estimating the selling price of the deliverable on a standalone basis, we consider our overall pricing models and objectives, including the factors we contemplate in negotiating our contracts with our customers. The pricing models and objectives that we use are generally based upon a cost-plus margin approach, with the estimated margin based in part on qualitative factors such as perceived customer pricing sensitivity and competitive pressures. Once the contract value is allocated to the separate deliverables, revenue recognition guidance relevant to each contractual element is followed. For example, for the long-term construction portion of a contract we generally use the cost-to-cost percentage-of-completion method and for the services portion we generally recognize the service revenues on a straight-line basis over the contractual service period or based on measurable units of work performed or incentives earned. The judgment we apply in allocating the relative selling price to each deliverable can have a significant impact on the timing of recognizing revenues and operating income on a contract. The revenue recognized for each unit of accounting is classified as products or services sales in our Consolidated Statements of Operations based upon the predominant attributes of the unit of accounting. If product and service deliverables are combined for revenue recognition purposes, revenue recognized is allocated to products or services in our Consolidated Statements of Operations based upon a relative-selling-price method.

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

Beginning in the second quarter of fiscal 2017 we began providing for U.S. income taxes on the earnings of foreign subsidiaries which are not considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for distribution. As of September 30, 2017, we have recorded a deferred tax liability of $11.9 million related to future taxes on our unremitted foreign earnings.

Purchased Intangibles

We generally fund acquisitions using a combination of cash on hand and with the proceeds of debt. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2017 amortization expense would have increased by approximately $4.2 million.

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

Goodwill balances by reporting unit are as follows:

September 30,	2017	2016	2015
	(in millions)
Cubic Transportation Systems	$50.9	$49.6	$56.0
Cubic Global Defense Systems	270.6	262.9	87.5
Cubic Global Defense Services	94.4	94.4	94.4
Total goodwill	$415.9	$406.9	$237.9

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

For the first step of our fiscal 2017 annual impairment test, the discounted cash flows used in the fair value analyses were based on discrete financial forecasts developed by management for planning purposes. We used three year forecasts for our reporting units. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the three year forecasts The future cash flows were discounted to present value using a discount rate of 11.0% for our CGD Systems and CTS reporting units and 10.5% for our CGD Services reporting unit. The estimated fair value for our

Transportation Systems reporting unit exceeded its carrying value by over 100%, while the estimated fair value of our CGD Systems and CGD Services reporting units both exceeded their carrying values by over 10%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past seven years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Another significant assumption that we used was that CGD Services would be awarded a contract in early fiscal 2018 to continue support of US Army’s Joint Readiness Training Center. This contract was awarded to CGD Services in November 2017. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales and margins, timing of growth, or the discount rate vary from our forecasts, we may be required to perform an interim analysis in fiscal 2018 that could expose us to material impairment charges in the future. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels that we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. In performing the 2017 annual test for our CGD Services and CGD Systems reporting units, small changes in the discount rate, growth rate or gross margin assumptions could have a significant impact on the determination of the estimated fair values of these reporting units. For example a decrease in each future year’s projected cash flows by 10% for either the CGD Services reporting unit or for the CGD systems reporting unit would have resulted in us being required to complete step two of the analysis for the respective reporting unit.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2017 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2017 would increase or decrease net earnings for 2018 by approximately $0.5 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2017, by approximately $9.5 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S. and New Zealand which are also tied to short-term rates (the U.S. dollar LIBOR rate and the New Zealand base rate). We also have senior unsecured notes payable to insurance companies which have fixed coupon interest rates. See Note 8 to the Consolidated Financial Statements for more information.

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

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand and Canada are not hedged. We generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2017	2016	2015
Net sales:
Products	$681,559	$661,904	$607,226
Services	804,302	799,761	823,819
	1,485,861	1,461,665	1,431,045
Costs and expenses:
Products	473,670	473,444	451,295
Services	648,472	643,462	640,031
Selling, general and administrative expenses	258,088	269,593	212,518
Research and development	52,652	31,976	17,992
Amortization of purchased intangibles	32,997	34,120	27,550
Restructuring costs	2,468	1,852	6,272
	1,468,347	1,454,447	1,355,658

Operating income	17,514	7,218	75,387

Other income (expenses):
Interest and dividend income	994	1,476	1,809
Interest expense	(15,027)	(11,199)	(4,400)
Pension settlement loss	—	(2,671)	—
Other income (expense), net	369	(2,301)	(885)

Income (loss) before income taxes	3,850	(7,477)	71,911

Income tax provision (benefit)	15,059	(9,212)	48,997

Net income (loss)	(11,209)	1,735	22,914

Less noncontrolling interest in income of VIE	—	—	29

Net income (loss) attributable to Cubic	$(11,209)	$1,735	$22,885

Net income (loss) per share:
Basic	$(0.41)	$0.06	$0.85
Diluted	(0.41)	0.06	0.85

Weighted average shares used in per share calculations:
Basic	27,106	26,976	26,872
Diluted	27,106	27,040	26,938

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2017	2016	2015
Net income (loss)	$(11,209)	$1,735	$22,914
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	13,180	(19,584)	(15,791)
Foreign currency translation	1,440	(47,872)	(31,430)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(1,071)	464	1,574
Adjustment for net gains/losses realized and included in net income, net of tax	(358)	(989)	(817)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(1,429)	(525)	757
Total other comprehensive income (loss)	13,191	(67,981)	(46,464)
Total comprehensive income (loss)	$1,982	$(66,246)	$(23,550)

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$60,143	$197,127
Restricted cash	8,434	75,648
Marketable securities	—	12,996
Accounts receivable:
Trade and other receivables	12,378	15,488
Long-term contracts	416,808	367,419
Allowance for doubtful accounts	(436)	(326)
	428,750	382,581

Recoverable income taxes	5,360	9,706
Inventories	87,715	66,362
Other current assets	31,141	38,231
Total current assets	621,543	782,651

Long-term contract receivables	17,457	20,926
Long-term capitalized contract costs	56,471	65,382
Property, plant and equipment, net	113,686	96,316
Deferred income taxes	2,206	2,194
Goodwill	415,912	406,946
Purchased intangibles, net	98,495	123,403
Other assets	10,515	6,590
Total assets	$1,336,285	$1,504,408

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,	September 30,
	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$55,000	$240,000
Trade accounts payable	95,837	81,172
Customer advances	57,477	49,481
Accrued compensation	79,577	73,619
Other current liabilities	78,750	74,071
Income taxes payable	9,838	1,450
Current maturities of long-term debt	—	450
Total current liabilities	376,479	520,243

Long-term debt	199,761	200,291
Accrued pension liability	25,375	46,865
Deferred compensation	11,435	10,643
Income taxes payable	7,465	11,855
Deferred income taxes	10,407	3,980
Other non-current liabilities	15,732	20,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized--5,000 shares
Issued and outstanding--none	—	—
Common stock, no par value:
Authorized--50,000 shares
36,072 issued and 27,127 outstanding at September 30, 2017
35,937 issued and 26,992 outstanding at September 30, 2016	37,850	32,756
Retained earnings	794,485	813,035
Accumulated other comprehensive loss	(106,626)	(119,817)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Total shareholders’ equity	689,631	689,896

Total liabilities and shareholders’ equity	$1,336,285	$1,504,408

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2017	2016	2015
Operating Activities:
Net income (loss)	$(11,209)	$1,735	$22,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,099	45,478	37,662
Share-based compensation expense	5,269	8,762	8,325
Change in fair value of contingent consideration	(3,878)	1,274	3,607
Loss on disposal of assets	405	—	—
Deferred income taxes	5,540	(23,988)	33,816
Net pension cost (benefit)	(1,046)	1,102	(3,224)
Excess tax benefits from equity incentive plans	(35)	3	33
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,015)	4,409	(2,230)
Inventories	(18,867)	(62)	(21,669)
Prepaid expenses and other current assets	7,763	3,403	(15,045)
Long-term capitalized contract costs	8,911	7,635	3,192
Accounts payable and other current liabilities	10,919	19,874	25,599
Customer advances	7,364	(24,900)	(10,200)
Income taxes	8,240	(5,519)	8,847
Other items, net	(5,724)	5,396	(1,938)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,736	44,602	89,689

Investing Activities:
Acquisition of businesses, net of cash acquired	(16,830)	(243,459)	(92,178)
Purchases of marketable securities	(19,121)	(28,470)	(58,855)
Proceeds from sales or maturities of marketable securities	31,868	43,456	51,173
Purchases of property, plant and equipment	(36,932)	(32,093)	(22,202)
Proceeds from sale of assets	1,233	—	—
Purchase of non-marketable debt and equity securities	(2,700)	—	—
Purchases of other assets	—	—	(2,993)
NET CASH USED IN INVESTING ACTIVITIES	(42,482)	(260,566)	(125,055)

Financing Activities:
Proceeds from short-term borrowings	130,780	288,900	111,300
Principal payments on short-term borrowings	(315,780)	(108,900)	(51,300)
Proceeds from long-term borrowings	—	75,000	25,000
Principal payments on long-term debt	(978)	(494)	(537)
Deferred financing fees	—	(3,647)	—
Stock issued under employee stock purchase plan	2,234	—	—
Purchase of common stock	(2,444)	(1,563)	(2,652)
Dividends paid	(7,341)	(7,285)	(7,256)
Excess tax benefits from equity incentive plans	35	(3)	(33)
Contingent consideration payments related to acquisitions of businesses	(2,625)	(2,479)	—
Purchase of noncontrolling interest	—	—	(1,029)
Net change in restricted cash	66,293	(6,403)	(189)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(129,826)	233,126	73,304

Effect of exchange rates on cash	10,588	(38,511)	(10,950)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,984)	(21,349)	26,988

Cash and cash equivalents at the beginning of the period	197,127	218,476	191,488

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$60,143	$197,127	$218,476

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Deltenna, net	$1,327	$—	$—
Liability incurred to acquire Vocality, net	$271	$—	$—
Liability incurred to acquire GATR, net	$—	$6,788	$—
Liability incurred to acquire TeraLogics, net	$—	$4,998	$—
Liability incurred to acquire H4 Global, net	$—	$952	$—
Liability incurred to acquire DTECH, net	$—	$—	$11,808

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2014	$20,669	$803,059	$(5,372)	$(36,078)	$223	26,789

Net income	—	22,885	—	—	29	—
Other comprehensive loss, net of tax	—	—	(46,464)	—	—	—
Stock issued under equity incentive plans	—	(46)	—	—	—	160
Purchase of common stock	(2,652)	—	—	—	—	(66)
Stock-based compensation	8,325	—	—	—	—	—
Purchase of noncontrolling interest	(749)	—	—	—	(252)	—
Tax expense from equity incentive plans	(33)	—	—	—	—	—
Cash dividends paid -- $.24 per share of common stock	—	(7,256)	—	—	—	—

September 30, 2015	25,560	818,642	(51,836)	(36,078)	—	26,883

Net income	—	1,735	—	—	—	—
Other comprehensive loss, net of tax	—	—	(67,981)	—	—	—
Stock issued under equity incentive plans	—	(57)	—	—	—	152
Purchase of common stock	(1,563)	—	—	—	—	(43)
Stock-based compensation	8,762	—	—	—	—	—
Tax expense from equity incentive plans	(3)	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,285)	—	—	—	—

September 30, 2016	32,756	813,035	(119,817)	(36,078)	—	26,992

Net loss	—	(11,209)	—	—	—	—
Other comprehensive income, net of tax	—	—	13,191	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	158
Stock issued under employee stock purchase plan	2,234	—	—	—	—	32
Purchase of common stock	(2,444)	—	—	—	—	(55)
Stock-based compensation	5,269	—	—	—	—	—
Tax benefit from equity incentive plans	35	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,341)	—	—	—	—

September 30, 2017	$37,850	$794,485	$(106,626)	$(36,078)	$—	27,127

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business: We design, develop and manufacture products which are mainly electronic in nature such as mass transit fare collection systems, air and ground combat training systems, and networked Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) products and systems. We provide services such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. Our principal lines of business are transportation fare collection systems and services, defense systems, and defense services. Our transportation fare collection systems and services are sold primarily to large local government agencies worldwide. Our principal customers for defense products and services are the U.S. and foreign governments. In February 2015, we implemented a plan to restructure our defense services and defense systems businesses into a single business called Cubic Global Defense (CGD) to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. After this restructuring there is now a single, combined management structure for our legacy Cubic Defense Systems (CDS) and legacy Mission Support Services (MSS) segments. However, for segment financial reporting purposes, we continue to report the financial results of our defense systems and defense services segments separately since this mirrors the way that we continue to internally analyze much of the financial information related to these business divisions. These two reporting segments have been renamed Cubic Global Defense Systems (CGD Systems) and Cubic Global Defense Services (CGD Services), respectively. CGD Systems includes Cubic Mission Solutions (CMS), a business division that includes our C4ISR subsidiaries and product offerings. There have been no significant changes in the operations that are included in each of these reporting segments as a result of the restructuring.

Principles of Consolidation: The consolidated financial statements include the accounts of Cubic Corporation, subsidiaries we control, and variable interest entities (VIE’s) for which Cubic is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation: Our reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statements of Operations are translated at the average exchange rates in effect during the applicable periods. The resulting unrealized cumulative translation adjustments are recorded as a component of other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income (Loss). Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our own subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as a component of other income (expense). Total transaction gains and losses, which are related primarily to advances to foreign subsidiaries and advances between foreign subsidiaries amounted to a gain of $0.7 million in 2017, and losses of $0.9 million and $3.2 million in 2016 and 2015, respectively.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the estimated total costs at completion of our long-term contracts, estimated loss contingencies, estimated self-insurance liabilities, estimated discounted future cash flows of our reporting units used for goodwill impairment testing and estimated future cash flows for our long-lived asset impairment testing, estimated discounted cash flows used for valuation of intangible assets and contingent consideration in business combinations, and estimated rates of return and discount rates related to our defined benefit pension plans. Actual results could differ from our estimates.

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

Inventories: We state our inventories at the lower of cost or market. We determine cost using the first-in, first-out (FIFO) method, which approximates current replacement cost. We value our work in process at the actual production and engineering costs incurred to date, including applicable overhead. For contracts with the U.S. government our work in process also includes general and administrative costs. Any inventoried costs in excess of estimated realizable value are immediately charged to cost of sales. We include qualifying contract costs allocable to units-of-delivery contracts as inventory. We receive performance-based payments and progress payments associated with certain of these contracts based on the billing terms in the underlying contracts. Pursuant to contract provisions, agencies of the U.S. government and certain other customers have title to, or security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. Contract advances, performance-based payments and progress payments received are recorded as an offset against the related inventory balances for contracts that use the units-of-delivery method to recognize revenue. This determination is performed on a contract by contract basis. Any amount of payments received in excess of the cumulative amount of accounts receivable and inventoried costs for a contract is classified as customer advances, which is a liability on the balance sheet.

Long-term capitalized contract costs: Long-term capitalized contract costs include costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition does not begin until the customers begin operating the systems. Once operation of the systems commence, the capitalized costs are recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts.

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

Goodwill and Purchased Intangibles: We evaluate goodwill for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. The test is performed by comparing the fair value of each of our reporting units, which are consistent with our operating segments, to its carrying value, including recorded goodwill. If the carrying value exceeds the fair value, we measure impairment by comparing the implied fair value of goodwill to its carrying value, and any impairment determined would be recorded in the current period. Our purchased intangible assets are subject to amortization. In cases that we determine that a pattern in which the intangible asset will be consumed can be reliably determined we use an amortization method that best matches that expected pattern. If we believe that such a pattern cannot be reliably determined, we use a straight-line method of amortization.

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2017, 2016 and 2015.

Recognizing assets acquired and liabilities assumed in a business combination: Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including income approaches such as present value techniques or cost approaches such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

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

Derivative Financial Instruments: All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in cost of sales. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in cost of sales, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, a change in fair value is immediately recognized in earnings. We formally document hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

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

Revenue Recognition: We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and products with C4ISR capabilities. We also generate revenue from services we provide such as specialized military training exercises, including live, virtual and constructive training exercises and support, and we operate and maintain fare systems for mass transit customers. We classify sales as products or services in our Consolidated Statements of Operations based on the attributes of the underlying contracts.

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

For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain units of accounting, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases the allocation of arrangement consideration to the up-front deliverables is limited, in some cases to zero, and revenue is reduced, in some cases to zero for the delivery of up-front units of accounting. In such situations, if the costs associated with the delivered item exceed the amount of allocable arrangement consideration, we defer the direct and incremental costs associated with the delivered item that are in excess of the allocated arrangement consideration as capitalized contract costs. We assess recoverability of these costs by comparing the recorded asset to the deferred revenue in excess of the transaction price allocated to the remaining deliverables in the arrangement. Capitalized contract costs are subsequently recognized in income in a manner that is consistent with the revenue recognition pattern for the arrangement as a whole. If no pattern of revenue recognition can be reasonably predicted for the arrangement, the capitalized costs are amortized on a straight-line basis.

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

We make provisions in the current period to fully recognize any anticipated losses on contracts, other than non-U.S. government service contracts. If we receive cash on a contract prior to revenue recognition, and for contracts that are accounted for on a units-of-delivery method, that is in excess of inventoried costs, we classify it as a customer advance on the balance sheet.

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

Stock-Based Compensation: Restricted stock units (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date if vesting occurs. RSUs granted to date have either time-based vesting or performance-based vesting. Compensation expense for all RSUs is measured at fair value at the grant date and recognized based upon the number of RSUs that ultimately vest. We determine the fair value of RSUs based on the closing market price of our common stock on the grant date. The grant date of the performance-based RSUs takes place when the grant is authorized and the specific achievement goals are communicated.

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

Income Taxes: Our provision for income taxes includes federal, state, local and foreign income taxes. We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized. Tax law and rate changes are reflected in income in the period such changes are enacted. We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the realization of the temporary differences. Beginning in the second quarter of fiscal year 2017 we began providing for U.S. deferred taxes on unremitted foreign earnings. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

Net Income (Loss) Per Share: Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the year ended September 30, 2017, the effect of 0.4 million shares of unvested restricted stock were excluded from diluted loss per share that would have been included if we had been in a net income position.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data):

	Year Ended September 30,
	2017	2016	2015
Net income (loss)	$(11,209)	$1,735	$22,885

Weighted average shares - basic	27,106	26,976	26,872
Effect of dilutive securities	—	64	66
Weighted average shares - diluted	27,106	27,040	26,938

Net income (loss) per share, basic	$(0.41)	$0.06	$0.85
Effect of dilutive securities	—	—	—
Net income (loss) per share, diluted	$(0.41)	$0.06	$0.85

Recent Accounting Pronouncements:

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

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the impact of the adoption of the new standard on our various revenue streams. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. We continue to analyze the impact of the new standard on our remaining revenue streams and, as the standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through fiscal year 2018.

In May 2015, the FASB issued Accounting Standards Update ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This guidance was adopted retrospectively in fiscal year 2017. The adoption did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for our annual year and first fiscal quarter beginning on October 1, 2017. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

Deltenna Ltd

In July 2017, we acquired all of the outstanding capital stock of Deltenna Ltd (Deltenna), a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. Deltenna designs and manufactures cutting-edge integrated wireless products including compact LTE base stations, broadband range extenders for areas of poor coverage and rugged antennas. The addition of Deltenna, headquartered in Chippenham, U.K., will enhance tactical communication and training capabilities of our CGD Systems businesses by effectively delivering high-capacity data networks within challenging and rigorous environments.

Deltenna’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$0.1	$—	$—
Operating loss	(0.2)	—	—
Net loss after taxes	(0.2)	—	—

Deltenna’s operating results above included the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$—	$—	$—
Acquisition-related expenses	0.2	—	—

The estimated acquisition-date fair value of consideration is $5.3 million, which is comprised of cash paid of $4.0 million plus the estimated fair value of contingent consideration of $1.3 million. Under the purchase agreement, we will pay the sellers up to $7.0 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of Deltenna was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$1.0
Technology	1.1
Other net assets acquired (liabilities assumed)	(0.3)
Net identifiable assets acquired	1.8
Goodwill	3.5
Net assets acquired	$5.3

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles as well as the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships used the excess earnings approach and the technology asset valuations used the relief from royalty approach.

The intangible assets are being amortized using straight-line methods based on the expected period of cash flows from the assets, over a weighted average useful life of eight years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Deltenna with our existing CGD Systems business, and strengthening our capability of developing and integrating products in our CGD Systems portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CGD Systems segment and is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Deltenna for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.3
2019	0.3
2020	0.3
2021	0.3
2022	0.3
Thereafter	0.6

Vocality

On November 30, 2016, we acquired all of the outstanding capital stock of Vocality International (Vocality), based in Shackleford, U.K., a provider of embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput. Vocality contributes to our C4ISR portfolio of products for our CGD Systems segment and expands our defense customer base. Vocality also sells its technology in the broadcast, oil and gas, mining, and maritime markets.

Vocality’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$1.5	$—	$—
Operating loss	(2.9)	—	—
Net loss after taxes	(2.6)	—	—

Vocality’s operating results above included the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$0.6	$—	$—
Acquisition-related expenses	1.6	—	—

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the year ended September 30, 2017 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses and results of operations above for fiscal year 2017.

The acquisition date fair value of consideration is $9.6 million, which is comprised of cash paid of $9.7 million plus additional held back consideration to be paid in the future estimated at $0.3 million, less the $0.4 million of cash paid to the seller recorded as compensation expense described above.

The acquisition of Vocality was paid for with funds from existing cash resources. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$2.1
Technology	2.4
Trade name	0.4
Inventory	1.7
Accounts payable and accrued expenses	(0.4)
Other net assets acquired (liabilities assumed)	(0.5)
Net identifiable assets acquired	5.7
Goodwill	3.9
Net assets acquired	$9.6

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Vocality for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.8
2019	0.7
2020	0.6
2021	0.6
2022	0.5
Thereafter	1.3

 GATR

On February 2, 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures expeditionary satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our CGD Systems segment and expands our customer base.

GATR’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$84.3	$43.1	$—
Operating income (loss)	1.9	(26.4)	—
Net income (loss) after taxes	1.4	(23.0)	—

GATR’s operating results above included the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$12.7	$9.7	$—
Gains (losses) for changes in fair value of contingent consideration	3.2	(0.7)	—
Acquisition-related expenses	0.6	22.0	—

GATR’s operating results for the year ended September 30, 2016 were significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of GATR, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense within general and administrative expenses during the year ended September 30, 2016 related to this matter. Of this $18.5 million amount, $15.4 million is not deductible for tax purposes.

The acquisition-date fair value of consideration is $220.5 million, which is comprised of cash paid of $236.1 million plus the fair value of contingent consideration of $2.5 million, less $18.1 million of cash paid to the seller that was recognized as expense in fiscal 2016. Under the purchase agreement, we will pay the sellers up to $7.5 million of contingent consideration if GATR meets certain gross profit goals for the 12 month periods ended February 28, 2017 and 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of GATR was paid for predominantly with the proceeds of borrowings on our revolving credit agreement in 2016. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GATR for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$11.1
2019	9.8
2020	8.3
2021	6.9
2022	5.6
Thereafter	7.6

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

TeraLogic’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$19.7	$14.2	$—
Operating loss	(1.8)	(2.9)	—
Net loss after taxes	(1.2)	(1.6)	—

TeraLogic’s operating results above included the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$3.5	$3.0	$—
Losses for changes in fair value of contingent consideration	(1.3)	(1.5)	—
Acquisition-related expenses	0.2	2.3	—

During the year ended September 30, 2016 we incurred a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition. This compensation expense is reflected in TeraLogic’s acquisition-related expenses and the results of TeraLogic’s operations above.

The acquisition-date fair value of consideration is $33.9 million, which is comprised of cash paid of $28.9 million plus the acquisition-date fair value of contingent consideration of $5.0 million. Under the purchase agreement, we will pay the sellers up to $9.0 million of contingent consideration. Of this amount, up to $6.0 million will be paid if TeraLogics meets certain revenue thresholds in fiscal years 2016, 2017 and 2018; and up to $3.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of TeraLogics for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$2.8
2019	2.1
2020	1.4
2021	0.8
2022	0.5
Thereafter	0.9

H4 Global

On November 4, 2015, we acquired all of the assets of H4 Global, a U.K.-based provider of simulation-based training solutions which complements our CGD Systems segment training portfolio.

H4 Global’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$3.3	$2.2	$—
Operating loss	(1.1)	(0.6)	—
Net loss after taxes	(0.9)	(0.4)	—

H4 Global’s operating results above included the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$0.1	$0.1	$—
Gains for changes in fair value of contingent consideration	—	0.4	—
Acquisition-related expenses	—	0.1	—

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

DTECH

On December 16, 2014 we acquired all of the outstanding capital stock of DTECH Labs, Inc. (DTECH). Based in Ashburn, Virginia, DTECH is a provider of modular networking and baseband communications equipment that adds networking capability to our secure communications business. This acquisition expands the portfolio of product offerings and the customer base of our CGD Systems segment.

DTECH’s sales and results of operations included in our operating results for the years ended September 30, 2017, 2016 and 2015 were as follows (in millions):

	September 30,
	2017	2016	2015
Sales	$39.0	$34.5	$45.8
Operating income (loss)	2.4	(3.0)	0.9
Net income (loss) after taxes	1.3	(2.1)	0.5

DTECH’s operating results above included $23.0 million and $14.2 million in intercompany sales for the years ended September 30, 2017 and 2016, respectively, as well as the following amounts for the years ended September 30, 2017, 2016 and 2015 (in millions):

	September 30,
	2017	2016	2015
Amortization	$6.8	$8.0	$9.2
Gains (losses) for changes in fair value of contingent consideration	2.0	0.5	(3.6)
Acquisition-related expenses	0.3	0.9	2.1

The cost of the acquisition was $99.5 million, adjusted by the difference between the net working capital acquired and the targeted working capital amounts and adjusted for other acquisition-related payments made upon closing, plus a contingent amount of up to $15.0 million based upon DTECH’s achievement of revenue and gross profit targets through fiscal year 2017. The acquisition-date fair value of the consideration was $99.4 million. The contingent consideration liability has been re-measured to fair value at each reporting date until the contingencies were resolved and changes in fair value have been recognized in earnings.

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

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of DTECH for fiscal years 2018 through 2021 is as follows (in millions):

Year Ended September 30,
2018	5.5
2019	4.1
2020	2.8
2021	1.5

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Deltenna, Vocality, GATR, TeraLogics, H4 Global and DTECH had been included in our consolidated results since October 1, 2015 (in millions):

	Year Ended
	September 30,
	2017	2016
Net sales	$1,487.5	$1,488.6

Net income (loss)	$(11.6)	$0.1

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

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include the Deltenna contingent consideration, a portion of the TeraLogics contingent consideration, the DTECH contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the September 30, 2017 valuations was 40% for Deltenna, 15% for TeraLogics and 15% for GATR. The volatility factor used in the September 30, 2016 valuations was 17% for TeraLogics, 18% for DTECH and 17% for GATR. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

As of September 30, 2017, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Deltenna	Total
Balance as of October 1, 2015	$7,507	$—	$—	$—	$—	$—	$7,507
Initial measurement recognized at acquisition	—	1,602	2,000	3,100	2,500	—	9,202
Cash paid to seller	(5,000)	—	(1,000)	—	—	—	(6,000)
Adjustment to the provisional acquisition date valuation	—	(616)	(100)	—	—	—	(716)
Total remeasurement (gain) loss recognized in earnings	(507)	(419)	500	1,000	700	—	1,274
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$—	$11,267
Initial measurement recognized at acquisition	—	—	—	—	—	1,328	1,328
Cash paid to seller	—	—	(1,000)	(2,500)	—	—	(3,500)
Adjustment to the provisional acquisition date valuation	—	—	—	—	—	—	—
Total remeasurement (gain) loss recognized in earnings	(2,000)	24	400	850	(3,200)	48	(3,878)
Balance as of September 30, 2017	$—	$591	$800	$2,450	$—	$1,376	$5,217

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,501	$—	$—	$8,501	$57,455	$—	$—	$57,455
Marketable securities	—	—	—	—	—	12,996	—	12,996
Current derivative assets	—	2,591	—	2,591	—	14,770	—	14,770
Noncurrent derivative assets	—	1,128	—	1,128	—	1,201	—	1,201
Total assets measured at fair value	$8,501	$3,719	$—	$12,220	$57,455	$28,967	$—	$86,422
Liabilities
Current derivative liabilities	—	3,456	—	3,456	—	13,752	—	13,752
Noncurrent derivative liabilities	—	1,128	—	1,128	—	1,334	—	1,334
Contingent consideration to seller of Deltenna	—	—	1,376	1,376	—	—	—	—
Contingent consideration to seller of GATR	—	—	—	—	—	—	3,200	3,200
Contingent consideration to seller of TeraLogics - contract extensions	—	—	800	800	—	—	1,400	1,400
Contingent consideration to seller of TeraLogics - revenue targets	—	—	2,450	2,450	—	—	4,100	4,100
Contingent consideration to seller of H4 Global	—	—	591	591	—	—	567	567
Contingent consideration to seller of DTECH	—	—	—	—	—	—	2,000	2,000
Total liabilities measured at fair value	$—	$4,584	$5,217	$9,801	$—	$15,086	$11,267	$26,353

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	September 30,	September 30,
	2017	2016
Fair value	$202.1	$210.0
Carrying value	$200.0	$201.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2017, 2016, or 2015 other than assets and liabilities acquired in business acquisitions.

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2017	2016

U.S. Government Contracts:
Amounts billed	$76,451	$66,668
Recoverable costs and accrued profits on progress completed--not billed	88,105	81,624
	164,556	148,292
Commercial Customers:
Amounts billed	119,041	79,955
Recoverable costs and accrued profits on progress completed--not billed	150,668	160,098
	269,709	240,053
	434,265	388,345
Less unbilled amounts not currently due--commercial customers	(17,457)	(20,926)
	$416,808	$367,419

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2018. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2017 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts.

NOTE 5—INVENTORIES

Significant components of inventories are as follows (in thousands):

	September 30,	September 30,
	2017	2016

Finished products	$4,369	$10,018
Work in process and inventoried costs under long-term contracts	84,131	62,570
Materials and purchased parts	10,163	12,102
Customer advances	(10,948)	(18,328)
Net inventories	$87,715	$66,362

At September 30, 2017, work in process and inventoried costs under long-term contracts includes approximately $4.3 million in costs incurred outside the scope of work or in advance of a contract award, compared to $0.7 million as of September 30, 2016. We believe it is probable that we will recover the costs inventoried at September 30, 2017, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2017 and 2016 were $2.5 million and $2.3 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2017	2016

Land and land improvements	$16,139	$16,711
Buildings and improvements	52,625	51,113
Machinery and other equipment	75,540	70,547
Software	62,297	51,191
Leasehold improvements	17,007	13,266
Construction and internal-use software development in progress	23,156	8,150
Accumulated depreciation and amortization	(133,078)	(114,662)
	$113,686	$96,316

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations.

Costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that are types of costs that do not meet the capitalization requirements, are expensed as incurred. Amounts capitalized are included in property, plant and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to seven years. No amortization expense is recorded until the software is ready for its intended use.

Through September 30, 2017 we have incurred costs of $113.3 million related to the purchase and development of our ERP system, including $40.6 million, $45.2 million, and $27.5 million of costs incurred during fiscal years 2017, 2016 and 2015, respectively. We have capitalized $16.7 million, $20.3 million, and $16.0 million of qualifying software development costs as internal-use software development in progress during fiscal years 2017, 2016, and 2015, respectively. We have recognized expense for $23.9 million, $24.9 million, and $11.5 million of these costs in fiscal years 2017, 2016, and 2015, respectively, for costs that did not qualify for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements and software amounted to $18.1 million, $11.4 million and $10.1 million in 2017, 2016 and 2015, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment and software other than our ERP system over estimated useful lives ranging from 5 to 10 years.

NOTE 7—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2017 are as follows (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Net balances at October 1, 2015	$55,974	$87,575	$94,350	$237,899
Acquisitions (see Note 2)	—	175,150	—	175,150
Foreign currency exchange rate changes	(6,344)	241	—	(6,103)
Net balances at September 30, 2016	49,630	262,966	94,350	406,946
Acquisitions	—	5,885	—	5,885
Foreign currency exchange rate changes	1,240	1,841	—	3,081
Net balances at September 30, 2017	$50,870	$270,692	$94,350	$415,912

The components of the net goodwill balances at September 30, 2017 are as follows (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total

Goodwill	$50,870	$270,692	$145,215	$466,777
Accumulated impairment charges	—	—	(50,865)	(50,865)
Net balances	$50,870	$270,692	$94,350	$415,912

We complete our annual goodwill impairment test each year as of July 1. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations and based upon market multiples from publicly traded comparable companies. For our 2017 impairment test, the estimated fair value of all three of our reporting units exceeded their respective carrying values. As such, there was no impairment of goodwill in 2017. The estimated fair value for our Transportation Systems reporting unit exceeded its carrying value by over 100%, while the estimated fair values of our CGD Systems and CGD Services reporting units each exceeded their carrying values by over 10%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past seven years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Assumptions used in our discounted cash flow approach for our CGD Systems reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. Although we believe our underlying assumptions supporting these assessments are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform interim analyses in 2018 that could expose us to material impairment charges in the future.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2017			September 30, 2016
				Gross
	Gross Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Contract and program intangibles	$214,215	$(151,422)	$62,793	$209,511	$(123,645)	$85,866
Other purchased intangibles	61,580	(25,878)	35,702	57,463	(19,926)	37,537
Total	$275,795	$(177,300)	$98,495	$266,974	$(143,571)	$123,403

Total amortization expense for 2017, 2016 and 2015 was $33.0 million, $34.1 million and $27.6 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2017, for each of the next five years and thereafter (in thousands):

		Cubic Global	Cubic Global
	Transportation	Defense	Defense
	Systems	Systems	Services	Total
2018	$4,944	$21,009	$2,075	$28,028
2019	2,886	17,291	1,434	21,611
2020	947	13,529	790	15,266
2021	698	10,075	707	11,480
2022	598	6,912	707	8,217
Thereafter	297	10,673	2,923	13,893
	$10,370	$79,489	$8,636	$98,495

NOTE 8—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2017	2016

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$50,000
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	50,000
Series C senior unsecured notes payable to a group of insurance companies, interest fixed at 3.70%	25,000	25,000
Series D senior unsecured notes payable to a group of insurance companies, interest fixed at 3.93%	75,000	75,000
Mortgage note from a U.K. financial institution, with quarterly installments of principal and interest at 6.48%	—	1,012
	200,000	201,012
Less unamortized debt issuance costs	(239)	(271)
Less current portion	—	(450)
	$199,761	$200,291

Maturities of long-term debt for each of the five years in the period ending September 30, 2022, are as follows: 2018 — $0.0 million; 2019 — $0.0 million; 2020 — $10.7 million; 2021 — $35.7 million; 2022 — $35.7 million

Interest paid amounted to $14.8 million, $11.0 million and $4.8 million in 2017, 2016 and 2015, respectively.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At September 30, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.24%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At September 30, 2017, the Company’s total debt issuance costs have an unamortized balance of $2.8 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2017, there were borrowings totaling $55.0 million under this agreement and there were letters of credit outstanding totaling $81.3 million, which reduce the available line of credit to $263.7 million. The $81.3 million of letters of credit includes both financial letters of credit and performance guarantees.

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

Our revolving credit agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. At March 31, 2017 we did not maintain the required leverage ratio. Therefore in May 2017 certain terms and conditions of the revolving credit agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2017 was $8.4 million and is classified as restricted cash in our Consolidated Balance Sheets.

As of September 30, 2017, we had letters of credit and bank guarantees outstanding totaling $94.5 million, which includes the $81.3 million of letters of credit on the Revolving Credit Agreement above and $13.2 million of letters of credit issued under other facilities. The total of $94.5 million of letters of credit and bank guarantees includes $77.4 million that guarantees either our performance or customer advances under certain contracts, and financial letters of credit of $17.1 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary. At September 30, 2017, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2017, these agreements have no restrictions on distributions to shareholders.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $7.6 million and $8.2 million as of September 30, 2017 and 2016, respectively.

NOTE 9—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2030. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.2 million in 2017, $0.3 million in 2016 and $0.3 million in 2015) for all operating leases amounted to $13.6 million, $12.7 million and $11.9 million in 2017, 2016 and 2015, respectively. Future minimum payments, net of minimum sublease income, under non-cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2017 (in thousands):

2018	$12,806
2019	10,211
2020	7,998
2021	7,396
2022	4,781
Thereafter	11,273
$54,465

NOTE 10—INCOME TAXES

Income (loss) before income taxes includes the following components (in thousands):

Years ended September 30,	2017	2016	2015
	(in thousands)
United States	$(55,634)	$(57,176)	$(18,712)
Foreign	59,484	49,699	90,623
Total	$3,850	$(7,477)	$71,911

Significant components of the provision for income taxes are as follows:

Years ended September 30,	2017	2016	2015
	(in thousands)
Current:
Federal	$(4,330)	$2,469	$(2,433)
State	816	(231)	723
Foreign	13,869	8,249	20,266
Total current	10,355	10,487	18,556

Deferred:
Federal	2,839	(15,614)	24,112
State	710	(4,365)	5,710
Foreign	1,155	280	619
Total deferred	4,704	(19,699)	30,441
Provision for income taxes	$15,059	$(9,212)	$48,997

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2017	2016	2015
	(in thousands)

Tax expense at U.S. statutory rate	$1,349	$(2,616)	$25,169
State income taxes, net of federal tax effect	(489)	(1,199)	(34)
Nondeductible expenses (1)	54	7,828	1,555
Change in reserve for tax contingencies	(4,588)	1,320	(1,192)
Change in deferred tax asset valuation allowance (2)	12,647	(9,228)	37,589
Foreign income taxed at less than statutory rate (3)	9,122	(2,999)	(11,924)
Research and development credits (4)	(3,461)	(2,542)	(2,248)
Other	425	224	82
Provision for income taxes	$15,059	$(9,212)	$48,997

(1) In 2016, we recorded $6.3 million of tax expense related to nondeductible acquisition-related compensation expenses.

(2) In 2017, we recorded $13.1 million of tax expense related to an increase in the valuation allowance related to tax credit carryforwards generated in the current year. In 2016, we recorded a net tax benefit primarily related to a business combination in which we acquired significant U.S. deferred tax liabilities as well as a utilization and subsequent release of the deferred tax valuation allowance in Australia. In 2015, we recorded a full valuation allowance on U.S. net deferred tax assets with a charge to expense of $35.8 million.

(3) In 2017, we provided for deferred taxes on all unremitted foreign earnings, as the earnings are no longer considered permanently reinvested resulting in a charge of $9.5 million.

(4) In both 2016 and 2015, we recorded tax benefits of $1.0 million and $1.2 million, respectively, related to the reinstatement of the research and development tax credit.

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2017	2016
	(in thousands)

Deferred tax assets:
Accrued employee benefits	$18,747	$15,133
Long-term contracts and inventory valuation reductions	14,490	12,697
Allowances for loss contingencies	6,038	5,754
Deferred compensation	4,830	4,369
Retirement benefits	6,214	12,282
Tax credit carryforwards	31,161	16,512
Net operating losses carryforwards	3,968	12,713
Other	2,652	2,796
Total gross deferred tax assets	88,100	82,256
Valuation allowance	(58,837)	(47,887)
Total deferred tax assets	29,263	34,369

Deferred tax liabilities:
Deferred revenue	(15,085)	(19,952)
Unremitted foreign earnings	(11,910)	(2,347)
Property, plant and equipment	(2,081)	(33)
Intangible assets	(8,176)	(12,894)
Foreign currency mark-to-market	—	(191)
Other	(212)	(740)
Total deferred tax liabilities	(37,464)	(36,157)
Net deferred tax liability	$(8,201)	$(1,788)

The deferred tax assets and liabilities for fiscal 2017 and 2016 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2017 includes changes that are recorded to other comprehensive income (loss) and Goodwill.

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

At September 30, 2017, we have federal and state income tax credit carryforwards of $21.9 million and $20.5 million, respectively, which will expire at various dates beginning in 2027. Such credit carryforwards (in thousands) expire as follows:

U.S. foreign tax credits	$15,567	2027
U.S. research and development tax credits	6,303	2035-2037
State research and development tax credits	20,486	Do not expire

We have federal, state and foreign net operating losses (in thousands) which expire as follows:

U.S. net operating loss carryforwards	$—	—
State net operating loss carryforwards	42,885	2020-2037
Foreign net operating loss carryforwards	10,903	Do not expire

During 2015, we evaluated our net U.S. deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, and concluded that a valuation allowance was required. After consideration of our recent history of U.S. losses, we continue to maintain a valuation allowance on net U.S. deferred tax assets as of September 30, 2017.

As of September 30, 2017, a total valuation allowance of $58.8 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign assets. For fiscal 2017, the valuation allowance was increased by $11.0 million, of which $12.7 million was recorded as a net tax expense in our Consolidated Statement of Operations, offset by amounts recorded through other comprehensive income (loss) related to retirement benefits.

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

We provide for U.S. income taxes on the earnings of foreign subsidiaries which are not considered indefinitely reinvested outside the U.S. Deferred income taxes, net of foreign tax credits, are provided for foreign earnings available for distribution. As of September 30, 2017, we have recorded a deferred tax liability of $11.9 million related to future taxes on our unremitted foreign earnings.

Accounting for Uncertainty in Income Taxes

During fiscal 2017 and 2016, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Years ended September 30,	2017	2016
	(in thousands)

Balance at beginning of year	$16,932	$12,619
Additions (reductions) for tax positions taken in prior years:	399	3,641
Recognition of benefits from expiration of statutes	(26)	(359)
Recognition of benefits from open years effectively settled	(5,359)	—
Additions for tax positions related to the current year	1,302	986
Additions for tax positions related to current year acquisitions	—	45
Balance at end of year	$13,248	$16,932

At September 30, 2017 and 2016, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.7 million and $7.5 million, respectively. During fiscal year 2018, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to approximately $2.9 million of the unrecognized tax benefits depending on the timing of examinations or expiration of statute of limitations, either because our tax positions are sustained or because we agree to the disallowance and pay the related income tax. We recognize interest and/or penalties related to income tax matters in income tax expense. The amount of net interest and penalties recognized as a component of income tax expense during 2017, 2016 and 2015 was not material. Interest and penalties accrued at September 30, 2017 and 2016 amounted to $0.9 million and $1.6 million, respectively, bringing the total net liability for uncertain tax issues to $12.0 million and $15.5 million, respectively, as of September 30, 2017 and 2016.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2017, the fiscal years open under the statute of limitations in significant jurisdictions include 2013 through 2017 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $1.6 million, $14.2 million and $15.2 million in 2017, 2016 and 2015, respectively.

NOTE 11—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency exchange forwards for periods typically up to three years. We do not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of a change in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. If a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or non-current assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the item being hedged.

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2017 and 2016 (in thousands):

	Notional Principal
	September 30, 2017	September 30, 2016
Instruments designated as accounting hedges:
Foreign currency forwards	$125,486	$158,664

Instruments not designated as accounting hedges:
Foreign currency forwards	$35,117	$115,070

Included in the amounts not designated as accounting hedges at September 30, 2017 and 2016 were foreign currency forwards with notional principal amounts of $18.5 million and $78.4 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.1 million and unrealized gains of $8.2 million were recognized in other income (expense), net for the fiscal years ended September 30, 2017 and 2016, respectively, related to foreign currency forward contracts not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2017 and 2016. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of September 30, 2017 or 2016.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheets as of September 30, 2017 and 2016 (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2017	September 30, 2016
Asset derivatives:
Foreign currency forwards	Other current assets	$2,591	$14,769
Foreign currency forwards	Other noncurrent assets	1,128	1,201
		$3,719	$15,970
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,456	$13,752
Foreign currency forwards	Other noncurrent liabilities	1,128	1,333
Total		$4,584	$15,085

The tables below present gains and losses recognized in other comprehensive income (loss) for the years ended September 30, 2017 and 2016 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Years ended September 30,	2017		2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(2,200)	$551	$(806)	$1,522

Unrealized gains of $0.1 million and unrealized losses of $0.1 million from derivative instruments and hedging activities classified as not highly effective were recognized in other income (expense), net for the years ended September 30, 2017 or 2016, respectively. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.6 million, net of income taxes.

NOTE 12—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Consolidated Balance Sheets and totaled $11.4 million and $10.6 million at September 30, 2017 and 2016, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of September 30, 2017 and 2016 were $5.3 million and $3.6 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Consolidated Statements of Operations.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require us to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, we match a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $14.3 million, $15.6 million and $14.2 million in 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

We sponsor a noncompensatory Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Annual employee contributions are limited to $25,000, are voluntary, and made through a bi-weekly payroll deduction.

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

During fiscal year 2016, we partially settled our remaining obligations associated with the U.S. plan. The plan offered certain retired, vested participants the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution was paid out from plan assets in September 2016 and resulted in a settlement loss of $2.7 million, which is recorded in other non-operating expense for the year ended September 30, 2016.

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2017, we expect to make contributions of approximately $5.1 million in 2018. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2017 and expected to be recognized in net pension cost during fiscal 2018 is a loss of $2.7 million ($2.1 million net of income tax). The unrecognized actuarial gain was $10.1 million in fiscal year 2017, which was primarily driven by an increase in discount rates used in the calculation of the net benefit obligation, changes in mortality assumptions, and higher investment returns on plan assets. No plan assets are expected to be returned to us in 2018.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans were as follows (in thousands):

September 30,	2017	2016

Projected benefit obligation	$235,097	$241,117
Accumulated benefit obligation	235,097	241,117
Fair value of plan assets	209,722	194,253

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2017	2016
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$241,117	$227,527
Service cost	617	595
Interest cost	7,091	8,972
Actuarial (gain) loss	(10,082)	41,583
Gross benefits paid	(7,549)	(8,365)
Settlements	—	(10,424)
Foreign currency exchange rate changes	3,903	(18,771)
Net benefit obligation at the end of the year	235,097	241,117

Change in plan assets:
Fair value of plan assets at the beginning of the year	194,253	201,502
Actual return on plan assets	14,915	23,775
Employer contributions	5,354	4,271
Gross benefits paid	(7,549)	(8,365)
Settlements	—	(10,424)
PBGC Premium paid	(348)	(362)
Administrative expenses	(547)	(925)
Foreign currency exchange rate changes	3,644	(15,219)
Fair value of plan assets at the end of the year	209,722	194,253

Unfunded status of the plans	(25,375)	(46,864)
Unrecognized net actuarial loss	58,572	72,909
Net amount recognized	$33,197	$26,045

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(58,572)	$(72,909)
Deferred tax asset	15,033	19,236
Valuation allowance on deferred tax asset	(2,107)	(5,153)
Accumulated other comprehensive loss	$(45,646)	$(58,826)

The components of net periodic pension cost (benefit) were as follows (in thousands):

	September 30,
	2017	2016	2015
Service cost	$617	$595	$670
Interest cost	7,091	8,972	9,073
Expected return on plan assets	(12,928)	(13,182)	(13,835)
Amortization of actuarial loss	3,700	1,869	705
Settlement loss	—	2,671	—
Administrative expenses	474	177	163
Net pension cost (benefit)	$(1,046)	$1,102	$(3,224)

Years ended September 30,	2017	2016	2015
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	3.3%	3.0%	4.1%
Rate of compensation increase	3.2%	3.1%	3.1%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	3.0%	4.1%	4.2%
Expected return on plan assets	6.8%	6.8%	6.9%
Rate of compensation increase	3.1%	3.1%	3.2%

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

The target ranges for each major category of the plans’ assets at September 30, 2017 are as follows:

Allocation
Asset Category	Range
Equity securities	20% to 55%
Debt securities	25% to 75%
Cash	0% to 55%
Real estate	0% to 10%

Our defined benefit pension plans invest in cash and cash equivalents, equity securities, fixed income securities, pooled separate accounts and common collective trusts. Our plans also invest in diversified growth funds that hold underlying investments in equities, fixed-income securities, commodities, and real estate. The following table presents the fair value of the assets of our defined benefit pension plans by asset category and their level within the fair value hierarchy (in thousands). See Note 3 for a description of each level within the fair value hierarchy.

All assets measured at the net asset value (NAV) practical expedient in the table below are invested in pooled separate accounts or common collective trusts which do not have publicly quoted prices. The fair value of the pooled separate accounts and common collective trusts are determined based on the net asset value of the underlying investments. The fair value of the underlying investments held by the pooled separate accounts and common collective trusts, other than real estate investments, is generally based upon quoted prices in active markets. The fair value of the underlying investments comprised of real estate properties is determined through an appraisal process which uses valuation methodologies including comparisons to similar real estate and discounting of income streams.

	September 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan assets held at fair value:
Cash equivalents	$2,665	$—	$—	$2,665	$3,071	$—	$—	$3,071

Plan assets held at net asset value practical expedient*:
Equity Funds				101,433				83,877
Fixed Income Funds				84,188				72,219
Diversifies Growth Funds				16,646				27,525
Real Estate Funds				4,790				7,561
Total assets held at net asset value practical expedient:				$207,057				$191,182

Total Plan Assets				$209,722				$194,253

* Plan assets measured at fair value using NAV (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2017 and 2016.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2018	$8,330
2019	8,753
2020	9,148
2021	9,358
2022	9,543
2022-2026	50,890

NOTE 13—STOCKHOLDERS’ EQUITY

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through September 30, 2017, the Compensation Committee has granted 924,605 RSUs with time-based vesting and 993,298 RSUs with performance-based vesting under this program.

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

Through September 30, 2017, Cubic has granted 1,917,903 RSUs of which 451,608 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At September 30, 2017, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 417,882.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at October 1, 2015	759,902	$47.24
Granted	471,627	43.72
Vested	(130,678)	46.94
Forfeited	(211,722)	44.86
Unvested at September 30, 2016	889,129	45.98
Granted	395,913	46.20
Vested	(158,243)	46.15
Forfeited	(81,612)	48.32
Unvested at September 30, 2017	1,045,187	$45.86

As of September 30, 2017, approximately 698,129 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2017, 123,237 RSUs vested.

NOTE 14—STOCK-BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards of $5.3 million for the year ended September 30, 2017, which was comprised of the following (in thousands):

Cost of sales	$500
Selling, general and administrative	4,769
$5,269

As of September 30, 2017, there was $32.2 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $19.1 million. This amount is expected to be recognized over a weighted-average period of 1.8 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2017. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

NOTE 15—LEGAL MATTERS

In October 2014, a lawsuit was filed in the United States District Court, Northern District of Illinois against us and one of our transit customers alleging infringement of various patents held by the plaintiff, seeking judgment that we have infringed on plaintiff’s patents; regular and treble damages; requiring an accounting of sales, profits, royalties and damages owed plaintiffs; pre and post judgment interest; an award of costs, fees and expenses, an injunction prohibiting the continuing infringement of the patents; and any other relief the court deems just and equitable. We are vigorously defending the lawsuit. We are also undertaking defense of our customer in this matter pursuant to our contractual obligations to that customer. The court made several rulings in our favor concerning the validity of the plaintiff’s patents at issue. The plaintiff appealed those rulings and the Federal Circuit Court of Appeals upheld the District Court’s rulings. While these are favorable ruling for us, the case has yet to be dismissed as the plaintiff evaluates its legal options. Accordingly, we cannot estimate the probability of loss or any range of estimate of possible loss at this time.

We are not a party to any other material pending proceedings and we consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have three primary business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Services (CGD Services) and Cubic Global Defense Systems (CGD Systems). CTS designs, produces, installs and services electronic revenue collection systems for mass transit projects, including railways and buses. CGD Services provides training, operations, intelligence, maintenance, technical and other services to the U.S. government and allied nations. CGD Systems performs work under U.S. and foreign government contracts relating to electronic defense systems and equipment. CGD Systems products include customized military range instrumentation, laser based training systems, and virtual simulation systems. In 2016 we formalized the structure of our Cubic Mission Solutions (CMS) business unit within our CGD Systems operating segment. CMS combines and integrates our command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and secure communications operations. Following the formalization of the structure of our CMS business, our chief executive officer began receiving reports of our business activities in multiple different formats and began to use the results of the CMS business activities for certain aspects of resource allocation decisions and performance assessments. However, based upon our September 30, 2017 assessment of our operating segments and reportable segments we have concluded based upon factors such as the nature of the business activities and customers, and the nature of information presented to our Board of Directors, that CMS is not an operating segment. In the first quarter of fiscal 2018 additional aspects of resource allocation and performance assessment are expected to be made at the CMS level and we anticipate that CMS will become an operating segment in the first quarter of fiscal 2018.

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

Business segment financial data is as follows (in millions):

	Year Ended
	September 30,
	2017	2016	2015
Sales:
Cubic Transportation Systems	$578.6	$586.4	$566.8
Cubic Global Defense Systems	529.1	484.2	462.1
Cubic Global Defense Services	378.2	391.1	402.1
Total sales	$1,485.9	$1,461.7	$1,431.0

Operating income (loss):
Cubic Transportation Systems	$39.8	$57.5	$75.9
Cubic Global Defense Systems	18.8	(17.1)	18.4
Cubic Global Defense Services	6.7	11.2	6.6
Unallocated corporate expenses	(47.8)	(44.4)	(25.5)
Total operating income	$17.5	$7.2	$75.4

Assets:
Cubic Transportation Systems	$335.1	$338.2	$410.0
Cubic Global Defense Systems	670.6	616.2	341.2
Cubic Global Defense Services	179.4	191.2	200.7
Corporate	151.2	359.1	348.4
Total assets	$1,336.3	$1,504.7	$1,300.3

Depreciation and amortization:
Cubic Transportation Systems	$8.8	$8.2	$10.8
Cubic Global Defense Systems	32.9	28.7	17.1
Cubic Global Defense Services	3.1	5.2	8.5
Corporate	6.3	3.4	1.3
Total depreciation and amortization	$51.1	$45.5	$37.7

Capital expenditures:
Cubic Transportation Systems	$6.9	$2.2	$2.0
Cubic Global Defense Systems	7.6	8.9	0.6
Corporate	22.4	21.0	19.6
Total expenditures for long-lived assets	$36.9	$32.1	$22.2

Years ended September 30,	2017	2016	2015

Geographic Information:
Sales (a):
United States	$867.4	$827.0	$765.0
United Kingdom	219.4	243.0	282.4
Canada	31.5	44.6	17.6
Australia	175.6	154.0	164.6
Middle East	64.8	71.0	67.7
Far East	66.9	57.4	55.3
Other	60.3	64.7	78.4
Total sales	$1,485.9	$1,461.7	$1,431.0

(a)	Sales are attributed to countries or regions based on the location of customers.

Years ended September 30,	2017	2016	2015
Long-lived assets, net:
United States	$101.0	$86.3	$65.8
United Kingdom	11.7	5.3	8.6
Other foreign countries	7.3	9.4	4.3
Total long-lived assets, net	$120.0	$101.0	$78.7

CGD Services and CGD Systems segment sales include $705.5 million, $657.9 million and $670.0 million in 2017, 2016 and 2015, respectively, of sales to U.S. government agencies. CTS segment sales include $147.3 million, $156.3 million and $183.2 million in 2017, 2016 and 2015, respectively, of sales under various contracts with our customer, Transport for London. No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $0.1 million, $2.8 million and $14.5 million in 2017, 2016 and 2015, respectively. These adjustments decreased net income by approximately $0.3 million ($0.01 per share), $1.6 million ($0.06 per share) and $8.0 million ($0.30 per share) in 2017, 2016 and 2015, respectively.

Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis. However, one of our legacy transportation systems service contracts that terminated in late fiscal 2015 contained annual system usage incentive which were based upon system usage compared to annual baseline amounts. For this contract the annual system usage incentives were not considered fixed or determinable until the end of the contract year for which the incentives are measured, which fell within the second quarter of our fiscal year. During the second quarter of fiscal year ended September 30, 2015, we recognized sales of $9.3 million related to annual system usage incentives on this transportation systems contract. In August 2015 we completed this contract and recognized an additional $3.1 million related to the final amount of system usage incentives. The recognition of these system usage incentives resulted in additional operating income of the same amounts in these respective periods. Upon completion of this contract we entered into a new service contract with this customer that is structured differently than the contract that completed in August 2015; the new contract does not have any significant system usage incentives.

In fiscal years 2017, 2016, and 2015 we conducted a number of restructuring initiatives. In 2017 we incurred $2.5 million of charges for restructuring efforts which included $1.0 million of unallocated corporate expenses incurred to increase the centralization and efficiency of our manufacturing processes, and $0.9 million of restructuring charges incurred by our CGD Systems businesses related to the elimination of a level of management in CGD Systems simulator business.

In 2016, we incurred $1.9 million of charges related to restructuring. In fiscal 2016 our CGD-Systems and CGD-Services segments incurred restructuring costs in connection with the formalization of our CMS business division described above. CGD-Systems and CGD Services incurred cumulative restructuring charges of $0.9 million in connection with this initiative. In addition, during fiscal 2016, our CTS business implemented a restructuring plan to reduce headcount by approximately 20 in order to rebalance our resources with work levels. CTS incurred resulting restructuring charges of $1.0 million in connection with this initiative.

In 2015, we incurred $6.3 million of charges related to restructuring our defense services and defense systems businesses into a single organization to better align our defense business organizational structure with customer requirements, increase operational efficiencies and improve collaboration and innovation across the company. CGD Systems and CGD Services incurred restructuring charges of $4.6 million and $0.6 million, respectively, in connection with these restructuring activities. In addition, CTS incurred $0.6 million of restructuring costs and we incurred $0.5 million of unallocated corporate expenses related to various restructuring activities.

Restructuring charges incurred by business segment were as follows (in millions):

	Year Ended
	September 30,
	2017	2016	2015

Restructuring costs:
Cubic Transportation Systems	$0.4	$1.0	$0.6
Cubic Global Defense Systems	0.9	0.3	4.6
Cubic Global Defense Services	0.2	0.6	0.6
Unallocated corporate expenses and other	1.0	—	0.5
Total restructuring costs	$2.5	$1.9	$6.3

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Employee Separation
Balance as of October 1, 2015	$1,893
Accrued costs	1,852
Cash payments	(3,096)
Balance as of September 30, 2016	649
Accrued costs	2,468
Cash payments	(2,142)
Balance as of September 30, 2017	$975

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred. The total costs of each of the restructuring plans described above are not expected to be significantly greater than the charges incurred to date.

During fiscal year 2017 our CGD Systems segment made a $2.7 million loan to a private company in the U.S. that develops technologies for aircraft systems. CGD Systems also obtained warrants in the company in connection with the debt financing. Both the note receivable and warrants are classified as non-current assets on our Balance Sheet. The note receivable is held at amortized cost and the warrants are held at their historical cost. On a quarterly basis we consider whether any portion of the value of the warrants or note receivable may have been impaired. In fiscal 2017 we recognized an impairment loss of $0.2 million on the warrants based upon the estimated decrease in the fair value of this private company. If the private company that we financed does not successfully develop or commercialize its technologies, we could be required to recognize further impairments in the future.

NOTE 17—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2017 and 2016:

					Year
	Three Months Ended				Ended
Fiscal 2017	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$445,606	$361,869	$343,709	$334,677	$1,485,861
Operating income (loss)	25,384	(1,697)	(2,072)	(4,101)	17,514
Net income (loss)	13,155	(21,957)	461	(2,868)	(11,209)
Net income (loss) per share, basic	0.49	(0.81)	0.02	(0.11)	(0.41)
Net income (loss) per share, diluted	0.49	(0.81)	0.02	(0.11)	(0.41)

					Year
	Three Months Ended				Ended
Fiscal 2016	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$406,588	$375,240	$366,024	$313,813	$1,461,665
Operating income (loss)	10,488	13,893	(9,086)	(8,077)	7,218
Net income (loss)	(7,493)	4,498	10,144	(5,414)	1,735
Net income (loss) per share, basic	(0.29)	0.17	0.38	(0.20)	0.06
Net income (loss) per share, diluted	(0.29)	0.17	0.38	(0.20)	0.06

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by approximately $4.6 million in the three months ended September 30, 2017 and increased operating income by approximately $1.3 million in the three months ended September 30, 2016. These adjustments decreased net income by approximately $2.9 million ($0.11 per share) in the three months ended September 30, 2017 and increased net income by approximately $0.9 million ($0.03 per share) in the three months ended September 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cubic Corporation at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cubic Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 20, 2017

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2017, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We do, however, anticipate that there will be such changes in the first quarter of fiscal 2018 related to the transition of certain of our businesses to our enterprise resource planning (ERP) system. During the third quarter of fiscal 2016, we began the implementation of a new ERP system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American CGD Systems subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. We have accordingly in fiscal 2017 modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2018, beginning with the transition of our transportation businesses in the first quarter of fiscal 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal 2017 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Item 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cubic Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cubic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cubic Corporation as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2017 and our report dated November 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

November 20, 2017

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

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
10.3*

Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2016, file No. 001-08931, Exhibit 10.1.

10.4*

Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2016, file No. 001-08931, Exhibit 10.2.

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

10.10*

Letter Agreement regarding director compensation, dated September 1, 2015, by and between Cubic Corporation and Janice M. Hamby. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.10.

10.11*†

Separation Agreement, dated June 13, 2016, by and between Cubic Corporation and William J. Toti. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2016, file No. 001-08931, Exhibit 10.1.

10.12*

Employment Transition Agreement, dated July 11, 2017, by and between Cubic Corporation and John D. Thomas. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2017, file No. 001-08931, Exhibit 10.1.

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

10.22

First Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among Cubic Corporation, JP Morgan Chase Bank NA (as administrative agent) and the other lenders party thereto. Incorporated by reference to From 10-Q for the quarter ended March 31, 2017, file No. 001-08931, Exhibit 10.1.

10.23

First Amendment of Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 4, 2017, by and among Cubic Corporation, PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2017, file No. 001-08931, Exhibit 10.2.

10.24*	Employment Offer Letter, dated June 7, 2017, by and between Cubic Corporation and Anshooman Aga.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

† Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/20/17	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/20/17	/s/ Bradley H. Feldmann	11/20/17	/s/ Walter C. Zable
Date	BRADLEY H. FELDMANN,	Date	WALTER C. ZABLE,
	President and		Chairman of the Board of
	Chief Executive Officer, Director		Directors
(Principal Executive Officer)

11/20/17	/s/ Anshooman Aga	11/20/17	/s/ Mark A. Harrison
Date	ANSHOOMAN AGA,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

11/20/17	/s/ Bruce G. Blakley	11/20/17	/s/ Janice M. Hamby
Date	BRUCE G. BLAKLEY,	Date	JANICE M. HAMBY,
	Director		Director

11/20/17	/s/ Edwin A. Guiles	11/20/17	/s/ Steven J. Norris
Date	EDWIN A. GUILES,	Date	STEVEN J. NORRIS,
	Director		Director

11/20/17	/s/ Maureen Breakiron-Evans	11/20/17	/s/ John H. Warner
Date	MAUREEN BREAKIRON-EVANS,	Date	JOHN H. WARNER,
	Director		Director