Form 10-Q
period 2017-12-31
CUBIC CORP /DE/
filed 2018-02-06
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2017

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

As of January 23, 2018, registrant had only one class of common stock of which there were 27,222,907 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016
Net sales:
Products	$131,743	$144,760
Services	208,941	189,917
	340,684	334,677
Costs and expenses:
Products	91,573	104,612
Services	169,337	151,142
Selling, general and administrative expenses	65,347	63,758
Research and development	11,977	9,020
Amortization of purchased intangibles	7,959	9,355
Restructuring costs	1,495	891
	347,688	338,778

Operating loss	(7,004)	(4,101)

Other income (expenses):
Interest and dividend income	485	247
Interest expense	(2,674)	(3,540)
Other income (expense), net	(76)	(547)

Loss before income taxes	(9,269)	(7,941)

Income tax provision (benefit)	517	(5,073)

Net loss	$(9,786)	$(2,868)

Net loss per share:
Basic	$(0.36)	$(0.11)
Diluted	$(0.36)	$(0.11)

Weighted average shares used in per share calculations:
Basic	27,207	27,086
Diluted	27,207	27,086

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2017	2016
Net loss	$(9,786)	$(2,868)
Other comprehensive income (loss):
Foreign currency translation	(192)	(20,518)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	28	466
Adjustment for net gains/losses realized and included in net income, net of tax	503	(865)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	531	(399)
Total other comprehensive income (loss)	339	(20,917)
Total comprehensive loss	$(9,447)	$(23,785)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2017	2017
ASSETS

Current assets:
Cash and cash equivalents	$48,995	$60,143
Restricted cash	11,770	8,434
Accounts receivable:
Trade and other receivables	12,182	12,378
Long-term contracts	390,916	416,808
Allowance for doubtful accounts	(429)	(436)
	402,669	428,750

Recoverable income taxes	2,156	5,360
Inventories	101,395	87,715
Other current assets	39,137	31,141
Total current assets	606,122	621,543

Long-term contract receivables	17,328	17,457
Long-term capitalized contract costs	54,491	56,471
Property, plant and equipment, net	114,714	113,686
Deferred income taxes	4,647	2,206
Goodwill	416,284	415,912
Purchased intangibles, net	90,713	98,495
Other assets	12,766	10,515
Total assets	$1,317,065	$1,336,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$88,000	$55,000
Trade accounts payable	104,707	95,837
Customer advances	54,446	57,477
Accrued compensation and other current liabilities	111,979	158,327
Income taxes payable	8,942	9,838
Total current liabilities	368,074	376,479

Long-term debt	199,769	199,761
Other long-term liabilities	70,099	70,414

Shareholders’ equity:
Common stock	36,789	37,850
Retained earnings	784,699	794,485
Accumulated other comprehensive loss	(106,287)	(106,626)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	679,123	689,631
Total liabilities and shareholders’ equity	$1,317,065	$1,336,285

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2017	2016
Operating Activities:
Net loss	$(9,786)	$(2,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,109	13,444
Share-based compensation expense	1,581	2,314
Change in fair value of contingent consideration	298	(1,314)
Changes in operating assets and liabilities, net of effects from acquisitions:	(32,140)	(4,478)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(26,938)	7,098

Investing Activities:
Acquisition of businesses, net of cash acquired	(4,650)	(12,924)
Purchases of property, plant and equipment	(6,318)	(6,674)
Purchases of marketable securities	—	(6,246)
Proceeds from sales or maturities of marketable securities	—	6,246
Purchase of non-marketable debt and equity securities	(671)	—
Sale of other assets	—	1,233
NET CASH USED IN INVESTING ACTIVITIES	(11,639)	(18,365)

Financing Activities:
Proceeds from short-term borrowings	82,000	36,800
Principal payments on short-term borrowings	(49,000)	(35,000)
Principal payments on long-term debt	—	(107)
Purchase of common stock	(2,256)	(2,334)
Contingent consideration payments related to acquisitions of businesses	(656)	(1,988)
Net change in restricted cash	(3,243)	(4,226)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,845	(6,855)

Effect of exchange rates on cash	584	(12,666)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,148)	(30,788)

Cash and cash equivalents at the beginning of the period	60,143	197,127

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$48,995	$166,339

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$—	$1,093

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2017

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2017.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As described in Note 12, we concluded that Cubic Mission Solutions (CMS) became a separate operating segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the policies described in our Annual Report on Form 10-K for the year ended September 30, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. We adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. The guidance also requires classification of certain share-based payment activities within the statement of cash flows. These changes were applied prospectively but had no significant impact on our financial position, operating results or classification of cash flows.

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

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 10 below, at December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

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

Note 2 — Acquisitions

On October 31, 2017 we paid cash of $4.7 million to purchase 49% of the outstanding capital stock of MotionDSP, a private artificial intelligence software company based in Burlingame, California, which specializes in real-time video enhancement and computer vision analytics. We are accounting for our investment in MotionDSP using the equity method of accounting. As such, we recorded a $4.7 million investment in MotionDSP within other long-term assets on our Condensed Consolidated Balance Sheet. Since October 31, 2017 we have recorded 49% of the net loss of MotionDSP, totaling $0.1 million, in our Condensed Consolidated Statements of Income within non-operating income (expense).

Consolidated Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Deltenna Ltd.

In July 2017, we acquired all of the outstanding capital stock of Deltenna Ltd (Deltenna), a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. Deltenna designs and manufactures cutting-edge integrated wireless products including compact LTE base stations, broadband range extenders for areas of poor coverage and rugged antennas. The addition of Deltenna, headquartered in Chippenham, U.K., will enhance tactical communication and training capabilities of our Cubic Global Defense Systems (CGD Systems) businesses by effectively delivering high-capacity data networks within challenging and rigorous environments.

Deltenna’s sales and results of operations included in our operating results for the quarter ended December 31, 2017 and 2016 were as follows (in millions):

	December 31,
	2017	2016
Sales	$—	$—
Operating loss	(0.1)	—
Net loss after taxes	(0.1)	—

Deltenna’s operating results above included the following amounts for the quarter (in millions):

	December 31,
	2017	2016
Amortization	$0.1	$—
Acquisition-related expenses	—	—

The estimated acquisition-date fair value of consideration is $5.3 million, which is comprised of cash paid of $4.0 million plus the estimated fair value of contingent consideration of $1.3 million. Under the purchase agreement, we will pay the sellers up to $7.3 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

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

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Deltenna with our legacy CGD Systems operating segment, and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was reassigned to our legacy CGD Systems segment. As described in Note 12, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD Systems operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD Systems and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Deltenna is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Deltenna for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.3
2019	0.3
2020	0.3
2021	0.3
2022	0.3
Thereafter	0.7

Vocality

On November 30, 2016, we acquired all of the outstanding capital stock of Vocality International (Vocality), based in Shackleford, U.K., a provider of embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput. Vocality contributes to our Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) portfolio of products for our CMS segment and expands our customer base. Vocality also sells its technology in the broadcast, oil and gas, mining, and maritime markets.

Vocality’s sales and results of operations included in our operating results for the quarter ended December 31, 2017 and 2016 were as follows (in millions):

	Three Months Ended
	December 31,
	2017	2016
Sales	$2.2	$0.1
Operating income (loss)	0.1	(1.1)
Net income (loss) loss after taxes	0.1	(0.9)

Vocality’s operating results above included the following amounts for the quarter (in millions):

	Three Months Ended
	December 31,
	2017	2016
Amortization	$0.2	$—
Acquisition-related expenses	0.6	0.8

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses and results of operations above for the quarter ended December 31, 2016.

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

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Vocality with our legacy CGD Systems operating segment, and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was reassigned to our legacy CGD Systems segment. As described in Note 12, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD Systems operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD Systems and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Vocality is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Vocality for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.8
2019	0.7
2020	0.6
2021	0.6
2022	0.5
Thereafter	1.3

Pro forma information

The following unaudited pro forma information presents Cubic Corporation’s consolidated results of operations as if Deltenna and Vocality had been included in our consolidated results since October 1, 2016 (in millions):

	Three Months Ended
	December 31,
	2017	2016
Net sales	$340.7	$335.3

Net income (loss)	$(9.8)	$(3.3)

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2016, and it does not purport to project our future operating results.

Goodwill

Changes in goodwill for the three months ended December 31, 2017 were as follows (in millions):

		Cubic Global	Cubic	Cubic Global
	Transportation	Defense	Mission	Defense
	Systems	Systems	Solutions	Services	Total

Net balances at September 30, 2017	$50,870	$270,692	$—	$94,350	$415,912
Reassignment in the first quarter of 2018	—	(125,321)	125,321	—	—
Foreign currency exchange rate changes	342	16	14	—	372
Net balances at December 31, 2017	$51,212	$145,387	$125,335	$94,350	$416,284

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test at a reporting unit level on an annual basis and when circumstances indicate that an impairment is more-likely-than-not. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. As described in Note 12, we concluded that CMS became a separate operating segment beginning on October 1, 2017. In conjunction with the changes to reporting units, we reassigned goodwill between CGD Systems and CMS based on their relative fair values.

We estimated the fair value of CGD Systems and CMS based upon market multiples from publicly traded comparable companies in addition to discounted cash flows models for CMS and for a combination of CGD Systems and CMS based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the discrete financial forecasts. The future cash flows were discounted to present value using a discount rate of 13% for our CMS reporting unit and of 11% for the combination of our CGD Systems and CMS reporting units.

Circumstances that might indicate that an impairment is more-likely-than-not include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Any resulting impairment determined would be recorded in the current period.

In connection with our reassignment of goodwill between CGD Systems and our new CMS reporting unit, we performed a goodwill impairment test on the legacy CGD Systems reporting unit immediately before the reassignment of goodwill. This test indicated that there was no impairment of the legacy CGD Systems reporting unit. We also performed a separate goodwill impairment test on the new CGD Systems and CMS reporting units as of October 1, 2017 after goodwill was reassigned in the amounts identified in the table above. The results of this October 1, 2017 impairment test indicated that the estimated fair values for our CGD Systems reporting unit exceeded its carrying value by over 10%, while the estimated fair value of our CMS reporting unit exceeded its carrying values by over 25%.

Our most recent annual goodwill impairment test for our Cubic Global Defense Services (CGD Services) and Cubic Transportation Systems (CTS) reporting units was our 2017 annual impairment test completed as of July 1, 2017. Subsequent to the effective date of that test, we do not believe that circumstances have occurred that indicate that an impairment for these reporting units is more-likely-than-not. As such, no subsequent interim impairment test has been performed. The results of our 2017 annual impairment test indicated that the estimated fair values for our CTS reporting unit exceeded its carrying value by over 100%, while the estimated fair value of our CGD Services reporting unit exceeded its carrying values by over 10%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analyses. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CGD Services reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in the past six years, but at levels that are less than the average annual growth we achieved over the period from fiscal 2000 through fiscal 2010. Assumptions used in our discounted cash flow approach for our CGD Services reporting unit also included growth rates for sales and margins at greater levels than we have achieved in recent years due to our expectation that the U.S. government will reach a budget agreement with increased defense training spending over that of recent years. While our interim assessment of our reporting units did not indicate that impairment was more-likely-than-not for any reporting unit, we believe that there is a heightened risk that a step two impairment test could be required in the future.

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

In periods with a net income, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive. For the three months ended December 31, 2017 and December 31, 2016, the effect of 1.0 million and 1.1 million shares of restricted stock, respectively, were excluded from diluted loss per share that would have been included if we had been in a net income position.

Basic and diluted EPS are computed as follows (amounts in thousands, except per share data).

	Three Months Ended
	December 31,
	2017	2016
Net loss	$(9,786)	$(2,868)

Weighted average shares - basic	27,207	27,086
Effect of dilutive securities	—	—
Weighted average shares - diluted	27,207	27,086

Net loss per share, basic	$(0.36)	$(0.11)
Effect of dilutive securities	—	—
Net loss per share, diluted	$(0.36)	$(0.11)

Note 4 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2017	2017

Trade and other receivables	$12,182	$12,378
Long-term contracts:
Billed	172,661	195,492
Unbilled	235,583	238,773
Allowance for doubtful accounts	(429)	(436)
Total accounts receivable	419,997	446,207
Less estimated amounts not currently due	(17,328)	(17,457)
Current accounts receivable	$402,669	$428,750

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from December 31, 2017 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The non-current balance at September 30, 2017 represented non-current amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2017	2017

Finished products	$2,942	$4,369
Work in process and inventoried costs under long-term contracts	101,134	84,131
Materials and purchased parts	9,322	10,163
Customer advances	(12,003)	(10,948)
Net inventories	$101,395	$87,715

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

At December 31, 2017, work in process and inventoried costs under long-term contracts includes approximately $2.4 million in costs incurred outside the scope of work or in advance of a contract award compared to $4.3 million at September 30, 2017. We believe it is probable that we will recover the costs inventoried at December 31, 2017, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on certain transportation customer contracts to develop and manufacture systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.3 million and $2.4 million for the quarters ended December 31, 2017 and December 31, 2016, respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Various components of our ERP system became ready for their intended use and were placed into service on April 1, 2016, October 1, 2016, and October 1, 2017. As each component became ready for its intended use, the component’s costs were transferred into completed software and we began amortizing these costs over their seven-year estimated useful life.

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $2.5 million and $2.0 million for the quarters ended December 31, 2017 and 2016, respectively.

In addition to software costs that were capitalized, we recognized $6.3 million of expenses during the three months ended December 31, 2017 and during the three months ended December 31, 2016 related to the development and implementation of our ERP system for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $12.5 million and $11.4 million at December 31, 2017 and September 30, 2017, respectively.

In fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying values of assets set aside to fund deferred compensation liabilities as of December 31, 2017 and September 30, 2017 were $5.7 million and $5.3 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of certain of our cash equivalents are based upon quoted prices for identical instruments in active markets. The fair value of our other cash equivalents is based upon a discounted cash flow model and approximate cost. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of our contingent consideration liabilities to the sellers of businesses that we have acquired are revalued to their fair value each period. Any increase or decrease in the fair value of the contingent consideration liabilities is recorded into selling, general and administrative expense. Changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

At December 31, 2017, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

•	Deltenna: Payment of up to $7.3 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022.
•	GATR: Payment of up to $7.5 million of contingent consideration if GATR meets certain gross profit goals for the 12 month period ended February 28, 2018.
•

TeraLogics: Payment of up to $1.8 million if TeraLogics meets certain sales goals in fiscal year 2018; and up to $1.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018.

•	H4 Global: Payment of up to $3.4 million of contingent consideration based upon the value of contracts entered over the five-year period ended September 30, 2020.

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include the Deltenna contingent consideration, a portion of the TeraLogics contingent consideration, and the GATR contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factors used in the December 31, 2017 valuations were 43% for Deltenna, 15% for TeraLogics and 15% for GATR. The volatility factor used in the September 30, 2017 valuations were 40% for Deltenna, 15% for TeraLogics and 15% for GATR. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The fair value of the portion of the TeraLogics contingent consideration that is based on customer execution of contract extensions was estimated using a probability weighted approach. The fair value of the contingent consideration was determined by applying probabilities of achieving the periodic payment to each period’s potential payment, and summing the present value of any estimated future payments.

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

As of December 31, 2017, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Deltenna	Total
Balance as of September 30, 2017	$591	$800	$2,450	$—	$1,376	$5,217
Cash paid to seller	—	—	(1,750)	—	—	(1,750)
Total remeasurement (gain) loss recognized in earnings	113	100	100	—	(15)	298
Balance as of December 31, 2017	$704	$900	$800	$—	$1,361	$3,765

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2017				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,001	$—	$—	$5,001	$8,501	$—	$—	$8,501
Current derivative assets	—	2,416	—	2,416	—	2,591	—	2,591
Noncurrent derivative assets	—	443	—	443	—	1,128	—	1,128
Total assets measured at fair value	$5,001	$2,859	$—	$7,860	$8,501	$3,719	$—	$12,220
Liabilities
Current derivative liabilities	—	2,601	—	2,601	—	3,456	—	3,456
Noncurrent derivative liabilities	—	443	—	443	—	1,128	—	1,128
Contingent consideration to seller of Deltenna	—	—	1,361	1,361	—	—	1,376	1,376
Contingent consideration to seller of GATR	—	—	—	—	—	—	—	—
Contingent consideration to seller of TeraLogics - contract extensions	—	—	900	900	—	—	800	800
Contingent consideration to seller of TeraLogics - revenue targets	—	—	800	800	—	—	2,450	2,450
Contingent consideration to seller of H4 Global	—	—	704	704	—	—	591	591
Total liabilities measured at fair value	$—	$3,044	$3,765	$6,809	$—	$4,584	$5,217	$9,801

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2017	2017
Fair value	$201.1	$202.1
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first quarter of fiscal 2018 or 2017 other than assets and liabilities acquired in business acquisitions, and the fair value of our new CMS and CGD Systems reporting units described in Note 2 above.

Note 6 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should our leverage ratio exceed a certain level. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At December 31, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.42%. Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2017, our total debt issuance costs have an unamortized balance of $2.4 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2017, there were borrowings totaling $88.0 million under this agreement and there were letters of credit outstanding totaling $81.1 million, which reduce the available line of credit to $230.9 million. The $81.1 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of December 31, 2017 was $11.8 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of December 31, 2017, we had letters of credit and bank guarantees outstanding totaling $93.9 million, which includes the $81.1 million of letters of credit on the Revolving Credit Agreement above and $12.8 million of letters of credit issued under other facilities. The total of $93.9 million of letters of credit and bank guarantees includes $77.2 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $16.7 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British Pounds (equivalent to approximately $27.0 million) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2017, no amounts were outstanding under this borrowing arrangement.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2017, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2017, these agreements restrict such distributions to shareholders to a maximum of $81.0 million in fiscal year 2018.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $7.6 million for December 31, 2017 and September 30, 2017.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2017	2016
Service cost	$151	$151
Interest cost	1,880	1,759
Expected return on plan assets	(3,525)	(3,199)
Amortization of actuarial loss	692	910
Administrative expenses	110	47
Net pension cost (benefit)	$(692)	$(332)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through December 31, 2017, the Compensation Committee has granted 1,071,724 RSUs with time-based vesting and 1,172,464 RSUs with performance-based vesting under this program.

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

Through December 31, 2017, Cubic has granted 2,244,188 RSUs of which 621,394 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At December 31, 2017, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 502,530.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2017	1,045,187	45.86
Granted	326,281	61.14
Vested	(123,237)	46.54
Forfeited	(212,420)	47.93
Unvested at December 31, 2017	1,035,811	$50.17

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three month periods ended December 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended
	December 31,
	2017	2016
Cost of sales	$156	$175
Selling, general and administrative	1,425	2,139
	$1,581	$2,314

As of December 31, 2017, there was $48.7 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $26.6 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2017. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). The legislation significantly revises the U.S. corporate income tax system by, among other things, reducing the current corporate federal income tax rate to 21% from 35%, adopting a territorial regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries. The rate reduction is effective January 1, 2018 resulting in a U.S. statutory rate for fiscal year 2018 of 24.5% and 21% for subsequent fiscal years. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

Based on an initial assessment, a provisional discrete tax benefit of $4.3 million has been recorded in the three months ended December 31, 2017 related to the re-measurement of certain U.S. deferred tax liabilities at the lower enacted corporate tax rate. While other deferred tax assets and liabilities will also be reduced, such reduction is expected to be offset by changes to our U.S. valuation allowance. We are still refining our calculations, in particular the potential utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets, which could potentially affect the re-measurement of these balances in a future period. The one-time transition tax is based on post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. At present, we do not anticipate a material impact on the income statement from the one-time transition tax and therefore have recorded a provisional amount of $0 as of December 31, 2017. We have not yet completed our calculation of the total post-1986 E&P of our foreign entities, and as such the calculation is subject to further refinement.

The impact of the Tax Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Act, regulatory guidance that may be issued, or any updates or changes to estimates we have utilized to calculate the impact. The Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts and additional impacts from the enactment of the Tax Act will be recorded in future periods as they are identified.

Income tax expense recognized on pre-tax losses for the three months ended December 31, 2017 resulted in an effective tax rate of negative 5.6% which differs from the effective tax rate of 391.1% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix and the overall level of pre-tax income (loss). The effective tax rate for the three months ended December 31, 2017 differs from the U.S. statutory tax rate of 24.5% primarily due to jurisdictional mix of pre-tax income (loss), and U.S. losses for which no tax benefit can be realized due to valuation allowance, offset by discrete tax benefit due from the impact of the Tax Act.

The amount of net unrecognized tax benefits was $6.3 million as of December 31, 2017 and $6.5 million as of September 30, 2017, exclusive of interest and penalties. At December 31, 2017, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $3.5 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.0 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of December 31, 2017, the years open under the statute of limitations in significant jurisdictions include fiscal years 2013-2017 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

We evaluated our net deferred income taxes, which included an assessment of the cumulative income or loss over the prior-three year period and future periods, to determine if a valuation allowance is required. After consideration of our recent history of U.S. losses, we recorded a valuation allowance during fiscal year 2015 on net U.S. deferred tax assets, with a corresponding charge to its income tax provision of $35.8 million. As of December 31, 2017, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through December 31, 2017, a total valuation allowance of $59.5 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2017 and September 30, 2017 (in thousands):

	Notional Principal
	December 31, 2017	September 30, 2017
Instruments designated as accounting hedges:
Foreign currency forwards	$123,575	$125,486

Instruments not designated as accounting hedges:
Foreign currency forwards	$43,264	$35,117

Included in the amounts not designated as accounting hedges above at December 31, 2017 and September 30, 2017 are foreign currency forwards with notional principal amounts of $28.8 million and $18.5 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized losses of $0.3 million and $3.3 million were recognized in other income (expense), net for the three months ended December 31, 2017 and 2016, respectively, related to these forwards.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2017 and September 30, 2017. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of December 31, 2017 or September 30, 2017.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017 (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2017	September 30, 2017
Asset derivatives:
Foreign currency forwards	Other current assets	$2,416	$2,591
Foreign currency forwards	Other noncurrent assets	443	1,128
		$2,859	$3,719
Liability derivatives:
Foreign currency forwards	Other current liabilities	$2,601	$3,456
Foreign currency forwards	Other noncurrent liabilities	443	1,128
Total		$3,044	$4,584

The tables below present gains and losses recognized in other comprehensive loss for the three months ended December 31, 2017 and 2016 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Three Months Ended
	December 31, 2017		December 31, 2016
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$656	$(774)	$(614)	$1,331

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three-month periods ended December 31, 2017 and 2016. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.1 million, net of income taxes.

Note 12 — Segment Information

We define our operating segments and reportable segments based on the way our chief executive officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. Through September 30, 2017, our company was aligned in three operating segments, which were also our reportable segments: CTS, CGD Systems, and CGD Services. In 2016 we formalized the structure of our CMS business unit within our CGD Systems operating segment. CMS combines and integrates our C4ISR and secure communications operations. Through September 30, 2017, we concluded that CMS was not a separate operating segment based upon factors including the nature of information presented to our chief executive officer and Board of Directors and the consequential level at which certain resource allocations and performance assessments were made. In the first quarter of fiscal 2018, we began providing additional financial information to our chief executive officer and Board of Directors at the CMS level, which allowed greater resource allocation decisions and performance assessments to be made at that level. As such, we concluded that CMS became a separate operating segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2017	2016
Sales:
Cubic Transportation Systems	$146.5	$131.9
Cubic Global Defense Systems	68.8	78.6
Cubic Mission Solutions	33.1	33.9
Cubic Global Defense Services	92.3	90.3
Total sales	$340.7	$334.7

Operating income (loss):
Cubic Transportation Systems	$9.9	$9.7
Cubic Global Defense Systems	1.4	3.3
Cubic Mission Solutions	(8.9)	(3.8)
Cubic Global Defense Services	2.9	(0.4)
Unallocated corporate expenses	(12.3)	(12.9)
Total operating loss	$(7.0)	$(4.1)

Depreciation and amortization:
Cubic Transportation Systems	$3.2	$2.4
Cubic Global Defense Systems	1.7	2.0
Cubic Mission Solutions	5.9	6.8
Cubic Global Defense Services	0.7	1.0
Corporate	1.6	1.2
Total depreciation and amortization	$13.1	$13.4

Unallocated corporate costs in the first quarter of 2018 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $8.1 million compared to $8.7 million in the first quarter of last year.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased operating loss by $0.6 million and $6.4 million for the three months ended December 31, 2017 and 2016, respectively. These adjustments increased our net loss by $0.5 million ($0.02 per share) and by $3.9 million ($0.14 per share) for the three months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 our CMS segment had total loans outstanding of $3.4 million to a private company in the U.S. that develops technologies for unmanned aircraft systems. CMS also obtained warrants in the private company in connection with this debt financing. The note receivable is classified within other current assets and the warrants are classified within non-current other assets on our Condensed Consolidated Balance Sheets. The note receivable is held at amortized cost and the warrants are held at their historical cost. On a quarterly basis we consider whether any portion of the value of the warrants or note receivable may have been impaired. No such impairments were identified during the quarter ended December 31, 2017. However, if the private company that we financed does not successfully develop or commercialize its technologies we could be required to recognize impairments in the future.

Note 13 — Legal Matters

We are not a party to any material pending proceedings and we consider all matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2017

We are a market-leading, technology provider of integrated solutions that increase situational understanding for transportation, defense, C4ISR and training customers worldwide to decrease urban congestion and improve the militaries’ effectiveness and operational readiness. Cubic Corporation designs, integrates and operates systems, products and services focused in the transportation, defense C4ISR and training markets. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications.

We operate in four reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), Cubic Mission Solutions (CMS), and Cubic Global Defense Services (CGD Services). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion. We organize our business segments based on the nature of the products and services offered.

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

CGD Systems is a diversified supplier of live, virtual, constructive and game-based training solutions to the U.S. Department of Defense, other U.S. government agencies and allied nations. We offer a full range of training solutions for military and security forces. Our customized systems and services accelerate combat readiness in the air, on the ground and at sea while meeting the demands of evolving operations globally. Our range design business offers complete range design solutions for military, law enforcement, special forces and security training centers, including laser-engagement training simulation systems, live-fire range design, exercise planning, expert support and detailed After Action Reviews.

CMS provides networked Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include communications and electronics solutions such as high-speed data links, search-and-rescue avionics and customized signal intelligence products, deployable and tactical communications products, wideband ultra-portable expeditionary satellite communication terminal solutions, secure video delivery, real time processing, exploitation and dissemination of full motion video in the cloud, deployable secure computing tactical cloud and networking solutions equipment, and communication gateways. Through September 30, 2017, CMS was considered a business within our CGD Systems operating segment. In the first quarter of fiscal 2018 we began considering CMS a separate operating segment. Applicable prior period amounts have been adjusted retrospectively to reflect the segment change.

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

Consolidated Overview

Sales for the quarter ended December 31, 2017 increased 2% to $340.7 million from $334.7 million in the first quarter of last year. Sales from CTS and CGD Services increased by 11% and 2%, respectively, for the quarter while sales from CGD Systems and CMS decreased by 12% and 2%, respectively, for the quarter. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a positive impact on sales of $4.8 million for the first quarter compared to the same period last year. Sales generated by businesses we acquired during 2018 and 2017 totaled $2.2 million for the three months ended December 31, 2017 compared to $0.1 million for the three months ended December 31, 2016.  See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $7.0 million in the first quarter of fiscal 2018 compared to $4.1 million in the first quarter of last year. CMS operating loss increased by 134% and CGD Systems operating income decreased by 58% for the quarter. These decreases were partially offset by improved profitability from CGD Services which had operating income of $2.9 million in the first quarter of fiscal 2018 compared to an operating loss of $0.4 million last year. CTS had a slight increase in operating income for the quarter. Unallocated corporate and other costs for the first quarter of 2018 were $12.3 million compared to $12.9 million in 2017. The decrease in unallocated corporate costs includes a decrease in costs incurred in the first quarter of 2018 for strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $8.1 million in the first quarter of fiscal 2018 compared to $8.7 million in the first quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had a positive impact on our quarterly operating results of $0.5 million in the first quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our net loss for the first quarter of fiscal 2018 was $9.8 million, or 36 cents per share, compared to $2.9 million, or 11 cents per share last year. In the first quarter of 2017, we had computed our annual effective tax rate using a worldwide blended methodology, giving us a tax benefit of $5.1 million against our pre-tax loss of $7.9 million. However, in the first quarter of 2018 we computed discrete domestic and foreign annual effective rates to arrive at a total projected rate for the year, resulting in a tax expense of $0.5 million on top of our pre-tax loss of $9.3 million. The difference in methodology only impacts timing of the tax provision within the fiscal year. This income tax expense in the first quarter of 2018 differs from the effective tax rate of 391.1% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix and overall level of pre-tax income (loss). On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). As a result, tax expense for the three months ended December 31, 2017 includes a one-time non-cash tax benefit of $4.3 million, primarily related to the re-measurement of certain U.S. deferred tax liabilities. This estimated net tax benefit is based on our initial analysis of the Tax Act and may be adjusted in future periods as we collect additional information and evaluate any regulatory guidance. After considering the impact of the U.S. valuation allowance, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2018 cannot be made, since relatively small changes in our projected income produce a significant variation in our effective tax rate. Interest expense for the first quarter of fiscal 2018 decreased to $2.7 million, compared to $3.5 million in the first quarter of last year. The decreased interest expense was primarily caused by the decrease in our average outstanding debt balances during these quarters.

Our gross margin percentage on product sales increased to 30% in the first quarter of 2018 from 28% in the first quarter last year. In the first quarter of fiscal 2017 our CGD Systems segment had experienced cost growth on ground combat training systems in Europe and the Far East. Our gross margin percentage on service sales was 19% in the first quarter of 2018 compared to 20% in the first quarter of fiscal 2017. The decrease in gross margins on service sales was primarily driven by reduced margins on transportation contracts in the U.K.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2018 to $65.3 million compared to $63.8 million in 2017. SG&A expenses were consistent as a percentage of sales at 19% in the first quarter of both years.

Company funded research and development (R&D) expenditures, which relate to new defense and transportation technologies under development, increased to $12.0 million for the first quarter compared to $9.0 million last year. For the first quarter of fiscal 2018, R&D expenditures increased as compared to the similar quarter last year for CGD Systems and CMS primarily due to our acceleration of development of innovative training systems and C4ISR technologies. R&D expenditures decreased for CTS from the first quarter of fiscal 2017 to the first quarter of this year. In the first quarter of 2017 CTS had incurred $1.2 million of expenditures related to the development of technologies for use on the New York Fare Payment System project. Such development costs were recognized as R&D expense in fiscal 2017 because we had not yet been awarded this contract. In October 2017 we were awarded the New York Fare Payment

System contract and therefore, in the first quarter of fiscal 2018, such development costs began being classified as costs of sales.

Amortization of purchased intangibles for the first quarter of 2018 decreased to $8.0 million from $9.4 million in 2017 due to reduction in amortization for intangible assets that are amortized using accelerated methods.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Transportation Systems Segment Sales	$146.5	$131.9

Transportation Systems Segment Operating Income	$9.9	$9.7

CTS sales increased 11% in the first quarter to $146.5 million compared to $131.9 million last year. For the quarter, sales were higher in the U.S. primarily due to system development on the New York New Fare Payment System contract, which was awarded in October, 2017. These higher sales were partially offset by slightly lower system development and services provided to our customers in Sydney and London. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $4.6 million for the first quarter compared to the same period last year, primarily due to the strengthening of the British Pound against the U.S. dollar.

CTS operating income increased 2% in the first quarter to $9.9 million compared to $9.7 million last year. Operating income for the quarter was higher in the U.S. primarily the result of system development work on the New York New Fare Payment System project. This was partially offset by lower operating income from system development work and services provided to our customers in London.

CTS operating income benefitted from a decrease in R&D expense of $2.9 million between the first quarter of fiscal 2017 and the same quarter this year. Included in R&D expense in the first quarter of 2017 was $1.2 million of expenditures related to the development of technologies for use on the New York New Fare Payment System project. During the first quarter CTS implemented our new enterprise resource planning (ERP) system, and as a result began amortizing the cost of certain capitalized software into its operating results. This resulted in a decrease in operating income of $1.1 million for the first quarter compared to the same period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.7 million for the first quarter compared to the same period last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Cubic Global Defense Systems Segment Sales	$68.8	$78.6

Cubic Global Defense Systems Segment Operating Income	$1.4	$3.3

CGD Systems sales decreased 12% in the first quarter to $68.8 million compared to $78.6 million last year. Sales decreased for the quarter from air combat training systems and virtual training systems, partially offset by greater sales from ground combat training systems. Deltenna, the sole business acquired during fiscal years 2018 or 2017 whose operations are included in our CGD Systems operating segment, had no significant sales or operating profits in the first quarter of fiscal 2018, and its operations were not consolidated into our financial statements in the first quarter of fiscal 2017. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.1 million for the first quarter of 2018 compared to the same period last year.

CGD Systems operating income was $1.4 million in the first quarter of fiscal 2018 compared to $3.1 million last year. The decrease in operating income was driven by an increase in R&D expense of $2.3 million from the first quarter of fiscal 2017 to the first quarter of 2018. The increase in R&D expenditures is indicative of the acceleration of our development of innovative training systems. Operating profits decreased for the quarter on lower sales of air combat training systems and virtual training systems, partially offset by increased operating profits on higher sales of ground combat training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.1 million for the first quarter of fiscal 2018 compared to the same period last year.

Cubic Mission Solutions Segment (CMS)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Cubic Mission Solutions Segment Sales	$33.1	$33.9

Cubic Mission Solutions Segment Operating Loss	$(8.9)	$(3.8)

CMS sales decreased 2% in the first quarter to $33.1 million compared to $33.9 million last year. Sales of expeditionary satellite communication products decreased for the quarter, partially offset by increased sales of wideband communications and tactical networking products. Vocality, the sole business acquired during fiscal years 2018 or 2017 whose operations are included in our CMS operating segment, had sales of $2.2 million and $0.1 million for the three-month periods ended December 31, 2017 and 2016, respectively.

The CMS operating loss was $8.9 million in the first quarter of fiscal 2018 compared to $3.8 million last year. CMS increased its expenditures on R&D activities by $3.5 million from the first quarter of fiscal 2017 to the first quarter of fiscal 2018. Also, while the total CMS revenue did not change significantly between these quarters, the decrease in sales of higher-margin expeditionary satellite communications products due to timing of sales had a negative impact on the operating results in the first quarter of fiscal 2018. These decreases in operating income were partially offset by increased operating profit on higher sales of wideband communications and tactical networking products. Vocality had an operating income of $0.1 million in the first quarter of fiscal 2018 compared to an operating loss of $1.1 million the same quarter last year.

Cubic Global Defense Services Segment (CGD Services)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Cubic Global Defense Services Segment Sales	$92.3	$90.3

Cubic Global Defense Services Segment Operating Income (Loss)	$2.9	$(0.4)

CGD Services sales increased 2% in the first quarter of fiscal 2018 to $92.3 million compared to $90.3 million last year. Sales for the first quarter of fiscal 2018 were higher primarily due to increased activity on U.S. Army contracts including our contract with the Joint Readiness Training Center (JRTC).

CGD Services operating income was $2.9 million in the first quarter of fiscal 2018 compared to an operating loss of $0.4 million last year. The increase in operating income was primarily driven by improved margins on readiness and training contracts. Operating income also improved due to the increased activity on the U.S. Army training contracts noted

above. In addition, operating profit was positively impacted by a decrease of $0.3 million in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods.

Backlog

	December 31,	September 30,
	2017	2017
	(in millions)
Total backlog
Transportation Systems	$2,581.9	$2,043.9
Cubic Global Defense Systems	394.9	420.3
Cubic Mission Solutions	59.0	72.3
Cubic Global Defense Services	601.0	567.1
Total	$3,636.8	$3,103.6

Funded backlog
Transportation Systems	$2,581.9	$2,043.9
Cubic Global Defense Systems	394.9	420.3
Cubic Mission Solutions	59.0	72.3
Cubic Global Defense Services	116.4	119.6
Total	$3,152.2	$2,656.1

Total backlog increased by $533.2 million from September 30, 2017 to December 31, 2017 primarily due to the October 2017 award of the New York New Fare Payment System contract to CTS. This contract award added $554 million to backlog during the quarter. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $5.1 million compared to September 30, 2017.

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

Liquidity and Capital Resources

Operating activities used cash of $26.9 million in the first quarter of fiscal 2018. Operating cash flows were negatively impacted by the timing of collections in the Middle East on CGD Systems contracts, higher unbilled accounts receivable for CGD Services and an increase in inventory at CTS for upcoming scheduled deliveries.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new ERP software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $8.8 million in the first quarter of fiscal 2018. Of this amount, $6.3 million was recognized as expense and is reflected in cash flows used in operations, while $2.5 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the three-month period also included a $4.7 million investment to purchase a 49% interest in a business by our CGD Systems segment.

Financing activities for the three-month period consisted primarily of net short-term borrowings of $33.0 million. We also used $2.2 million for the repurchase of common stock in connection with our stock-based compensation plan.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $0.6 million to our cash balance as of December 31, 2017 compared to September 30, 2017.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should our leverage ratio exceed a certain level. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At December 31, 2017, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.42%. Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2017, our total debt issuance costs have an unamortized balance of $2.4 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2017, there were borrowings totaling $88.0 million under this agreement and there were letters of credit outstanding totaling $81.1 million, which reduce the available line of credit to $230.9 million. The $81.1 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. These agreements also contain customary events of default, including, without limitation: (a) failure by Cubic to pay principal or interest on the Notes when due; (b) failure by Cubic or certain of its subsidiaries to comply with the covenants in the agreements; (c) failure of the representations and warranties made by Cubic or certain of its subsidiaries to be correct in any material respect; (d) cross-defaults with other indebtedness of Cubic or certain of its subsidiaries resulting in the acceleration of the maturity thereof; (e) certain bankruptcy and insolvency events with respect to Cubic or certain of its subsidiaries; (f) failure by Cubic or certain of its subsidiaries to satisfy certain final judgments when due; and (g) a change in control of Cubic, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the term notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into interest expense over the life of the related debt.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of December 31, 2017 was $11.8 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British Pounds (equivalent to approximately $27.0 million) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2017, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2017, these agreements restrict such distributions to shareholders to a maximum of $86.1 million in fiscal year 2018.

As of December 31, 2017, $38.0 million of the $49.0 million of our cash, cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

Our financial condition remains strong with working capital of $238.0 million and a current ratio of 1.6 to 1 at December 31, 2017. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. We adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement and impacts. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. The guidance also requires classification of certain share-based payment activities within the statement of cash flows. These changes were applied prospectively but had no significant impact on our financial position, operating results or classification of cash flows.

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

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118  which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 10 below, at December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

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

For further information, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Judgments” and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2017.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on

Form 10-K for the year ended September 30, 2017, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2017 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. During the first quarter of 2018, we transitioned the payroll, general ledger, procurement, payment, billing and cash receipts functions for significant portions of our Australian and U.K. operations to our new ERP system. We have accordingly in fiscal 2017 and fiscal 2018 modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first three months of fiscal 2018 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any material pending proceedings and we consider all matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2017

, other than the addition of the risk factor below.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently-enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have recorded a one-time non-cash tax benefit of $4.3 million in the three months ended December 31, 2017 related to the re-measurement of certain U.S. deferred tax liabilities. This amount may be subject to further adjustment in subsequent periods throughout fiscal 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS.

While some of the changes made by the tax legislation may be beneficial to us in one or more reporting periods and prospectively, other changes may adversely affect us on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

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
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 6, 2018	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 6, 2018	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)