Form 10-Q
period 2018-03-31
CUBIC CORP /DE/
filed 2018-05-02
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2018

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

As of April 20, 2018, registrant had only one class of common stock of which there were 27,229,100 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales:
Products	$289,188	$298,928	$157,445	$154,168
Services	237,789	193,482	121,141	93,872
	526,977	492,410	278,586	248,040
Costs and expenses:
Products	208,666	214,015	117,093	109,403
Services	164,674	137,435	78,457	69,591
Selling, general and administrative expenses	125,453	113,832	63,773	54,644
Research and development	26,179	21,878	14,202	12,858
Amortization of purchased intangibles	13,835	15,691	6,484	7,265
Restructuring costs	1,751	1,266	256	363
	540,558	504,117	280,265	254,124

Operating loss	(13,581)	(11,707)	(1,679)	(6,084)

Other income (expenses):
Interest and dividend income	1,107	440	625	214
Interest expense	(5,585)	(7,845)	(2,911)	(4,305)
Other income (expense), net	1,950	(948)	2,028	(399)

Loss from continuing operations before income taxes	(16,109)	(20,060)	(1,937)	(10,574)

Income tax provision (benefit)	(1,328)	(62,947)	1,409	(52,445)

Net income (loss) from continuing operations	(14,781)	42,887	(3,346)	41,871
Net income (loss) from discontinued operations	2,984	(45,294)	1,335	(41,410)
Net income (loss)	$(11,797)	$(2,407)	$(2,011)	$461

Net income (loss) per share:
Basic
Continuing operations	$(0.54)	$1.58	$(0.12)	$1.54
Discontinued operations	$0.11	$(1.67)	$0.05	$(1.53)
Basic earnings per share	$(0.43)	$(0.09)	$(0.07)	$0.02

Diluted
Continuing operations	$(0.54)	$1.58	$(0.12)	$1.54
Discontinued operations	$0.11	$(1.67)	$0.05	$(1.53)
Diluted earnings per share	$(0.43)	$(0.09)	$(0.07)	$0.02

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	27,215	27,095	27,223	27,103
Diluted
Continuing operations	27,215	27,132	27,223	27,159
Discontinued operations	27,298	27,095	27,326	27,103
Diluted earnings per share	27,215	27,095	27,223	27,159

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income (loss)	$(11,797)	$(2,407)	$(2,011)	$461
Other comprehensive income (loss):
Foreign currency translation	3,352	(13,304)	3,544	7,214
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(763)	222	(790)	(244)
Adjustment for net gains/losses realized and included in net income, net of tax	599	(1,191)	95	(326)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(164)	(969)	(695)	(570)
Total other comprehensive income (loss)	3,188	(14,273)	2,849	6,644
Total comprehensive income (loss)	$(8,609)	$(16,680)	$838	$7,105

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$56,419	$60,143
Restricted cash	14,710	8,434
Accounts receivable:
Long-term contracts	294,168	354,476
Allowance for doubtful accounts	(863)	(436)
	293,305	354,040

Recoverable income taxes	2,013	5,360
Inventories	105,747	87,715
Other current assets	40,683	29,951
Current assets of discontinued operations	175,978	75,900
Total current assets	688,855	621,543

Long-term contract receivables	16,568	17,457
Long-term capitalized contract costs	61,574	56,471
Property, plant and equipment, net	116,135	113,220
Deferred income taxes	8,238	7,385
Goodwill	330,538	321,562
Purchased intangibles, net	82,157	89,858
Other assets	8,910	10,515
Noncurrent assets of discontinued operations	—	98,274
Total assets	$1,312,975	$1,336,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$77,000	$55,000
Trade accounts payable	82,565	88,521
Customer advances	70,731	56,132
Accrued compensation and other current liabilities	93,212	130,126
Income taxes payable	3,752	9,838
Current liabilities of discontinued operations	44,810	36,862
Total current liabilities	372,070	376,479

Long-term debt	199,777	199,761
Other long-term liabilities	61,553	70,414
Noncurrent liabilities of discontinued operations	—	—

Shareholders’ equity:
Common stock	40,079	37,850
Retained earnings	779,012	794,485
Accumulated other comprehensive loss	(103,438)	(106,626)
Treasury stock at cost	(36,078)	(36,078)
Total shareholders’ equity	679,575	689,631
Total liabilities and shareholders’ equity	$1,312,975	$1,336,285

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating Activities:
Net income (loss)	$(11,797)	$(2,407)	$(2,011)	$461
Net income (loss) from discontinued operations	(2,984)	45,294	(1,335)	41,410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,491	24,036	11,058	11,611
Share-based compensation expense	2,497	3,191	870	1,015
Change in fair value of contingent consideration	452	(2,194)	154	(880)
(Gain) loss on disposal of assets	(1,474)	405	(1,474)	—
Deferred income taxes	(185)	—	(185)	—
Changes in operating assets and liabilities, net of effects from acquisitions:	(9,021)	(63,667)	5,417	(50,660)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	979	4,658	12,494	2,957
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	6,133	6,340	21,556	943
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,112	10,998	34,050	3,900

Investing Activities:
Acquisition of businesses, net of cash acquired	(9,534)	(12,924)	(4,884)	—
Purchases of property, plant and equipment	(11,786)	(15,169)	(5,468)	(8,495)
Purchases of marketable securities	—	(18,755)	—	(12,509)
Proceeds from sales or maturities of marketable securities	—	12,503	—	6,257
Purchase of non-marketable debt and equity securities	(1,250)	—	(579)	—
Proceeds from the sale of fixed assets	2,400	—	2,400	—
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(20,170)	(34,345)	(8,531)	(14,747)
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	1,233	—	—
NET CASH USED IN INVESTING ACTIVITIES	(20,170)	(33,112)	(8,531)	(14,747)

Financing Activities:
Proceeds from short-term borrowings	119,120	69,280	37,120	32,480
Principal payments on short-term borrowings	(97,120)	(59,280)	(48,120)	(24,280)
Principal payments on long-term debt	—	(216)	—	(109)
Stock issued under employee stock purchase plan	798	—	798	—
Purchase of common stock	(2,324)	(2,334)	(68)	—
Dividends paid	(3,676)	(3,659)	(3,676)	(3,659)
Contingent consideration payments related to acquisitions of businesses	(656)	(1,988)	—	—
Net change in restricted cash	(5,741)	(1,513)	(2,498)	2,713
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,401	290	(16,444)	7,145

Effect of exchange rates on cash	(1,067)	(7,486)	(1,651)	5,180

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,724)	(29,310)	7,424	1,478

Cash and cash equivalents at the beginning of the period	60,143	197,127	48,995	166,339

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$56,419	$167,817	$56,419	$167,817

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$—	$1,035	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2017.

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

On April 18, 2018, we entered into a definitive agreement to sell the Cubic Global Defense Services (CGD Services) business. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results and cash flows of CGD Services have been classified as discontinued operations in the condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets at March 31, 2018 and September 30, 2017. Refer to “Note 2 – Acquisitions and Divestitures” for additional information about the planned sale of CGD Services and the related discontinued operation classification.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the policies described in our Annual Report on Form 10-K for the year ended September 30, 2017.

Recently Adopted Accounting Pronouncements

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which was codified in March 2018 under ASU 2018-05, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 10 below, at March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. We will adopt ASU 2014-09 using the “modified retrospective” method of adoption, meaning the cumulative effect of applying ASU 2014-09 will be recognized as an adjustment to the opening retained earnings balance in the year of adoption. We expect that we will record an increase to our opening retained earnings in the year of adoption, however we cannot reasonably estimate the amount of the adjustment due to the remaining progress to be completed on our open contracts and any new contracts that commence prior to our adoption date. Adoption of ASU 2014-09 will be required for us beginning in the first quarter of fiscal 2019 and we have determined that we will not adopt ASU 2014-09 earlier than required.

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the detailed impact of the adoption of the new standard on our active contracts across all our business segments, developing processes and tools to dual report financial results under both current GAAP and ASU 2014-09, and assessing the impact to our internal control structure. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through the end of fiscal year 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and, with the exception of a specific portion of the amendment, early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. Adoption of ASU 2016-15 will be required for us beginning on October 1, 2018, and we have determined that we will not adopt ASU 2016-15 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Adoption of ASU 2016-16 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2016-16 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Adoption of ASU 2016-18 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2016-18 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Adoption of ASU 2017-01 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2017-01 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

The FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Act enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the tax reform, and (3) information about other income tax effects related to the application of the tax reform that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that annual period. Early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

Note 2 — Acquisitions and Divestitures

Definitive Agreement for the Sale of CGD Services

On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our CGD Services business to the Purchaser. Under the terms of the stock purchase agreement, the Purchaser will pay us $135.0 million in cash upon the closing of the transaction. In addition to the upfront cash payment, we are eligible to receive an additional cash payment of $3.0 million based on the achievement of pre-determined earn-out conditions related to the award of certain government contracts. We expect the closing of the transaction to occur during the third quarter of fiscal 2018, subject to the satisfaction of customary closing conditions.

For disposal transactions, a component of an entity that is anticipated to be sold in the future is reported in discontinued operations after it meets the criteria for held-for-sale classification, and if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We evaluated the quantitative and qualitative factors related to the expected sale of the CGD Services business and have concluded that it met the held-for-sale criteria and that all other conditions for discontinued operations presentation were met as of March 31, 2018. The CGD Services business financial results are reported within discontinued operations in our condensed consolidated financial statements.

As a result, the operating results and cash flows of CGD Services have been classified as discontinued operations in the condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets at March 31, 2018 and September 30, 2017.

The assets and liabilities of a discontinued operation held for sale are measured at lower of carrying value or fair value less cost to sell. In March 2018, we recognized a $6.9 million loss within discontinued operations upon classification of the CGD Services operations as held for sale. This loss was calculated as the excess of the carrying value of the net assets of CGD Services less the sales price in the stock purchase agreement of $135.0 million less estimated selling costs of $4.2 million.

Income (loss) from discontinued operations, net of taxes, is comprised of the following for the quarter and six months ended March 31, 2018 and 2017 (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$190,361	$185,976	$98,068	$95,669
Costs and expenses:
Cost of sales	170,682	169,289	87,562	85,991
Selling, general and administrative expenses	7,543	9,282	3,876	4,712
Amortization of purchased intangibles	1,097	1,537	489	608
Restructuring costs	7	334	7	346
Other income	(13)	(33)	(8)	(10)
Earnings from discontinued operations before income taxes	11,045	5,567	6,142	4,022
Income tax provision (benefit)	1,161	50,861	(2,093)	45,432
Net loss upon classification of operations as held for sale	6,900	—	6,900	—
Net income (loss) from discontinued operations	$2,984	$(45,294)	$1,335	$(41,410)

The carrying amounts of CGD Services segment assets and liabilities that were classified as assets and liabilities of discontinued operations as of March 31, 2018 and September 30, 2017 are as follows (in thousands):

	March 31,	September 30,
	2018	2017

Accounts receivable - net	$76,515	$74,710
Other current assets	1,222	1,190
Property and equipment, net	367	466
Goodwill	94,350	94,350
Purchased intangibles, net	7,140	8,637
Other noncurrent assets	(3,616)	(5,179)
Total assets	175,978	174,174
Accounts payable and other liabilities	44,810	36,862
Net assets	$131,168	$137,312

The transaction is anticipated to be completed within 30 to 60 days of the signing of the definitive agreement, subject to customary closing conditions and regulatory approvals. Under a transition services agreement, we will provide the Purchaser with certain post-closing support for the Defense Services business primarily consisting of IT and payroll services. We will charge the Purchaser for the post-closing support in amounts that approximate their expected costs, and  these support services will be phased out over an approximate seven month period from the close date.

Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

MotionDSP

On October 31, 2017 we paid cash of $4.7 million to purchase 49% of the outstanding capital stock of MotionDSP, a private artificial intelligence software company based in Burlingame, California, which specializes in real-time video enhancement and computer vision analytics. On February 21, 2018, we paid cash of $5.0 million to purchase the remaining outstanding capital stock of MotionDSP. The addition of MotionDSP enhances the capabilities in real-time video processing of our CMS business and expands our customer base in the public safety and other adjacent markets.

From October 31, 2017 through February 21, 2018, we accounted for our 49% ownership of MotionDSP using the equity method of accounting. During this time period we recorded 49% of the net loss of MotionDSP, totaling $0.2 million, in our Condensed Consolidated Statements of Income within non-operating income (expense). As of February 21, 2018 we began consolidating the results of the operations of MotionDSP in our financial statements.

MotionDSP’s sales and results of operations included in our operating results for the quarter and six-months ended March 31, 2018 and 2017 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Sales	$0.1	$—	$0.1	$—
Operating loss	(0.2)	—	(0.2)	—
Net loss after taxes	(0.2)	—	(0.2)	—

MotionDSP’s operating results above included the following amounts for the quarter and six-month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Amortization	$0.1	$—	$0.1	$—
Acquisition-related expenses	0.6	—	0.4	—

The estimated acquisition-date fair value of consideration is $9.5 million, which is comprised of cash paid of $9.7 million less the $0.2 million loss recognized during the period that we accounted for our 49% ownership of MotionDSP using the equity method of accounting.

The acquisition of MotionDSP was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$0.2
Technology	4.5
Trade name	0.1
Accounts payable and accrued expenses	(0.3)
Other noncurrent liabilities	(0.8)
Other net liabilities assumed	(0.9)
Net identifiable assets acquired	2.8
Goodwill	6.7
Net assets acquired	$9.5

The preliminary estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, inventory and deferred revenue are preliminary estimates pending the finalization of our valuation analyses. The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology valuation used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected cash flows from the assets, over a weighted average useful life of seven years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of MotionDSP with our CMS operating segment, enhancing our capabilities in real-time video processing of our CMS portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill in connection with the acquisition of MotionDSP is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Motion DSP for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.4
2019	0.7
2020	0.7
2021	0.7
2022	0.7
Thereafter	1.6

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

Deltenna’s sales and results of operations included in our operating results for the quarter and six months ended March 31, 2018 and 2017 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Sales	$0.1	$—	$0.1	$—
Operating loss	(0.2)	—	(0.1)	—
Net loss after taxes	(0.2)	—	(0.1)	—

Deltenna’s operating results above included the following amounts for the quarter and six-month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Amortization	$0.1	$—	$—	$—
Acquisition-related expenses	(0.2)	—	(0.2)	—

The acquisition-date fair value of consideration is $5.3 million, which is comprised of cash paid of $4.0 million plus the fair value of contingent consideration of $1.3 million. Under the purchase agreement, we will pay the sellers up to $7.6 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any changes in fair value are recognized in earnings.

The acquisition of Deltenna was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Customer relationships	$1.0
Technology	1.1
Other net assets acquired (liabilities assumed)	(0.3)
Net identifiable assets acquired	1.8
Goodwill	3.5
Net assets acquired	$5.3

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The customer relationships valuation used the excess earnings approach and the technology asset valuations used the relief from royalty approach.

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

Year Ended
September 30,
2018	$0.3
2019	0.3
2020	0.3
2021	0.3
2022	0.3
Thereafter	0.8

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

Vocality’s sales and results of operations included in our operating results for the quarter and six-months ended March 31, 2018 and 2017 were as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Sales	$2.9	$0.8	$0.7	$0.7
Operating loss	(0.8)	(1.6)	(0.9)	(0.5)
Net loss after taxes	(0.7)	(1.5)	(0.8)	(0.6)

Vocality’s operating results above included the following amounts for the quarter and six month periods (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Amortization	$0.4	$0.2	$0.2	$0.2
Acquisition-related expenses	0.6	1.2	—	0.4

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses in the first quarter of fiscal 2017 included in the results of operations above for the six months ended March 31, 2017.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Vocality for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

Year Ended
September 30,
2018	$0.8
2019	0.8
2020	0.7
2021	0.6
2022	0.5
Thereafter	1.3

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if MotionDSP, Deltenna and Vocality had been included in our consolidated results since October 1, 2016 (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net sales	$527.5	$494.2	$278.8	$248.9

Net income (loss)	$(15.7)	$41.7	$(3.7)	$41.5

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

Goodwill

Changes in goodwill for the six months ended March 31, 2018 were as follows (in thousands):

		Cubic Global	Cubic
	Transportation	Defense	Mission
	Systems	Systems	Solutions	Total

Net balances at September 30, 2017	$50,870	$270,692	$—	$321,562
Reassignment on October 1, 2017	—	(125,321)	125,321	—
Acquisitions	—	—	6,676	6,676
Foreign currency exchange rate changes	1,823	256	221	2,300
Net balances at March 31, 2018	$52,693	$145,627	$132,218	$330,538

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

We estimated the fair value of CGD Systems and CMS based upon market multiples from publicly traded comparable companies in addition to discounted cash flows models for CMS and for a combination of CGD Systems and CMS based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the discrete financial forecasts. The future cash flows were discounted to present value using a discount rate of 13% for our CMS reporting unit and 11% for the combination of our CGD Systems and CMS reporting units.

Circumstances that might indicate an impairment is more-likely-than-not include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Any resulting impairment determined would be recorded in the current period.

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

Our most recent annual goodwill impairment test for our Cubic Transportation Systems (CTS) reporting unit was our 2017 annual impairment test completed as of July 1, 2017. The results of our 2017 annual impairment test indicated that the estimated fair value for our CTS reporting unit exceeded its carrying value by over 100%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

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

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Continuing operations:
Weighted average shares - basic	27,215	27,095	27,223	27,103
Effect of dilutive securities	—	37	—	56
Weighted average shares - diluted	27,215	27,132	27,223	27,159

Number of anti-dilutive securities	1,002	—	995	—

Discontinued operations:
Weighted average shares - basic	27,215	27,095	27,223	27,103
Effect of dilutive securities	83	—	103	—
Weighted average shares - diluted	27,298	27,095	27,326	27,103

Number of anti-dilutive securities	—	989	—	1,095

Net income (loss):
Weighted average shares - basic	27,215	27,095	27,223	27,103
Effect of dilutive securities	—	—	—	56
Weighted average shares - diluted	27,215	27,095	27,223	27,159

Number of anti-dilutive securities	1,002	989	995	—

Note 4 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2018	2017

Accounts receivable
Billed	$140,251	184,983
Unbilled	170,485	186,950
Allowance for doubtful accounts	(863)	(436)
Total accounts receivable	309,873	371,497
Less estimated amounts not currently due	(16,568)	(17,457)
Current accounts receivable	$293,305	$354,040

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from March 31, 2018 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The noncurrent balance at September 30, 2017 represented noncurrent amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2018	2017

Finished products	$3,032	$4,369
Work in process and inventoried costs under long-term contracts	98,733	84,131
Materials and purchased parts	15,101	10,163
Customer advances	(11,119)	(10,948)
Net inventories	$105,747	$87,715

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

At March 31, 2018, work in process and inventoried costs under long-term contracts includes approximately $1.6 million in costs incurred outside the scope of work or in advance of a contract award compared to $4.3 million at September 30, 2017. We believe it is probable that we will recover the costs inventoried at March 31, 2018, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on certain transportation customer contracts to develop and manufacture systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.1 million and $3.6 million for the quarter and six-month periods ended March 31, 2018, respectively, and $2.4 million and $4.8 million for the quarter and six-month periods ended March 31, 2017, respectively.

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

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $2.0 million and $4.6 million for the quarter and six-month periods ended March 31, 2018, respectively, and $4.5 million and $6.5 million for the quarter and six-month periods ended March 31, 2017, respectively.

In addition to software costs that were capitalized, during the quarter and six-month periods ended March 31, 2018 we recognized expenses related to the development and implementation of our ERP system of $4.0 million and $10.3 million, respectively, compared to $3.7 million and $10.0 million during the quarter and six-month periods ended March 31, 2017, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $11.4 million at both March 31, 2018 and September 30, 2017.

We make contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying values of assets set aside to fund deferred compensation liabilities as of March 31, 2018 and September 30, 2017 were $6.0 million and $5.3 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

At March 31, 2018, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

•	Deltenna: Payment of up to $7.6 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022.
•

TeraLogics: Payment of up to $1.8 million if TeraLogics meets certain sales goals in fiscal year 2018; and up to $1.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018.

•	H4 Global: Payment of up to $3.5 million of contingent consideration based upon the value of contracts entered over the five-year period ended September 30, 2020.

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include the Deltenna contingent consideration and a portion of the TeraLogics contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factors used in the March 31, 2018 valuations were 48% for Deltenna and 20% for TeraLogics. The volatility factor used in the September 30, 2017 valuations were 40% for Deltenna and 15% for TeraLogics. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

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

As of March 31, 2018, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	Deltenna	Total
Balance as of September 30, 2017	$591	$800	$2,450	$1,376	$5,217
Cash paid to seller	—	—	(1,750)	—	(1,750)
Total remeasurement (gain) loss recognized in earnings	113	100	100	(15)	298
Balance as of December 31, 2017	$704	$900	$800	$1,361	$3,765
Total remeasurement (gain) loss recognized in earnings	222	—	100	(168)	154
Balance as of March 31, 2018	$926	$900	$900	$1,193	$3,919

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$8,501	$—	$—	$8,501
Current derivative assets	—	2,520	—	2,520	—	2,591	—	2,591
Noncurrent derivative assets	—	265	—	265	—	1,128	—	1,128
Total assets measured at fair value	$—	$2,785	$—	$2,785	$8,501	$3,719	$—	$12,220
Liabilities
Current derivative liabilities	—	3,620	—	3,620	—	3,456	—	3,456
Noncurrent derivative liabilities	—	265	—	265	—	1,128	—	1,128
Contingent consideration to seller of Deltenna	—	—	1,193	1,193	—	—	1,376	1,376
Contingent consideration to seller of TeraLogics - contract extensions	—	—	900	900	—	—	800	800
Contingent consideration to seller of TeraLogics - revenue targets	—	—	900	900	—	—	2,450	2,450
Contingent consideration to seller of H4 Global	—	—	926	926	—	—	591	591
Total liabilities measured at fair value	$—	$3,885	$3,919	$7,804	$—	$4,584	$5,217	$9,801

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	March 31,	September 30,
	2018	2017
Fair value	$195.7	$202.1
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the quarter and first half of fiscal 2018 or 2017 other than assets and liabilities acquired in business acquisitions, and the fair value of our new CMS and CGD Systems reporting units described in Note 2 above.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At March 31, 2018, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.66%. Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At March 31, 2018, our total debt issuance costs have an unamortized balance of $2.2 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2018, there were borrowings totaling $77.0 million under this agreement and there were letters of credit outstanding totaling $58.5 million, which reduce the available line of credit to $264.4 million. The $58.5 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into additional interest expense over the life of the related debt.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of March 31, 2018 was $14.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of March 31, 2018, we had letters of credit and bank guarantees outstanding totaling $71.2 million, which includes the $58.5 million of letters of credit on the Revolving Credit Agreement above and $12.7 million of letters of credit issued under other facilities. The total of $71.2 million of letters of credit and bank guarantees includes $54.4 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $16.7 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British pounds (equivalent to approximately $28.0 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2018, no amounts were outstanding under this borrowing arrangement.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.4 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2018, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2018, these agreements restrict such distributions to shareholders to a maximum of $79.9 million in fiscal year 2018.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $3.0 million at March 31, 2018 and $2.9 million at September 30, 2017.

Note 7 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$306	$302	$155	$151
Interest cost	3,781	3,518	1,901	1,759
Expected return on plan assets	(7,095)	(6,400)	(3,570)	(3,201)
Amortization of actuarial loss	1,398	1,822	706	912
Administrative expenses	220	94	110	47
Net pension cost (benefit)	$(1,390)	$(664)	$(698)	$(332)

Note 8 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through March 31, 2018, the Compensation Committee has granted 1,078,129 RSUs with time-based vesting and 1,172,464 RSUs with performance-based vesting under this program.

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

Through March 31, 2018, Cubic has granted 2,250,593 RSUs of which 623,994 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At March 31, 2018, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 420,182.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2017	1,045,187	45.86
Granted	332,686	61.13
Vested	(125,837)	46.37
Forfeited	(230,391)	48.14
Unvested at March 31, 2018	1,021,645	$50.26

Note 9 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and six-month periods ended March 31, 2018 and 2017 as follows (in thousands):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of sales	$372	$283	$216	$108
Selling, general and administrative	2,125	2,908	654	907
	$2,497	$3,191	$870	$1,015

As of March 31, 2018, there was $45.9 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $22.9 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2018. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 10 – Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The legislation is broad and complex and significantly revises the U.S. corporate income tax system by, among other things, reducing the current corporate federal income tax rate to 21% from 35%, adopting a partial territorial regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries. The rate reduction is effective January 1, 2018 resulting in a U.S. statutory rate for fiscal year 2018 of 24.5% and 21% for subsequent fiscal years. At March 31, 2018, we have not completed our accounting related to the initial tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

The final transition impact of the Tax Act may differ, possibly materially, from the estimates provided, due to, among other things, changes in interpretations of the Tax Act, regulatory guidance that may be issued, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impact. The SEC has issued Staff Accounting Bulletin No. 118, which was codified in March 2018 under ASU 2018-05, that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments within the one year time period provided.

Based on an initial assessment, a provisional discrete tax benefit of $4.3 million has been recorded in the three months ended December 31, 2017 related to the re-measurement of U.S. net deferred tax liabilities at the lower enacted corporate tax rate. An additional provisional discrete tax benefit of $3.0 million has been recorded in the three months ended March 31, 2018.  While other deferred tax assets and liabilities will also be reduced, such reduction is expected to be offset by changes to our U.S. valuation allowance. The one-time transition tax is based on post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. At present, we do not anticipate a material impact on the income statement from the one-time transition tax and therefore have recorded a provisional amount of $0 as of March 31, 2018. We have not yet completed our calculation of the total post-1986 E&P of our foreign entities, and as such the calculation is subject to further refinement.

During the quarter ended March 31, 2018 we classified the CGD Services business as discontinued operations. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. For the six months ended March 31, 2018, we recognized a combined gain from discontinued operations and other comprehensive income and a loss from continuing operations and therefore recorded tax expense of $1.2 million and $1.3 million, respectively, to discontinued operations and other comprehensive income with an offsetting $2.5 million benefit to continuing operations.

Income tax benefit recognized on pre-tax losses from continuing operations for the six months ended March 31, 2018 resulted in an effective tax rate of negative 8.2% which differs from the effective tax rate of negative 132.3% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix, the overall level of pre-tax income (loss) and discrete tax benefits resulting from enactment of the Tax Act. The effective tax rate for the six months ended March 31, 2018 differs from the U.S. statutory tax rate of 24.5% primarily due to jurisdictional mix of pre-tax income (loss), and U.S. losses for which no tax benefit can be realized due to a valuation allowance, offset by discrete tax benefits resulting from the impact of the Tax Act. Income tax expense recognized on pre-tax losses from continuing operations for the three months ended March 31, 2018 resulted in an effective tax rate of negative 72.8% as compared to 498.0% for the quarter ended March 31, 2017. The year-over-year comparison of effective tax rates is not meaningful due to the impact of applying the accounting guidance provided by ASC 740-270-45-8 in order to determine tax expense from discontinued operations.

The amount of net unrecognized tax benefits was $6.6 million as of March 31, 2018 and $6.5 million as of September 30, 2017, exclusive of interest and penalties. At March 31, 2018, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $3.8 million. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $3.0 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of March 31, 2018, the years open under the statute of limitations in significant jurisdictions include fiscal years 2014-2017 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

As of March 31, 2018, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through March 31, 2018, a total valuation allowance of $60.9 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2018 and September 30, 2017 (in thousands):

	Notional Principal
	March 31, 2018	September 30, 2017
Instruments designated as accounting hedges:
Foreign currency forwards	$128,877	$125,486

Instruments not designated as accounting hedges:
Foreign currency forwards	$30,078	$35,117

Included in the amounts not designated as accounting hedges at March 31, 2018 and September 30, 2017 were foreign currency forwards with notional principal amounts of $19.2 million and $18.5 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.2 million and $1.8 million were recognized in other income (expense), net for the three months ended March 31, 2018 and 2017, respectively, related to these forwards. Unrealized losses of $0.2 million and $1.9 million were recognized in other income (expense), net for the six months ended March 31, 2018 and 2017, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2018 and September 30, 2017. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of March 31, 2018 or September 30, 2017.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2018	September 30, 2017
Asset derivatives:
Foreign currency forwards	Other current assets	$2,519	$2,591
Foreign currency forwards	Other noncurrent assets	265	1,128
		$2,784	$3,719
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,620	$3,456
Foreign currency forwards	Other noncurrent liabilities	265	1,128
Total		$3,885	$4,584

The tables below present gains and losses recognized in other comprehensive loss for the three and six months ended March 31, 2018 and 2017 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Six Months Ended
	March 31, 2018		March 31, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(203)	$(798)	$(1,631)	$1,833

Three Months Ended
	March 31, 2018		March 31, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(859)	$(24)	$(1,017)	$502

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and six-month periods ended March 31, 2018 and 2017. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.7 million, net of income taxes.

Note 12 — Segment Information

We define our operating segments and reportable segments based on the way our chief executive officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. Through September 30, 2017, our company was aligned in our CGD Systems and CTS operating segments, which were also our reportable segments. In 2016, we formalized the structure of our CMS business unit within our CGD Systems operating segment. CMS combines and integrates our C4ISR and secure communications operations. Through September 30, 2017, we concluded that CMS was not a separate operating segment based upon factors including the nature of information presented to our chief executive officer and Board of Directors and the consequential level at which certain resource allocations and performance assessments were made. In the first quarter of fiscal 2018, we began providing additional financial information to our chief executive officer and Board of Directors at the CMS level, which allowed greater resource allocation decisions and performance assessments to be made at that level. As such, we concluded that CMS became a separate operating segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

Business segment financial data is as follows (in millions):

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Sales:
Cubic Transportation Systems	$313.5	$271.5	$167.0	$139.6
Cubic Global Defense Systems	144.3	158.3	75.5	79.7
Cubic Mission Solutions	69.2	62.6	36.1	28.7
Total sales	$527.0	$492.4	$278.6	$248.0

Operating income (loss):
Cubic Transportation Systems	$24.1	$17.5	$14.2	$7.8
Cubic Global Defense Systems	6.7	8.1	5.3	4.8
Cubic Mission Solutions	(16.7)	(13.0)	(7.8)	(9.2)
Unallocated corporate expenses	(27.7)	(24.3)	(13.4)	(9.5)
Total operating loss	$(13.6)	$(11.7)	$(1.7)	$(6.1)

Depreciation and amortization:
Cubic Transportation Systems	$6.2	$4.4	$3.0	$2.0
Cubic Global Defense Systems	3.2	3.8	1.5	1.8
Cubic Mission Solutions	11.1	12.7	5.2	5.9
Corporate	3.0	3.1	1.4	1.9
Total depreciation and amortization	$23.5	$24.0	$11.1	$11.6

Unallocated corporate costs in the second quarter of 2018 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $5.7 million compared to $6.0 million in the second quarter of last year. Unallocated corporate costs included $13.7 million of costs incurred in the first half of 2018 for strategic and IT system resource planning compared to $14.6 million in the first half of last year. As described in Note 2, the operating results of CGD Services have been classified as discontinued operations in the condensed consolidated statements of income (loss) for all periods presented. In the application of the accounting requirements for discontinued operations, corporate overhead is not allocated to discontinued operations. Therefore, certain corporate overhead costs that had previously been allocated to the CGD Services segment have been included in the unallocated corporate expenses amounts above. Such amounts totaled $1.9 million and $2.0 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, and totaled $3.9 million for the first half of both years.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased our operating loss by $0.3 million and increased our operating loss by $2.2 million for the three and six months ended March 31, 2018, respectively, and decreased our operating loss by $3.4 million and increased our operating loss by $1.3 million for the three and six months ended March 31, 2017, respectively. These adjustments decreased our net loss from continuing operations by $0.3 million ($0.01 per share) and increased our net loss from continuing operations by $1.6 million ($0.06 per share) for the three and six months ended March 31, 2018, respectively, and increased our net income from continuing operations by $2.3 million ($0.09 per share) and decreased our net income from continuing operations by $0.6 million ($0.02 per share) for the three and six months ended March 31, 2017, respectively.

CMS Investment in Private Start-Up Company

As of March 31, 2018 our CMS segment had total secured loans outstanding of $3.7 million to a thinly capitalized private start-up company in the U.S. that develops technologies for unmanned aircraft systems. The loans are secured by virtually all of the intellectual property owned by the investee. CMS also obtained warrants in the investee in connection with this debt financing, with a carrying value of $0.7 million at March 31, 2018. The note receivable matures on June 30, 2018 and is classified within other current assets and the warrants are classified within non-current other assets on our Condensed Consolidated Balance Sheets. The note receivable is held at amortized cost and the warrants are held at their historical cost.

On a quarterly basis we consider whether any portion of the value of the warrants or note receivable may have been impaired. The investee will need additional liquidity to continue to invest in their operations and repay our note when it matures. However, we believe that the assets, including intellectual property that secure our investments exceed the carrying value of our investment balances, thus no impairments were identified during the quarter ended March 31, 2018. However, if the technologies owned by the investee are determined to be more difficult to commercialize than we currently anticipate, we could be required to recognize impairments in the future.

CTS Contract with Public-Private Partnership

In March 2018, CTS and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston. HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture.

MBTA will make estimated payments of $664 million to OpCo. in connection with the contract to implement the fare payment system and to operate and maintain the system over ten years. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system over the ten year period have been subcontracted to CTS. CTS will receive estimated payments of $510 million under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures when the fare system contract reaches a service milestone which is expected to occur in 2021. CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances but no amounts have been drawn on this letter of credit as of March 31, 2018.

OpCo. has entered into a long term debt agreement with a group of financial institutions that it will use to pay CTS during the first three years of its subcontract to design and build the fare system for the MBTA. The maximum amount of OpCo.’s financing facility is $212.4 million, and OpCo. will repay the debt over the ten year period of the operations and maintenance contract. The debt bears interest at a variable rate of LIBOR plus 1.3%. Through March 31, 2018 OpCo. has received proceeds from debt issuances of $3.3 million. The P3 Venture has incurred deferred financing costs totaling $9.0 million. OpCo.’s debt is nonrecourse with respect to Cubic and its subsidiaries.

A summary of the consolidated net assets and liabilities of OpCo. and HoldCo. follows:

	March 31,	September 30,
	2018	2017
	(in thousands)
Current assets	$11,137	$—
Noncurrent assets	8,407	—
Total assets	$19,544	$—

Current liabilities	$957	$—
Noncurrent liabilities	18,587	—
Total liabilities	19,544	—
Total Cubic equity	—
Noncontrolling interests	—	—
Total liabilities and owners' equity	$19,544	$—

OpCo. and HoldCo had no material operating activities for the three months ended March 31, 2018.

The net assets, results of operations, and cash flows of these entities are immaterial to our Condensed Consolidated Financial Statements and have not been consolidated as of and for the three and six months ended March 31, 2018.

Note 13 — Legal Matters

We are not a party to any material pending proceedings and we consider all matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2018

Cubic Corporation is a market-leading, technology provider of integrated solutions that increase situational understanding for transportation, defense C4ISR and training customers worldwide to decrease urban congestion and improve the militaries’ effectiveness and operational readiness. We design, integrate and operate systems, products and services to serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world.

We operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD Systems), and Cubic Mission Solutions (CMS). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide through common technologies. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion. We organize our business segments based on the nature of the products and services offered.

On April 18, 2018, we entered into a definitive agreement to sell the Cubic Global Defense Services (CGD Services) business. The product offerings of the Non-OEM CGD Services business and the markets where it competes no longer fit with our strategy. The scale required to compete profitably in the defense services industry has increased meaningfully, and technology is no longer a market differentiator. The sale of the CGD Services business enables us to better concentrate our resources on markets with stronger growth and higher margins, and further increases our financial flexibility to pursue profitable growth opportunities that enhance shareholder returns. In March 2018 all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows of CGD Services have been classified as discontinued operations and have been excluded from amounts described below.

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

Consolidated Overview

Sales for the quarter ended March 31, 2018 increased 12% to $278.6 million from $248.0 million in the second quarter of last year. For the first six months of the fiscal year, consolidated sales increased 7% to $527.0 million compared to $492.4 million last year. For the quarter, sales from CTS and CMS increased by 20% and 26%, respectively, while sales from CGD Systems decreased by 5%. For the first half of the fiscal year, sales from CTS and CMS increased by 15% and 11%, respectively, while sales from CGD Systems decreased by 9%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a positive impact on sales of $7.5 million for the second quarter and $12.3 million for the first half of the year compared to the same periods last year, and virtually all of this impact was at our CTS segment. Sales generated by businesses we acquired during 2018 and 2017 totaled $0.9 million and $3.1 million for the three- and six-month periods ended March 31, 2018 compared to $0.7 million and $0.8 million for the three- and six-month periods ended March 31, 2017.  See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $1.7 million in the second quarter of fiscal 2018 compared to $6.1 million in the second quarter of last year. CTS and CGD Systems had increases in operating income of 82% and 10%, respectively, while the CMS operating loss decreased by 15% for the quarter. Unallocated corporate and other costs for the second quarter of 2018 were $13.4 million compared to $9.5 million in 2017. The increase in unallocated corporate costs included an increase in unallocated IT costs which totaled $8.0 million in the second quarter of fiscal 2018 compared to $6.0 million for last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had a positive impact on our quarterly operating results of $1.1 million in the second quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our consolidated operating loss for the first half of fiscal 2018 increased 16% to $13.6 million from $11.7 million last year. The operating loss for CMS increased 28% in the first six months of fiscal 2018 compared to the first six months of last year, while the CGD Systems operating loss for the first half of fiscal 2018 decreased by 17% and CTS operating income increased 38%. Unallocated corporate and other costs for the first half of fiscal 2018 were $27.7 million compared to $24.3 million in the first half of 2017. The increase in unallocated corporate costs included an increase in unallocated IT costs which totaled $17.4 million in the first half of fiscal 2018 compared to $14.6 million for the first half of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had a positive impact on our operating results of $1.6 million in the first half of fiscal 2018 compared to the same period last year.

As described above, the operating results for CGD Services have been classified as discontinued operations in the condensed consolidated statements of income (loss) for all periods presented. In the application of the accounting requirements for discontinued operations, corporate overhead is not allocated to discontinued operations. Therefore, certain corporate overhead costs that had previously been allocated to the CGD Services segment have been included in our operating loss within the unallocated corporate costs amounts above. Such amounts totaled $1.9 million and $2.0 million in the second quarter of fiscal 2018 and fiscal 2017, respectively, and totaled $3.9 million for the first half of both years.

Our gross margin percentage on product sales decreased to 26% in the second quarter of 2018 from 29% in the second quarter last year, due to product mix driven by lower shipments of air combat training systems and some cost growth on certain CTS development contracts in Europe. The gross margin percentage on our product sales was 28% for the first half of fiscal 2018 and 2017. Our gross margin percentage on service sales was 35% in the second quarter of 2018 compared to 26% in the second quarter of last year, and increased to 31% for the first half of fiscal 2018 compared to 29% for the first half of last year. The increase in gross margins on service sales was primarily driven by improved operational efficiencies and a favorable service mix in our service contracts.

Selling, general and administrative (SG&A) expenses increased in the second quarter of 2018 to $63.8 million compared to $54.6 million in 2017. For the six-month period, SG&A expenses increased to $125.5 million compared to $113.8 million last year. As a percentage of sales, SG&A expenses were 23% for the second quarter and 24% for the six-month period ended March 31, 2018, compared to 22% for the second quarter and 23% for the six-month period ended March 31, 2017. The increases in SG&A expense for the second quarter and first half of fiscal 2018 as compared to the same periods in fiscal 2017 were primarily due to an expansion of IT services supporting the businesses, increases in bid and proposal costs on new business pursuits at CTS, and an increase in expense related to contingent consideration for recent business acquisitions between these periods. Contingent consideration on business acquisitions is measured at its estimated fair value at each reporting period based upon a number of assumptions including projections regarding whether the acquired companies are expected to achieve goals that will trigger payment of the consideration. Changes in the fair value of contingent consideration are recognized in SG&A expense.

Company funded research and development (R&D) expenditures increased to $14.2 million for the second quarter compared to $12.9 million last year, and increased to $26.2 million for the six-month period this year compared to $21.9 million last year. The increases in R&D expenditures were predominantly incurred by CGD Systems related to the development of innovative next generation training system technologies. These increases in R&D expense were partially offset by lower R&D costs incurred by CTS during these comparative periods. In the second quarter and first half of fiscal 2017, CTS had incurred $2.2 million and $3.4 million of expenditures, respectively, related to the development of technologies for use on the New York Fare Payment System project. Such development costs were recognized as R&D expense in fiscal 2017 because we had not yet been awarded this contract. In October 2017, we were awarded the New York Fare Payment System contract and therefore, in the first quarter of fiscal 2018, such development costs began being classified as costs of sales.

Amortization of purchased intangibles for the second quarter of 2018 decreased to $6.5 million from $7.3 million in 2017 due to reductions in amortization for intangible assets that are amortized using accelerated methods. Amortization of purchased intangibles for the first six months of 2018 decreased to $13.8 million from $15.7 million in 2017.

Interest expense for the second quarter of fiscal 2018 decreased to $2.9 million, compared to $4.3 million in the second quarter of last year. Interest expense for the first half of fiscal 2018 decreased to $5.6 million, compared to $7.8 million in the first half of last year. The decreased interest expense was primarily caused by the decrease in our average outstanding debt balances during these quarters.

Our net loss from continuing operations in the second quarter of fiscal 2018 was $3.3 million compared to net income of $41.9 million in the second quarter last year. For the first half of fiscal 2018, our net loss from continuing operations was $14.8 million compared to net income from continuing operations of $42.9 million last year. The change in net (income) loss from continuing operations was most significantly impacted by the income tax provisions described below and the changes in operating income described above.

The income tax benefit recognized on pre-tax losses from continuing operations for the six months ended March 31, 2018 resulted in an effective tax rate of 8.2%, which differs from the effective tax rate of negative 132.3% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix, the overall level of pre-tax income (loss) and discrete tax benefits resulting from enactment of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Additionally, income tax expense recognized on pre-tax losses from continuing operations for the three months ended March 31, 2018 resulted in an effective tax rate of negative 72.8% as compared to 498.0% for the quarter ended March 31, 2017. The year-over-year comparison of effective tax rates is not meaningful due to the impact of applying the accounting guidance provided by ASC 740-270-45-8 in order to determine tax expense from discontinuing operations. As a result of the Tax Act, tax expense for the six months ended March 31, 2018 includes a one-time non-cash tax benefit of $7.3 million, primarily related to the re-measurement of certain U.S. deferred tax liabilities and the impact of the utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets. This estimated net tax benefit is based on our current analysis of the Tax Act and may be adjusted in future periods as we collect additional information and evaluate any regulatory guidance. After considering the impact of the U.S. valuation allowance, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2018 cannot be made, since relatively small changes in our projected income produce a significant variation in our effective tax rate.

Our net income from discontinued operations in the second quarter of fiscal 2018 was $1.3 million compared to a net loss from discontinued operations of $41.4 million in the second quarter last year. For the first half of fiscal 2018, our net income from discontinued operations was $2.9 million compared to a net loss from discontinued operations of $45.3 million last year. The assets and liabilities of a discontinued operation held for sale are measured at lower of carrying value or fair value less cost to sell. As a result, at March 31, 2018 we recognized a loss of $6.9 million within discontinued operations for the excess of the carrying value of the net assets of CGD Services less the sales price in the definitive agreement less estimated selling costs. The income taxes on the pre-tax income of the discontinued operations also had a significant impact on the changes in the net income of discontinued operations, as described above.

Cubic Transportation Systems Segment (CTS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Transportation Systems Segment Sales	$313.5	$271.5	$167.0	$139.6

Transportation Systems Segment Operating Income	$24.1	$17.5	$14.2	$7.8

CTS sales increased 20% in the second quarter of fiscal year 2018 to $167.0 million compared to $139.6 million in the second quarter of last year, and increased 15% for the first half of fiscal 2018 to $313.5 million from $271.5 million last year. For the quarter and first half of the year, sales were higher in the U.S. primarily due to system development on the New York New Fare Payment System contract, which was awarded in October 2017. Sales were higher in the U.K and Australia for the quarter and first half of the year largely due to the positive impact of exchange rates. Increased work on service contracts in London also increased CTS sales for the quarter and first half of the year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $7.1 million for the second quarter of fiscal 2018 and $11.8 million for the six-month period compared to the same periods last year, primarily due to the strengthening of the British pound against the U.S. dollar.

CTS operating income increased 82% in the second quarter of fiscal 2018 to $14.2 million compared to $7.8 million in the second quarter of last year, and increased 38% for the first half of fiscal 2018 to $24.1 million from $17.5 million for the first half of last year. Operating income for the second quarter and first half were higher in the U.S. primarily due to decreased R&D spending of $2.4 million and $5.3 million, respectively. R&D expenses in the second quarter and first half of fiscal 2018 included $2.2 million and $3.4 million of expenditures, respectively, related to the development technologies expected to be used New York New Fare Payment System project. For the second quarter operating income was also higher from system development work and services provided to our customers in Europe. During the first quarter CTS implemented our new enterprise resource planning (ERP) system, and as a result began amortizing the cost of certain capitalized software into its operating results. This resulted in a decrease in operating income of $1.1 million for the second quarter and $2.1 million for the first half compared to the same periods last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $1.3 million for the second quarter of fiscal 2018 and $1.9 million for the six-month period compared to the same periods last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Cubic Global Defense Systems Segment Sales	$144.3	$158.3	$75.5	$79.7

Cubic Global Defense Systems Segment Operating Income	$6.7	$8.1	$5.3	$4.8

CGD Systems sales decreased 5% in the second quarter of fiscal 2018 to $75.5 million compared to $79.7 million last year, and decreased 9% for the first half of fiscal 2018 to $144.3 million from $158.3 million last year. Sales decreased for the second quarter and first half of the year primarily from air combat training systems and live-fire ground combat training systems. Deltenna, the sole business acquired during fiscal years 2018 and 2017 whose operations are included in our CGD Systems operating segment, had no significant sales or operating profits in the first half of fiscal 2018, and its operations were not consolidated into our financial statements in the first half of fiscal 2017. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.4 million for the second quarter of 2018 and $0.5 million for the six-month period ended March 31, 2018 compared to the same periods last year.

CGD Systems operating income was $5.3 million in the second quarter of fiscal 2018 compared to $4.8 million last year, and $6.7 million for the first half of 2018 compared to $8.1 million for the first half of last year. The increase in operating income in the second quarter was due primarily to higher margins from virtual training systems products, partially offset by higher R&D spending and lower profits on lower sales of live-fire training systems, as mentioned above. For the first half of the fiscal year lower operating income was driven by an increase in R&D expenditures of $4.5 million from the first half of fiscal 2017 to the first half of 2018. The increase in R&D expenditures is indicative of the acceleration of our development of innovative training systems. Operating profits decreased for the first half of the year on lower sales of air combat training systems but this decrease was more than offset by higher profit margins from virtual training systems and ground combat training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for the second quarter of fiscal 2018 and $0.3 million for the six-month period ended March 31, 2018 compared to the same periods last year.

Cubic Mission Solutions Segment (CMS)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Cubic Mission Solutions Segment Sales	$69.2	$62.6	$36.1	$28.7

Cubic Mission Solutions Segment Operating Loss	$(16.7)	$(13.0)	$(7.8)	$(9.2)

CMS sales increased 26% in the second quarter of fiscal 2018 to $36.1 million compared to $28.7 million last year, and increased by 11% for the first half of fiscal 2018 to $69.2 million from $62.6 million for the first half of last year. The increases in sales for the second quarter and first half of the year were predominantly due to increased orders and shipments of tactical networking products in these periods. Sales of secure communications and full motion video products and services were relatively flat for the second quarter and first half of fiscal 2018. Businesses acquired during fiscal years 2018 and 2017 whose operations are included in our CMS operating segment, had sales of $0.8 million and $0.7 million for the quarters ended March 31, 2018 and 2017, respectively, and had sales of $3.0 million and $0.8 million for the first half of fiscal years 2018 and 2017, respectively.

The CMS operating loss was $7.8 million in the second quarter of fiscal 2018 compared to $9.2 million last year, and $16.7 million for the first half of 2018 compared to $13.0 million for the first half of last year. For the quarter, the CMS operating loss decreased primarily due to higher volume of shipments and sales of tactical networking products for the quarter.

For the first half of fiscal 2018, operating profits were negatively impacted by a $5.0 million increase in R&D expenditures as well as due to sales mix, as sales of higher-margin expeditionary satellite communications products declined for the first half of the year due to timing. Businesses acquired during fiscal years 2018 and 2017 whose operations are included in our CMS operating segment, had operating losses of $1.1 million and $0.5 million for the quarters ended March 31, 2018 and 2017, respectively, and had operating losses of $1.0 million and $1.6 million for the first half of fiscal years 2018 and 2017, respectively.

Backlog

	March 31,	September 30,
	2018	2017
	(in millions)
Total backlog
Transportation Systems	$2,962.1	$2,043.9
Cubic Global Defense Systems	378.6	420.3
Cubic Mission Solutions	69.0	72.3
Total	$3,409.7	$2,536.5

Total backlog increased by $873.2 million from September 30, 2017 to March 31, 2018 primarily due to the award of contracts to CTS in New York and Boston. These contracts together added approximately $1.1 billion to the backlog of CTS when they were awarded. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $31.8 million compared to September 30, 2017.

Liquidity and Capital Resources

Operating activities provided cash of $1.0 million for the six-month period ended March 31, 2018. A significant decrease in accounts receivable positively impacted operating cash flows; however, this was largely offset by an increase in inventory at CTS and CMS for upcoming scheduled deliveries and a decrease in payables.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new ERP software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $14.9 million in the first half of fiscal 2018. Of this amount, $10.3 million was recognized as expense and is reflected in cash flows used in operations, while $4.6 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the six-month period also included $9.5 million of cash paid related to the acquisition of a business in our CMS segment.

Financing activities for the six-month period consisted primarily of net short-term borrowings of $22.0 million. We also used $2.3 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.7 million. Restricted cash increased $5.7 million related to a contractual requirement.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $1.1 million to our cash balance as of March 31, 2018 compared to September 30, 2017.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing in March 2025. In addition, pursuant to the agreement, in July 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing in March 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should our leverage ratio exceed a certain level. In February 2016, we revised the note purchase agreement and issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing in March 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At March 31, 2018, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.66%. Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At March 31, 2018, our total debt issuance costs have an unamortized balance of $2.2 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2018, there were borrowings totaling $77.0 million under this agreement and there were letters of credit outstanding totaling $58.5 million, which reduce the available line of credit to $264.4 million. The $58.5 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. These agreements also contain customary events of default, including, without limitation: (a) failure by Cubic to pay principal or interest on the Notes when due; (b) failure by Cubic or certain of its subsidiaries to comply with the covenants in the agreements; (c) failure of the representations and warranties made by Cubic or certain of its subsidiaries to be correct in any material respect; (d) cross-defaults with other indebtedness of Cubic or certain of its subsidiaries resulting in the acceleration of the maturity thereof; (e) certain bankruptcy and insolvency events with respect to Cubic or certain of its subsidiaries; (f) failure by Cubic or certain of its subsidiaries to satisfy certain final judgments when due; and (g) a change in control of Cubic, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into interest expense over the life of the related debt.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of March 31, 2018 was $14.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British pounds (equivalent to approximately $28.0 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2018, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2018, these agreements restrict such distributions to shareholders to a maximum of $79.9 million in fiscal year 2018.

As of March 31, 2018, virtually all of the $71.1 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

Prior to the Tax Act, we provided deferred taxes on all undistributed foreign earnings, as we did not consider these amounts permanently reinvested. Under the transition to a modified territorial tax system whereby all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax, we wrote off the existing U.S. deferred tax liability on undistributed foreign earnings with a corresponding increase to the valuation allowance during the first quarter of 2018. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Our financial condition remains strong with working capital of $316.8 million and a current ratio of 1.9 to 1 at March 31, 2018. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On December 22, 2017, the U.S. government enacted the Tax Act. Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 10 below, at March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. We will adopt ASU 2014-09 using the “modified retrospective” method of adoption, meaning the cumulative effect of applying ASU 2014-09 will be recognized as an adjustment to the opening retained earnings balance in the year of adoption. We expect that we will record an increase to our opening retained earnings in the year of adoption, however we cannot reasonably estimate the amount of the adjustment due to the remaining progress to be completed on our open contracts and any new contracts that commence prior to our adoption date. Adoption of ASU 2014-09 will be required for us beginning in the first quarter of fiscal 2019 and we have determined that we will not adopt ASU 2014-09 earlier than required.

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the detailed impact of the adoption of the new standard on our active contracts across all our business segments, developing processes and tools to dual report financial results under both current GAAP and ASU 2014-09, and assessing the impact to our internal control structure. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, we expect that it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through the end of fiscal year 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning October 1, 2018 and, with the exception of a specific portion of the amendment, early adoption is not permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. Adoption of ASU 2016-15 will be required for us beginning on October 1, 2018 and we have determined that we will not adopt ASU 2016-15 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Adoption of ASU 2016-16 will be required for us in our fiscal year beginning October 1, 2018 and we have determined that we will not adopt ASU 2016-16 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Adoption of ASU 2016-18 will be required for us in our fiscal year beginning October 1, 2018 and we have determined that we will not adopt ASU 2016-18 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Adoption of ASU 2017-01 will be required for us in our fiscal year beginning October 1, 2018 and we have determined that we will not adopt ASU 2017-01 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

The FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Act enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. Additionally, ASU No. 2018-02 requires financial statement preparers to disclose (1) a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income, (2) whether they elect to reclassify the stranded income tax effects from the tax reform, and (3) information about other income tax effects related to the application of the tax reform that are reclassified from accumulated other comprehensive income to retained earnings, if any. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that annual period. Early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

•	the timing and likelihood of closing the pending sale of our CGD Services business and the estimated amounts of payments in connection therewith;

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2018 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any material pending proceedings and we consider all matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2017, other than the risk factors below.

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

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have recorded a one-time non-cash tax benefit of $4.3 million in the three months ended December 31, 2017 related to the re-measurement of certain U.S. deferred tax liabilities. In addition, we have recorded a one-time non-cash tax benefit of $3.0 million in the three months ended March 31, 2018 as the result of changes arising from the Tax Act which permits the utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets These amounts  may be subject to further adjustment in subsequent periods throughout fiscal 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS.

While some of the changes made by the tax legislation may be beneficial to us in one or more reporting periods and prospectively, other changes may adversely affect us on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

. The announcement and pendency of the sale of our CGD Services business to Nova Global Supply & Services, LLC (Nova) could have an adverse effect on our stock price and/or our business, results of operations, financial condition and prospects.

The announcement and pendency of the sale of our CGD Services business to Nova pursuant to the stock purchase agreement we entered into on April 18, 2018 (the stock purchase agreement) could disrupt our business in the following ways, among others:

•

customers may determine to delay or defer purchase decisions with regard to CGD Services or terminate and/or attempt to renegotiate their relationships with us as a result of the pending sale, whether pursuant to the terms of their existing agreements with us or otherwise; and

•

the attention of our management may be directed toward the completion of the pending sale and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us.

Should they occur, any of these matters could adversely affect our stock price or harm our business, results of operations, financial condition and prospects.

Inability to complete the sale of our CGD Services business could negatively impact our business, financial condition, results of operations or our stock price.

The completion of the sale of our CGD Services business is subject to a number of conditions, including, among others, clearance under the Hart Scott Rodino Antitrust Improvements Act of 1976, approvals from regulatory bodies having jurisdiction over any such matters and receipt of certain third party consents and there not having been a material adverse effect with respect to the business. We intend to pursue all required approvals and consents in accordance with the terms of the stock purchase agreement. However, no assurance can be given that the required approvals and consents will be obtained and, even if all such approvals and consents are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or consents, or that they will satisfy the terms of the stock purchase agreement. We cannot provide any assurance that these or other conditions to the completion of the pending sale will be satisfied. The stock purchase agreement may also be terminated by us and Nova in certain specified circumstances, including, if the sale has not been consummated by June 30, 2018 due to our inability to satisfy any condition to closing. If the pending sale is not completed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the sale will be completed;
•	we expect to incur substantial transaction costs in connection with the pending sale whether or not it is completed; and
•

under the stock purchase agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the pending sale, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the pending sale is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or our stock price.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
2.1

Stock Purchase Agreement dated April 18, 2018, by and among Nova Global Supply & Services, LLC, Cubic Corporation and Cubic Global Defense, Inc. Incorporated by reference to Form 8-K filed April 18, 2018, file No. 001-08931, Exhibit 2.1.

3.1	Amended and Restated Certificate of Incorporation. Incorporation by reference to Form 10-Q for the quarter ended June 30, 2006 file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed April 22, 2014, file No. 001-08931, Exhibit 3.1.
10.1*	Amendment to Separation Agreement and General Release dated April 10, 2018, by and between Cubic Corporation and John D. Thomas.
10.2*	Amendment to Transition Protection Plan, dated May 1, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 2, 2018	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 2, 2018	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)