Form 10-Q
period 2018-06-30
CUBIC CORP /DE/
filed 2018-08-08
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

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

As of July 25, 2018, registrant had only one class of common stock of which there were 27,252,411 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Products	$468,949	$466,071	$179,761	$167,143
Services	354,240	292,523	116,451	99,041
	823,189	758,594	296,212	266,184
Costs and expenses:
Products	334,202	334,590	125,536	120,575
Services	245,075	208,510	80,401	71,075
Selling, general and administrative expenses	183,720	170,730	58,267	56,898
Research and development	40,113	38,779	13,934	16,901
Amortization of purchased intangibles	19,988	22,948	6,153	7,257
Restructuring costs	3,382	1,616	1,631	326
	826,480	777,173	285,922	273,032

Operating income (loss)	(3,291)	(18,579)	10,290	(6,848)

Other income (expenses):
Interest and dividend income	1,872	682	765	235
Interest expense	(8,152)	(12,202)	(2,567)	(4,357)
Other income (expense), net	(1,881)	717	(3,831)	1,648

Income (loss) from continuing operations before income taxes	(11,452)	(29,382)	4,657	(9,322)

Income tax provision	4,299	5,967	5,627	68,914

Net loss from continuing operations	(15,751)	(35,349)	(970)	(78,236)
Net income from discontinued operations	8,364	10,985	5,380	56,279
Net income (loss)	(7,387)	(24,364)	4,410	(21,957)

Less noncontrolling interest in loss of VIE	(1,881)	—	(1,881)	—

Net income (loss) attributable to Cubic	$(5,506)	$(24,364)	$6,291	$(21,957)

Amounts attributable to Cubic:
Net income (loss) from continuing operations	(13,870)	(35,349)	911	(78,236)
Net income from discontinued operations	8,364	10,985	5,380	56,279
Net income (loss) attributable to Cubic	$(5,506)	$(24,364)	$6,291	$(21,957)

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$(0.51)	$(1.30)	$0.03	$(2.89)
Discontinued operations	$0.31	$0.41	$0.20	$2.08
Basic earnings per share attributable to Cubic	$(0.20)	$(0.90)	$0.23	$(0.81)

Diluted
Continuing operations attributable to Cubic	$(0.51)	$(1.30)	$0.03	$(2.89)
Discontinued operations	$0.31	$0.41	$0.20	$2.08
Diluted earnings per share attributable to Cubic	$(0.20)	$(0.90)	$0.23	$(0.81)

Dividends per common share	$0.14	$0.14	$—	$—

Weighted average shares used in per share calculations:
Basic	27,221	27,100	27,232	27,110
Diluted	27,221	27,100	27,374	27,110

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(7,387)	$(24,364)	$4,410	$(21,957)
Other comprehensive income (loss):
Foreign currency translation	(7,276)	(2,111)	(10,628)	11,193
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(123)	(39)	640	930
Adjustment for net gains/losses realized and included in net income, net of tax	1,101	(1,204)	502	(1,204)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	978	(1,243)	1,142	(274)
Total other comprehensive income (loss)	(6,298)	(3,354)	(9,486)	10,919
Total comprehensive loss	(13,685)	(27,718)	(5,076)	(11,038)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(1,881)	—	(1,881)	—
Comprehensive loss attributable to Cubic, net of tax	$(11,804)	$(27,718)	$(3,195)	$(11,038)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$93,274	$60,143
Cash in consolidated VIE	414	—
Restricted cash	16,695	8,434
Restricted cash in consolidated VIE	10,000	—
Accounts receivable:
Long-term contracts	313,747	354,476
Allowance for doubtful accounts	(1,334)	(436)
	312,413	354,040

Recoverable income taxes	1,103	5,360
Inventories	126,405	87,715
Assets held for sale	8,177	—
Other current assets	45,423	29,951
Current assets of discontinued operations	—	75,900
Total current assets	613,904	621,543

Long-term contract receivables	14,791	17,457
Long-term capitalized contract costs	71,530	56,471
Long-term capitalized contract costs in consolidated VIE	1,159	—
Property, plant and equipment, net	111,775	113,220
Deferred income taxes	4,937	7,385
Goodwill	327,964	321,562
Purchased intangibles, net	74,808	89,858
Other assets	13,229	10,515
Noncurrent assets of discontinued operations	—	98,274
Total assets	$1,234,097	$1,336,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$55,000
Trade accounts payable	110,970	88,521
Trade accounts payable in consolidated VIE	268	—
Customer advances	56,769	56,132
Accrued compensation and other current liabilities	102,142	130,126
Income taxes payable	6,677	9,838
Current liabilities of discontinued operations	—	36,862
Total current liabilities	276,826	376,479

Long-term debt	199,785	199,761
Long-term debt in consolidated VIE	26,562	—
Other long-term liabilities	52,949	70,414
Other long-term liabilities in consolidated VIE	2,090	—

Shareholders’ equity:
Common stock	41,465	37,850
Retained earnings	785,303	794,485
Accumulated other comprehensive loss	(112,924)	(106,626)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	677,766	689,631
Noncontrolling interest in VIE	(1,881)	—
Total shareholders’ equity	675,885	689,631
Total liabilities and shareholders’ equity	$1,234,097	$1,336,285

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Activities:
Net income (loss)	$(7,387)	$(24,364)	$4,410	$(21,957)
Net income from discontinued operations	(8,364)	(10,985)	(5,380)	(56,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,133	35,774	10,642	11,750
Share-based compensation expense	5,100	3,586	2,603	395
Change in fair value of contingent consideration	446	(4,713)	(6)	(2,519)
(Gain) loss on disposal of assets	(1,474)	405	—	—
Deferred income taxes	(10,198)	(10,813)	(10,013)	17,660
Changes in operating assets and liabilities, net of effects from acquisitions:	(44,047)	(34,180)	(35,026)	5,928
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(31,791)	(45,290)	(32,770)	(45,022)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	14,497	28,776	8,364	16,702
NET CASH USED IN OPERATING ACTIVITIES	(17,294)	(16,514)	(24,406)	(28,320)

Investing Activities:
Acquisition of businesses, net of cash acquired	(9,534)	(12,924)	—	—
Purchases of property, plant and equipment	(21,120)	(25,474)	(9,334)	(10,305)
Purchases of marketable securities	—	(18,944)	—	(189)
Proceeds from sales or maturities of marketable securities	—	18,944	—	6,441
Purchase of non-marketable debt and equity securities	(1,472)	(2,200)	(222)	—
Proceeds from the sale of fixed assets	2,400	—	—	—
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(29,726)	(40,598)	(9,556)	(4,053)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	133,795	1,217	133,795	(16)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	104,069	(39,381)	124,239	(4,069)

Financing Activities:
Proceeds from short-term borrowings	198,820	93,080	79,700	23,800
Principal payments on short-term borrowings	(253,820)	(229,080)	(156,700)	(169,800)
Principal payments on long-term debt	—	(320)	—	(104)
Proceeds from long-term borrowings in consolidated VIE	28,378	—	28,378	—
Deferred financing fees in consolidated VIE	(2,180)	—	(2,180)	—
Stock issued under employee stock purchase plan	710	1,712	(88)	279
Purchase of common stock	(2,355)	(2,449)	(31)	(94)
Dividends paid	(3,676)	(3,679)	—	—
Contingent consideration payments related to acquisitions of businesses	(656)	(1,988)	—	—
Net change in restricted cash	(18,626)	71,084	(12,885)	72,597
NET CASH USED IN FINANCING ACTIVITIES	(53,405)	(71,640)	(63,806)	(73,322)

Effect of exchange rates on cash	175	(2,528)	1,242	4,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,545	(130,063)	37,269	(100,753)

Cash and cash equivalents at the beginning of the period	60,143	197,127	56,419	167,817

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$93,688	$67,064	$93,688	$67,064

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Vocality, net	$—	$1,035	$—	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2018

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2017.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As described in Note 13, we concluded that Cubic Mission Solutions (CMS) became a separate operating segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

On April 18, 2018, we entered into a definitive agreement to sell the Cubic Global Defense Services (CGD Services) business. This transaction closed and the sale was completed on May 31, 2018. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results and cash flows of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet at September 30, 2017. Refer to “Note 2 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared with the policies described in our Annual Report on Form 10-K for the year ended September 30, 2017.

Recently Adopted Accounting Pronouncements

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which was codified in March 2018 under ASU 2018-05, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under Accounting Standards Codification (ASC) 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. As described in Note 11 below, at June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

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

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the detailed impact of the adoption of the new standard on our active contracts across all our business segments, developing processes and tools to dual report financial results under both current GAAP and ASU 2014-09, and assessing the impact to our internal control structure. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. For a number of our multiple-element transportation contracts we are currently required to defer the recognition of all revenue and related costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASU 2014-09, deferral of such revenue and costs is not required. As a result, net revenue related to prior periods will be recognized as an increase to retained earnings upon adoption of ASU 2014-09. Additionally, the deferred customer-payment feature of these contracts will require identification of an embedded financing component under ASU 2014-09 which will result in the recognition of financing income for amounts which would have otherwise been recognized as revenue under the legacy standard.

As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through the end of fiscal year 2018.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Adoption of ASU 2016-18 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2016-18 earlier than required. Beginning October 1, 2018 application of this accounting standard update will not impact financial results, but will result in a retrospective change in the presentation of restricted cash, including the inclusion of $8.4 million and $75.6 million of restricted cash on hand at September 30, 2017 and September 30, 2016, respectively, within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. Adoption of ASU 2017-07 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2017-07 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

The FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

Note 2 — Acquisitions and Divestitures

Sale of CGD Services

On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our CGD Services business to the Purchaser. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target. In addition to the upfront cash payment, we are eligible to receive an additional cash payment of $3.0 million based on the achievement of pre-determined earn-out conditions related to the award of certain government contracts. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and at June 30, 2018 we have recorded a receivable from the Purchaser of $3.7 million for the estimated amount due related to the working capital settlement. No amount has been recorded as a receivable related to the potential achievement of earn-out conditions based upon our probability assessment of the achievement of the required conditions.

We have concluded that the sale of the CGD Services business met all of the required conditions for discontinued operations presentation in the second quarter of fiscal 2018. As such, the CGD Services business financial results are reported within discontinued operations in our condensed consolidated financial statements. The operating results and cash flows of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet at September 30, 2017.

In the second quarter of fiscal 2018, we concluded that at March 31, 2018 all of the required factors for the then-expected sale of CGD Services were met for the business to be considered held for sale. The assets and liabilities of a business held for sale are measured at lower of carrying value or fair value less cost to sell. In March 2018, we recognized a $6.9 million loss within discontinued operations upon classification of the CGD Services operations as held for sale, which was calculated as the excess of the carrying value of the net assets of CGD Services less the sales price in the stock purchase agreement of $135.0 million less estimated selling costs of $4.2 million. In the third quarter of fiscal 2018, this loss was adjusted by a reduction of $0.8 million to a total loss of $6.1 million based upon the estimated carrying value of the net assets at the date that the sale closed.

The operations and cash flows of CGD Services are reflected in our consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations through May 31, 2018, the date of the sale. Income from discontinued operations, net of taxes, is comprised of the following for the quarter and nine months ended June 30, 2018 and 2017 (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$262,228	$281,661	$71,867	$95,685
Costs and expenses:
Cost of sales	235,279	255,995	64,597	86,706
Selling, general and administrative expenses	10,676	12,478	3,133	3,196
Amortization of purchased intangibles	1,373	2,145	276	608
Restructuring costs	7	334	—	—
Other income	(15)	(42)	(2)	(9)
Earnings from discontinued operations before income taxes	14,908	10,751	3,863	5,184
Net (gain) loss on sale	6,081	—	(819)	—
Income tax provision (benefit)	463	(234)	(698)	(51,095)
Net income from discontinued operations	$8,364	$10,985	$5,380	$56,279

The carrying amounts of CGD Services segment assets and liabilities that were classified as assets and liabilities of discontinued operations as of September 30, 2017 are as follows (in thousands):

September 30,
2017

Accounts receivable, net	$74,710
Other current assets	1,190
Property and equipment, net	466
Goodwill	94,350
Purchased intangibles, net	8,637
Other noncurrent assets	(5,179)
Total assets	174,174
Accounts payable and other liabilities	36,862
Net assets	$137,312

Under a transition services agreement, we are providing the Purchaser with certain post-closing support primarily consisting of IT and payroll services. We are charging the Purchaser for the post-closing support in amounts that approximate their expected costs, and these support services will be phased out over an approximate seven month period from the date that the sale closed.

Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

MotionDSP

On October 31, 2017 we paid cash of $4.7 million to purchase 49% of the outstanding capital stock of MotionDSP, a private artificial intelligence software company based in Burlingame, California, which specializes in real-time video enhancement and computer vision analytics. On February 21, 2018, we paid net cash of $4.8 million to purchase the remaining outstanding capital stock of MotionDSP. The addition of MotionDSP enhances the capabilities in real-time video processing of our CMS business and expands our customer base in the public safety and other adjacent markets.

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

MotionDSP’s sales and results of operations included in our operating results since its consolidation in our financial statements for the quarter and nine-months ended June 30, 2018 and 2017 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales	$0.4	$—	$0.3	$—
Operating loss	(1.0)	—	(0.2)	—
Net loss after taxes	(1.0)	—	(0.2)	—

MotionDSP’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization	$0.2	$—	$0.2	$—
Acquisition-related expenses	0.7	—	0.1	—

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

The preliminary estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, deferred revenue are preliminary estimates pending the finalization of our valuation analyses. The preliminary estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology valuation used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected cash flows from the assets, over a weighted average useful life of seven years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of MotionDSP with our CMS operating segment, enhancing our capabilities in real-time video processing and computer vision analytics of our CMS portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill in connection with the acquisition of MotionDSP is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of MotionDSP for fiscal years 2018 through 2022 and thereafter is as follows (in millions):

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

Deltenna’s sales and results of operations included in our operating results for the quarter and nine months ended June 30, 2018 and 2017 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales	$0.3	$—	$0.3	$—
Operating income	0.1	—	0.1	—
Net income after taxes	0.1	—	0.1	—

Deltenna’s operating results above included the following amounts for the quarter and nine-month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization	$0.2	$—	$0.1	$—
Acquisition-related expenses	(0.3)	—	(0.1)	—

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

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Deltenna with our legacy CGD Systems operating segment and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was assigned to our legacy CGD Systems segment.  As described in Note 13, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD Systems operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD Systems and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Deltenna is not expected to be deductible for tax purposes.

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

Vocality’s sales and results of operations included in our operating results for the quarter and nine-months ended June 30, 2018 and 2017 were as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales	$4.6	$1.2	$1.7	$0.4
Operating income (loss)	(1.0)	(2.3)	0.3	(0.7)
Net income (loss) after taxes	(1.0)	(2.1)	0.3	(0.6)

Vocality’s operating results above included the following amounts for the quarter and nine month periods (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization	$0.6	$0.4	$0.2	$0.2
Acquisition-related expenses	0.6	1.5	—	0.3

Prior to our acquisition of Vocality, Vocality had a number of share-based payment awards in place to its employees. Due to the structure of some of these share-based payment awards and the acceleration of vesting of certain of these awards in connection with our acquisition of Vocality, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $0.4 million of compensation expense within general and administrative expenses during the quarter ended December 31, 2016 related to this matter. This compensation is reflected in Vocality’s acquisition-related expenses in the first quarter of fiscal 2017 included in the results of operations above for the nine months ended June 30, 2017.

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

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Vocality with our legacy CGD Systems operating segment, and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was assigned to our legacy CGD Systems segment. As described in Note 13, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD Systems operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD Systems and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Vocality is not expected to be deductible for tax purposes.

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if MotionDSP, Deltenna and Vocality had been included in our consolidated results since October 1, 2016 (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$823.7	$761.2	$296.2	$267.0

Net income (loss)	$(8.4)	$(36.9)	$7.3	$(78.6)

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

Goodwill

Changes in goodwill for the nine months ended June 30, 2018 were as follows (in thousands):

		Cubic Global	Cubic
	Transportation	Defense	Mission
	Systems	Systems	Solutions	Total

Net balances at September 30, 2017	$50,870	$270,692	$—	$321,562
Reassignment on October 1, 2017	—	(125,321)	125,321	—
Acquisitions	—	665	6,676	7,341
Foreign currency exchange rate changes	(556)	(870)	487	(939)
Net balances at June 30, 2018	$50,314	$145,166	$132,484	$327,964

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test at a reporting unit level on an annual basis and when circumstances indicate that an impairment is more-likely-than-not. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. As described in Note 13, we concluded that CMS became a separate operating segment beginning on October 1, 2017. In conjunction with the changes to reporting units, we reassigned goodwill between CGD Systems and CMS based on their relative fair values.

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

Note 3 – Variable Interest Entities

In accordance with ASC 810, Consolidation, we assess our partnerships and joint ventures at inception to determine if any meet the qualifications of a variable interest entity (VIE). We consider a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We perform a qualitative assessment of each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider the VIE design, the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. As required by ASC 810, our primary beneficiary assessment is continuously performed.

In March 2018, CTS and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are VIE’s and that we are the primary beneficiary of both VIE’s. Consequently, we have consolidated the financial statements of the P3 Venture within Cubic’s consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately three years and an operate and maintain phase of approximately ten years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make estimated payments of $664.0 million to OpCo. in connection with the MBTA Contract over the ten-year operate and maintain phase. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to CTS by OpCo. CTS will receive estimated payments of $510.0 million under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures at the end of the design and build phase of the MBTA Contract. CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of June 30, 2018.

Upon creation of the P3 Venture, OpCo. entered into a credit agreement with a group of financial institutions (the P3 Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. Through June 30, 2018, OpCo. has received proceeds from debt issuances under the long-term debt facility of $11.4 million, which is presented net of deferred financing costs totaling $9.1 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo.’s debt is nonrecourse with respect to Cubic and its subsidiaries.

The P3 Credit Agreement contains a number of covenants which require that OpCo. and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The P3 Credit Agreement also contains a number of customary events of default including, but not limited to, the successful delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in OpCo., and Cubic via its subcontract with OpCo., to incur penalties due to the lenders.

OpCo. has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo.’s expected draws on its long-term debt facility. At June 30, 2018, the outstanding notional principal amounts on open interest rate swaps was $21.1 million. The fair value of OpCo.’s interest rate swaps at June 30, 2018 was $2.1 million and is recorded as a liability in Other long-term liabilities in our Consolidated Balance Sheets. OpCo.’s interest rate swaps were not designated as effective hedges at June 30, 2018 and as such unrealized losses of $2.1 million at June 30, 2018 are included in other income (expense), net.

At June 30, 2018, OpCo. holds a $10.0 million restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of the P3 Venture that are included in our Consolidated Balance Sheets, excluding $15.3 million of assets that are eliminated in consolidation, are as follows:

	June 30,	September 30,
	2018	2017
	(in thousands)
Cash	$414	$—
Restricted cash	10,000	—
Long-term capitalized contract costs	1,159	—
Total assets	$11,573	$—

Trade accounts payable	$268	$—
Long-term debt	26,562	—
Other long-term liabilities	2,090	—
Total liabilities	$28,920	$—

The assets of the P3 Venture are restricted for its use only and are not available for the general operations of Cubic. The P3 Venture’s debt is non-recourse to Cubic. Cubic’s maximum exposure to loss as a result of its equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit.

Note 4 — Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) attributable to Cubic for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

In periods with a net income from continuing operations attributable to Cubic, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive restricted stock units. Dilutive restricted stock units are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss from continuing operations attributable to Cubic, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Weighted average shares - basic	27,221	27,100	27,232	27,110
Effect of dilutive securities	—	—	142	—
Weighted average shares - diluted	27,221	27,100	27,374	27,110

Number of anti-dilutive securities	1,023	1,004	—	1,121

Note 5 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2018	2017

Accounts receivable
Billed	$123,661	$184,983
Unbilled	204,877	186,950
Allowance for doubtful accounts	(1,334)	(436)
Total accounts receivable	327,204	371,497
Less estimated amounts not currently due	(14,791)	(17,457)
Current accounts receivable	$312,413	$354,040

The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from June 30, 2018 under transportation systems contracts in the U.S. and Australia, and under a CGD Systems contract in Italy based upon the payment terms in the contracts. The noncurrent balance at September 30, 2017 represented noncurrent amounts due from these same customers.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2018	2017

Finished products	$2,391	$4,369
Work in process and inventoried costs under long-term contracts	110,588	84,131
Materials and purchased parts	20,948	10,163
Customer advances	(7,522)	(10,948)
Net inventories	$126,405	$87,715

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

At June 30, 2018, work in process and inventoried costs under long-term contracts includes approximately $2.8 million in costs incurred outside the scope of work or in advance of a contract award compared to $4.3 million at September 30, 2017. We believe it is probable that we will recover the costs inventoried at June 30, 2018, plus a profit margin, under contract change orders or awards within the next year.

Long-term Capitalized Costs

Long-term capitalized contract costs include costs incurred on certain transportation customer contracts to develop and manufacture systems for customers for which revenue recognition does not begin until the customers begin operating the systems. These capitalized costs are being recognized in cost of sales based upon the ratio of revenue recorded during a period compared to the revenue expected to be recognized over the term of the contracts. Long-term capitalized costs that were recognized as cost of sales totaled $2.3 million and $6.6 million for the quarter and nine-month periods ended June 30, 2018, respectively, and $2.2 million and $7.0 million for the quarter and nine-month periods ended June 30, 2017, respectively.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Various components of our ERP system became ready for their intended use and were placed into service on April 1, 2016, October 1, 2016, October 1, 2017, and April 1, 2018. As each component became ready for its intended use, the component’s costs were transferred into completed software and we began amortizing these costs over their seven-year estimated useful life.

We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $1.9 million and $6.5 million for the quarter and nine-month periods ended June 30, 2018, respectively, and $5.2 million and $11.7 million for the quarter and nine-month periods ended June 30, 2017, respectively.

In addition to software costs that were capitalized, during the quarter and nine-month periods ended June 30, 2018 we recognized expenses related to the development and implementation of our ERP system of $2.8 million and $13.1 million, respectively, compared to $5.6 million and $15.6 million during the quarter and nine-month periods ended June 30, 2017, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $11.3 million at both June 30, 2018 and September 30, 2017.

We make contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying values of assets set aside to fund deferred compensation liabilities as of June 30, 2018 and September 30, 2017 were $6.2 million and $5.3 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

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

The fair value of our contingent consideration liabilities to the sellers of businesses that we have acquired and the fair value of the contingent consideration receivable from the Purchaser of our CGD Services business are revalued to their fair value each period. Any increase or decrease in the fair value of the contingent consideration amounts is recorded into selling, general and administrative expense. Changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

At June 30, 2018, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

•	Deltenna: Payment of up to $7.1 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022.
•

TeraLogics: Payment of up to $1.8 million if TeraLogics meets certain sales goals in fiscal year 2018; and up to $1.0 million will be paid if specific contract extensions are exercised by TeraLogics customers through fiscal 2018.

•	H4 Global: Payment of up to $3.3 million of contingent consideration based upon the value of contracts entered into over the five-year period ended September 30, 2020.

In addition, we have a contingent consideration arrangement with the Purchaser of our CGD Services business under which we are eligible to receive a cash payment of $3.0 million if the Purchaser is awarded certain government contracts in the future.

The fair value of contingent consideration liabilities that are based upon revenue targets or gross margin targets are based upon a real option approach. The contingent consideration liabilities that are valued using this real option approach include the Deltenna contingent consideration and a portion of the TeraLogics contingent consideration. Under this real option approach, each payment was modeled using long digital options written on the underlying revenue or gross margin metric. The strike price for each option is the respective revenue or gross margin as specified in the related agreement, and the spot price is calibrated to the revenue or gross margin forecast by calculating the present value of the corresponding projected revenues or gross margins using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factors used in the June 30, 2018 valuations were 45% for Deltenna and 20% for TeraLogics. The volatility factor used in the September 30, 2017 valuations were 40% for Deltenna and 15% for TeraLogics. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The fair value of the portion of the TeraLogics contingent consideration that is based on customer execution of contract extensions and the fair value of the contingent consideration receivable from the Purchaser of the CGD Services business were estimated using a probability weighted approach. The fair value of the contingent consideration was determined by applying probabilities of achieving the periodic payment to each period’s potential payment and summing the present value of any estimated future payments. At both the date of the sale of our CGD Services business and at June 30, 2018, the estimated fair value of the contingent consideration receivable related to our sale of the CGD Services business is immaterial.

The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global Purchase Agreement, contingent consideration will be paid over a five year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios and summing the present value of any future payments.

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

As of June 30, 2018, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	Deltenna	Total
Balance as of September 30, 2017	$591	$800	$2,450	$1,376	$5,217
Cash paid to seller	—	—	(1,750)	—	(1,750)
Total remeasurement (gain) loss recognized in earnings	176	150	400	(280)	446
Balance as of June 30, 2018	$767	$950	$1,100	$1,096	$3,913

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$15,000	$—	$—	$15,000	$8,501	$—	$—	$8,501
Current derivative assets	—	2,515	—	2,515	—	2,591	—	2,591
Noncurrent derivative assets	—	159	—	159	—	1,128	—	1,128
Total assets measured at fair value	$15,000	$2,674	$—	$17,674	$8,501	$3,719	$—	$12,220
Liabilities
Current derivative liabilities	—	2,103	—	2,103	—	3,456	—	3,456
Noncurrent derivative liabilities	—	159	—	159	—	1,128	—	1,128
Contingent consideration to seller of Deltenna	—	—	1,096	1,096	—	—	1,376	1,376
Contingent consideration to seller of TeraLogics - contract extensions	—	—	950	950	—	—	800	800
Contingent consideration to seller of TeraLogics - revenue targets	—	—	1,100	1,100	—	—	2,450	2,450
Contingent consideration to seller of H4 Global	—	—	767	767	—	—	591	591
Total liabilities measured at fair value	$—	$2,262	$3,913	$6,175	$—	$4,584	$5,217	$9,801

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	June 30,	September 30,
	2018	2017
Fair value	$194.8	$202.1
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the third quarter and first nine months of fiscal 2018 or 2017 other than assets and liabilities acquired in business acquisitions, and the fair value of our new CMS and CGD Systems reporting units described in Note 2 above.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At June 30, 2018, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.61%. Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At June 30, 2018, our total debt issuance costs have an unamortized balance of $2.1 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2018, there were no borrowings under this agreement and there were letters of credit outstanding totaling $46.3 million, which reduce the available line of credit to $353.7 million. The $46.3 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and will be amortized into interest expense over the life of the related debt. The terms of certain of our lending and credit agreements also include provisions that limit, under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2018, these agreements have no restrictions on such distributions to shareholders in fiscal year 2018.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of June 30, 2018 was $16.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of June 30, 2018, we had letters of credit and bank guarantees outstanding totaling $58.9 million, which includes the $46.3 million of letters of credit on the Revolving Credit Agreement above and $12.6 million of letters of credit issued under other facilities. The total of $58.9 million of letters of credit and bank guarantees includes $50.3 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $8.6 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British pounds (equivalent to approximately $26.4 million) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2018, no amounts were outstanding under this borrowing arrangement.

We maintain a short-term borrowing arrangement in New Zealand totaling $0.5 million New Zealand dollars (equivalent to approximately $0.3 million) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2018, no amounts were outstanding under this borrowing arrangement.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $3.0 million at June 30, 2018 and $2.9 million at September 30, 2017.

Note 8 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$459	$457	$153	$155
Interest cost	5,672	5,293	1,891	1,775
Expected return on plan assets	(10,644)	(9,634)	(3,549)	(3,234)
Amortization of actuarial loss	2,098	2,748	700	926
Administrative expenses	328	142	108	48
Net pension cost (benefit)	$(2,087)	$(994)	$(697)	$(330)

Note 9 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of our Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through June 30, 2018, the Compensation Committee has granted 1,086,380 RSUs with time-based vesting and 1,172,464 RSUs with performance-based vesting under this program.

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

Through June 30, 2018, Cubic has granted 2,258,844 RSUs of which 644,663 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At June 30, 2018, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 431,675.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2017	1,045,187	$45.86
Granted	340,937	61.19
Vested	(146,506)	46.88
Forfeited	(238,603)	48.42
Unvested at June 30, 2018	1,001,015	$50.32

Note 10 - Stock-Based Compensation

We recorded non-cash compensation expense related to stock-based awards for the three- and nine-month periods ended June 30, 2018 and 2017 as follows (in thousands):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$729	$412	$357	$129
Selling, general and administrative	4,371	3,174	2,246	266
	$5,100	$3,586	$2,603	$395

As of June 30, 2018, there was $43.5 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $23.5 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2018. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 11 – Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The legislation is broad and complex and significantly revises the U.S. corporate income tax system by, among other things, reducing the current corporate federal income tax rate to 21% from 35%, adopting a modified territorial regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries. The rate reduction is effective January 1, 2018 resulting in a U.S. statutory rate for fiscal year 2018 of 24.5% and 21% for subsequent fiscal years. At June 30, 2018, we have not completed our accounting related to the initial tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

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

Based on an initial assessment, a provisional discrete tax benefit of $4.3 million and $3.0 million has been recorded in the three months ended December 31, 2017 and March 31, 2018, respectively, related to the re-measurement of U.S. net deferred tax liabilities at the lower enacted corporate tax rate and other effects of enactment of the Tax Act. While other deferred tax assets and liabilities will also be reduced, such reduction is expected to be offset by changes to our U.S. valuation allowance. The one-time transition tax is based on post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. At present, we do not anticipate a material impact on the income statement from the one-time transition tax and therefore have recorded a provisional amount of $0 as of June 30, 2018. We have not yet completed our calculation of the total post-1986 E&P of our foreign entities, and as such the calculation is subject to further refinement.

During the three months ended March 31, 2018 we classified the CGD Services business as discontinued operations and subsequently completed the sale during the three months ended June 30, 2018. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. For the nine months ended June 30, 2018, we recognized a combined U.S. gain from discontinued operations and other comprehensive income and a loss from U.S. continuing operations and therefore recorded tax expense of $0.5 million to discontinued operations with an offsetting $0.5 million benefit to continuing operations.

Income tax expense recognized on pre-tax losses from continuing operations for the nine months ended June 30, 2018 resulted in an effective tax rate of negative 37.5% which differs from the effective tax rate of negative 132.3% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix, the overall level of pre-tax income (loss) and discrete tax benefits resulting from enactment of the Tax Act. The effective tax rate for the nine months ended June 30, 2018 differs from the U.S. statutory tax rate of 24.5% primarily due to the jurisdictional mix of pre-tax income (loss), and U.S. losses for which no tax benefit can be realized due to a valuation allowance, offset by discrete tax benefits resulting from the impact of the Tax Act. Income tax expense recognized on pre-tax income from continuing operations for the three months ended June 30, 2018 resulted in an effective tax rate of 120.8% as compared to negative 737.0% for the three months ended June 30, 2017. The year-over-year comparison of effective tax rates is not meaningful due to the impact of applying the accounting guidance provided by ASC 740-270-45-8 in order to determine tax expense from discontinued operations.

The amount of net unrecognized tax benefits was $5.6 million as of June 30, 2018 and $6.5 million as of September 30, 2017, exclusive of interest and penalties. At June 30, 2018, the amount of net unrecognized tax benefits from permanent tax adjustments that, if recognized, would favorably impact the effective rate was $2.8 million. During the next 12 months, it is possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to approximately $2.8 million of the net unrecognized tax benefits depending on the timing of examinations and expiration of statute of limitations, either because our tax positions are sustained or because we agree to their disallowance and pay the related income tax.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of June 30, 2018, the years open under the statute of limitations in significant jurisdictions include fiscal years 2015-2017 in the U.S. We believe we have adequately provided for uncertain tax issues that have not yet been resolved with federal, state and foreign tax authorities.

As of June 30, 2018, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through June 30, 2018, a total valuation allowance of $72.7 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

Note 12 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in foreign currency exchange and interest rates we utilize derivative financial instruments such as foreign currency forwards and forward starting swaps for periods typically up to three years. We do not use any derivative financial instruments for trading or other speculative purposes.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2018 and September 30, 2017 (in thousands):

	Notional Principal
	June 30, 2018	September 30, 2017
Instruments designated as accounting hedges:
Foreign currency forwards	$112,937	$125,486

Instruments not designated as accounting hedges:
Foreign currency forwards	$26,777	$35,117

Included in the amounts not designated as accounting hedges at June 30, 2018 and September 30, 2017 were foreign currency forwards with notional principal amounts of $16.8 million and $18.5 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.3 million and $10.2 million were recognized in other income (expense), net for the three months ended June 30, 2018 and 2017, respectively, related to these forwards. Unrealized losses of $0.1 million and $8.2 million were recognized in other income (expense), net for the nine months ended June 30, 2018 and 2017, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2018 and September 30, 2017. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of June 30, 2018 or September 30, 2017.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017 (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2018	September 30, 2017
Asset derivatives:
Foreign currency forwards	Other current assets	$2,515	$2,591
Foreign currency forwards	Other noncurrent assets	159	1,128
		$2,674	$3,719
Liability derivatives:
Foreign currency forwards	Other current liabilities	$2,103	$3,456
Foreign currency forwards	Other noncurrent liabilities	159	1,128
Total		$2,262	$4,584

The tables below present gains and losses recognized in other comprehensive loss for the three and nine months ended June 30, 2018 and 2017 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Nine Months Ended
	June 30, 2018		June 30, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$163	$(1,468)	$(1,912)	$1,853

Three Months Ended
	June 30, 2018		June 30, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(848)	$(670)	$(281)	$(355)

The amount of gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and nine-month periods ended June 30, 2018 and 2017. The amount of estimated unrealized net losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

Note 13 — Segment Information

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

Business segment financial data is as follows (in millions):

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales:
Cubic Transportation Systems	$478.1	$407.9	$164.6	$136.4
Cubic Global Defense Systems	233.2	247.4	88.9	89.1
Cubic Mission Solutions	111.9	103.3	42.7	40.7
Total sales	$823.2	$758.6	$296.2	$266.2

Operating income (loss):
Cubic Transportation Systems	$42.7	$16.5	$18.6	$(0.9)
Cubic Global Defense Systems	13.6	18.4	6.9	10.4
Cubic Mission Solutions	(17.2)	(14.5)	(0.5)	(1.5)
Unallocated corporate expenses	(42.4)	(39.0)	(14.7)	(14.8)
Total operating income (loss)	$(3.3)	$(18.6)	$10.3	$(6.8)

Depreciation and amortization:
Cubic Transportation Systems	$9.1	$6.9	$2.8	$2.4
Cubic Global Defense Systems	6.1	7.3	2.0	3.5
Cubic Mission Solutions	15.8	18.1	4.7	5.4
Corporate	3.1	3.5	1.1	0.5
Total depreciation and amortization	$34.1	$35.8	$10.6	$11.8

Unallocated corporate costs in the third quarter of 2018 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $5.0 million compared to $8.9 million in the third quarter of last year. Unallocated corporate costs included $18.8 million of costs incurred in the first nine months of 2018 for strategic and IT system resource planning compared to $23.6 million in the first nine months of last year. As described in Note 2, the operating results of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. In the application of the accounting requirements for discontinued operations, corporate overhead is not allocated to discontinued operations. Therefore, certain corporate overhead costs that had previously been allocated to the CGD Services segment have been included in the unallocated corporate expenses amounts above. Such amounts totaled $1.3 million and $1.9 million in the third quarter of fiscal 2018 and fiscal 2017, respectively, and totaled $5.3 million and $5.9 million for the first nine months of fiscal 2018 and fiscal 2017, respectively.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method increased our operating income by $2.2 million and decreased our operating loss by $0.1 million for the three and nine months ended June 30, 2018, respectively, and decreased our operating loss by $6.2 million and $2.4 million for the three and nine months ended June 30, 2017, respectively. These adjustments increased our net income from continuing operations attributable to Cubic by $1.7 million ($0.06 per share) and decreased our net loss from continuing operations attributable to Cubic by $0.1 million ($0.00 per share) for the three and nine months ended June 30, 2018, respectively, and decreased our net loss from continuing operations attributable to Cubic by $3.2 million ($0.12 per share) and $1.2 million ($0.05 per share) for the three and nine months ended June 30, 2017, respectively.

CMS Investment in Shield Aviation

As of June 30, 2018 our CMS segment had total secured loans outstanding of $4.5 million from Shield Aviation, a private start-up company in the U.S. that is developing autonomous aircraft systems for intelligence, surveillance and reconnaissance (ISR) services. CMS also obtained warrants in the investee in connection with this debt financing, with a carrying value of $0.7 million at June 30, 2018. The note receivable is classified within other current assets and the warrants are classified within non-current other assets on our Condensed Consolidated Balance Sheets. The note receivable is held at amortized cost and the warrants are held at their historical cost.

In July 2018, we purchased all of the assets of Shield Aviation in exchange for cancellation of the loans receivable and the warrants, plus cash consideration of $1.6 million. In addition, we have agreed to pay the sellers a percentage of the cumulative revenues earned for the sales of Shield Aviation products and services for seven years from the date of the purchase, up to a total possible payment to the sellers of $10.0 million.

Note 14 — Legal Matters

A former reseller of our air combat training systems in the Far East has filed a demand for arbitration seeking monetary damages for claims including tortious interference. Based upon the arbitration hearings that were held during the third quarter of fiscal 2018, we believe that the possible loss related to the torturous interference claim ranges from $0 to $2.4 million. We do not currently believe that any amount of potential loss related to this claim is probable, and no significant amounts have been accrued as expense related to any of the claims under arbitration. The arbitration proceedings now are closed, and we expect the arbitrator’s decision by the end of August 2018.

We consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2018

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

On April 18, 2018, we entered into a definitive agreement to sell the Cubic Global Defense Services (CGD Services) business and the sale closed on May 31, 2018. The product offerings of the Non-OEM CGD Services business and the markets where it competes no longer fit with our strategy. The scale required to compete profitably in the defense services industry has increased meaningfully, and technology is no longer a market differentiator. The sale of the CGD Services business enables us to better concentrate our resources on markets with stronger growth and higher margins, and further increases our financial flexibility to pursue profitable growth opportunities that enhance shareholder returns. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows of CGD Services have been classified as discontinued operations and have been excluded from amounts described below.

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

Consolidated Overview

Sales for the quarter ended June 30, 2018 increased 11% to $296.2 million from $266.2 million in the third quarter of last year. For the first nine months of the fiscal year, consolidated sales increased 9% to $823.2 million compared to $758.6 million last year. For the quarter, sales from CTS and CMS increased by 21% and 5%, respectively, while sales from CGD Systems were flat. For the first nine months of the fiscal year, sales from CTS and CMS increased by 17% and 8%, respectively, while sales from CGD Systems decreased by 6%. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had a positive impact on sales of $2.7 million for the third quarter and $14.9 million for the first nine months of the year compared to the same periods last year, and virtually all of this impact was at our CTS segment. Sales generated by businesses we acquired during 2018 and 2017 totaled $2.2 million and $5.3 million for the three- and nine-month periods ended June 30, 2018 compared to $0.4 million and $1.2 million for the three- and nine-month periods ended June 30, 2017.  See the segment discussions following for further analysis of segment sales.

Our consolidated operating income was $10.3 million in the third quarter of fiscal 2018 compared to a loss of $6.8 million in the third quarter of last year. CTS operating income increased to $18.6 million for the third quarter compared to an operating loss of $0.9 million last year. The CMS operating loss for the third quarter decreased to $0.5 million this year compared to $1.5 million last year, while CGD Systems operating income decreased by 34% between those same quarters. Unallocated corporate and other costs for the third quarter of 2018 were $14.7 million compared to $14.8 million in 2017. Unallocated corporate costs included unallocated IT costs which totaled $5.0 million in the third quarter of fiscal 2018 compared to $8.9 million for last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had a positive impact on our quarterly operating results of $0.4 million in the third quarter compared to the same period last year. See the segment discussions following for further analysis of segment operating income (loss).

Our consolidated operating loss for the first nine months of fiscal 2018 decreased to $3.3 million from $18.6 million in the first nine months of last year. The improvement in operating results was driven by a $26.2 million increase in the operating income of CTS. For the first nine months of fiscal 2018, CGD Systems operating income decreased by $4.8 million as compared to the same period in 2017, and the CMS operating loss increased by $2.7 million. Unallocated corporate and other costs for the first nine months of fiscal 2018 were $42.4 million compared to $39.0 million in the first nine months of 2017. Unallocated corporate costs included unallocated IT costs which totaled $18.8 million in the first nine months of fiscal 2018 compared to $23.6 million for the first nine months of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had a positive impact on our operating results of $2.1 million in the first nine months of fiscal 2018 compared to the same period last year.

As described above, the operating results for CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. In the application of the accounting requirements for discontinued operations, corporate overhead is not allocated to discontinued operations. Therefore, certain corporate overhead costs that had previously been allocated to the CGD Services segment have been included in the unallocated corporate expenses amounts above. Such amounts totaled $1.3 million and $1.9 million in the third quarter of fiscal 2018 and fiscal 2017, respectively, and totaled $5.3 million and $5.9 million for the first nine months of fiscal 2018 and fiscal 2017, respectively.

Our gross margin percentage on product sales increased to 30% in the third quarter of 2018 from 28% in the third quarter last year and increased to 29% for the first nine months of fiscal 2018 from 28% in 2017. The increase in product sales gross margins, particularly for the quarter, was primarily due to product mix driven by increased shipments of air combat training systems and improved profitability on certain CTS development contracts in the third quarter of fiscal 2018. Our gross margin percentage on service sales was 31% in the third quarter of 2018 compared to 28% in the third quarter of last year, and 31% for the first nine months of fiscal 2018 compared to 29% for the first nine months of last year. The increase in gross margins on service sales was primarily driven by improved operational efficiencies and a favorable service mix in our service contracts.

Selling, general and administrative (SG&A) expenses increased in the third quarter of 2018 to $58.3 million compared to $56.9 million in 2017. For the nine-month period, SG&A expenses increased to $183.7 million compared to $170.7 million last year. As a percentage of sales, SG&A expenses were 20% for the third quarter and 22% for the nine-month period ended June 30, 2018, compared to 21% for the third quarter and 23% for the nine-month period ended June 30, 2017. The increases in SG&A expense for the third quarter and first nine months of fiscal 2018 as compared to the same periods in fiscal 2017 were primarily due to increases in bid and proposal costs on new business pursuits and an increase in expense related to contingent consideration for recent business acquisitions between these periods. Contingent consideration on business acquisitions is measured at its estimated fair value at each reporting period based upon a number of assumptions including projections regarding whether the acquired companies are expected to achieve goals that will trigger payment of the consideration. Changes in the fair value of contingent consideration are recognized in SG&A expense.

Company funded research and development (R&D) expenditures decreased to $13.9 million for the third quarter compared to $16.9 million last year and increased to $40.1 million for the nine-month period this year compared to $38.8 million last year. The most significant trend related to R&D for the quarter and the first nine months of fiscal year 2018 compared to fiscal 2017 is the shift in R&D expenditures between our business segments. For the third quarter and first nine months of fiscal 2018, CTS R&D expenditures have decreased by over 50% from these periods in 2017, while the R&D expenditures for CMS and CGD Systems have increased significantly between these periods. In the third quarter and first nine months of fiscal 2017, CTS had incurred $3.0 million and $6.4 million of expenditures, respectively, related to the development of technologies for use on the New York Fare Payment System project. Such development costs were recognized as R&D expense in fiscal 2017 because we had not yet been awarded this contract. In October 2017, we were awarded the New York Fare Payment System contract and therefore, in the first quarter of fiscal 2018, development costs related to this contract began being classified as costs of sales.

Amortization of purchased intangibles for the third quarter of 2018 decreased to $6.2 million from $7.3 million in 2017 and decreased to $20.0 million in the first nine months of fiscal 2018 from $22.9 million for such period last year. These reductions relate to intangible assets that are amortized using accelerated methods for which amortization decreases over time.

Interest expense for the third quarter of fiscal 2018 decreased to $2.6 million, compared to $4.4 million in the third quarter of last year. Interest expense for the first nine months of fiscal 2018 decreased to $8.2 million, compared to $12.2 million in the first nine months of last year. The decreased interest expense was primarily caused by the decrease in our average outstanding debt balances during these quarters, including the recent impact of the use of proceeds from the sale of CGD Services to repay short-term borrowings in the third quarter of fiscal 2018.

Our net income from continuing operations attributable to Cubic in the third quarter of fiscal 2018 was $0.9 million compared to a net loss of $78.2 million in the third quarter last year. For the first nine months of fiscal 2018, our net loss from continuing operations attributable to Cubic was $13.9 million compared to $35.3 million last year. The change in net income (loss) from continuing operations attributable to Cubic from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 was most significantly impacted by the income tax provisions described below and the changes in operating income (loss) described above. For the first nine months of fiscal year 2018, the net loss from continuing operations attributable to Cubic was most significantly impacted by the change in operating loss described above and the decrease in interest expense described above.

The income tax expense recognized on pre-tax losses from continuing operations for the nine months ended June 30, 2018 resulted in an effective tax rate of negative 37.6%, which differs from the effective tax rate of negative 132.3% for the year ended September 30, 2017 primarily due to the difference in jurisdictional mix, the overall level of pre-tax income (loss) and discrete tax benefits resulting from enactment of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Additionally, income tax expense recognized on pre-tax income from continuing operations for the three months ended June 30, 2018 resulted in an effective tax rate of 120.3% as compared to negative 737.0% for the three months ended June 30, 2017. The year-over-year comparison of effective tax rates is not meaningful due to the impact of applying the accounting guidance provided by ASC 740-270-45-8 in order to determine tax expense from discontinuing operations. As a result of the Tax Act, tax expense for the nine months ended June 30, 2018 includes a one-time non-cash tax benefit of $7.3 million, primarily related to the re-measurement of certain U.S. deferred tax liabilities and the impact of the utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets. This estimated net tax benefit is based on our current analysis of the Tax Act and may be adjusted in future periods as we collect additional information and evaluate any regulatory guidance. After considering the impact of the U.S. valuation allowance, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2018 cannot be made, since relatively small changes in our projected income produce a significant variation in our effective tax rate.

Our net income from discontinued operations in the third quarter of fiscal 2018 was $5.4 million compared to $56.3 million in the third quarter last year. For the first nine months of fiscal 2018, our net income from discontinued operations was $8.4 million compared to $11.0 million last year. The assets and liabilities of a discontinued operation held for sale are measured at lower of carrying value or fair value less cost to sell. As a result, in the second quarter of fiscal 2018 we recognized a loss of $6.9 million within discontinued operations for the excess of the carrying value of the net assets of CGD Services less the sales price in the definitive agreement less estimated selling costs. In the third quarter of fiscal 2018 we recorded an adjustment of $0.8 million to reduce the total loss to $6.1 million based upon the estimated carrying value of the net assets at the date that the sale closed. The income taxes on the pre-tax income of the discontinued operations also had a significant impact on the changes in the net income of discontinued operations, as described above.

Cubic Transportation Systems Segment (CTS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Transportation Systems Segment Sales	$478.1	$407.9	$164.6	$136.4

Transportation Systems Segment Operating Income (Loss)	$42.7	$16.5	$18.6	$(0.9)

CTS sales increased 21% in the third quarter of fiscal year 2018 to $164.6 million compared to $136.4 million in the third quarter of last year and increased 17% for the first nine months of fiscal 2018 to $478.1 million from $407.9 million last year. For the third quarter and first nine months of the year, sales were higher in the U.S. primarily due to system development on the New York New Fare Payment System contract, which was awarded in October 2017. Sales were higher in the U.K. and Australia for the third quarter and first nine months of the year largely due to the positive impact of exchange rates. Increased work on both development and service contracts, including work on new change orders in London also increased CTS sales for the third quarter and first nine months of the year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $2.6 million for the third quarter of fiscal 2018 and $14.4 million for the nine-month period compared to the same periods last year, primarily due to the strengthening of the British pound against the U.S. dollar.

CTS operating income increased to $18.6 million compared to an operating loss of $0.9 million in the third quarter of last year, and increased to $42.7 million from $16.5 million for the first nine months of last year. For the third quarter  and for the first nine months, operating income was higher from increased volumes of system development work and services, including work on new change orders. Operating income was also higher supported by reductions of R&D spending of $6.4 million for the third quarter of fiscal 2018 compare to the third quarter last year and $11.7 million for the first nine months of fiscal 2018 compared to the first nine months of last year. R&D expenses in the third quarter and first nine months of fiscal 2017 included $3.0 million and $6.4 million of expenditures, respectively, related to the development of technologies expected to be used for the New York New Fare Payment System project.

During the first quarter CTS implemented our new enterprise resource planning (ERP) system, and as a result began amortizing the cost of certain capitalized software into its operating results. This resulted in a decrease in operating income of $1.1 million for the third quarter and $3.2 million for the first nine months compared to the same periods last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.6 million for the third quarter of fiscal 2018 and $2.5 million for the nine-month period compared to the same periods last year.

Cubic Global Defense Systems Segment (CGD Systems)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Cubic Global Defense Systems Segment Sales	$233.2	$247.4	$88.9	$89.1

Cubic Global Defense Systems Segment Operating Income	$13.6	$18.4	$6.9	$10.4

CGD Systems sales decreased in the third quarter of fiscal 2018 to $88.9 million compared to $89.1 million last year, and decreased 6% for the first nine months of fiscal 2018 to $233.2 million from $247.4 million last year.

Sales of air combat training systems in the third quarter of fiscal year 2018 were higher than in the third quarter of last year. For the first nine months of fiscal 2018, sales of air combat training systems were slightly below the sales for the same period last year. The comparative sales between the third quarter of fiscal 2018 and the third quarter of 2017 and the year-over-year comparative sales were significantly impacted by an $8.0 million gain recognized on an equitable contract adjustment in the third quarter of fiscal 2017 for our littoral combat ship virtual training contract with the U.S. Navy. In addition, sales for the nine month period ended June 30, 2018 increased on ground combat training systems as compared to the first nine months of fiscal 2017. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in sales of $0.5 million for the first nine months of fiscal 2018 compared to the same period last year, but exchange rates had no significant impact on sales for the third quarter of fiscal 2018 compared to the third quarter of last year.

CGD Systems operating income was $6.9 million in the third quarter of fiscal 2018 compared to $10.4 million last year, and $13.6 million for the first nine months of 2018 compared to $18.4 million for the first nine months of last year. The decreases in operating income were caused by the gain of $8.0 million recognized in the third quarter of 2017 due to the approval of a contract adjustment with the U.S. Navy described above. The overall decrease in operating profits driven by the equitable contract adjustment for the third quarter and first nine months of fiscal 2018 were partially offset by increased operating profits in both air and ground combat training systems. The increase in air combat training systems operating profits for the third quarter was primarily driven by increased sales, while the improvement in the operating profits for the first nine months was primarily driven by an improved mix of sales of higher margin systems. Operating income on ground combat training systems was higher in the third quarter of fiscal 2018 and first nine months of fiscal 2018 compared to the similar periods last year primarily due to improvements in expected total costs of the development of two ground combat training system contracts in the Far East. In addition, although R&D expenditures for CGD Systems were relatively flat between the third quarter of fiscal 2018 and the third quarter last year, R&D expenditures increased approximately $4.0 million for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase in R&D expenditures is indicative of the acceleration of our development of next generation live, virtual, constructive training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.2 million for the third quarter of fiscal 2018 and a decrease of $0.4 million for the first nine months of fiscal 2018 compared to the same periods last year.

Cubic Mission Solutions Segment (CMS)

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Cubic Mission Solutions Segment Sales	$111.9	$103.3	$42.7	$40.7

Cubic Mission Solutions Segment Operating Loss	$(17.2)	$(14.5)	$(0.5)	$(1.5)

CMS sales increased 5% in the third quarter of fiscal 2018 to $42.7 million compared to $40.7 million last year, and increased by 8% for the first nine months of fiscal 2018 to $111.9 million from $103.3 million for the first nine months of last year. The increases in sales for the third quarter and first nine months of the year were primarily due to increased orders and shipments of Command and Control, Intelligence, Surveillance and Reconnaissance (C2ISR) products and services. Sales of technical networking products were relatively flat between the third quarter of fiscal 2018 and the third quarter last year, but increased for the first nine months of fiscal 2018 compared to the same period last year. These increases in sales for the third quarter and first nine months of the fiscal year were partially offset by decreased deliveries of expeditionary satellite communications products due to timing of sales. Businesses acquired during fiscal years 2018 and 2017 whose operations are included in our CMS operating segment, had sales of $2.0 million and $0.4 million for the quarters ended June 30, 2018 and 2017, respectively, and had sales of $5.0 million and $1.2 million for the first nine months of fiscal years 2018 and 2017, respectively.

The CMS operating loss was $0.5 million in the third quarter of fiscal 2018 compared to $1.5 million last year, and $17.2 million for the first nine months of 2018 compared to $14.5 million for the first nine months of last year. For both the third quarter and the first nine months of fiscal 2018 CMS had increased operating profits on C2ISR products and services due to increased shipments and sales of between these periods. In addition, for the third quarter and first nine months of fiscal 2018 compared to the same periods in 2017, CMS had decreases in the amortization expense on purchased intangible assets which are amortized based upon accelerated methods. For both the third quarter and first nine months of fiscal 2018, the operating losses were impacted by increases in R&D expenditures as well as decreases in sales of higher-margin expeditionary satellite communications products declined for the third quarter and first nine months of fiscal 2018 as compared to the same periods in fiscal 2017 due to timing.

Businesses acquired during fiscal years 2018 and 2017 whose operations are included in our CMS operating segment, had operating income of $0.1 million and an operating loss of $0.7 million for the quarters ended June 30, 2018 and 2017, respectively, and had operating losses of $2.0 million and $2.3 million for the first nine months of fiscal years 2018 and 2017, respectively.

Backlog

	June 30,	September 30,
	2018	2017
	(in millions)
Total backlog
Cubic Transportation Systems	$3,208.7	$2,043.9
Cubic Global Defense Systems	425.6	420.3
Cubic Mission Solutions	66.7	72.3
Total	$3,701.0	$2,536.5

Total backlog increased by $1,164.5 million from September 30, 2017 to June 30, 2018 primarily due to the award of contracts to CTS in New York, Boston and Brisbane. These contracts together added approximately $1.4 billion to the backlog of CTS when they were awarded. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $50.4 million compared to September 30, 2017.

Liquidity and Capital Resources

Operating activities used cash of $31.8 million for the nine-month period ended June 30, 2018 due to significant inventory builds for upcoming scheduled deliveries and reductions in customer advances.

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new ERP software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $19.6 million in the first nine months of fiscal 2018. Of this amount, $13.1 million was recognized as expense and is reflected in cash flows used in operations, while $6.5 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows. Investing activities for the nine-month period also included $9.5 million of cash paid related to the acquisition of a business in our CMS segment. Investing activities from discontinued operations included $133.8 million of cash received related to the sale of CGD Services.

Financing activities for the nine-month period included principal repayments of $55.0 million on short-term borrowings. We also used $2.4 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $3.7 million. Restricted cash increased $18.6 million related to contractual requirements.

In March 2018, CTS and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are VIE’s and we are the primary beneficiary of both VIE’s. Consequently, we have consolidated the financial statements of the P3 Venture within Cubic’s consolidated financial statements. As such, the cash flows of the P3 Venture are reflected in Cubic’s Condensed Consolidated Statements of Cash Flows including net proceeds of long-term borrowings of the P3 Venture totaling $26.2 million described below, even though the P3 Venture’s long-term debt is non-recourse to Cubic Corporation.

The MBTA Contract consists of a design and build phase of approximately 3 years and an operate and maintain period of approximately 10 years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make estimated payments of $664.0 million to OpCo. in connection with the MBTA Contract over the ten year operate and maintain phase. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to CTS by OpCo. CTS will receive estimated payments of $510.0 million under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures at the end of the design and build phase of the MBTA contract. CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of June 30, 2018.

Upon creation of the P3 Venture, OpCo. entered into a credit agreement with a group of financial institutions (the P3 Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million through the design and build phase of the MBTA contract. The long-term debt facility, including interest and fees incurred during the design and build phase is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $0.2 million to our cash balance as of June 30, 2018 compared to September 30, 2017.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At June 30, 2018, our total debt issuance costs have an unamortized balance of $2.1 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2018, there were no borrowings under this agreement and there were letters of credit outstanding totaling $46.3 million, which reduce the available line of credit to $353.7 million. The $46.3 million of letters of credit includes both financial letters of credit and performance guarantees.

Our Revolving Credit Agreement and note purchase and private shelf agreement each contain a number of customary covenants, including requirements for us to maintain certain interest coverage and leverage ratios and restrictions on our and certain of our subsidiaries’ abilities to, among other things, incur additional debt, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of their assets, in each case subject to certain exceptions and limitations. These agreements also contain customary events of default, including, without limitation: (a) failure by Cubic to pay principal or interest on the notes when due; (b) failure by Cubic or certain of its subsidiaries to comply with the covenants in the agreements; (c) failure of the representations and warranties made by Cubic or certain of its subsidiaries to be correct in any material respect; (d) cross-defaults with other indebtedness of Cubic or certain of its subsidiaries resulting in the acceleration of the maturity thereof; (e) certain bankruptcy and insolvency events with respect to Cubic or certain of its subsidiaries; (f) failure by Cubic or certain of its subsidiaries to satisfy certain final judgments when due; and (g) a change in control of Cubic, in each case subject to certain exceptions and limitations. The occurrence of any event of default under these agreements may result in all of the indebtedness then outstanding becoming immediately due and payable. In May 2017, certain terms and conditions of the Revolving Credit Agreement and note purchase and private shelf agreement were further revised to allow us to maintain a higher level of leverage as of March 31, 2017 and for the remainder of the 2017 fiscal year. The revisions to the agreements do not impact the required leverage ratios in fiscal 2018 and subsequent years. This revision also contains a provision that the coupon rate may increase on all of the notes discussed above by up to 0.75% should our leverage ratio exceed certain levels. In connection with this revision, we incurred $0.4 million of costs, primarily for amounts charged by our lenders in connection with these modifications. These costs were recorded in May 2017 as a reduction in the carrying value of the related debt liability and which will be amortized into interest expense over the life of the related debt. The terms of certain of our lending and credit agreements also include provisions that limit, under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2018, these agreements have no restrictions on such distributions to shareholders in fiscal year 2018.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the U.K. The balance in the account as of June 30, 2018 was $16.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British pounds (equivalent to approximately $26.4 million) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2018, no amounts were outstanding under this borrowing arrangement.

As of June 30, 2018, $88.8 million of the $120.4 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

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

Our financial condition remains strong with working capital of $337.1 million and a current ratio of 2.2 to 1 at June 30, 2018. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (Tax Act). Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which was codified in March 2018 under ASU 2018-05, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under Accounting Standards Codification (ASC) 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. At June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

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

We have assigned a task force within management to lead our implementation efforts and we have engaged outside advisors to assist. We are currently in the process of analyzing the detailed impact of the adoption of the new standard on our active contracts across all our business segments, developing processes and tools to dual report financial results under both current GAAP and ASU 2014-09, and assessing the impact to our internal control structure. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. Approximately 22% of our net sales used the units-of-delivery method to recognize revenue in fiscal 2017. For a number of our multiple-element transportation contracts we are currently required to defer the recognition of all revenue and related costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASU 2014-09, deferral of such revenue and costs is not required. As a result, net revenue related to prior periods will be recognized as an increase to retained earnings upon adoption of ASU 2014-09. Additionally, the deferred customer-payment feature of these contracts will require identification of an embedded financing component under ASU 2014-09 which will result in the recognition of financing income for amounts which would have otherwise been recognized as revenue under the legacy standard.

As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it will impact revenue and cost recognition on a significant number of our contracts across our business segments, in addition to our business processes and our information technology systems. Our process of evaluating the effect of the new standard will continue through the end of fiscal year 2018.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Adoption of ASU 2016-18 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2016-18 earlier than required. Beginning October 1, 2018 application of this accounting standard update will not impact financial results, but will result in a retrospective change in the presentation of restricted cash, including the inclusion of $8.4 million and $75.6 million of restricted cash on hand at September 30, 2017 and September 30, 2016, respectively, within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. Adoption of ASU 2017-07 will be required for us in our fiscal year beginning October 1, 2018, and we have determined that we will not adopt ASU 2017-07 earlier than required. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

The FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2018 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2017.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

During the third quarter of fiscal 2016, we began the implementation of a new enterprise resource planning (ERP) system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. During the first quarter of 2018, we transitioned the payroll, general ledger, procurement, payment, billing and cash receipts functions for significant portions of our Australian and U.K. operations to our new ERP system. During the third quarter of fiscal

2018, we transitioned the general ledger, manufacturing, procurement, payment, billing, and cash receipts of our CMS subsidiaries to our new ERP system. We have accordingly in fiscal 2017 and fiscal 2018 modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in phases in fiscal 2018. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first nine months of fiscal 2018 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A former reseller of our air combat training systems in the Far East has filed a demand for arbitration seeking monetary damages for claims including tortious interference. Based upon the arbitration hearings that were held during the third quarter of fiscal 2018, we believe that the possible loss related to the torturous interference claim ranges from $0 to $2.4 million. We do not currently believe that any amount of potential loss related to this claim is probable, and no significant amounts have been accrued as expense related to any of the claims under arbitration. The arbitration proceedings now are closed, and we expect the arbitrator’s decision by the end of August 2018.

We consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2017, other than as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2017 and March 31, 2018, and changes to the risk factors below.

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

While our analysis and interpretation of this legislation is ongoing, based on an initial assessment, a provisional discrete tax benefit of $4.3 million and $3.0 million has been recorded in the three months ended December 31, 2017 and March 31, 2018, respectively, related to the re-measurement of U.S. net deferred tax liabilities at the lower enacted corporate tax rate and other effects of the enactment of the Tax Act. These amounts may be subject to further adjustment in subsequent periods throughout fiscal 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS.

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
10.1*

Amendment to Separation Agreement and General Release dated April 10, 2018, by and between Cubic Corporation and John D. Thomas. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2018, file No. 001-08931, Exhibit 10.1.

10.2*	Amendment to Transition Protection Plan, dated May 1, 2018. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2018, file No. 001-08931, Exhibit 10.2.
10.3*	Amendment to Cubic Corporation 2015 Incentive Award Plan, dated August 6, 2018.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 8, 2018	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 8, 2018	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)