Form 10-K
period 2018-09-30
CUBIC CORP /DE/
filed 2018-11-15
CIK 26076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of 23,106,683 shares of common stock held by non-affiliates of the registrant was: $1,469,585,039 as of March 31, 2018, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 1, 2018 including shares held by affiliates is: 27,337,991 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2018.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2018

PART I

Item 1.  BUSINESS.

GENERAL

CUBIC CORPORATION (Cubic) is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through increased situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR), and training markets. We offer integrated payment and information systems, expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training and readiness solutions. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading market positions and allows us to deepen and further expand each of our business segments in key markets.

Through September 30, 2017 our principal lines of business were transportation systems and services, defense systems, and defense services. On May 31, 2018, we sold the non-Original Equipment Manufacturer (OEM) Cubic Global Defense Services (CGD Services) business. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results, assets, liabilities, and cash flows of CGD Services have been classified as discontinued operations and have been excluded from amounts described below. In addition, we concluded that Cubic Mission Solutions became a separate operating segment and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD), and Cubic Mission Solutions (CMS). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide through common technologies. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion.

CTS provided 56% of our sales in fiscal year 2018. CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market.

CGD provided 27% of our sales in fiscal year 2018. CGD is a leading diversified supplier of live, virtual, constructive and game-based training solutions to the U.S. Department of Defense (DoD), other U.S. government agencies and allied nations. We offer a full range of training solutions for military and security forces. Our customized systems and services accelerate combat readiness in the air, on the ground and at sea while meeting the demands of evolving operations globally. Our range design business offers complete range design solutions for military, law enforcement, special forces and security training centers, including laser-engagement training simulation systems, live-fire range design, exercise planning, expert support and detailed After Action Reviews.

CMS provided 17% of our sales in fiscal year 2018. CMS provides networked command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include protected wide-band communications for C2 & ISR systems, expeditionary satellite communication solutions, real time processing, exploitation and dissemination of full motion video, deployable secure tactical cloud computing, communication gateways, and intelligence, surveillance and reconnaissance (ISR) services.

We have a broad customer base across our businesses, with approximately 53% of our fiscal year 2018 sales generated from U.S. federal, state and local governments. Approximately 2% of these sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2018 sales were attributable to sales to foreign government and foreign municipal agencies. In fiscal year 2018, 59% of our total sales were derived from products, with services sales accounting for the remaining 41%. Headquartered in San Diego, California, we had approximately 5,600 employees working on 4 continents and in 22 countries as of September 30, 2018.

In late October 2018, we acquired all of the outstanding capital stock of Advanced Traffic Solutions Inc. (Trafficware), a provider of intelligent traffic solutions for the transportation industry based in Sugar Land, Texas, which provides a fully integrated suite of software, Internet of Things (IoT) devices, and hardware solutions that provide customers with enhanced mobility and safety. The purchase price is $235.7 million adjusted for the difference between net working capital acquired and a targeted working capital amount.

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

BUSINESS SEGMENTS

Information regarding the amounts of revenue, operating profit and loss and identifiable assets attributable to each of our business segments, is set forth in Note 17 to the Consolidated Financial Statements for the year ended September 30, 2018. Additional information regarding the amounts of revenue and operating profit and loss attributable to major classes of products and services is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows in Item 7 of this Form 10-K.

TRANSPORTATION SYSTEMS SEGMENT

CTS is a systems integrator of payment and information technology and services for intelligent travel solutions. We deliver integrated systems for transportation and traffic management, delivering tools for travelers to choose the smartest and easiest way to travel and pay for their journeys, and enabling transportation authorities and agencies to manage demand across the entire transportation network — all in real time. We offer fare collection and revenue management devices, software, systems and multiagency, multimodal integration technologies, as well as a full suite of operational services that help agencies and operators efficiently collect fares and revenue, manage operations, reduce revenue leakage and make transportation more convenient. Through our NextBus and Intelligent Transport Management Solutions (ITMS) businesses, respectively, we also deliver real-time passenger information systems for tracking and predicting vehicle bus arrival times, and we are a leading provider of urban and inter-urban intelligent transportation and enforcement solutions and technology and infrastructure maintenance services to U.K. and other international city, regional and national road and transportation agencies. Through our Urban Insights business, we use big data and predictive analytics technology and a consulting model to help the transportation industry improve operations, reduce costs and better serve travelers.

CTS is comprised of approximately 2,700 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators, we have installed systems in over 40 markets and currently serve over 41 million users a day, which in total process approximately 12 billion revenue-related transactions per year, generating more than $16 billion of revenue per year for such transportation authorities and operators. Products accounted for 43% of the segment’s fiscal year 2018 sales, with services accounting for 57%.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. We have implemented and, in many cases, operate, automated fare payment and revenue management systems for some of the world’s largest transportation systems, examples include London (Oyster/Contactless Payment), the New York region (Metrocard), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In fiscal 2018, we were awarded: a contract by the New York Metropolitan Transportation Authority (MTA) to replace the MetroCard system with a New Fare Payment System (NFPS); a contract by the Massachusetts Bay Transit Authority (MBTA) to provide the CharlieCard system with a next-generation fare payment system; a contract by the Queensland Department of Transportation & Main Roads to provide a new fare system for the state of Queensland, Australia; and a contract by the San Francisco Bay Area’s Metropolitan Transportation Commission (MTC) to deliver next-generation fare payment technology and operational services to the Clipper smart card system serving the Bay Area.

In fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection. We provide a modern tolling alternative that uses best-of-breed tools that are flexible and modular compared to the proprietary, legacy systems that the industry views as their only option.

Through our NextBus and ITMS businesses we provide advanced transportation operational management capabilities and related services to over 95 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Los Angeles Metro, San Francisco Muni and the Toronto Transit Commission. In August 2018, we were awarded an Intelligent Congestion Management Platform contract by Transport for New South Wales to provide Sydney, Australia with one of the world’s most advanced transport management systems. The new system will enhance monitoring and management of the road network across New South Wales, coordinate the public transport network across all modes, improve management of clearways, planning of major events and improve incident clearance times, while providing real-time information and advice to the public about disruptions.

In addition to helping us secure similar projects in new markets, our comprehensive suite of innovative technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, new services, technology refresh, equipment refurbishment and the introduction of new or adjacent applications.

Consistent with our history of creating next-generation, state-of-the-art technologies and systems, our recent contract wins are a direct result of us implementing our NextCity initiative, which facilitates integrated payment and information technology and services across all modes of transportation. NextCity comprises a modular solution offering innovative payment and revenue management technologies, the creation and distribution of real-time and predictive information through the integration of payment and information systems, applications that enable agencies and operators to plan for and manage demand and applications that allow customers to manage their travel through seamless access to predictive and relevant information and convenient payment methods.

Industry Overview

We define our addressable transportation market as large-scale, multi-modal transportation revenue management systems (e.g. public transit fare collection, toll revenue collection), Real-Time Passenger Information and Intelligent Transportation Systems and services. We project the long-term growth for this market to be driven primarily by customer infrastructure expansion as well as technological refreshment and advancement which will lead to system replacements and upgrades. The average lifecycle of our revenue management systems is approximately 10 years, providing long-term recurring sales visibility and opportunities for future replacements and upgrades. Together with additional opportunities that stem from our other businesses as well as entry into new geographies, we believe our overall addressable market to be in excess of $16 billion. We believe industry experience, past performance, technological innovation and price are the key factors customers consider in awarding programs and such factors can serve as barriers to entry to potential competitors when coupled with scale and the upfront investments required for these programs.

The transportation systems and services business breaks into niche market segments, each of which is only capable of sustaining a relatively few numbers of suppliers. Due to the long-life expectancy of these systems and the few companies with the capabilities to supply them, there is fierce competition to win new contracts.

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system, as well as interoperability of multiple transportation operators within a single networked system. As such, there is a growing trend for regional payment systems, usually built around a large agency and including neighboring operators, all sharing a common regional payment media. Recent procurements for open payment systems will further extend the acceptance of payment media from smart cards, to contactless bank cards and Near Field Communication (NFC) enabled smart phones.

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

Our NextBus business uses a software-as-a-service solution. NextBus’ technologies provide transit passengers with accurate, real-time predictive arrival information about buses, subways and trains, and include real-time management and dispatch tools that enable transit operators to effectively manage their systems.

ITMS has a portfolio of information-based solutions for transportation agency customers. ITMS is a provider of traffic management systems technology, traffic and road enforcement and the maintenance of traffic signals, emergency equipment and other critical road and tunnel infrastructure.

Raw Materials — CTS

Raw materials used by CTS include sheet steel, composite products, copper electrical wire and castings. A significant portion of our end product is composed of purchased electronic components and subcontracted parts and supplies we procure from third-party suppliers. In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CTS

Funded sales backlog of CTS at September 30, 2018 and 2017 amounted to $3.545 billion and $2.044 billion, respectively. We expect that approximately $675 million of the September 30, 2018 backlog will be converted into sales by September 30, 2019.

CTS Competitive Environment:

We are one of several companies specializing in the transportation systems and services market. Our competitors in various market segments include Accenture, Conduent, IBM, Indra, Init, Kapsch, Parkeon, Roper Technologies, Scheidt & Bachmann, Siemens, Thales, and Trapeze.

For large tenders, our competitors may form consortiums that could include telecommunications companies, financial institutions and consulting companies in addition to the companies noted above. These procurement activities are very competitive and require that we have highly skilled and experienced technical personnel to compete.

We believe that our competitive advantages include intermodal and interagency regional integration expertise, technical skills, innovation, past contract performance, systems quality and reliability, experience in the industry and long-term customer relationships.

CUBIC GLOBAL DEFENSE SEGMENT

CGD is a market leader in live and virtual military training systems and has a growing presence in game-based training systems. Training systems provided by CGD include customized military range instrumentation systems, live-fire range design and maintenance, laser-based training systems, virtual simulation systems, and game-based synthetic training environments. CGD is comprised of approximately 1,900 employees working in 12 nations on 4 continents providing training systems to the DoD and 50 allied nations.

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

Strategically, we believe CGD is very well positioned to lead the increasing trend to fully integrated solutions that connect live, virtual, constructive, and game-based training environments into a seamless training event. Our training business portfolio is currently organized into air combat, ground combat, virtual training, and game-based advanced learning systems.

Air Combat Training Systems

In air combat, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War, which provides advanced live training to U.S. military fighter pilots and to allies around the world. The ACMI product line has progressed through five generations of technologies and capabilities. The latest generation, the P5 Combat Training System, provides advanced air combat training capability to the U.S. Air Force, Navy and Marine Corps, and has solidified Cubic’s market leading position. We have been awarded a series of contracts to produce and enhance ACMI for the F-35 Joint Strike Fighter. In May 2016, Cubic and its industry partners were selected by the U.S. Air Force Research Laboratory for Warfighter Readiness and Training Research to develop technologies for next-generation readiness capabilities. We have also developed a broad international base for our ACMI product, particularly in Asia Pacific and the Middle East. In addition to procuring the ACMI training system, many nations also rely on Cubic for on-site operations and maintenance support. We are constantly evolving our air combat training solutions to achieve full-spectrum live, virtual, and constructive (LVC) training systems. Cubic is the industry system integrator for the Air Force Research Lab’s Secure LVC Advanced Training Environment (SLATE) and Advanced Technology Demonstration (ATD). SLATE ATD integrates fourth and fifth-generation aircraft training with a multi-level encrypted ACMI waveform and airborne subsystems, in both tethered and untethered LVC training scenarios. SLATE ATD is a combination of protocols, standards, hardware and software that are joint, interoperable and supports advanced warfighting concepts.

Ground Combat Training Systems

CGD is a leading provider of realistic, easy-to-use, high-fidelity, reliable, and cost-effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana, and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the United States and allied nations around the world. Our ground combat training systems operate at over 40 combat training centers (CTCs) worldwide. Our laser-based tactical engagement simulation systems, widely known as Multiple Integrated Laser Engagement Systems (MILES), are used to enable realistic training without live ammunition. Cubic MILES are being utilized at over 90 locations around the world by multiple branches of the U.S. Armed Services, as well as the Department of Energy, and numerous international government customers. We have increased our focus on joint training solutions and those that can operate simultaneously in multiple simulation environments including live, virtual, constructive and gaming domains. In fiscal year 2013 we acquired the assets of Advanced Interactive Systems (AIS), which provides live fire training solutions to U.S. and international forces, further deepening our training capabilities and expanding our customer base. In July 2017, we acquired Deltenna, a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. Deltenna designs and manufactures cutting-edge integrated wireless products including compact LTE base stations, broadband range extenders for areas of poor coverage and rugged antennas. Deltenna enhances our tactical communication and training capabilities by effectively delivering high-capacity data networks within challenging and rigorous environments.

Game-Based Learning Systems

The Littoral Combat Ship (LCS) courseware contract win by the Simulation Systems Division during 2013 has opened a large new market for CGD. A key discriminator in the LCS proposal was the use of a high-fidelity gaming engine that allows avatars to instruct students at their own pace in an immersive environment based on realistic graphics. By integrating instructional material into a gaming environment, we have dramatically reduced instructor costs and provided a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matter. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach. We continue to invest in the appropriate tool sets and staffing resources to meet the Navy requirements. Near-term opportunities include other Navy and DoD customers.

Raw Materials — CGD

The principal raw materials used by CGD are sheet aluminum and steel, copper electrical wire and composite products. A significant portion of our end products are composed of purchased electronic components and subcontracted parts and supplies. We procure these items primarily from third-party suppliers. In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CGD

Funded and total backlog of CGD at September 30, 2018 was $443 million compared to $420 million at September 30, 2017. We expect that approximately $200 million of the September 30, 2018 backlog will be converted into sales by September 30, 2019.

CUBIC MISSION SOLUTIONS SEGMENT

CMS is a provider of business includes secure communications, secure networking, and Command and Control, Intelligence, Surveillance and Reconnaissance (C2ISR) product lines. From 2015 through 2018, we acquired GATR, DTECH, TeraLogics, Vocality, MotionDSP, and Shield Aviation in connection with our strategic efforts to build and expand our C4ISR business. These businesses provide wideband ultra-portable expeditionary satellite communication solutions, real time processing and enhancement, exploitation and dissemination of full motion video in the cloud, computer vision analytics, deployable secure tactical cloud computing communication gateways and ISR services. CMS is comprised of approximately 500 employees working primarily in the United States.

Secure Communications

Our broad portfolio of Secure Communications products includes next-generation satellite communication solutions, Wideband RF data links, search and rescue avionics and customized radio products.

CMS satellite communication terminal solutions are extremely portable, easily deployable, reliable in extreme environments, and have a low cost of use and ownership. Customers for CMS satellite solutions include U.S. and foreign military and emergency relief personnel (including federal, state, local, and international disaster response agencies, NGO's, and private relief companies). Our customers use our solutions for first-in communications (in the one hour to several month’s timeframe), as well as contingency communications and other short-to-medium term deployments where both high bandwidth and portability are needed. The decreased size, weight, and power requirements (SWaP) of CMS’ satellite solutions provide significantly higher performance when compared with similar transit volume and weight antennas. In fiscal 2018, the GATR satellite antenna systems proceeded to Full Rate Production (FRP) for the U.S. Army’s Transportable Tactical Command Communications (T2C2) program.

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

Our search and rescue avionics Personnel Locator System (PLS) is standard equipment on U.S. aircraft with a search and rescue mission. PLS is designed to interface with all modern search and rescue system standards. These include systems used by the Canadian Coast Guard, the U.S. Navy, the U.S. Air Force and the French Army. We also supply high power amplifiers and direction finding systems to major prime contractors and end users for both domestic and international applications.

Secure Networking

Our range of secure networking solutions provide a wide range of deployable and tactical computing and networking solutions to meet the diverse mission requirements of our military, government, first-responder and civilian customers.

CMS’ secure networking products operate in extreme environments and provide tactical cloud, networking, and communication interoperability gateways to help ensure critical communications. We provide embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput for C4ISR solutions. Our customers include U.S. and foreign militaries, Homeland Security & First Responder organizations, and industrial customers in the oil and gas, and maritime markets. We also provide cross-domain hardware solutions to address multi-level security challenges across common networks. In 2018, our Vocality Radio over Internet Protocol (RoIP) solution was certified and selected by AT&T as the FirstNet interoperability gateway. FirstNet is a national network used to enable critical communications for first responders.

C2ISR

We are a leading provider of real-time full motion video processing, exploitation and dissemination for the DoD, the intelligence community and commercial customers. With cloud-based, motion video streaming solutions for weather forecasting, security surveillance, asset awareness and recovery, critical intelligence analysis and mission command, our video applications are used by more than 30,000 users—capturing nearly 5 million hours of full-motion video each year. Additionally, we develop and apply artificial intelligence technologies to enhance videos in real-time to increase situational understanding.

Raw Materials — CMS

The principal raw materials used by CMS are sheet aluminum and steel, fabrics, purchased electronic subcomponents, cabling to include electrical wiring, connectors and harnesses, injection molded plastics, and composite products. We procure these items primarily from third-party suppliers. In general, supplies of raw materials and purchased parts are adequate to meet our requirements.

Backlog — CMS

Funded and total backlog of CMS at September 30, 2018 was $77 million compared to $72 million at September 30, 2017. We expect that approximately $74 million of the September 30, 2018 backlog will be converted into sales by September 30, 2019.

CGD and CMS Competitive Environments

Cubic’s broad portfolios in both our CGD and CMS segments means we compete with numerous companies, large and small, across the globe. Well known competitors to these two segments include Boeing, General Dynamics, L3 Communications, Lockheed Martin, Northrop Grumman and Saab Training Systems, as well as other smaller companies. In many cases, we have also teamed with several of these companies, in both prime and subcontractor roles, on specific bid opportunities. While we are generally smaller than our principal competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and rapidly focus technology and innovation to solve customer problems.

In CGD’s market, we continue to focus on expanding our domestic and international footprint in the global military simulation and training market as well as enabling the convergence and integration of live, virtual and constructive training technologies.

CGD’s market is relatively large and stable. According to the 2018 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market is $10.2 billion in 2018. The value of the market is expected to increase at a compound annual growth rate of 3.12% over the forecast period, to reach a value of $13.8 billion by 2028.

We estimate that the Secure Communications, Secure Networking and C2ISR markets within our CMS business have a total addressable market of approximately $3 billion annually. We believe that our products and technologies address mission critical requirements such as integrated communications suites for unmanned aerial vehicles (UAV), ships and the dismounted soldier, battlefield awareness, and secure and encrypted communications. We believe that these technologies will continue to experience strong demand as the U.S. military maintains a smaller, more agile force structure.

We believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future defense spending to help the DoD meet its critical future capability requirements for enabling and protecting U.S. security and the security of our allies in the years to come.

BUSINESS STRATEGY

Goal 2020 reflects our vision of Cubic’s continued growth path to help generate superior returns for our shareholders. Our goal is to reach $1.5B+ in revenue with 11% to 12.5% Adjusted EBITDA margins by the end of 2020. We believe our growth will be fueled by enhancing customer value through innovative solutions in our markets and maintaining our leadership position in these markets, accelerated with accretive strategic acquisitions, and led by our talented and dedicated employees.

To achieve Goal 2020 we are focused on our winning proposition and five key priorities. We will enhance value creation by providing our global customers with market-leading, technology driven, mission-critical solutions that reduce transportation congestion and increase military readiness and effectiveness. To achieve Goal 2020, we are focused on the five key priorities of Winning the Customer, Building NextCity Globally, Building Next-Mission Globally, Building NextTraining Globally and Living One Cubic.

Our strategy remains guided by our objective of Winning the Customer to create market-leading positions, delivering superior operational performance, developing customer-centric innovations and investing our capital and talent to enhance our market-leading businesses. We will accelerate our growth by being innovative, responsive, connected and, ultimately, indispensable to our customers. We will be good listeners, understand our customers’ perspective and find solutions together.

In transportation, we have developed our NextCity vision for the future of transportation. We are repositioning ourselves from being a leading provider of mass transit fare collection systems to be a leading provider of integrated payment and information systems across all modes of transportation. In Building NextCity Globally, we will create transportation payment and information solutions in cities globally to help our customers increase efficiency and reduce congestion. We will focus on integrating transportation payments more efficiently and leveraging transportation data more effectively than anyone else. We will endeavor to put distance between us and the competition by: increasing our product reusability, innovating faster, using our superior global footprint to our advantage, and having a competitive cost structure. We will continue to grow our portfolio beyond fare collection to include industries such as tolling, analytics, parking and traffic management and design our solutions to scale to all cities, large and small. In fiscal year 2019, we are expanding our solutions to smaller and mid-sized agencies through our investment in NextBus 2.0, our investment in Delerrok, and the development of a detailed plan and strategy to shift our business models.

In defense C4ISR, over the past three years we acquired DTECH, GATR, TeraLogics, Deltenna, Motion DSP and Shield Aviation in connection with our strategic efforts to build and expand our NextMission Strategy. We formalized the structure of our Cubic Mission Solutions business unit which combines and integrates our C4ISR and secure communications operations. In building C4ISR globally, we will become a leader in Communications-on-the-Move, Joint Aerial Layer Network and C2ISR cloud transformation markets. We will provide superb technology-leading mission solutions at optimal SWaP (size, weight, and power) for our global customers’ most challenging problems at market-based prices.

In defense training, we have developed our vision for NextTraining. At its core, NextTraining will identify and quickly integrate highly valued, cutting-edge technical solutions in products and services to accelerate training proficiency for our customers. We will assist our customers in defining future training requirements while leveraging market conditions to generate competitive differentiation and cost synergies. In Building NextTraining Globally, we will provide superior value, cost effective all-domain readiness solutions built on an integrated, adaptable architecture to enable performance-based customer training solutions designed to exacting operational readiness standards.

Lastly, Goal 2020 is supported by our Living One Cubic key priority of sharing resources across the company to help achieve superior talent management, absolute customer focus, innovation, collaboration, cost-effective enterprise systems and impeccable ethics.

As part of our strategic planning process, we routinely conduct portfolio reviews and are reshaping our portfolio to help allow us to consistently grow sales, improve profitability and deliver attractive returns on capital. Our acquisition approach remains focused on opportunities that align with our strategy to build technology driven market leading businesses in NextCity, NextMission and NextTraining. We plan to continue to evaluate larger transformational opportunities that would leverage our strategy to invest in higher margin niche markets and utilize our strong capital position.

We believe implementing our strategy will improve Cubic’s competitive advantage and deliver superior value to our customers as well as superior returns to our shareholders.

Maintain Niche Market Leadership

We seek to defend our leadership positions in core markets by ensuring all our businesses are customer focused, thereby maintaining our long-term relationships with our customers. By achieving this goal, we can leverage our returns through follow-on business with existing customers and expand our presence in the market through sales of similar systems at competitive prices to new customers. The length of relationship with many of our customers exceeds 30 years and further supports our industry-wide leadership and technological capabilities. In addition, as a result of maintaining a high level of performance, we continue to provide a combination of support services and upgrades for our long-term customers. Such long-term relationships include the following:

Business Area	Year
Automated Fare Collection	1972, provided the San Francisco Bay Area Rapid Transit (BART) ticket encoding and vending technology.
Air Combat Training	1973, supplied first “Top Gun” Air Combat Maneuvering Instrumentation system for the Marine Corps Air Station at Yuma, AZ.
Ground Combat Training	1990, pioneered the world’s first turnkey ground combat-instrumentation system at Hohenfels, Germany for the U.S. Army.
Expeditionary Satellite Communication Terminals	2008, GATRs’s technology was made an evolutionary component of the U.S. Special Operations Command Deployable Node family of SATCOM terminals.

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

Strategic Reinvestment of Capital

We target markets that have the potential for above-average growth where domain expertise, innovation, technical competency and contracting dynamics can help to create meaningful barriers to entry. We will strategically reinvest our cash in key program captures, internal research and development (R&D), and acquisitions to target priority markets and help ensure market leading positions to drive long term shareholder return.

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

The cost of company-sponsored R&D activities was $52.4 million, $52.7 million, and $32.0 million in 2018, 2017 and 2016, respectively. Additionally, we have received significant R&D co-development investments from our customers.  Consolidated and CTS R&D decreased between 2017 and 2018 primarily because CTS incurred R&D expense of $6.4 million in 2017 related to our contract with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018; such expenditures in fiscal 2018 are classified as costs of sales related to that contract. In 2018, CTS continued to make significant R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of tolling, intelligent transport systems, and analytic technologies. CGD R&D expenditures increased in 2018 due to the acceleration of our development of next generation live, virtual, constructive training systems. CMS had increased R&D expenditures between 2017 and 2018, primarily driven by development of new antenna technology for communications.

In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales as they are directly related to contract performance. In fiscal year 2018, we spent 4% of our sales on internally funded R&D.

Pursue Strategic Acquisitions

We have developed an acquisition strategy that focuses on growth opportunities in the defense and transportation markets in line with our overall business strategy. We have made strategic acquisitions that help us overcome existing barriers in target markets with the goal of accelerating our profitable growth. We are focused on finding attractive acquisitions that enhance our market positions, provide expansion into complementary growth markets and ensure sustainable long-term profitability and return on invested capital. Over the last several years, we have completed multiple acquisitions that have diversified our customer base and expanded our systems and services offerings.

For example, from fiscal 2015 through fiscal 2018 we acquired GATR, DTECH, TeraLogics, Vocality, MotionDSP, and Shield Aviation in connection with our strategic efforts to build and expand our C4ISR business.

Enhance Services Business

We view services tied to our technologies as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 41% of our sales in fiscal year 2018, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

At CTS, we deliver a number of customer services from key service facilities for multiple transportation authorities worldwide. Due to the technical complexities of operating payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we have transitioned from a supplier to a systems integration and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide. Today, CTS delivers a wide range of services from customer support to financial management and technical support at operation centers across the United States, Canada, United Kingdom and Australia.

For CGD, increased services and operations and maintenance opportunities can reduce the volatility and timing uncertainties associated with large equipment contracts and add depth to the revenue base. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, we believe the international market offers greater opportunities to bundle and negotiate multi-year, turnkey contracts. We believe these long-term contracts reinforce CGD competitive posture and enable us to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

Expand International Footprint

We have developed a large global presence in our business segments. CTS has delivered over 500 projects in 40 major markets on 4 continents to date. Approximately 59% of the CTS segment’s fiscal year 2018 sales were attributable to international customers. In fiscal 2018, CTS was selected by the Queensland Department of Transport & Main Roads (DTMR) in Australia to design, build and operate a new ticketing system for the state and signed a contract with Transport for New South Wales in Australia to build an Intelligent Congestion Management Platform. In 2017, CTS signed a contract with Transport for London (TfL) for a three-year extension of services to London’s Oyster and contactless ticketing system to extend the contract for these services from 2022 to 2025.

CGD has delivered systems in more than 50 allied nations. In fiscal year 2018, approximately 52% of CGD sales were to allied foreign governments, including projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. We have expanded our presence in the United Kingdom, Canada, Taiwan, and the United Arab Emirates in response to growing opportunities. These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

Our CMS products are designed to address the needs of numerous international defense and civil applications. Our ISR data links are used by a number of international allied forces. In early fiscal 2018, CMS was awarded an order to provide satellite communication solutions for the New Zealand Defence Force (NZDF) under which we are supplying inflatable satellite antennas with supporting hardware and equipment training for the NZDF Network Enabled Army program. In addition, in late fiscal 2018 Australia’s Ministry of Defense procured CMS Atlas Strike kits that provide communications capability and situational awareness for Australia’s Joint Tactical Air Controllers.

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

OTHER MATTERS

We do not generally engage in any business that is seasonal in nature. Since our revenues are generated primarily from work on contracts performed by our employees and subcontractors, first quarter revenues tend to be lower than the other three quarters due to our policy of providing many of our employees more holidays in the first quarter, compared to other quarters of the year. The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of a fiscal year in order to avoid the loss of unexpended funds. These are not necessarily consistent patterns and depend upon actual activities in any given year. Since the Budget Act does not provide adequate enforcement mechanisms, statutory deadlines are often missed. As a result, Congress frequently relies on continuing resolutions or omnibuses, causing uncertainty about government spending or raising the threat of a shutdown. The U.S. Congress recently made progress in funding the government for fiscal year 2019. Not unlike past fiscal years, there have still been delays in the process for considering fiscal year 2019 appropriations bills. Nevertheless, we are encouraged by the U.S. Congress’ return to near regular order and the passing of the defense appropriations bills and approximately 75% of discretionary funding for fiscal year 2019, with the remainder of appropriations placed under a short-term continuing resolution to avoid a full or partial government shutdown.

We employed approximately 5,600 persons at September 30, 2018.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new enterprise resource planning (ERP) software and other software applications to manage our operations. The software applications have been implemented in phases through 2018 As we implement and add functionality, problems could arise that we have not foreseen, including interruptions in service, loss of data, or reduced functionality. Such problems could adversely impact our ability to provide quotes, take customer orders, ship orders timely, pay employees properly, and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As such, our results of operations and cash flows could be adversely affected. Such matters could lead to the loss of customers, damage to our reputation, litigation, and declines in our stock price.

In addition, the new ERP software and other applications that we have implemented and continue to implement are new to our organization. We have limited experience with maintaining controls over these new systems. If we are unable to design controls within or around these systems that are effective at preventing and detecting unreliable data, or if we are unable to design or operate controls within or around these systems to provide effective control around program changes and access to the systems, we may be at risk for future material weaknesses. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2018. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

•

budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transportation agencies and regional transportation agencies, and changes in fiscal policies or a reduction of available funding;

•	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

•	Congress and the executive branch may reach an impasse on increasing the national debt limit which would restrict the U.S. government’s ability to pay contractors for prior work;

•	disruptions in our customers’ ability to access funding from capital markets;

•	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

•	the adoption of new laws or regulations pertaining to government procurement;

•	government appropriations delays or blanket reductions in departmental budgets;

•

if  Congress does not agree on a budget or continuing resolution, it may result in a partial shutdown of the U.S. government or sequestration and cause the termination or suspension of our contracts with the U.S. government or automatic cuts to the U.S. defense budget, which could require us to furlough affected employees for an indefinite time, terminate or suspend subcontracts, or incur contract wind-down costs; It is uncertain if we would be compensated or reimbursed for any loss of revenue during such periods. If we were not compensated or reimbursed, it could result in significant adverse effects on our revenues, operating costs and cash flows.

•	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•	increased use of shorter duration awards by the federal government in the defense industry, which increases the frequency we may need to compete for work;

•	impairment of our reputation or relationships with any significant government agency with which we conduct business;

•	increased use of small business set asides by government agencies, resulting in limitations on Cubic’s ability to bid on contracts or to perform work as a subcontractor;

•	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

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

In addition, the DoD has an increased emphasis on awarding contracts to small businesses and awarding shorter duration contracts, each of which has the potential to reduce the amount of revenue we could otherwise earn from such contracts. Shorter duration contracts lower our backlog numbers and increase the risk associated with re-competing for a contract, as we would need to do so more often. In addition, as we may need to expend capital resources at higher levels upon the award of a new contract, the shorter the duration of the contract, the less time we have to recoup such expenditures and turn a profit under such contract.

In the past, we have restated our consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence and negative impacts on our stock price.

In May 2014, we restated our consolidated financial statements as of and for the years ended September 30, 2013 and 2012 and for the quarterly periods within the fiscal years ended September 30, 2013 and 2012 due to errors related to our method of recognizing revenues on two contracts at one of our wholly-owned subsidiaries. We previously restated our historical financial statements in 2012 following the identification of errors, which related primarily to the misapplication of GAAP for certain methods of revenue recognition. Subsequent to the restatement of our consolidated financial statements we have implemented a number of new control procedures, developed of new analytical tools, and have implemented new ERP software and other financial system applications that we believe has improved our internal control over financial reporting. However, the fact that we have completed two restatements since 2012 may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock, particularly if we are required to complete additional restatements in the future.

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

We have made assumptions concerning behavior by transportation authorities which may not hold true over time.

In our transportation business we have made certain assumptions that support the growth of the business. For example, we have assumed that governments will continue to charge passengers for using public transit. We have also assumed that transportation agencies will continue to outsource operations and services. Should these assumptions not hold true, our transportation business could experience a material loss of business.

The use of ride sharing, microtransit, and other shared mobility services and the development of autonomous vehicles could erode the demand for traditional public transit.

Ride sharing, microtransit, and other shared mobility services are creating options for public transit patrons which may be leading to the decline of ridership in some markets. The development and acceptance of autonomous vehicles could also lead to a decline in ridership for public transit systems. If these trends continue or expand, public transit agencies may decide to defer or reduce plans to upgrade their fare collection systems and our prospects for growth in our transportation business could diminish.

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

There is emphasis by the U.S. government on awarding contracts to small businesses, which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses for a limited portion of the work. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. In addition, being a subcontractor may limit the amount of revenue we could otherwise earn as a prime contractor for such contracts. When we only act as a subcontractor, we may only receive a limited portion of the contract award. Failure to maintain good relationships with small business partners operating in our industries could preclude us from winning work as a subcontractor as part of a large contracting consortium. This could result in significant adverse effects on our revenues, operating costs and cash flows.

Government audits of our contracts could result in a material charge to our earnings, have a negative effect on our cash position following an audit adjustment or adversely affect our ability to conduct future business.

U.S. government agencies, including the DoD and others, routinely audit and review a contractor’s performance on government contracts, contract costs, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Based on the results of such audits, the relevant government agency could adjust our contract costs, and any costs found to be unreasonable, improperly allocated, or unallowable under government cost accounting standards or contractual provisions will not be reimbursed. The government could also potentially refuse to agree to our proposed unit prices if the auditing agency does not find them to be “fair and reasonable.” The government may also demand that we refund what the government claims are any excess proceeds we received on particular items where the government claims we did not properly disclose required information in negotiating the unit price.

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

In addition, transit authorities have the right to audit our work under their respective contracts. If, as the result of an adverse audit finding, we were suspended, debarred, proposed for debarment, or otherwise prohibited from contracting with the U.S. government, any significant government agency or a transit authority terminated its contract with us, or our reputation or relationship with such agencies and authorities was impaired or they otherwise ceased doing business with us or significantly decreased the amount of business done with us, it would adversely affect our business, results of operations and financial condition.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last until March 2019. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, could depress economic activity, restrict our access to capital or adversely affect our contracts or relationships with customers in the United Kingdom or elsewhere in the European economic area. For example, our total sales to customers in the United Kingdom accounted for $240.7 million, $219.4 million and $243.0 million of our consolidated sales in 2018, 2017 and 2016, respectively. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to new and evolving laws and regulations governing personal data privacy both in the United States and internationally. Some of these laws have not been fully interpreted by the relevant authorities. These uncertainties may expose us to legal claims, penalties, increased costs of business, and other harm to our business.

The changing legal landscape in the area of data privacy may affect the way we do business or impose increased costs. As an example, the EU’s General Data Protection Regulation was implemented in May 2018 and has created a variety of new compliance obligations as well as increased financial penalties for noncompliance (which include fines up to 4% of global turnover of the preceding financial year or €20 million, whichever is greater, for serious violations). Noncompliance with such laws could result in fines, legal claims, loss of contracts and reputational harm.

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

Approximately 95% of our revenues in fiscal year 2018 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. We may therefore need to absorb any increases in our supply costs and may not be able to pass such costs increases along to our customers. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2018, our total backlog was approximately $4.1 billion. Orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of sales that we may anticipate in our backlog numbers. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of sales, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

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

Our businesses must comply with and are affected by various U.S. government and foreign regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs. Any changes in applicable laws could adversely affect our business and financial condition. Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting. The more significant regulations include:

•	the FAR and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	the ITAR, which control the export of items on the U.S. Munitions Control List administered by the U.S. Department of State;

•	the Export Administration Regulations which control commercial, dual-use and select defense related articles;

•	the Bureau of Alcohol, Tobacco, Firearms and Explosives regulations that control the manufacture, possession and sale of firearms and explosive devices and materials;

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

•	regulations of most state and regional agencies and foreign governments similar to those described above;

•	the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•	the Sherman Act and Clayton Act, which proscribe unlawful, anti-competitive conduct and business practices;

•	the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act;

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

•

the civil False Claims Act, which provides for substantial civil penalties and treble damages for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval, and allows private litigants to pursue violations as “whistleblower” or qui tam actions on behalf of the U.S. government;

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

We may not be able to identify, attract or retain qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses, which could adversely affect our financial condition and results of operations. The technically complex nature of our operations results in difficulties finding qualified staff. In our defense businesses especially, experienced personnel possessing required security clearances are finite in number. A number of our employees maintain a top secret clearance level. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our cleared employees lose or are unable to timely obtain security clearances or we lose a facility clearance, our U.S. government customers may terminate their contracts with us or decide not to renew such contracts upon their expiration. As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not generate the sales anticipated from the contract, which could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new awards for similar work.

In addition, in our transportation business,  we frequently need to recruit new highly skilled people into technical roles in order to perform our contractual obligations. An inability to recruit such people and quickly integrate them into the business may cause us to not be able to meet contractual deadlines which could lead to the imposition of liquidated damages or termination of our contracts for default in certain cases.

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

Prior cyber-attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are robust. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

The U.S. government, and the DoD in particular, has become more aggressive in seeking rights in all technical data, computer software, and computer software documentation that we may deliver under U.S. government contracts. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts. Those rights include, but are not limited to, the ability of the government to provide that technical data, computer software, and computer software documentation to our competitors which may result in “leveling the playing field” for competitors and reducing our incumbency advantage during re-procurements for those goods or services. Thus, we may not have the right to prohibit the U.S. government from using certain technologies developed by us, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government.

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

Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than we can. In order to remain competitive, we must keep our capabilities technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share. Consolidation in the industries in which we operate and government budget cuts may lead to pressure being placed on the margins we may earn on any contracts we win. In addition, should the transportation market move towards requiring contractors to provide up-front financing for contracts they are awarded (for example, our contract for the Chicago Open Standards Fare System and our contract for a fare payment system in Boston), we may need to compete more heavily on the basis of our financial strength or alternate financial structures, which may limit the contracts we can service at any one time.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). As of September 30, 2018, there were no borrowings under this agreement and there were letters of credit outstanding totaling $29.0 million, which reduce the available line of credit to $371.0 million.

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

Additionally, we may employ the use of alternative financing structures, such as a synthetic lease, in order to fund certain construction projects related to the redevelopment of our corporate campus. Any such financing arrangements may further restrict our financial and operational flexibility.

Our corporate campus redevelopment plan may be subject to certain unanticipated financial, environmental, regulatory, and construction risks that are beyond the scope of our typical business activities.

We are in the process of exploring options to redevelop our corporate campus in San Diego and this redevelopment project may be subject to various risks associated with real property development including but not limited to financing, compliance with environmental laws and regulations, obtaining permits and other governmental approvals, regulatory compliance, changes in market conditions, labor and material shortages, legal claims, delays in completion, distract management’s and employees’ attention and resources, natural disasters, cost overruns, socio-political risks, and construction defects. Any of the abovementioned risks, or other risks generally associated with real property development, could increase our operational expenses, expose us to fines and penalties, disrupt our business operations, require us to expend additional resources, or expose us to other unanticipated liabilities that are not encountered in our typical business activities.

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

Since our internal manufacturing capacity is limited, we use third parties to supply certain products or components we use. While we use care in selecting our suppliers, we have less control over the reliability of supply, quality and price of products or components than if we manufactured them. In some cases, we obtain products from a sole supplier or a limited group of suppliers. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, financial condition or other factors. We may have disputes with our suppliers arising from, among other things, the quality of products and services or customer concerns about the supplier. If any of our suppliers fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Economic downturns can adversely affect a supplier’s ability to manufacture or deliver products. Further, suppliers may also be enjoined from manufacturing and distributing products to us as a result of litigation filed by third parties, including intellectual property litigation. If we were to experience difficulty in obtaining certain products, there could be an adverse effect on our results of operations, customer relationships and reputation. Additionally, our suppliers could also increase pricing of their products, which could negatively affect our ability to win contracts by offering competitive prices.

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

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	identify emerging technological trends and business models in our current and target markets;

•	develop and maintain competitive products, systems and services;

•	enhance our offerings by adding technological innovations that differentiate our products, systems and services from those of our competitors; and

•	develop, manufacture and bring to market cost-effective offerings quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, and in some cases transition to a product-oriented approach as opposed to our historical, project oriented approach, all of which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. In recent years, we have spent an amount equal to approximately 3% to 5% of our annual sales on internal R&D efforts. There can be no assurances that this percentage will not increase should we require increased innovations to successfully compete in the markets we serve. We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

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

Part of our strategy involves the acquisition of other companies. For example, from fiscal 2015 through 2018, we acquired GATR, DTECH, TeraLogics, Vocality, MotionDSP, and Shield Aviation in connection with our strategic efforts to build and expand our C4ISR business.

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

•	we may not be able to eliminate redundant costs anticipated at the time we select acquisition candidates; and

•	one or more of our acquisitions may have unexpected liabilities, fraud risk, or adverse operating issues that we fail to discover through our due diligence procedures prior to the acquisition.

As a result, the integration of acquired businesses may be costly and may adversely impact our results of operations and financial condition. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, we may not achieve the anticipated benefits from any acquisition, in which case our results of operations, business, and financial condition may suffer.

Changes in future business or other market conditions could cause business acquisitions or investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

As part of our strategy, we have in the past acquired, and expect to continue to acquire, from time to time, businesses, or a minority or majority interest in a business. These acquisitions or investments are made upon analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill. We evaluate our recorded goodwill balances for potential impairment annually as of July 1, or when circumstances indicate that the carrying value may not be recoverable. Any goodwill impairment could result in substantial losses and write-downs that would reduce our results of operations. For more information on the accounting policies we have in place for impairment of goodwill, see our discussion under “Valuation of Goodwill” in Item 7 of this Form 10-K.

Our employees or third-party contractors may engage in misconduct or other improper activities, which could harm our business, financial condition and results of operations.

We are exposed to the risk of employee and third-party contractor fraud or other misconduct. Employee and third-party contractor misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues.

Employee and third-party contractor misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. Misconduct could also involve making payments to government officials or third parties that would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Anti-Bribery Act or similar laws in other countries.

It is not always possible to deter employee or third-party contractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition and results of operations. In addition, alleged or actual employee or third-party contractor misconduct could result in investigations or prosecutions of employees or third-party contractors engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

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

Recently-enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, a provisional tax benefit of $7.1 million has been recorded in the year ending September 30, 2018 related to the re-measurement of U.S. net deferred tax liabilities at the lower enacted corporate tax rate and other effects of the enactment of the legislation. These amounts may be subject to further adjustment in subsequent periods in accordance with subsequent interpretive guidance issued by the SEC or the IRS.

While some of the changes made by the tax legislation may be beneficial to us in one or more reporting periods and prospectively, other changes may adversely affect us on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation will have on us. We urge our investors to consult with their legal and tax advisors with respect to the impact of such legislation on their respective tax situations.

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

The size, nature and complexity of our business make us susceptible to investigations, claims, and litigation, particularly those involving governments. We are and may become subject to investigations, claims and administrative, civil or criminal litigation globally and across a broad array of matters, including, but not limited to, government contracts, false claims, products liability, fraud, environmental, intellectual property, tax, export/import, anti-corruption, labor, health and safety, employee benefits and plans, including plan administration, and improper payments. These matters could divert financial and management resources; result in fines, penalties, compensatory, treble or other damages or non-monetary relief; and otherwise disrupt our business. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for a company or one or more of its components. Suspension, debarment, or being proposed for debarment could have a material adverse effect on our company because of our reliance on government contracts and export authorizations. An investigation, claim or litigation, even if fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. Investigations, claims or litigation could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal 2018, we paid $7.4 million of cash dividends to our shareholders.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance, including those concerning new programs and growth in the markets in which we do business, Goal 2020 and our five key priorities, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Risk factors” and elsewhere throughout this report and in the documents incorporated by reference herein, that could cause actual results to differ materially from those expressed in these statements.

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

Location of Property	Owned or Leased
Corporate:
Arlington, VA	Leased
San Diego, CA	Owned
Tullahoma, TN	Leased

Investment properties:
Teterboro, NJ	Leased

Cubic Transportation Systems:
Atlanta, GA	Leased
Balcatta, Australia	Leased
Brisbane, Australia	Leased
Burnaby, BC, Canada	Leased
Chicago, IL	Leased
Concord, CA	Leased
Concord, Canada	Leased
Concord, NH	Leased

Location of Property	Owned or Leased
Cumbermauld, Scotland	Leased
Frankfurt, Germany	Leased
Glostrup, Denmark	Leased
Greenford, London, England	Leased
Hamburg, Germany	Leased
Hyderabad, India	Leased
Kingswood, Australia	Leased
London, England	Leased
Mallusk Newtonabbey, Ireland	Leased
Malmo, Sweden	Leased
Mascot, Australia	Leased
Merthsham, Surrey, England	Leased
Murrarie, Australia	Leased
New York, NY	Leased
Norwalk, CA	Leased
Oakland, CA	Leased
Salfords, Surrey, England	Owned
San Diego, CA	Owned
San Francisco, CA	Leased
Stockton-On-Tees, England	Leased
Sydney, Australia	Leased
Tullahoma, TN	Leased and Owned
Vancouver, BC	Leased
Warrington, Chesire, England	Leased
Wollongong, Australia	Leased

Cubic Global Defense:
Abu Dhabi UAE	Leased
Auckland, New Zealand	Leased
Austin, TX	Leased
Brisbane, Australia	Leased
Canberra, Australia	Leased
Chippenham Wiltshire, England	Leased
Farnham, Surrey, England	Leased
Fyschwyck, Australia	Leased
Heisingor, Denmark	Leased
Orlando, FL	Leased and Owned
Riyadh, Saudi Arabia	Leased
Salisbury, UK	Leased
San Diego, CA	Leased and Owned
Shackleford, England	Leased
Singapore, Asia	Leased
Tampa, FL	Leased
Tijuana, Mexico	Leased
Townsville, Australia	Leased

Cubic Mission Solutions:
Aberdeen, MD	Leased
Ashburn, VA	Leased
Dallas, TX	Leased
Fayetteville, NC	Leased
Hanover, MD	Leased
Herndon, VA	Leased

Location of Property	Owned or Leased
Huntsville, AL	Leased
San Diego, CA	Owned
Shackleford, England	Leased
Tampa, FL	Leased

Item 3.  LEGAL PROCEEDINGS.

A former reseller of our air combat training systems in the Far East filed a demand for arbitration seeking monetary damages for claims including breach of contract. In the fourth quarter of fiscal 2018, the arbitrator awarded $1.7 million to the former reseller. This amount was recorded as selling, general, and administrative expenses in our CGD segment during fiscal 2018 and these arbitration proceedings are now closed.

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

Not Applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. The closing high and low sales prices for the stock, as reported in the consolidated transaction reporting system of the New York Stock Exchange for the quarterly periods during the past two fiscal years, and dividend information for those periods, are as follows:

MARKET AND DIVIDEND INFORMATION

	Sales Price of Common Shares
	Fiscal 2018		Fiscal 2017		Dividends per Share
Quarter	High	Low	High	Low	Fiscal 2018	Fiscal 2017
First	$63.00	$51.90	$50.40	$40.03	—	—
Second	65.65	54.05	55.25	46.45	$0.14	$0.14
Third	71.85	59.80	53.15	44.25	—	—
Fourth	76.85	65.90	51.95	40.20	$0.14	$0.14

On November 1, 2018, the closing price of our common stock on the New York Stock Exchange was $65.87. There were 517 shareholders of record of our common stock as of November 1, 2018.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 of this Form 10-K.

	Year Ended September 30,
	2018	2017	2016	2015	2014
Results of Operations:
Sales	$1,202,898	$1,107,709	$1,070,601	$1,028,899	$1,000,249
Cost of sales	835,392	779,323	766,477	729,179	725,522
Selling, general and administrative expenses (2)	258,644	240,601	253,163	195,752	165,706
Research and development	52,398	52,652	31,976	17,992	17,959
Interest expense	10,424	15,027	11,199	4,400	4,084
Income taxes (1)	7,093	14,658	(14,357)	46,626	13,796
Net income (loss) from continuing operations (1) (2)	7,793	(25,740)	(12,080)	10,170	60,815
Net income from discontinued operations	4,243	14,531	13,815	12,744	8,765
Net income (loss) attributable to Cubic (1) (2)	12,310	(11,209)	1,735	22,885	69,491

Per Share Data:
Net income (loss) per share:
Basic
Continuing operations (1) (2)	$0.30	$(0.95)	$(0.45)	$0.38	$2.27
Discontinued operations	$0.16	$0.54	$0.51	$0.47	$0.33
Basic earnings per share (1) (2)	$0.45	$(0.41)	$0.06	$0.85	$2.59

Diluted
Continuing operations (1) (2)	$0.29	$(0.95)	$(0.45)	$0.38	$2.27
Discontinued operations	$0.16	$0.54	$0.51	$0.47	$0.33
Diluted earnings per share (1) (2)	$0.45	$(0.41)	$0.06	$0.85	$2.59

Cash dividends	0.27	0.27	0.27	0.27	0.24

Shares used in calculating net income (loss) per share:
Basic	27,229	27,106	26,976	26,872	26,787
Diluted	27,351	27,106	26,976	26,938	26,845

Year-End Data:
Shareholders’ equity related to Cubic	$724,196	$689,631	$689,896	$756,288	$782,278
Equity per share, basic	26.60	25.44	25.57	28.14	29.20
Total assets	1,304,883	1,336,285	1,504,408	1,300,276	1,194,606
Long-term debt, net of current portion	199,793	199,761	200,741	126,705	102,390

(1)

Fiscal 2018 tax provision includes a one-time tax benefit of $7.1 million related to U.S. Tax Reform. Fiscal 2017 pretax loss totaled $11.1 million while the income tax provision totaled $14.7 million. The provision primarily resulted from tax on foreign earnings and U.S. tax expense related to the amortization of indefinite lived intangible assets, partially offset by tax benefit related to the release of reserves for uncertain tax positions due to the positions being effectively settled. Fiscal 2016 tax provision included $6.3 million of expense related to nondeductible acquisition-related compensation, as well as $23.8 million of tax benefit in connection with an acquisition involving significant U.S. deferred tax liabilities which allowed for a subsequent release of deferred tax valuation allowance. Fiscal 2015 tax provision included the effect of establishing a deferred tax valuation allowances on U.S. deferred tax assets totaling $35.8 million.

(2)

Results of the year ended September 30, 2016 included an $18.5 million charge related to a business acquisition purchase accounting charge, before applicable income taxes. See Note 2 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of this charge.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Cubic is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through increased situational understanding. Cubic Corporation designs, integrates and operates systems, products and services focused in the transportation, defense C4ISR and training markets. We serve the needs of various federal and regional government agencies in the U.S. and allied nations around the world with products and services that have both defense and civil applications.

Through September 30, 2017, our principal lines of business were transportation payments and information systems and services, defense systems, and defense services. On May 31, 2018, we sold the Cubic Global Defense Services (CGD Services) business. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results, assets, liabilities, and cash flows of CGD Services have been classified as discontinued operations and have been excluded from amounts described below. In addition, we concluded that Cubic Mission Solutions became a separate operating segment and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD), and Cubic Mission Solutions (CMS). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide through common technologies. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion. We organize our business segments based on the nature of the products and services offered.

For the fiscal year ended September 30, 2018, 56% of sales were derived from CTS, 27% were derived from CGD and 17% were derived from CMS. The U.S. government remains our largest customer, accounting for approximately 30% of sales in 2018, compared to 30% and 25% of sales in 2017 and 2016, respectively. In fiscal year 2018, 59% of our total sales were derived from products, with services sales accounting for the remaining 41%.

We are operating in an environment that is characterized by continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on innovative solutions, program execution, improving the quality and predictability of the delivery of our products and services, and providing opportunities for customers to outsource services where we can provide a lower cost and more effective solution. Our international sales, including Foreign Military Sales (FMS), comprised 48% of our total sales for fiscal year 2018. Sales to countries outside the U.S. amounted to 59%, 52% and 3% of the total sales of CTS, CGD and CMS, respectively, for fiscal year 2018. To the extent our business and contracts include operations in countries outside the U.S., other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency rates, regulation by foreign countries, and the potential for deterioration of political relations.

We continuously strive to strengthen our portfolio of products and services through innovation to meet the current and future needs of our customers. We accomplish this in part by our independent R&D activities, and through acquisitions. Company-sponsored R&D spending totaled $52.4 million in 2018. In 2018, CTS continued to make R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of tolling, intelligent transport systems (ITS) and analytic technologies. CGD’s R&D expenditures increased in 2018 due to the acceleration of our development of next generation live, virtual, constructive, and game-based training systems. CMS has increased R&D expenditures between 2017 and 2018, primarily driven by development of our software definable antenna technology that will bring network wideband communications to our defense customers and support the development of the DoD’s joint area layer network.

We selectively pursue the acquisition of businesses that complement our current portfolio and allow access to new customers or technologies. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. From 2015 through 2018 we acquired GATR, DTECH, TeraLogics, Vocality, MotionDSP, and Shield

Aviation in connection with our strategic efforts to build and expand our C4ISR business. These businesses provide wideband ultra-portable expeditionary satellite communication terminal solutions, secure video delivery, real time processing and enhancement, exploitation and dissemination of full motion video in the cloud, computer vision analytics, deployable secure computing tactical cloud and networking solutions equipment, and communication gateways. We have also made niche acquisitions of businesses during the past several years, including Deltenna in 2017. Generally, our business acquisitions are dilutive to earnings in the short-term due to acquisition-related costs, integration costs, retention payments and often higher amortization of purchased intangibles in the early periods after acquisition and expenses related to earn-outs. However, we expect that each of these recent acquisitions will be accretive to earnings in the long-term.

Industry Considerations

The U.S. government continues to focus on discretionary spending, tax, and other initiatives to control spending and reduce the deficit. More than 40 years since the Budget Act created the existing framework Congress has rarely followed the required process and deadlines. Regular order has not been fully followed since fiscal year 1995—the last time Congress passed a budget conference agreement followed by all 12 appropriations bills before the beginning of the new fiscal year. The trend over the past decades has been reliance on continuing resolutions. Nevertheless, we are encouraged by the U.S. Congress’ return to near regular order and the passing of the defense appropriations bill and approximately 75% of other discretionary funding for FY19 with the remainder of appropriations placed under a short-term CR to avoid a full or partial government shutdown. The bipartisan, bicameral Joint Select Committee on Budget and Appropriations Process Reform is currently looking for solutions to make the process more efficient.

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

Budgetary considerations have put downward pressure on growth in the defense industry from 2011-2017 but under the BBA of 2018, defense budgets in 2018 and 2019 have shown significant increases from previous years. We believe that much of our business is well positioned in areas that the DoD has indicated are areas of focus for future increased defense spending to help the DoD meet its critical future capability requirements for protecting U.S. security and the security of our allies in the years to come.

Regarding international markets, global defense expenditures were again on the rise in 2018 reaching its highest level since the end of the Cold War at approximately $1.67 trillion in 2018. Defense spending increased by approximately 3.3% in 2018 - the fastest rate of growth in a decade - driven by the largest year-on-year increase in U.S. defense spending since 2008. The increase in defense spending reflects improved economic conditions coupled with continuing instability in a number of key regions.

In transportation, we continue to believe that our products and services are critical to our customers to ensure that they maximize revenue and efficiencies in a resource constrained environment. Some customers have responded to the current market environment by seeking financing for their projects from the system supplier or from other sources. An example of this is our contract with the Massachusetts Bay Transit Authority (MBTA), which was awarded in early 2018 to develop, build, operate, and maintain a next-generation fare payment system in Boston. Under this contract, the MBTA required that we and a financing partner, John Laing, establish a public-private partnership (P3) in order to finance the design and build phase of the payment system. MBTA does not begin making payments until the ten-year operate and maintain phase of the contract, which will span from 2021 through 2031.

While future defense plans, changes in defense spending levels and changes in spending for transportation projects could have a materially adverse effect on our consolidated financial position, we have and plan to continue to make strategic investments and acquisitions to align our businesses in growth areas of our respective markets that we believe are the most critical priorities and mission areas for our customers.

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

The transportation markets we serve are undergoing a substantial change. Pressure on transportation authorities to improve the customer experience while stretching their operating budgets is fueling a trend toward outsourced services and systems that enable innovation and lower operating cost. We believe we are positioned at the forefront of this change.

We believe that we hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas. We have implemented and, in many cases, operate, automated fare payment and revenue management systems for some of the world’s largest transportation systems; examples include London (Oyster/Contactless Payment), the New York region (Metrocard), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Los Angeles region (TAP), the Washington D.C. region (Smartrip), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). In fiscal 2018, we were awarded a contract by the New York Metropolitan Transportation Authority (MTA) to replace the MetroCard system with a New Fare Payment System (NFPS): a contract by the MBTA to provide the CharlieCard system with a next-generation fare payment system; a contract by the Queensland Department of Transportation & Main Roads to provide a new fare system for the state of Queensland, Australia; and a contract by the San Francisco Bay Area’s Metropolitan Transportation Commission (MTC) to deliver next-generation fare payment technology and operational services to the Clipper smart card system serving the Bay Area.

In fiscal 2016 we were awarded a contract by the New Hampshire State Department of Transportation to deploy our back-office system for the purposes of toll revenue collection. We provide a modern tolling alternative that uses best-in-breed tools that are flexible and modular compared to the proprietary, legacy systems that the industry views as their only option.

Through our NextBus and ITMS businesses we provide advanced transportation operational management capabilities and related services to over 95 customers including organizations such as Transport for London, Transport Scotland, Highways England, Transport for Greater Manchester, Los Angeles Metro, San Francisco Muni and the Toronto Transit Commission. In August 2018, we were awarded an Intelligent Congestion Management Platform contract by Transport for New South Wales to provide Sydney, Australia with one of the world’s most advanced transport management systems. The new system will enhance monitoring and management of the road network across New South Wales, coordinate the public transport network across all modes, improve management of clearways, planning of major events and improve incident clearance times, while providing real-time information and advice to the public about disruptions.

In addition to helping us secure similar projects in new markets, our comprehensive suite of new technologies and capabilities enables us to benefit from a recurring stream of revenues in established markets resulting from operations, innovative new services, technology refresh, equipment refurbishment and the introduction of new or adjacent applications.

In 2018, revenues from services provided by CTS were $382.6 million, or 57% of CTS sales, and revenues from product sales were $288.1 million, or 43% of CTS sales.

We are currently designing and building major new systems in New York, Boston, Brisbane, and the Bay Area. Profit margins during the design and build phase of major projects can be slightly lower than during the operate-and-maintain phase. This has in the past caused, and may in the future cause, swings in profitability from period to period. In addition, cash flows are often negative during portions of the design-and-build phase, until major milestones are reached and cash payments are received.

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

Gross profit margins from services sales in CTS were 25% and 28% for fiscal years 2018 and 2017, respectively, and gross profit margin from product sales was 25% and 29% in 2018 and 2017, respectively. The mix of product and services sales can produce fluctuations in margin from period-to-period and is generally caused by the mobilization or completion of project system delivery; however, as system delivery projects complete they generally transition to recurring service sales which add to a recurring services sales base which will increase over time.

Most of our sales in CTS for fiscal year 2018 were from fixed-price contracts. However, some of our service contracts provide for variable payments, in addition to the fixed payments, based on meeting certain service level requirements and, in some cases, based on system usage. Service level requirements are generally contingent upon factors that are under our control, while system usage payments are contingent upon factors that are generally not under our control, other than basic system availability. Development and system integration contracts in CTS are usually accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimates can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

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

For certain CTS contracts for which we develop a system for a customer and subsequently operate and maintain the customer’s system, the contract specifies that we will not be paid during system development, but rather we will be paid over the period that we operate and maintain the system. Under current revenue recognition guidance we cannot recognize revenue on these contracts until we begin receiving cash. In such situations, we defer the direct and incremental costs associated with the system development. For instance, for the fare collection system for the Chicago Transit Authority, the contract specifies that we would not begin to be paid until we entered the service period and we did not begin recognizing revenue on this contract until it entered the service period in August 2013. In addition, in early 2018, the Massachusetts Bay Transit Authority (MBTA), awarded us a contract to develop, build, operate, and maintain a next-generation fare payment system in Boston. Under this contract, the MBTA required that we and a financing partner, John Laing, establish a public-private partnership (P3) in order to finance the design and build phase of the payment system. MBTA does not begin making payments to our P3 until the ten-year operate and maintain phase of the contract, which will span from 2021 through 2031. We have concluded that under the relevant accounting guidance we are required to consolidate the financial statements of the P3, and that we cannot recognize revenue on this contract until MBTA begins making payments to the P3. As of September 30, 2018, we had capitalized $86.2 million, net, in direct costs associated with all transportation customer contracts to develop and manufacture systems for customers for which revenue recognition does not begin until the customers begin operating the systems. Selling, general and administrative (SG&A) costs associated with such contracts are not being capitalized, but are being expensed as incurred.

Cubic Global Defense

CGD is a diversified supplier of live, virtual, constructive and game-based training solutions to the U.S. Department of Defense, other U.S. government agencies and allied nations. We offer a full range of training solutions for military and security forces. Our customized systems and services accelerate combat readiness in the air, on the ground and at sea while meeting the demands of evolving operations globally. Our range design business offers complete range design solutions for military, law enforcement, special forces and security training centers, including laser-engagement training simulation systems, live-fire range design, exercise planning, expert support and detailed After Action Reviews.

CGD designs and manufactures instrumented range systems for fighter aircraft, armored vehicles and infantry force-on-force live training weapons effects simulations, laser-based tactical and communication systems, and precision gunnery solutions.

CGD is continually building upon its role as a leader in air and ground combat training systems worldwide. Our products and systems help our customers to retain technological superiority with cost-effective solutions. We design, innovate, manufacture and field a diverse range of technologies that are critical to combat readiness, supply chain logistics and national security for the U.S. and allied nations. Our primary lines of business include air combat training ranges and after action review software, ground combat training systems, including a full range of laser engagement simulation systems, game-based learning systems, and virtual small arms training systems. We also provide ongoing support services for systems we have built for several of our international customers.

Our established international footprint in 50 allied nations is a key ingredient to our strategy. Our global footprint helps to insulate us from possible shifts or downturns in DoD spending. Sales to international customers of CGD are a major part of our business with 52% of sales in 2018 to international customers. In addition, new innovative technologies like live, virtual, constructive (LVC) training systems and potential expansion into adjacent markets gives us means to add scale to our business.

Fixed-price contracts accounted for 88% of CGD’s revenue for fiscal year 2018. Development and system integration contracts in CGD are generally accounted for on a percentage-of-completion basis using the cost-to-cost method to measure progress toward completion, which requires us to estimate our costs to complete these contracts on a regular basis. Our actual results can vary significantly from these estimates and changes in estimate can result in significant swings in revenues and profitability from period to period. Generally, we are at risk for increases in our costs, unless an increase results from customer-requested changes. At times, there can be disagreement with a customer over who is responsible for increases in costs. In these situations we must use judgment to determine if it is probable that we will recover our costs and any profit margin.

CGD also has many long-term, fixed-price production contracts that do not require substantial development effort. For these contracts we use the units-of-delivery percentage-of-completion method as the basis to measure progress toward completing the contract and recognizing sales. The units-of-delivery measure recognizes revenues as deliveries are made to the customer generally using unit sales values in accordance with the contract terms. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the life of the contract based on deliveries.

Increasingly, CGD is receiving contracts from foreign customers to not only develop and deliver a system, but also to maintain the system for a period of years after the delivery. While service contracts have not historically been a significant part of our CGD business, this type of multiple-element contract has become more common in recent years.

Revenues under contracts for services in CGD are generally recognized as services are performed on a straight-line basis over the period of contract performance. Costs incurred under these services contracts are expensed as incurred, and may vary from period to period, resulting in fluctuations in earnings.

CGD’s gross profit margin in fiscal 2018 was 34%, compared to 29% in 2017 and 25% in 2016. At times, particularly favorable or unfavorable contracts can cause variation in this ratio, due to competition and the prevalence of fixed-price arrangements. Fixed-price contracts create both the risk of cost growth and the opportunity to increase margins if we are able to reduce our costs.

Cubic Mission Solutions

CMS provides networked C4ISR capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include communications and electronics solutions such as high-speed data links, search-and-rescue avionics and customized signal intelligence products, deployable and tactical communications products, wideband ultra-portable expeditionary satellite communication terminal solutions, secure video delivery, real time processing, exploitation and dissemination of full motion video in the cloud, deployable secure computing tactical cloud and networking solutions equipment, and communication gateways.

CMS has experienced significant recent growth through acquisitions. From fiscal 2015 through 2018, CMS acquired DTECH, GATR, TeraLogics, Vocality, MotionDSP, and Shield Aviation in connection with our strategic efforts to build and expand our C4ISR business.

We believe CMS is well positioned to provide mission solutions at superior size, weight and power (SWaP) as compared to our competitors. We are combining our capabilities to deliver new innovative solutions that meet customer needs like our Transportable Tactical Command Communications (T2C2) program for the U.S. Army. We believe our innovation positions us well for the emerging joint aerial layer network for U.S. and coalition partners.

The vast majority of CMS’ revenue for fiscal year 2018 was earned under fixed-price contracts with revenue recognized as deliveries are made to customers. CMS’ gross profit margin in fiscal 2018 was 43%, compared to 35% in 2017, and is mostly dependent upon product sales mix and volume during the year.

Operating overview

Cubic Corporation sales increased 9% to $1.203 billion in fiscal year 2018 from $1.108 billion in 2017. The increases in sales for CTS and CMS of 16% and 23%, respectively, were partially offset by a decrease in CGD sales of 10%. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar between 2017 and 2018 had a positive impact on sales of $11.9 million, which was 1% of 2018 sales. The impacts of changes in foreign currency exchange rates on sales from 2017 to 2018 predominantly affected our CTS segment results. See the segment discussions below for further analysis of segment sales.

Cubic Corporation sales increased 3% to $1.108 billion in fiscal year 2017 from $1.071 billion in 2016. The increase in sales for CMS of 54%, was partially offset by decreases in CTS and CGD sales of 1% and 4%, respectively. Revenues from businesses we acquired in 2017 and 2016, within our CGD and CMS segments, increased our consolidated sales by 5% from 2016 to 2017. Organic sales decreased slightly between fiscal years 2016 and 2017 primarily due to the negative impact of changes in foreign currency exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a negative impact on sales of 2%, or $19.9 million in 2017 compared to 2016. The impacts of changes in foreign currency exchange rates on sales from 2016 to 2017 predominantly affected our CTS segment results.

Operating income increased to $24.4 million in 2018 compared to $2.6 million in 2017 driven by improved profitability in our CTS and CMS businesses. CTS operating income increased by 52% to $60.4 million in 2018 compared to $39.8 million in 2017, primarily due to increased volumes, disciplined execution, the transition of investments to contracts and cost improvements that were realized following prior year investments in cost reduction activities. CMS had an operating loss of $0.1 million in fiscal 2018 compared to an operating loss of $9.3 million in 2017 driven by higher volume including the T2C2 Full Rate Production. CGD’s operating income decreased 41% to $16.6 million in 2018 compared to $28.1 million in 2017. CGD’s 2017 results included a one-time positive impact for a Request for Equitable Adjustment of $8.0 million. Businesses acquired in 2018 and 2017 generated operating losses of $4.6 million in 2018 compared to $3.1 million in 2017. Unallocated corporate and other costs were $52.5 million in 2018 compared to $56.0 million in 2017, and included expenses related to strategic and IT system resource planning as part of our One Cubic initiative totaling $24.1 million in 2018 and $34.4 million in 2017. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $2.1 million in 2018 compared to 2017. See the segment discussions below for further analysis of segment operating income (loss).

Operating income increased to $2.6 million in 2017 compared to an operating loss of $11.6 million in 2016. CGD’s operating income increased 41% to $28.1 million in 2017 compared to $19.9 million in 2016. CMS had an operating loss of $9.3 million in 2017 and $37.0 million in 2016. The CMS operating losses in 2017 and 2016 were primarily caused by the impact of purchase accounting on businesses acquired in this segment during fiscal 2017 and 2016. Businesses acquired by our CMS segment in 2017 and 2016 generated operating losses of $3.3 million in 2017 compared to $29.3 million in 2016. These operating losses for acquired businesses in our CMS segment include acquisition transaction costs and other acquisition-related charges, including an $18.5 million charge incurred for the GATR acquisition in fiscal 2016 described in the CMS segment section below. CTS operating income decreased by 31% primarily due to increased R&D investment in fiscal year 2017 and the impact of cost growth on a toll contract. Unallocated corporate and other costs were $56.0 million in 2017 compared to $52.0 million in 2016, and included expenses related to strategic and IT system resource planning as part of our One Cubic initiative totaling $34.4 million in 2017 and $34.8 million in 2016. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.4 million in 2017 compared to 2016.

Our net income from continuing operations was $8.1 million ($0.29 per share) in 2018, compared to net losses from continuing operations of $25.7 million ($0.95 per share) in 2017 and $12.1 million ($0.45 per share) in 2016. These changes in net income (loss) were primarily related to the changes in operating income (loss) described above and the changes in tax expense (benefit) described below.

Our gross margin percentage from product sales was 33% in 2018, compared to 31% in 2017. The increase in product sales gross margins was primarily due to supply chain cost savings and improved sales mix of higher-margin products including secure networks and expeditionary satellite communications products. In addition, we drove improved profitability on certain larger CTS development contracts. The gross margin on service sales was 27% in 2018 compared to 28% in 2017. The slight decrease in gross margins on service sales was primarily driven by a change in mix in our service contracts.

The gross margin from product sales was 31% in 2017, compared to 28% in 2016. The increase in gross margin percentage was primarily due to increased product sales by our CMS segment. In addition, product sales gross margins were positively impacted in 2017 by an $8.0 million equitable contract adjustment on a CGD contract to provide virtual training software to the U.S. Navy. As such, we recognized $8.0 million in sales and operating income related to this contract adjustment during fiscal 2017. The gross margin on service sales was 28% in 2017 and 2016.

SG&A expenses increased to $258.6 million or 22% of sales in 2018, compared to $240.6 million or 22% of sales in 2017. The increase in total SG&A expense was primarily due to increases in bid and proposal costs on new business pursuits and a $4.9 million increase in expense related to contingent consideration for recent business acquisitions between these periods. Contingent consideration on business acquisitions is measured at its estimated fair value at each reporting period based upon a number of assumptions including projections regarding whether the acquired companies are expected to achieve goals that will trigger payment of the consideration. Changes in the fair value of contingent consideration are recognized in SG&A expense. SG&A expense also increased as a result of the SG&A expenses of businesses acquired in fiscal 2018 and 2017. These increases in SG&A expenses were partially offset by a decrease in expenses related to strategic and IT system resource planning as part of our One Cubic initiative, which totaled $24.1 million in 2018 compared to $34.4 million in 2017.

SG&A expenses decreased to $240.6 million or 22% of sales in 2017, compared to $253.2 million or 24% of sales in 2016. The decrease in total SG&A expenses is primarily due to lower SG&A expenses recognized in 2017 in connection with recent business acquisitions as compared to 2016. Business acquisition expenses include amounts recorded for business purchase accounting matters described in the CGD and CMS sections below and totaled $28.7 million in 2016. The net business acquisition expenses were not significant in fiscal 2017. SG&A expenses related to strategic and IT system resource planning totaled $34.4 million in 2017 compared to $34.8 million in 2016.

Company-sponsored R&D spending totaled $52.4 million in 2018 compared to $52.7 million in 2017 and $32.0 million in 2016. Company-sponsored R&D spending for CTS was $13.4 million, $26.3 million, and $15.6 million for 2018, 2017, and 2016, respectively. R&D expenses for CTS in 2017 included $6.4 million of expenses related to our contract with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018; expenses incurred in 2018 are classified as cost of sales. CTS also continues to make significant R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of tolling, ITS and analytic technologies. Company-sponsored R&D spending for CGD was $16.3 million, $14.4 million, and $6.4 million, in 2018, 2017 and 2016, respectively. The increases in CGD’s R&D expenditures have been caused by the acceleration of our development of next generation live, virtual, constructive, and game-based training systems. Company-sponsored R&D spending for CMS was $22.7 million, $11.9 million, and $10.0 million, in 2018, 2017 and 2016, respectively. The increases in CMS R&D expenses were largely related to the acceleration of our development of our software definable antenna technology.

Interest and dividend income was $1.6 million in 2018 compared to $1.0 million in 2017 and $1.4 million in 2016. The increase in interest income in fiscal 2018 was primarily due to income on notes receivable from Shield Aviation that we held for a portion of fiscal year 2018 prior to our acquisition of that company. The change in interest and dividend income between 2016 and 2017 was correlated with changes in our average cash balances. Interest expense was $10.4 million in 2018 compared to $15.0 million in 2017 and $11.2 million in 2016. The change in interest expense generally reflected the change in our average outstanding debt balances for these years, including the reduction in outstanding debt in 2018 caused by the use of proceeds from the sale of CGD Services to repay short-term borrowings in the third quarter of fiscal 2018.

Other income (expense) netted to expense of $0.7 million, $0.4 million, and $2.3 million in fiscal years 2018, 2017, and 2016, respectively. During fiscal year 2016, we recognized a loss within other expense of $2.7 million related to the partial settlement of our remaining obligations associated with our U.S. defined benefit pension plan. We offered certain retired, vested participants the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution was paid out from plan assets in September 2016 and resulted in a settlement loss of $2.7 million. Other than this settlement loss, the changes in other income (expense) were caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Our income tax provision totaled $7.1 million (effective rate of 48%) for fiscal 2018, compared to an income tax provision of $14.7 million (effective rate of negative 132%) for fiscal 2017 and an income tax benefit of $14.4 million for fiscal 2016 (effective rate of 54.3%).  As a result of the Tax Cuts and Jobs Act of 2017 (Tax Act), tax expense for fiscal 2018 includes a one-time non-cash tax benefit of $7.1 million, primarily related to the re-measurement of certain U.S. deferred tax liabilities and the impact of the utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets.  The expense for income taxes in fiscal 2017 primarily results from tax on foreign earnings and U.S. tax expense related to the amortization of indefinite lived intangible assets, partially offset by a benefit related to the release of reserves for uncertain tax positions due to the positions being effectively settled. The tax benefit for income taxes in fiscal 2016 generally related to a business combination in which we acquired significant U.S. deferred tax liabilities as well as a utilization and subsequent release of the deferred tax valuation allowance in Australia. Generally, the year-over-year comparison of effective tax rates is not meaningful due to the impact of applying the accounting guidance provided by Accounting Standards Codification (ASC) 740-20-45-7, which requires allocation of tax expense amongst all components of income in certain situations and the impact of the U.S. deferred tax asset valuation allowance. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future. Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

Our effective tax rate could be affected in future years by, among other factors, the mix of business between U.S. and foreign jurisdictions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax credits and audits of our records by taxing authorities.

As of September 30, 2018, a total valuation allowance of $81.8 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign assets. For fiscal 2018, the valuation allowance was increased by $24.7 million, of which $21.1 million was recorded as a net tax expense in our Consolidated Statement of Operations, offset by amounts recorded to other components of income. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Our net income from discontinued operations was $4.2 million, $14.5 million, and $13.8 million for fiscal years 2018, 2017, and 2016, respectively. In fiscal 2018, net income from discontinued operations includes a loss on the sale of CGD Services of $6.1 million, which was calculated as the excess of the carrying value of the net assets of CGD Services at the sale date over the sales price, less selling costs of $4.5 million. Earnings from discontinued operations before income taxes totaled $14.2 million, $14.9 million, and $19.0 million for fiscal years 2018, 2017, and 2016, respectively. The increase in the average monthly earnings from discontinued operations before income taxes between 2017 and 2018 was attributable to increased readiness and training exercises. The decrease in earnings from discontinued operations before income taxes between fiscal years 2016 and 2017 was primarily driven by the decreased activity on the U.S. Army and Special Operations Forces training contracts. The income tax provision for discontinued operations was $1.6 million, $0.4 million and $5.1 million for fiscal years 2018, 2017, and 2016, respectively, based upon the application of accounting guidance.

Transportation Systems Segment

	September 30,
	2018	2017	2016
	(in millions)
Transportation Systems Segment Sales	$670.7	$578.6	$586.4

Transportation Systems Segment Operating Income	$60.4	$39.8	$57.5

CTS sales increased 16% to $670.7 million in 2018 compared to $578.6 million in 2017 and were higher in North America and the U.K., but were slightly lower in Australia. Sales in 2018 were higher in the U.S. primarily due to system development on the New York New Fare Payment System contract, which was awarded in October 2017. Increased work on both development and service contracts, including work on new change orders in London also increased CTS sales for the year. Sales were also positively impacted in the U.K. and Australia due to the impact of exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in CTS sales of $12.4 million for 2018 compared to 2017, primarily due to the strengthening of the British Pound against the U.S. dollar.

CTS sales decreased 1% to $578.6 million in 2017 compared to $586.4 million in 2016 due to the adverse impact of foreign currency exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $21.1 million for 2017 compared to 2016, primarily due to the weakening of the British Pound against the U.S. dollar.  Absent the impact of exchange rates, sales would have increased by 2% in fiscal 2017 as compared to 2016. Sales in the U.K. and North America decreased in fiscal 2017 from 2016, while sales in Australia increased in fiscal 2017 from 2016. In 2017 and 2016 sales and operating income benefitted from the finalization of negotiations to clarify scope, pricing and service level provisions of certain customer contracts. Although we had been recognizing costs on these contracts as incurred, we had deferred revenue on these contracts until such negotiations were complete on each respective contract. The finalization of these contracts increased CTS sales and operating income by $20.8 million in fiscal 2017 and by $10.4 million in fiscal 2016.

Absent the impact of exchange rates, sales in the U.K. would have increased 5% in fiscal 2017 as compared to fiscal 2016 primarily due to increased service work with a customer in London. Sales in North America decreased in fiscal 2017 due primarily to the reduction of development work on our contract in Vancouver, which is scheduled to decrease over time as the contract has transitioned from a primarily developmental phase to a largely service provision phase. Sales in Australia increased primarily due to increased system development work in 2017 and the impact of certain of the customer negotiation resolutions noted above.

CTS operating income increased 52% in 2018 to $60.4 million compared to $39.8 million in 2017. For 2018, operating income was higher from increased volumes of system development work and services, including work on new projects and change orders, primarily in North America and the U.K. Operating income was also higher due to operational efficiencies and reductions in R&D spending. R&D expenses for CTS in 2017 included $6.4 million of system development expenses related to our anticipated contract with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018; such expenses incurred in 2018 on this contract are classified as cost of sales. During the first quarter of fiscal year 2018 CTS implemented our new enterprise resource planning (ERP) system, and as a result began amortizing the cost of certain capitalized software into its operating results. This resulted in a decrease in operating income of $4.2 million between fiscal 2017 and fiscal 2018. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in an increase in CTS operating income of $2.2 million for 2018 compared to 2017.

CTS operating income decreased 31% in 2017 to $39.8 million compared to $57.5 million in 2016. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a reduction in CTS operating income of $2.1 million for 2017 compared to 2016. A primary driver of the decrease in CTS operating income in fiscal 2017 was a $10.7 million increase in R&D expenditures related primarily to the development of next-generation fare collection, mobile and NextBus technologies. Also, the increase in R&D expenses included $6.4 million of system development expenses that CTS recognized during fiscal 2017 related to the anticipated contract with the New York Metropolitan Transit Authority that was awarded in early fiscal 2018.

Operating income between 2016 and 2017 decreased in North America and the U.K., partially offset by increased operating income in Australia driven by increased development work and certain of the customer negotiation resolutions noted above. Operating income in fiscal 2017 decreased for the U.K. on a lower volume of system development work as compared to the amount of work performed in fiscal 2016, as well as the adverse impact of currency exchange rates described above. Operating income for fiscal 2017 decreased for North America primarily due to an increase in estimated costs on a toll contract.

Amortization of purchased intangibles included in the CTS operating results totaled $5.2 million, $5.7 million, and $7.1 million in 2018, 2017 and 2016, respectively.

Cubic Global Defense Segment

	September 30,
	2018	2017	2016
	(in millions)
Cubic Global Defense Segment Sales	$325.2	$360.2	$374.7

Cubic Global Defense Segment Operating Income	$16.6	$28.1	$19.9

CGD sales decreased 10% to $325.2 million in 2018 compared to $360.2 million in 2017. The year-over-year comparative sales and operating income were significantly impacted by an $8.0 million gain recognized on an equitable contract adjustment in fiscal 2017 for our littoral combat ship virtual training contract with the U.S. Navy. Sales were lower in fiscal 2018 on virtual training sales, air combat training system sales, and ground combat training system sales, while sales of international training support services increased between fiscal 2017 and 2018. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD sales between 2017 and 2018.

CGD sales decreased 4% to $360.2 million in 2017 compared to $374.7 million in 2016 primarily due to decreased sales of virtual and immersive training systems. Sales of air and ground combat training systems were relatively flat in fiscal

2017 compared to fiscal 2016. In addition, in June 2017, funding was approved on an $8.0 million equitable contract adjustment for a virtual training contract with the U.S. Navy. As such, we recognized $8.0 million in sales and operating income related to this contract adjustment during fiscal 2017. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD sales between 2016 and 2017. Businesses acquired in our CGD segment in fiscal years 2017 and 2016 contributed sales of $3.4 million in 2017 compared to $2.2 million in 2016.

CGD had operating income of $16.6 million in 2018 compared to $28.1 million in 2017.  The decrease in operating income was primarily caused by the gain of $8.0 million recognized in fiscal 2017 due to the approval of a contract adjustment with the U.S. Navy described above. In fiscal 2018 an arbitrator awarded $1.7 million to a former reseller of our air combat training systems in the Far East, which was recorded as SG&A expense by CGD in 2018. In addition, CGD’s R&D expenditures increased approximately $1.8 million year-over-year. The increase in R&D expenditures is indicative of the acceleration of our development of next generation live, virtual, constructive, and game-based training systems. These decreases in operating income in fiscal 2018 were partially offset by increased operating income from ground combat training systems, which was higher primarily due to improvements in expected total costs for the development of two ground combat training system contracts in the Far East. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD operating income between 2017 and 2018.

CGD had operating income of $28.1 million in 2017 compared to $19.9 million in 2016. Operating income for fiscal 2017 increased due to the $8.0 million equitable contract adjustment for our virtual training contract noted above. Also, although total sales of ground combat training systems were relatively flat between fiscal years 2016 and 2017, there was an improved mix of sales of higher margin ground combat systems in 2017 as compared to 2016. Operating income from ground combat training systems in fiscal 2016 was negatively impacted by cost growth that was recognized in the second quarter of fiscal 2016 on a ground combat training system that we developed in the Far East. Partially offsetting the increase in CGD operating income in fiscal year 2017 was an increase in CGD R&D expenditures between fiscal years 2016 and 2017 of $8.0 million related to the development of innovative ground live and virtual training technologies. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD operating income between 2016 and 2017.

Cubic Mission Solutions Segment

	September 30,
	2018	2017	2016
	(in millions)
Cubic Mission Solutions Segment Sales	$207.0	$168.9	$109.5

Cubic Mission Solutions Segment Operating Loss	$(0.1)	$(9.3)	$(37.0)

CMS sales increased 23% to $207.0 million in fiscal 2018 compared to $168.9 million in 2017. The increase in sales was primarily due to increased orders and shipments of expeditionary satellite communications products, tactical networking products, and  Command and Control, Intelligence, Surveillance and Reconnaissance (C2ISR)  products and services. Businesses acquired during fiscal years 2018 and 2017 whose operations are included in our CMS operating segment had sales of $5.6 million and $1.5 million for fiscal years 2018 and 2017, respectively.

CMS sales increased 54% to $168.9 million in 2017 compared to $109.5 million in 2016 primarily due to sales from acquired businesses. Businesses acquired in our CMS segment in fiscal years 2017 and 2016 contributed sales of $105.5 million in 2017 compared to $57.1 million in 2016. The largest increase in sales related to acquired businesses was the increase in sales of GATR’s expeditionary satellite communication terminal solutions. Sales were also higher in fiscal 2017 from organic CMS business, including sales of secure data links, personnel locater devices, and modular networking and broadband communications equipment.

CMS had an operating loss of $0.1 million in 2018 compared to $9.3 million in 2017.  CMS realized increased profits from expeditionary satellite communications products, tactical networking products, and C2ISR products and services. Amortization of purchased intangibles included in the CMS results amounted to $20.8 million and $23.6 million in 2018 and 2017, respectively. The $2.8 million decrease in amortization expense related to purchased intangible assets that are amortized based upon accelerated methods. CMS increased R&D expenditures between 2017 and 2018 by $10.8 million, primarily driven by development of new antenna technologies. Businesses acquired by CMS in fiscal years 2018 and 2017 incurred operating losses of $4.7 million in fiscal 2018 compared to $2.9 million in fiscal 2017. Included in the operating loss incurred by acquired businesses are acquisition transaction costs of $1.6 million and $1.8 million incurred in fiscal years 2018 and 2017, respectively.

CMS had an operating loss of $9.3 million in 2017 compared to $37.0 million in 2016.  The change in CMS operating results was significantly influenced by the impacts of accounting for CMS business acquisitions in fiscal 2016 and 2017. CMS-acquired businesses incurred operating losses of $3.3 million in fiscal 2017 compared to $29.3 million in fiscal 2016. Included in the operating loss incurred by acquired businesses are acquisition transaction costs of $27.1 million incurred in fiscal 2016. There were no significant net acquisition transaction costs in fiscal 2017. Business acquisition transaction costs consist of expenses incurred for retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions and, most significantly for fiscal 2016, expenses recognized in connection with our acquisition of GATR. GATR’s operating loss for fiscal 2016 was significantly impacted by the GAAP accounting requirements regarding business combinations. Prior to our acquisition of GATR, GATR had a number of share-based payment awards in place to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, we recognized $18.5 million of compensation expense during fiscal 2016 related to this matter upon completing this acquisition. In addition, operating income improved between fiscal years 2016 and 2017 on higher sales of secure data links, personnel locater devices, and modular networking and broadband communications equipment.

Amortization of purchased intangibles included in the CMS results amounted to $20.8 million, $23.6 million, and $20.8 million in 2018, 2017 and 2016, respectively.

Liquidity and Capital Resources

Operating activities from continuing operations provided cash of $8.6 million in fiscal 2018, used cash of $3.0 million in fiscal 2017, and provided cash of $24.0 million in fiscal 2016. As further described below, from 2016 to 2018 our operating cash flows have been significantly impacted by uses of cash related to our investment in a new ERP system, accounting for recent business acquisitions, and by the payment terms on some of our larger customer contracts.

Cash used in connection with the design and development of our new ERP system as well as information technology process and supply chain redesign totaled $33.6 million in fiscal 2018. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software assets. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Of the $33.6 million of cash used in 2018 in these efforts, $24.1 million was recognized as expense and is reflected in our 2018 cash flows used in operations, while $9.5 million was capitalized and is included in 2018 purchases of property, plant and equipment in investing cash flows. Cash used in connection with ERP design and development and information technology and supply chain redesign totaled $51.1 million in 2017. Of this amount, $34.4 million was recognized as expense and is reflected in our 2017 cash flows from operations, and $16.7 million was capitalized and is included in 2017 purchases of property, plant and equipment in investing cash flows. Cash used in connection with ERP design and development and information technology and supply chain redesign totaled $55.1 million in 2016. Of this amount, $34.8 million was recognized as expense and is reflected in our 2016 cash flows from operations, and $20.3 million was capitalized and is included in 2016 purchases of property, plant and equipment in investing cash flows.

Under purchase accounting rules, certain cash flows for businesses acquisitions are considered “purchase consideration”. In our statement of cash flows, cash paid for purchase consideration is classified as cash used in investing activities. However, there are a number of transactions related to business acquisitions that are expensed as incurred and that are included in operating cash flows when paid. Costs that are expensed in connection with business acquisitions include retention bonus expense and due diligence and consulting costs incurred in connection with the acquisitions. Business acquisition costs expensed in fiscal 2018 and fiscal 2016 totaled $4.4 million and $28.7 million, respectively. There were no significant net business acquisition costs expensed in 2017. In our statement of cash flows, the cash used in operations related to these expenses was generally reflected in the same period as these expenses. The expense amount for 2016 and the related operating cash outflow for 2016 reflected above includes amounts recognized related to payments to former owners of share-based payment awards for GATR. Prior to the acquisition, GATR made a number of share-based payment awards to its employees. Due to the structure of certain of these share-based payment awards, we were required to recognize compensation expense, rather than purchase consideration, for the portion of our purchase price that we paid to the seller that was distributed to the recipients of these awards. Consequently, upon completing the acquisition we recognized $18.5 million of compensation expense related to this matter during fiscal 2016.

The changes in operating cash flows between 2016 and 2018 were also impacted by the terms of some of our largest customer contracts. Our contract terms with our customers can have a significant impact on our operating cash flows. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. For some large long-term development contracts, primarily with our international customers, we receive significant up-front cash payments from customers based upon the negotiated terms of these contracts. The customized payment terms on long-term development projects also often include payment milestones based upon such items as the delivery of components of systems, passing specific system design reviews with the customer, or other events defined by the contracts. These milestone payments can vary significantly based upon the negotiated terms of the contracts. Changes in the amount of unbilled accounts receivable are reflective of the difference between when costs are incurred and when we are entitled to receive milestone payments.

Investing activities from continuing operations used cash of $47.1 million in 2018, $43.7 million in 2017 and $260.6 million in 2016. In 2018, cash used in investing activities from continuing operations included $16.3 million in purchase consideration paid for acquisitions of businesses in our CMS segment, and capital expenditures of $31.7 million, including $7.5 million of capitalized ERP costs described above. In 2018, cash provided by investing activities from discontinued operations included $133.8 million of cash received related to the sale of CGD Services.

Cash used in investing activities during fiscal 2017 included $16.8 million in purchase consideration paid for acquisitions of businesses, and capital expenditures of $36.9 million, including $16.7 million of capitalized ERP costs described above. Cash used in investing activities in 2017 was partially offset by $12.7 million of net proceeds from sales or maturities of marketable securities.

Cash used in investing activities during fiscal 2016 included $243.5 million in purchase consideration paid for acquisitions of businesses, and capital expenditures of $32.1 million, including the $20.3 million of capitalized ERP costs described above. Cash used in investing activities in 2016 was partially offset by $15.0 million net proceeds from sales or maturities of marketable securities.

Financing activities used cash of $51.2 million and $129.8 million in 2018 and 2017, respectively, and provided cash of $233.1 million in 2016. Financing activities for fiscal year 2018 consisted primarily of net principal repayments of $55.0 million on short-term borrowings. Restricted cash increased $19.5 million in fiscal 2018 related to contractual requirements.

Operating and financing cash flows for 2018 were also significantly impacted by the inclusion of Boston AFC 2.0 OpCo. LLC (OpCo.) within Cubic’s consolidated financial statements. In March 2018, CTS and John Laing, an unrelated company that specializes in contracting under P3, jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also, in March 2018, HoldCo. created a wholly owned entity, OpCo. which entered into a contract with the MBTA for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are variable interest entities and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo. within Cubic’s consolidated financial statements. As such, the cash flows of OpCo. are reflected in Cubic’s Consolidated Statements of Cash Flows. We have concluded that we are not the primary beneficiary of HoldCo. and thus we have not consolidated the financial statements of HoldCo. within Cubic’s consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately 3 years and an operate and maintain period of approximately 10 years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make estimated payments of $664.0 million to OpCo. in connection with the MBTA Contract over the ten year operate and maintain phase. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to CTS by OpCo. CTS will receive estimated payments of $510.0 million under its subcontract with OpCo. $1.5 million of operating cash outflows of OpCo., incurred as part of the delivery of the design and build phase of the MBTA Contract, are included within the operating cash flow section of Cubic’s 2018 Consolidated Statements of Cash Flows. During 2018 OpCo. paid $20.8 million to CTS under the subcontract agreement; these amounts are eliminated in consolidation, and as such are not reflected in Cubic’s 2018 Consolidated Statements of Cash Flows.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently, HoldCo. made a corresponding equity contribution to OpCo. in the same amount which is included within equity of noncontrolling interest in Cubic’s consolidated financial statements. OpCo.’s receipt of this equity contribution is included as a financing cash inflow within Cubic’s 2018 Consolidated Statements of Cash Flows.

Upon creation of the P3 Venture, OpCo. entered into a credit agreement with a group of financial institutions (the OpCo. Credit Agreement) which includes a long-term debt facility and a revolving credit facility. Included in Cubic’s 2018 Consolidated Statements of Cash Flows are $13.2 million of financing cash inflows related to borrowings on the long-term debt facility and $4.8 million of financing cash outflows related to payment of third party financing costs related to the establishment of the OpCo. Credit Agreement. No amounts had been borrowed on the revolving credit facility as of September 30, 2018. During 2018, financing fees paid to issuing banks, interest payments, and other bank fees related to the OpCo. Credit Agreement were not paid in cash, but were added to the outstanding principal balance of the long-term debt facility. As such, these amounts were not included in Cubic’s 2018 Consolidated Statements of Cash Flows. OpCo. debt is non-recourse to Cubic.

Upon creation of the P3 Venture, OpCo. established a $10.0 million restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

Financing activities used cash of $129.8 million in fiscal 2017. Financing activities for fiscal year 2017 consisted primarily of principal repayments of $185.0 million on short-term borrowings using cash that was previously held on deposit in the U.K. as collateral in support of a letter of credit facility as further described below, and using other cash that was repatriated from the U.K. and Australia during 2017. In 2016, we borrowed a net of $180.0 million on a short-term basis that, in addition to existing cash resources, was used to finance acquisitions. In fiscal 2016 we revised a note purchase agreement and issued $75.0 million of unsecured notes bearing interest at 3.93%, maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026.

In 2018, 2017 and 2016, respectively, we repurchased $2.4 million, $2.4 million and $1.6 million of common stock in connection with our stock-based compensation plan. We made payments on long-term borrowings of $0.9 million, and $0.5 million in 2017 and 2016, respectively. Dividends paid to shareholders amounted to $7.3 million ($0.27 cents per share) in 2018, 2017 and 2016.

The change in exchange rates between foreign currencies and the U.S. dollar resulted in an decrease of $1.8 million to our cash balance as of September 30, 2018 compared to September 30, 2017, an increase of $10.6 million to our cash balance as of September 30, 2017 compared to September 30, 2016, and a decrease of $38.5 million to our cash balance as of September 30, 2016 compared to September 30, 2015.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At September 30, 2018, our total debt issuance costs have an unamortized balance of

$1.9 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2018, there were no borrowings under this agreement and there were letters of credit outstanding totaling $29.0 million, which reduce the available line of credit to $371.0 million. The $29.0 million of letters of credit includes both financial letters of credit and performance guarantees.

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

As of September 30, 2018, we had letters of credit and bank guarantees outstanding totaling $41.8 million, which includes the $29.0 million of letters of credit on the Revolving Credit Agreement above and $12.8 million of letters of credit issued under other facilities. The total of $41.8 million of letters of credit and bank guarantees includes $33.5 million that guarantees either our performance or customer advances under certain contracts, and financial letters of credit of $8.3 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

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

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2018 was $17.4 million and is classified as restricted cash in our Consolidated Balance Sheets.

The accumulated deficit in other comprehensive loss decreased $4.0 million in 2018 due to a decrease in the recorded liability for our pension plans. Unrealized translation adjustments totaled $8.1 million but were partially offset by $1.0 million of changes in the fair value of cash flow hedges.

Our financial condition remains strong with net working capital of $339.8 million and a current ratio of 2.0 to 1 at September 30, 2018. We expect that cash on hand and our Revolving Credit Agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at September 30, 2018 was 28%. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., U.K., New Zealand and Australia.

As of September 30, 2018, $113.9 million of the $139.6 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

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

Prior to the Tax Act, we provided deferred taxes on all undistributed foreign earnings, as we did not consider these amounts permanently reinvested. Under the transition to a modified territorial tax system, all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax. We wrote off the existing U.S. deferred tax liability on undistributed foreign earnings with a corresponding increase to the valuation allowance during the first quarter of 2018. We will continue to monitor available evidence and our plans for foreign earnings and expect to continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

The following is a schedule of our contractual obligations outstanding as of September 30, 2018:

		Less than 1
	Total	Year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	200.0	—	10.7	71.4	117.9
Interest payments	39.7	7.2	14.2	11.1	7.2
Operating leases	59.8	11.3	18.8	12.7	17.0
Deferred compensation	13.5	2.1	2.8	2.4	6.2
	$313.0	$20.6	$46.5	$97.6	$148.3

As of September 30, 2018, we had approximately $2.4 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions which are excluded from the table above. None of these liabilities and related interest and penalties is expected to be paid within one year. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The table above also excludes estimated minimum funding requirements for retirement plans as set forth by statutory requirements. For further information about future minimum contributions for these plans, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The terms of the purchase agreements in certain of our recent business acquisitions provide that we will pay the sellers contingent consideration should the acquired companies meet specified goals. As of September 30, 2018, the maximum future contingent consideration that would be payable if all such goals were met is $22.0 million. However, we are unable to make a reasonable estimate as to the timing and magnitude of such future payments.

In late October 2018, we acquired all of the outstanding capital stock of Advanced Traffic Solutions Inc. (Trafficware), a provider of intelligent traffic solutions for the transportation industry based in Sugar Land, Texas, which provides a fully integrated suite of software, Internet of Things (IoT) devices, and hardware solutions that provide customers with enhanced mobility and safety. The purchase price is $235.7 million adjusted for the difference between net working capital acquired and a targeted working capital amount, and was financed primarily with proceeds from draws on our line of credit. Under our financing agreements, Cubic exercised its option to increase maximum leverage to 4.0x that will be in effect until September 30, 2019. At October 31, 2018 the outstanding balance on our line of credit increased to $265.0 million primarily due to the financing of the Trafficware acquisition.

Backlog

	September 30,	September 30,
	2018	2017
	(in millions)
Total backlog
Cubic Transportation Systems	$3,544.9	$2,043.9
Cubic Global Defense	442.6	420.3
Cubic Mission Solutions	77.0	72.3
Total	$4,064.5	$2,536.5

As reflected in the table above, total backlog increased $1,528.0 million from September 30, 2017 to September 30, 2018. The increase in CTS backlog is due to a number of significant contact wins. In particular, in fiscal 2018, we were awarded a contract by the New York MTA to replace the MetroCard system with a New Fare Payment System; a contract by the MBTA to provide the CharlieCard system with a next-generation fare payment system; a contract by the Queensland Department of Transportation & Main Roads to provide a new fare system for the state of Queensland, Australia; and a contract by the San Francisco Bay Area’s Metropolitan Transportation Commission to deliver next-generation fare payment technology and operational services to the Clipper smart card system serving the Bay Area.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by the applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Consolidated Financial Statements in Item 8 of this Form 10-K, which are hereby incorporated by reference.

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

Revenue Recognition

We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and secure communications products. We provide services such as operating and maintaining fare systems for mass transit customers and specialized military training exercises, including live, virtual, constructive, and game-based training, exercises and support for international customers. We classify sales as products or services in our Consolidated Statements of Operations based on the attributes of the underlying contracts.

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

Products and services provided under long-term, fixed-price contracts represented approximately 95% of our sales for 2018. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2018 net earnings would have increased or decreased by approximately $2.6 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $7.0 million, increased operating income by approximately $5.7 million, and increased operating loss by approximately $0.9 million in 2018, 2017, and 2016, respectively. These adjustments decreased net income from continuing operations attributable to Cubic by approximately $5.1 million ($0.19 per share), decreased net loss from continuing operations attributable to Cubic by approximately $3.2 million ($0.12 per share), and decreased net income from continuing operations attributable to Cubic by approximately $0.5 million ($0.02 per share) in 2018, 2017 and 2016, respectively.

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

We provide services under contracts including outsourcing-type arrangements and operations and maintenance contracts. Revenue under our service contracts with the U.S. government is recorded under the cost-to-cost percentage-of-completion method.

Revenue under contracts for services other than those with the U.S. government and those associated with long-term development projects is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. These types of service contracts are entered into primarily by our CTS segment and to a lesser extent by our CGD segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Certain of our transportation systems service contracts contain service level or system usage incentives, for which we recognize revenues when the incentive award is fixed or determinable. These contract incentives are generally based upon monthly service levels or monthly performance and become fixed or determinable on a monthly basis.

Approximately 3% of our total sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Allowable costs on cost reimbursable contracts are determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising activities are unallowable and, therefore, not recoverable through sales. We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Corporate management and our internal auditors also monitor compliance with our revenue recognition policies and review contract status with segment personnel. Costs incurred and allocated to contracts are reviewed for compliance with U.S. government regulations by our personnel, and many of them are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Revenue Recognition” in Note 1 to the Consolidated Financial Statements.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized pursuant to relevant accounting guidance. If sufficient positive evidence arises in the future, any existing valuation allowance could be reversed as appropriate, decreasing income tax expense in the period that such conclusion is reached.  We include interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

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

Prior to the Tax Act, we provided deferred taxes on all undistributed foreign earnings, as we did not consider these amounts permanently reinvested. Under the transition to a modified territorial tax system, all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings. As of September 30, 2018, we have recorded a deferred tax liability of $0.7 million related to future taxes on our unremitted foreign earnings.

Purchased Intangibles

We generally fund acquisitions using a combination of cash on hand and with the proceeds of debt. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2018 amortization expense would have increased by approximately $3.2 million.

Valuation of Goodwill

Goodwill balances by reporting unit are as follows:

September 30,	2018	2017	2016
	(in millions)
Cubic Transportation Systems	$49.8	$50.9	$49.6
Cubic Global Defense	145.7	270.7	263.0
Cubic Mission Solutions	138.1	—	—
Total goodwill	$333.6	$321.6	$312.6

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test at a reporting unit level on an annual basis and when circumstances indicate that an impairment is more-likely-than-not. Such circumstances that might indicate an impairment is more-likely-than-not include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Any resulting impairment would be recorded in the current period.

Determining the fair value of a reporting unit for purposes of the goodwill impairment test or for changes in our operating structure is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables.

We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. As described in Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K, beginning on October 1, 2017, we concluded that CMS became a separate operating segment. In conjunction with the changes to reporting units, we reassigned goodwill between CGD and CMS based on their relative fair values as of October 1, 2017. We estimated the fair value of CGD and CMS at October 1, 2017 based upon market multiples from publicly traded comparable companies in addition to discounted cash flows models for CMS and for a combination of CGD and CMS based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the discrete financial forecasts. For the October 1, 2017 valuations, future cash flows were discounted to present value using a discount rate of 13% for our CMS reporting unit and 11% for the combination of our CGD and CMS reporting units.

For the first step of our fiscal 2018 annual impairment test, we estimated the fair value of CTS based upon market multiples from publicly traded comparable companies and for CGD and CMS, we estimated the fair value based upon a combination of market multiples from publicly traded comparable companies and discounted cash flow models. The discounted cash flows were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the three-year forecasts. The future cash flows were discounted to present value using a discount rate of 10% for CGD and 14% for CMS. The results of our 2018 annual impairment test indicated that the estimated fair value for our CTS reporting unit exceeded its carrying value by over 100%, while the estimated fair value of our CGD and CMS reporting units both exceeded their carrying values by over 40%.

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

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2018 net earnings would have increased or decreased by approximately $0.5 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2018 would increase or decrease net earnings for 2019 by approximately $0.5 million, and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2018, by approximately $8.6 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S. and U.K. which are also tied to short-term rates (the U.S. dollar LIBOR rate and the Bank of England Base Rate). We also have senior unsecured notes payable to insurance companies which have fixed coupon interest rates. See Note 9 to the Consolidated Financial Statements for more information.

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

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into firm sale and purchase commitments denominated in many foreign currencies. We have a policy to hedge those commitments greater than an equivalent value of $50,000 by using foreign currency exchange forward and option contracts that are denominated in currencies other than the functional currency of the subsidiary responsible for the commitment, typically the British pound, Canadian dollar, Singapore dollar, Euro, New Zealand dollar and Australian dollar. These contracts are designed to be effective hedges regardless of the direction or magnitude of any foreign currency exchange rate change, because they result in an equal and opposite income or cost stream that offsets the change in the value of the underlying commitment. See Note 1 to the Consolidated Financial Statements for more information on our foreign currency translation and transaction accounting policies.

Investments in our foreign subsidiaries in the U.K., Australia, New Zealand and Canada are not hedged. We generally have control over the timing and amount of earnings repatriation, if any, and expect to use this control to mitigate foreign currency exchange risk.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Net sales:
Products	$704,941	$681,559	$661,904
Services	497,957	426,150	408,697
	1,202,898	1,107,709	1,070,601
Costs and expenses:
Products	472,698	473,670	473,444
Services	362,694	305,653	293,033
Selling, general and administrative expenses	258,644	240,601	253,163
Research and development	52,398	52,652	31,976
Amortization of purchased intangibles	27,064	30,245	29,356
Restructuring costs	5,018	2,260	1,278
	1,178,516	1,105,081	1,082,250

Operating income (loss)	24,382	2,628	(11,649)

Other income (expenses):
Interest and dividend income	1,615	953	1,416
Interest expense	(10,424)	(15,027)	(11,199)
Pension settlement loss	—	—	(2,671)
Other income (expense), net	(687)	364	(2,334)

Income (loss) from continuing operations before income taxes	14,886	(11,082)	(26,437)

Income tax (benefit) provision	7,093	14,658	(14,357)

Net income (loss) from continuing operations	7,793	(25,740)	(12,080)
Net income from discontinued operations	4,243	14,531	13,815
Net income (loss)	12,036	(11,209)	1,735

Less noncontrolling interest in loss of VIE	(274)	—	—

Net income (loss) attributable to Cubic	$12,310	$(11,209)	$1,735

Amounts attributable to Cubic:
Net income (loss) from continuing operations	8,067	(25,740)	(12,080)
Net income from discontinued operations	4,243	14,531	13,815
Net income (loss) attributable to Cubic	$12,310	$(11,209)	$1,735

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$0.30	$(0.95)	$(0.45)
Discontinued operations	$0.16	$0.54	$0.51
Basic earnings per share attributable to Cubic	$0.45	$(0.41)	$0.06

Diluted
Continuing operations attributable to Cubic	$0.29	$(0.95)	$(0.45)
Discontinued operations	$0.16	$0.54	$0.51
Diluted earnings per share attributable to Cubic	$0.45	$(0.41)	$0.06

Weighted average shares used in per share calculations:
Basic	27,229	27,106	26,976
Diluted	27,351	27,106	26,976

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Net income (loss)	$12,036	$(11,209)	$1,735
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	5,540	13,180	(19,584)
Foreign currency translation	(8,126)	1,440	(47,872)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	34	(1,071)	464
Adjustment for net gains/losses realized and included in net income, net of tax	929	(358)	(989)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	963	(1,429)	(525)
Total other comprehensive income (loss)	(1,623)	13,191	(67,981)
Total comprehensive income (loss)	10,413	1,982	(66,246)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(274)	—	—
Comprehensive income (loss) attributable to Cubic, net of tax	$10,687	$1,982	$(66,246)

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$111,834	$60,143
Cash in consolidated VIE	374	—
Restricted cash	17,400	8,434
Restricted cash in consolidated VIE	10,000	—
Accounts receivable:
Long-term contracts	393,691	354,476
Allowance for doubtful accounts	(1,324)	(436)
	392,367	354,040

Recoverable income taxes	91	5,360
Inventories	84,199	87,715
Assets held for sale	8,177	—
Other current assets	43,705	29,951
Current assets of discontinued operations	—	75,900
Total current assets	668,147	621,543

Long-term contract receivables	6,134	17,457
Long-term capitalized contract costs	84,924	56,471
Long-term capitalized contract costs in consolidated VIE	1,258	—
Property, plant and equipment, net	117,546	113,220
Deferred income taxes	4,713	7,385
Goodwill	333,626	321,562
Purchased intangibles, net	73,533	89,858
Other assets	14,192	10,515
Other noncurrent assets in consolidated VIE	810	—
Noncurrent assets of discontinued operations	—	98,274
Total assets	$1,304,883	$1,336,285

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS—continued

(in thousands)

	September 30,	September 30,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$—	$55,000
Trade accounts payable	125,414	88,521
Trade accounts payable in consolidated VIE	165	—
Customer advances	75,941	56,132
Accrued compensation	65,277	79,577
Other current liabilities	52,956	50,549
Income taxes payable	8,586	9,838
Current liabilities of discontinued operations	—	36,862
Total current liabilities	328,339	376,479

Long-term debt	199,793	199,761
Long-term debt in consolidated VIE	9,056	—
Accrued pension liability	7,802	25,375
Deferred compensation	11,476	11,435
Income taxes payable	2,406	7,465
Deferred income taxes	2,689	10,407
Other noncurrent liabilities	19,113	15,732
Other noncurrent liabilities in consolidated VIE	13	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized--5,000 shares
Issued and outstanding--none	—	—
Common stock, no par value:
Authorized--50,000 shares
36,201 issued and 27,255 outstanding at September 30, 2018
36,072 issued and 27,127 outstanding at September 30, 2017	45,008	37,850
Retained earnings	801,834	794,485
Accumulated other comprehensive loss	(110,643)	(106,626)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	700,121	689,631
Noncontrolling interest in VIE	24,075	—
Total shareholders’ equity	724,196	689,631

Total liabilities and shareholders’ equity	$1,304,883	$1,336,285

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,

	2018	2017	2016
Operating Activities:
Net income (loss)	$12,036	$(11,209)	$1,735
Net income from discontinued operations	(4,243)	(14,531)	(13,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,600	48,045	40,323
Share-based compensation expense	7,515	5,012	7,748
Change in fair value of contingent consideration	1,029	(3,878)	1,274
(Gain) loss on disposal of assets	(1,474)	405	—
Deferred income taxes	(6,860)	(917)	(27,709)
Net pension cost (benefit)	(2,770)	(1,046)	1,102
Excess tax benefits from equity incentive plans	—	(35)	3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,762)	(45,443)	(184)
Inventories	3,023	(18,867)	(62)
Prepaid expenses and other current assets	(15,455)	7,286	4,494
Long-term capitalized contract costs	(29,552)	8,911	7,635
Accounts payable and other current liabilities	30,423	13,389	25,613
Customer advances	21,566	7,383	(24,908)
Income taxes	(361)	8,240	(5,519)
Other items, net	(18,126)	(5,756)	6,294
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	8,589	(3,011)	24,024
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	10,376	27,747	20,578
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,965	24,736	44,602

Investing Activities:
Acquisition of businesses, net of cash acquired	(16,322)	(16,830)	(243,459)
Purchases of marketable securities	—	(19,121)	(28,470)
Proceeds from sales or maturities of marketable securities	—	31,868	43,456
Purchases of property, plant and equipment	(31,696)	(36,916)	(32,093)
Purchase of non-marketable debt and equity securities	(1,500)	(2,700)	—
Proceeds from the sale of assets	2,400	—	—
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(47,118)	(43,699)	(260,566)
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	133,795	1,217	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	86,677	(42,482)	(260,566)

Financing Activities:
Proceeds from short-term borrowings	269,770	130,780	288,900
Principal payments on short-term borrowings	(324,770)	(315,780)	(108,900)
Proceeds from long-term borrowings	—	—	75,000
Principal payments on long-term debt	—	(978)	(494)
Proceeds from long-term borrowings in consolidated VIE	13,196	—	—
Deferred financing fees in consolidated VIE	(4,778)	—	—
Deferred financing fees	—	—	(3,647)
Proceeds from stock issued under employee stock purchase plan	1,517	2,234	—

Purchase of common stock	(2,449)	(2,444)	(1,563)
Dividends paid	(7,355)	(7,341)	(7,285)
Excess tax benefits from equity incentive plans	—	35	(3)
Contingent consideration payments related to acquisitions of businesses	(1,156)	(2,625)	(2,479)
Equity contribution from Boston VIE partner	24,349	—	—
Net change in restricted cash	(19,509)	66,293	(6,403)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(51,185)	(129,826)	233,126

Effect of exchange rates on cash	(2,392)	10,588	(38,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,065	(136,984)	(21,349)

Cash and cash equivalents at the beginning of the period	60,143	197,127	218,476

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$112,208	$60,143	$197,127

Supplemental disclosure of non-cash investing and financing activities:
Liability incurred to acquire Shield Aviation, net	$6,248	$—	$—
Liability incurred to acquire Deltenna, net	$—	$1,327	$—
Liability incurred to acquire Vocality, net	$—	$271	$—
Liability incurred to acquire GATR, net	$—	$—	$6,788
Liability incurred to acquire TeraLogics, net	$—	$—	$4,998
Liability incurred to acquire H4 Global, net	$—	$—	$952

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2015	$25,560	$818,642	$(51,836)	$(36,078)	$—	26,883

Net income	—	1,735	—	—	—	—
Other comprehensive loss, net of tax	—	—	(67,981)	—	—	—
Stock issued under equity incentive plans	—	(57)	—	—	—	152
Purchase of common stock	(1,563)	—	—	—	—	(43)
Stock-based compensation	8,762	—	—	—	—	—
Tax expense from equity incentive plans	(3)	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,285)	—	—	—	—

September 30, 2016	32,756	813,035	(119,817)	(36,078)	—	26,992

Net loss	—	(11,209)	—	—	—	—
Other comprehensive income, net of tax	—	—	13,191	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	158
Stock issued under employee stock purchase plan	2,234	—	—	—	—	32
Purchase of common stock	(2,444)	—	—	—	—	(55)
Stock-based compensation	5,269	—	—	—	—	—
Tax expense from equity incentive plans	35	—	—	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,341)	—	—	—	—

September 30, 2017	37,850	794,485	(106,626)	(36,078)	—	27,127

Net income (loss)	—	12,310	—	—	(274)	—
Other comprehensive loss, net of tax	—	—	(1,623)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	158
Stock issued under employee stock purchase plan	1,517	—	—	—	—	26
Purchase of common stock	(2,449)	—	—	—	—	(56)
Stock-based compensation	8,090	—	—	—	—	—
Equity contribution of noncontrolling interest	—	—	—	—	24,349	—
Cumulative effect of accounting standard adoption	—	2,394	(2,394)	—	—	—
Cash dividends paid -- $.27 per share of common stock	—	(7,355)	—	—	—	—

September 30, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business: We design, develop and manufacture products which are mainly electronic in nature such as mass transit fare collection systems, air and ground combat training systems, and networked Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR) products and systems. We provide services such as the operation and maintenance of fare systems for mass transit customers.

Through September 30, 2017 our principal lines of business were transportation fare collection systems and services, defense systems, and defense services. On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our Cubic Global Defense Services (CGD Services) business to Purchaser. The sale closed on May 31, 2018. As a result of the sale, the operating results and cash flows of CGD Services have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets for all periods presented. In addition, we concluded that Cubic Mission Solutions (CMS), which was formerly a part of our Cubic Global Defense Systems (CGD) operating segment, became a separate operating segment and reportable segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change for all periods presented.

Refer to “Note 2 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification and “Note 17 – Business Segment Information” for additional information on the separate disclosure of operating and reportable segment information for CMS.

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

Transactions denominated in currencies other than our own subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as a component of other income (expense). Total transaction gains and losses, which are related primarily to advances to foreign subsidiaries and advances between foreign subsidiaries amounted to a loss of $2.2 million in 2018, a gain of $0.7 million in 2017, and a loss of $0.9 million in 2016.

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

Restricted Cash: Restricted cash represents cash that is restricted as to usage for legal or contractual reasons. Restricted cash is classified either as current or noncurrent, depending upon the date of the lapse of the respective restriction.

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

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2018, 2017 or 2016.

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

Revenue Recognition: We generate revenue from the sale of products such as mass transit fare collection systems, air and ground combat training systems, and products with C4ISR capabilities. We also generate revenue from services we provide such as the operation and maintenance of fare systems for mass transit customers and support specialized military training exercises mainly for international customers. We classify sales as products or services in our Consolidated Statements of Operations based on the attributes of the underlying contracts.

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

Research and Development (R&D): We record the cost of company-sponsored R&D activities as the expenses are incurred. The cost of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

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

Income Taxes: Our provision for income taxes includes federal, state, local and foreign income taxes. We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized. Tax law and rate changes are reflected in income in the period such changes are enacted. We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the realization of the temporary differences. After the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act), we have provided for deferred taxes on unremitted earnings, as applicable. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision. Accounting Standards Codification (ASC) 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity.

Net Income (Loss) Per Share: Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period, including vested RSUs.

In periods with a net income from continuing operations, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. In periods with a net loss from continuing operations, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Year Ended September 30,
	2018	2017	2016

Weighted average shares - basic	27,229	27,106	26,976
Effect of dilutive securities	122	—	—
Weighted average shares - diluted	27,351	27,106	26,976

Number of anti-dilutive securities	—	967	825

Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

On December 22, 2017, the U.S. government enacted the Tax Act. Also in December 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118, which was codified in March 2018 under Accounting Standards Update (ASU) 2018-05, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under Accounting Standards Codification (ASC) 740 is incomplete. A reporting entity must act in good faith and update provisional amounts as soon as more information becomes available, evaluated and prepared, during a measurement period that cannot exceed one year from the enactment date. Initial reasonable estimates and subsequent changes to provisional amounts must be reported in income tax expense or benefit from continuing operations in the period in which they are determined. As of September 30, 2018, we continue to consider the accounting for the transition tax on deferred foreign earnings to be provisional due to estimates of foreign earnings and profits for the year ended September 30, 2018.  Accordingly, the impact of the Tax Act may be subject to adjustment in the first quarter of fiscal 2019. However, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  We will conclude the accounting for the enactment-date effects within the remaining prescribed SAB 118 measurement period.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which helps organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Act enacted on December 22, 2017. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax reform. We adopted ASU 2018-02 in the fourth quarter of fiscal 2018. As a result of the adoption, we reclassified $2.4 million from accumulated other comprehensive loss into retained earnings.

Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606). ASC 606 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules will affect the timing of revenue recognition for many of our sales transactions. We will adopt ASC 606 using the “modified retrospective” method of adoption, meaning the cumulative effect of applying ASC 606 will be recognized as an adjustment to the opening retained earnings balance as of October 1, 2018.

A task force within management is leading our implementation efforts and we have engaged outside advisors to assist. We have evaluated the impact of the adoption of the new standard on our active contracts across all our business segments, developed processes and tools to dual report financial results under both current GAAP and ASC 606, and assessed the impact to our internal control structure. Under ASC 606, revenue is recognized as control transfers to the customer. As such, revenue for our fixed-price development and production contracts will generally be recognized over time as costs are incurred, which is consistent with the revenue recognition model we currently use for the majority of these contracts. For certain of our fixed-price production contracts where we currently recognize revenue as units are delivered, in most cases the accounting for those contracts will change under ASC 606 such that we will recognize revenue as costs are incurred. This change will generally result in an acceleration of revenue as compared with our current revenue recognition method for those contracts. For certain of our multiple-element transportation contracts, we are currently required to defer the recognition of revenue, and in many circumstances the related costs, during the design and build phase, as the collection of some or all customer payments attributable to the design and build revenue occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not required. As a result, this change will also result in an acceleration of revenue as compared to our current revenue recognition for these contracts. Additionally, the deferred customer-payment feature of these contracts will require identification of an embedded financing component under ASC 606 which will result in the recognition of financing income for amounts which would have otherwise been recognized as revenue under the legacy standard.

Based on contracts in process at September 30, 2018, we will record a net change to retained earnings calculated as the difference between acceleration of sales and the related cost of sales that results from the adoption of ASC 606. The determination of the adjustment to retained earnings and the calculation of the acceleration of sales and cost of sales at September 30, 2018 are not yet completed as we are currently finalizing our assessment of new contracts executed prior to September 30, 2018 and implementing ASC 606 for newly acquired businesses. The adjustment to retained earnings is expected to primarily relate to multiple element transportation contracts that previously required the deferral of revenue and costs during the design and build phase, as the collection of some or all customer payments attributable to design and build revenue occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not required. In addition, an adjustment to retained earnings is expected due to contracts previously accounted for under the units-of-delivery method, which are now recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under the legacy standard.

We will make certain presentation changes on our Consolidated Balance Sheets to comply with ASC 606. The component of accounts receivable which currently relates to unbilled accounts receivable will be presented separately as contract assets. Advance payments and deferred revenue, previously primarily classified in customer advances, will be combined and presented as contract liabilities. The adoption of ASC 606 will result in an increase in unbilled accounts receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. Additionally, the adoption of ASC 606 will result in an increase in unbilled accounts receivables from converting multiple element transportation contracts that previously deferred all revenue and costs during the design and build phase, with a corresponding reduction in long term capitalized contract costs.

Additionally, we have updated our accounting policies affected by ASC 606, redesigned our internal controls over financial reporting related to the standard, and determined the extent of the expanded disclosure requirements. We have substantially completed the evaluation of the impact of the accounting and disclosure changes on our business processes, controls and systems and have implemented the necessary changes to such business processes, controls and systems.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 will be effective for us beginning October 1, 2018 and is not expected to have any significant impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify cash receipts and cash payments from specific types of transactions on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for us beginning October 1, 2018 and is not expected to have any significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for us beginning October 1, 2018 and is not expected to have any significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. Adoption of ASU 2016-18 is required for us in our fiscal year beginning October 1, 2018. Beginning October 1, 2018 application of this accounting standard update will not impact financial results, but will result in a retrospective change in the presentation of restricted cash, including the inclusion of $27.4 million and $8.4 million of restricted cash on hand at September 30, 2018 and September 30, 2017, respectively, within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows. In addition, upon adoption of this standard, changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents will be reflected in our Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets transferred is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. Adoption of ASU 2017-01 is required for us beginning October 1, 2018 and is not expected to have any significant impact on our consolidated financial statements. However, adoption of ASU 2017-01 could impact the accounting for future acquisitions or disposals of assets and activities because the accounting for a business combination differs significantly from that of an asset acquisition.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020 with early adoption permitted. Adoption of ASU 2017-04 will have no immediate impact on our financial statements and would only have the potential to impact the amount of any goodwill impairment recorded after the adoption of the ASU. We are currently evaluating whether to adopt the guidance early.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. Adoption of ASU 2017-07 will be required for us beginning October 1, 2018 and is not expected to have any significant impact on our consolidated financial statements.

In August 2017, the FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements on fair value measurements. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020 and interim periods within that annual period. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plan - Disclosure Framework (Topic 715), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

NOTE 2—ACQUISITIONS AND DIVESTITURES

Sale of CGD Services

On April 18, 2018, we entered into a stock purchase agreement with Purchaser, an entity affiliated with GC Valiant, LP, under which we agreed to sell our CGD Services business to the Purchaser. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target. In addition to the upfront cash payment, we are eligible to receive an additional cash payment of $3.0 million based on the achievement of pre-determined earn-out conditions related to the award of certain government contracts. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and at September 30, 2018, we have recorded a receivable from the Purchaser of $3.7 million for the estimated amount due related to the working capital settlement. The working capital settlement has not yet been settled with the Purchaser.  No amount has been recorded as a receivable related to the potential achievement of earn-out conditions based upon our probability assessment of the achievement of the required conditions.

We concluded that the sale of the CGD Services business met all of the required conditions for discontinued operations presentation in the second quarter of fiscal 2018. As such, the CGD Services business financial results are reported within discontinued operations in our consolidated financial statements. The operating results and cash flows of CGD Services have been classified as discontinued operations in the Consolidated Statements of Income (Loss) and the Consolidated Statements of Cash Flows for all periods presented and the assets and liabilities of CGD Services have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet at September 30, 2017.

In 2018, we recognized a $6.1 million loss within discontinued operations, which was calculated as the excess of the carrying value of the net assets of CGD Services less the sales price in the stock purchase agreement of $135.0 million less selling costs of $4.5 million.

The operations and cash flows of CGD Services are reflected in our consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations through May 31, 2018, the date of the sale. Income from discontinued operations, net of taxes, is comprised of the following for the years ended September 30, 2018, 2017 and 2016 (in thousands):

	Years Ended September 30,
	2018	2017	2016

Net sales	$262,228	$378,152	$391,064
Costs and expenses:
Cost of sales	235,279	342,819	350,429
Selling, general and administrative expenses	11,365	17,487	16,430
Amortization of purchased intangibles	1,373	2,752	4,764
Restructuring costs	7	208	574
Other income	(15)	(46)	(93)
Earnings from discontinued operations before income taxes	14,219	14,932	18,960
Net loss on sale	6,131	—	—
Income tax provision	3,845	401	5,145
Net income from discontinued operations	$4,243	$14,531	$13,815

The carrying amounts of CGD Services assets and liabilities that were classified as assets and liabilities of discontinued operations are as follows (in thousands):

	September 30,	September 30,
	2018	2017

Accounts receivable, net	$—	$74,710
Other current assets	—	1,190
Property and equipment, net	—	466
Goodwill	—	94,350
Purchased intangibles, net	—	8,637
Other noncurrent assets	—	(5,179)
Total assets	—	174,174
Accounts payable and other liabilities	—	36,862
Net assets	$—	$137,312

Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Shield Aviation, Inc.

In July 2018, we acquired the assets of Shield Aviation (Shield), based in San Diego, California, a provider of autonomous aircraft systems (AAS) for intelligence, surveillance and reconnaissance (ISR) services. The addition of Shield expands our C4ISR portfolio for our CMS segment and will provide our customers with a rapidly deployable, medium AAS that offers unique mission enabling capabilities. We already provide the data link as well as the command and control link for the Shield AAS.

Shield’s sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$—	$—	$—
Operating loss	(0.8)	—	—
Net loss after taxes	(0.6)	—	—

Shield’s operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$0.1	$—	$—
Acquisition-related expenses	0.2	—	—

The acquisition-date fair value of consideration is $12.8 million, which is comprised of estimated fair value of contingent consideration of $5.6 million, extinguishment of secured loans and warrants due from Shield of $5.2 million, cash paid of $1.3 million, plus additional consideration to be paid in the future of $0.7 million. Under the purchase agreement, we will pay the sellers up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

The acquisition of Shield was paid for with funds from existing cash resources. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$6.0
Other net assets acquired	0.3
Net identifiable assets acquired	6.3
Goodwill	6.5
Net assets acquired	$12.8

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles as well as the estimated fair value of contingent consideration are preliminary estimates pending the finalization of our valuation analyses. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The technology asset valuation used the excess earnings approach.

The intangible assets are being amortized using straight-line methods based on the expected period of cash flows that will be generated by the assets, over an average useful life of eight years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Shield with our existing CMS business, and strengthening our capability of developing and integrating products and services in our CMS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CMS segment and is expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Shield for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.8
2020	0.8
2021	0.8
2022	0.8
2023	0.8
Thereafter	1.9

MotionDSP

In October 2017 we paid cash of $4.7 million to purchase 49% of the outstanding capital stock of MotionDSP, a private artificial intelligence software company based in Burlingame, California, which specializes in real-time video enhancement and computer vision analytics. On February 21, 2018, we paid net cash of $4.8 million to purchase the remaining outstanding capital stock of MotionDSP. The addition of MotionDSP enhances the capabilities in real-time video processing of our CMS business and expands our customer base in the public safety and other adjacent markets.

MotionDSP’s sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$0.6	$—	$—
Operating loss	(2.7)	—	—
Net loss after taxes	(1.9)	—	—

MotionDSP’s operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$0.4	$—	$—
Acquisition-related expenses	0.8	0.2	—

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

The intangible assets are being amortized using straight-line methods based on the expected cash flows from the assets, over a useful life of seven years from the date of acquisition.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of MotionDSP for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.7
2020	0.7
2021	0.7
2022	0.7
2023	0.7
Thereafter	0.9

Deltenna

In July 2017, we acquired all of the outstanding capital stock of Deltenna Ltd (Deltenna), a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. Deltenna designs and manufactures cutting-edge integrated wireless products including compact LTE base stations, broadband range extenders for areas of poor coverage and rugged antennas. The addition of Deltenna, headquartered in Chippenham, U.K., will enhance tactical communication and training capabilities of our CGD businesses by effectively delivering high-capacity data networks within challenging and rigorous environments.

Deltenna’s sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$0.3	$0.1	$—
Operating income (loss)	0.2	(0.2)	—
Net income (loss) after taxes	0.2	(0.2)	—

Deltenna’s operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$0.3	$—	$—
Gains from changes in fair value of contingent consideration	(0.3)	—	—
Acquisition-related expenses	—	0.2	—

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

The fair values of purchased intangibles were determined using the valuation methodology determined to be the most appropriate for each type of asset being valued. The customer relationships valuations used the excess earnings approach and the technology asset valuations used the relief from royalty approach.

The intangible assets are being amortized using straight-line methods based on the expected period of cash flows from the assets, over a useful life of eight years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Deltenna with our legacy CGD operating segment, and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was assigned to our legacy CGD segment. As described in Note 17, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Deltenna is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Deltenna for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.3
2020	0.3
2021	0.3
2022	0.3
2023	0.3
Thereafter	0.3

Vocality

In November 2016, we acquired all of the outstanding capital stock of Vocality International (Vocality), based in Shackleford, U.K., a provider of embedded technology which unifies communications platforms, enhances voice quality, increases video performance and optimizes data throughput. Vocality contributes to our C4ISR portfolio of products for our CMS segment and expands our defense customer base. Vocality also sells its technology in the broadcast, oil and gas and maritime markets.

Vocality’s sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$5.1	$1.5	$—
Operating loss	(1.3)	(2.9)	—
Net loss after taxes	(1.2)	(2.6)	—

Vocality’s operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$0.8	$0.6	$—
Acquisition-related expenses	0.6	1.6	—

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

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a useful life of nine years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of Vocality with our legacy CGD operating segment, and strengthening our capability of developing and integrating products in our defense portfolio, as well as the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill was assigned to our legacy CGD segment. As described in Note 17, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of Vocality is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Vocality for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.7
2020	0.6
2021	0.5
2022	0.5
2023	0.4
Thereafter	0.9

GATR

On February 2, 2016, we acquired all of the outstanding capital stock of GATR Technologies, LLC (GATR), a defense systems business based in Huntsville, Alabama which manufactures expeditionary satellite communication terminal solutions. GATR expands our satellite communications and networking applications technologies for our CMS segment and expands our customer base.

GATR’s sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$111.1	$84.3	$43.1
Operating income (loss)	4.0	1.9	(26.4)
Net income (loss) after taxes	2.9	1.4	(23.0)

GATR’s operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$11.1	$12.7	$9.7
(Gains) losses for changes in fair value of contingent consideration	—	(3.2)	0.7
Acquisition-related expenses	0.4	0.6	22.0

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

The acquisition-date fair value of consideration is $220.5 million, which is comprised of cash paid of $236.1 million plus the fair value of contingent consideration of $2.5 million, less $18.1 million of cash paid to the seller that was recognized as expense in fiscal 2016. The contingent consideration liability was re-measured to fair value at each reporting date until the contingencies were resolved and changes in fair value were recognized in earnings.

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

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a useful life of nine years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of GATR with our legacy CGD business, including the synergies expected from combining its satellite communications and networking applications technologies with our C4ISR products and other products in our legacy CGD portfolio.

The goodwill was also deemed to include the value of the assembled workforce that became our employees following the close of the acquisition and was allocated to our legacy CGD segment. As described in Note 17, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD and CMS based on their relative fair values. The amount recorded as goodwill is generally not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GATR for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$9.8
2020	8.3
2021	6.9
2022	5.6
2023	3.8
Thereafter	3.8

TeraLogics

On December 21, 2015, we acquired all of the assets of TeraLogics, LLC, an Ashburn, Virginia-based provider of real-time full motion video processing, exploitation and dissemination for the Department of Defense, the intelligence community and commercial customers. TeraLogics’ ability to develop real-time video analysis and delivery software for full motion video complements the existing tactical communications portfolio of our CMS segment and expands our customer base.

TeraLogics’ sales and results of operations included in our operating results for the years ended September 30, 2018, 2017 and 2016 were as follows (in millions):

	September 30,
	2018	2017	2016
Sales	$23.7	$19.7	$14.2
Operating income (loss)	0.3	(1.8)	(2.9)
Net income (loss) after taxes	0.2	(1.2)	(1.6)

TeraLogics’ operating results above included the following amounts for the years ended September 30, 2018, 2017 and 2016 (in millions):

	September 30,
	2018	2017	2016
Amortization	$2.8	$3.5	$3.0
Losses for changes in fair value of contingent consideration	1.3	1.3	1.5
Acquisition-related expenses	—	0.2	2.3

During the year ended September 30, 2016 we incurred a $1.3 million charge for compensation expense incurred related to amounts paid to TeraLogics employees upon the close of the acquisition. This compensation expense is reflected in TeraLogics’ acquisition-related expenses and the results of TeraLogics’ operations above.

The acquisition-date fair value of consideration is $33.9 million, which is comprised of cash paid of $28.9 million plus the acquisition-date fair value of contingent consideration of $5.0 million. The contingent consideration liability has been re-measured to fair value at each reporting date until the contingencies were resolved and changes in fair value have been recognized in earnings.

The acquisition of TeraLogics was paid for with a combination of funds from our existing cash resources and borrowings on our revolving credit facility. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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

The intangible assets are being amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, over a useful life of seven years from the date of acquisition.

At the time of the acquisition, the goodwill resulting from the acquisition was deemed to consist primarily of the synergies expected from combining the operations of TeraLogics with our legacy CGD business, including the synergies expected from combining TeraLogics real-time video capabilities with our existing tactical communications product portfolio, as well as the value of the assembled workforce who became our employees following the close of the acquisition. The amount recorded as goodwill was assigned to our legacy CGD segment. As described in Note 17, we concluded that CMS became a separate operating segment beginning on October 1, 2017 distinct from our legacy CGD operating segment. In conjunction with the changes to reporting units, on October 1, 2017 we reassigned goodwill between CGD and CMS based on their relative fair values. The amount recorded as goodwill in connection with the acquisition of TeraLogics is expected to be deductible for tax purposes.

The estimated amortization expense amounts related to the intangible assets recorded in connection with our acquisition of TeraLogics for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$2.1
2020	1.4
2021	0.8
2022	0.5
2023	0.4
Thereafter	0.5

Acquisition of Trafficware Subsequent to September 30, 2018

In late October 2018, we acquired all of the outstanding capital stock of Advanced Traffic Solutions Inc. (Trafficware), a provider of intelligent traffic solutions for the transportation industry based in Sugar Land, Texas, which provides a fully integrated suite of software, Internet of Things (IoT) devices, and hardware solutions that provide customers with enhanced mobility and safety. Trafficware is expected to provide synergies from combining its capabilities with our existing CTS business. The purchase price is $235.7 million adjusted for the difference between net working capital acquired and a targeted working capital amount, and was financed primarily with proceeds from draws on our line of credit. The final determination of the purchase price allocation is expected to be completed as soon as practicable after consummation of the acquisition. Due to the limited time between the acquisition date and the filing of this report and due to the difference in fiscal year dates between Trafficware and Cubic, it is not practicable for us to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, (ii) the methods of amortization and amortization periods of acquired intangible assets, and (iii) pro forma revenues and earnings of the combined company for the two years ended September 30, 2018.

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Shield Aviation, MotionDSP, Deltenna, Vocality, GATR and TeraLogics had been included in our consolidated results since October 1, 2016 (in millions):

	Year Ended
	September 30,
	2018	2017
Net sales	$1,204.0	$1,112.1

Net income (loss)	$9.9	$(29.5)

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

NOTE 3—VARIABLE INTEREST ENTITIES

In accordance with ASC 810, Consolidation, we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors to determine if any meet the qualifications of a variable interest entity (VIE). We consider a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

In March 2018, Cubic Transportation System (CTS), a wholly owned subsidiary of Cubic, and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are VIE’s and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo. within Cubic’s consolidated financial statements. We have concluded that we are not the primary beneficiary of HoldCo., and thus we have not consolidated the financial statements of HoldCo. within Cubic’s consolidated financial statements.

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

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently, HoldCo. made a corresponding equity contribution to OpCo. in the same amount which is included within equity of Noncontrolling interest in VIE within Cubic’s consolidated financial statements. Also, upon creation of the P3 Venture, CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of September 30, 2018.

Upon creation of the P3 Venture, OpCo. entered into a credit agreement with a group of financial institutions (the OpCo. Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At September 30, 2018, the outstanding balance on the long-term debt facility was $17.8 million, which is presented net of unamortized deferred financing costs of $8.7 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo.’s debt is nonrecourse with respect to Cubic and its subsidiaries. The fair value of the long-term debt facility approximates its carrying value.

The OpCo. Credit Agreement contains a number of covenants which require that OpCo. and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The OpCo. Credit Agreement also contains a number of customary events of default including, but not limited to, the successful delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in OpCo., and Cubic via its subcontract with OpCo., to incur penalties due to the lenders.

OpCo. has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo.’s expected draws on its long-term debt facility. At September 30, 2018, the outstanding notional principal amounts on open interest rate swaps were $38.6 million. The fair value of OpCo.’s interest rate swaps at September 30, 2018 was less than $0.1 million. OpCo.’s interest rate swaps were not designated as effective hedges at September 30, 2018 and as such any unrealized gains/losses are included in other income (expense), net. Unrealized gains/losses as a result of changes in the fair value of OpCo.’s interest rate swaps were not material for the year ended September 30, 2018. See Note 4 for a description of the measurement of fair value of derivative financial instruments, including OpCo.’s interest rate swaps.

At September 30, 2018, OpCo. holds a $10.0 million restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of OpCo. that are included in our consolidated balance sheet at September 30, 2018, excluding $20.8 million of assets that are eliminated in consolidation, are as follows:

September 30,
2018
(in thousands)
Cash	$374
Restricted cash	10,000
Long-term capitalized contract costs	1,258
Other noncurrent assets	810
Total assets	$12,442

Trade accounts payable	$165
Other noncurrent liabilities	13
Long-term debt	9,056
Total liabilities	9,234
Total Cubic equity	(304)
Noncontrolling interests	24,348
Total liabilities and owners' equity	$33,278

The assets of OpCo. are restricted for its use only and are not available for the general operations of Cubic. OpCo.’s debt is non-recourse to Cubic. Cubic’s maximum exposure to loss as a result of its equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the MBTA Contract.

Included within long-term capitalized contract costs at September 30, 2018 are $27.8 million of costs related to Cubic’s delivery of the design and build deliverables under the MBTA Contract and related subcontract between OpCo and Cubic.

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

•	Level 3 - Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	September 30, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,000	$—	$—	$9,000	$8,501	$—	$—	$8,501
Current derivative assets	—	1,803	—	1,803	—	2,591	—	2,591
Noncurrent derivative assets	—	314	—	314	—	1,128	—	1,128
Total assets measured at fair value	$9,000	$2,117	$—	$11,117	$8,501	$3,719	$—	$12,220
Liabilities
Current derivative liabilities	—	1,657	—	1,657	—	3,456	—	3,456
Noncurrent derivative liabilities	—	75	—	75	—	1,128	—	1,128
Contingent consideration to seller of Deltenna	—	—	1,081	1,081	—	—	1,376	1,376
Contingent consideration to seller of Shield Aviation	—	—	5,618	5,618	—	—	—	—
Contingent consideration to seller of TeraLogics - contract extensions	—	—	—	—	—	—	800	800
Contingent consideration to seller of TeraLogics - revenue targets	—	—	1,750	1,750	—	—	2,450	2,450
Contingent consideration to seller of H4 Global	—	—	665	665	—	—	591	591
Total liabilities measured at fair value	$—	$1,732	$9,114	$10,846	$—	$4,584	$5,217	$9,801

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

The Deltenna contingent consideration is based upon revenue targets and one of the TeraLogics contingent consideration measurements is based upon revenue targets. Until the contingencies are resolved for these measurements, the fair values of these contingent consideration liabilities are valued using a real option approach. Under this approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the September 30, 2018 valuation was 53% for Deltenna. The volatility factor used in the September 30, 2017 valuations was 40% for Deltenna and 15% for TeraLogics. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period. At September 30, 2018, the contingencies were resolved for the TeraLogics revenue earn-out and the liability at September 30, 2018 represents the amount earned as of that date.

The fair value of the portion of the TeraLogics contingent consideration that is based on customer execution of contract extensions was estimated using a probability weighted approach. This portion of TeraLogics’ contingent consideration was fully paid out as of September 30, 2018 based on its achievement of the contract extensions.

The fair value of the Shield contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 100,000 iterations. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenue and cash flows, and volatility. The volatility and revenue risk adjustment factors used as of September 30, 2018 were 20% and 14.5%, respectively, and were determined based on analysis of publicly traded comparable companies. The discount rate used as of September 30, 2018 was based on our expected borrowing rate under our financing arrangements, which was determined to be 3.9% at September 30, 2018.

The maximum remaining payout to the sellers of H4 Global is $3.3 million at September 30, 2018, and is based upon the value of contracts entered into over the five-year period ending September 30, 2020. The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global purchase agreement, contingent consideration will be paid over a five year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios, and summing the present value of any future payments.

The inputs to each of the contingent consideration fair value models include significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition dates and each subsequent period.

Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

As of September 30, 2018, the following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

	DTECH	H4	TeraLogics (Contract Extensions)	TeraLogics (Revenue Targets)	GATR	Deltenna	Shield Aviation	Total
Balance as of September 30, 2016	$2,000	$567	$1,400	$4,100	$3,200	$—	$—	$11,267
Initial measurement recognized at acquisition	—	—	—	—	—	1,328	—	1,328
Cash paid to seller	—	—	(1,000)	(2,500)	—	—	—	(3,500)
Total remeasurement (gain) loss recognized in earnings	(2,000)	24	400	850	(3,200)	48	—	(3,878)
Balance as of September 30, 2017	$—	$591	$800	$2,450	$—	$1,376	$—	$5,217
Initial measurement recognized at acquisition	—	—	—	—	—	—	5,618	5,618
Cash paid to seller	—	—	(1,000)	(1,750)	—	—	—	(2,750)
Total remeasurement (gain) loss recognized in earnings	—	74	200	1,050	—	(295)	—	1,029
Balance as of September 30, 2018	$—	$665	$—	$1,750	$—	$1,081	$5,618	$9,114

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	September 30,	September 30,
	2018	2017
Fair value	$193.7	$202.1
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2018, 2017, or 2016 other than assets and liabilities acquired in business acquisitions.

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable under long-term contracts are as follows (in thousands):

September 30,	2018	2017

U.S. Government Contracts:
Amounts billed	$80,547	$53,450
Recoverable costs and accrued profits on progress completed--not billed	62,665	36,341
	143,212	89,791
Commercial Customers:
Amounts billed	76,401	131,532
Recoverable costs and accrued profits on progress completed--not billed	180,212	150,610
	256,613	282,142
	399,825	371,933
Less unbilled amounts not currently due--commercial customers	(6,134)	(17,457)
	$393,691	$354,476

A portion of recoverable costs and accrued profits on progress completed is billable under progress or milestone payment provisions of the related contracts. The remainder of these amounts is billable upon delivery of products or furnishing of services, with an immaterial amount subject to retainage provisions of the contracts. It is anticipated that we will bill and collect substantially the entire unbilled portion of receivables identified as current assets under progress billing provisions of the contracts or upon completion of milestones and/or acceptance by the customers during fiscal 2019. The amount classified as not currently due is an estimate of the amount of long-term contract accounts receivable that will not be collected within one year from September 30, 2018 under transportation systems contracts in the U.S. and Australia, and under a CGD contract in Italy based upon the payment terms in the contracts.

NOTE 6—INVENTORIES

Significant components of inventories are as follows (in thousands):

	September 30,	September 30,
	2018	2017

Finished products	$7,099	$4,369
Work in process and inventoried costs under long-term contracts	63,169	84,131
Materials and purchased parts	23,710	10,163
Customer advances	(9,779)	(10,948)
Net inventories	$84,199	$87,715

At September 30, 2018, work in process and inventoried costs under long-term contracts includes approximately $0.9 million in costs incurred outside the scope of work or in advance of a contract award, compared to $4.3 million as of September 30, 2017. We believe it is probable that we will recover the costs inventoried at September 30, 2018, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory at September 30, 2018 and 2017 were $2.0 million and $2.5 million, respectively.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

September 30,	2018	2017

Land and land improvements	$13,132	$16,139
Buildings and improvements	57,959	52,625
Machinery and other equipment	81,727	73,235
Software	84,631	62,297
Leasehold improvements	11,991	13,298
Construction and internal-use software development in progress	12,888	23,156
Accumulated depreciation and amortization	(144,782)	(127,530)
	$117,546	$113,220

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

Through September 30, 2018 we have incurred costs of $135.8 million related to the purchase and development of our ERP system, including $22.5 million, $40.6 million, and $45.2 million of costs incurred during fiscal years 2018, 2017 and 2016, respectively. We have capitalized $7.5 million, $16.7 million, and $20.3 million of qualifying software development costs as internal-use software development in progress during fiscal years 2018, 2017, and 2016, respectively. We have recognized expense for $15.0 million, $23.9 million, and $24.9 million of these costs in fiscal years 2018, 2017, and 2016, respectively, for costs that did not qualify for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Operations.

Various components of our ERP system became ready for their intended use and were placed into service on April 1, 2016, October 1, 2016, October 1, 2017, and April 1, 2018. As each component became ready for its intended use, the component’s costs were transferred into completed software and we began amortizing these costs over their seven-year estimated useful life. We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use. The final phase of implementation will begin in early fiscal 2019.

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements and software amounted to $19.5 million, $17.8 million and $11.0 million in 2018, 2017 and 2016, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We use accelerated methods (declining balance and sum-of-the-years-digits) for machinery and equipment and software other than our ERP system over estimated useful lives ranging from 5 to 10 years.

NOTE 8—GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended September 30, 2018 are as follows (in thousands):

	Transportation	Cubic Global	Cubic Mission
	Systems	Defense	Solutions	Total

Net balances at October 1, 2016	$49,630	$262,966	$—	$312,596
Acquisitions (see Note 2)	—	5,885	—	5,885
Foreign currency exchange rate changes	1,240	1,841	—	3,081
Net balances at September 30, 2017	50,870	270,692	—	321,562
Reassignment on October 1, 2017	—	(125,321)	125,321	—
Acquisitions	—	665	13,085	13,750
Foreign currency exchange rate changes	(1,084)	(323)	(279)	(1,686)
Net balances at September 30, 2018	$49,786	$145,713	$138,127	$333,626

As described in Note 17, we concluded that CMS became a separate operating segment beginning on October 1, 2017. In conjunction with the changes to reporting units, we reassigned goodwill between CGD and CMS based on their relative fair values on October 1, 2017.

We complete our annual goodwill impairment test each year as of July 1 at the reporting unit level. Until October 1, 2017 the goodwill impairment tests were performed at the reporting units that existed through September 30, 2017 including our legacy CGD reporting unit. In 2018, the goodwill impairment tests were performed separately for our CTS, CGD and CMS reporting units.

The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations and based upon market multiples from publicly traded comparable companies. For our 2018 impairment test, the estimated fair value of all three of our reporting units exceeded their respective carrying values. As such, there was no impairment of goodwill in 2018. The estimated fair value for our CTS reporting unit exceeded its carrying value by over 100%, while the estimated fair values of our CGD and CMS reporting units each exceeded their carrying values by over 40%.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Although we believe our underlying assumptions supporting these assessments are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform interim analyses in 2019 that could expose us to material impairment charges in the future.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2018			September 30, 2017
				Gross
	Gross Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Contract and program intangibles	$151,965	$(112,399)	$39,566	$151,602	$(90,988)	$60,614
Other purchased intangibles	52,851	(18,884)	33,967	42,813	(13,569)	29,244
Total	$204,816	$(131,283)	$73,533	$194,415	$(104,557)	$89,858

Total amortization expense for 2018, 2017 and 2016 was $27.1 million, $30.2 million and $29.4 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2018, for each of the next five years and thereafter (in thousands):

	Transportation	Cubic Global	Cubic Mission
	Systems	Defense	Solutions	Total
2019	$1,153	$673	$18,336	$20,162
2020	944	254	14,687	15,885
2021	698	254	11,259	12,211
2022	598	254	8,129	8,981
2023	499	254	6,042	6,795
Thereafter	989	626	7,884	9,499
	$4,881	$2,315	$66,337	$73,533

NOTE 9—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

September 30,	2018	2017

Series A senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	$50,000	$50,000
Series B senior unsecured notes payable to a group of insurance companies, interest fixed at 3.35%	50,000	50,000
Series C senior unsecured notes payable to a group of insurance companies, interest fixed at 3.70%	25,000	25,000
Series D senior unsecured notes payable to a group of insurance companies, interest fixed at 3.93%	75,000	75,000
	200,000	200,000
Less unamortized debt issuance costs	(207)	(239)
	$199,793	$199,761

Maturities of long-term debt for each of the five years in the period ending September 30, 2023, are as follows: 2019 — $0.0 million; 2020 — $10.7 million; 2021 — $35.7 million; 2022 — $35.7 million; 2023 — $35.7 million.

Interest paid amounted to $10.0 million, $14.8 million and $11.0 million in 2018, 2017 and 2016, respectively.

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

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At September 30, 2018, our total debt issuance costs have an unamortized balance of $1.9 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of September 30, 2018, there were no borrowings under this agreement and there were letters of credit outstanding totaling $29.0 million, which reduce the available line of credit to $371.0 million. The $29.0 million of letters of credit includes both financial letters of credit and performance guarantees.

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

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2018 was $17.4 million and is classified as restricted cash in our Consolidated Balance Sheets.

As of September 30, 2018, we had letters of credit and bank guarantees outstanding totaling $41.8 million, which includes the $29.0 million of letters of credit on the Revolving Credit Agreement above and $12.8 million of letters of credit issued under other facilities. The total of $41.8 million of letters of credit and bank guarantees includes $33.5 million that guarantees either our performance or customer advances under certain contracts, and financial letters of credit of $8.3 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the U.K. in the amount of £20.0 million British pounds (equivalent to approximately $26.1 million) to help meet the short-term working capital requirements of our subsidiary. At September 30, 2018, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2018, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.6 million and $7.6 million as of September 30, 2018 and 2017, respectively.

NOTE 10—COMMITMENTS

We lease certain office, manufacturing and warehouse space, vehicles, and other office equipment under non-cancelable operating leases expiring in various years through 2030. These leases, some of which may be renewed for periods up to 10 years, generally require us to pay all maintenance, insurance and property taxes. Several leases are subject to periodic adjustment based on price indices or cost increases. Rental expense (net of sublease income of $0.2 million in 2018, $0.2 million in 2017 and $0.3 million in 2016) for all operating leases amounted to $11.6 million, $10.5 million and $9.6 million in 2018, 2017 and 2016, respectively. Future minimum payments, net of minimum sublease income, under non-

cancelable operating leases with initial terms of one year or more consist of the following for the next five years and thereafter, as of September 30, 2018 (in thousands):

2019	$11,310
2020	9,954
2021	8,812
2022	7,271
2023	5,459
Thereafter	16,991
$59,797

NOTE 11—INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act. The legislation significantly revises the U.S. corporate income tax system by, among other things, reducing the current corporate federal income tax rate to 21% from 35%, adopting a modified territorial regime, imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries, and creating new taxes on certain foreign sourced earnings.  The rate reduction is effective January 1, 2018 resulting in a U.S. statutory rate for fiscal year 2018 of 24.5% and 21% for subsequent fiscal years.

The final transition impact of the Tax Act may differ from the estimates provided, due to, among other things, changes in interpretations of the Tax Act, regulatory guidance that may be issued, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impact. The SEC has issued Staff Accounting Bulletin (SAB) No. 118, which was codified in March 2018 under ASU 2018-05, that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of September 30, 2018, we continue to consider the accounting for the transition tax on deferred foreign earnings to be provisional as we have not finalized the inputs to the foreign earnings and profits calculations, the basis on which income taxes are determined, and as we continue to analyze the impact of additional implementation guidance.  Accordingly, the impact of the Tax Act may be subject to adjustment in the first quarter of fiscal 2019. However, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  We will conclude the accounting for the enactment-date effects within the remaining prescribed SAB 118 measurement period.

Based on our assessment, a discrete tax benefit of $7.1 million has been recorded for the year ended September 30, 2018 related to the re-measurement of U.S. net deferred tax liabilities at the lower enacted corporate tax rate and other effects of enactment of the Tax Act.  While other deferred tax assets and liabilities were also reduced, such reduction was offset by changes to our U.S. valuation allowance. The one-time transition tax is based on post-1986 earnings and profits that we previously deferred from U.S. income taxes. At present, we do not anticipate a material impact on the income statement from the one-time transition tax and therefore have recorded a provisional amount of $0 as of September 30, 2018. The provisional amount includes a $10.2 million benefit related to the U.S. taxation of deemed foreign dividends in the transition fiscal year.  This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment, however, we anticipate that available foreign tax credits would offset the impact of the change in legislation and will not result in future cash payments.

Income (loss) from continuing operations before income taxes includes the following components (in thousands):

Years ended September 30,	2018	2017	2016
	(in thousands)
United States	$(51,049)	$(70,566)	$(76,136)
Foreign	65,935	59,484	49,699
Total	$14,886	$(11,082)	$(26,437)

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

Years ended September 30,	2018	2017	2016
	(in thousands)
Current:
Federal	$(4,775)	$(4,070)	$(1,679)
State	976	878	(618)
Foreign	19,882	13,869	8,249
Total current	16,083	10,677	5,952

Deferred:
Federal	(7,874)	2,257	(16,256)
State	482	569	(4,333)
Foreign	(1,598)	1,155	280
Total deferred	(8,990)	3,981	(20,309)
Provision for income taxes	$7,093	$14,658	$(14,357)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

Years ended September 30,	2018	2017	2016
	(in thousands)

Tax expense at U.S. statutory rate	$3,124	$(3,877)	$(9,252)
State income taxes, net of federal tax effect	(237)	(923)	(1,754)
Nondeductible expenses (1)	1,186	(169)	7,765
Change in reserve for tax contingencies	(1,047)	(4,435)	27
Change in deferred tax asset valuation allowance (2)	8,784	17,374	(5,382)
Foreign rate differential (3)	5,684	9,912	(2,999)
Impact of US Tax Reform (4)	(7,053)	—	—
Research and development credits (5)	(2,656)	(3,459)	(2,542)
Other	(692)	235	(220)
Provision for income taxes	$7,093	$14,658	$(14,357)

(1) In 2016, we recorded $6.3 million of tax expense related to nondeductible acquisition-related compensation expenses.

(2) In 2018, the increase in valuation allowance primarily related to the U.S. net operating loss for which no tax benefit was recognized. In 2017, we recorded $13.1 million of tax expense related to an increase in the valuation allowance related to tax credit carryforwards generated in the current year. In 2016, we recorded a net tax benefit primarily related to a business combination in which we acquired significant U.S. deferred tax liabilities as well as a utilization and subsequent release of the deferred tax valuation allowance in Australia.

(3) In 2018, we recorded $3.5 million of tax expense related to foreign earnings which were not permanently reinvested prior to the enactment of the U.S. Tax Act.  After enactment, certain foreign earnings are taxed at higher statutory rates than the U.S. which results in $2.1 million of tax expense.  In 2017, we provided for deferred taxes on all cumulative unremitted foreign earnings, as the earnings were no longer considered permanently reinvested resulting in a charge of $9.5 million.

(4) In 2018, a tax benefit of $7.1 million was recorded in connection with the enactment of the U.S. Tax Act as a result of remeasuring deferred taxes.

(5) In 2016, we recorded tax benefits of $1.0 million related to the reinstatement of the research and development tax credit.

Significant components of our deferred tax assets and liabilities are as follows:

September 30,	2018	2017
	(in thousands)

Deferred tax assets:
Accrued employee benefits	$8,285	$15,863
Long-term contracts and inventory valuation reductions	8,238	13,974
Allowances for loss contingencies	3,232	4,212
Deferred compensation	3,272	4,830
Intangible assets	1,361	—
Retirement benefits	1,398	6,214
Tax credit carryforwards	35,137	31,161
Loss carryforwards	29,097	3,715
Other	2,173	2,762
Total gross deferred tax assets	92,193	82,731
Valuation allowance	(81,839)	(57,106)
Total deferred tax assets	10,354	25,625

Deferred tax liabilities:
Deferred revenue	(2,351)	(3,729)
Unremitted foreign earnings	(687)	(11,910)
Property, plant and equipment	(5,079)	(3,137)
Intangible assets	—	(9,713)
Other	(213)	(158)
Total deferred tax liabilities	(8,330)	(28,647)
Net deferred tax liability	$2,024	$(3,022)

The deferred tax assets and liabilities for fiscal 2018 and 2017 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2018 includes changes that are recorded to other comprehensive income (loss) and Goodwill.

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

At September 30, 2018, we have federal and state income tax credit carryforwards (in thousands) which expire as follows:

U.S. foreign tax credits	$14,629	2027
U.S. research and development tax credits	9,158	2035-2038
State research and development tax credits	22,592	Do not expire

We have federal, state and foreign capital and net operating losses (in thousands) which expire as follows:

U.S. net operating loss carryforwards	$68,730	2038
U.S. capital loss carryforwards	37,238	2023
State loss carryforwards	50,836	2020-2038
State capital loss carryforwards	54,825	Beginning 2023
Foreign net operating loss carryforwards	9,430	Do not expire

During 2015, we evaluated our net U.S. deferred income taxes, which included an assessment of the cumulative income or loss over the prior three-year period and future periods and concluded that a valuation allowance was required. After consideration of our recent history of U.S. losses, we continue to maintain a valuation allowance on net U.S. deferred tax assets as of September 30, 2018.

As of September 30, 2018, a total valuation allowance of $81.8 million has been established against U.S. deferred tax assets, certain foreign operating losses and other foreign assets. For fiscal 2018, the valuation allowance was increased by $24.7 million, of which $21.1 million was recorded as a net tax expense in our Consolidated Statement of Operations, offset by amounts recorded to other components of income.

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

Prior to the Tax Act, we provided deferred taxes on all undistributed foreign earnings, as we did not consider these amounts permanently reinvested. Under the transition to a modified territorial tax system, all previously untaxed undistributed foreign earnings are subject to a transition tax charge at reduced rates and future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings. As of September 30, 2018, we have recorded a deferred tax liability of $0.7 million related to future taxes on our unremitted foreign earnings.

Accounting for Uncertainty in Income Taxes

During fiscal 2018 and 2017, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

Years ended September 30,	2018	2017
	(in thousands)

Balance at beginning of year	$13,248	$16,932
Additions (reductions) for tax positions taken in prior years	(80)	399
Recognition of benefits from expiration of statutes	(1,770)	(26)
Recognition of benefits from open years effectively settled	—	(5,359)
Additions for tax positions related to the current year	713	1,302
Additions (reductions) for tax positions related to acquisitions	(2,169)	—
Balance at end of year	$9,942	$13,248

At September 30, 2018 and 2017, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million and $3.7 million, respectively. During fiscal year 2019, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to approximately $1.1 million of net unrecognized tax benefits depending on the timing of examinations or expiration of statutes of limitations, either because our tax positions are sustained or because we agree to the disallowance and pay the related income tax. We recognize interest and/or penalties related to income tax matters in income tax expense. The amount of net interest and penalties recognized as a component of income tax expense during fiscal 2018 and 2017 were not material.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2018, the fiscal years open under the statute of limitations in significant jurisdictions include 2015 through 2018 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $15.7 million, $1.6 million and $14.2 million in 2018, 2017 and 2016, respectively.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2018 and 2017 (in thousands):

	Notional Principal
	September 30, 2018	September 30, 2017
Instruments designated as accounting hedges:
Foreign currency forwards	$169,406	$125,486

Instruments not designated as accounting hedges:
Foreign currency forwards	$27,909	$35,117

Included in the amounts not designated as accounting hedges at September 30, 2018 and 2017 were foreign currency forwards with notional principal amounts of $14.7 million and $18.5 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.2 million and $0.1 million were recognized in other income (expense), net for the fiscal years ended September 30, 2018 and 2017, respectively, related to foreign currency forward contracts not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2018 and 2017. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of September 30, 2018 or 2017.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the consolidated balance sheets as of September 30, 2018 and 2017 (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2018	September 30, 2017
Asset derivatives:
Foreign currency forwards	Other current assets	$1,803	$2,591
Foreign currency forwards	Other noncurrent assets	314	1,128
		$2,117	$3,719
Liability derivatives:
Foreign currency forwards	Other current liabilities	$1,657	$3,456
Foreign currency forwards	Other noncurrent liabilities	75	1,128
Total		$1,732	$4,584

The tables below present gains and losses recognized in other comprehensive income (loss) for the years ended September 30, 2018 and 2017 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Year Ended
	September 30, 2018		September 30, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(45)	$(1,239)	$(2,200)	$551

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2018 or 2017. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.3 million, net of income taxes.

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Consolidated Balance Sheets and totaled $11.5 million and $11.4 million at September 30, 2018 and 2017, respectively.

In the first quarter of fiscal 2015, we began making contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of September 30, 2018 and 2017 were $6.4 million and $5.3 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Consolidated Statements of Operations.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require us to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, we match a portion of the eligible employee contributions up to limits specified in the plan. Company contributions to defined contribution plans aggregated $16.4 million, $13.3 million and $12.1 million in 2018, 2017 and 2016, respectively.

Employee Stock Purchase Plan

We sponsor a noncompensatory Employee Stock Purchase Plan, which allows eligible employees to purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Annual employee contributions are limited to $25,000, are voluntary, and made through a bi-weekly payroll deduction.

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

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and U.K. plans, as of September 30, 2018, we expect to make contributions of approximately $5.0 million in 2019. September 30 is used as the measurement date for these plans.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. We will recognize actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods as increases or decreases in other comprehensive income (loss), net of tax, in the period they arise. We adjust actuarial gains and losses recognized in other comprehensive income (loss) as they are subsequently recognized as a component of net periodic pension cost. The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at September 30, 2018 and expected to be recognized in net pension cost during fiscal 2019 is a loss of $2.3 million ($1.8 million net of income tax). The unrecognized actuarial gain was $9.4 million in fiscal year 2018, which was primarily driven by an increase in discount rates used in the calculation of the net benefit obligation, changes in mortality assumptions, and higher investment returns on plan assets. No plan assets are expected to be returned to us in 2019.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans were as follows (in thousands):

September 30,	2018	2017

Projected benefit obligation	$222,332	$235,097
Accumulated benefit obligation	222,332	235,097
Fair value of plan assets	214,530	209,722

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

September 30,	2018	2017
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$235,097	$241,117
Service cost	606	617
Interest cost	7,529	7,091
Actuarial (gain) loss	(9,449)	(10,082)
Gross benefits paid	(8,034)	(7,549)
Foreign currency exchange rate changes	(3,417)	3,903
Net benefit obligation at the end of the year	222,332	235,097

Change in plan assets:
Fair value of plan assets at the beginning of the year	209,722	194,253
Actual return on plan assets	11,998	14,915
Employer contributions	5,117	5,354
Gross benefits paid	(8,034)	(7,549)
PBGC Premium paid	(286)	(348)
Administrative expenses	(698)	(547)
Foreign currency exchange rate changes	(3,289)	3,644
Fair value of plan assets at the end of the year	214,530	209,722

Unfunded status of the plans	(7,802)	(25,375)
Unrecognized net actuarial loss	48,081	58,572
Net amount recognized	$40,279	$33,197

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(48,081)	$(58,572)
Deferred tax asset	7,365	15,033
Valuation allowance on deferred tax asset	610	(2,107)
Accumulated other comprehensive loss	$(40,106)	$(45,646)

The components of net periodic pension cost (benefit) were as follows (in thousands):

	September 30,
	2018	2017	2016
Service cost	$606	$617	$595
Interest cost	7,529	7,091	8,972
Expected return on plan assets	(14,120)	(12,928)	(13,182)
Amortization of actuarial loss	2,777	3,700	1,869
Settlement loss	—	—	2,671
Administrative expenses	438	474	177
Net pension cost (benefit)	$(2,770)	$(1,046)	$1,102

Years ended September 30,	2018	2017	2016
Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	3.6%	3.3%	3.0%
Rate of compensation increase	3.3%	3.2%	3.1%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	3.3%	3.0%	4.1%
Expected return on plan assets	6.8%	6.8%	6.8%
Rate of compensation increase	3.2%	3.1%	3.1%

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

The target ranges for each major category of the plans’ assets at September 30, 2018 are as follows:

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

	September 30, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan assets held at fair value:
Cash equivalents	$19,314	$—	$—	$19,314	$2,665	$—	$—	$2,665

Plan assets held at net asset value practical expedient*:
Equity Funds				107,424				101,433
Fixed Income Funds				73,533				84,188
Diversified Growth Funds				14,259				16,646
Real Estate Funds				—				4,790
Total assets held at net asset value practical expedient:				$195,216				$207,057

Total Plan Assets				$214,530				$209,722

* Plan assets measured at fair value using NAV (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2018 and 2017.

We expect to pay the following pension benefit payments, which reflect expected future service, as appropriate, (in thousands):

2019	$9,033
2020	9,261
2021	9,577
2022	9,622
2023	9,638
2024-2028	53,424

NOTE 14—STOCKHOLDERS’ EQUITY

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. Through September 30, 2018, the Compensation Committee has granted 1,089,876 RSUs with time-based vesting and 1,172,464 RSUs with performance-based vesting under this program.

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

Through September 30, 2018, Cubic has granted 2,262,340 RSUs of which 645,989 have vested. The grant date fair value of each RSU is the fair market value of one share of our common stock at the grant date. At September 30, 2018, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs is 448,548.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at October 1, 2016	889,129	$45.98
Granted	395,913	46.20
Vested	(158,243)	46.15
Forfeited	(81,612)	48.32
Unvested at September 30, 2017	1,045,187	$45.86
Granted	344,433	61.19
Vested	(147,832)	46.88
Forfeited	(239,700)	48.42
Unvested at September 30, 2018	1,002,088	$50.32

As of September 30, 2018, approximately 536,067 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2018, 128,947 RSUs vested.

NOTE 15—STOCK-BASED COMPENSATION

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	2018	2017	2016
Cost of sales	$1,096	$338	$513
Selling, general and administrative	6,419	4,674	7,235
	$7,515	$5,012	$7,748

As of September 30, 2018, there was $41.1 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $24.5 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of September 30, 2018. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

NOTE 16—LEGAL MATTERS

A former reseller of our air combat training systems in the Far East filed a demand for arbitration seeking monetary damages for claims including breach of contract. In the fourth quarter of fiscal 2018, the arbitrator awarded $1.7 million to the former reseller. This amount was recorded as selling, general, and administrative expenses in our CGD segment during fiscal 2018 and these arbitration proceedings now are closed.

We consider all other matters to be ordinary proceedings incidental to our business. We believe the outcome of these other proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

NOTE 17—BUSINESS SEGMENT INFORMATION

We define our operating segments and reportable segments based on the way our chief executive officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. Through September 30, 2017, our company was aligned in our CGD and CTS operating segments, which were also our reportable segments. In 2016, we formalized the structure of our CMS business unit within our CGD operating segment. CMS combines and integrates our C4ISR and secure communications operations. Through September 30, 2017, we concluded that CMS was not a separate operating segment based upon factors including the nature of information presented to our chief executive officer and Board of Directors and the consequential level at which certain resource allocations and performance assessments were made. In the first quarter of fiscal 2018, we began providing additional financial information to our chief executive officer and Board of Directors at the CMS level, which allowed greater resource allocation decisions and performance assessments to be made at that level. As such, we concluded that CMS became a separate operating segment beginning on October 1, 2017. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

We evaluate performance and allocate resources based on total segment operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are immaterial and are eliminated in consolidation.

Our reportable segments are business units that offer different products and services. Operating results for each segment are reported separately to senior corporate management to make decisions as to the allocation of corporate resources and to assess performance.

Business segment financial data is as follows (in millions):

	Year Ended
	September 30,
	2018	2017	2016
Sales:
Cubic Transportation Systems	$670.7	$578.6	$586.4
Cubic Global Defense	325.2	360.2	374.7
Cubic Mission Solutions	207.0	168.9	109.5
Total sales	$1,202.9	$1,107.7	$1,070.6

Operating income (loss):
Cubic Transportation Systems	$60.4	$39.8	$57.5
Cubic Global Defense	16.6	28.1	19.9
Cubic Mission Solutions	(0.1)	(9.3)	(37.0)
Unallocated corporate expenses	(52.5)	(56.0)	(52.0)
Total operating income (loss)	$24.4	$2.6	$(11.6)

Assets:
Cubic Transportation Systems	$390.2	$335.1	$338.2
Cubic Global Defense	360.1	280.1	211.8
Cubic Mission Solutions	352.9	390.5	404.4
Corporate	201.7	156.4	364.8
Discontinued Operations	—	174.2	185.5
Total assets	$1,304.9	$1,336.3	$1,504.7

Depreciation and amortization:
Cubic Transportation Systems	$12.0	$8.8	$8.2
Cubic Global Defense	8.5	10.4	7.5
Cubic Mission Solutions	22.4	23.8	21.2
Corporate	3.7	5.0	3.4
Total depreciation and amortization	$46.6	$48.0	$40.3

Capital expenditures:
Cubic Transportation Systems	$3.2	$6.9	$2.2
Cubic Global Defense	9.4	5.9	6.8
Cubic Mission Solutions	2.1	1.7	2.1
Corporate	17.0	22.4	21.0
Total expenditures for long-lived assets	$31.7	$36.9	$32.1

Years ended September 30,	2018	2017	2016

Geographic Information:
Sales (a):
United States	$627.8	$522.8	$471.6
United Kingdom	240.7	219.4	243.0
Canada	42.3	31.5	44.6
Australia	166.7	175.6	154.0
Middle East	36.3	64.8	71.0
Far East	50.1	47.9	40.0
Other	39.0	45.7	46.4
Total sales	$1,202.9	$1,107.7	$1,070.6

(a)	Sales are attributed to countries or regions based on the location of customers.

Years ended September 30,	2018	2017	2016
Long-lived assets, net:
United States	$106.7	$100.6	$83.9
United Kingdom	5.7	11.7	9.4
Other foreign countries	12.0	7.3	5.3
Total long-lived assets, net	$124.4	$119.6	$98.6

CGD and CMS segment sales include $365.8 million, $327.8 million and $267.5 million in 2018, 2017 and 2016, respectively, of sales to U.S. government agencies. CTS segment sales include $158.5 million, $147.3 million and $156.3 million in 2018, 2017 and 2016, respectively, of sales under various contracts with our customer, Transport for London. No other customer accounts for 10% or more of our revenues for any periods presented.

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost percentage-of-completion method decreased operating income by approximately $7.0 million, increased operating income by approximately $5.7 million, and increased operating loss by approximately $0.9 million in 2018, 2017 and 2016 respectively. These adjustments decreased net income from continuing operations attributable to Cubic by approximately $5.1 million ($0.19 per share), decreased net loss from continuing operations attributable to Cubic by approximately $3.2 million ($0.12 per share) and decreased net income from continuing operations attributable to Cubic by approximately $0.5 million ($0.02 per share) in 2018, 2017 and 2016, respectively.

In fiscal years 2018, 2017, and 2016 we conducted a number of restructuring initiatives. In 2018, we incurred $5.0 million of charges related to restructuring. This included $3.1 million of unallocated corporate expenses, which were primarily incurred to establish a North American shared services center in order to standardize and change the management of certain of our North American financial and administrative functions. Restructuring costs in 2018 also included $1.3 million of restructuring charges incurred by our CGD business primarily related to the change in management structure for certain of portions of our ground training business.

In 2017, we incurred $2.3 million of charges for restructuring efforts which included $1.0 million of unallocated corporate expenses incurred to increase the centralization and efficiency of our manufacturing processes, and $0.9 million of restructuring charges incurred by our CGD businesses related to the elimination of a level of management in the CGD simulator business.

In 2016, we incurred $1.3 million of charges related to restructuring, which included $0.3 million incurred by our CGD segment as restructuring costs in connection with the formalization of our CMS business division described above. In addition, during fiscal 2016, our CTS business implemented a restructuring plan to reduce headcount by approximately 20 in order to rebalance our resources with work levels. CTS incurred resulting restructuring charges of $1.0 million in connection with this initiative.

Restructuring charges incurred by business segment were as follows (in millions):

	Year Ended
	September 30,
	2018	2017	2016

Restructuring costs:
Cubic Transportation Systems	$0.4	$0.4	$1.0
Cubic Global Defense	1.3	0.9	0.3
Cubic Mission Solutions	0.2	—	—
Unallocated corporate expenses and other	3.1	1.0	—
Total restructuring costs	$5.0	$2.3	$1.3

A summary of the activity relating to the restructuring liability and employee separation expenses, which is included within accrued compensation and other current liabilities within our Consolidated Balance Sheet, is as follows (in thousands):

Employee Separation
Balance as of October 1, 2016	$553
Accrued costs	2,260
Cash payments	(1,838)
Balance as of September 30, 2017	975
Accrued costs	5,018
Cash payments	(5,058)
Balance as of September 30, 2018	$935

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred. The total costs of each of the restructuring plans described above are not expected to be significantly greater than the charges incurred to date.

NOTE 18—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2018 and 2017:

					Year
	Three Months Ended				Ended
Fiscal 2018	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$379,709	$296,212	$278,586	$248,391	$1,202,898
Operating income (loss)	27,673	10,290	(1,679)	(11,902)	24,382
Net income (loss)	17,816	6,291	(2,011)	(9,786)	12,310
Net income (loss) per share, basic	0.65	0.23	(0.07)	(0.36)	0.45
Net income (loss) per share, diluted	0.65	0.23	(0.07)	(0.36)	0.45

					Year
	Three Months Ended				Ended
Fiscal 2017	September 30	June 30	March 31	December 31	September 30
	(in thousands, except per share data)
Net sales	$349,115	$266,184	$248,040	$244,370	$1,107,709
Operating income (loss)	21,207	(6,872)	(6,084)	(5,623)	2,628
Net income (loss)	13,155	(21,957)	461	(2,868)	(11,209)
Net income (loss) per share, basic	0.49	(0.81)	0.02	(0.11)	(0.41)
Net income (loss) per share, diluted	0.49	(0.81)	0.02	(0.11)	(0.41)

Changes in estimates on contracts for which revenue is recognized using the cost-to-cost-percentage-of-completion method decreased operating income by approximately $4.2 million and  $1.6 million in the three months ended September 30, 2018 and 2017, respectively. These adjustments decreased net income from continuing operations attributable to Cubic by approximately $3.1 million ($0.12 per share) and $1.1 million ($0.04 per share) in the three months ended September 30, 2018 and 2017, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cubic Corporation as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 15, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the

PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1959.

San Diego, California

November 15, 2018

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2018, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We do, however, anticipate that there will be such changes in the first quarter of fiscal 2019 related to the transition of certain of our businesses to our enterprise resource planning (ERP) system. During the third quarter of fiscal 2016, we began the implementation of a new ERP system by transitioning our corporate operations, including corporate payroll, corporate general ledger, corporate procurement and payments, and corporate cash receipts functions. During the first quarter of fiscal 2017, this transition to our new ERP system continued with our North American manufacturing operations transitioning to a new material requirements planning (MRP) system and certain of our North American subsidiaries transitioning their payroll, general ledger, procurement, payment, billing and cash receipts functions to our new ERP system. During the first quarter of 2018, we transitioned the payroll, general ledger, procurement, payment, billing and cash receipts functions for significant portions of our Australian and U.K. operations to our new ERP system. During the third quarter of fiscal 2018, we transitioned the general ledger, manufacturing, procurement, payment, billing, and cash receipts of our CMS subsidiaries to our new ERP system. We have accordingly in fiscal 2017 and fiscal 2018 modified our existing internal controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system as well as take advantage of the increased functionality of the new system. The transition of our remaining operations to our new ERP system will occur in the first quarter of fiscal 2019. We believe that the new ERP system and related changes to processes and the design of our internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal 2018 and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

In addition, in the first quarter of fiscal 2019 we will adopt ASU 2014-09, Revenue from Contracts with Customers (commonly referred to as ASC 606), which was issued by the Financial Accounting Standards Board in May 2014. ASC 606 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance will require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules will affect the timing of revenue recognition for many of our sales transactions. In fiscal 2018 we designed modifications to our existing internal controls infrastructure, as well as added other processes and internal controls, in order to monitor the transition to the new revenue recognition guidance and adherence with the guidance on an ongoing basis. These process and control enhancements are being implemented in the first quarter of fiscal 2019. We believe that the changes to processes and the design of our internal controls, including enhancements in controls in our new ERP System will allow us to effectively monitor and maintain appropriate internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cubic Corporation (the Company) maintained in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2018, and the related notes, and our report dated November 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

November 15, 2018

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and executive officers and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Shareholders (the Proxy Statement), and is incorporated herein by reference.

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

2.1

Stock Purchase Agreement dated April 18, 2018, by and among Nova Global Supply & Services, LLC, Cubic Corporation and Cubic Global Defense, Inc. Incorporated by reference to Form 8-K filed April 19, 2018, file No. 001-08931, Exhibit 2.1.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006, file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
4.1	Form of Common Stock Certificate. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2012, file No. 001-08931, Exhibit 4.1.
10.1*	Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on January 13, 2015, file No. 001-08931.
10.2*	Amendment to Cubic Corporation 2015 Incentive Award Plan, dated August 6, 2018. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2018, file No. 001-08931, Exhibit 10.3.
10.3*	Cubic Corporation Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on January 13, 2015, file No. 001-08931.
10.4*

Form of Time-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2016, file No. 001-08931, Exhibit 10.1.

10.5*

Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2016, file No. 001 08931, Exhibit 10.2.

10.6*

Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.5.

10.7*	Amended Transition Protection Plan. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2015, file No. 001-08931, Exhibit 10.6.
10.8*	Amended Transition Protection Plan, dated May 1, 2018. Incorporated by reference to Form 10Q for the quarter ended March 31, 2018, file No. 001-08931, Exhibit 10.2.
10.9*	Incentive Bonus Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 10.1.
10.10*	Severance Policy for Cubic Employees. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015, file No. 001-08931, Exhibit 10.2.
10.11*

Employment Transition Agreement, dated July 11, 2017, by and between Cubic Corporation and John D. Thomas. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2017, file No. 001-08931, Exhibit 10.1.

10.12*

Amendment dated April 10, 2018 to Separation Agreement and General Release, by and between Cubic Corporation and John D. Thomas. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2018, file No. 001-08931, Exhibit 10.1.

10.13*

Amendment to Separation Agreement and General Release, dated April 10, 2018, by and between Cubic Corporation and John D. Thomas. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2018, file No. 001-08931, Exhibit 10.1.

10.14*	Amended and Restated Deferred Compensation Plan dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, file No. 001-08931, Exhibit 10.1.
10.15*	Indemnity Agreement. Incorporated by reference to Form 8-K filed May 3, 2010, file No. 001-08931, Exhibit 10.1.
10.16	Credit Agreement dated January 12, 2012. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2012, file No. 001-08931, Exhibit 10.6.
10.17

Second Amended and Restated Credit Agreement, dated as of May 8, 2012, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2012, file No. 001-08931, Exhibit 10.3.

10.18

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 12, 2014, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015, file No. 001-08931, Exhibit 10.3.

10.19

Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 2, 2016, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.1.

10.20

Third Amended and Restated Credit Agreement, dated as of August 11, 2016, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 8-K filed August 11, 2016, file No. 001-08931, Exhibit 10.1.

10.21

Amended and Restated Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of February 2, 2016, by and among Cubic Corporation, the Guarantors (as defined therein), PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed February 3, 2016, file No. 001-08931, Exhibit 10.2.

10.22

Second Amended and Restated Note Purchase and Private Shelf Agreement (including the forms of the notes issued thereunder), dated as of August 11, 2016, by and among Cubic Corporation, the Guarantors (as defined therein), PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 8-K filed August 11, 2016, file No. 001-08931, Exhibit 10.2.

10.23

First Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2017, by and among Cubic Corporation, JP Morgan Chase Bank NA (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2017, file No. 001-08931, Exhibit 10.1.

10.24

First Amendment of Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of May 4, 2017, by and among Cubic Corporation, PGIM, Inc. and the other purchasers party thereto. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2017, file No. 001-08931, Exhibit 10.2.

10.25*

Employment Offer Letter, dated June 7, 2017, by and between Cubic Corporation and Anshooman Aga. Incorporated by reference to Form 10-K for the year ended September 30 2017, file No. 001-08931, Exhibit 10.24.

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
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/15/18	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/15/18	/s/ Bradley H. Feldmann	11/15/18	/s/ Edwin A. Guiles
Date	BRADLEY H. FELDMANN,	Date	EDWIN A. GUILES,
	Chairman of the Board, President and		Lead Director
Chief Executive Officer, Director
(Principal Executive Officer)

11/15/18	/s/ Anshooman Aga	11/15/18	/s/ Mark A. Harrison
Date	ANSHOOMAN AGA,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Corporate
	Financial Officer		Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

11/15/18	/s/ Bruce G. Blakley	11/15/18	/s/ Janice M. Hamby
Date	BRUCE G. BLAKLEY,	Date	JANICE M. HAMBY,
	Director		Director

11/15/18	/s/ Prithviraj Banerjee	11/15/18	/s/ Steven J. Norris
Date	PRITHVIRAJ BANERJEE,	Date	STEVEN J. NORRIS,
	Director		Director

11/15/18	/s/ Maureen Breakiron-Evans	11/15/18	/s/ John H. Warner
Date	MAUREEN BREAKIRON-EVANS,	Date	JOHN H. WARNER,
	Director		Director

11/15/18	/s/ David F. Melcher
Date	DAVID F. MELCHER, Director