Form 10-Q
period 2018-12-31
CUBIC CORP /DE/
filed 2019-02-06
CIK 26076

O[‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2018

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

As of January 23, 2019, registrant had only one class of common stock of which there were 31,150,232 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2018	2017
Net sales:
Products	$182,253	$131,743
Services	123,006	116,648
	305,259	248,391
Costs and expenses:
Products	125,485	91,573
Services	92,785	86,217
Selling, general and administrative expenses	62,986	61,680
Research and development	12,012	11,977
Amortization of purchased intangibles	10,565	7,351
Restructuring costs	1,992	1,495
	305,825	260,293

Operating loss	(566)	(11,902)

Other income (expenses):
Interest and dividend income	1,234	482
Interest expense	(4,032)	(2,674)
Other income (expense), net	(4,753)	(78)

Loss from continuing operations before income taxes	(8,117)	(14,172)

Income tax (benefit) provision	2,497	(2,737)

Loss from continuing operations	(10,614)	(11,435)
Net income from discontinued operations	—	1,649
Net loss	(10,614)	(9,786)

Less noncontrolling interest in loss of VIE	(4,027)	—

Net loss attributable to Cubic	$(6,587)	$(9,786)

Amounts attributable to Cubic:
Net loss from continuing operations	$(6,587)	$(11,435)
Net income from discontinued operations	—	1,649
Net loss attributable to Cubic	$(6,587)	$(9,786)

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$(0.23)	$(0.42)
Discontinued operations	$—	$0.06
Basic earnings per share attributable to Cubic	$(0.23)	$(0.36)

Diluted
Continuing operations attributable to Cubic	$(0.23)	$(0.42)
Discontinued operations	$—	$0.06
Diluted earnings per share attributable to Cubic	$(0.23)	$(0.36)

Weighted average shares used in per share calculations:
Basic	28,492	27,207
Diluted	28,492	27,207

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2018	2017
Net loss	$(10,614)	$(9,786)
Other comprehensive income (loss):
Foreign currency translation	(3,318)	(192)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	1,343	28
Adjustment for net gains/losses realized and included in net income, net of tax	(24)	503
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	1,319	531
Total other comprehensive income (loss)	(1,999)	339
Total comprehensive loss	(12,613)	(9,447)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(4,027)	—
Comprehensive loss attributable to Cubic, net of tax	$(8,586)	$(9,447)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$75,174	$111,834
Cash in consolidated VIE	421	374
Restricted cash	17,889	17,400
Restricted cash in consolidated VIE	10,000	10,000
Accounts receivable:
Long-term contracts	119,943	393,691
Allowance for doubtful accounts	(1,652)	(1,324)
	118,291	392,367

Contract assets	320,277	—
Recoverable income taxes	1,321	91
Inventories	92,201	84,199
Assets held for sale	8,177	8,177
Other current assets	40,924	43,705
Total current assets	684,675	668,147

Long-term contracts receivables	—	6,134
Long-term contracts financing receivables	44,936	—
Long-term contracts financing receivables in consolidated VIE	52,996	—
Long-term capitalized contract costs	—	84,924
Long-term capitalized contract costs in consolidated VIE	—	1,258
Property, plant and equipment, net	125,298	117,546
Deferred income taxes	4,687	4,713
Goodwill	484,329	333,626
Purchased intangibles, net	137,201	73,533
Other assets	13,871	14,192
Other assets in consolidated VIE	962	810
Total assets	$1,548,955	$1,304,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$64,500	$—
Trade accounts payable	109,094	125,414
Trade accounts payable in consolidated VIE	205	165
Contract liability	69,713	—
Customer advances	—	75,941
Accrued compensation and other current liabilities	82,323	118,233
Income taxes payable	6,771	8,586
Total current liabilities	332,606	328,339

Long-term debt	199,801	199,793
Long-term debt in consolidated VIE	15,357	9,056
Other long-term liabilities	43,838	43,486
Other long-term liabilities in consolidated VIE	6,146	13

Shareholders’ equity:
Common stock	260,141	45,008
Retained earnings	815,083	801,834
Accumulated other comprehensive loss	(112,642)	(110,643)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	926,504	700,121
Noncontrolling interest in consolidated VIE	24,703	24,075
Total shareholders’ equity	951,207	724,196
Total liabilities and shareholders’ equity	$1,548,955	$1,304,883

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2018	2017
Operating Activities:
Net loss	$(10,614)	$(9,786)
Net income from discontinued operations	—	(1,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,011	12,433
Share-based compensation expense	2,720	1,627
Change in fair value of contingent consideration	429	298
Changes in operating assets and liabilities, net of effects from acquisitions:	(69,713)	(14,437)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(61,167)	(11,514)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	(15,424)
NET CASH USED IN OPERATING ACTIVITIES	(61,167)	(26,938)

Investing Activities:
Acquisition of businesses, net of cash acquired	(247,150)	(4,650)
Purchases of property, plant and equipment	(12,045)	(6,318)
Purchase of non-marketable debt and equity securities	—	(671)
NET CASH USED IN INVESTING ACTIVITIES	(259,195)	(11,639)

Financing Activities:
Proceeds from short-term borrowings	372,000	82,000
Principal payments on short-term borrowings	(307,500)	(49,000)
Proceeds from long-term borrowings in consolidated VIE	5,798	—
Purchase of common stock	(3,419)	(2,256)
Contingent consideration payments related to acquisitions of businesses	(435)	(656)
Proceeds from equity offering, net	215,832	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,276	30,088

Effect of exchange rates on cash	1,962	677

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,124)	(7,812)

Cash and cash equivalents at the beginning of the period	139,608	68,577

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$103,484	$60,765

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of Trafficware, net	$1,588	$—

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2018

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Through September 30, 2017 our principal lines of business were transportation fare collection systems and services, defense systems, and defense services. On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our Cubic Global Defense Services (CGD Services) business to the Purchaser. The sale closed on May 31, 2018. As a result of the sale, the operating results and cash flows of CGD Services have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification.

Recently Adopted Accounting Pronouncements – Revenue Recognition

Revenue Recognition: Effective October 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The adoption of ASC 606 resulted in a change in our significant accounting policy regarding revenue recognition, and resulted in changes in our accounting policies regarding contract estimates, backlog, inventory, contract assets, long-term capitalized contract costs, and contract liabilities as described below.

The cumulative effect of applying the standard was an increase of $24.5 million to shareholders' equity as of October 1, 2018. Our Condensed Consolidated Statements of Income (Loss) for the quarter ended December 31, 2018 and our Condensed Consolidated Balance Sheet as of December 31, 2018 are presented under ASC 606, while our Condensed Consolidated Statements of Income (Loss) for the quarter ended December 31, 2017 and our Condensed Consolidated Balance Sheet as of September 30, 2018 are presented under the legacy revenue recognition guidance under ASC 605, Revenue Recognition. See Note 2 for disclosure of the impact of the adoption of ASC 606 on our Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Balance Sheet for the quarter ended December 31, 2018, and the effect of changes made to our Condensed Consolidated Balance Sheet as of October 1, 2018.

We generate revenue from the sale of integrated solutions such as mass transit fare collection systems, air and ground combat training systems, and products with command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) capabilities. A significant portion of our revenues are generated from long-term fixed-price contracts with customers that require us to design, develop, manufacture, modify, upgrade, test and integrate complex systems according to the customer’s specifications. We also generate revenue from services we provide, such as the operation and maintenance of fare systems for mass transit customers and the support of specialized military training exercises mainly for international customers. Our contracts are primarily with the U.S. government, state and local municipalities, and other international government customers and international local municipal transit agencies. We classify sales as products or services in our Condensed Consolidated Statements of Income (Loss) based on the attributes of the underlying contracts.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases where regulatory approval is required in addition to approval from both parties, we recognize revenue based on the likelihood of obtaining timely regulatory approvals based upon all known facts and circumstances.

To determine the proper revenue recognition method, we evaluate each contractual arrangement to identify all performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The majority of our contracts have a single performance obligation because the promise to transfer the individual good or service is not separately identifiable from other promises within the contract and is, therefore, not distinct. These contractual arrangements either require the use of a highly specialized engineering, development and manufacturing process to provide goods according to customer specifications or represent a bundle of contracted goods and services that are integrated and together represent a combined output, which may include the delivery of multiple units. Some of our contracts have multiple performance obligations, primarily (i) related to the provision of multiple goods or services or (ii) due to the contract covering multiple phases of the product lifecycle (for instance: development and engineering, production, maintenance and support). For contracts with more than one performance obligation, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. In cases where a contract requires a customized good or service, our primary method used to estimate the standalone selling price is the expected cost plus a margin approach. In cases where we sell a standard product or service offering, the standalone selling price is based on an observable standalone selling price. Our contracts with the U.S. government, including contracts under the U.S. Department of Defense’s Foreign Military Sales program (FMS Contracts), are subject to the Federal Acquisition Regulations (FAR) and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in our contracts with the U.S. government and FMS Contracts are typically equal to the selling price stated in the contract. Therefore, we typically do not need to allocate (or reallocate) the transaction price to multiple performance obligations in our contracts with the U.S. government.

The majority of our sales are from performance obligations satisfied over time. Sales are recognized over time when control is continuously transferred to the customer during the contract or the contracted good does not have alternative use to us. For U.S. government contracts, the continuous transfer of control to the customer is supported by contract clauses that provide for (i) progress or performance-based payments or (ii) the unilateral right of the customer to terminate the contract for its convenience, in which case we have the right to receive payment for costs incurred plus a reasonable profit for products and services that do not have alternative uses to us. Our contracts with international governments and local municipal transit agencies contain similar termination for convenience clauses, or we have a legally enforceable right to receive payment for costs incurred and a reasonable profit for products or services that do not have alternative uses to us.

For those contracts for which control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. For our design and build type contracts, we generally use the cost-to-cost measure of progress because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs, and are generally expensed as incurred for these contracts. For contracts with the U.S. government, general and administrative costs are included in contract costs; however, for purposes of revenue measurement, general and administrative costs are not considered contract costs for any other customers.

We record sales under cost-reimbursement-type contracts as we incur the costs. For cost-reimbursement type contracts with the U.S. government, the FAR provides guidance on the types of costs that we will be reimbursed in establishing the contract price.

Sales under service contracts are generally recognized as services are performed or value is provided to our customers. We measure the delivery of value to our customers using a number of metrics including ridership, units of work performed, and costs incurred. We determine which metric represents the most meaningful measure of value delivery based on the nature of the underlying service activities required under each individual contract. In certain circumstances we recognize revenue based on the right to bill when such amounts correspond to the value being delivered in a billing cycle. Certain of our transportation systems service contracts contain service level penalties or bonuses, which we recognize in each period incurred or earned. These contract penalties or bonuses are generally incurred or earned on a monthly basis; however, certain contracts may be based on a quarterly or annual evaluation. Sales under service contracts that do not contain measurable units of work performed are recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Costs incurred under these service contracts are generally expensed as incurred.

Sales from performance obligations satisfied at a point in time are typically for standard goods and are recognized when the customer obtains control, which is generally upon delivery and acceptance. Costs of sales are recorded in the period in which revenue is recognized.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain bonuses, penalties, transactional variable based fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are incurred or earned upon certain performance metrics, program milestones, transactional based activities and other similar contractual events. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. Typical payment terms under fixed-price contracts with the U.S. government provide that the customer pays either performance-based payments based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. For the majority of our international contracts to deliver complex systems, we typically receive milestone payments that are paid in accordance with the terms of our contract as we perform. For the majority of our service contracts, we generally bill on a monthly basis which corresponds with the satisfaction of our monthly performance obligation under these contracts. We recognize a liability for payments in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract. For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain performance obligations, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases we have determined that a separate financing component exists as a performance obligation under the contract. In these instances, we allocate a portion of the transaction price to this financing component. We determine the value of the embedded financing component by discounting the repayment of the financed amount over the implied repayment term using the effective interest method. This discounting methodology uses an implied interest rate which reflects the credit quality of the customer and represents an interest rate that would be similar to what we would offer the customer in a separate financing transaction. Unpaid principal and interest amounts associated with the financed performance obligation and the value of the embedded financing component are presented as Long-term contracts financing receivables in our consolidated balance sheet. We recognize the allocated transaction price of the financing component as interest income over the implied financing term.

For fixed-price and cost-reimbursable contracts, we present revenues recognized in excess of billings as contract assets on the balance sheet. Amounts billed and due from our customers under both contract types are classified as receivables on the balance sheet.

We only include amounts representing contract change orders, claims or other items in the contract value when we believe the rights and obligations become enforceable. Contract modifications routinely occur to account for changes in contract specifications or requirements. In most cases, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract. Transaction price estimates include additional consideration for submitted contract modifications or claims when we believe there is an enforceable right to the modification or claim, the amount can be reliably estimated, and its realization is reasonably assured. Amounts representing modifications accounted for as part of the existing contract are included in the transaction price and recognized as an adjustment to sales on a cumulative catch-up basis.

In addition, we are subject to audit of incurred costs related to many of our U.S. government contracts. These audits could produce different results than we have estimated for revenue recognized on our cost-based contracts with the U.S. government; however, our experience has been that our costs are acceptable to the government.

Contract Estimates: Use of the cost-to-cost or other similar methods of revenue recognition requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, and in some cases result in liabilities to complete contracts in a loss position. The aggregate impact of net changes in contract estimates are presented in the table below (amounts in thousands).

	Three Months Ended
	December 31,
	2018	2017
Operating income (loss)	$1,814	$(929)
Net income (loss) from continuing operations	1,271	(736)
Diluted earnings per share	0.04	(0.03)

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly As of December 31, 2018, our ending backlog was $3.814 billion. We expect to recognize approximately 25% of our December 31, 2018 backlog over the next 12 months and approximately 40% over the next 24 months as revenue, with the remainder recognized thereafter.

Disaggregation of Revenue:  See Note 14 for information regarding our sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Accounts Receivable: Receivables consist of billed amounts due from our customers. Due to the nature of our customers, we generally do not require collateral. We have limited exposure to credit risk as we have historically collected substantially all of our receivables. We generally require minimal allowance for doubtful accounts for our customers, which amounted to $1.7 million and $1.3 million as of December 31, 2018 and September 30, 2018, respectively.

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

Contract Assets:  Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current assets and, in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long-cycle nature of many of our contracts.

Long-term Capitalized Contract Costs: Through September 30, 2018, long-term capitalized contract costs included costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition did not begin until the customers begin operating the systems prior to the adoption of ASC 606. Upon adoption of ASC 606, revenue recognition and cost recognition are no longer deferred in these situations and therefore we no longer have long-term capitalized contract costs.

Contract Liabilities:  Contract liabilities (formerly referred to as customer advances prior to the adoption of ASC 606) include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current liabilities based on our contract operating cycle and calculated on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

Recently Adopted Accounting Pronouncements – Income Taxes

On December 22, 2017 the U.S. government enacted the “Tax Cuts and Jobs Act of 2017” (Tax Act). Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed, in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During fiscal year 2018, we recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. During the first quarter of fiscal year 2019, we did not adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

Recently Adopted Accounting Pronouncements – Other

In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  ASU 2016-16 was effective for us beginning October 1, 2018 and did not have any significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 was adopted by us beginning October 1, 2018 and did not have any significant impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarifying guidance on how entities should classify cash receipts and cash payments from specific types of transactions on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 was effective for us beginning October 1, 2018 and did not have any significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 was adopted by us beginning October 1, 2018. The application of this accounting standard update did not impact financial results, but resulted in a retrospective change in the presentation of restricted cash, including the inclusion of $27.4 million and $11.8 million of restricted cash on hand at September 30, 2018 and December 31, 2017, respectively, within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows. In addition, changes in the total of cash, cash equivalents and restricted cash are now reflected in our Statements of Cash Flows for all periods presented.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets transferred is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 was adopted by us on October 1, 2018 and did not have any immediate impact on our consolidated financial statements. However, adoption of ASU 2017-01 could impact the accounting for future acquisitions or disposals of assets and activities because the accounting for a business combination differs significantly from that of an asset acquisition.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. We adopted ASU 2017-07 beginning October 1, 2018 and it did not have any significant impact on our consolidated financial statements. The components of net periodic benefit cost, other than the service cost component, are included in other income (expense) in our condensed consolidated statements of income (loss).

Recent Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for us beginning October 1, 2019 with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements and we have determined we will not adopt the new guidance early.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020 with early adoption permitted. Adoption of ASU 2017-04 will have no immediate impact on our consolidated financial statements and would only have the potential to impact the amount of any goodwill impairment recorded after the adoption of the ASU. We are currently evaluating whether to adopt the guidance early.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements as well as whether to adopt the new guidance early.

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

Note 2 — New Accounting Standards Implemented

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, was effective for us beginning on October 1, 2018.

As discussed in Note 1, we adopted ASC 606 using the modified retrospective transition method. Results for reporting periods beginning after September 30, 2018 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, the accounting standard in effect for periods ending prior to October 1, 2018. The adoption of ASC 606 primarily impacted certain (i) multiple-element transportation contracts that previously deferred the recognition of all revenue and related costs during the design and build phase, as the collection of payment occurred during the subsequent operate and maintain phase, and (ii) contracts previously covered by contract accounting standards that recognized revenue using the units-of-delivery method. Under ASC 606, we now recognize sales on these contracts over time by using the cost-to-cost method.

Based on contracts in process at September 30, 2018, upon adoption of ASC 606 we recorded a net increase to retained earnings of $24.5 million, which includes the acceleration of net sales of approximately $114.9 million and the related cost of sales. The adjustment to retained earnings primarily relates to multiple element transportation contracts that previously required the deferral of revenue and costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not required. In addition, the adjustment to retained earnings is attributed to contracts previously accounted for under the units-of-delivery method, which are now recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under ASC 605. In accordance with the modified retrospective transition provisions of ASC 606, we will not recognize any of the accelerated net sales and related cost of sales through October 1, 2018 in our Condensed Consolidated Statements of Income (Loss) for any historical or future period.

We made certain presentation changes to our Consolidated Balance Sheet on October 1, 2018 to comply with ASC 606. The component of accounts receivable as reported under ASC 605, which included unbilled contract receivables, has been reclassified as contract assets under ASC 606, after certain adjustments described below. The adoption of ASC 606 resulted in an increase in unbilled contract receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. Additionally, the adoption of ASC 606 resulted in an increase in unbilled receivables from converting multiple element transportation contracts that previously deferred all revenue and costs during the design and build phase, with a corresponding reduction in long-term capitalized contract costs. Advance payments and deferred revenue, previously primarily classified in customer advances, are now presented as contract liabilities.

The table below presents the cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of October 1, 2018 due to the adoption of ASC 606 (in thousands):

		Adjustments	October 1, 2018
	September 30,	Due to	As Adjusted
	2018	ASC 606	Under ASC 606
ASSETS
Current assets:
Cash and cash equivalents	$111,834	$—	$111,834
Cash in consolidated VIE	374	—	374
Restricted cash	17,400	—	17,400
Restricted cash in consolidated VIE	10,000	—	10,000
Accounts receivable, net	392,367	(236,743)	155,624
Contract assets	—	272,210	272,210
Recoverable income taxes	91	—	91
Inventories	84,199	(22,511)	61,688
Assets held for sale	8,177	—	8,177
Other current assets	43,705	—	43,705
Total current assets	668,147	12,956	681,103

Long-term contracts receivables	6,134	(6,134)	—
Long-term contracts financing receivables	—	56,228	56,228
Long-term contracts financing receivables in consolidated VIE	—	38,990	38,990
Long-term capitalized contract costs	84,924	(84,924)	—
Long-term capitalized contract costs in consolidated VIE	1,258	(1,258)	—
Property, plant and equipment, net	117,546	—	117,546
Deferred income taxes	4,713	389	5,102
Goodwill	333,626	—	333,626
Purchased intangibles, net	73,533	—	73,533
Other assets	14,192	—	14,192
Other noncurrent assets in consolidated VIE	810	—	810
Total assets	$1,304,883	$16,247	$1,321,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—
Trade accounts payable	125,414	(3,011)	122,403
Trade accounts payable in consolidated VIE	165	—	165
Contract liability	—	70,127	70,127
Customer advances	75,941	(75,941)	—
Accrued compensation and other current liabilities	118,233	583	118,816
Income taxes payable	8,586	—	8,586
Total current liabilities	328,339	(8,242)	320,097

Long-term debt	199,793	—	199,793
Long-term debt in consolidated VIE	9,056	—	9,056
Other long-term liabilities	43,486	—	43,486
Other long-term liabilities in consolidated VIE	13	—	13

Shareholders’ equity:
Common stock	45,008	—	45,008
Retained earnings	801,834	19,834	821,668
Accumulated other comprehensive loss	(110,643)	—	(110,643)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	700,121	19,834	719,955
Noncontrolling interest in VIE	24,075	4,655	28,730
Total shareholders’ equity	724,196	24,489	748,685
Total liabilities and shareholders’ equity	$1,304,883	$16,247	$1,321,130

The table below presents how the adoption of ASC 606 affected certain line items on our Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2018 (in thousands):

	Three months ended December 31, 2018
			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
Net sales:
Products	$152,562	$29,691	$182,253
Services	124,262	(1,256)	123,006
	276,824	28,435	305,259
Costs and expenses:
Products	100,544	24,941	125,485
Services	92,785	—	92,785
Selling, general and administrative expenses	62,823	163	62,986
Research and development	12,012	—	12,012
Amortization of purchased intangibles	10,565	—	10,565
Restructuring costs	1,992	—	1,992
	280,721	25,104	305,825

Operating loss	(3,897)	3,331	(566)

Other income (expenses):
Interest and dividend income	56	1,178	1,234
Interest expense	(4,032)	—	(4,032)
Other income (expense), net	(4,753)	—	(4,753)

Loss from continuing operations before income taxes	(12,626)	4,509	(8,117)

Income tax provision	2,473	24	2,497

Net loss	(15,099)	4,485	(10,614)

Less noncontrolling interest in loss of VIE	(5,981)	1,954	(4,027)

Net loss attributable to Cubic	$(9,118)	$2,531	$(6,587)

Net income (loss) per share:
Basic earnings per share attributable to Cubic	$(0.32)	$0.09	$(0.23)
Diluted earnings per share attributable to Cubic	$(0.32)	$0.09	$(0.23)

The table below quantifies the impact of adopting ASC 606 on segment net sales and operating income (loss) for the three months ended December 31, 2018 (in thousands):

	Three months ended December 31, 2018
			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
Sales:	(in thousands)
Cubic Transportation Systems	$172,728	$9,079	$181,807
Cubic Mission Solutions	45,363	1,030	46,393
Cubic Global Defense	58,733	18,326	77,059
Total sales	$276,824	$28,435	$305,259

Operating income (loss):
Cubic Transportation Systems	$9,186	$1,790	$10,976
Cubic Mission Solutions	(5,191)	251	(4,940)
Cubic Global Defense	1,607	1,290	2,897
Unallocated corporate expenses	(9,499)	—	(9,499)
Total operating income (loss)	$(3,897)	$3,331	$(566)

The table below presents how the impact of the adoption of ASC 606 affected certain line items on our Condensed Consolidated Balance Sheet at December 31, 2018 (in thousands):

			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
ASSETS
Current assets:
Cash and cash equivalents	$75,174	$—	$75,174
Cash in consolidated VIE	421	—	421
Restricted cash	17,889	—	17,889
Restricted cash in consolidated VIE	10,000	—	10,000
Accounts receivable, net	390,855	(272,564)	118,291
Contract assets	—	320,277	320,277
Recoverable income taxes	1,086	235	1,321
Inventories	121,223	(29,022)	92,201
Assets held for sale	8,177	—	8,177
Other current assets	40,924	—	40,924
Total current assets	665,749	18,926	684,675

Long-term contracts receivables	4,064	(4,064)	—
Long-term contracts financing receivables	—	44,936	44,936
Long-term contracts financing receivables in consolidated VIE	—	52,996	52,996
Long-term capitalized contract costs	95,894	(95,894)	—
Long-term capitalized contract costs in consolidated VIE	1,551	(1,551)	—
Property, plant and equipment, net	125,298	—	125,298
Deferred income taxes	4,298	389	4,687
Goodwill	484,329	—	484,329
Purchased intangibles, net	137,201	—	137,201
Other assets	13,871	—	13,871
Other noncurrent assets in consolidated VIE	962	—	962
Total assets	$1,533,217	$15,738	$1,548,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$64,500	$—	$64,500
Trade accounts payable	111,310	(2,216)	109,094
Trade accounts payable in consolidated VIE	205	—	205
Contract liability	—	69,713	69,713
Customer advances	80,993	(80,993)	—
Accrued compensation and other current liabilities	82,323	—	82,323
Income taxes payable	6,512	259	6,771
Total current liabilities	345,843	(13,237)	332,606

Long-term debt	199,801	—	199,801
Long-term debt in consolidated VIE	15,357	—	15,357
Other long-term liabilities	43,838	—	43,838
Other long-term liabilities in consolidated VIE	6,146	—	6,146

Shareholders’ equity:
Common stock	260,141	—	260,141
Retained earnings	792,717	22,366	815,083
Accumulated other comprehensive loss	(112,642)	—	(112,642)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	904,138	22,366	926,504
Noncontrolling interest in VIE	18,094	6,609	24,703
Total shareholders’ equity	922,232	28,975	951,207
Total liabilities and shareholders’ equity	$1,533,217	$15,738	$1,548,955

Note 3 — Acquisitions and Divestitures

Sale of CGD Services

On April 18, 2018, we entered into a stock purchase agreement with the Purchaser, an entity affiliated with GC Valiant, LP, under which we agreed to sell our CGD Services business to the Purchaser. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and at December 31, 2018, we have recorded a receivable from the Purchaser of $3.7 million for the estimated amount due related to the working capital settlement. The working capital settlement has not yet been settled with the Purchaser.

In addition to the amounts described above, we are eligible to receive an additional cash payment of $3.0 million based on the achievement of pre-determined earn-out conditions related to the award of certain government contracts. No amount has been recorded as a receivable related to the potential achievement of earn-out conditions based upon our assessment of the probability of achievement of the required conditions.

We concluded that the sale of the CGD Services business met all of the required conditions for discontinued operations presentation in the second quarter of fiscal 2018. As such, the CGD Services business financial results are reported within discontinued operations in our condensed consolidated financial statements. The operating results and cash flows of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows for all periods presented.

The operations and cash flows of CGD Services are reflected in our consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations through May 31, 2018, the date of the sale. The following table presents the composition of net income from discontinued operations, net of taxes, for the quarter ended December 31, 2017 (in thousands). No amounts were recognized as income or loss from discontinued operations for the three months ended December 31, 2018:

Three Months Ended
December 31, 2017

Net sales	$92,293
Costs and expenses:
Cost of sales	83,120
Selling, general and administrative expenses	3,667
Amortization of purchased intangibles	608
Other income	(5)
Earnings from discontinued operations before income taxes	4,903
Income tax provision	3,254
Net income from discontinued operations	$1,649

Under a transition services agreement, we are providing the Purchaser with certain post-closing support primarily consisting of IT and payroll services. We are charging the Purchaser for the post-closing support in amounts that approximate their expected costs, and these support services will be phased out over an approximate ten-month period from the date that the sale closed.

Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Advanced Traffic Solutions Inc.

In October 2018, we acquired all of the outstanding capital stock of Advanced Traffic Solutions Inc. (Trafficware), a provider of intelligent traffic solutions for the transportation industry based in Sugar Land, Texas. Trafficware provides a fully integrated suite of software, Internet of Things devices, and hardware solutions that optimize the flow of motorist and pedestrian traffic. Trafficware is expected to provide synergies from combining its capabilities with our existing Cubic Transportation System (CTS) business.

Trafficware’s sales and results of operations included in our operating results for the quarter ended December 31, 2018 and 2017 were as follows (in millions):

	Three Months Ended
	December 31,
	2018	2017
Sales	$10.5	$—
Operating loss	(3.3)	—
Net loss after taxes	(3.3)	—

Trafficware’s operating results above included the following amounts for the quarter (in millions):

	Three Months Ended
	December 31,
	2018	2017
Amortization	$4.3	$—
Acquisition-related expenses	1.4	—

The acquisition-date fair value of consideration is $237.6 million, which is comprised of net cash paid of $239.2 million less a $1.6 million receivable due from the sellers for the difference between the net working capital acquired and the targeted working capital amounts. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$43.3
Customer Relationships	21.9
Backlog	4.8
Trade Name	4.6
Accounts Receivable	10.4
Inventory	9.4
Accounts payable and accrued expenses	(6.5)
Other net assets acquired (liabilities assumed)	(2.0)
Net identifiable assets acquired	85.9
Goodwill	151.7
Net assets acquired	$237.6

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology and backlog valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over an average useful life of seven years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Trafficware with our existing CTS business, and strengthening our capability of developing and integrating products in our CTS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CTS segment and is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Trafficware for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$15.3
2020	11.4
2021	11.4
2022	11.4
2023	6.4
Thereafter	18.8

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

Shield’s sales and results of operations included in our operating results for the three months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31,
	2018	2017
Sales	$—	$—
Operating loss	(0.9)	—
Net loss after taxes	(0.9)	—

Shield’s operating results above included the following amounts for the three months ended December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Amortization	$0.2	$—
Acquisition-related expenses	—	—

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

The technology asset valuation used the excess earnings approach and is being amortized using the straight-line method over eight years, which is based on the expected period of cash flows that will be generated by the asset.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Shield with our existing Cubic Mission Solutions (CMS) business, and strengthening our capability of developing and integrating products and services in our CMS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CMS segment and is expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Shield for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.8
2020	0.8
2021	0.8
2022	0.8
2023	0.8
Thereafter	2.1

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

MotionDSP’s sales and results of operations included in our operating results since its consolidation in our financial statements for the quarters ended December 31, 2018 and 2017 were as follows (in millions):

	December 31,
	2018	2017
Sales	$0.2	$—
Operating loss	(0.4)	—
Net loss after taxes	(0.4)	—

MotionDSP’s operating results above included the following amounts for the quarters ended December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Amortization	$0.2	$—
Acquisition-related expenses	0.1	—

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of MotionDSP for fiscal years 2019 through 2023 and thereafter is as follows (in millions):

Year Ended
September 30,
2019	$0.7
2020	0.7
2021	0.7
2022	0.7
2023	0.7
Thereafter	0.8

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Trafficware, Shield, and MotionDSP had been included in our consolidated results since October 1, 2017 (in millions):

	Three Months Ended
	December 31,
	2018	2017
Net sales	$307.1	$261.8

Net loss	$(6.3)	$(13.4)

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other adjustments that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2017, and it does not purport to project our future operating results.

Acquisition of GRIDSMART Subsequent to December 31, 2018

In January 2019, we acquired all of the outstanding capital stock of GRIDSMART Technologies, Inc. (GRIDSMART), a provider of differentiated video tracking to the Intelligent Traffic Systems (ITS) market. Based in Knoxville, Tennessee, GRIDSMART specializes in video detection at the intersection utilizing advanced image processing, computer vision modeling and machine learning along with a single camera solution providing best-in-class data for optimizing the flow of people and traffic through intersections. GRIDSMART is expected to provide synergies from combining its capabilities with our existing CTS business. The purchase price was $87.0 million adjusted for the difference between net working capital acquired and a targeted working capital amount, and was financed primarily with proceeds from draws on our line of credit. Due to the limited time between the acquisition date and the filing of this report and due to the difference in fiscal year dates between GRIDSMART and Cubic, it is not practicable for us to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, (ii) the methods of amortization and amortization periods of acquired intangible assets, and (iii) pro forma revenues and earnings of the combined company for the quarter ended December 31, 2018.

Goodwill

Changes in goodwill for the three months ended December 31, 2018 were as follows for each of our reporting units (in thousands):

	Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense	Total

Net balances at September 30, 2018	$49,786	$138,127	$145,713	$333,626
Acquisitions	151,670	—	—	151,670
Foreign currency exchange rate changes	(798)	(73)	(96)	(967)
Net balances at December 31, 2018	$200,658	$138,054	$145,617	$484,329

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

Our most recent annual goodwill impairment test was our 2018 annual impairment test completed as of July 1, 2018. The results of our 2018 annual impairment test indicated that the estimated fair value for our CTS reporting unit exceeded its carrying value by over 100% while the estimated fair values of our Cubic Global Defense (CGD) and CMS reporting units each exceeded their carrying values by over 40%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

Note 4 – Variable Interest Entities

In accordance with ASC 810, Consolidation, we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors, to determine if any meet the qualifications of a variable interest entity (VIE). We consider a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

In March 2018, CTS, a wholly owned subsidiary of Cubic, and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are VIE’s and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo. within Cubic’s consolidated financial statements. We have concluded that we are not the primary beneficiary of HoldCo., and thus we have not consolidated the financial statements of HoldCo. within Cubic’s consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately three years and an operate and maintain phase of approximately ten years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make fixed payments of $558.5 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, to OpCo. in connection with the MBTA Contract over the ten-year operate and maintain phase. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to CTS by OpCo. CTS will receive fixed payments of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently, HoldCo. made a corresponding equity contribution to OpCo. in the same amount which is included within equity of

Noncontrolling interest in VIE within Cubic’s consolidated financial statements. Also, upon creation of the P3 Venture, CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of December 31, 2018.

Upon creation of the P3 Venture, OpCo. entered into a credit agreement with a group of financial institutions (the OpCo. Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At December 31, 2018, the outstanding balance on the long-term debt facility was $15.4 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo.’s debt is nonrecourse with respect to Cubic and its subsidiaries. The fair value of the long-term debt facility approximates its carrying value.

The OpCo. Credit Agreement contains a number of covenants which require that OpCo. and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The OpCo. Credit Agreement also contains a number of customary events of default including, but not limited to, the delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in OpCo., and Cubic via its subcontract with OpCo., to incur penalties due to the lenders.

OpCo. has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo.’s expected draws on its long-term debt facility. At December 31, 2018, the outstanding notional principal amounts on open interest rate swaps were $61.9 million. The fair value of OpCo.’s interest rate swaps at December 31, 2018 was $6.1 million and is recorded as a liability in Other long-term liabilities in our Consolidated Balance Sheets. OpCo.’s interest rate swaps were not designated as effective hedges at December 31, 2018 and as such any unrealized gains/losses are included in other income (expense), net.  Unrealized losses as a result of changes in the fair value of OpCo.’s interest rate swaps were $6.1 million for the three months ended December 31, 2018. See Note 13 for a description of the measurement of fair value of derivative financial instruments, including OpCo.’s interest rate swaps.

At December 31, 2018, OpCo. holds a $10.0 million restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of OpCo. that are included in our condensed consolidated balance sheets at December 31, 2018 and September 30, 2018 are as follows:

	December 31,	September 30,
	2018	2018
	(in thousands)
Cash	$421	$374
Restricted cash	10,000	10,000
Long-term capitalized contract costs	—	1,258
Long-term contracts financing receivable	52,996	—
Other noncurrent assets	962	810
Total assets	$64,379	$12,442

Trade accounts payable	$205	$165
Other long-term liabilities	6,146	13
Long-term debt	15,357	9,056
Total liabilities	$21,708	$9,234
Total Cubic equity	39	(304)
Noncontrolling interests	24,703	24,348
Total liabilities and owners' equity	$46,450	$33,278

The balance sheets of OpCo. at December 31, 2018 and September 30, 2018 exclude $17.9 million of liabilities and $20.8 million of assets, respectively, that are eliminated in consolidation.

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

Prior to the adoption of ASC 606, Cubic and OpCo. were precluded from recognizing revenue on the MBTA Contract because MBTA was not required to make payments to OpCo. until the operate and maintain phase of the contract began. During this time period Cubic and OpCo. were capitalizing costs associated with designing and building the system for MBTA. The total amount of such costs capitalized through September 30, 2018 was $27.8 million, which was classified within long-term capitalized contract costs. Upon the adoption of ASC 606, Cubic and OpCo are now permitted to recognize revenue related to the MBTA contract and therefore costs are now recognized as incurred and are no longer capitalized.

The revenue, operating income, and other income (expense), net of OpCo. that are included in our condensed consolidated statement of income (loss) for the three months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended
	December 31,
	2018	2017
Revenue	$1,961	$—
Operating income	1,668	—
Other income (expense), net	(6,133)	—
Interest income	503	—
Interest expense	(512)	—

Note 5 — Net Income (Loss) Per Share

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

The weighted-average number of shares outstanding used to compute net loss per common share were as follows (in thousands):

	December 31,
	2018	2017

Weighted average shares - basic	28,492	27,207
Effect of dilutive securities	—	—
Weighted average shares - diluted	28,492	27,207

Number of anti-dilutive securities	990	1,040

Note 6 — Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities (formerly referred to as customer advances prior to the adoption of ASC 606 include advance payments and billings in excess of revenue recognized. Contract assets and contract liabilities were as follows (in thousands):

	December 31,	October 1,
	2018	2018

Contract assets	$320,277	$272,210
Contract liabilities	$69,713	$70,128

Contract assets increased $48.1 million during the three months ended December 31, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three months ended December 31, 2018 for which we have not yet billed. There were no significant impairment losses related to our contract assets during the three months ended December 31, 2018 and 2017.

Contract liabilities decreased $0.4 million during the three months ended December 31, 2018, primarily due to payments received in excess of revenue recognized on these performance obligations. During the three months ended December 31, 2018, we recognized $20.7 million of our contract liabilities at October 1, 2018 as revenue. We expect our contract liabilities to be recognized as revenue over the next twelve months.

Note 7 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2018	2018

Accounts receivable
Billed	$119,943	$156,948
Unbilled	—	242,877
Allowance for doubtful accounts	(1,652)	(1,324)
Total accounts receivable	118,291	398,501
Less estimated amounts not currently due	—	(6,134)
Current accounts receivable	$118,291	$392,367

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2018	2018

Finished products	$7,716	$7,099
Work in process and inventoried costs under long-term contracts	49,295	63,169
Materials and purchased parts	35,190	23,710
Customer advances	—	(9,779)
Net inventories	$92,201	$84,199

At both December 31, 2018 and September 30, 2018, work in process and inventoried costs under long-term contracts includes approximately $0.9 million in costs incurred outside the scope of work or in advance of a contract award. We believe it is probable that we will recover the costs inventoried at December 31, 2018, plus a profit margin, under contract change orders or awards within the next year.

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

As a part of our efforts to upgrade our current information systems, early in fiscal 2015 we purchased new enterprise resource planning (ERP) software and began the process of designing and configuring this software and other software applications to manage our operations. Various components of our ERP system became ready for their intended use and were placed into service in phases from fiscal 2016 through fiscal 2018. As each component became ready for its intended use, the component’s costs were transferred into completed software and we began amortizing these costs over their seven-year estimated useful life.

Excluding businesses that we acquired in fiscal 2019, we completed the planned implementation of our ERP system in the fourth quarter of fiscal 2018. We continue to capitalize costs associated with the development of certain ERP features and upgrades that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $0.5 million and $2.5 million for the quarters ended December 31, 2018 and 2017, respectively.

In addition to software costs that were capitalized, during the quarters ended December 31, 2018 and December 31, 2017, we recognized expenses related to the development and implementation of our ERP system of $0.8 million and $6.3 million, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $12.0 million and $11.5 million at December 31, 2018 and September 30, 2018, respectively.

We have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying values of assets set aside to fund deferred compensation liabilities as of December 31, 2018 and September 30, 2018 were $5.8 million and $6.4 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Income (Loss).

Note 8 — Fair Value of Financial Instruments

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

•	Level 3 - Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2018				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$9,000	$—	$—	$9,000
Current derivative assets	—	5,036	—	5,036	—	1,803	—	1,803
Noncurrent derivative assets	—	581	—	581	—	314	—	314
Total assets measured at fair value	$—	$5,617	$—	$5,617	$9,000	$2,117	$—	$11,117
Liabilities
Current derivative liabilities	—	3,367	—	3,367	—	1,657	—	1,657
Noncurrent derivative liabilities	—	—	—	—	—	75	—	75
Contingent consideration to seller of Deltenna	—	—	1,343	1,343	—	—	1,081	1,081
Contingent consideration to seller of Shield	—	—	5,618	5,618	—	—	5,618	5,618
Contingent consideration to seller of TeraLogics - revenue targets	—	—	—	—	—	—	1,750	1,750
Contingent consideration to seller of H4 Global	—	—	832	832	—	—	665	665
Total liabilities measured at fair value	$—	$3,367	$7,793	$11,160	$—	$1,732	$9,114	$10,846

The fair value of certain of our cash equivalents are based upon quoted prices for identical instruments in active markets. The fair value of our other cash equivalents is based upon a discounted cash flow model and approximate cost. Derivative financial instruments are measured at fair value, the material portions of which are based on active or inactive markets for identical or similar instruments or model-derived valuations whose inputs are observable. Where model-

derived valuations are appropriate, we use the applicable credit spread as the discount rate. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The fair value of contingent consideration liabilities to the sellers of businesses that we have acquired are revalued to their fair value each period and any increase or decrease is recorded into selling, general and administrative expense. Any changes in the assumed timing and amount of the probability of payment scenarios could impact the fair value.

At December 31, 2018, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

•	Deltenna: Payment of up to $6.9 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022.
•	H4 Global: Payment of up to $3.2 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
•	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.

In addition, we have a contingent consideration arrangement with the Purchaser of our CGD Services business under which we are eligible to receive a cash payment of $3.0 million if the Purchaser is awarded certain government contracts in the future.

The fair value of Deltenna contingent consideration was valued using the real option approach. Under this approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and the volatility factor used in the December 31, 2018 valuations was 40% for Deltenna. The volatility factor used in the September 30, 2018 valuation was 53% for Deltenna. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The maximum remaining payout to the sellers of H4 Global is $3.2 million at December 31, 2018, and is based upon the value of contracts entered into over the five-year period ending September 30, 2020. The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global purchase agreement, contingent consideration will be paid over a five year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios and summing the present value of any future payments.

The fair value of the Shield contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 100,000 iterations. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenue and cash flows, and volatility. The volatility and revenue risk adjustment factors used as of December 31, 2018 were 20% and 14%, respectively, and were determined based on analysis of publicly traded comparable companies. The discount rate used as of December 31, 2018 and September 30, 2018 was based on our expected borrowing rate under our financing arrangements, which was determined to be 5.0% at December 31, 2018 and September 30, 2018.

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

As of December 31, 2018, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	TeraLogics (Revenue Targets)	Deltenna	Shield	Total
Net balances at September 30, 2018	$665	$1,750	$1,081	$5,618	$9,114
Cash paid to seller	—	(1,750)	—	—	(1,750)
Total remeasurement (gain) loss recognized in earnings	167	—	262	—	429
Balance as of December 31, 2018	$832	$—	$1,343	$5,618	$7,793

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2018	2018
Fair value	$195.4	$193.7
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first quarter of fiscal 2019 or 2018 other than assets and liabilities acquired in business acquisitions described in Note 3 and the restricted stock units that were granted in the first quarter of fiscal 2019 that contain performance and market-based vesting criteria described in Note 11.

Note 9 — Financing Arrangements

In December 2018, we completed an underwritten public offering of 3,300,000 shares of our common stock. We granted the underwriters a 30-day option to purchase up to an additional 495,000 shares of common stock. In December 2018, the underwriters exercised their option to purchase the additional 495,000 shares. All shares were offered by us at a price to the public of $60.00 per share. Net proceeds were $215.8 million, after deducting underwriting discounts and commissions and offering expenses of $11.9 million. We used the net proceeds to repay a portion of our outstanding borrowings under our revolving credit agreement which was used to finance the acquisition of Trafficware and general corporate purposes.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. In addition, pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity. The interest rates on all of the term notes described above may be adjusted upwards by up to 0.75% should our leverage ratio exceed certain levels.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). At December 31, 2018, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.75%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2018, our total debt issuance costs have an unamortized balance of $1.7 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2018, there were $64.5 million of borrowings under this agreement and there were letters of credit outstanding totaling $38.4 million, which reduce the available line of credit to $297.1 million. The $38.4 million of letters of credit includes both financial letters of credit and performance guarantees.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2018 was $17.9 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of December 31, 2018, we had letters of credit and bank guarantees outstanding totaling $50.1 million, which includes the $38.4 million of letters of credit on the Revolving Credit Agreement above and $11.7 million of letters of credit issued under other facilities. The total of $50.1 million of letters of credit and bank guarantees includes $42.9 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $7.2 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.5 million) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2018, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2018, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.7 million at December 31, 2018 and $8.6 million at September 30, 2018.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Service cost	$149	$151
Interest cost	1,910	1,880
Expected return on plan assets	(3,009)	(3,525)
Amortization of actuarial loss	528	692
Administrative expenses	97	110
Net pension cost (benefit)	$(325)	$(692)

Note 11 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. To date, the Compensation Committee has approved three general categories of grant awards: RSUs with time-based vesting, RSUs with performance-based vesting, and RSUs with performance and market-based vesting. Through December 31, 2018, the Compensation Committee has granted 1,285,560 RSUs with time-based vesting, 1,173,766 RSUs with performance-based vesting, and 219,890 RSUs with performance and market-based vesting under this program.

Each RSU with time-based vesting or performance-based vesting represents a contingent right to receive one share of our common stock. Each RSU with performance and market-based vesting represents a contingent right to receive up to 1.25 shares of our common stock. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

The RSUs granted with time-based vesting generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service through such vesting date.

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of performance goals established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. For the performance-based RSUs granted prior to September 30, 2018, the vesting is contingent upon Cubic meeting one of three types of vesting criteria over the performance period, including revenue growth targets, earnings growth targets, and return on equity targets. The level at which Cubic performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

In fiscal 2019, the Compensation Committee granted RSUs with performance and market-based vesting criteria. The performance and market-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service through the end of the respective performance periods. The level at which Cubic performs against scalable targets over the performance periods impact the percentage of the RSUs that will ultimately vest. For these RSUs, Cubic’s relative total stock return (TSR) as compared to the Russell 2000 Index (Index) over the performance period will result in a multiplier for the number of RSUs that will vest. If the our TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier could result in a reduction of up to 25% of these RSUs vesting at the end of the performance period.

The grant date fair value of each RSU with time-based vesting or performance-based vesting is the fair market value of one share of our common stock at the grant date.

The grant date fair value of each RSU with performance and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and our common stock were simulated through the end of the performance period. The correlation matrix between our common stock and the index as well as our stock and the Index’s return volatilities were developed based upon an analysis of historical data. The following table includes the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted in the first quarter of fiscal 2019:

RSU's granted during the three
months ended December 31, 2018

Date of grant	November 21, 2018
Closing average share value (mean)	$68.56
Performance period begins	October 1, 2018
Performance period ends	September 30, 2021
Risk-free interest rate	2.8%
Expected volatility	34%

As a result of the valuation analysis, the fair value of the RSUs with performance and market-based vesting granted in the first quarter of fiscal 2019 was calculated at $67.40 per RSU.

At December 31, 2018, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 331,181 RSUs with time-based vesting, 129,907 RSUs with performance-based vesting, and 152,570 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	366,460	$52.31
Granted	195,033	64.33
Vested	(128,949)	50.61
Forfeited	(15,391)	50.04
Unvested at December 31, 2018	417,153	$58.54

	Unvested Restricted Stock Units with Performance Based Vesting
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	635,628	$50.11
Granted	—	—
Vested	—	—
Forfeited	(295,759)	43.86
Unvested at December 31, 2018	339,869	$55.54

	Unvested Restricted Stock Units with Performance and Market Based Vesting
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	—	$—
Granted	219,890	67.40
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	219,890	$67.40

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Cost of sales	$313	$156
Selling, general and administrative	2,407	1,471
	$2,720	$1,627

As of December 31, 2018, there was $52.0 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $37.5. million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2018. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 12 – Income Taxes

U.S. Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Act. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During fiscal year 2018, we recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period.

During the first quarter of fiscal year 2019, we did not adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

The Tax Act includes provisions for Global Intangible Low-Tax Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of foreign subsidiaries. Consistent with accounting guidance, we have elected to account for the tax on GILTI as a period cost and thus have not adjusted any net deferred tax assets of our foreign subsidiaries in connection with the Tax Act.

Effective Tax Rate

During interim periods, the Company generally utilizes the estimated annual effective tax rate method which involves the use of forecasted information.  Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the three-month period ended December 31, 2018, the Company believes it is more appropriate to use a blend of the discrete effective tax rate method and the estimated annual effective tax rate method to calculate income tax expense for the period.  The Company determined that since small changes in estimated “ordinary” income for U.S. operations would result in significant changes in the worldwide estimated annual effective tax rate, the discrete tax rate method should be utilized to determine a more reliable estimate of U.S. income tax expense for the period.

Income tax expense recognized on pre-tax losses from continuing operations for the three months ended December 31, 2018 resulted in an effective tax rate of negative 31% which differs from the U.S. statutory tax rate of 21% primarily due to the jurisdictional mix of pre-tax income (loss) and U.S. losses for which no tax benefit can be realized due to a valuation allowance. The effective tax rate for the three months ended December 31, 2018 differs from the effective tax rate of negative 6% and positive 48% for the three months ended December 31, 2017 and the year ended September 30, 2018, respectively, primarily due to differences in the jurisdictional mix of pre-tax income (loss), partially offset by discrete benefits resulting from the enactment of the Tax Act.

Deferred Tax Balances

As of December 31, 2018, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through December 31, 2018, a total valuation allowance of $79.3 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

Note 13 — Derivative Instruments and Hedging Activities

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2018 and September 30, 2018 (in thousands):

	Notional Principal
	December 31, 2018	September 30, 2018
Instruments designated as accounting hedges:
Foreign currency forwards	$169,095	$169,406

Instruments not designated as accounting hedges:
Foreign currency forwards	$24,824	$27,909

Included in the amounts not designated as accounting hedges at December 31, 2018 and September 30, 2018 were foreign currency forwards with notional principal amounts of $12.7 million and $14.7 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized losses of $0.3 million were recognized in other income (expense), net for the three months ended December 31, 2018 and 2017 related to these foreign currency forward contracts not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2018 and September 30, 2018. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of December 31, 2018 or September 30, 2018.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018 (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2018	September 30, 2018
Asset derivatives:
Foreign currency forwards	Other current assets	$5,036	$1,803
Foreign currency forwards	Other noncurrent assets	582	314
		$5,618	$2,117
Liability derivatives:
Foreign currency forwards	Other current liabilities	$3,367	$1,657
Foreign currency forwards	Other noncurrent liabilities	—	75
Total		$3,367	$1,732

The tables below present gains and losses recognized in other comprehensive income (loss) for the three months ended December 31, 2018 and 2017 related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

Three Months Ended
	December 31, 2018		December 31, 2017
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$1,779	$(33)	$656	$(774)

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three-month periods ended December 31, 2018 and 2017. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.7 million, net of income taxes.

Note 14 — Segment Information

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

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2018	2017
Sales:
Cubic Transportation Systems	$181.8	$146.5
Cubic Mission Solutions	46.4	33.1
Cubic Global Defense	77.1	68.8
Total sales	$305.3	$248.4

Operating income (loss):
Cubic Transportation Systems	$11.0	$9.9
Cubic Mission Solutions	(4.9)	(8.9)
Cubic Global Defense	2.9	1.4
Unallocated corporate expenses	(9.6)	(14.3)
Total operating income (loss)	$(0.6)	$(11.9)

Depreciation and amortization:
Cubic Transportation Systems	$7.7	$3.3
Cubic Mission Solutions	5.4	5.9
Cubic Global Defense	2.2	2.1
Corporate	0.7	1.1
Total depreciation and amortization	$16.0	$12.4

Unallocated corporate costs in the first quarter of 2019 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $1.6 million compared to $8.0 million in the first quarter of last year. As described in Note 3, the operating results of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented.

Disaggregation of Total Net Sales. We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

United States	$91.3	$45.5	$35.7	$172.5
United Kingdom	50.9	0.4	4.3	55.6
Australia	29.8	0.1	5.6	35.5
Far East/Middle East	4.4	0.4	18.4	23.2
Other	5.4	—	13.1	18.5
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by End Customer. We are the prime customer for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$90.8	$45.8	$32.4	$169.0
Other	91.0	0.6	44.7	136.3
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by Contract Type. Substantially all of our contracts are fixed-price type contracts. Sales included in Other contract types represent cost plus and time and material type contracts.

On a fixed-price type contract, we agrees to perform the contractual statement of work for a predetermined sales price. On a cost-plus type contract, we are is paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by the customer. On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. The table below presents total net sales disaggregated by contract type (in millions):

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Fixed Price	$178.2	$45.8	$71.6	$295.6
Other	3.6	0.6	5.5	9.7
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Product	$92.0	$40.6	$49.7	$182.3
Service	89.8	5.8	27.4	123.0
Total sales	$181.8	$46.4	$77.1	$305.3

Revenue Recognition Method: The table below presents total net sales disaggregated based on the revenue recognition method applied (in millions):

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Point in Time	$16.7	$34.4	$0.5	$51.6
Over Time	165.1	12.0	76.6	253.7
Total sales	$181.8	$46.4	$77.1	$305.3

Note 15 — Legal Matters

We consider all legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

Note 16 — Subsequent Event

On February 5, 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego. This will allow us to consolidate virtually all of our San Diego operations in a single location and accommodate the expected growth of our business. Under these agreements a legal entity affiliated with the financial institutions involved with the project will own the buildings, and we will lease the buildings for a term of five years upon their completion. At the end of the lease term we will be required to elect to negotiate a new lease term, purchase the property, or arrange for a sale of the property to a third party. Alternatively the financial institutions may elect to keep the building and release us from these requirements.

3.3 CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2018

Cubic Corporation is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through increased situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR), and training markets. We offer integrated payment and information systems, expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training and readiness solutions. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading market positions and allows us to deepen and further expand each of our business segments in key markets.

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

CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, intelligent traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market. Advanced Traffic Solutions Inc. (Trafficware), which we acquired in October 2018, when combined with our existing transportation capabilities, is expected to enhance our ability to offer compelling solutions to reduce urban congestion using Trafficware’s intelligent, data-rich intersection management technology.

CMS provides networked command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include protected wide-band communications for command, control and intelligence, surveillance and reconnaissance (C2ISR) systems, expeditionary satellite communication solutions, real time processing, exploitation and dissemination of full motion video, deployable secure tactical cloud computing, communication gateways, and intelligence, surveillance and reconnaissance (ISR) services.

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

Consolidated Overview

We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as ASC 606), effective October 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the quarter ended December 31, 2018 is presented under ASC 606, while the quarter ended December 31, 2017 is presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018. The cumulative effect of the change in accounting for periods prior to October 1, 2018 was recognized through retained earnings at the date of adoption.

The table below quantifies the impact of adopting ASC 606 on net sales and operating income (loss) for the three months ended December 31, 2018:

	Three months ended December 31, 2018
			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
Sales:	(in thousands)
Cubic Transportation Systems	$172,728	$9,079	$181,807
Cubic Mission Solutions	45,363	1,030	46,393
Cubic Global Defense	58,733	18,326	77,059
Total sales	$276,824	$28,435	$305,259

Operating income (loss):
Cubic Transportation Systems	$9,186	$1,790	$10,976
Cubic Mission Solutions	(5,191)	251	(4,940)
Cubic Global Defense	1,607	1,290	2,897
Unallocated corporate expenses	(9,499)	—	(9,499)
Total operating income (loss)	$(3,897)	$3,331	$(566)

Sales for the quarter ended December 31, 2018 increased 23% to $305.3 million from $248.4 million in the first fiscal quarter of last year, which includes the impact of the adoption of the new revenue recognition standard described and quantified above. Sales from CTS, CMS and CGD increased by 24%, 40%, and 12%, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had an unfavorable impact on sales of $5.5 million for the first fiscal quarter of 2019 compared to the first fiscal quarter of last year. Businesses we acquired during 2019 and 2018 had sales of $10.7 million for the three-month period ended December 31, 2018, compared to no sales in the three-month period ended December 31, 2017.  See the segment discussions following for further analysis of segment sales.

Our consolidated operating loss was $0.6 million in the first quarter of fiscal 2019 compared to an operating loss of $11.9 million in the first quarter of last year. CTS operating income increased to $11.0 million for the first quarter compared to $9.9 million last year while CGD had operating income of $2.9 million in the first quarter compared to $1.4 million last year. The CMS operating loss for the first quarter decreased to $4.9 million this year compared to $8.9 million last year. Unallocated corporate and other costs for the first quarter of 2019 were $9.6 million compared to $14.3 million in 2018. Unallocated corporate costs included unallocated IT costs which totaled $1.6 million in the first quarter of fiscal 2019 compared to $8.0 million for last year. The reduction in unallocated IT costs is the result of many of our IT projects reaching or approaching finalization in the first quarter of fiscal 2019. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had an unfavorable impact on our quarterly operating results of $0.6 million in the first quarter compared to the same quarter last year. Businesses we acquired during 2019 and 2018 had operating losses totaling $4.6 million for the first quarter of fiscal 2019 and had no operating losses in the first quarter of last year.  See the segment discussions following for further analysis of segment operating income (loss).

Our gross margin percentage on product sales increased to 31% in the first quarter of 2019 from 30% in the first quarter last year.  The increase in product sales gross margins in the first quarter was primarily due to increased shipments by our CMS segment, which generally have higher gross margins than products sold by our other business segments. Our gross margin percentage on service sales was 25% in the first quarter of 2019 compared to 26% in the first quarter of last year. The decrease in gross margins on service sales was primarily driven by a slight decrease in the proportion of service sales provided by our CTS business segment, which generally has higher gross margins than service sales for our other business segments.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2019 to $63.0 million compared to $61.7 million in 2018. As a percentage of sales, SG&A expenses were 21% for the quarter ended December 31, 2018, compared to 25% for the quarter ended December 31, 2017. The increase in SG&A expense for the first quarter was primarily due to the SG&A expenses incurred by Trafficware, which was acquired in October 2018. These increases in SG&A were partially offset by the reduction in unallocated corporate costs, including the reduction of unallocated IT costs described above.

Company funded research and development (R&D) expenditures totaled $12.0 million for both the first quarter of fiscal year 2019 and 2018. There was no significant shift in the mix of R&D expenditures between our business segments from the first quarter of fiscal 2018 to the first quarter of 2019. In the first quarter of fiscal 2019 CTS continued to make R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of tolling, intelligent transport systems, and analytic technologies. CGD’s R&D expenditures focused on next generation live, virtual, constructive training systems and CMS’ R&D expenditures were driven by the development of new antenna technologies for communications.

Amortization of purchased intangibles for the first quarter of 2019 increased to $10.6 million from $7.4 million in 2018. The increase was driven by $4.3 million of amortization of Trafficware intangible assets in the first quarter of fiscal 2019, partially offset by the reduction of amortization on previously acquired intangible assets that are amortized using accelerated methods for which amortization decreases over time.

Interest expense for the first quarter of fiscal 2019 was $4.0 million, compared to $2.7 million in the first quarter of last year. The increase in interest expense was primarily caused by the increase in our average outstanding debt balances for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The average outstanding borrowings under our revolving credit agreement increased in the first quarter of fiscal 2019 primarily to finance the acquisition of Trafficware.

The income tax expense recognized on pre-tax losses from continuing operations for the three months ended December 31, 2018 resulted in an effective tax rate of negative 31%, which differs from the effective tax rates of 48% for the year ended September 30, 2018 and negative 6% for the three months ended December 31, 2017, primarily due to the difference in jurisdictional mix of pre-tax income loss), partially offset by discrete benefits resulting from the enactment of the Tax cuts and Jobs Act of 2017 (the Tax Act). Through December 31, 2018, a total valuation allowance of $79.3 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future.

Our effective tax rate could be affected by, among other factors, the mix of business between U.S. and foreign jurisdictions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax credits and audits of our records by taxing authorities. After considering the impact of the U.S. valuation allowance, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2019 cannot be made, since relatively small changes in our projected income produce a significant variation in our effective tax rate.

Our net loss from continuing operations attributable to Cubic in the first quarter of fiscal 2019 was $6.6 million compared to $11.4 million in the first quarter last year. The change in net loss from continuing operations attributable to Cubic from the first quarter of fiscal 2018 to the first quarter of fiscal 2019 was favorably impacted by the reduction in our operating loss described above, partially offset by an increase in income tax as described above. In addition, nonoperating expense in the first quarter of fiscal 2019 included a $6.1 million unrealized loss caused by the change in the fair value of an interest rate swap held by a variable interest entity (VIE) that is consolidated by Cubic. The 90 percent noncontrolling interest in the net loss of the consolidated VIE, which is comprised primarily of the VIE’s loss on its interest rate swap, is added back to our net loss to arrive at net loss attributable to Cubic.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Transportation Systems Segment Sales	$181.8	$146.5

Transportation Systems Segment Operating Income	$11.0	$9.9

CTS sales increased 24% in the first quarter of fiscal year 2019 to $181.8 million compared to $146.5 million last year, including the impact of the adoption of the new revenue recognition standard described above. For the first quarter of fiscal 2019, sales increased in North America, Australia, and United Kingdom as compared to the first quarter of fiscal 2018. Sales were higher in the U.S. primarily due to revenue from system development on the New York New Fare Payment System  and MBTA contracts, and $10.5 million of sales from Trafficware, which we acquired in October 2018. Sales were higher in Australia for the first quarter of 2019 largely due to an increase in development work on a number of customer systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $4.8 million for the first quarter of fiscal 2019 compared to the same period last year, primarily due to the strengthening of the U.S. dollar against the British pound and Australian dollar.

CTS operating income increased to $11.0 million compared to an operating income of $9.9 million in the first quarter of last year. For the quarter, operating income was higher from increased volumes of system development work, including work on the New York Fare Payment System and MBTA contracts. These increases were partially offset by an operating loss of $3.3 million from Trafficware for the first quarter of fiscal 2019, which included the impact of $4.3 million of amortization of purchased intangibles and $1.4 million of acquisition-related costs. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.7 million for the first quarter compared to the first quarter last year.

Cubic Mission Solutions Segment (CMS)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Cubic Mission Solutions Segment Sales	$46.4	$33.1

Cubic Mission Solutions Segment Operating Loss	$(4.9)	$(8.9)

CMS sales increased 40% in the first quarter of fiscal 2019 to $46.4 million compared to $33.1 million last year. The increase in sales for the first quarter was primarily due to increased orders and shipments of expeditionary satellite communications products and command and control, intelligence, surveillance and reconnaissance (C2ISR) products.

The CMS operating loss was $4.9 million in the first quarter of fiscal 2019 compared to $8.9 million last year. For the first quarter of fiscal 2019 compared to the first quarter last year, CMS had increased operating profits from expeditionary satellite communications products and C2ISR products and services due to increased sales. In addition, CMS had a decrease in the amortization expense on purchased intangible assets between the first quarter of fiscal 2018 and the first quarter of fiscal 2019.

Cubic Global Defense Segment (CGD)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Cubic Global Defense Segment Sales	$77.1	$68.8

Cubic Global Defense Segment Operating Income	$2.9	$1.4

CGD sales increased in the first quarter of fiscal 2019 to $77.1 million compared to $68.8 million last year. Sales increased due to the impact of the adoption of the new revenue recognition standard described and quantified above. Under the new revenue recognition standard, a number of our CGD contracts, most significantly in air combat training and ground live training, for which revenue was historically recorded upon delivery of products to the customer, are now accounted for on the percentage-of-completion cost-to-cost method of revenue recognition. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $0.7 million for the first quarter of 2019 compared to the same period last year.

CGD operating income was $2.9 million in the first quarter of fiscal 2019 compared to $1.4 million last year. Operating income increased primarily due to the recognition of revenue and margin on the contracts that were impacted by the adoption of the new revenue recognition standard described above. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a significant impact on CGD’s operating income for the first quarter of fiscal 2019.

Backlog

	December 31,	September 30,
	2018	2018
	(in millions)
Total backlog
Cubic Transportation Systems	$3,346.6	$3,544.9
Cubic Mission Solutions	93.3	77.0
Cubic Global Defense	374.4	442.6
Total	$3,814.3	$4,064.5

Total backlog decreased by $250.2 million from September 30, 2018 to December 31, 2018. We recorded a net decrease to backlog of $104.5 million on October 1, 2018 upon adoption of ASC 606. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $32.7 million compared to September 30, 2018.

Liquidity and Capital Resources

Operating activities used cash of $61.2 million in the first quarter of fiscal 2019 due to timing of cash flows on CTS design and build contracts, inventory builds for upcoming scheduled deliveries as well as payment of certain scheduled annual expenditures including annual employee bonuses.

Investing activities for the first quarter of fiscal 2019 included $239.2 million of cash paid related to the acquisition of Trafficware in our CTS segment, and $8.0 million of payments of holdback amounts made to the former owners of DTECH. In addition, as a part of our efforts to upgrade our current information systems, early in fiscal 2015 we began the process of designing and implementing new ERP software and other software applications to manage our operations. Certain costs incurred in the development of internal-use software and software applications, including external direct costs of materials and services and applicable compensation costs of employees devoted to specific software development, are capitalized as computer software costs. Costs incurred outside of the application development stage, or that do not meet the capitalization requirements, are expensed as incurred. Cash used in connection with ERP design and development totaled $1.3 million in the first quarter of fiscal 2019. Of this amount, $0.8 million was recognized as expense and is reflected in cash flows used in operations, while $0.5 million was capitalized and is included in purchases of property, plant and equipment in investing cash flows.

Financing activities for the three-month period ended December 31, 2018 included net short-term borrowings of $64.5 million and $215.8 million of net proceeds from our underwritten public offering of 3,795,000 shares of our common stock at a price to the public of $60.00 per share, which we completed in December 2018.  We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our revolving credit agreement, which was used to finance the acquisition of Trafficware, and the remainder for general corporate purposes. In addition, we also used $3.4 million for the repurchase of common stock in connection with our stock-based compensation plan.

In March 2018, CTS and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo.). Also in March 2018, HoldCo. created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo.) which entered into a contract with the Massachusetts Bay

Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo. is 90% owned by John Laing and 10% owned by CTS. Collectively, HoldCo. and OpCo. are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo. and HoldCo. are VIE’s and we are the primary beneficiary of both VIE’s. Consequently, we have consolidated the financial statements of the P3 Venture within Cubic’s consolidated financial statements. As such, the cash flows of the P3 Venture are reflected in Cubic’s Condensed Consolidated Statements of Cash Flows including net proceeds of long-term borrowings of the P3 Venture totaling $5.8 million described below, even though the P3 Venture’s long-term debt is non-recourse to Cubic Corporation.

The MBTA Contract consists of a design and build phase of approximately 3 years and an operate and maintain period of approximately 10 years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make fixed payments of $558.5 million, adjusted for incremental transaction-based fees, inflation, and performance penalties to OpCo. in connection with the MBTA contract over the ten year operate and maintain phase. All of OpCo.’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to CTS by OpCo. CTS will receive fixed payments of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo. of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures at the end of the design and build phase of the MBTA contract. CTS issued a letter of credit for $2.7 million to HoldCo. in accordance with CTS’s equity funding responsibilities. HoldCo. is able to draw on the CTS letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of December 31, 2018.

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

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $2.0 million to our cash balance as of December 31, 2018 compared to September 30, 2018.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing in March 2025. In addition, pursuant to the agreement, in July 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing in March 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level. In February 2016, we revised the note purchase agreement and issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing in March 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity. The interest rates on all of the term notes described above may be adjusted upwards by up to 0.75% should our leverage ratio exceed certain levels.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which expires in August 2021 (Revolving Credit Agreement). Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2018, our total debt issuance costs have an unamortized balance of $1.7 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2018, there were $64.5 million of borrowings under this agreement and there were letters of credit outstanding totaling $38.4 million, which reduce the available line of credit to $297.1 million. The $38.4 million of letters of credit includes both financial letters of credit and performance guarantees.

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

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom The balance in the account as of December 31, 2018 was $17.9 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.5 million) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2018, no amounts were outstanding under this borrowing arrangement.

As of December 31, 2018, virtually all of the of the $103.5 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the United Kingdom, New Zealand and Australia.

Subsequent to the enactment of the Tax Act, future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to monitor our intentions to repatriate foreign earnings and provide applicable deferred taxes and withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Our financial condition remains strong with working capital of $352.2 million and a current ratio of 2.1 to 1 at December 31, 2018. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements of this Form 10-Q, which are hereby incorporated by reference.

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

Effective October 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts. See “Recently Adopted Accounting Pronouncements – Revenue Recognition” within “Note 1 – Basis of Presentation” included in our Notes to Consolidated Financial Statements for changes to our critical accounting policies as a result of adopting ASC 606. Other than changes to our revenue recognition policy as a result of adopting ASC 606 there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2018.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

•

our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that previously existed in our internal control over financial reporting;

•	our dependence on U.S. and foreign government contracts;

•	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

•	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

•	the effects of sequestration on our contracts;

•	our assumptions covering behavior by public transit authorities;

•	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

•	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

•	negative audits by the U.S. government;

•	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

•	competition and technology changes in the defense and transportation industries;

•	the change in the way transit agencies pay for transit systems;

•	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

•	the effect of adverse regulatory changes on our ability to sell products and services;

•	our ability to identify, attract and retain qualified employees;

•	our failure to properly implement our enterprise resource planning system;

•	unforeseen problems with the implementation and maintenance of our information systems;

•	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

•	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

•	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

•	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

•	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

•	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

•	other factors discussed elsewhere in this report.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2018 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We have implemented changes to our processes, systems and controls with respect to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606). These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We consider all legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2018, except as set forth below.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results.

For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606). We adopted ASC 606 effective October 1, 2018 using the modified retrospective transition method.  The adoption of ASC 606 resulted in a change in our significant accounting policy regarding revenue recognition, and resulted in changes in our accounting policies regarding contract estimates, backlog, inventory, contract assets, long-term capitalized contract costs, and contract liabilities.  The cumulative effect of applying the standard was an increase of $24.5 million to shareholders’ equity as of October 1, 2018.  However, the adoption of ASC 606 or any other new or revised accounting standard could adversely affect our financial position or operating results in the future or may retroactively adversely affect previously reported results, which could cause our stock price to decline.

For a discussion of the impact that the adoption of ASC 606 has had and is expected to have on our consolidated financial statements and related disclosures, see “Recently Adopted Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2006 file No. 001-08931, Exhibit 3.1.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2016, file No. 001-08931, Exhibit 3.2.
3.3	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
10.1*	Form of Performance-Based Vesting Restricted Stock Unit Award Grant Notice and Award Agreement under the Cubic Corporation 2015 Incentive Award Plan.
10.2*	Incentive Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 6, 2019	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 6, 2019	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)