Form 10-Q
period 2019-03-31
CUBIC CORP /DE/
filed 2019-05-02
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

001-08931

Commission File Number

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	IRS Employer Identification No.

9333 Balboa Avenue
San Diego, California 92123
Telephone (858) 277-6780

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Common Stock	CUB	New York Stock Exchange, Inc.
Title of each class	Trading symbol	Name of exchange on which registered

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

As of April 18, 2019, registrant had only one class of common stock of which there were 31,157,398 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales:
Products	$222,744	$157,445	$404,997	$289,188
Services	114,595	121,141	237,601	237,789
	337,339	278,586	642,598	526,977
Costs and expenses:
Products	167,567	117,093	293,052	208,666
Services	82,212	78,457	174,997	164,674
Selling, general and administrative expenses	66,195	63,773	129,181	125,453
Research and development	13,754	14,202	25,766	26,179
Amortization of purchased intangibles	12,395	6,484	22,960	13,835
Restructuring costs	1,757	256	3,749	1,751
	343,880	280,265	649,705	540,558

Operating loss	(6,541)	(1,679)	(7,107)	(13,581)

Other income (expenses):
Interest and dividend income	1,413	625	2,647	1,107
Interest expense	(4,531)	(2,911)	(8,563)	(5,585)
Other income (expense), net	(3,602)	2,028	(8,355)	1,950

Loss from continuing operations before income taxes	(13,261)	(1,937)	(21,378)	(16,109)

Income tax (benefit) provision	(3,831)	1,409	(1,334)	(1,328)

Loss from continuing operations	(9,430)	(3,346)	(20,044)	(14,781)
Net income (loss) from discontinued operations	(1,339)	1,335	(1,339)	2,984
Net loss	(10,769)	(2,011)	(21,383)	(11,797)

Less noncontrolling interest in loss of VIE	(1,377)	—	(5,404)	—

Net loss attributable to Cubic	$(9,392)	$(2,011)	$(15,979)	$(11,797)

Amounts attributable to Cubic:
Net loss from continuing operations	$(8,053)	$(3,346)	$(14,640)	$(14,781)
Net income (loss) from discontinued operations	(1,339)	1,335	(1,339)	2,984
Net loss attributable to Cubic	$(9,392)	$(2,011)	$(15,979)	$(11,797)

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$(0.26)	$(0.12)	$(0.49)	$(0.54)
Discontinued operations	$(0.04)	$0.05	$(0.04)	$0.11
Basic earnings per share attributable to Cubic	$(0.30)	$(0.07)	$(0.54)	$(0.43)

Diluted
Continuing operations attributable to Cubic	$(0.26)	$(0.12)	$(0.49)	$(0.54)
Discontinued operations	$(0.04)	$0.05	$(0.04)	$0.11
Diluted earnings per share attributable to Cubic	$(0.30)	$(0.07)	$(0.54)	$(0.43)

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	31,150	27,223	29,821	27,215
Diluted	31,150	27,223	29,821	27,215

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net loss	$(10,769)	$(2,011)	$(21,383)	$(11,797)
Other comprehensive income (loss):
Foreign currency translation	2,962	3,544	(356)	3,352
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(762)	(790)	581	(763)
Adjustment for net gains/losses realized and included in net income, net of tax	286	95	262	599
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(476)	(695)	843	(164)
Total other comprehensive income	2,486	2,849	487	3,188
Total comprehensive income (loss)	(8,283)	838	(20,896)	(8,609)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(1,377)	—	(5,404)	—
Comprehensive income (loss) attributable to Cubic, net of tax	$(6,906)	$838	$(15,492)	$(8,609)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$42,483	$111,834
Cash in consolidated VIE	362	374
Restricted cash	19,064	17,400
Restricted cash in consolidated VIE	9,967	10,000
Accounts receivable:
Long-term contracts	159,246	393,691
Allowance for doubtful accounts	(1,714)	(1,324)
	157,532	392,367

Contract assets	296,920	—
Recoverable income taxes	5,910	91
Inventories	119,870	84,199
Assets held for sale	12,620	8,177
Other current assets	44,471	43,705
Other current assets in consolidated VIE	43	—
Total current assets	709,242	668,147

Long-term contracts receivables	—	6,134
Long-term contracts financing receivables	41,758	—
Long-term contracts financing receivables in consolidated VIE	68,779	—
Long-term capitalized contract costs	—	84,924
Long-term capitalized contract costs in consolidated VIE	—	1,258
Property, plant and equipment, net	129,367	117,546
Deferred income taxes	4,798	4,713
Goodwill	579,648	333,626
Purchased intangibles, net	184,104	73,533
Other assets	14,290	14,192
Other assets in consolidated VIE	1,114	810
Total assets	$1,733,100	$1,304,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$209,000	$—
Trade accounts payable	129,686	125,414
Trade accounts payable in consolidated VIE	156	165
Contract liabilities	78,352	—
Customer advances	—	75,941
Accrued compensation and other current liabilities	93,256	118,233
Accrued compensation and other current liabilities in consolidated VIE	204	—
Income taxes payable	2,690	8,586
Current portion of long-term debt	10,714	—
Total current liabilities	524,058	328,339

Long-term debt	189,095	199,793
Long-term debt in consolidated VIE	25,602	9,056
Other long-term liabilities	41,290	43,486
Other long-term liabilities in consolidated VIE	9,866	13

Shareholders’ equity:
Common stock	264,612	45,008
Retained earnings	801,486	801,834
Accumulated other comprehensive loss	(110,156)	(110,643)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	919,864	700,121
Noncontrolling interest in consolidated VIE	23,325	24,075
Total shareholders’ equity	943,189	724,196
Total liabilities and shareholders’ equity	$1,733,100	$1,304,883

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating Activities:
Net loss	$(10,769)	$(2,011)	$(21,383)	$(11,797)
Net (income) loss from discontinued operations	1,339	(1,335)	1,339	(2,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,587	11,058	33,598	23,491
Share-based compensation expense	3,638	870	6,358	2,497
Change in fair value of contingent consideration	241	154	670	452
Loss on disposal of assets	—	(1,474)	—	(1,474)
Deferred income taxes	(5,825)	(185)	(5,825)	(185)
Changes in operating assets and liabilities, net of effects from acquisitions:	(28,754)	5,417	(98,467)	(9,021)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(22,543)	12,494	(83,710)	979
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	21,556	—	6,133
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,543)	34,050	(83,710)	7,112

Investing Activities:
Acquisition of businesses, net of cash acquired	(148,704)	(4,884)	(395,854)	(9,534)
Purchases of property, plant and equipment	(10,132)	(5,468)	(22,177)	(11,786)
Proceeds from sale of assets	—	2,400	—	2,400
Purchase of non-marketable debt and equity securities	—	(579)	—	(1,250)
NET CASH USED IN INVESTING ACTIVITIES	(158,836)	(8,531)	(418,031)	(20,170)

Financing Activities:
Proceeds from short-term borrowings	242,500	37,120	614,500	119,120
Principal payments on short-term borrowings	(98,000)	(48,120)	(405,500)	(97,120)
Proceeds from long-term borrowings in consolidated VIE	9,700	—	15,498	—
Proceeds from stock issued under employee stock purchase plan	783	798	783	798
Purchase of common stock	—	(68)	(3,419)	(2,324)
Dividends paid	(4,205)	(3,676)	(4,205)	(3,676)
Contingent consideration payments related to acquisitions of businesses	(385)	—	(820)	(656)
Proceeds from equity offering, net	—	—	215,832	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,393	(13,946)	432,669	16,142

Effect of exchange rates on cash	(622)	(1,209)	1,340	(532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,608)	10,364	(67,732)	2,552

Cash and cash equivalents at the beginning of the period	103,484	60,765	139,608	68,577

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$71,876	$71,129	$71,876	$71,129

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of Trafficware, net	$—	$—	$1,588	$—
Receivable recognized in connection with the acquisition of Gridsmart, net	$442	$—	$442	$—
Receivable recognized in connection with the acquisition of Nuvotronics, net	$166	$—	$166	$—
Liability incurred to acquire Nuvotronics, net	$4,900	$—	$4,900	$—

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

Net loss	—	(15,979)	—	—	(5,404)	—
Other comprehensive loss, net of tax	—	—	487	—	—	—
Stock issued under employee stock purchase plan	783	—	—	—	—	15
Purchase of common stock	(3,419)	—	—	—	—	(47)
Stock-based compensation	6,358	—	—	—	—	132
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering	215,832	—	—	—	—	3,795
Cash dividends paid -- $.14 per share of common stock	—	(4,205)	—	—	—	—
Other	50	2	—	—	(1)	—

March 31, 2019	$264,612	$801,486	$(110,156)	$(36,078)	$23,325	31,150

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2017	$37,850	$794,485	$(106,626)	$(36,078)	$—	27,127

Net loss	—	(11,797)	—	—	—	—
Other comprehensive loss, net of tax	—	—	3,188	—	—	—
Stock issued under employee stock purchase plan	798	—	—	—	—	14
Purchase of common stock	(2,324)	—	—	—	—	(43)
Stock-based compensation	3,755	—	—	—	—	127
Cash dividends paid -- $.14 per share of common stock	—	(3,676)	—	—	—	—

March 31, 2018	$40,079	$779,012	$(103,438)	$(36,078)	$—	27,225

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2019

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Through September 30, 2017 our principal lines of business were fare collection and real time information systems and services, defense training and command, control, communication, computers, intelligence, surveillance and reconnaissance  (C4ISR) systems, and defense services. On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our Cubic Global Defense Services (CGD Services) business to the Purchaser. The sale closed on May 31, 2018. As a result of the sale, the operating results and cash flows of CGD Services have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification. In addition, we concluded that Cubic Mission Solutions become a separate operating and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD) and Cubic Mission Solutions (CMS).

Recently Adopted Accounting Pronouncements – Revenue Recognition

Revenue Recognition: Effective October 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), using the modified retrospective transition method. The adoption of ASC 606 resulted in a change in our significant accounting policy regarding revenue recognition, and resulted in changes in our accounting policies regarding contract estimates, backlog, inventory, contract assets, long-term capitalized contract costs, and contract liabilities as described below.

The cumulative effect of applying the standard was an increase of $24.5 million to shareholders' equity as of October 1, 2018. Our Condensed Consolidated Statements of Operations for the quarter and six-months ended March 31, 2019 and our Condensed Consolidated Balance Sheet as of March 31, 2019 are presented under ASC 606, while our Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2018 and our Condensed Consolidated Balance Sheet as of September 30, 2018 are presented under the legacy revenue recognition guidance under ASC 605. See Note 2 for disclosure of the impact of the adoption of ASC 606 on our Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2019 and our Condensed Consolidated Balance Sheet as of March 31, 2019, and the effect of changes made to our Condensed Consolidated Balance Sheet as of October 1, 2018.

We generate revenue from the sale of integrated solutions such as mass transit fare collection systems, air and ground combat training systems, and products with C4ISR capabilities. A significant portion of our revenues are generated from long-term fixed-price contracts with customers that require us to design, develop, manufacture, modify, upgrade, test and integrate complex systems according to the customer’s specifications. We also generate revenue from services we provide, such as the operation and maintenance of fare systems for mass transit customers and the support of specialized military training exercises mainly for international customers. Our contracts are primarily with the U.S. government, state and local municipalities, international government customers, and international local municipal transit agencies. We classify sales as products or services in our Condensed Consolidated Statements of Operations based on the attributes of the underlying contracts.

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

Some of our contracts have multiple performance obligations, primarily (i) related to the provision of multiple goods or services or (ii) due to the contract covering multiple phases of the product lifecycle (for instance: development and engineering, production, maintenance and support). For contracts with more than one performance obligation, we allocate the transaction price to the performance obligations based upon their relative standalone selling prices. For such contracts we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. In cases where a contract requires a customized good or service, our primary method used to estimate the standalone selling price is the expected cost plus a margin approach. In cases where we sell a standard product or service offering, the standalone selling price is based on an observable standalone selling price. Our contracts with the U.S. government, including contracts under the U.S. Department of Defense’s Foreign Military Sales program (FMS Contracts), are subject to the Federal Acquisition Regulations (FAR) and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in our contracts with the U.S. government and FMS Contracts are typically equal to the selling price stated in the contract. Therefore, we typically do not need to allocate (or reallocate) the transaction price to multiple performance obligations in our contracts with the U.S. government.

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

Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. Typical payment terms under fixed-price contracts to deliver complex systems provide that the customer pays either performance-based payments based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. For the majority of our service contracts, we generally bill on a monthly basis which corresponds with the satisfaction of our monthly performance obligation under these contracts. We recognize a liability for payments received in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract. For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain performance obligations, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases we have determined that a separate financing component exists as a performance obligation under the contract. In these instances, we allocate a portion of the transaction price to this financing component. We determine the value of the embedded financing component by discounting the repayment of the financed amount over the implied repayment term using the effective interest method. This discounting methodology uses an implied interest rate which reflects the credit quality of the customer and represents an interest rate that would be similar to what we would offer the customer in a separate financing transaction. Unpaid principal and interest amounts associated with the financed performance obligation and the value of the embedded financing component are presented as long-term contracts financing receivables in our consolidated balance sheet. We recognize the allocated transaction price of the financing component as interest income over the implied financing term.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating income (loss)	$(817)	$311	$308	$(2,178)
Net income (loss) from continuing operations	(503)	268	292	(1,600)
Diluted earnings per share	(0.02)	0.01	0.01	(0.06)

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly As of March 31, 2019, our ending backlog was $3.796 billion. We expect to recognize approximately 30% of our March 31, 2019 backlog over the next 12 months and approximately 45% over the next 24 months as revenue, with the remainder recognized thereafter.

Disaggregation of Revenue:  See Note 14 for information regarding our sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Accounts Receivable: Receivables consist of billed amounts due from our customers. Due to the nature of our customers, we generally do not require collateral. We have limited exposure to credit risk as we have historically collected substantially all of our receivables. We generally require minimal allowance for doubtful accounts for our customers, which amounted to $1.7 million and $1.3 million as of March 31, 2019 and September 30, 2018, respectively.

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

Long-term Capitalized Contract Costs: Through September 30, 2018, and prior to the adoption of ASC 606 long-term capitalized contract costs included costs incurred on contracts to develop and manufacture transportation systems for customers for which revenue recognition did not begin until the customers begin operating the systems. Upon adoption of ASC 606, revenue recognition and cost recognition are no longer deferred in these situations and therefore we no longer have long-term capitalized contract costs.

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

Recently Adopted Accounting Pronouncements – Income Taxes

On December 22, 2017 the U.S. government enacted the “Tax Cuts and Jobs Act of 2017” (Tax Act). Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During fiscal year 2018, we recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. The SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

Recently Adopted Accounting Pronouncements – Other

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 was adopted by us beginning October 1, 2018. The application of this accounting standard update did not impact financial results, but resulted in a retrospective change in the presentation of restricted cash, including the inclusion of our restricted cash balances within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows. In addition, changes in the total of cash, cash equivalents and restricted cash are now reflected in our Statements of Cash Flows for all periods presented.

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

Note 2 — Implementation of the New Revenue Recognition Standard

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

Based on contracts in process at September 30, 2018, upon adoption of ASC 606 we recorded a net increase to retained earnings of $24.5 million, which includes the acceleration of net sales of approximately $114.9 million and the related cost of sales of $90.4 million. The adjustment to retained earnings primarily relates to multiple element transportation contracts that previously required the deferral of revenue and costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not required. In addition, the adjustment to retained earnings is attributed to contracts previously accounted for under the units-of-delivery method, which are now recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under ASC 605. In accordance with the modified retrospective transition provisions of ASC 606, we will not recognize any of the accelerated net sales and related cost of sales through October 1, 2018 in our Condensed Consolidated Statements of Operations for any historical or future period.

We made certain presentation changes to our Consolidated Balance Sheet on October 1, 2018 to comply with ASC 606. The component of accounts receivable that consisted of unbilled contract receivables as reported under ASC 605 has been reclassified as contract assets under ASC 606, after certain adjustments described below. The adoption of ASC 606 resulted in an increase in unbilled contract receivables (referred to as contract assets under ASC 606) primarily from converting contracts previously applying the units-of-delivery method to the cost-to-cost method with a corresponding reduction in inventoried contract costs. Additionally, the adoption of ASC 606 resulted in an increase in unbilled receivables from converting multiple element transportation contracts that previously deferred all revenue and costs during the design and build phase, with a corresponding reduction in long-term capitalized contract costs. Advance payments and deferred revenue, previously primarily classified in customer advances, are now presented as contract liabilities.

The table below presents the cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of October 1, 2018 due to the adoption of ASC 606 (in thousands):

		Adjustments	October 1, 2018
	September 30,	Due to	As Adjusted
	2018	ASC 606	Under ASC 606
ASSETS
Current assets:
Cash and cash equivalents	$111,834	$—	$111,834
Cash in consolidated VIE	374	—	374
Restricted cash	17,400	—	17,400
Restricted cash in consolidated VIE	10,000	—	10,000
Accounts receivable, net	392,367	(236,743)	155,624
Contract assets	—	272,210	272,210
Recoverable income taxes	91	—	91
Inventories	84,199	(22,511)	61,688
Assets held for sale	8,177	—	8,177
Other current assets	43,705	—	43,705
Total current assets	668,147	12,956	681,103

Long-term contracts receivables	6,134	(6,134)	—
Long-term contracts financing receivables	—	56,228	56,228
Long-term contracts financing receivables in consolidated VIE	—	38,990	38,990
Long-term capitalized contract costs	84,924	(84,924)	—
Long-term capitalized contract costs in consolidated VIE	1,258	(1,258)	—
Property, plant and equipment, net	117,546	—	117,546
Deferred income taxes	4,713	389	5,102
Goodwill	333,626	—	333,626
Purchased intangibles, net	73,533	—	73,533
Other assets	14,192	—	14,192
Other noncurrent assets in consolidated VIE	810	—	810
Total assets	$1,304,883	$16,247	$1,321,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—
Trade accounts payable	125,414	(3,011)	122,403
Trade accounts payable in consolidated VIE	165	—	165
Contract liabilities	—	70,127	70,127
Customer advances	75,941	(75,941)	—
Accrued compensation and other current liabilities	118,233	583	118,816
Income taxes payable	8,586	—	8,586
Total current liabilities	328,339	(8,242)	320,097

Long-term debt	199,793	—	199,793
Long-term debt in consolidated VIE	9,056	—	9,056
Other long-term liabilities	43,486	—	43,486
Other long-term liabilities in consolidated VIE	13	—	13

Shareholders’ equity:
Common stock	45,008	—	45,008
Retained earnings	801,834	19,834	821,668
Accumulated other comprehensive loss	(110,643)	—	(110,643)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	700,121	19,834	719,955
Noncontrolling interest in VIE	24,075	4,655	28,730
Total shareholders’ equity	724,196	24,489	748,685
Total liabilities and shareholders’ equity	$1,304,883	$16,247	$1,321,130

The table below presents how the adoption of ASC 606 affected certain line items on our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 (in thousands):

	Three months ended March 31, 2019			Six months ended March 31, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Net sales:
Products	$195,588	$27,156	$222,744	$348,150	$56,847	$404,997
Services	114,047	548	114,595	238,309	(708)	237,601
	309,635	27,704	337,339	586,459	56,139	642,598
Costs and expenses:
Products	145,156	22,411	167,567	245,700	47,352	293,052
Services	82,212	—	82,212	174,997	—	174,997
Selling, general and administrative expenses	66,295	(100)	66,195	129,118	63	129,181
Research and development	13,754	—	13,754	25,766	—	25,766
Amortization of purchased intangibles	12,395	—	12,395	22,960	—	22,960
Restructuring costs	1,757	—	1,757	3,749	—	3,749
	321,569	22,311	343,880	602,290	47,415	649,705

Operating loss	(11,934)	5,393	(6,541)	(15,831)	8,724	(7,107)

Other income (expenses):
Interest and dividend income	74	1,339	1,413	130	2,517	2,647
Interest expense	(4,531)	—	(4,531)	(8,563)	—	(8,563)
Other income (expense), net	(3,602)	—	(3,602)	(8,355)	—	(8,355)

Loss from continuing operations before income taxes	(19,993)	6,732	(13,261)	(32,619)	11,241	(21,378)

Income tax benefit	(4,053)	222	(3,831)	(1,580)	246	(1,334)

Loss from continuing operations	(15,940)	6,510	(9,430)	(31,039)	10,995	(20,044)
Net loss from discontinued operations	(1,339)	—	(1,339)	(1,339)	—	(1,339)
Net loss	(17,279)	6,510	(10,769)	(32,378)	10,995	(21,383)

Less noncontrolling interest in loss of VIE	(3,885)	2,508	(1,377)	(9,866)	4,462	(5,404)

Net loss attributable to Cubic	$(13,394)	$4,002	$(9,392)	$(22,512)	$6,533	$(15,979)

Amounts attributable to Cubic:
Net loss from continuing operations	(12,055)	4,002	(8,053)	(21,173)	6,533	(14,640)
Net loss from discontinued operations	(1,339)	—	(1,339)	(1,339)	—	(1,339)
Net loss attributable to Cubic	$(13,394)	$4,002	$(9,392)	$(22,512)	$6,533	$(15,979)

Net income (loss) per share:
Basic earnings per share attributable to Cubic	$(0.43)	$0.13	$(0.30)	$(0.75)	$0.22	$(0.54)
Diluted earnings per share attributable to Cubic	$(0.43)	$0.13	$(0.30)	$(0.75)	$0.22	$(0.54)

The table below quantifies the impact of adopting ASC 606 on segment net sales and operating income (loss) for the three and six months ended March 31, 2019 (in thousands):

	Three months ended March 31, 2019			Six months ended March 31, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Sales:
Cubic Transportation Systems	$182,571	$18,122	$200,693	$355,299	$27,201	$382,500
Cubic Mission Solutions	62,677	(742)	61,935	108,040	288	108,328
Cubic Global Defense	64,387	10,324	74,711	123,120	28,650	151,770
Total sales	$309,635	$27,704	$337,339	$586,459	$56,139	$642,598

Operating income (loss):
Cubic Transportation Systems	$5,673	$3,122	$8,795	$14,859	$4,912	$19,771
Cubic Mission Solutions	(7,911)	(512)	(8,423)	(13,232)	(131)	(13,363)
Cubic Global Defense	2,390	2,783	5,173	4,127	3,943	8,070
Unallocated corporate expenses	(12,086)	—	(12,086)	(21,585)	—	(21,585)
Total operating income (loss)	$(11,934)	$5,393	$(6,541)	$(15,831)	$8,724	$(7,107)

The table below presents how the impact of the adoption of ASC 606 affected certain line items on our Condensed Consolidated Balance Sheet at March 31, 2019 (in thousands):

			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
ASSETS
Current assets:
Cash and cash equivalents	$42,483	$—	$42,483
Cash in consolidated VIE	362	—	362
Restricted cash	19,064	—	19,064
Restricted cash in consolidated VIE	9,967	—	9,967
Accounts receivable, net	406,180	(248,648)	157,532
Contract assets	—	296,920	296,920
Recoverable income taxes	5,700	210	5,910
Inventories	153,035	(33,165)	119,870
Assets held for sale	12,620	—	12,620
Other current assets	44,471	—	44,471
Other current assets in consolidated VIE	43	—	43
Total current assets	693,925	15,317	709,242

Long-term contracts receivables	3,474	(3,474)	—
Long-term contracts financing receivables	—	41,758	41,758
Long-term contracts financing receivables in consolidated VIE	—	68,779	68,779
Long-term capitalized contract costs	109,318	(109,318)	—
Long-term capitalized contract costs in consolidated VIE	1,846	(1,846)	—
Property, plant and equipment, net	129,367	—	129,367
Deferred income taxes	4,563	235	4,798
Goodwill	579,648	—	579,648
Purchased intangibles, net	184,104	—	184,104
Other assets	14,290	—	14,290
Other noncurrent assets in consolidated VIE	1,114	—	1,114
Total assets	$1,721,649	$11,451	$1,733,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$209,000	$—	$209,000
Trade accounts payable	132,040	(2,354)	129,686
Trade accounts payable in consolidated VIE	156	—	156
Contract liabilities	—	78,352	78,352
Customer advances	100,520	(100,520)	—
Accrued compensation and other current liabilities	93,256	—	93,256
Accrued compensation and other current liabilities in consolidated VIE	204	—	204
Income taxes payable	2,234	456	2,690
Current portion of long-term debt	10,714	—	10,714
Total current liabilities	548,124	(24,066)	524,058

Long-term debt	189,095	—	189,095
Long-term debt in consolidated VIE	25,602	—	25,602
Other long-term liabilities	41,290	—	41,290
Other long-term liabilities in consolidated VIE	9,866	—	9,866

Shareholders’ equity:
Common stock	264,612	—	264,612
Retained earnings	775,102	26,384	801,486
Accumulated other comprehensive loss	(110,156)	—	(110,156)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	893,480	26,384	919,864
Noncontrolling interest in VIE	14,192	9,133	23,325
Total shareholders’ equity	907,672	35,517	943,189
Total liabilities and shareholders’ equity	$1,721,649	$11,451	$1,733,100

Note 3 — Acquisitions and Divestitures

Sale of CGD Services

On April 18, 2018, we entered into a stock purchase agreement with the Purchaser, an entity affiliated with GC Valiant, LP, under which we agreed to sell our CGD Services business to the Purchaser. We concluded that the sale of the CGD Services business met all of the required conditions for discontinued operations presentation in the second quarter of fiscal 2018. Consequently, in the second quarter of fiscal 2018, we recognized a $6.9 million loss within discontinued operations, which was calculated as the excess of the carrying value of the net assets of CGD Services less the estimated sales price in the stock purchase agreement less estimated selling costs.

The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and we recorded a receivable from the Purchaser for the estimated amount due related to the working capital settlement. The balance of this receivable was $3.7 million at December 31, 2018. In the second quarter of fiscal 2019, we worked with the Purchaser and revised certain estimates related to the working capital settlement. In connection with the revision of these estimates, we reduced the receivable from the Purchaser by $1.3 million and recognized a loss on the sale of CGD Services in the second quarter of fiscal 2019. Certain remaining working capital settlement estimates, primarily related to the fair value of accounts receivable, have not yet been settled with the Purchaser.

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

The operations and cash flows of CGD Services are reflected in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows as discontinued operations through May 31, 2018, the date of the sale. The following table presents the composition of net income from discontinued operations, net of taxes for the three- and six-month periods ended March 31, 2019 and March 31, 2018 (in thousands).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$—	$98,068	$—	$190,361
Costs and expenses:
Cost of sales	—	87,562	—	170,682
Selling, general and administrative expenses	—	3,876	—	7,543
Amortization of purchased intangibles	—	489	—	1,097
Restructuring costs	—	7	—	7
Other income	—	(8)	—	(13)
Earnings from discontinued operations before income taxes	—	6,142	—	11,045
Net loss on sale	1,339	6,900	1,339	6,900
Income tax provision	—	(2,093)	—	1,161
Net income (loss) from discontinued operations	$(1,339)	$1,335	$(1,339)	$2,984

Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Nuvotronics, Inc.

In March 2019, we acquired all of the outstanding capital stock of Nuvotronics, Inc. (Nuvotronics), a provider of microfabricated radio frequency (RF) products. Based in Durham, North Carolina, Nuvotronics’ patented PolyStrata technology enables the design and production of uniquely packaged RF devices, such as antennas, filters, and combiners, all of which are components in Cubic’s advanced technology product offerings. Nuvotronics is expected to provide synergies from combining its capabilities with our existing CMS business.

Nuvotronics’ sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales	$0.7	$—	$0.7	$—
Operating loss	(1.7)	—	(1.7)	—
Net loss after taxes	(1.7)	—	(1.7)	—

Nuvotronics’ operating results above included the following amounts (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization	$0.1	$—	$0.1	$—
Acquisition-related expenses	1.8	—	1.8	—

The acquisition-date fair value of consideration is $66.2 million, which is comprised of net cash paid of $61.5 million, plus the estimated fair value of contingent consideration of $4.9 million, less a $0.2 million receivable due from the sellers for the difference between the net working capital acquired and the targeted working capital amounts. The acquisition was financed primarily with proceeds from draws on our line of credit. Under the purchase agreement, we will pay the sellers up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$23.0
Trade name	1.5
Backlog	1.4
Non-compete agreements	0.7
Customer relationships	0.6
Accounts receivable	3.0
Fixed assets	2.7
Accounts payable and accrued expenses	(2.4)
Deferred taxes	(3.5)
Other net assets acquired (liabilities assumed)	(0.6)
Net identifiable assets acquired	26.4
Goodwill	39.8
Net assets acquired	$66.2

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles are preliminary estimates pending the finalization of our valuation analyses and the receipt of further information from the seller regarding its assets and liabilities. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology and backlog valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over an average useful life of nine years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Nuvotronics with our existing CMS business, and strengthening our capability of developing and integrating products in our CMS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CMS segment and is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Nuvotronics is as follows (in millions):

Year Ended
September 30,
2019	$1.3
2020	4.1
2021	3.0
2022	3.0
2023	2.9
Thereafter	12.9

GRIDSMART Technologies, Inc.

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

GRIDSMART’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales	$6.3	$—	$6.3	$—
Operating loss	(2.0)	—	(2.0)	—
Net loss after taxes	(2.0)	—	(2.0)	—

GRIDSMART’s operating results above included the following amounts (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization	$1.4	$—	$1.4	$—
Acquisition-related expenses	1.8	—	1.8	—

The acquisition-date fair value of consideration is $86.8 million, which is comprised of net cash paid of $87.2 million less a $0.4 million receivable due from the sellers for the difference between the net working capital acquired and the targeted working capital amounts. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$25.7
Customer relationships	3.6
Trade name	2.4
Inventory	4.3
Accounts receivable	1.7
Accounts payable and accrued expenses	(2.5)
Deferred taxes	(3.9)
Other net assets acquired	0.5
Net identifiable assets acquired	31.8
Goodwill	55.0
Net assets acquired	$86.8

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses, including the filing of pre-acquisition income tax returns. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology and backlog valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over an average useful life of approximately eight years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of GRIDSMART with our existing CTS business, and strengthening our capability of developing and integrating products in our CTS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CTS segment and is not expected to be deductible for tax purposes.

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of GRIDSMART is as follows (in millions):

Year Ended
September 30,
2019	$4.0
2020	5.3
2021	3.9
2022	3.5
2023	3.5
Thereafter	11.5

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

Trafficware’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales	$11.7	$—	$22.2	$—
Operating loss	(5.2)	—	(8.5)	—
Net loss after taxes	(5.2)	—	(8.5)	—

Trafficware’s operating results above included the following amounts (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization	$5.3	$—	$9.6	$—
Acquisition-related expenses	2.1	—	3.5	—

The acquisition-date fair value of consideration is $237.6 million, which is comprised of net cash paid of $239.2 million less a $1.6 million receivable due from the sellers for the difference between the net working capital acquired and the targeted working capital amounts. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$43.3
Customer relationships	21.9
Backlog	4.8
Trade name	4.6
Accounts receivable	10.4
Inventory	9.9
Accounts payable and accrued expenses	(6.6)
Other net assets acquired (liabilities assumed)	(1.9)
Net identifiable assets acquired	86.4
Goodwill	151.2
Net assets acquired	$237.6

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our valuation analyses and the filing of pre-acquisition income tax returns. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology and backlog valuations used the excess earnings method.

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Trafficware is as follows (in millions):

Year Ended
September 30,
2019	$15.3
2020	11.4
2021	11.4
2022	11.4
2023	6.4
Thereafter	18.8

Shield Aviation, Inc.

In July 2018, we acquired the assets of Shield Aviation (Shield), based in San Diego, California, a provider of autonomous aircraft systems (AAS) for intelligence, surveillance and reconnaissance services. The addition of Shield expands our C4ISR portfolio for our CMS segment and will provide our customers with a rapidly deployable, medium AAS that offers unique mission enabling capabilities. We already provide the data link as well as the command and control link for the Shield AAS.

Shield’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—
Operating loss	(1.9)	—	(2.8)	—
Net loss after taxes	(1.9)	—	(2.8)	—

Shield’s operating results above included the following amounts (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization	$0.2	$—	$0.4	$—
Acquisition-related expenses	0.3	—	0.3	—

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Shield is as follows (in millions):

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

MotionDSP’s sales and results of operations included in our operating results since its consolidation in our financial statements were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales	$0.2	$0.1	$0.4	$0.1
Operating loss	(0.2)	(0.2)	(0.6)	(0.2)
Net loss after taxes	(0.2)	(0.2)	(0.6)	(0.2)

MotionDSP’s operating results above included the following amounts (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization	$0.2	$0.1	$0.4	$0.1
Acquisition-related expenses	0.1	0.4	0.2	0.6

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of MotionDSP is as follows (in millions):

Year Ended
September 30,
2019	$0.7
2020	0.7
2021	0.7
2022	0.7
2023	0.7
Thereafter	0.8

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Nuvotronics, GRIDSMART, Trafficware, Shield, and MotionDSP had been included in our consolidated results since October 1, 2017 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$340.0	$300.1	$656.9	$569.0

Net loss	$(9.2)	$(7.4)	$(18.3)	$(25.0)

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

Goodwill

Changes in goodwill for the six months ended March 31, 2019 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense	Total

Net balances at September 30, 2018	$49,786	$138,127	$145,713	$333,626
Acquisitions	206,106	39,827	—	245,933
Foreign currency exchange rate changes	9	—	80	89
Net balances at March 31, 2019	$255,901	$177,954	$145,793	$579,648

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

Our most recent annual goodwill impairment test was our 2018 annual impairment test completed as of July 1, 2018. The results of our 2018 annual impairment test indicated that the estimated fair value for our CTS reporting unit exceeded its carrying value by over 100% while the estimated fair values of our CGD and CMS reporting units each exceeded their respective carrying values by over 40%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

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

In March 2018, Cubic and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo). Also in March 2018, HoldCo created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo) which entered into a contract with the Massachusetts Bay

Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, HoldCo and OpCo are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo and HoldCo are VIE’s and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo within Cubic’s consolidated financial statements. We have concluded that we are not the primary beneficiary of HoldCo, and thus we have not consolidated the financial statements of HoldCo within Cubic’s consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately three years and an operate and maintain phase of approximately ten years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make fixed payments of $558.5 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, to OpCo in connection with the MBTA Contract over the ten- year operate and maintain phase. All of OpCo’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to Cubic by OpCo. Cubic will receive fixed payments of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently, HoldCo made a corresponding equity contribution to OpCo in the same amount which is included within equity of Noncontrolling interest in VIE within Cubic’s consolidated financial statements. Also, upon creation of the P3 Venture, Cubic issued a letter of credit for $2.7 million to HoldCo in accordance with Cubic’s equity funding responsibilities. HoldCo is able to draw on the Cubic letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of March 31, 2019.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At March 31, 2019, the outstanding balance on the long-term debt facility was $25.6 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo’s debt is nonrecourse with respect to Cubic and its subsidiaries. The fair value of the long-term debt facility approximates its carrying value.

The OpCo Credit Agreement contains a number of covenants which require that OpCo and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The OpCo Credit Agreement also contains a number of customary events of default including, but not limited to, the delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in OpCo, and Cubic via its subcontract with OpCo, to incur penalties due to the lenders.

OpCo has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo’s expected draws on its long-term debt facility. At March 31, 2019, the outstanding notional principal amounts on open interest rate swaps were $89.0 million. The fair value of OpCo’s interest rate swaps at March 31, 2019 was $9.9 million and is recorded as a liability in other long-term liabilities in our Consolidated Balance Sheets. OpCo’s interest rate swaps were not designated as effective hedges at March 31, 2019 and as such any unrealized gains/losses are included in other income (expense), net.  Unrealized losses as a result of changes in the fair value of OpCo’s interest rate swaps were $3.8 million and $9.9 million for the three and six months ended March 31, 2019, respectively. See Note 13 for a description of the measurement of fair value of derivative financial instruments, including OpCo’s interest rate swaps.

OpCo holds a restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of OpCo that are consolidated into our Condensed Consolidated Balance Sheets at March 31, 2019 and September 30, 2018 are as follows:

	March 31,	September 30,
	2019	2018
	(in thousands)
Cash	$362	$374
Restricted cash	9,967	10,000
Other current assets	43	—
Long-term capitalized contract costs	—	33,818
Long-term contracts financing receivable	68,779	—
Other noncurrent assets	1,114	810
Total assets	$80,265	$45,002

Trade accounts payable	$156	$165
Accrued compensation and other current liabilities	204	—
Due to Cubic	21,226	11,724
Other long-term liabilities	9,866	13
Long-term debt	25,602	9,056
Total liabilities	$57,054	$20,958
Total Cubic equity	(114)	(304)
Noncontrolling interests	23,325	24,348
Total liabilities and owners' equity	$80,265	$45,002

The assets of OpCo are restricted for its use only and are not available for the general operations of Cubic. OpCo’s debt is non-recourse to Cubic. Cubic’s maximum exposure to loss as a result of its equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the MBTA Contract.

Prior to the adoption of ASC 606, Cubic and OpCo were precluded from recognizing revenue on the MBTA Contract because MBTA was not required to make payments to OpCo until the operate and maintain phase of the contract began. During this time period Cubic and OpCo were capitalizing costs associated with designing and building the system for MBTA. Upon the adoption of ASC 606, Cubic and OpCo are now permitted to recognize revenue related to the MBTA contract and therefore costs are now recognized as incurred and are no longer capitalized.

The revenue, operating income, and other income (expense), net of OpCo that are included in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenue	$2,325	$—	$4,286	$—
Operating income	2,030	—	3,698	—
Other income (expense), net	(3,720)	—	(9,853)	—
Interest income	757	—	1,260	—
Interest expense	(598)	—	(1,110)	—

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

The weighted-average number of shares outstanding used to compute net loss per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Weighted average shares - basic	31,150	27,223	29,821	27,215
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	31,150	27,223	29,821	27,215

Number of anti-dilutive securities	976	1,029	988	1,033

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

	March 31,	October 1,
	2019	2018

Contract assets	$296,920	$272,210
Contract liabilities	$78,352	$70,128

Contract assets increased $24.7 million during the six months ended March 31, 2019, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended March 31, 2019 for which we have not yet billed. There were no significant impairment losses related to our contract assets during the six months ended March 31, 2019 and 2018.

Contract liabilities increased $8.2 million during the six months ended March 31, 2019, primarily due to payments received in excess of revenue recognized on these performance obligations. During the three and six months ended March 31, 2019, we recognized $14.1 million and $34.8 million, respectively, of our contract liabilities at October 1, 2018 as revenue. We expect our contract liabilities to be recognized as revenue over the next twelve months.

Note 7 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2019	2018

Accounts receivable
Billed	$159,246	$156,948
Unbilled	—	242,877
Allowance for doubtful accounts	(1,714)	(1,324)
Total accounts receivable	157,532	398,501
Less estimated amounts not currently due	—	(6,134)
Current accounts receivable	$157,532	$392,367

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2019	2018

Finished products	$14,405	$7,099
Work in process and inventoried costs under long-term contracts	62,172	63,169
Materials and purchased parts	43,293	23,710
Customer advances	—	(9,779)
Net inventories	$119,870	$84,199

At March 31, 2019, work in process and inventoried costs under long-term contracts includes approximately $1.4 million in costs incurred outside the scope of work or in advance of a contract award compared to $0.9 million at September 30, 2018. We believe it is probable that we will recover the costs inventoried at March 31, 2019, plus a profit margin, under contract change orders or awards within the next year.

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

Excluding businesses that we acquired in fiscal 2019, we completed the planned implementation of our ERP system in the fourth quarter of fiscal 2018. We continue to capitalize costs associated with the development of certain ERP features and upgrades that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $0.1 million and $0.6 million for the three- and six-month periods ended March 31, 2019, respectively, and $2.0 million and $4.6 million for the three- and six-month periods ended March 31, 2018, respectively.

In addition to software costs that were capitalized, during the three- and six-months periods ended March 31, 2019, we recognized expenses related to the development and implementation of our ERP system of $0.2 million and $1.0 million, respectively, compared to $4.0 million and $10.3 million during the three- and six-month periods ended March 31, 2018, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $11.5 million at March 31, 2019 and at September 30, 2018.

We have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The carrying values of assets set aside to fund deferred compensation liabilities totaled $6.4 million at March 31, 2019 and at September 30, 2018 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

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

•	Level 3 - Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	March 31, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$9,000	$—	$—	$9,000
Current derivative assets	—	2,727	—	2,727	—	1,803	—	1,803
Noncurrent derivative assets	—	325	—	325	—	314	—	314
Total assets measured at fair value	$—	$3,052	$—	$3,052	$9,000	$2,117	$—	$11,117
Liabilities
Current derivative liabilities	—	1,460	—	1,460	—	1,657	—	1,657
Noncurrent derivative liabilities	—	—	—	—	—	75	—	75
Contingent consideration to seller of Deltenna	—	—	1,424	1,424	—	—	1,081	1,081
Contingent consideration to seller of Shield	—	—	5,912	5,912	—	—	5,618	5,618
Contingent consideration to seller of TeraLogics - revenue targets	—	—	—	—	—	—	1,750	1,750
Contingent consideration to seller of H4 Global	—	—	313	313	—	—	665	665
Contingent consideration to seller of Nuvotronics	—	—	4,900	4,900	—	—	—	—
Total liabilities measured at fair value	$—	$1,460	$12,549	$14,009	$—	$1,732	$9,114	$10,846

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

At March 31, 2019, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

•	H4 Global: Payment of up to $3.0 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
•	Deltenna: Payments of up to $7.1 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the year ending September 30, 2022.
•	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.
•	Nuvotronics: Payments of up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021.

In addition, we have a contingent consideration arrangement with the Purchaser of our CGD Services business under which we are eligible to receive a cash payment of $3.0 million if the Purchaser is awarded certain government contracts in the future.

The fair value of Deltenna contingent consideration was valued using the real option approach. Under this approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and was 40% as of March 31, 2019 and 53% as of September 30, 2018. The risk-free rate was selected based on the quoted yields for U.S. Treasury securities with terms matching the earn-out payment period.

The maximum remaining payout to the sellers of H4 Global is $3.0 million at March 31, 2019, and is based upon the value of contracts entered into over the five-year period ending September 30, 2020. The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global purchase agreement, contingent consideration will be paid over a five year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios and summing the present value of any future payments.

The fair value of the Shield contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenues and cash flows, and volatility. The volatility and revenue risk adjustment factors were determined based on analysis of publicly traded comparable companies and as of March 31, 2019 were 20.0% and 13.1%, respectively, and as of September 30, 2018 were 20.0% and 14.5%, respectively. The discount rate used was based on our expected borrowing rate under our financing arrangements, which was determined to be 4.0% at March 31, 2019 and 3.9% at September 30, 2018.

The fair value of the Nuvotronics contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12- month periods ended December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected gross profits, assumed discount rates for projected gross profits, and gross profit volatility. The volatility factor used as of March 31, 2019 was 13.7% and was determined based on analysis of publicly traded comparable companies. The discount rate used as of March 31, 2019 was 8.4%, which was based on our risk-free rate of return adjusted for our gross profit required risk premium.

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

As of March 31, 2019, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	TeraLogics (Revenue Targets)	Deltenna	Shield	Nuvotronics	Total
Net balances at September 30, 2018	$665	$1,750	$1,081	$5,618	$—	$9,114
Initial measurement recognized at acquisition	—	—	—	—	4,900	4,900
Cash paid to seller	(385)	(1,750)	—	—	—	(2,135)
Total remeasurement loss recognized in earnings	33	—	343	294	—	670
Balance as of March 31, 2019	$313	$—	$1,424	$5,912	$4,900	$12,549

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

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	March 31,	September 30,
	2019	2018
Fair value	$197.2	$193.7
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first half of fiscal 2019 or 2018 other than assets and liabilities acquired in business acquisitions described in Note 3 and the restricted stock units that were granted in the first quarter of fiscal 2019 that contain performance and market-based vesting criteria described in Note 11.

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

As of March 31, 2019, we had a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which was scheduled to expire in August 2021 (Revolving Credit Agreement). At March 31, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.95%. Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At March 31, 2019, our total debt issuance costs have an unamortized balance of $1.6 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2019, there were $209.0 million of borrowings under this agreement and there were letters of credit outstanding totaling $31.2 million, which reduce the available line of credit to $159.8 million. The $31.2 million of letters of credit includes both financial letters of credit and performance guarantees.

In late April 2019, we executed the Fourth Amended and Restated Credit Agreement, which amended and restated the prior revolving credit agreement to increase the permitted borrowings to $800.0 million, extend the maturity to April 30, 2024, add seven new financial institutions to the group of creditors, and amend certain terms and covenants. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. Dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2019 was $19.1 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of March 31, 2019, we had letters of credit and bank guarantees outstanding totaling $40.8 million, which includes the $31.2 million of letters of credit on the Revolving Credit Agreement above and $9.6 million of letters of credit issued under other facilities. The total of $40.8 million of letters of credit and bank guarantees includes $35.3 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $5.5 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.9 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2019, no amounts were outstanding under this borrowing arrangement.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2019, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in other current liabilities on the balance sheet amounted to $8.3 million at March 31, 2019 and $8.6 million at September 30, 2018.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$150	$155	$299	$306
Interest cost	1,921	1,901	3,831	3,781
Expected return on plan assets	(3,034)	(3,570)	(6,043)	(7,095)
Amortization of actuarial loss	534	706	1,062	1,398
Administrative expenses	97	110	194	220
Net pension cost (benefit)	$(332)	$(698)	$(657)	$(1,390)

Note 11 - Stockholders’ Equity

Long-Term Equity Incentive Plan

In 2013, the Executive Compensation Committee of the Board of Directors (Compensation Committee) approved a long-term equity incentive award program. To date, the Compensation Committee has approved three general categories of grant awards: RSUs with time-based vesting, RSUs with performance-based vesting, and RSUs with performance and market-based vesting. Through March 31, 2019, the Compensation Committee has granted 1,307,912 RSUs with time-based vesting, 1,173,766 RSUs with performance-based vesting, and 219,890 RSUs with performance and market-based vesting under this program.

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

In fiscal 2019, the Compensation Committee granted RSUs with performance and market-based vesting criteria. The performance and market-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service through the end of the respective performance periods. The level at which Cubic performs against scalable targets over the performance periods impact the percentage of the RSUs that will ultimately vest. For these RSUs, Cubic’s relative total stock return (TSR) as compared to the Russell 2000 Index (Index) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier could result in a reduction of up to 25% of these RSUs vesting at the end of the performance period.

The grant date fair value of each RSU with time-based vesting or performance-based vesting is the fair market value of one share of our common stock at the grant date.

The grant date fair value of each RSU with performance and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and our common stock were simulated through the end of the performance period. The correlation matrix between our common stock and the index as well as our stock and the Index’s return volatilities were developed based upon an analysis of historical data. The following table includes the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted during fiscal 2019:

RSU's granted during the six
months ended March 31, 2019

Date of grant	November 21, 2018
Closing average share value (mean)	$68.56
Performance period begins	October 1, 2018
Performance period ends	September 30, 2021
Risk-free interest rate	2.8%
Expected volatility	34%

As a result of the valuation analysis, the fair value of the RSUs with performance and market-based vesting granted in the first six months of fiscal 2019 was calculated at $67.40 per RSU.

At March 31, 2019, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 351,563 RSUs with time-based vesting, 115,252 RSUs with performance-based vesting, and 156,012 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	366,460	$52.31
Granted	217,385	63.63
Vested	(131,990)	50.43
Forfeited	(22,446)	52.53
Unvested at March 31, 2019	429,409	$58.60

	Unvested Restricted Stock Units with Performance Based Vesting
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	635,628	$50.11
Granted	—	—
Vested	—	—
Forfeited	(308,111)	44.22
Unvested at March 31, 2019	327,517	$55.65

	Unvested Restricted Stock Units with Performance and Market Based Vesting
		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	—	$—
Granted	219,890	67.40
Vested	—	—
Forfeited	(2,534)	67.40
Unvested at March 31, 2019	217,356	$67.40

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of sales	$425	$216	$738	$372
Selling, general and administrative	3,213	654	5,620	2,125
	$3,638	$870	$6,358	$2,497

As of March 31, 2019, there was $48.4 million of unrecognized compensation cost related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $37.3 million. This amount is expected to be recognized over a weighted-average period of 1.7 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of March 31, 2019. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

The SAB 118 measurement period ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

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

Effective Tax Rate

During interim periods, we generally utilize the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the six-month period ended March 31, 2019, we believe it is more appropriate to use a blend of the discrete effective tax rate method and the estimated annual effective tax rate method to calculate income tax expense for the period. Since income from U.S. operations fluctuates throughout the year, we determined the discrete tax rate method should be utilized to determine a more reliable estimate of U.S. income tax expense for the period.

The income tax benefit recognized on pre-tax losses from continuing operations for the three and six months ended March 31, 2019 resulted in an effective tax rate of 29% and 6%, respectively, which differs from the U.S. statutory tax rate of 21% primarily due to the jurisdictional mix of pre-tax income (loss) and discrete tax benefits recorded in the three months ended March 31, 2019 related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations. The effective tax rate for the six months ended March

31, 2019 differs from the effective tax rate of 8% and 48% for the six months ended March 31, 2018 and the year ended September 30, 2018, respectively, primarily due to differences in the jurisdictional mix of pre-tax income (loss), partially offset by discrete benefits resulting from the enactment of the Tax Act and by discrete benefits recorded related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Deferred Tax Balances

As of March 31, 2019, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through March 31, 2019, a total valuation allowance of $74.8 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2019 and September 30, 2018 (in thousands):

	Notional Principal
	March 31, 2019	September 30, 2018
Instruments designated as accounting hedges:
Foreign currency forwards	$157,574	$169,406

Instruments not designated as accounting hedges:
Foreign currency forwards	$15,474	$27,909

Included in the amounts not designated as accounting hedges at March 31, 2019 and September 30, 2018 were foreign currency forwards with notional principal amounts of $6.3 million and $14.7 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.3 million and $0.2 million were recognized in other income (expense), net for the three months ended March 31, 2019 and 2018, respectively, related to these foreign currency forward contracts not designated as accounting hedges. For the six months ended March 31, 2019 unrealized gains offset unrealized losses, compared to a net unrealized loss of $0.2 million included in other income (expense) for the six months ended March 31, 2018, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2019 and September 30, 2018. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of March 31, 2019 or September 30, 2018.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2019	September 30, 2018
Asset derivatives:
Foreign currency forwards	Other current assets	$2,727	$1,803
Foreign currency forwards	Other noncurrent assets	325	314
		$3,052	$2,117
Liability derivatives:
Foreign currency forwards	Other current liabilities	$1,460	$1,657
Foreign currency forwards	Other noncurrent liabilities	—	75
Total		$1,460	$1,732

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

Six Months Ended
	March 31, 2019		March 31, 2018
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(822)	$373	$(203)	$(798)

Three Months Ended
	March 31, 2019		March 31, 2018
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$1,079	$405	$(859)	$(24)

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and six-month periods ended March 31, 2019 and 2018. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $1.1 million, net of income taxes.

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

Business segment financial data is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Sales:
Cubic Transportation Systems	$200.7	$167.0	$382.5	$313.5
Cubic Mission Solutions	61.9	36.1	108.3	69.2
Cubic Global Defense	74.7	75.5	151.8	144.3
Total sales	$337.3	$278.6	$642.6	$527.0

Operating income (loss):
Cubic Transportation Systems	$8.8	$14.2	$19.8	$24.1
Cubic Mission Solutions	(8.5)	(7.8)	(13.4)	(16.7)
Cubic Global Defense	5.2	5.3	8.1	6.7
Unallocated corporate expenses	(12.0)	(13.4)	(21.6)	(27.7)
Total operating income (loss)	$(6.5)	$(1.7)	$(7.1)	$(13.6)

Depreciation and amortization:
Cubic Transportation Systems	$9.5	$3.0	$17.2	$6.3
Cubic Mission Solutions	5.8	5.2	11.2	11.1
Cubic Global Defense	1.5	2.0	3.7	4.1
Corporate	0.8	0.9	1.5	2.0
Total depreciation and amortization	$17.6	$11.1	$33.6	$23.5

Unallocated corporate costs in the second quarter of 2019 include costs of strategic and IT system resource planning as part of our One Cubic Initiatives, which totaled $2.3 million compared to $5.7 million in the second quarter of last year. Unallocated corporate costs included $3.9 million of costs incurred in the first half of 2019 for strategic and IT system resource planning compared to $13.7 million in the first half of last year. As described in Note 3, the operating results of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

Disaggregation of Total Net Sales. We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$106.9	$60.5	$34.0	$201.4	$198.2	$106.0	$69.7	$373.9
United Kingdom	53.2	0.7	4.3	58.2	104.1	1.1	8.6	113.8
Australia	30.4	0.1	7.1	37.6	60.2	0.2	12.7	73.1
Far East/Middle East	3.5	0.2	12.3	16.0	7.9	0.6	30.7	39.2
Other	6.7	0.4	17.0	24.1	12.1	0.4	30.1	42.6
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by End Customer. We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$96.7	$58.1	$37.6	$192.4	$187.5	$103.9	$70.0	$361.4
Other	104.0	3.8	37.1	144.9	195.0	4.4	81.8	281.2
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by Contract Type. Substantially all of our contracts are fixed-price type contracts. Sales included in Other contract types represent cost plus and time and material type contracts.

On a fixed-price type contract, we agree to perform the contractual statement of work for a predetermined sales price. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by the customer. On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. The table below presents total net sales disaggregated by contract type (in millions):

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$197.5	$60.6	$68.2	$326.3	$375.7	$106.4	$139.8	$621.9
Other	3.2	1.3	6.5	11.0	6.8	1.9	12.0	20.7
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$113.8	$56.1	$52.8	$222.7	$205.8	$96.7	$102.5	$405.0
Service	86.9	5.8	21.9	114.6	176.7	11.6	49.3	237.6
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Revenue Recognition Method: The table below presents total net sales disaggregated based on the revenue recognition method applied (in millions):

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$21.8	$58.8	$1.4	$82.0	$38.5	$93.2	$1.9	$133.6
Over Time	178.9	3.1	73.3	255.3	344.0	15.1	149.9	509.0
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Note 15 — Legal Matters

We consider all legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2019

Cubic Corporation is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through increased situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR), and training markets. We offer integrated payment and information systems, expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training systems and readiness solutions. We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading market positions and allows us to deepen and further expand each of our business segments in key markets.

Through September 30, 2017 our principal lines of business were transportation systems and services, defense systems, and defense services. On May 31, 2018, we sold the non-Original Equipment Manufacturer (OEM) Cubic Global Defense Services (CGD Services) business. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results, assets, liabilities, and cash flows of CGD Services have been classified as discontinued operations for all periods presented and have been excluded from amounts described below. In addition, we concluded that Cubic Mission Solutions became a separate operating segment and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Mission Solutions (CMS), and Cubic Global Defense Systems (CGD). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide through common technologies. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion.

CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, intelligent traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market. Advanced Traffic Solutions Inc. (Trafficware) and GRIDSMART Technologies, Inc. (GRIDSMART), which we acquired in fiscal 2019, when combined with our existing transportation capabilities, are expected to enhance our ability to offer compelling solutions to reduce urban congestion using their intelligent, data-rich intersection management technology.

CMS provides C4ISR capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include protected wide-band communications for command, control and intelligence, surveillance and reconnaissance (C2ISR) systems, expeditionary satellite communication solutions, real-time processing, exploitation and dissemination of full motion video, deployable secure tactical cloud computing, communication gateways, and intelligence, surveillance and reconnaissance (ISR) services.

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

Consolidated Overview

We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as ASC 606), effective October 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the three- and six-month periods ended March  31, 2019 are presented under ASC 606, while the three- and six-month periods ended March 31, 2018 are presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018. The cumulative effect of the change in accounting for periods prior to October 1, 2018 was recognized through retained earnings at the date of adoption.

The table below quantifies the impact of adopting ASC 606 on net sales and operating income (loss) for the three and six months ended March 31, 2019 (in thousands):

	Three months ended March 31, 2019			Six months ended March 31, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Sales:
Cubic Transportation Systems	$182,571	$18,122	$200,693	$355,299	$27,201	$382,500
Cubic Mission Solutions	62,677	(742)	61,935	108,040	288	108,328
Cubic Global Defense	64,387	10,324	74,711	123,120	28,650	151,770
Total sales	$309,635	$27,704	$337,339	$586,459	$56,139	$642,598

Operating income (loss):
Cubic Transportation Systems	$5,673	$3,122	$8,795	$14,859	$4,912	$19,771
Cubic Mission Solutions	(7,911)	(512)	(8,423)	(13,232)	(131)	(13,363)
Cubic Global Defense	2,390	2,783	5,173	4,127	3,943	8,070
Unallocated corporate expenses	(12,086)	—	(12,086)	(21,585)	—	(21,585)
Total operating income (loss)	$(11,934)	$5,393	$(6,541)	$(15,831)	$8,724	$(7,107)

Sales for the quarter ended March 31, 2019 increased 21% to $337.3 million from $278.6 million in the same quarter last year, which includes the impact of the adoption of the new revenue recognition standard described and quantified above. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had unfavorable impacts on sales of $7.2 million for the second quarter of fiscal 2019 and $12.7 million for the first half of fiscal 2019 compared to the same periods last year. For the quarter, sales from CMS and CTS increased by 71% and 20%, respectively while sales from CGD decreased by less than 1%. For the first six months of fiscal 2019, consolidated sales increased 22% to $642.6 million compared to $527.0 million last year. For the first half of fiscal 2019, sales from CTS, CMS and CGD increased by 22%, 57% and 5%, respectively. Sales generated by businesses we acquired during fiscal 2019 and 2018 totaled $18.9 million and $29.6 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $0.9 million and $3.1 million for the three- and six-month periods ended March 31, 2018, respectively.  See the segment discussions below for further analysis of segment sales.

Our consolidated operating loss was $6.5 million in the second quarter of fiscal 2019 compared to an operating loss of $1.7 million in the second quarter of last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had an unfavorable impact on our quarterly operating results of $1.3 million in the second quarter compared to the same quarter last year. CTS operating income decreased to $8.8 million for the second quarter compared to $14.2 million last year while CGD had operating income of $5.2 million in the second quarter compared to $5.3 million last year. The CMS operating loss for the second quarter increased to $8.5 million this year compared to $7.8 million last year. The operating results of CTS and CMS were significantly impacted by the impacts of accounting for businesses acquired during fiscal 2019, as further described in the segment discussions below. On a consolidated basis, businesses we acquired during fiscal 2019 and 2018 had operating losses totaling $11.0 million and $15.6 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $1.3 million and $2.1 million for the three- and six-month periods ended March 31, 2018, respectively.  Unallocated corporate and other costs for the second quarter of fiscal 2019 were $12.0 million compared to $13.4 million in the same period last year. Unallocated corporate costs included unallocated IT costs which totaled $4.2 million in the second quarter of fiscal 2019 compared to $8.0 million for the same period last year. The reduction in unallocated IT costs is the result of many of our IT projects reaching or approaching finalization in the first half of fiscal 2019.

Our consolidated operating loss for the first half of fiscal 2019 decreased 48% to $7.1 million from $13.6 million for the same period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had an unfavorable impact on our operating results of $1.9 million in the first half of fiscal 2019 compared to the same period last year. The operating loss for CMS decreased 20% in the first six months of fiscal 2019 compared to the first six months of last year, while the CGD Systems operating income for the first half of fiscal 2019 increased by 21% and CTS operating income decreased by 18%. Both the CMS and CTS operating results were significantly impacted by accounting for businesses acquired in fiscal 2019. See the segment discussions below for further analysis of segment operating income (loss) including the impacts of business acquisition accounting. Unallocated corporate and other costs for the first half of fiscal 2019 were $21.6 million compared to $27.7 million in the same period last year. The decrease in unallocated corporate costs included a decrease in unallocated IT costs which totaled $6.1 million in the first half of fiscal 2019 compared to $17.4 million for the first half of last year.

Our gross margin percentage on product sales decreased slightly to 25% in the second quarter of fiscal 2019 from 26% in the second quarter last year. Our gross margin percentage on products sales remained at 28% for the first half of fiscal 2019 and the first half of 2018.  The decrease in product sales gross margins in the second quarter was primarily due to sales mix. Our gross margin percentage on service sales was 28% in the second quarter of fiscal 2019 compared to 35% in the second quarter of last year, and decreased to 26% for the first half of fiscal 2019 compared to 31% for the first half of last year. The decrease in total services sales and gross margins on service sales was primarily driven by the completion of a services contract in Australia in late fiscal 2018, which had relatively high gross margins. In addition, margins were lower due to increased costs on certain international CGD service contracts.

Selling, general and administrative (SG&A) expenses increased in the second quarter of fiscal 2019 to $66.2 million compared to $63.8 million in the same period last year. For the six-months ended March 31, 2019, SG&A expenses increased to $129.2 million compared to $125.5 million for the same period last year. As a percentage of sales, SG&A expenses were 20% for the three- and six-month period ended March 31, 2019, compared to 23% and 24% for the three- and six-month periods ended March 31, 2018, respectively. The increase in SG&A expense for the second quarter and first half of fiscal 2019 was primarily due to the SG&A expenses incurred by three businesses we acquired in the first half of fiscal 2019 including Trafficware in October 2018, GRIDSMART in January 2019, and Nuvotronics in March 2019. These increases in SG&A were partially offset by the reduction in unallocated corporate costs, including the reduction of unallocated IT costs described above.

Company funded research and development (R&D) expenditures decreased slightly to $13.8 million for the second quarter of fiscal 2019 compared to $14.2 million for the same period last year, and decreased to $25.8 million for the six-month period this year compared to $26.2 million last year.  For the second quarter and first half of fiscal 2019 there was a slight shift in the mix of R&D expenditures between our business segments with CMS R&D expenditures increasing as a percent of our total R&D spend and CGD decreasing as a percentage of total R&D expense. In the second quarter and first half of fiscal 2019 CTS continued to make R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of intelligent transport systems and analytic technologies. CGD’s R&D expenditures focused on next generation live, virtual, constructive training systems and CMS’ R&D expenditures were driven by the development of secure communications and ISR as a service technologies.

Amortization of purchased intangibles for the second quarter of fiscal 2019 increased to $12.4 million from $6.5 million in the same period last year and increased to $23.0 million in the first half of fiscal 2019 as compared to $13.8 million in the first half last year. These increases were driven by the amortization of intangible assets from businesses acquired in the first half of fiscal 2019.

Interest expense for the second quarter of fiscal 2019 was $4.5 million, compared to $2.9 million in the second quarter of last year. Interest expense for the first half of fiscal 2019 increased to $8.6 million, compared to $5.6 million in the first half of last year. The increase in interest expense was primarily caused by the increase in our average outstanding debt balances for the second quarter and first half of fiscal 2019 compared to the second quarter and first half of fiscal 2018. The average outstanding borrowings under our revolving credit agreement increased during the first half of fiscal 2019 primarily to finance the acquisition of three businesses.

The income tax benefit recognized on pre-tax losses from continuing operations for the six months ended March 31, 2019 resulted in an effective tax rate of 6.2%, which differs from the effective tax rates of 48% for the year ended September 30, 2018 and 8.2% for the six months ended March 31, 2018, primarily due to the difference in jurisdictional mix of pre-tax income (loss), offset by discrete benefits resulting from the enactment of the Tax Cuts and Jobs Act of

2017 (the Tax Act) and by discrete benefits recorded related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations. Through March 31, 2019, a total valuation allowance of $74.8 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future.

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

Our net loss from continuing operations attributable to Cubic in the second quarter of fiscal 2019 was $8.1 million compared to net income of $3.3 million in the second quarter last year. The increase in net loss from continuing operations attributable to Cubic from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 was driven primarily by the increase in operating loss described above including the impact of purchase accounting on business acquisitions, partially offset by the income tax benefit recognized in the second quarter of fiscal 2019 as described above. For the first half of fiscal 2019, our net loss from continuing operations attributable to Cubic was $14.6 million compared to $14.8 million last year. The change in net loss from continuing operations attributable to Cubic from the first half of fiscal 2018 to the first half of fiscal 2019 was favorably impacted by the reduction in our operating loss described above despite higher amortization expense from the acquisitions, partially offset by an increase in interest expense as described above. In addition, nonoperating expense in the second quarter and first half of fiscal 2019 included unrealized losses of $3.8 million and $9.9 million, respectively, caused by the change in the fair value of an interest rate swap held by a variable interest entity (VIE) that is consolidated by Cubic. The 90 percent noncontrolling interest in the net loss of the consolidated VIE, which is comprised primarily of the VIE’s loss on its interest rate swap, is added back to our net loss to arrive at net loss attributable to Cubic.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Transportation Systems Segment Sales	$200.7	$167.0	$382.5	$313.5

Transportation Systems Segment Operating Income	$8.8	$14.2	$19.8	$24.1

CTS sales increased 20% in the second quarter of fiscal 2019 to $200.7 million compared to $167.0 million last year, and increased 22% for the first half of fiscal 2019 to $382.5 million from $313.5 million in the same period last year, including the impact of the adoption of the new revenue recognition standard described above. For the second quarter and first half of fiscal 2019, sales increased in North America significantly compared to these same periods last year, while sales in the U.K decreased slightly for such periods. Sales in Australia were relatively flat for the second quarter and first half of fiscal 2019. Sales were higher in the U.S. primarily due to revenue from system development on the MBTA contract, as well as sales from two U.S. businesses acquired in fiscal 2019, Trafficware and GRIDSMART. Sales for Trafficware and GRIDSMART totaled $18.0 million and $28.5 million for the three- and six-month periods ended March 31, 2019, respectively. The decrease in sales in the U.K. was primarily caused by the impact of foreign currency exchange rates. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $6.3 million for the second quarter of fiscal 2019 and $11.1 million for the six-month period compared to the same periods last year, primarily due to the strengthening of the U.S. dollar against the British pound and Australian dollar.

CTS operating income decreased 38% in the second quarter of fiscal 2019 to $8.8 million compared to operating income of $14.2 million in the second quarter of last year, and decreased 18% for the first half of fiscal 2019 to $19.8 million from $24.1 million for the first half of last year. The decrease in operating income was caused by the operating losses generated by businesses that CTS acquired during fiscal 2019, which totaled $7.2 million and $10.5 million for the three- and six-month periods ended March 31, 2019, respectively, driven by acquisition-related expenses of $3.9 million and $5.3 million for the three- and six-month periods ended March 31, 2019, respectively, and amortization of purchased intangibles of $6.7 million and $11.0 million for the three- and six-month periods ended March 31, 2019, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.2 million for the second quarter of fiscal 2019 and $1.9 million for the first half of fiscal 2019 compared to the same periods last year. For the second quarter and first half of fiscal 2019, operating income was higher from increased volumes of system development work, including work on the MBTA contract and for train operating companies in the U.K.

Cubic Mission Solutions Segment (CMS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Cubic Mission Solutions Segment Sales	$61.9	$36.1	$108.3	$69.2

Cubic Mission Solutions Segment Operating Loss	$(8.5)	$(7.8)	$(13.4)	$(16.7)

CMS sales increased 71% in the second quarter of fiscal 2019 to $61.9 million compared to $36.1 million in the second quarter last year, and increased 57% for the first half of fiscal 2019 to $108.3 million from $69.2 million for the first half of last year. The increase in sales for the second quarter and first half of the year were primarily due to increased orders and shipments of expeditionary satellite communications products, secure network products, and C2ISR products. Sales generated by businesses acquired by CMS during fiscal 2019 and 2018 totaled  $0.9 million and $1.1 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $0.1 million for each of the three- and six-month periods ended March 31, 2018.

The CMS operating loss was $8.5 million in the second quarter of fiscal 2019 compared to $7.8 million in the second quarter last year, and $13.4 million for the first half of fiscal 2019 compared to $16.7 million for the first half of last year. For the second quarter of fiscal 2019 compared to the second quarter last year, CMS had increased operating profits from expeditionary satellite communications products, secure network products, and C2ISR products and services due to increased sales. The changes in operating loss for the second quarter and first half of fiscal 2019 compared to the same periods last year were significantly impacted by operating losses incurred by businesses that CMS acquired during fiscal 2019 and 2018 which totaled $3.8 million and $5.1 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $0.2 million for each of the three- and six-month periods ended March 31, 2018. The operating losses of businesses acquired by CMS included acquisition-related expenses of $2.2 million and $2.3 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $0.4 million and $0.6 million for the three- and six-month periods ended March 31, 2018, respectively, and included amortization of purchased intangibles of $0.5 million and $0.9 million for the three- and six-month periods ended March 31, 2019, respectively, compared to $0.1 million in each of the three- and six-month periods ended March 31, 2018. Additionally, for the second quarter and first half of fiscal 2019, CMS operating losses were impacted by increases in R&D expenditures of $2.3 million and $2.1 million, respectively, compared to the same periods in fiscal 2018.

Cubic Global Defense Segment (CGD)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Cubic Global Defense Segment Sales	$74.7	$75.5	$151.8	$144.3

Cubic Global Defense Segment Operating Income	$5.2	$5.3	$8.1	$6.7

CGD sales decreased by 1% in the second quarter of fiscal 2019 to $74.7 million compared to $75.5 million in the second quarter of last year and increased 5% for the first half of fiscal 2019 to $151.8 million from $144.3 million for the first half of last year. The timing of sales recognition was significantly impacted by the adoption of the new revenue recognition standard described and quantified above. Under the new revenue recognition standard, a number of our CGD contracts, most significantly in air combat training and ground live training, for which revenue was historically recorded upon delivery of products to the customer, are now accounted for on the percentage-of-completion cost-to-cost method of revenue recognition. For the second quarter of fiscal 2019, sales were slightly lower from air combat training system and simulation product development contracts. For the first half of fiscal 2019, sales were higher from ground combat training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $0.9 million and $1.6 million for the second quarter and first half of fiscal 2019, respectively, compared to the same periods last year.

CGD operating income was $5.2 million in the second quarter of fiscal 2019 compared to $5.3 million in the second quarter last year and increased 21% for the first half of fiscal 2019 to $8.1 million from $6.7 million for the first half of last year. For the second quarter of fiscal 2019, operating profits were slightly lower, compared to the same period last year, due to decreased air combat training system and simulation product sales, partially offset by increased sales of ground combat trainings systems. For the first half of fiscal 2019, operating profits were higher, compared to the same period last year, primarily due to increased sales of ground combat training systems.  The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a significant impact on CGD’s operating income for the second quarter or first half of fiscal 2019.

Backlog

	March 31,	September 30,
	2019	2018
	(in millions)
Total backlog
Cubic Transportation Systems	$3,276.3	$3,544.9
Cubic Mission Solutions	186.6	77.0
Cubic Global Defense	332.7	442.6
Total	$3,795.6	$4,064.5

Total backlog decreased by $268.9 million from September 30, 2018 to March 31, 2019 as sales outpaced new business orders in the first half of fiscal 2019. In addition, we recorded a net decrease to backlog of $104.5 million on October 1, 2018 for the impact of the adoption of ASC 606. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $10.2 million compared to September 30, 2018.

Liquidity and Capital Resources

Operating activities used cash of $83.7 million for the first half of fiscal 2019 due to timing of cash flows on CTS design and build contracts, inventory builds for upcoming scheduled deliveries as well as payment of certain scheduled annual expenditures.

Investing activities for the first half of fiscal 2019 included $239.2 million of cash paid related to the acquisition of Trafficware and $87.2 million of cash paid related to the acquisition of GRIDSMART in our CTS segment, $61.5 million of cash paid related to the acquisition of Nuvotronics in our CMS segment, and $8.0 million of payments of holdback amounts made to the former owners of DTECH.

Financing activities for the six-month period ended March 31, 2019 included net short-term borrowings of $209.0 million, and $215.8 million of net proceeds from our underwritten public offering of 3,795,000 shares of our common stock at a price to the public of $60.00 per share, which we completed in December 2018. We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our revolving credit agreement, which has been used to finance the acquisition of Trafficware, and the remainder for general corporate purposes. The proceeds from the increase in short-term borrowings were primarily used to finance the acquisitions of GRIDSMART and Nuvotronics. In addition, we used $3.4 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $4.2 million.

In March 2018, Cubic and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo). Also in March 2018, HoldCo created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, HoldCo and OpCo are referred to as the P3 Venture. Based on our assessment under ASC 810, we have concluded that OpCo and HoldCo are VIE’s and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo within Cubic’s consolidated financial statements. We have concluded that we are not the primary beneficiary of HoldCo, and thus we have not consolidated the financial statements of HoldCo within Cubic’s consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately three years and an operate and maintain period of approximately ten years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase will span from 2021 through 2031. MBTA will make fixed payments of $558.5 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, to OpCo in connection with the MBTA contract over the ten-year operate and maintain phase. All of OpCo’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to Cubic by OpCo. Cubic will receive fixed payments of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, under its subcontract with OpCo.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures at the end of the design and build phase of the MBTA contract. Cubic issued a letter of credit for $2.7 million to HoldCo in accordance with Cubic’s equity funding responsibilities. HoldCo is able to draw on the Cubic letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of March 31, 2019.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At March 31, 2019, the outstanding balance on the long-term debt facility was $25.6 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo’s debt is nonrecourse with respect to Cubic and its subsidiaries.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $1.3 million to our cash balance as of March 31, 2019 compared to September 30, 2018.

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

As of March 31, 2019, we had a committed revolving credit agreement with a group of financial institutions in the amount of $400.0 million which was scheduled to expire in August 2021 (Revolving Credit Agreement). Debt issuance and modification costs of $2.3 million and $1.3 million were incurred in connection with February 2, 2016 and August 11, 2016 amendments to the Revolving Credit Agreement, respectively. Costs incurred in connection with establishment of and amendments to the Revolving Credit Agreement are recorded in other assets on our Condensed Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At March 31, 2019, our total debt issuance costs have an unamortized balance of $1.6 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of March 31, 2019, there were $209.0 million of borrowings under this agreement and there were letters of credit outstanding totaling

$31.2 million, which reduce the available line of credit to $159.8 million. The $31.2 million of letters of credit includes both financial letters of credit and performance guarantees.

In late April 2019, we executed the Fourth Amended and Restated Credit Agreement, which amended and restated the prior revolving credit agreement to increase the permitted borrowings to $800.0 million, extend the maturity to April 30, 2024, add seven new financial institutions to the group of creditors, and amend certain terms and covenants. Borrowings under the agreement bear a variable rate of interest which is calculated based upon the U.S. dollar LIBOR rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing.

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

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2019 was $19.1 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.9 million) to help meet the short-term working capital requirements of our subsidiary. At March 31, 2019, no amounts were outstanding under this borrowing arrangement.

As of March 31, 2019, virtually all of the of the $71.9 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the United Kingdom, New Zealand and Australia.

Subsequent to enactment of the Tax Act, future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to monitor our intentions to repatriate foreign earnings and provide applicable deferred taxes and withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Our financial condition remains strong with working capital of $185.2 million and a current ratio of 1.4 to 1 at March 31, 2019. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

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

Effective October 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts. See “Recently Adopted Accounting Pronouncements – Revenue Recognition” within “Note 1 – Basis for Presentation” included in our Notes to Consolidated Financial Statements for changes to our critical accounting policies as a result of adopting ASC 606. Other than changes to our revenue recognition policy as a result of adopting ASC 606 there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2018.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018 and in “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

•

our ability to monitor and evaluate the effectiveness of new processes and procedures we have implemented to remediate the material weaknesses that previously existed in our internal control over financial reporting;

•	our dependence on U.S. and foreign government contracts;

•	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

•	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

•	the effects of sequestration on our contracts;

•	our assumptions covering behavior by public transit authorities;

•	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

•	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

•	negative audits by the U.S. government;

•	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

•	competition and technology changes in the defense and transportation industries;

•	changse in the way transit agencies pay for transit systems;

•	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

•	the effect of adverse regulatory changes on our ability to sell products and services;

•	our ability to identify, attract and retain qualified employees;

•	unforeseen problems with the implementation and maintenance of our information systems;

•	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

•	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

•	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

•	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

•	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

•	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

•	other factors discussed elsewhere in this report.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2019 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

We have implemented changes to our processes, systems and controls with respect to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606). These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We consider all legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2018, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.

ITEM 5 – OTHER INFORMATION

Fourth Amended and Restated Credit Agreement

On April 30, 2019 Cubic Corporation (“Cubic”) and Cubic’s subsidiaries Cubic Transportation Systems, Inc. (“Transportation”) and Cubic Defense Applications, Inc. (“Defense”), entered into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Cubic Corporation, Transportation, Defense, collectively as borrowers, the other subsidiaries of Cubic which become borrowers thereunder from time to time, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and the other lenders party thereto. The Credit Agreement amends and restates in its entirety Cubic’s Third Amended and Restated Credit Agreement, dated as of August 11, 2016, by and among Cubic, JPMorgan Chase, and the other lenders party thereto, as amended.

The Credit Agreement provides for a revolving line of credit of $800.0 million (the "Revolving Line of Credit"), a $200.0 million portion of which may be used for the issuance of letters of credit.  Up to a $200.0 million dollar equivalent amount of the Revolving Line of Credit may be denominated in certain agreed upon foreign currencies. Commitments under the revolving line of credit terminate on April 30, 2024.  Under certain conditions, Cubic may add one or more tranches of term loans and/or increase revolving commitments under the Credit Agreement in an additional amount of up $300.0 million.  Borrowings under the Credit Agreement bear interest, at Cubic’s option, at either (1) the Adjusted LIBO Rate (as described in the Credit Agreement) applicable to the applicable currency plus an applicable margin of 1.00% to 2.00% or (2) the Alternate Base Rate (as described in the Credit Agreement) plus an applicable margin of 0.00% to 1.00%. In the case of each of (1) and (2) above, the applicable margin is based on Cubic’s net leverage ratio (as described in the Credit Agreement). The Credit Agreement is unsecured, but is required to be guaranteed by certain significant domestic subsidiaries of Cubic.  Additional subsidiaries of Cubic may become borrowers under the Credit Agreement subject to certain conditions.  Cubic is required to pay certain fees in connection with the Credit Agreement, including, without limitation, unused commitment fees, letter of credit participation fees and letter of credit fronting fees, in each case quarterly in arrears.

The Credit Agreement contains various customary representations, warranties, affirmative covenants and negative covenants, including financial covenants setting a maximum leverage ratio and a minimum interest coverage ratio. In addition, the Credit Agreement contains covenants that restrict, among other things, Cubic’s and certain of Cubic’s subsidiaries ability to sell assets, incur indebtedness, make investments and acquisitions, grant liens, engage in sale and leaseback transactions, enter in to certain restrictive agreements, pay dividends and make other restricted payments. The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding amounts under the Credit Agreement immediately due and payable, and may terminate commitments to make any additional advances thereunder.

The Credit Agreement also contains a "most favor nation" provision which requires that if at any time the Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 11, 2016 (as amended, the “Note Agreement”), by and among Cubic, certain of its subsidiaries as guarantors, and PGIM, Inc. and certain of its affiliates, or any agreement or document related thereto, includes (a) any covenant, event of default or similar provision that is not provided for in the Credit Agreement, or (b) any covenant, event of default or similar provision that is more restrictive than the same or similar covenant, event of default or similar provision provided in the Credit Agreement, then any such covenant, event of default or similar provision shall immediately and automatically be incorporated by reference into the Credit Agreement.  In addition, certain provisions of the Credit Agreement will only be effective under the Credit Agreement or, conversely, shall cease to have effect, upon the occurrences of certain events with respect to the Note Agreement.

Certain of the lenders under the Credit Agreement and their respective affiliates have performed, and may in the future perform, for Cubic and its affiliates various commercial banking, investment banking, financial advisory or other services, for which they have received and may in the future receive customary compensation and expense reimbursement.

The description of the Credit Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Credit Agreement, which is attached as Exhibit 10.8 to this report and is incorporated herein by reference.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 8-K filed February 19, 2019, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
10.1*

Amended and Restated Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on January 18, 2019, file No. 001-08931.

10.2*	Form of Stock Payment Award under the Amended and Restated Cubic Corporation 2015 Incentive Award Plan.
10.3	Construction and Development Agreement, dated as of February 5, 2019, between Cubic Corporation and Bankers Commercial Corporation.
10.4	Ground Lease, dated as of February 5, 2019, between Cubic Corporation and Bankers Commercial Corporation.
10.5	Lease Agreement, dated as of February 5, 2019, between Cubic Corporation and Bankers Commercial Corporation.
10.6 †	Participation Agreement, dated as of February 5, 2019, by and among Cubic Corporation, Bankers Commercial Corporation, MUFG Bank, LTD and MUFG Union Bank, N.A.
10.7 †

Memorandum of Lease, Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 5, 2019, by and among Cubic Corporation, Bankers Commercial Corporation Chicago Title Company, as deed of trust trustee for the benefit of MUFG Union Bank, N.A.

10.8 †	Fourth Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Cubic Corporation, JP Morgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	May 2, 2019	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	May 2, 2019	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Corporate Controller
(Principal Accounting Officer)