Form 10-Q
period 2019-06-30
CUBIC CORP /DE/
filed 2019-08-06
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2019, registrant had only one class of common stock of which there were 31,178,486 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales:
Products	$255,900	$179,761	$660,897	$468,949
Services	126,779	116,451	364,380	354,240
	382,679	296,212	1,025,277	823,189
Costs and expenses:
Products	190,434	125,536	491,856	334,202
Services	77,224	80,401	243,851	245,075
Selling, general and administrative expenses	82,167	58,267	211,348	183,720
Research and development	12,470	13,934	38,236	40,113
Amortization of purchased intangibles	9,717	6,153	32,677	19,988
Gain on sale of fixed assets	(32,563)	—	(32,563)	—
Restructuring costs	8,505	1,631	12,254	3,382
	347,954	285,922	997,659	826,480

Operating income (loss)	34,725	10,290	27,618	(3,291)

Other income (expenses):
Interest and dividend income	1,696	765	4,343	1,872
Interest expense	(6,132)	(2,567)	(14,695)	(8,152)
Other income (expense), net	(8,714)	(3,831)	(17,069)	(1,881)

Income (loss) from continuing operations before income taxes	21,575	4,657	197	(11,452)

Income tax (benefit) provision	1,029	5,627	(305)	4,299

Income (loss) from continuing operations	20,546	(970)	502	(15,751)
Net income (loss) from discontinued operations	(202)	5,380	(1,541)	8,364
Net income (loss)	20,344	4,410	(1,039)	(7,387)

Less noncontrolling interest in loss of VIE	(3,566)	(1,881)	(8,970)	(1,881)

Net income (loss) attributable to Cubic	$23,910	$6,291	$7,931	$(5,506)

Amounts attributable to Cubic:
Net income (loss) from continuing operations	$24,112	$911	$9,472	$(13,870)
Net income (loss) from discontinued operations	(202)	5,380	(1,541)	8,364
Net income (loss) attributable to Cubic	$23,910	$6,291	$7,931	$(5,506)

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$0.77	$0.03	$0.31	$(0.51)
Discontinued operations	$(0.01)	$0.20	$(0.05)	$0.31
Basic earnings per share attributable to Cubic	$0.77	$0.23	$0.26	$(0.20)

Diluted
Continuing operations attributable to Cubic	$0.77	$0.03	$0.31	$(0.51)
Discontinued operations	$(0.01)	$0.20	$(0.05)	$0.31
Diluted earnings per share attributable to Cubic	$0.77	$0.23	$0.26	$(0.20)

Dividends per common share	$—	$—	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	31,160	27,232	30,267	27,221
Diluted	31,249	27,374	30,332	27,221

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$20,344	$4,410	$(1,039)	$(7,387)
Other comprehensive income (loss):
Foreign currency translation	(1,900)	(10,628)	(2,256)	(7,276)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(483)	640	98	(123)
Adjustment for net gains/losses realized and included in net income, net of tax	69	502	331	1,101
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(414)	1,142	429	978
Total other comprehensive loss	(2,314)	(9,486)	(1,827)	(6,298)
Total comprehensive income (loss)	18,030	(5,076)	(2,866)	(13,685)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(3,566)	(1,881)	(8,970)	(1,881)
Comprehensive income (loss) attributable to Cubic, net of tax	$21,596	$(3,195)	$6,104	$(11,804)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$62,522	$111,834
Cash in consolidated VIE	359	374
Restricted cash	17,062	17,400
Restricted cash in consolidated VIE	9,967	10,000
Accounts receivable:
Long-term contracts	180,594	393,691
Allowance for doubtful accounts	(1,745)	(1,324)
	178,849	392,367

Contract assets	275,422	—
Recoverable income taxes	8,701	91
Inventories	124,297	84,199
Assets held for sale	—	8,177
Other current assets	40,615	43,705
Other current assets in consolidated VIE	53	—
Total current assets	717,847	668,147

Long-term contracts receivables	—	6,134
Long-term contracts financing receivables	38,885	—
Long-term contracts financing receivables in consolidated VIE	90,233	—
Long-term capitalized contract costs	—	84,924
Long-term capitalized contract costs in consolidated VIE	—	1,258
Property, plant and equipment, net	137,004	117,546
Deferred income taxes	5,102	4,713
Goodwill	578,945	333,626
Purchased intangibles, net	175,207	73,533
Other assets	70,396	14,192
Other assets in consolidated VIE	1,266	810
Total assets	$1,814,885	$1,304,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$231,000	$—
Trade accounts payable	154,291	125,414
Trade accounts payable in consolidated VIE	88	165
Contract liabilities	62,266	—
Customer advances	—	75,941
Accrued compensation and other current liabilities	92,327	118,233
Accrued compensation and other current liabilities in consolidated VIE	183	—
Income taxes payable	1,292	8,586
Current portion of long-term debt	10,713	—
Total current liabilities	552,160	328,339

Long-term debt	189,103	199,793
Long-term debt in consolidated VIE	45,991	9,056
Other long-term liabilities	45,152	43,486
Other long-term liabilities in consolidated VIE	16,897	13

Shareholders’ equity:
Common stock	268,965	45,008
Retained earnings	825,396	801,834
Accumulated other comprehensive loss	(112,470)	(110,643)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	945,813	700,121
Noncontrolling interest in consolidated VIE	19,769	24,075
Total shareholders’ equity	965,582	724,196
Total liabilities and shareholders’ equity	$1,814,885	$1,304,883

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Activities:
Net income (loss)	$20,344	$4,410	$(1,039)	$(7,387)
Net (income) loss from discontinued operations	202	(5,380)	1,541	(8,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,351	10,642	48,949	34,133
Share-based compensation expense	4,402	2,603	10,760	5,100
Change in fair value of contingent consideration	1,163	(6)	1,833	446
Gain on sale of property, plant and equipment	(32,563)	—	(32,563)	—
Gain on sale of investment in real estate	—	—	—	(1,474)
Deferred income taxes	(948)	(10,013)	(6,773)	(10,198)
Changes in operating assets and liabilities, net of effects from acquisitions	(6,897)	(35,026)	(105,364)	(44,047)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	1,054	(32,770)	(82,656)	(31,791)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	8,364	—	14,497
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,054	(24,406)	(82,656)	(17,294)

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(395,854)	(9,534)
Proceeds from sale of property, plant and equipment	44,891	—	44,891	—
Purchases of property, plant and equipment	(13,114)	(9,334)	(35,291)	(21,120)
Proceeds from sale of investment in real estate	—	—	—	2,400
Purchase of non-marketable debt and equity securities	(52,997)	(222)	(52,997)	(1,472)
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(21,220)	(9,556)	(439,251)	(29,726)
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	133,795	—	133,795
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,220)	124,239	(439,251)	104,069

Financing Activities:
Proceeds from short-term borrowings	168,000	79,700	782,500	198,820
Principal payments on short-term borrowings	(146,000)	(156,700)	(551,500)	(253,820)
Proceeds from long-term borrowings in consolidated VIE	19,841	28,378	35,816	28,378
Deferred financing fees	(1,854)	—	(1,854)	—
Deferred financing fees in consolidated VIE	(213)	(2,180)	(690)	(2,180)
Proceeds from stock issued under employee stock purchase plan	—	(88)	783	710
Purchase of common stock	—	(31)	(3,419)	(2,355)
Dividends paid	—	—	(4,205)	(3,676)
Contingent consideration payments related to acquisitions of businesses	—	—	(820)	(656)
Proceeds from equity offering, net	—	—	215,832	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,774	(50,921)	472,443	(34,779)

Effect of exchange rates on cash	(1,574)	342	(234)	(190)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,034	49,254	(49,698)	51,806

Cash and cash equivalents at the beginning of the period	71,876	71,129	139,608	68,577

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$89,910	$120,383	$89,910	$120,383

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of Trafficware, net	$—	$—	$1,588	$—
Receivable recognized in connection with the acquisition of GRIDSMART, net	$—	$—	$442	$—
Liability recognized in connection with the acquisition of Nuvotronics, net	$—	$—	$5,300	$—

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Quarter Ended June 30, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding
April 1, 2019	$264,612	$801,486	$(110,156)	$(36,078)	$23,325	31,150

Net income (loss)	—	23,910	—	—	(3,566)	—
Other comprehensive loss, net of tax	—	—	(2,314)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	12
Purchase of common stock	—	—	—	—	—	(2)
Stock-based compensation	4,402	—	—	—	—	—
Other	(49)	—	—	—	10	—

June 30, 2019	$268,965	$825,396	$(112,470)	$(36,078)	$19,769	31,160

	For the Nine Months Ended June 30, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

Net income (loss)	—	7,931	—	—	(8,970)	—
Other comprehensive loss, net of tax	—	—	(1,827)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	144
Stock issued under employee stock purchase plan	783	—	—	—	—	15
Purchase of common stock	(3,419)	—	—	—	—	(49)
Stock-based compensation	10,760	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering, net	215,832	—	—	—	—	3,795
Cash dividends paid -- $.14 per share of common stock	—	(4,205)	—	—	—	—
Other	1	2	—	—	9	—

June 30, 2019	$268,965	$825,396	$(112,470)	$(36,078)	$19,769	31,160

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Quarter Ended June 30, 2018
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding
April 1, 2018	$40,079	$779,012	$(103,438)	$(36,078)	$—	27,225

Net income (loss)	—	6,291	—	—	(1,881)	—
Other comprehensive loss, net of tax	—	—	(9,486)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	19
Purchase of common stock	(114)	—	—	—	—	(5)
Stock-based compensation	1,500	—	—	—	—	—

June 30, 2018	$41,465	$785,303	$(112,924)	$(36,078)	$(1,881)	27,239

	For the Nine Months Ended June 30, 2018
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands except per share amounts)	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2017	$37,850	$794,485	$(106,626)	$(36,078)	$—	27,127

Net loss	—	(5,506)	—	—	(1,881)	—
Other comprehensive loss, net of tax	—	—	(6,298)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	151
Stock issued under employee stock purchase plan	710	—	—	—	—	14
Purchase of common stock	(2,355)	—	—	—	—	(53)
Stock-based compensation	5,260	—	—	—	—	—
Cash dividends paid -- $.14 per share of common stock	—	(3,676)	—	—	—	—

June 30, 2018	$41,465	$785,303	$(112,924)	$(36,078)	$(1,881)	27,239

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2019

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Through September 30, 2017 our principal lines of business were fare collection and real time information systems and services, defense training and command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) systems, and defense services. On April 18, 2018, we entered into a stock purchase agreement with Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP, under which we agreed to sell our Cubic Global Defense Services (CGD Services) business to the Purchaser. The sale closed on May 31, 2018. As a result of the sale, the operating results and cash flows of CGD Services have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification. In addition, we concluded that Cubic Mission Solutions became a separate operating and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable segments: Cubic Transportation Systems (CTS), Cubic Global Defense (CGD) and Cubic Mission Solutions (CMS).

Recently Adopted Accounting Pronouncements – Revenue Recognition

Revenue Recognition: Effective October 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as Accounting Standards Codification (ASC) 606), using the modified retrospective transition method. The adoption of ASC 606 resulted in a change in our significant accounting policy regarding revenue recognition, and resulted in changes in our accounting policies regarding contract estimates, backlog, inventory, contract assets, long-term capitalized contract costs, and contract liabilities as described below.

The cumulative effect of applying the standard was an increase of $24.5 million to shareholders' equity as of October 1, 2018. Our Condensed Consolidated Statements of Operations for the quarter and nine months ended June 30, 2019 and our Condensed Consolidated Balance Sheet as of June 30, 2019 are presented under ASC 606, while our Condensed Consolidated Statements of Operations for the quarter and nine months ended June 30, 2018 and our Condensed Consolidated Balance Sheet as of September 30, 2018 are presented under the legacy revenue recognition guidance under ASC 605. See Note 2 for disclosure of the impact of the adoption of ASC 606 on our Condensed Consolidated Statements of Operations for the quarter and nine months ended June 30, 2019 and our Condensed Consolidated Balance Sheet as of June 30, 2019, and the effect of changes made to our Condensed Consolidated Balance Sheet as of October 1, 2018.

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

Some of our contracts have multiple performance obligations, primarily (i) related to the provision of multiple goods or services or (ii) due to the contract covering multiple phases of the product lifecycle (for instance: development and engineering, production, maintenance and support). For contracts with more than one performance obligation, we allocate the transaction price to the performance obligations based upon their relative standalone selling prices. For such contracts we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. In cases where a contract requires a customized good or service, our primary method used to estimate the standalone selling price is the expected cost plus a margin approach. In cases where we sell a standard product or service offering, the standalone selling price is based on an observable standalone selling price. A number of our contracts with the U.S. government, including contracts under the U.S. Department of Defense’s Foreign Military Sales program (FMS Contracts), are subject to the Federal Acquisition Regulations (FAR) and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in our contracts with the U.S. government and FMS Contracts are typically equal to the selling price stated in the contract. Therefore, we typically do not need to allocate (or reallocate) the transaction price to multiple performance obligations in our contracts with the U.S. government.

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

We record sales under cost-reimbursement-type contracts as we incur the costs. For cost-reimbursement type contracts with the U.S. government, the FAR provides guidance on the types of costs that will be reimbursed in establishing the contract price.

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

In addition, we are subject to audits of incurred costs related to many of our U.S. government contracts. These audits could produce different results than we have estimated for revenue recognized on our cost-based contracts with the U.S. government; however, our experience has been that our costs are acceptable to the government.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating income (loss)	$(1,054)	$2,239	$(1,040)	$114
Net income (loss) from continuing operations	(1,185)	1,739	(1,100)	109
Diluted earnings per share	(0.04)	0.06	(0.04)	—

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It comprises both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of June 30, 2019, our ending backlog was $3.688 billion. We expect to recognize approximately 30% of our June 30, 2019 backlog over the next 12 months and approximately 45% over the next 24 months as revenue, with the remainder recognized thereafter.

Disaggregation of Revenue: See Note 14 for information regarding our sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Accounts Receivable: Receivables consist of billed amounts due from our customers. Due to the nature of our customers, we generally do not require collateral. We have limited exposure to credit risk as we have historically collected substantially all of our receivables. We generally require minimal allowance for doubtful accounts for our customers, which amounted to $1.7 million and $1.3 million as of June 30, 2019 and September 30, 2018, respectively.

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

Recently Adopted Accounting Pronouncements – Income Taxes

On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (Tax Act). Due to the complexity of the Tax Act, the SEC issued guidance in Staff Accounting Bulletin (SAB) 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During fiscal year 2018, we recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. The SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

Recently Adopted Accounting Pronouncements – Other

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 was adopted by us beginning October 1, 2018. The application of this accounting standard update did not impact our Condensed Consolidated Statements of Income or our Condensed Consolidated Balance Sheets, but resulted in a retrospective change in the presentation of restricted cash, including the inclusion of our restricted cash balances within the beginning and ending amounts of cash and cash equivalents in our Statements of Cash Flows. In addition, changes in the total of cash, cash equivalents and restricted cash are now reflected in our Statements of Cash Flows for all periods presented.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To satisfy that objective, the amendments expand and refine hedge accounting for both non-financial and financial risk components, and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments (1) permit hedge accounting for risk components in hedging relationships involving non-financial risk and interest rate risk; (2) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (3) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (4) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-currency basis spread from the assessment of hedge effectiveness. The amendments in this ASU are effective for us in our annual period beginning October 1, 2019 and interim periods within that year. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements.

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

Based on contracts in process at September 30, 2018, upon adoption of ASC 606 we recorded a net increase to shareholders’ equity of $24.5 million, which includes the acceleration of net sales of approximately $114.9 million and the related cost of sales of $90.4 million. The adjustment to shareholders’ equity primarily relates to multiple element transportation contracts that previously required the deferral of revenue and costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not required. In addition, the adjustment to shareholders’ equity is attributed to contracts previously accounted for under the units-of-delivery method, which are now recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under ASC 605. In accordance with the modified retrospective transition provisions of ASC 606, we will not recognize any of the accelerated net sales and related cost of sales through October 1, 2018 in our Condensed Consolidated Statements of Operations for any historical or future period.

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

The table below presents how the adoption of ASC 606 affected certain line items on our Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2019 (in thousands, except per share data):

	Three months ended June 30, 2019			Nine months ended June 30, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Net sales:
Products	$240,604	$15,296	$255,900	$588,754	$72,143	$660,897
Services	126,790	(11)	126,779	365,099	(719)	364,380
	367,394	15,285	382,679	953,853	71,424	1,025,277
Costs and expenses:
Products	179,281	11,153	190,434	433,351	58,505	491,856
Services	77,224	—	77,224	243,851	—	243,851
Selling, general and administrative expenses	81,673	494	82,167	210,791	557	211,348
Research and development	12,470	—	12,470	38,236	—	38,236
Amortization of purchased intangibles	9,717	—	9,717	32,677	—	32,677
Gain on sale of fixed assets	(32,563)	—	(32,563)	(32,563)	—	(32,563)
Restructuring costs	8,505	—	8,505	12,254	—	12,254
	336,307	11,647	347,954	938,597	59,062	997,659

Operating income	31,087	3,638	34,725	15,256	12,362	27,618

Other income (expenses):
Interest and dividend income	39	1,657	1,696	169	4,174	4,343
Interest expense	(6,132)	—	(6,132)	(14,695)	—	(14,695)
Other income (expense), net	(8,714)	—	(8,714)	(17,069)	—	(17,069)

Income (loss) from continuing operations before income taxes	16,280	5,295	21,575	(16,339)	16,536	197

Income tax provision (benefit)	1,113	(84)	1,029	(467)	162	(305)

Income (loss) from continuing operations	15,167	5,379	20,546	(15,872)	16,374	502
Net loss from discontinued operations	(202)	—	(202)	(1,541)	—	(1,541)
Net income (loss)	14,965	5,379	20,344	(17,413)	16,374	(1,039)

Less noncontrolling interest in loss of VIE	(7,074)	3,508	(3,566)	(16,940)	7,970	(8,970)

Net income (loss) attributable to Cubic	$22,039	$1,871	$23,910	$(473)	$8,404	$7,931

Amounts attributable to Cubic:
Net income from continuing operations	22,241	1,871	24,112	1,068	8,404	9,472
Net loss from discontinued operations	(202)	—	(202)	(1,541)	—	(1,541)
Net income (loss) attributable to Cubic	$22,039	$1,871	$23,910	$(473)	$8,404	$7,931

Net income (loss) per share:
Basic earnings per share attributable to Cubic	$0.71	$0.06	$0.77	$(0.02)	$0.28	$0.26
Diluted earnings per share attributable to Cubic	$0.71	$0.06	$0.77	$(0.02)	$0.28	$0.26

The table below quantifies the impact of adopting ASC 606 on segment net sales and operating income (loss) for the three and nine month periods ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019			Nine months ended June 30, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Sales:
Cubic Transportation Systems	$201,935	$10,737	$212,672	$557,234	$37,938	$595,172
Cubic Mission Solutions	94,352	626	94,978	202,392	914	203,306
Cubic Global Defense	71,107	3,922	75,029	194,227	32,572	226,799
Total sales	$367,394	$15,285	$382,679	$953,853	$71,424	$1,025,277

Operating income (loss):
Cubic Transportation Systems	$14,489	$2,788	$17,277	$29,348	$7,700	$37,048
Cubic Mission Solutions	1,187	43	1,230	(12,045)	(88)	(12,133)
Cubic Global Defense	1,121	807	1,928	5,248	4,750	9,998
Unallocated corporate expenses	14,290	—	14,290	(7,295)	—	(7,295)
Total operating income	$31,087	$3,638	$34,725	$15,256	$12,362	$27,618

The table below presents how the impact of the adoption of ASC 606 affected certain line items on our Condensed Consolidated Balance Sheet at June 30, 2019 (in thousands):

			As Reported
	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606
ASSETS
Current assets:
Cash and cash equivalents	$62,522	$—	$62,522
Cash in consolidated VIE	359	—	359
Restricted cash	17,062	—	17,062
Restricted cash in consolidated VIE	9,967	—	9,967
Accounts receivable, net	394,777	(215,928)	178,849
Contract assets	(5,052)	280,474	275,422
Recoverable income taxes	8,481	220	8,701
Inventories	171,247	(46,950)	124,297
Assets held for sale	—	—	—
Other current assets	40,615	—	40,615
Other current assets in consolidated VIE	53	—	53
Total current assets	700,031	17,816	717,847

Long-term contracts receivables	3,201	(3,201)	—
Long-term contracts financing receivables	—	38,885	38,885
Long-term contracts financing receivables in consolidated VIE	—	90,233	90,233
Long-term capitalized contract costs	119,331	(119,331)	—
Long-term capitalized contract costs in consolidated VIE	2,255	(2,255)	—
Property, plant and equipment, net	137,004	—	137,004
Deferred income taxes	4,867	235	5,102
Goodwill	578,945	—	578,945
Purchased intangibles, net	175,207	—	175,207
Other assets	70,396	—	70,396
Other noncurrent assets in consolidated VIE	1,266	—	1,266
Total assets	$1,792,503	$22,382	$1,814,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$231,000	$—	$231,000
Trade accounts payable	156,544	(2,253)	154,291
Trade accounts payable in consolidated VIE	88	—	88
Contract liabilities	—	62,266	62,266
Customer advances	78,760	(78,760)	—
Accrued compensation and other current liabilities	92,327	—	92,327
Accrued compensation and other current liabilities in consolidated VIE	183	—	183
Income taxes payable	1,026	266	1,292
Current portion of long-term debt	10,713	—	10,713
Total current liabilities	570,641	(18,481)	552,160

Long-term debt	189,103	—	189,103
Long-term debt in consolidated VIE	45,991	—	45,991
Other long-term liabilities	45,152	—	45,152
Other long-term liabilities in consolidated VIE	16,897	—	16,897

Shareholders’ equity:
Common stock	268,965	—	268,965
Retained earnings	797,158	28,238	825,396
Accumulated other comprehensive loss	(112,470)	—	(112,470)
Treasury stock at cost	(36,078)	—	(36,078)
Shareholders’ equity related to Cubic	917,575	28,238	945,813
Noncontrolling interest in VIE	7,144	12,625	19,769
Total shareholders’ equity	924,719	40,863	965,582
Total liabilities and shareholders’ equity	$1,792,503	$22,382	$1,814,885

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

The operations and cash flows of CGD Services are reflected in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows as discontinued operations through May 31, 2018, the date of the sale. The following table presents the composition of net income from discontinued operations, net of taxes for the three- and nine-month periods ended June 30, 2019 and June 30, 2018 (in thousands).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$—	$71,867	$—	$262,228
Costs and expenses:
Cost of sales	—	64,597	—	235,279
Selling, general and administrative expenses	—	3,133	—	10,676
Amortization of purchased intangibles	—	276	—	1,373
Restructuring costs	—	—	—	7
Other income	—	(2)	—	(15)
Earnings from discontinued operations before income taxes	—	3,863	—	14,908
Net (gain) loss on sale	202	(819)	1,541	6,081
Income tax (benefit) provision	—	(698)	—	463
Net income (loss) from discontinued operations	$(202)	$5,380	$(1,541)	$8,364

Business Acquisitions

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding capital stock of PIXIA Corp (Pixia), a private software company based in Herndon, Virginia, which provides high performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures. Our purchase agreement with Pixia includes an option to purchase the remaining

80% of the capital stock, which must be exercised by December 31, 2019. We are accounting for our investment in Pixia using the equity method of accounting. As such, we recorded a $50.0 million investment in Pixia within other assets on our Condensed Consolidated Balance Sheet, and our interest in Pixia’s operating results is recognized in other income (expense) outside of operating income on our Condensed Consolidated Statements of Income. However, our interest in Pixia’s operating income was not significant for the quarter ended June 30, 2019.

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

Nuvotronics’ sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$3.6	$—	$4.3	$—
Operating loss	(3.2)	—	(4.9)	—
Net loss after taxes	(3.2)	—	(4.9)	—

Nuvotronics’ operating results above included the following amounts (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization	$0.6	$—	$0.7	$—
Acquisition-related expenses	1.1	—	2.9	—

The acquisition-date fair value of consideration is $66.8 million, which is comprised of net cash paid of $61.5 million, plus the estimated fair value of contingent consideration of $4.9 million, plus a $0.4 million estimated payable due to the sellers for the difference between the net working capital acquired and the targeted working capital amounts. The acquisition was financed primarily with proceeds from draws on our line of credit. Under the purchase agreement, we will pay the sellers up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$22.7
Trade name	1.5
Backlog	1.4
Non-compete agreements	0.5
Customer relationships	0.6
Accounts receivable and contract assets	2.6
Fixed assets	2.7
Accounts payable and accrued expenses	(1.8)
Deferred taxes	(3.5)
Other net assets acquired (liabilities assumed)	(0.6)
Net identifiable assets acquired	26.1
Goodwill	40.7
Net assets acquired	$66.8

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

The estimated amortization expense related to the intangible assets recorded in connection with our acquisition of Nuvotronics is as follows (in millions):

Year Ended
September 30,
2019	$1.2
2020	4.0
2021	3.0
2022	3.0
2023	2.9
Thereafter	12.6

GRIDSMART Technologies, Inc.

In January 2019, we acquired all of the outstanding capital stock of GRIDSMART Technologies, Inc. (GRIDSMART), a provider of differentiated video tracking solutions to the Intelligent Traffic Systems (ITS) market. Based in Knoxville, Tennessee, GRIDSMART specializes in video detection at the intersection utilizing advanced image processing, computer vision modeling and machine learning along with a single camera solution providing best-in-class data for optimizing the flow of people and traffic through intersections. GRIDSMART is expected to provide synergies from combining its capabilities with our existing CTS business.

GRIDSMART’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$7.7	$—	$14.0	$—
Operating income (loss)	0.7	—	(1.3)	—
Net income (loss) after taxes	0.7	—	(1.3)	—

GRIDSMART’s operating results above included the following amounts (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization	$1.3	$—	$2.7	$—
Acquisition-related expenses	0.6	—	2.4	—

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

Trafficware’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$15.8	$—	$38.0	$—
Operating loss	(1.0)	—	(9.5)	—
Net loss after taxes	(1.0)	—	(9.5)	—

Trafficware’s operating results above included the following amounts (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization	$2.8	$—	$12.4	$—
Acquisition-related expenses	0.9	—	4.4	—

The acquisition-date fair value of consideration is $237.2 million. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$43.3
Customer relationships	21.9
Backlog	4.8
Trade name	4.6
Accounts receivable	10.4
Inventory	9.9
Accounts payable and accrued expenses	(6.6)
Other net assets acquired (liabilities assumed)	(1.9)
Net identifiable assets acquired	86.4
Goodwill	150.8
Net assets acquired	$237.2

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

Year Ended
September 30,
2019	$15.3
2020	11.4
2021	11.4
2022	11.4
2023	6.4
Thereafter	18.7

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

Shield’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$—	$—	$—	$—
Operating loss	(2.0)	—	(4.8)	—
Net loss after taxes	(2.0)	—	(4.8)	—

Shield’s operating results above included the following amounts (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization	$0.2	$—	$0.6	$—
(Gains) for changes in fair values of contingent consideration	(0.7)	—	(0.4)	—

The acquisition-date fair value of consideration is $12.8 million, which is comprised of the fair value of contingent consideration of $5.6 million, extinguishment of secured loans and warrants due from Shield of $5.2 million, cash paid of $1.3 million, plus additional consideration to be paid in the future of $0.7 million. Under the purchase agreement, we will pay the sellers up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

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

MotionDSP’s sales and results of operations included in our operating results since its consolidation in our financial statements were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$0.6	$0.3	$1.1	$0.4
Operating loss	(0.1)	(0.2)	(0.5)	(1.0)
Net loss after taxes	(0.1)	(0.2)	(0.5)	(1.0)

MotionDSP’s operating results above included the following amounts (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization	$0.2	$0.2	$0.6	$0.2
Acquisition-related expenses	—	0.1	0.2	0.7

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Nuvotronics, GRIDSMART, Trafficware, Shield, and MotionDSP had been included in our consolidated results since October 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$382.7	$322.4	$1,039.6	$891.4

Net income (loss)	24.1	(1.5)	4.9	(28.3)

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other items that do not reflect ongoing operations, or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2017, and it does not purport to project our future operating results.

Goodwill

Changes in goodwill for the nine months ended June 30, 2019 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense	Total

Net balances at September 30, 2018	$49,786	$138,127	$145,713	$333,626
Acquisitions	205,778	40,709	—	246,487
Reassignment of goodwill	—	3,428	(3,428)	—
Foreign currency exchange rate changes	(989)	(215)	36	(1,168)
Net balances at June 30, 2019	$254,575	$182,049	$142,321	$578,945

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

The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying amount, including recorded goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying amount. Any resulting impairment determined would be recorded in the current period.

Our most recent annual goodwill impairment test was our 2018 annual impairment test completed as of July 1, 2018. The results of our 2018 annual impairment test indicated that the estimated fair value for our CTS reporting unit exceeded its carrying value by over 100% while the estimated fair amounts of our CGD and CMS reporting units each exceeded their respective carrying amounts by over 40%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

In July 2017, we acquired Deltenna, a wireless infrastructure company specializing in the design and delivery of radio and antenna communication solutions. The acquisition-date fair value of consideration paid for Deltenna was $5.3 million. Deltenna’s operations were included in our CGD reporting unit upon its acquisition. On April 1, 2019, we reorganized our reporting structure to include Deltenna in our CMS reporting unit and reassigned $3.4 million of goodwill from CGD to CMS based upon its relative fair value. Since its acquisition, Deltenna’s sales, operating results, and cash flows have not been significant to our consolidated results. As such, reportable segment information has not been restated for this change in the composition of our reportable segments.

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

Upon creation of the P3 Venture, John Laing made a loan to HoldCo of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently, HoldCo made a corresponding equity contribution to OpCo in the same amount which is included within equity of Noncontrolling interest in VIE in Cubic’s consolidated financial statements. Also, upon creation of the P3 Venture, Cubic issued a letter of credit for $2.7 million to HoldCo in accordance with Cubic’s equity funding responsibilities. HoldCo is able to draw on the Cubic letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of June 30, 2019.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of LIBOR plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At June 30, 2019, the outstanding balance on the long-term debt facility was $46.0 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo’s debt is nonrecourse with respect to Cubic and its subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

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

OpCo has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo’s expected draws on its long-term debt facility. At June 30, 2019, the outstanding notional principal amounts on open interest rate swaps were $117.3 million. The fair value of OpCo’s interest rate swaps at June 30, 2019 was $16.9 million and is recorded as a liability in other long-term liabilities in our Consolidated Balance Sheets. OpCo’s interest rate swaps were not designated as effective hedges at June 30, 2019 and as such unrealized gains/losses are included in other income (expense), net. Unrealized losses as a result of changes in the fair value of OpCo’s interest rate swaps were $7.0 million and $16.9 million for the three- and nine-month periods ended June 30, 2019, respectively. See Note 13 for a description of the measurement of fair value of derivative financial instruments, including OpCo’s interest rate swaps.

OpCo holds a restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of OpCo that are consolidated into our Condensed Consolidated Balance Sheets at June 30, 2019 and September 30, 2018 are as follows:

	June 30,	September 30,
	2019	2018
	(in thousands)
Cash	$359	$374
Restricted cash	9,967	10,000
Other current assets	53	—
Long-term capitalized contract costs	—	33,818
Long-term contracts financing receivable	90,233	—
Other noncurrent assets	1,266	810
Total assets	$101,878	$45,002

Trade accounts payable	$88	$165
Accrued compensation and other current liabilities	183	—
Due to Cubic	19,460	11,724
Other long-term liabilities	16,897	13
Long-term debt	45,991	9,056
Total liabilities	$82,619	$20,958
Total Cubic equity	(510)	(304)
Noncontrolling interests	19,769	24,348
Total liabilities and owners' equity	$101,878	$45,002

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

Prior to the adoption of ASC 606, Cubic and OpCo were precluded from recognizing revenue on the MBTA Contract because MBTA was not required to make payments to OpCo until the operate and maintain phase of the contract began. During this time period Cubic and OpCo were capitalizing costs associated with designing and building the system for MBTA. Upon the adoption of ASC 606, Cubic and OpCo no longer defer the recognition of revenue and costs related to the MBTA contract and therefore costs are no longer capitalized.

The revenue, operating income, and other income (expense), net of OpCo that are included in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$3,233	$—	$7,519	$—
Operating income	2,823	—	6,521	—
Other income (expense), net	(7,031)	(2,090)	(16,884)	(2,090)
Interest income	1,075	—	2,335	—
Interest expense	(829)	—	(1,939)	—

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

The weighted average number of shares outstanding used to compute net loss per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted average shares - basic	31,160	27,232	30,267	27,221
Effect of dilutive securities	89	142	65	—
Weighted average shares - diluted	31,249	27,374	30,332	27,221

Number of anti-dilutive securities	—	—	—	1,023

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

	June 30,	October 1,
	2019	2018

Contract assets	$275,422	$272,210
Contract liabilities	$62,266	$70,127

Contract assets increased $3.2 million during the nine months ended June 30, 2019, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended June 30, 2019 for which we have not yet billed. There were no significant impairment losses related to our contract assets during the nine months ended June 30, 2019.

Contract liabilities decreased $7.9 million during the nine months ended June 30, 2019, due to revenue recognition in excess of payments received on these performance obligations. During the three- and nine-month periods ended June 30, 2019, we recognized $12.8 million and $47.6 million, respectively, of our contract liabilities at October 1, 2018 as revenue. We expect our contract liabilities to be recognized as revenue over the next twelve months.

Note 7 — Balance Sheet Details

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30,	September 30,
	2019	2018

Accounts receivable
Billed	$180,594	$156,948
Unbilled	—	242,877
Allowance for doubtful accounts	(1,745)	(1,324)
Total accounts receivable	178,849	398,501
Less estimated amounts not currently due	—	(6,134)
Current accounts receivable	$178,849	$392,367

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. During the third quarter of fiscal 2019, we sold $25.0 million of trade receivables to a financial institution that had not been collected as of June 30, 2019.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2019	2018

Finished products	$12,745	$7,099
Work in process and inventoried costs under long-term contracts	73,838	63,169
Materials and purchased parts	37,714	23,710
Customer advances	—	(9,779)
Net inventories	$124,297	$84,199

At June 30, 2019, work in process and inventoried costs under long-term contracts includes approximately $2.5 million in costs incurred outside the scope of work or in advance of a contract award compared to $0.9 million at September 30, 2018. We believe it is probable that we will recover the costs inventoried at June 30, 2019, plus a profit margin, under contract change orders or awards within the next year.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	June 30,	September 30,
	2019	2018
Land and land improvements	$9,611	$13,132
Buildings and improvements	32,343	57,959
Machinery and other equipment	94,447	81,727
Software	94,821	84,631
Leasehold improvements	17,351	11,991
Construction and internal-use software development in progress	18,069	12,888
Accumulated depreciation and amortization	(129,638)	(144,782)
	$137,004	$117,546

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution will own the buildings, and we will lease the property for a term of five years upon their completion.

In the third quarter of fiscal 2019 we sold the land and buildings comprising our separate CTS campus in San Diego. We have entered into a lease with the buyer of this campus and CTS employees will continue to occupy this separate campus until the new buildings on our corporate campus are ready for occupancy in fiscal 2021. In the third quarter of fiscal 2019 we also sold land and buildings in Orlando, Florida and we are entering a lease for new space in Orlando to accommodate our employees and operations in Orlando. In connection with the sale of these real estate campuses we received total net proceeds of $44.9 million and recognized net gains on the sales totaling $32.6 million.

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

Excluding businesses that we acquired in fiscal 2019, we completed the planned implementation of our ERP system in the fourth quarter of fiscal 2018. We continue to capitalize costs associated with the development of certain ERP features and upgrades that are not yet ready for their intended use. We capitalized costs related to ERP components in development totaling $0.1 million and $0.7 million for the three- and nine-month periods ended June 30, 2019, respectively, and $1.9 million and $6.5 million for the three- and nine-month periods ended June 30, 2018, respectively.

In addition to software costs that were capitalized, during the three- and nine-month periods ended June 30, 2019, we recognized expenses related to the development and implementation of our ERP system of $0.3 million and $1.3 million, respectively, compared to $2.8 million and $13.1 million during the three- and nine-month periods ended June 30, 2018, respectively, for costs that did not meet the requirements for capitalization. Amounts that were expensed in connection with the development and implementation of these systems are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other long-term liabilities in our Condensed Consolidated Balance Sheets and totaled $11.1 million at June 30, 2019 and $11.5 million at September 30, 2018.

We have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The carrying values of assets set aside to fund deferred compensation liabilities totaled $6.3 million at June 30, 2019 and at September 30, 2018 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

Note 8 — Fair Value of Financial Instruments

The valuation techniques required to determine fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

●	Level 1 - Quoted prices for identical instruments in active markets.
●	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level 3 - Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	June 30, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$—	$—	$—	$9,000	$—	$—	$9,000
Current derivative assets	—	2,019	—	2,019	—	1,803	—	1,803
Noncurrent derivative assets	—	314	—	314	—	314	—	314
Noncurrent investment assets	—	—	3,076	3,076	—	—	—	—
Total assets measured at fair value	$—	$2,333	$3,076	$5,409	$9,000	$2,117	$—	$11,117
Liabilities
Current derivative liabilities	—	1,263	—	1,263	—	1,657	—	1,657
Noncurrent derivative liabilities	—	116	—	116	—	75	—	75
Contingent consideration to seller of Deltenna	—	—	2,580	2,580	—	—	1,081	1,081
Contingent consideration to seller of Shield	—	—	5,203	5,203	—	—	5,618	5,618
Contingent consideration to seller of TeraLogics - revenue targets	—	—	—	—	—	—	1,750	1,750
Contingent consideration to seller of H4 Global	—	—	679	679	—	—	665	665
Contingent consideration to seller of Nuvotronics	—	—	5,250	5,250	—	—	—	—
Total liabilities measured at fair value	$—	$1,379	$13,712	$15,091	$—	$1,732	$9,114	$10,846

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

At June 30, 2019, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

●	H4 Global: Payments of up to $3.0 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
●	Deltenna: Payments of up to $7.1 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the fiscal year ending September 30, 2022.
●	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.
●	Nuvotronics: Payments of up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021.

In addition, we have a contingent consideration arrangement with the Purchaser of our CGD Services business under which we are eligible to receive a cash payment of $3.0 million if the Purchaser is awarded certain government contracts in the future.

The fair value of Deltenna contingent consideration was valued using the real option approach. Under this approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and was 37% as of June 30, 2019 and 53% as of September 30, 2018. The selected discount rate was 11% as of June 30, 2019 and 11.5% as of September 30, 2018.

The maximum remaining payout to the sellers of H4 Global is $3.0 million at June 30, 2019, and is based upon the value of contracts entered into over the five-year period ending September 30, 2020. The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global purchase agreement, contingent consideration will be paid over a five-year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios and summing the present value of any future payments.

The fair value of the Shield contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenues and cash flows, and volatility. The volatility and revenue risk adjustment factors were determined based on analysis of publicly traded comparable companies and as of June 30, 2019 were 26.0% and 17.4%, respectively, and as of September 30, 2018 were 20.0% and 14.5%, respectively. The discount rate used was based on our expected borrowing rate under our financing arrangements, which was determined to be 4.1% at June 30, 2019 and 3.9% at September 30, 2018.

The fair value of the Nuvotronics contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12- month periods ended December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected gross profits, assumed discount rates for projected gross profits, and gross profit volatility. The volatility factor used as of June 30, 2019 was 12.9% and was determined based on analysis of publicly traded comparable companies. The discount rate used as of June 30, 2019 was 7.3%, which was based on our risk-free rate of return adjusted for our gross profit required risk premium.

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

As of June 30, 2019, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	TeraLogics (Revenue Targets)	Deltenna	Shield	Nuvotronics	Total
Net balances at September 30, 2018	$665	$1,750	$1,081	$5,618	$—	$9,114
Initial measurement recognized at acquisition	—	—	—	—	4,900	4,900
Cash paid to seller	(385)	(1,750)	—	—	—	(2,135)
Total remeasurement loss recognized in earnings	399	—	1,499	(415)	350	1,833
Balance as of June 30, 2019	$679	$—	$2,580	$5,203	$5,250	$13,712

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

As of June 30, 2019, we invested $3.1 million in a limited partnership investment fund that invests in mid-sized, privately owned companies in the military, commercial, or disruptive technology sectors. We have a maximum additional commitment to this fund of $6.9 million. As the fund holds investments in privately held companies with no quoted market prices in active markets, significant unobservable inputs are used to value our investment and therefore represent Level 3 measurements within the fair value hierarchy.

As of June 30, 2019, the following table summarizes the change in fair value of our Level 3 investment assets (in thousands):

Investment
Balance as of September 30, 2018	$—
Cash paid for initial investment	3,076
Total remeasurement gain/(loss) recognized in earnings	—
Balance as of June 30, 2019	$3,076

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	June 30,	September 30,
	2019	2018
Fair value	$202.9	$193.7
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the third quarter and first nine months of fiscal 2019 or 2018 other than assets and liabilities acquired in business acquisitions described in Note 3 and the restricted stock units that were granted during fiscal 2019 that contain performance and market-based vesting criteria described in Note 11.

Note 9 — Financing Arrangements

In December 2018, we completed an underwritten public offering of 3,795,000 shares of our common stock, including the exercise of the underwriters’ option to purchase additional shares. All shares were offered by us at a price to the public of $60.00 per share. Net proceeds were $215.8 million, after deducting underwriting discounts and commissions and offering expenses of $11.9 million. We used the net proceeds to repay a portion of our outstanding borrowings under our revolving credit agreement which was used to finance the acquisition of Trafficware and for general corporate purposes.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity. The agreement pertaining to the aforementioned notes also contains a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $800.0 million which is scheduled to expire in April 2024 (Revolving Credit Agreement). Borrowings under this agreement bear a variable rate of interest which is calculated based upon the U.S. Dollar Libor rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At June 30, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 4.02%. Debt issuance and modification costs of $1.9 million were incurred in connection with an April 2019 amendment to the Revolving Credit Agreement. Costs incurred in connection with the establishment of and amendments to this credit agreement are recorded in other assets on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At June 30, 2019, our total debt issuance costs have an unamortized deferred financing balance of $3.4 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2019, there were $231.0 million of borrowings under this agreement and there were letters of credit outstanding totaling $34.7 million, which reduce the available line of credit to $534.3 million. The $34.7 million of letters of credit includes both financial letters of credit and performance guarantees.

As of June 30, 2019, we had letters of credit and bank guarantees outstanding totaling $42.7 million, which includes the $34.7 million of letters of credit on the Revolving Credit Agreement above and $8.0 million of letters of credit issued under other facilities. The total of $42.7 million of letters of credit and bank guarantees includes $37.2 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $5.5 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.4 million at June 30, 2019) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2019, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2019 was $17.1 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2019, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in accrued compensation and other current liabilities on the balance sheet amounted to $7.6 million at June 30, 2019 and $8.6 million at September 30, 2018.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$150	$153	$449	$459
Interest cost	1,915	1,891	5,746	5,672
Expected return on plan assets	(3,020)	(3,549)	(9,063)	(10,644)
Amortization of actuarial loss	530	700	1,592	2,098
Administrative expenses	97	108	291	328
Net pension cost (benefit)	$(328)	$(697)	$(985)	$(2,087)

Note 11 - Stockholders’ Equity

Long-Term Equity Incentive Plan

Under our long-term equity incentive program we have provided participants with three general categories of grant awards: RSUs with time-based vesting, RSUs with performance-based vesting, and RSUs with performance and market-based vesting.

Each RSU with time-based vesting or performance-based vesting represents a contingent right to receive one share of our common stock. Each RSU with performance and market-based vesting represents a contingent right to receive up to 1.25 shares of our common stock. Dividend equivalent rights accrue with respect to the RSUs as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

The RSUs granted with time-based vesting generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service through such vesting date.

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of performance goals established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. For the performance-based RSUs granted prior to September 30, 2018, the vesting is contingent upon Cubic meeting vesting criteria over the performance period, including revenue growth targets, earnings growth targets, and return on equity targets. The level at which Cubic performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

In fiscal 2019, the Compensation Committee granted RSUs with performance and market-based vesting criteria. The performance and market-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service through the end of the respective performance periods. The level at which Cubic performs against scalable targets over the performance periods impact the percentage of the RSUs that will ultimately vest. For these RSUs, Cubic’s relative total stock return (TSR) as compared to the Russell 2000 Index (Index) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier would result in a reduction of up to 25% of these RSUs vesting at the end of the performance period.

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

	RSUs granted during the nine months ended June 30, 2019

Date of grant	November 21, 2018	April 1, 2019
Grant date fair value	$67.40	$59.29
Performance period begins	October 1, 2018	October 1, 2018
Performance period ends	September 30, 2021	September 30, 2021
Risk-free interest rate	2.8%	2.8%
Expected volatility	34%	34%

At June 30, 2019, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 353,979 RSUs with time-based vesting, 112,070 RSUs with performance-based vesting, and 168,664 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units with Service-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	366,460	$52.31
Granted	232,667	62.50
Vested	(143,513)	50.73
Forfeited	(34,744)	54.80
Unvested at June 30, 2019	420,870	$58.28

	Unvested Restricted Stock Units with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	635,628	$50.11
Granted	—	—
Vested	—	—
Forfeited	(320,753)	44.63
Unvested at June 30, 2019	314,875	$55.68

	Unvested Restricted Stock Units with Performance and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2018	—	$—
Granted	237,616	66.79
Vested	—	—
Forfeited	(10,214)	67.40
Unvested at June 30, 2019	227,402	$66.77

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$498	$357	$1,236	$729
Selling, general and administrative	3,904	2,246	9,524	4,371
	$4,402	$2,603	$10,760	$5,100

As of June 30, 2019, there was $44.1 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $37.6 million. This amount is expected to be recognized over a weighted average period of 1.7 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of June 30, 2019. To the extent the actual forfeiture rate is different from what we have estimated, compensation expense related to these awards will be different from our expectations.

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

Effective Tax Rate

During interim periods, we generally utilize the estimated annual effective tax rate method which involves the use of forecasted information. Under this method, the provision is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the nine-month period ended June 30, 2019, we believe it is more appropriate to use a blend of the discrete effective tax rate method and the estimated annual effective tax rate method to calculate income tax expense for the period. Since income from U.S. operations fluctuates throughout the year, we determined the discrete tax rate method should be utilized to determine a more reliable estimate of U.S. income tax expense for the period.

The income tax expense recognized on pre-tax income from continuing operations for the three months ended June 30, 2019 resulted in an effective tax rate of 5%, which differs from the U.S. statutory tax rate of 21% primarily due to the change in U.S. valuation allowance related to tax attributes projected to be utilized. The income tax benefit recognized on pre-tax income from continuing operations for the nine months ended June 30, 2019 resulted in an effective tax rate of negative 166% which differs from the U.S. statutory tax rate of 21% primarily due to the jurisdictional mix of pre-tax income (loss) and discrete tax benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations. The effective tax rate for the nine months ended June 30, 2019 differs from the effective tax rate of negative 38% and 48% for the nine months ended June 30, 2018 and the year ended September 30, 2018, respectively, primarily due to differences in the jurisdictional mix of pre-tax income (loss), partially offset by discrete benefits resulting from the enactment of the Tax Act and by discrete benefits recorded related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Deferred Tax Balances

As of June 30, 2019, we maintained a valuation allowance against U.S. deferred tax assets as realization of such assets does not meet the more-likely-than-not threshold required under accounting guidelines. We will continue to assess the need for a valuation allowance on deferred tax assets by evaluating positive and negative evidence that may exist. Through June 30, 2019, a total valuation allowance of $61.9 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2019 and September 30, 2018 (in thousands):

	Notional Principal
	June 30, 2019	September 30, 2018
Instruments designated as accounting hedges:
Foreign currency forwards	$157,196	$169,406

Instruments not designated as accounting hedges:
Foreign currency forwards	$16,957	$27,909

Included in the amounts not designated as accounting hedges at June 30, 2019 and September 30, 2018 were foreign currency forwards with notional principal amounts of $7.6 million and $14.7 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards has approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized losses of $0.2 million and unrealized gain of $0.3 million were recognized in other income (expense), net for the three months ended June 30, 2019 and 2018, respectively, related to these foreign currency forward contracts not designated as accounting hedges. Unrealized losses of $0.3 million and $0.1 million were recognized in other income (expense), net for the nine months ended June 30, 2019 and 2018, respectively, related to foreign currency forwards not designated as accounting hedges.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2019 and September 30, 2018. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of June 30, 2019 or September 30, 2018.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2019	September 30, 2018
Asset derivatives:
Foreign currency forwards	Other current assets	$2,019	$1,803
Foreign currency forwards	Other assets	314	314
		$2,333	$2,117
Liability derivatives:
Foreign currency forwards	Other current liabilities	$1,263	$1,657
Foreign currency forwards	Other long-term liabilities	116	75
Total		$1,379	$1,732

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

Nine Months Ended
	June 30, 2019		June 30, 2018
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(134)	$466	$163	$(1,468)

Three Months Ended
	June 30, 2019		June 30, 2018
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$661	$94	$(848)	$(670)

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and nine-month periods ended June 30, 2019 and 2018. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.6 million, net of income taxes.

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

Business segment financial data is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales:
Cubic Transportation Systems	$212.7	$164.6	$595.2	$478.1
Cubic Mission Solutions	95.0	42.7	203.3	111.9
Cubic Global Defense	75.0	88.9	226.8	233.2
Total sales	$382.7	$296.2	$1,025.3	$823.2

Operating income (loss):
Cubic Transportation Systems	$17.2	$18.6	$37.0	$42.7
Cubic Mission Solutions	1.3	(0.5)	(12.1)	(17.2)
Cubic Global Defense	1.9	6.9	10.0	13.6
Unallocated corporate expenses	14.3	(14.7)	(7.3)	(42.4)
Total operating income (loss)	$34.7	$10.3	$27.6	$(3.3)

Depreciation and amortization:
Cubic Transportation Systems	$6.9	$2.8	$24.1	$9.1
Cubic Mission Solutions	6.0	4.7	17.2	15.8
Cubic Global Defense	1.7	2.0	5.4	6.1
Corporate	0.7	1.1	2.2	3.1
Total depreciation and amortization	$15.3	$10.6	$48.9	$34.1

Unallocated corporate expenses in the third quarter and first nine months of fiscal 2019 include gains totaling $32.6 million on the sales of land and buildings in San Diego, California and Orlando, Florida. Unallocated corporate expenses include costs of strategic and information technology (IT) system resource planning as part of our One Cubic Initiatives, which totaled $2.4 million in the third quarter of fiscal 2019 compared to $5.0 million in the third quarter of last year and $6.3 million in the first nine months of 2019 compared to $18.8 million in the first nine months of last year. As described in Note 3, the operating results of CGD Services have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$128.9	$94.0	$31.6	$254.5	$327.3	$200.1	$101.3	$628.7
United Kingdom	47.5	0.2	7.7	55.4	151.6	1.3	16.3	169.2
Australia	30.9	0.3	8.1	39.3	91.1	0.5	20.7	112.3
Far East/Middle East	0.7	0.1	15.2	16.0	8.5	0.7	45.8	55.0
Other	4.7	0.4	12.4	17.5	16.7	0.7	42.7	60.1
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$123.1	$91.8	$37.4	$252.3	$310.7	$195.6	$107.3	$613.6
Other	89.6	3.2	37.6	130.4	284.5	7.7	119.5	411.7
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Sales by Contract Type: Substantially all of our contracts are fixed-price type contracts. Sales included in Other contract types represent cost plus and time and material type contracts.

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

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$210.5	$93.2	$69.5	$373.2	$586.3	$199.6	$209.4	$995.3
Other	2.2	1.8	5.5	9.5	8.9	3.7	17.4	30.0
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$122.8	$87.3	$45.8	$255.9	$328.7	$183.9	$148.3	$660.9
Service	89.9	7.7	29.2	126.8	266.5	19.4	78.5	364.4
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Revenue Recognition Method: The table below presents total net sales disaggregated based on the revenue recognition method applied (in millions):

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$29.7	$76.0	$1.0	$106.7	$68.2	$169.2	$2.9	$240.3
Over Time	183.0	19.0	74.0	276.0	527.0	34.1	223.9	785.0
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Note 15 — Restructuring Costs

In 2019, we initiated projects to restructure and modify our supply chain strategy, functional responsibilities, methods, capabilities, processes and rationalize suppliers with the goal of reducing ongoing costs and increasing the efficiencies of our worldwide procurement organization. The majority of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs have been recognized by our corporate entity. The total costs of this restructuring project are expected to exceed amounts incurred to date by $2.5 million and these efforts are expected to be completed early in fiscal 2020.

Also, in 2019 our CTS and CGD segments incurred restructuring charges, consisting primarily of employee severance costs related to headcount reductions initiated to optimize our cost positions. The total costs of each of these restructuring plans initiated thus far are not expected to be significantly greater than the charges incurred to date.

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Restructuring costs:
Cubic Transportation Systems	$1.4	0.3	$2.2	$0.6
Cubic Mission Solutions	—	—	—	—
Cubic Global Defense	2.6	0.3	2.7	1.0
Unallocated corporate expenses	4.5	1.0	7.4	1.8
Total restructuring costs	$8.5	$1.6	$12.3	$3.4

The following table presents a rollforward of our restructuring liability as of June 30, 2019, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and other	Consulting Costs
Balance as of September 30, 2018	$0.7	$0.2
Accrued costs	5.9	6.4
Cash payments	(2.8)	(6.1)
Balance as of June 30, 2019	$3.8	$0.5

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Note 16 — Legal Matters

In August 2019, a transit authority asserted loss of revenue due to alleged accidental undercharging of their customers for specific transactions by a fare system which we operate for them and has requested a corresponding recoupment from

us. Although our investigation into this matter is not yet complete, we currently believe this matter will not have a materially adverse effect on our financial position, results of operations, or cash flows. No liability for this claim has been recorded as of June 30, 2019.

We consider all other current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2019

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

Through September 30, 2017 our principal lines of business were transportation systems and services, defense systems, and defense services. On May 31, 2018, we sold the non-Original Equipment Manufacturer (OEM) Cubic Global Defense Services (CGD Services) business. In March 2018, all of the criteria were met for the classification of CGD Services as a discontinued operation. As a result, the operating results, assets, liabilities, and cash flows of CGD Services have been classified as discontinued operations for all periods presented and have been excluded from amounts described below. In addition, we concluded that Cubic Mission Solutions became a separate operating segment and reportable segment beginning on October 1, 2017. As a result, we now operate in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Mission Solutions (CMS), and Cubic Global Defense (CGD). All of our business segments share a common mission of increasing situational awareness to create enhanced value for our customers worldwide through common technologies. Our defense customers benefit from increased readiness and effectiveness, while our transportation customers benefit from enhanced efficiency and reduced congestion.

CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection (AFC) systems into a systems integrator and services company focused on the intelligent transportation market. Advanced Traffic Solutions Inc. (Trafficware) and GRIDSMART Technologies, Inc. (GRIDSMART), which we acquired in fiscal 2019, when combined with our existing transportation capabilities, enhance our ability to offer compelling solutions to reduce urban congestion using their intelligent, data-rich intersection management technology.

CMS provides networked command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR) capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include protected wide-band communications for space, aircraft, UAV, and terrestrial applications. It provides Rugged IoT cloud solutions, interoperability gateways, and AI/ML based C2ISR applications for video situation understanding. CMS also provides UAV systems and payloads to provide ISR-as-a-service.

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

Consolidated Overview

We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as Accounting Standards Codification (ASC) 606), effective October 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, the three- and nine-month periods ended June 30, 2019 are presented under ASC 606, while the three- and nine-month periods ended June 30, 2018 are presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018. The cumulative effect of the change in accounting for periods prior to October 1, 2018 was recognized through shareholders’ equity at the date of adoption.

The table below quantifies the impact of adopting ASC 606 on net sales and operating income (loss) for the three- and nine-month periods ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019			Nine months ended June 30, 2019
			As Reported			As Reported
	Under	Effect of	Under	Under	Effect of	Under
	ASC 605	ASC 606	ASC 606	ASC 605	ASC 606	ASC 606
Sales:
Cubic Transportation Systems	$201,935	$10,737	$212,672	$557,234	$37,938	$595,172
Cubic Mission Solutions	94,352	626	94,978	202,392	914	203,306
Cubic Global Defense	71,107	3,922	75,029	194,227	32,572	226,799
Total sales	$367,394	$15,285	$382,679	$953,853	$71,424	$1,025,277

Operating income (loss):
Cubic Transportation Systems	$14,489	$2,788	$17,277	$29,348	$7,700	$37,048
Cubic Mission Solutions	1,187	43	1,230	(12,045)	(88)	(12,133)
Cubic Global Defense	1,121	807	1,928	5,248	4,750	9,998
Unallocated corporate expenses	14,290	—	14,290	(7,295)	—	(7,295)
Total operating income	$31,087	$3,638	$34,725	$15,256	$12,362	$27,618

All comparative amounts below include the effect of the adoption of the new revenue recognition standard described and quantified above.

Sales for the quarter ended June 30, 2019 increased 29% to $382.7 million from $296.2 million in the same quarter last year, while sales for the nine months ended June 30, 2019 increased 25% from $823.2 million last year to $1,025.3 million. For the quarter, sales from CMS and CTS increased by 122% and 29%, respectively, while sales from CGD decreased by 16%. For the first nine months of fiscal 2019, sales from CMS and CTS increased by 82% and 24%, respectively, while sales from CGD decreased by 3%. Sales generated by businesses we acquired during fiscal 2019 and 2018 totaled $27.7 million and $57.4 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $2.2 million and $5.3 million for the three- and nine-month periods ended June 30, 2018, respectively. See the segment discussions below for further analysis of segment sales. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had unfavorable impacts on sales of $5.4 million for the third quarter of fiscal 2019 and $18.1 million for the first nine months of fiscal 2019 compared to the same periods last year.

Our consolidated operating income was $34.7 million in the third quarter of fiscal 2019 compared to $10.3 million in the third quarter of last year. Our consolidated operating income in the third quarter of fiscal 2019 included a gain of $32.6 million recognized at our corporate entity related to the sale of real estate. The CMS operating income for the third quarter increased to $1.3 million this year compared to an operating loss of $0.5 million last year. CTS operating income decreased to $17.2 million for the third quarter compared to $18.6 million last year while CGD had operating income of $1.9 million in the third quarter compared to $6.9 million last year. The operating results of CTS and CMS were significantly impacted by the impacts of accounting for businesses acquired during fiscal 2019, as further described in the segment discussions below. On a consolidated basis, businesses we acquired during fiscal 2019 and 2018 had operating losses totaling $5.6 million and $21.0 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to operating income of $0.3 million and an operating loss of $1.9 million for the three- and nine-month periods ended June 30, 2018, respectively. The operating losses of businesses acquired by Cubic included acquisition-related expenses of $2.6 million and $9.9 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $0.1 million and $0.7 million for the three- and nine-month periods ended June 30, 2018, respectively, and included amortization of purchased intangibles of $5.1 million and $17.0 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $0.2 million in each of the three- and month-month periods ended June 30, 2018. Excluding the gain recorded on the sale of real estate, unallocated corporate and other costs for the third quarter of fiscal 2019 were $18.6 million compared to $14.7 million in the same period last year.

Our consolidated operating income for the first nine months of fiscal 2019 was $27.6 million, including the $32.6 million gain on the sale of real estate described above, compared to an operating loss of $3.3 million for the same period last year. The operating loss for CMS decreased 30% in the first nine months of fiscal 2019 compared to the first nine months of last year, while CGD operating income for the first nine months of fiscal 2019 decreased by 26% and CTS operating income decreased by 13%. Both the CMS and CTS operating results were significantly impacted by accounting for businesses acquired in fiscal 2019. See the segment discussions below for further analysis of segment operating income (loss) including the impacts of business acquisition accounting. Excluding the gain on the sale of real estate, unallocated corporate and other costs for the first nine months of fiscal 2019 were $40.1 million compared to $42.4 million in the same period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had an unfavorable impact on our operating results of $2.2 million in the first nine months of fiscal 2019 compared to the same period last year.

Our gross margin percentage on products sales decreased to 26% in the first nine months of fiscal 2019 from 29% in the first nine months of fiscal 2018. The decrease in product sales gross margins in the third quarter and first nine months of fiscal 2019 were primarily due to sales mix. Our gross margin percentage on service sales was 33% for the first nine months of fiscal 2019 compared to 31% for the first nine months of last year. The increase in total services sales and gross margins on service sales was primarily driven by the mix of higher-margin CTS services as a percentage of total service sales.

Selling, general and administrative (SG&A) expenses increased in the third quarter of fiscal 2019 to $82.2 million compared to $58.3 million in the same period last year. For the nine months ended June 30, 2019, SG&A expenses increased to $211.3 million compared to $183.7 million for the same period last year. As a percentage of sales, SG&A expenses were 22% and 21% for the three- and nine-month periods ended June 30, 2019, respectively, compared to 20% and 22% for the three- and nine-month periods ended June 30, 2018, respectively. The increase in SG&A expense for the third quarter and first nine months of fiscal 2019 was primarily due to the SG&A expenses incurred by three businesses we acquired in the first nine months of fiscal 2019 including Trafficware in October 2018, GRIDSMART in January 2019, and Nuvotronics in March 2019, including the impacts of business acquisition accounting which is further described in the segment discussions below.

Company funded research and development (R&D) expenditures decreased slightly to $12.5 million for the third quarter of fiscal 2019 compared to $13.9 million for the same period last year, and decreased slightly to $38.2 million for the nine-month period this year compared to $40.1 million last year. For the third quarter and first nine months of fiscal 2019 there was a slight shift in the mix of R&D expenditures between our business segments with CMS increasing its portion of our total R&D spend and CTS and CGD decreasing. In the third quarter and first nine months of fiscal 2019 CMS’ R&D expenditures were driven by the development of secure communications and ISR as a service technologies and CTS continued to make R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of intelligent transport systems and analytic technologies. CGD’s R&D expenditures focused on next generation live, virtual and constructive training systems

Amortization of purchased intangibles for the third quarter of fiscal 2019 increased to $9.7 million from $6.2 million in the same period last year and increased to $32.7 million in the first nine months of fiscal 2019 as compared to $20.0 million in the first nine months last year. These increases were driven by the amortization of intangible assets from businesses acquired in the first nine months of fiscal 2019.

In line with our OneCubic strategic objective, in fiscal 2019, we have entered into agreements that will allow us to co-locate our San Diego-based employees on a single modern campus to foster innovation and collaboration across our business. We have entered contracts related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution will own the buildings, and we will lease the facilities for a term of five years commencing upon their completion. In the third quarter of fiscal 2019, we sold land and buildings comprising our separate CTS campus in San Diego. We have entered a lease with the buyer of this campus and CTS employees will continue to occupy this separate campus until the new buildings on our corporate campus are ready for occupancy in fiscal 2021. In the third quarter of fiscal 2019, we also sold land and buildings in Orlando, Florida and we are entering a lease for new space with a smaller footprint in Orlando to accommodate our employees and operations in Orlando. In connection with the sale of these real estate campuses we received total net proceeds of $44.9 million and recognized net gains on the sales totaling $32.6 million within operating income.

In the third quarter and first nine months of fiscal 2019, we incurred $8.5 million and $12.3 million of charges related to restructuring activities, respectively, compared to $1.6 million and $3.4 million of charges incurred in the third quarter and first nine months of fiscal 2018, respectively. The majority of the charges incurred in fiscal 2019 relate to our efforts to restructure our worldwide supply chain processes in order to reduce ongoing costs and increase organizational competitiveness and efficiencies. In addition, our CTS and CGD segments have incurred restructuring charges in fiscal 2019 primarily related to employee severance costs connected with headcount reductions.

Interest expense for the third quarter of fiscal 2019 was $6.1 million, compared to $2.6 million in the third quarter of last year. Interest expense for the first nine months of fiscal 2019 increased to $14.7 million, compared to $8.2 million in the first nine months of last year. The increase in interest expense was primarily caused by the increase in our average outstanding debt balances for the third quarter and first nine months of fiscal 2019 compared to the third quarter and first nine months of fiscal 2018. The average outstanding borrowings under our revolving credit agreement increased during the first nine months of fiscal 2019 primarily to finance the acquisition of three businesses.

The income tax benefit recognized on pre-tax income from continuing operations for the nine months ended June 30, 2019 resulted in an effective tax rate of negative 166%, which differs from the effective tax rates of 48% for the year ended September 30, 2018 and negative 37.5% for the nine months ended June 30, 2018, primarily due to the difference in jurisdictional mix of pre-tax income (loss), and by discrete benefits resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations. Through June 30, 2019, a total valuation allowance of $61.9 million has been established for U.S. net deferred tax assets, certain foreign operating losses and other foreign assets. The change in the valuation allowance does not have any impact on our consolidated operations or cash flows, nor does such an allowance preclude us from using loss carryforwards or other deferred tax assets in the future.

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

Our net income from continuing operations attributable to Cubic in the third quarter of fiscal 2019 was $24.1 million compared to $0.9 million in the third quarter last year. For the first nine months of fiscal 2019, our net income from continuing operations attributable to Cubic was $9.5 million compared to a net loss of $13.9 million last year. The increases in net income from continuing operations attributable to Cubic for the third quarter and first nine months of fiscal 2019 compared to the corresponding periods in fiscal 2018 were primarily due to the increases in operating income and the reductions in income tax expense, partially offset by increases in interest expense which are all described above. In addition, nonoperating expense in the third quarter and first nine months of fiscal 2019 included unrealized losses of $7.0 million and $16.9 million, respectively, caused by the change in the fair value of an interest rate swap held by a variable interest entity (VIE) that is consolidated by Cubic. The 90 percent noncontrolling interest in the net loss of the consolidated VIE, which is comprised primarily of the VIE’s loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Transportation Systems Segment Sales	$212.7	$164.6	$595.2	$478.1

Transportation Systems Segment Operating Income	$17.2	$18.6	$37.0	$42.7

CTS sales increased 29% in the third quarter of fiscal 2019 to $212.7 million compared to $164.6 million last year, and increased 24% for the first nine months of fiscal 2019 to $595.2 million from $478.1 million in the same period last year, including the impact of the adoption of the new revenue recognition standard described above. For the third quarter and first nine months of fiscal 2019, sales increased in North America significantly compared to these same periods last year, while sales in the U.K and Australia decreased slightly for such periods. Sales were higher in the U.S. primarily due to revenue from system development on our customer contracts in Boston, New York, Los Angeles and the Bay Area, as well as sales from two U.S. businesses acquired in fiscal 2019, Trafficware and GRIDSMART. Sales for Trafficware and GRIDSMART totaled $23.5 million and $52.0 million for the three- and nine-month periods ended June 30, 2019, respectively. The decreases in sales in the UK and Australia were primarily caused by the impact of foreign currency exchange rates. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $4.7 million for the third quarter of fiscal 2019 and $15.8 million for the nine-month period compared to the same periods last year, primarily due to the strengthening of the U.S. dollar against the British pound and Australian dollar.

CTS operating income decreased 8% in the third quarter of fiscal 2019 to $17.2 million compared to operating income of $18.6 million in the third quarter of last year, and decreased 13% for the first nine months of fiscal 2019 to $37.0 million from $42.7 million for the first nine months of last year. The decreases in operating income were impacted by the operating losses generated by businesses that CTS acquired during fiscal 2019, which totaled $0.3 million and $10.8 million for the three- and nine-month periods ended June 30, 2019, respectively, driven by acquisition-related expenses of $1.5 million and $6.8 million for the three- and nine-month periods ended June 30, 2019, respectively, and amortization of purchased intangibles of $4.1 million and $15.1 million for the three- and nine-month periods ended June 30, 2019, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.5 million for the third quarter of fiscal 2019 and $2.4 million for the first nine months of fiscal 2019 compared to the same periods last year. For the third quarter and first nine months of fiscal 2019, operating income was higher from increased volumes of system development work in North America on the contracts noted above and for train operating companies in the U.K. These increases in operating income were partially offset by the impact of cost growth on a system development contract in Singapore.

Cubic Mission Solutions Segment (CMS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Cubic Mission Solutions Segment Sales	$95.0	$42.7	$203.3	$111.9

Cubic Mission Solutions Segment Operating Income (Loss)	$1.3	$(0.5)	$(12.1)	$(17.2)

CMS sales increased 122% in the third quarter of fiscal 2019 to $95.0 million compared to $42.7 million in the third quarter last year, and increased 82% for the first nine months of fiscal 2019 to $203.3 million from $111.9 million for the first nine months of last year. The increase in sales for the third quarter and first nine months of the year resulted from increased product deliveries in all of our CMS product lines, and particularly expeditionary satellite communications products and secure network products. Sales generated by businesses acquired by CMS during fiscal 2019 and 2018 totaled $3.7 million and $4.8 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $2.0 million and $5.0 million for the three- and nine-month periods ended June 30, 2018.

CMS operating income was $1.3 million in the third quarter of fiscal 2019 compared to an operating loss $0.5 million in the third quarter last year, and an operating loss of $12.1 million for the first nine months of fiscal 2019 compared to an operating loss of $17.2 million for the first nine months of last year. The improvement in operating results was primarily from increased margins earned on higher sales from expeditionary satellite communications products. The improvement was also impacted by operating losses incurred by businesses that CMS acquired during fiscal 2019 and 2018, which totaled $5.2 million and $10.3 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to operating income of $0.1 million and operating loss of $2.0 million for each of the three- and nine-month periods ended June 30, 2018, respectively. The operating losses of businesses acquired by CMS included acquisition-related expenses of $1.1 million and $3.1 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $0.1 million and $0.7 million for the three- and nine-month periods ended June 30, 2018, respectively, and included amortization of purchased intangibles of $1.0 million and $1.9 million for the three- and nine-month periods ended June 30, 2019, respectively, compared to $0.2 million in each of the three- and nine-month periods ended June 30, 2018.

Cubic Global Defense Segment (CGD)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Cubic Global Defense Segment Sales	$75.0	$88.9	$226.8	$233.2

Cubic Global Defense Segment Operating Income	$1.9	$6.9	$10.0	$13.6

CGD sales decreased by 16% in the third quarter of fiscal 2019 to $75.0 million compared to $88.9 million in the third quarter of last year and 3% for the first nine months of fiscal 2019 to $226.8 million from $233.2 million for the first nine months of last year. The timing of sales recognition was impacted by the adoption of the new revenue recognition standard described and quantified above. Under the new revenue recognition standard, a number of our CGD contracts, most significantly in air combat training and ground live training, for which revenue was historically recorded upon delivery of products to the customer, are now accounted for on the percentage-of-completion cost-to-cost method of revenue recognition. For the third quarter and first nine months of fiscal 2019, sales were lower from air combat training system, simulation product development contracts, and international services contracts, partially offset by higher sales from ground combat training systems. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $0.7 million and $2.3 million for the third quarter and first nine months of fiscal 2019, respectively, compared to the same periods last year.

CGD operating income was $1.9 million in the third quarter of fiscal 2019 compared to $6.9 million in the third quarter last year and decreased 26% for the first nine months of fiscal 2019 to $10.0 million from $13.6 million for the first nine months of last year. For the third quarter and first nine months of fiscal 2019, operating profits were lower primarily due to decreased air combat training system and simulation product sales, and also due to restructuring charges incurred in the third quarter of fiscal 2019 related to headcount reductions designed to optimize our cost position. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar did not have a significant impact on CGD’s operating income for the third quarter or first nine months of fiscal 2019.

Backlog

	June 30,	September 30,
	2019	2018
	(in millions)
Total backlog
Cubic Transportation Systems	$3,168.7	$3,544.9
Cubic Mission Solutions	171.0	77.0
Cubic Global Defense	348.2	442.6
Total	$3,687.9	$4,064.5

Total backlog decreased by $376.6 million from September 30, 2018 to June 30, 2019 as sales outpaced new business orders in the first nine months of fiscal 2019. In addition, we recorded a net decrease to backlog of $104.5 million on October 1, 2018 for the impact of the adoption of ASC 606. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter decreased backlog by $36.9 million compared to September 30, 2018.

Liquidity and Capital Resources

Operating activities used cash of $82.7 million for the first nine months of fiscal 2019 primarily due to inventory builds for upcoming scheduled deliveries, the timing of customer milestone payments on certain transportation development contracts as well as payment of certain scheduled annual expenditures.

Investing activities for the first nine months of fiscal 2019 included $239.2 million of cash paid related to the acquisition of Trafficware and $87.2 million of cash paid related to the acquisition of GRIDSMART in our CTS segment, $61.5 million of cash paid related to the acquisition of Nuvotronics in our CMS segment, and $8.0 million of payments of holdback amounts made to the former owners of DTECH. We also invested $53.0 million in non-marketable equity securities including $50.0 million in Pixia, a private software company based in Herndon, Virginia. In the third quarter of fiscal 2019 we received net proceeds on the sale of land and buildings in San Diego, California and Orlando, Florida totaling $44.9 million.

Financing activities for the nine-month period ended June 30, 2019 included net short-term borrowings of $231.0 million, and $215.8 million of net proceeds from our underwritten public offering of 3,795,000 shares of our common stock at a price to the public of $60.00 per share, which we completed in December 2018. We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our revolving credit agreement, which was used to finance the acquisition of Trafficware, and the remainder for general corporate purposes. Proceeds from short-term borrowings were primarily used to finance the acquisitions of GRIDSMART and Nuvotronics. In addition, we used $3.4 million for the repurchase of common stock in connection with our stock-based compensation plan and paid dividends to shareholders of $4.2 million.

In March 2018, Cubic and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo). Also in March 2018, HoldCo created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (OpCo) which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, HoldCo and OpCo are referred to as the P3 Venture. Based on our assessment under ASC 810, Consolidation, we have concluded that OpCo and HoldCo are VIEs and that we are the primary beneficiary of OpCo. Consequently, we have consolidated the financial statements of OpCo within Cubic’s consolidated financial statements. We have concluded that we are not the primary beneficiary of HoldCo, and thus we have not consolidated the financial statements of HoldCo within Cubic’s consolidated financial statements.

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

Upon creation of the P3 Venture, John Laing made a loan to HoldCo of $24.3 million in the form of an equity bridge loan. The loan carries a 2.5% interest rate and matures at the end of the design and build phase of the MBTA contract. Cubic issued a letter of credit for $2.7 million to HoldCo in accordance with Cubic’s equity funding responsibilities. HoldCo is able to draw on the Cubic letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of June 30, 2019.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to a maximum amount of $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of London Inter-bank Offered Rate (LIBOR) plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases of the MBTA Contract, respectively. At June 30, 2019, the outstanding balance on the long-term debt facility was $46.0 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million and is only available to be drawn on during the operate and maintain phase of the MBTA Contract. OpCo’s debt is nonrecourse with respect to Cubic and its subsidiaries.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in a decrease of $0.2 million to our cash balance as of June 30, 2019 compared to September 30, 2018.

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing in March 2025. Pursuant to the agreement, in July 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing in March 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. In February 2016, we revised the note purchase agreement and issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing in March 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. At the time of the issuance of this last series of notes, certain terms and conditions of the note purchase and private shelf agreement were revised in coordination with the revision and expansion of the revolving credit agreement as discussed below in order to increase our leverage capacity. The agreement pertaining to the aforementioned notes also contains a provision that the coupon rate would increase by a further 0.50% should the company’s leverage ratio exceed a certain level.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $800.0 million which is scheduled to expire in April 2024 (Revolving Credit Agreement). Borrowings under this agreement bear a variable rate of interest which is calculated based upon the U.S. Dollar Libor rate plus a contractually defined credit spread that is based upon the tenor of the specific borrowing. At June 30, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 4.02%. Debt issuance and modification costs of $1.9 million were incurred in connection with an April 2019 amendment to the Revolving Credit Agreement. Costs incurred in connection with establishment of and amendments to this credit agreement are recorded in other assets on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At June 30, 2019, our total debt issuance costs have an unamortized deferred financing balance of $3.4 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of June 30, 2019, there were $231.0 million of borrowings under this agreement and there were letters of credit outstanding totaling $34.7 million, which reduce the available line of credit to $534.3 million. The $34.7 million of letters of credit includes both financial letters of credit and performance guarantees.

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

As of June 30, 2019, we had letters of credit and bank guarantees outstanding totaling $42.7 million, which includes the $34.7 million of letters of credit on the Revolving Credit Agreement above and $8.0 million of letters of credit issued under other facilities. The total of $42.7 million of letters of credit and bank guarantees includes $37.2 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $5.5 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $25.4 million at June 30, 2019) to help meet the short-term working capital requirements of our subsidiary. At June 30, 2019, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2019 was $17.1 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

As of June 30, 2019, virtually all of the of the $89.9 million of our cash and cash equivalents, including restricted cash, was held by our foreign subsidiaries, primarily in the United Kingdom, New Zealand and Australia.

Subsequent to enactment of the Tax Act, future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to monitor our intentions to repatriate foreign earnings and provide applicable deferred taxes and withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Our financial condition remains strong with working capital of $165.7 million and a current ratio of 1.3 to 1 at June 30, 2019. We expect that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements of this Form 10-Q, which are incorporated herein by reference.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created by such Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial and/or operating performance are not historical and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018 and in “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, and throughout this report that could cause actual results to differ materially from those expressed in these statements. Such risks, estimates, assumptions and uncertainties include, among others:

●	our dependence on U.S. and foreign government contracts;

●	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

●	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

●	the effects of sequestration on our contracts;

●	our assumptions covering behavior by public transit authorities;

●	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

●	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

●	negative audits by the U.S. government;

●	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

●	competition and technology changes in the defense and transportation industries;

●	changes in the way transit agencies pay for transit systems;

●	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

●	the effect of adverse regulatory changes on our ability to sell products and services;

●	our ability to identify, attract and retain qualified employees;

●	unforeseen problems with the implementation and maintenance of our information systems;

●	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

●	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

●	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

●	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

●	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

●	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

●	other factors discussed elsewhere in this report.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2019 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

We have implemented changes to our processes, systems and controls with respect to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606). These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In August 2019, a transit authority asserted loss of revenue due to alleged accidental undercharging of their customers for specific transactions by a fare system which we operate for them and has requested a corresponding recoupment from us. Although our investigation into this matter is not yet complete, we currently believe this matter will not have a materially adverse effect on our financial position, results of operations, or cash flows. No liability for this claim has been recorded as of June 30, 2019.

We consider all other current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

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
10.1 †

Fourth Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Cubic Corporation, JP Morgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, file No. 001-08931, Exhibit 10.8.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	August 6, 2019	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	August 6, 2019	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)