Form 10-Q
period 2019-12-31
CUBIC CORP /DE/
filed 2020-02-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

001-08931

Commission File Number

CUBIC CORPORATION

Exact Name of Registrant as Specified in its Charter

Delaware	95-1678055
State of Incorporation	I.R.S. Employer Identification No.

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

As of January 21, 2020, the registrant had only one class of common stock of which there were 31,296,448 shares outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2019	2018
Net sales:
Products	$200,604	$182,253
Services	128,235	123,006
	328,839	305,259
Costs and expenses:
Products	166,843	125,485
Services	82,648	92,785
Selling, general and administrative expenses	65,915	62,986
Research and development	8,422	12,012
Amortization of purchased intangibles	10,089	10,565
Gain on sale of property, plant and equipment	(170)	—
Restructuring costs	1,575	1,992
	335,322	305,825

Operating loss	(6,483)	(566)

Other income (expenses):
Interest and dividend income	2,218	1,234
Interest expense	(5,363)	(4,032)
Other income (expense), net	(127)	(4,753)

Loss from continuing operations before income taxes	(9,755)	(8,117)

Income tax provision	6,246	2,497

Loss from continuing operations	(16,001)	(10,614)
Net loss from discontinued operations	(584)	—
Net loss	(16,585)	(10,614)

Less noncontrolling interest in net income (loss) of VIE	3,990	(4,027)

Net loss attributable to Cubic	$(20,575)	$(6,587)

Amounts attributable to Cubic:
Net loss from continuing operations	$(19,991)	$(6,587)
Net loss from discontinued operations	(584)	—
Net loss attributable to Cubic	$(20,575)	$(6,587)

Net loss per share:
Basic
Continuing operations attributable to Cubic	$(0.64)	$(0.23)
Discontinued operations	$(0.02)	$—
Basic earnings per share attributable to Cubic	$(0.66)	$(0.23)

Diluted
Continuing operations attributable to Cubic	$(0.64)	$(0.23)
Discontinued operations	$(0.02)	$—
Diluted earnings per share attributable to Cubic	$(0.66)	$(0.23)

Weighted average shares used in per share calculations:
Basic	31,273	28,492
Diluted	31,273	28,492

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2019	2018
Net loss	$(16,585)	$(10,614)
Other comprehensive income (loss):
Foreign currency translation	10,480	(3,318)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(1,185)	1,343
Adjustment for net gains/losses realized and included in net income, net of tax	49	(24)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(1,136)	1,319
Total other comprehensive income (loss)	9,344	(1,999)
Total comprehensive loss	(7,241)	(12,613)
Noncontrolling interest in comprehensive income (loss) of consolidated VIE, net of tax	3,990	(4,027)
Comprehensive loss attributable to Cubic, net of tax	$(11,231)	$(8,586)

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	December 31,	September 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$61,599	$65,800
Cash in consolidated VIE	410	347
Restricted cash	22,482	19,507
Restricted cash in consolidated VIE	9,967	9,967
Accounts receivable:
Billed	113,493	127,406
Allowance for doubtful accounts	(1,407)	(1,392)
	112,086	126,014

Contract assets	320,188	349,559
Recoverable income taxes	10,295	7,754
Inventories	122,912	106,794
Other current assets	48,941	38,534
Other current assets in consolidated VIE	79	33
Total current assets	708,959	724,309

Long-term contracts financing receivables	33,685	36,285
Long-term contracts financing receivables in consolidated VIE	124,576	115,508
Property, plant and equipment, net	151,218	144,969
Operating lease right-of-use asset	80,747	—
Deferred income taxes	5,169	4,098
Goodwill	582,549	578,097
Purchased intangibles, net	155,862	165,613
Other assets	77,264	76,872
Other assets in consolidated VIE	—	1,419
Total assets	$1,920,029	$1,847,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$226,500	$195,500
Trade accounts payable	109,827	180,773
Trade accounts payable in consolidated VIE	—	25
Contract liabilities	62,500	46,170
Accrued compensation and current liabilities	102,933	95,013
Other current liabilities in consolidated VIE	171	191
Income taxes payable	5,893	773
Current portion of long-term debt	10,714	10,714
Total current liabilities	518,538	529,159

Long-term debt	189,118	189,110
Long-term debt in consolidated VIE	82,984	61,994
Operating lease liability	73,924	—
Other noncurrent liabilities	63,670	64,734
Other noncurrent liabilities in consolidated VIE	17,267	21,605

Shareholders’ equity:
Common stock	276,497	274,472
Retained earnings	841,549	862,948
Accumulated other comprehensive loss	(130,349)	(139,693)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	951,619	961,649
Noncontrolling interest in VIE	22,909	18,919
Total shareholders’ equity	974,528	980,568
Total liabilities and shareholders’ equity	$1,920,029	$1,847,170

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	December 31,
	2019	2018
Operating Activities:
Net loss	$(16,585)	$(10,614)
Net loss from discontinued operations	584	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,950	16,011
Share-based compensation expense	4,477	2,720
Change in fair value of contingent consideration	(3,005)	429
Change in fair value of interest rate swap in VIE	(4,337)	6,133
Other items	4,295	462
Changes in operating assets and liabilities, net of effects from acquisitions	(49,941)	(76,308)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(47,562)	(61,167)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(44)	—
NET CASH USED IN OPERATING ACTIVITIES	(47,606)	(61,167)

Investing Activities:
Acquisition of businesses, net of cash acquired	—	(247,150)
Purchases of property, plant and equipment	(11,833)	(12,045)
Receipt of withheld proceeds from sale of trade receivables	5,521	—
NET CASH USED IN INVESTING ACTIVITIES	(6,312)	(259,195)

Financing Activities:
Proceeds from short-term borrowings	157,500	372,000
Principal payments on short-term borrowings	(126,500)	(307,500)
Proceeds from long-term borrowings in consolidated VIE	20,186	5,798
Proceeds from stock issued under employee stock purchase plan	1,169	—
Purchase of common stock	(3,621)	(3,419)
Contingent consideration payments related to acquisitions of businesses	—	(435)
Proceeds from equity offering, net	—	215,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,734	282,276

Effect of exchange rates on cash	4,021	1,962

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,163)	(36,124)

Cash, cash equivalents and restricted cash at the beginning of the period	95,621	139,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$94,458	$103,484

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of Trafficware, net	—	1,588

See accompanying notes.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended December 31, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands)	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2019	$274,472	$862,948	$(139,693)	$(36,078)	$18,919	31,178

Net income (loss)	—	(20,575)	—	—	3,990	—
Other comprehensive income (loss), net of tax	—	—	9,344	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	149
Stock issued under employee stock purchase plan	1,169	—	—	—	—	—
Purchase of common stock	(3,621)	—	—	—	—	(53)
Stock-based compensation	4,477	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—

December 31, 2019	$276,497	$841,549	$(130,349)	$(36,078)	$22,909	31,274

	For the Three Months Ended December 31, 2018
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
(in thousands)	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

Net loss	—	(6,587)	—	—	(4,027)	—
Other comprehensive loss, net of tax	—	—	(1,999)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	129
Purchase of common stock	(3,419)	—	—	—	—	(46)
Stock-based compensation	2,720	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering	215,832	—	—	—	—	3,795
Other	—	2	—	—	—	—

December 31, 2018	$260,141	$815,083	$(112,642)	$(36,078)	$24,703	31,133

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2019

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2019.

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-02, Leases (commonly known as ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASC 842 on October 1, 2019 using the modified retrospective method, applying the new lease requirements at the beginning of the earliest comparative period presented. We elected the practical expedients which provide that entities need not reassess whether existing contracts contain a lease, lease classification of existing leases, or the treatment of initial direct costs on existing leases. On October 1, 2019, we recorded a right-of-use asset of $80 million and a lease liability of $88 million, in our consolidated balance sheets. We also recorded a $0.8 million decrease in retained earnings related to the adoption of ASC 842. The adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in our financial statements and disclosures. We adopted ASU 2017-12 on October 1, 2019. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements on fair value measurements. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020 and interim periods within that annual period. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating whether to adopt the guidance early and we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans - Disclosure Framework (Topic 715), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020. Early adoption is permitted. We are currently evaluating whether to adopt the guidance early and we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2021 and interim periods within that annual period. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2 — Acquisitions and Divestitures

Sale of CGD Services

In May 2018 we sold our Cubic Global Defense Services (CGD Services) business to Nova Global Supply & Services, LCC (Purchaser), an entity affiliated with GC Valiant, LP. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and we recorded a receivable from the Purchaser for the estimated amount due related to the working capital settlement. Since the sale we have worked with the Purchaser and revised certain estimates related to the working capital settlement. In connection with the revision of these estimates, we reduced the receivable from the Purchaser by $0.6 million and recognized a corresponding loss on the sale of CGD Services in the first quarter of fiscal 2020. The net receivable from the Purchaser at December 31, 2019 was $2.4 million. Certain remaining working capital settlement estimates, primarily related to the fair value of accounts receivable, have not yet been settled with the Purchaser.

Business Acquisitions

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding capital stock of PIXIA Corp. (Pixia), a private software company based in Herndon, Virginia, which provides high performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures.

Through December 31, 2019 we accounted for our investment in Pixia using the equity method of accounting. In accordance with ASC 323, Investments – Equity Method and Joint Ventures, we accounted for the basis difference between the cost of our investment in Pixia and our equity share of Pixia’s net assets as if Pixia was a consolidated subsidiary. At the date of our investment, we calculated the fair value of our share of Pixia’s identifiable intangible assets as $17.0 million, which will be amortized in other income (expense) over a weighted average remaining useful life of approximately five years. The remaining identifiable intangible assets subject to amortization totaled $13.7 million as of December 31, 2019. Our share of the remaining basis difference of $32.3 million is identified as goodwill and will not be amortized.

We recognize our interest in Pixia’s operating results less the amortization of our share of Pixia’s intangible assets within other income (expense) in our Condensed Consolidated Statements of Operations. The net amount we recognized in the first quarter of fiscal 2020 for our interest in Pixia’s operating results less the amortization of our share of Pixia’s intangible assets was a loss of $1.8 million. At December 31, 2019, our investment in Pixia amounted to $47.4 million and is recorded within other assets on our Condensed Consolidated Balance Sheet.

Our purchase agreement with Pixia included an option to purchase the remaining 80% of its capital stock for $200.0 million, which we exercised in November 2019. Our acquisition of the remaining capital stock of Pixia closed in January 2020 and was funded from borrowings under our existing credit facilities. After the closing date, this transaction will be treated as a business combination for accounting purposes. The amount paid to the sellers of Pixia will be adjusted for the difference between net working capital acquired and a targeted working capital amount.

Delerrok Inc.

During fiscal years 2018 and 2019, we invested a total of $6.5 million to purchase 17.5% of the outstanding common stock of Delerrok Inc. (Delerrok), a private technology company based in Vista, California, that specializes in electronic fare collection systems. We elected the measurement alternative provided by ASC 321, Investments – Equity Securities, and recorded our investment in Delerrok at cost, adjusted for observable price changes or any impairments, within other assets on our Condensed Consolidated Balance Sheet. At December 31, 2019, our investment in Delerrok amounted to $6.5 million. We did not recognize any income or loss from our investment in Delerrok for the three months ended December 31, 2019 and 2018.

Our purchase agreement included an option to purchase the remaining 82.5% of Delerrok’s common stock, which we exercised in November 2019. We paid cash of $36.4 million in January 2020 at closing which was funded from borrowings under our existing credit facilities, and we will pay up to an additional $2.0 million if Delerrok’s sales exceed certain levels in the future. After the closing date, this transaction will be treated as a business combination for accounting purposes.

Due to the limited time between the acquisition dates of Delerrok and Pixia and the filing of this report and due to the difference in fiscal year dates between the acquired companies and Cubic, it is not practicable for us to disclose for these acquired companies: (i) the allocation of purchase price to assets acquired and liabilities assumed as of the date of close, (ii) the methods of amortization and amortization periods of acquired intangible assets, and (iii) pro forma revenues and earnings of the combined company for the three months ended December 31, 2019 and 2018.

Consolidated Business Acquisitions

Each of the following acquisitions has been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Nuvotronics, Inc.

In March 2019, we acquired all of the outstanding capital stock of Nuvotronics, Inc. (Nuvotronics), a provider of microfabricated radio frequency (RF) products. Based in Durham, North Carolina, Nuvotronics’ patented PolyStrata technology enables the design and production of uniquely packaged RF devices, such as antennas, filters, and combiners, all of which are components in Cubic’s advanced technology product offerings. Nuvotronics is expected to provide synergies from combining its capabilities with our existing Cubic Mission Solutions (CMS) business.

Nuvotronics’ sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended
	December 31,
	2019	2018
Sales	$2.8	$—
Operating loss	(0.4)	—
Net loss after taxes	(0.4)	—

Nuvotronics’ operating results above included the following amounts (in millions):

	Three Months Ended
	December 31,
	2019	2018
Amortization	$1.3	$—
Acquisition-related expenses	0.5	—
(Gain) loss for changes in fair value of contingent consideration	(4.1)	—

The acquisition-date fair value of consideration is $66.8 million, which is comprised of net cash paid of $61.9 million, plus the estimated fair value of contingent consideration of $4.9 million. The acquisition was financed primarily with proceeds from draws on our line of credit. Under the purchase agreement, we will pay the sellers up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

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

GRIDSMART Technologies, Inc.

In January 2019, we acquired all of the outstanding capital stock of GRIDSMART Technologies, Inc. (GRIDSMART), a provider of differentiated video tracking solutions to the Intelligent Traffic Systems market. Based in Knoxville, Tennessee, GRIDSMART specializes in video detection at the intersection utilizing advanced image processing, computer vision modeling and machine learning along with a single camera solution providing best-in-class data for optimizing the flow of people and traffic through intersections. GRIDSMART is expected to provide synergies from combining its capabilities with our existing Cubic Transportation Systems (CTS) business.

GRIDSMART’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended
	December 31,
	2019	2018
Sales	$4.1	$—
Operating loss	(1.7)	—
Net loss after taxes	(1.7)	—

GRIDSMART’s operating results above included the following amounts (in millions):

	Three Months Ended
	December 31,
	2019	2018
Amortization	$1.3	$—
Acquisition-related expenses	0.5	—

The acquisition-date fair value of consideration is $86.8 million. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$25.7
Customer relationships	3.6
Trade name	2.4
Inventory	4.3
Accounts receivable	1.7
Accounts payable and accrued expenses	(1.9)
Deferred taxes	(3.3)
Other net assets acquired	0.5
Net identifiable assets acquired	33.0
Goodwill	53.8
Net assets acquired	$86.8

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology valuations used the excess earnings method.

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

Trafficware’s sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended
	December 31,
	2019	2018
Sales	$9.1	$10.5
Operating loss	(3.0)	(3.3)
Net loss after taxes	(3.0)	(3.3)

Trafficware’s operating results above included the following amounts (in millions):

	Three Months Ended
	December 31,
	2019	2018
Amortization	$2.8	$4.3
Acquisition-related expenses	0.5	1.4

The acquisition-date fair value of consideration is $237.2 million. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$43.3
Customer relationships	21.9
Backlog	4.8
Trade name	4.6
Accounts receivable	10.4
Inventory	9.9
Accounts payable and accrued expenses	(9.5)
Other net assets acquired (liabilities assumed)	(2.0)
Net identifiable assets acquired	83.4
Goodwill	153.8
Net assets acquired	$237.2

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

Pro forma information

The following unaudited pro forma information presents our consolidated results of operations as if Nuvotronics, GRIDSMART, and Trafficware had been included in our consolidated results since October 1, 2018 (in millions):

	Three Months Ended
	December 31,
	2019	2018
Net sales	$328.8	$316.9
Net loss	$(20.0)	$(10.0)

The pro forma information includes adjustments to give effect to pro forma events that are directly attributable to the acquisitions and have a continuing impact on operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other items that do not reflect ongoing operations, or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2018, and it does not purport to project our future operating results.

Goodwill

Changes in goodwill for the three months ended December 31, 2019 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense	Total

Net balances at September 30, 2019	$254,592	$181,424	$142,081	$578,097
Adjustments	603	—	—	603
Foreign currency exchange rate changes	2,862	738	249	3,849
Net balances at December 31, 2019	$258,057	$182,162	$142,330	$582,549

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

Our most recent annual goodwill impairment test was our 2019 annual impairment test completed as of July 1, 2019. The results of our 2019 annual impairment test indicated that the estimated fair values of our CTS and Cubic Global Defense Systems (CGD) reporting units exceeded their respective carrying amounts by over 100%, while the estimated fair value of our CMS reporting unit exceeded its carrying amount by over 60%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

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

In December 2019, Cubic, MBTA, and OpCo entered into a preliminary change order to modify certain aspects of the MBTA Contract, such as extending the design and build phase to 2024, adding new functionality to the next-generation fare payment system, and increasing the scope of the operate and maintain phase. As part of the preliminary change order, MBTA will make payments of up to $30.0 million to Cubic for work performed under the change order while the terms and conditions are finalized. Full execution and financial close of the change order are expected by April 2020.

Upon creation of the P3 Venture, John Laing made a loan to HoldCo of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities. Concurrently,

HoldCo made a corresponding equity contribution to OpCo in the same amount which is included within equity of Noncontrolling interest in VIE in Cubic’s consolidated financial statements. Also, upon creation of the P3 Venture, Cubic issued a letter of credit for $2.7 million to HoldCo in accordance with Cubic’s equity funding responsibilities. HoldCo is able to draw on the Cubic letter of credit in certain liquidity instances, but no amounts have been drawn on this letter of credit as of December 31, 2019.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of London Interbank Offer Rate (LIBOR) plus 1.3% and LIBOR plus 1.55% over the design and build and operate and maintain phases, respectively. At December 31, 2019, the outstanding balance on the long-term debt facility was $83.0 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum amount of $13.9 million during the operate and maintain phase of the MBTA Contract. OpCo’s debt is nonrecourse with respect to Cubic and its subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

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

OpCo has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with OpCo’s expected draws on its long-term debt facility. At December 31, 2019, the outstanding notional principal amounts on open interest rate swaps were $149.4 million. The fair value of OpCo’s interest rate swaps at December 31, 2019 was $17.3 million and is recorded as a liability in other noncurrent liabilities in our Condensed Consolidated Balance Sheets. OpCo’s interest rate swaps were not designated as effective hedges at December 31, 2019 and as such unrealized gains/losses are included in other income (expense), net. As a result of changes in the fair value of its interest rate swaps, OpCo recognized a gain of $4.3 million for the three months ended December 30, 2019, and a loss of $6.1 million for the three months ended December 31, 2018. See Note 7 for a description of the measurement of fair value of derivative financial instruments, including OpCo’s interest rate swaps.

OpCo holds a restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of OpCo that are included in our Condensed Consolidated Balance Sheets are as follows:

	December 31,	September 30,
	2019	2019
	(in thousands)
Cash	$410	$347
Restricted cash	9,967	9,967
Other current assets	79	33
Long-term contracts financing receivable	124,576	115,508
Other noncurrent assets	—	1,419
Total assets	$135,032	$127,274

Trade accounts payable	$—	$25
Accrued compensation and other current liabilities	171	191
Due to Cubic	11,861	25,143
Other noncurrent liabilities	17,267	21,605
Long-term debt	82,984	61,994
Total liabilities	$112,283	$108,958
Total Cubic equity	(160)	(603)
Noncontrolling interests	22,909	18,919
Total liabilities and owners' equity	$135,032	$127,274

The assets of OpCo are restricted for OpCo’s use only and are not available for the general operations of Cubic. OpCo’s debt is non-recourse to Cubic. Cubic’s maximum exposure to loss as a result of its equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the MBTA Contract.

OpCo’s results of operations included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Revenue	$1,245	$1,961
Operating income	972	1,668
Other income (expense), net	3,071	(6,133)
Interest income	1,553	503
Interest expense	(1,159)	(512)

Note 4 — Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers.

Contract Estimates: Use of the cost-to-cost or other similar methods of revenue recognition requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, and in some cases result in liabilities to complete contracts in a loss position. The aggregate impact of net changes in contract estimates are presented in the table below (amounts in thousands, except per share numbers):

	Three Months Ended
	December 31,
	2019	2018
Operating income (loss)	$(6,168)	$1,814
Net income (loss) from continuing operations	(5,762)	1,271
Diluted earnings (loss) per share	(0.18)	0.04

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (IDIQ) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of December 31, 2019, our ending backlog was $3.8 billion. We expect to recognize approximately 30% of our December 31, 2019 backlog over the next 12 months, and approximately 45% over the next 24 months as revenue, with the remainder recognized thereafter.

Accounts Receivable: Amounts billed include $23.3 million and $60.3 million due on U.S. federal government contracts at December 31, 2019 and September 30, 2019, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. During the first quarter of fiscal 2020, we sold $10.1 million of trade receivables to a financial institution that had not been collected as of December 31, 2019. Also, during the three months ended December 31, 2019, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

Contract Assets and Liabilities: Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract assets and contract liabilities were as follows (in thousands):

	December 31,	September 30,
	2019	2019

Contract assets	$320,188	$349,559
Contract liabilities	$62,500	$46,170

Contract assets decreased $29.4 million during the three months ended December 31, 2019, due to billings in excess of revenue recognized related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the three months ended December 31, 2019.

Contract liabilities increased $16.3 million during the three months ended December 31, 2019, due to payments received in excess of revenue recognized on these performance obligations. During the three-month period ended December 31, 2019, we recognized $9.2 million of our contract liabilities at September 30, 2019 as revenue. We expect our contract liabilities to be recognized as revenue over the next twelve months.

Note 5 — Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing the net income (loss) attributable to Cubic for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (RSUs).

In periods with a net income from continuing operations attributable to Cubic, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. For RSUs with performance and market-based vesting, no common equivalent shares are included in the computation of diluted EPS until the performance criteria have been met, and once the criteria are met the dilutive RSUs are calculated using the treasury stock method, modified by the multiplier that is calculated at the end of the accounting period as if the vesting date was at the end of the accounting period. The multiplier on RSUs with performance and market-based vesting is further described in Note 11.

In periods with a net loss from continuing operations attributable to Cubic, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018

Weighted average shares - basic	31,273	28,492
Effect of dilutive securities	—	—
Weighted average shares - diluted	31,273	28,492

Number of anti-dilutive securities	1,112	990

Note 6 — Balance Sheet Details

Restricted Cash

Cash and cash equivalents excludes $32.4 million and $29.5 million of restricted cash at December 31, 2019 and September 30, 2019, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2019	2019

Finished products	$11,167	$10,905
Work in process and inventoried costs under long-term contracts	67,075	46,951
Materials and purchased parts	44,670	48,938
Net inventories	$122,912	$106,794

At December 31, 2019, work in process and inventoried costs under long-term contracts includes approximately $4.8 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2019. We believe it is probable that we will recover the costs inventoried at December 31, 2019, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory totaled $0.5 million at both December 31, 2019 and September 30, 2019.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	December 31,	September 30,
	2019	2019
Land and land improvements	$7,463	$7,348
Buildings and improvements	49,359	48,191
Machinery and other equipment	119,674	107,297
Software	107,513	108,526
Leasehold improvements	17,671	17,064
Construction and internal-use software development in progress	17,785	16,814
Accumulated depreciation and amortization	(168,247)	(160,271)
	$151,218	$144,969

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets and totaled $11.8 million at December 31, 2019 and $11.0 million at September 30, 2019.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities totaled $6.8 million at December 31, 2019 and at September 30, 2019 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

Note 7 — Fair Value of Financial Instruments

The valuation techniques required to determine fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

●	Level 1 - Quoted prices for identical instruments in active markets.
●	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level 3 - Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our balance sheets on a recurring basis (in thousands):

	December 31, 2019				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$930	$—	$930	$—	$2,635	$—	$2,635
Noncurrent derivative assets	—	1,873	—	1,873	—	859	—	859
Total assets measured at fair value	$—	$2,803	$—	$2,803	$—	$3,494	$—	$3,494
Liabilities
Current derivative liabilities	—	1,855	—	1,855	—	529	—	529
Noncurrent derivative liabilities	—	272	—	272	—	228	—	228
Contingent consideration to seller of H4 Global	—	—	828	828	—	—	1,073	1,073
Contingent consideration to seller of Deltenna	—	—	3,000	3,000	—	—	1,787	1,787
Contingent consideration to seller of Shield	—	—	4,041	4,041	—	—	3,814	3,814
Contingent consideration to seller of Nuvotronics	—	—	—	—	—	—	4,200	4,200
Total liabilities measured at fair value	$—	$2,127	$7,869	$9,996	$—	$757	$10,874	$11,631

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

At December 31, 2019, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

●	H4 Global: Payments of up to $2.9 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
●	Deltenna: Payments of up to $7.2 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the fiscal year ending September 30, 2022.
●	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.
●	Nuvotronics: Payments of up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ended December 31, 2020 and December 31, 2021.

The maximum remaining payout to the sellers of H4 Global is $2.9 million at December 31, 2019 and is based upon the value of contracts entered into over the five-year period ending September 30, 2020. The fair value of the H4 Global contingent consideration was estimated using a probability weighted approach. Subject to the terms and conditions of the H4 Global purchase agreement, contingent consideration will be based on a five-year term that commenced on October 1, 2015 and ends on September 30, 2020. The payments will be calculated based on the award of certain contracts during the specified period. The fair value of the contingent consideration was determined by applying probabilities to different scenarios and summing the present value of any future payments.

The fair value of the Deltenna contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon analysis of comparable guideline public companies and was 38% as of December 31, 2019 and 36% as of September 30, 2019. The selected discount rate was 10% as of December 31, 2019 and 11% as of September 30, 2019.

The fair value of the Shield contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenues and cash flows, and volatility. The volatility and revenue risk adjustment factors were determined based on analysis of publicly traded comparable companies and as of December 31, 2019 were 18% and 14%, respectively, and as of September 30, 2019 were 18% and 13%, respectively. The discount rate used was based on an analysis of publicly traded comparable companies and the expected borrowing rate under our financing arrangements, which was determined to be 3.3% at December 31, 2019 and 3.6% at September 30, 2019.

The fair value of the Nuvotronics contingent consideration was estimated based on Monte Carlo simulations. Under the purchase agreement, we will pay the sellers up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12- month periods ended December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was determined based upon a probability distribution of values based on 1,000,000 simulation trials. Key inputs for the simulation include projected gross profits, assumed discount rates for projected gross profits, and gross profit volatility. The volatility factor used as of December 31, 2019 and September 30, 2019 was 13.7% and 12.4%, respectively, and was determined based on analysis of publicly traded comparable companies. The discount rate used as of both December 31, 2019 and September 30, 2019 was 7.4%, which was based on our risk-free rate of return adjusted for our gross profit required risk premium. As of December 31, 2019, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit was significantly below the payout thresholds.

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

As of December 31, 2019, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Total
Balance as of September 30, 2019	$1,073	$1,787	$3,814	$4,200	$10,874
Total remeasurement (gain) loss recognized in earnings	(245)	1,213	227	(4,200)	(3,005)
Balance as of December 31, 2019	$828	$3,000	$4,041	$—	$7,869

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments.

In fiscal 2019, we invested $5.0 million in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial, and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the fund’s operating results did not have a material impact on our results of operations for the three-month periods ended December 31, 2019 and 2018. We recorded a $5.2 million investment within other assets in our Condensed Consolidated Balance Sheet at December 31, 2019.

The fair value of long-term debt is calculated by discounting the value of the note based on market interest rates for similar debt instruments, which is a Level 2 technique. The following table presents the estimated fair value and carrying value of our long-term debt (in millions):

	December 31,	September 30,
	2019	2019
Fair value	$204.0	$203.3
Carrying value	$200.0	$200.0

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first quarter of fiscal 2020 or 2019 other than assets and liabilities acquired in business acquisitions described in Note 2 and the RSUs that contain performance and market-based vesting criteria described in Note 11.

Note 8 — Financing Arrangements

In March 2013, we entered into a note purchase and private shelf agreement pursuant to which we issued $100.0 million of senior unsecured notes, bearing interest at a rate of 3.35% and maturing on March 12, 2025. Pursuant to the agreement, on July 17, 2015, we issued an additional $25.0 million of senior unsecured notes bearing interest at a rate of 3.70% and maturing on March 12, 2025. Interest payments on the notes issued in 2013 and 2015 are due semi-annually and principal payments are due from 2021 through 2025. On February 2, 2016, we revised the note purchase agreement and we issued an additional $75.0 million of senior unsecured notes bearing interest at 3.93% and maturing on March 12, 2026. Interest payments on these notes are due semi-annually and principal payments are due from 2020 through 2026. The agreement pertaining to the aforementioned notes also contained a provision that the coupon rate would increase by a further 0.50% should Cubic’s leverage ratio exceed a certain level.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $800.0 million which is scheduled to expire in April 2024 (the Revolving Credit Agreement). Under the terms of the Revolving Credit Agreement, we may elect that the debts comprising each borrowing bear interest generally at a rate equal to (i)  LIBOR based upon tenor plus a margin that fluctuates between 1.00% and 2.00%, as determined by Cubic’s Leverage Ratio (as defined in the Revolving Credit Agreement) as set forth in Cubic’s most recently delivered compliance certificate or (ii) the Alternate Base Rate (defined as a rate equal to the highest of (a) the Prime Rate (b) the NYFRB rate plus 0.50%, and (c) the Adjusted LIBOR Rate plus 1.00%), plus a margin that fluctuates between 0.00% and 1.00%, as determined by Cubic’s Leverage Ratio as set forth in its most recently delivered compliance certificate. At December 31, 2019, the weighted average interest rate on outstanding borrowings under the Revolving Credit Agreement was 3.34%. Debt issuance and modification costs of $1.9 million were incurred in connection with an April 2019 amendment to the Revolving Credit Agreement which increased permitted borrowings from $400.0 million to $800.0 million. Costs incurred in connection with the establishment of and amendments to this credit agreement are recorded in other assets on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Revolving Credit Agreement. At December 31, 2019, our total debt issuance costs have an unamortized deferred financing balance of $3.0 million. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2019, there were $226.5 million of borrowings under this agreement and there were letters of credit outstanding totaling $94.3 million, which reduce the available line of credit to $479.2 million. The $94.3 million of letters of credit includes both financial letters of credit and performance guarantees.

As of December 31, 2019, we had letters of credit and bank guarantees outstanding totaling $101.7 million, which includes the $94.3 million of letters of credit on the Revolving Credit Agreement above and $7.4 million of letters of credit issued under other facilities. The total of $101.7 million of letters of credit and bank guarantees includes $97.2 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $4.5 million which primarily guarantee our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British pounds (equivalent to approximately $26.5 million at December 31, 2019) to help meet the short-term working capital requirements of our subsidiary. At December 31, 2019, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2019 was $22.5 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of certain of our lending and credit agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2019, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

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

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in accrued compensation and other current liabilities on the balance sheet amounted to $7.3 million at December 31, 2019 and $7.4 million at September 30, 2019.

Note 9 — Leases

In the first quarter of fiscal 2020, we adopted ASC 842. See “Note 1—Summary of Significant Accounting Policies” for the impacts of adoption. Our primary involvement with leases is in the capacity as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2030 without taking into consideration available renewal options, and many of them require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

Our right-of-use assets for operating leases are included in operating lease right-of-use-assets on our Condensed Consolidated Balance Sheets. Our lease liabilities for operating leases are included in other current liabilities for the current portion and in operating lease liabilities for the long-term portion. We use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in costs and expenses in our consolidated statements of operations. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain properties and sublease income is included as a reduction of rental expense.

The following tables present our operating leases, related lease expenses, and other information (dollars in millions):

Operating Lease Portfolio

December 31,
2019
Right-of-use assets	$80.7
Lease liabilities	89.0
Weighted average remaining lease term	6.9 years
Weighted average discount rate	2.98%

Operating Lease Expense

Three Months Ended
December 31,
2019
Operating lease expense	$4.6
Short-term lease expense	0.4
Variable lease expense	1.1
Total lease expense	$6.1

Other Information

Three Months Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities	$4.5
Right-of-use assets obtained in exchange for new operating lease liabilities	9.6

Maturities of Lease Liabilities

Our future minimum lease commitments of our operating leases on an undiscounted basis, reconciled to the lease liability at December 31, 2019 were as follows (in millions):

2020	$13.5
2021	16.2
2022	14.0
2023	12.0
2024	11.2
Thereafter	32.1
Total lease payments	99.0
Less: imputed interest	(10.0)
Present value of operating lease liabilities	$89.0

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, we will act as the construction agent, a financial institution will own the buildings and we will lease the property for a term of five years upon their completion expected in December 2020. The terms of the agreements include provisions that require and/or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2019, these agreements have no restrictions on distributions to shareholders, subject to certain tests in these agreements.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Service cost	$165	$149
Interest cost	1,531	1,910
Expected return on plan assets	(2,946)	(3,009)
Amortization of actuarial loss	1,001	528
Administrative expenses	86	97
Net pension benefit	$(163)	$(325)

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

Time-based RSUs granted prior to fiscal 2020 generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service through such vesting date. Time-based RSUs granted in fiscal 2020 generally vest in three equal installments on each of the three October 1 dates following the grant date, subject to the recipient’s continued service through such vesting date.

The performance-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of certain revenue growth targets, earnings growth targets, and return on equity targets established by the Compensation Committee over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. The level at which Cubic performs against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

In fiscal 2019 and 2020, the Compensation Committee granted RSUs which contained both performance and market-based vesting criteria. The performance and market-based RSUs granted to participants vest over three-year performance periods based on Cubic’s achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service through the end of the respective performance periods. The level at which Cubic performs against scalable targets over the performance periods impact the percentage of the RSUs that will ultimately vest. For these RSUs, Cubic’s relative total stock return (TSR) as compared to the Russell 2000 Index (Index) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier would result in a reduction of up to 25% of these RSUs vesting at the end of the performance period. For the performance and market-based RSUs granted in fiscal 2020, if Cubic’s absolute TSR is negative for the three-year performance period, the TSR multiplier shall not exceed 100%, regardless of the performance relative to the Index.

During fiscal 2019, the Compensation Committee amended the long-term equity incentive program to provide accelerated vesting for retirement age participants. Under this amendment, participants who are 60 years of age, and have achieved 10 years of continuous service, are eligible for accelerated vesting of their RSUs. Participants who have reached the retirement age criteria must generally provide a one-year notice of retirement to Cubic. For participants who have reached the retirement age criteria, expense is recognized over the adjusted service period.

The grant date fair value of each RSU with time-based vesting or performance-based vesting is the fair market value of one share of our common stock at the grant date.

The grant date fair value of each RSU with performance and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and our common stock were simulated through the end of the performance period. The correlation matrix between our common stock and the index as well as our stock and the Index’s return volatilities were developed based upon an analysis of historical data. The following tables include the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted during fiscal 2019 and 2020:

	RSUs granted during fiscal 2020

Date of grant	November 29, 2019
Grant date fair value	$52.51
Performance period begins	November 29, 2019
Performance period ends	September 30, 2022
Risk-free interest rate	1.6%
Expected volatility	41%

	RSUs granted during fiscal 2019

Date of grant	November 21, 2018	April 1, 2019
Grant date fair value	$67.40	$59.29
Performance period begins	November 21, 2018	April 1, 2019
Performance period ends	September 30, 2021	September 30, 2021
Risk-free interest rate	2.8%	2.8%
Expected volatility	34%	34%

At December 31, 2019, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 469,090 RSUs with time-based vesting, 101,818 RSUs with performance-based vesting, and 395,805 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested Restricted Stock Units with Service-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2019	422,094	$58.84
Granted	329,918	59.90
Vested	(148,996)	56.07
Forfeited	(23,793)	60.14
Unvested at December 31, 2019	579,223	$60.10

	Unvested Restricted Stock Units with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2019	315,262	$55.67
Granted	—	—
Vested	—	—
Forfeited	(174,824)	47.36
Unvested at December 31, 2019	140,438	$61.40

	Unvested Restricted Stock Units with Performance and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested at September 30, 2019	227,402	$66.77
Granted	346,826	52.51
Vested	—	—
Forfeited	(33,874)	59.87
Unvested at December 31, 2019	540,354	$58.05

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Cost of sales	$539	$313
Selling, general and administrative	3,938	2,407
	$4,477	$2,720

As of December 31, 2019, there was $61.5 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $57.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year as of December 31, 2019. To the extent the actual forfeiture rate is different from what we have estimated, compensation expense related to these awards will be different from our expectations.

Note 12 – Income Taxes

The 2017 U.S. tax legislation fundamentally changed the taxation of multinational corporations. Significant provisions impacting Cubic include GILTI (global intangible low-taxed income), a new tax on income of foreign corporations, and BEAT (base-erosion and anti-abuse tax). The BEAT provisions impose an alternative tax on applicable taxpayers with base-erosion payments greater than a de minimis threshold. After considering available tax planning opportunities, a reasonable forecast of BEAT expense has been made.

The quarterly forecast of our annual effective tax rate is impacted by numerous factors including income fluctuations by tax jurisdiction throughout the year, the level of intercompany transactions, applicability of new tax regimes, and the impact of acquisitions. For the three-month period ended December 31, 2019, we concluded it is more appropriate to use a blend of the discrete effective tax rate method for U.S. operations and the estimated annual effective tax rate method for foreign operations to determine income tax expense for the period, the latter of which comprises the majority of tax expense.

The income tax expense recognized on pre-tax loss from continuing operations for the three months ended December 31, 2019 resulted in an effective tax rate of negative 64% which differs from the effective tax rates of 21% for the year ended September 30, 2019 and negative 31% for the three months ended December 31, 2018. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. BEAT and state cash tax expense and discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Note 13 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to five years. We do not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, both the effective and ineffective portions of a change in the fair value of the derivative are recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or noncurrent assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the Condensed Consolidated Statements of Cash Flows in the same category as the item being hedged.

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2019 and September 30, 2019 (in thousands):

	Notional Principal
	December 31, 2019	September 30, 2019
Instruments designated as accounting hedges:
Foreign currency forwards	$132,551	$143,164
Interest rate swaps	95,000	95,000

Instruments not designated as accounting hedges:
Foreign currency forwards	$57,844	$24,220

Included in the amounts not receiving hedge accounting treatment at December 31, 2019 and September 30, 2019 were non-designated foreign currency forwards with notional principal amounts of $51.2 million and $14.0 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. Unrealized gains of $0.8 million and unrealized losses of $0.3 million were recognized in other income (expense), net for the three months ended December 31, 2019 and 2018, respectively, related to these foreign currency forward contracts not designated as accounting hedges.

In conjunction with the agreements related to the construction and leasing of two new buildings on our existing corporate campus, we entered into pay-variable/receive-fixed interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with these future lease obligations. The interest rate swaps contain forward starting notional principal amounts which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges at September 30, 2019, and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized gains as a result of changes in the fair value of the interest rate swaps were $1.4 million for the three months ended December 31, 2019.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended December 31, 2019 and September 30, 2019. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of December 31, 2019 or September 30, 2019.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the Condensed Consolidated Balance Sheets (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2019	September 30, 2019
Asset derivatives:
Foreign currency forwards	Other current assets	$930	$2,635
Foreign currency forwards	Other assets	469	619
Forward starting swap	Other assets	1,404	240
		$2,803	$3,494
Liability derivatives:
Foreign currency forwards	Other current liabilities	$1,855	$529
Foreign currency forwards	Other noncurrent liabilities	272	228
Total		$2,127	$757

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

Three Months Ended
	December 31, 2019		December 31, 2018
		Gains (losses)		Gains (losses)
	Gains (losses)	reclassified into		reclassified into
	recognized in	earnings -	Gains (losses)	earnings -
Derivative Type	OCI	Effective Portion	recognized in OCI	Effective Portion
Foreign currency forwards	$(1,583)	$(66)	$1,779	$(33)

The amount of realized gains and losses from foreign currency forwards designated as accounting hedges did not have a material impact on the results of operations for the three-month periods ended December 31, 2019.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three-month periods ended December 31, 2019 and 2018. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $0.7 million, net of income taxes.

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

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2019	2018
Sales:
Cubic Transportation Systems	$188.6	$181.8
Cubic Mission Solutions	58.7	46.4
Cubic Global Defense Systems	81.5	77.1
Total sales	$328.8	$305.3

Operating income (loss):
Cubic Transportation Systems	$14.3	$11.0
Cubic Mission Solutions	(14.9)	(4.9)
Cubic Global Defense Systems	6.3	2.9
Unallocated corporate expenses	(12.2)	(9.6)
Total operating income (loss)	$(6.5)	$(0.6)

Depreciation and amortization:
Cubic Transportation Systems	$7.1	$7.7
Cubic Mission Solutions	7.5	5.4
Cubic Global Defense Systems	1.7	2.2
Corporate	0.7	0.7
Total depreciation and amortization	$17.0	$16.0

Unallocated corporate expenses include costs of strategic and information technology (IT) system resource planning as part of our One Cubic Initiatives, which totaled $1.1 million in the first quarter of fiscal 2020 compared to $1.6 million in the first quarter of last year.

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended December 31, 2019
	CTS	CMS	CGD	Total

United States	$96.7	$56.2	$22.8	$175.7
United Kingdom	47.6	0.2	4.3	52.1
Australia	36.4	1.3	6.5	44.2
Far East/Middle East	1.3	0.4	36.3	38.0
Other	6.6	0.6	11.6	18.8
Total sales	$188.6	$58.7	$81.5	$328.8

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

United States	$91.3	$45.5	$35.7	$172.5
United Kingdom	50.9	0.4	4.3	55.6
Australia	29.8	0.1	5.6	35.5
Far East/Middle East	4.4	0.4	18.4	23.2
Other	5.4	—	13.1	18.5
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended December 31, 2019
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$93.5	$55.2	$26.8	$175.5
Other	95.1	3.5	54.7	153.3
Total sales	$188.6	$58.7	$81.5	$328.8

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$90.8	$45.8	$32.4	$169.0
Other	91.0	0.6	44.7	136.3
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by Contract Type: Substantially all of our contracts are fixed-price type contracts. Sales included in Other contract types represent cost-plus and time-and-material type contracts.

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

	Three months ended December 31, 2019
	CTS	CMS	CGD	Total

Fixed Price	$184.5	$50.5	$74.3	$309.3
Other	4.1	8.2	7.2	19.5
Total sales	$188.6	$58.7	$81.5	$328.8

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Fixed Price	$178.2	$45.8	$71.6	$295.6
Other	3.6	0.6	5.5	9.7
Total sales	$181.8	$46.4	$77.1	$305.3

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended December 31, 2019
	CTS	CMS	CGD	Total

Product	$93.4	$51.2	$56.0	$200.6
Service	95.2	7.5	25.5	128.2
Total sales	$188.6	$58.7	$81.5	$328.8

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Product	$92.0	$40.6	$49.7	$182.3
Service	89.8	5.8	27.4	123.0
Total sales	$181.8	$46.4	$77.1	$305.3

Revenue Recognition Method: Sales recognized at a point in time are typically for standard goods with a short production cycle and are recognized when the customer obtains control, which is generally upon delivery and acceptance. Sales for services and for products with a long production cycle, which often include significant customization and development, are recognized over time. The table below presents total net sales disaggregated based on the revenue recognition method applied (in millions):

	Three months ended December 31, 2019
	CTS	CMS	CGD	Total

Point in Time	$17.7	$38.3	$1.0	$57.0
Over Time	170.9	20.4	80.5	271.8
Total sales	$188.6	$58.7	$81.5	$328.8

	Three months ended December 31, 2018
	CTS	CMS	CGD	Total

Point in Time	$16.7	$34.4	$0.5	$51.6
Over Time	165.1	12.0	76.6	253.7
Total sales	$181.8	$46.4	$77.1	$305.3

Note 15 — Restructuring Costs

In fiscal 2019, we initiated projects to restructure and modify our supply chain strategy, functional responsibilities, methods, capabilities, processes and rationalize suppliers with the goal of reducing ongoing costs and increasing the efficiencies of our worldwide procurement organization. The majority of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs have been recognized by our corporate entity. The total costs of this restructuring project have been incurred and these efforts have been materially completed as of the first quarter of fiscal 2020.

Also, in the first quarter of fiscal 2019 and 2020 our CTS segment incurred restructuring charges, consisting primarily of employee severance costs related to headcount reductions initiated to optimize our cost positions. The total costs of each of these restructuring plans initiated thus far are not expected to be significantly greater than the charges incurred to date.

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended
	December 31,
	2019	2018
Restructuring costs:
Cubic Transportation Systems	$0.4	$0.4
Cubic Mission Solutions	—	—
Cubic Global Defense Systems	0.1	0.1
Unallocated corporate expenses	1.1	1.5
Total restructuring costs	$1.6	$2.0

The following table presents a rollforward of our restructuring liability as of December 31, 2019, which is included within accrued compensation and other current liabilities within our Condensed Consolidated Balance Sheets (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and other	Consulting Costs
Balance as of September 30, 2019	$2.0	$0.8
Accrued costs	0.6	1.0
Cash payments	(2.0)	(1.8)
Balance as of December 31, 2019	$0.6	$—

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Note 16 — Legal Matters

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

CUBIC CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2019

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

Consolidated Overview

CONSOLIDATED RESULTS

	Three Months Ended
	December 31,
	2019	2018	% Change

Sales	$328.8	$305.3	8%
Operating loss	(6.5)	(0.6)	nm
Net loss from continuing operations attributable to Cubic	(20.0)	(6.6)	nm
Diluted earnings per share from continuing operations attributable to Cubic	(0.64)	(0.23)	nm
Adjusted EBITDA	11.4	20.0	(43)%
Adjusted Net Income (Loss)	(3.7)	9.1	nm
Adjusted EPS	(0.12)	0.32	nm

Note on non-GAAP measures: Throughout the following results of operations discussion, we disclose certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. For an explanation and reconciliation of such measures, see the section titled ‘Non-GAAP Financial Information’ below.

Sales: Sales for the quarter ended December 31, 2019 increased 8% to $328.8 million from $305.3 million in the first quarter last year. For the quarter, sales from CMS, CGD and CTS increased by 27%, 6% and 4%, respectively. Sales generated by businesses we acquired during fiscal 2020 and 2019 totaled $16.0 million for the quarter ended December 31, 2019 compared to $10.5 million for the quarter ended December 31, 2018. See the segment discussions below for further analysis of segment sales. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had an unfavorable impact on sales of $1.8 million for the first quarter of fiscal 2020 compared to the first quarter last year.

Gross Margin: Our gross margin percentage on products sales decreased to 17% in the first quarter of fiscal 2020 from 31% in the first quarter of fiscal 2019. The decrease in product sales gross margins in the first quarter of fiscal 2020 were primarily due to incremental investments in the CMS troposcatter and MQ-25 contracts discussed below. Our gross margin percentage on service sales was 36% for the first three months of fiscal 2020 compared to 25% for the first three months of last year, driven primarily by the impact of productivity initiatives in CTS as well as services sales mix.

Selling, General, and Administrative: Selling, general and administrative (SG&A) expenses increased in the first quarter of fiscal 2020 to $65.9 million compared to $63.0 million in the same period last year. As a percentage of sales, SG&A expenses were 20% for the quarter ended December 31, 2019 compared to 21% for the quarter ended December 31, 2018. The increase in SG&A expense for the first quarter of fiscal 2020 was primarily due to the SG&A expenses incurred by two businesses we acquired subsequent to the first quarter of fiscal 2019 including GRIDSMART Technologies, Inc. (GRIDSMART) in January 2019, and Nuvotronics, Inc. (Nuvotronics) in March 2019. In addition, stock-based compensation expense increased due in part to increased grants of restricted stock units made during the first quarter of fiscal 2020.

Research and Development:

The cost of company-sponsored research and development (R&D) activities included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$1,234	$3,389
Cubic Mission Solutions	4,806	5,343
Cubic Global Defense	1,940	3,280
Unallocated corporate expenses	442	—
Total company-sponsored research and development expense	$8,422	$12,012

Company-sponsored R&D expenditures decreased in the first quarter of fiscal 2020 as compared to the first quarter last year due to the timing of certain planned R&D projects including CTS digital initiatives.

In addition to internally funded R&D a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales in our Condensed Consolidated Statements of Operations as they are directly related to contract performance. The cost of contract R&D activities included in our cost of sales are as follows (in thousands):

	Three Months Ended
	December 31,
	2019	2018
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$14,790	$12,077
Cubic Mission Solutions	7,705	5,061
Cubic Global Defense	7,481	8,201
Total cost of contract research and development activities	$29,976	$25,339

Amortization of Purchased Intangibles: Amortization of purchased intangibles for the first quarter of fiscal 2020 decreased to $10.1 million from $10.6 million in the first quarter last year. The decrease in amortization expense was driven by the amortization of purchased intangible assets that are amortized based upon accelerated methods, partially offset by the amortization of intangible assets related to businesses acquired subsequent to the first quarter of fiscal 2019.

Operating Loss: Our consolidated operating loss was $6.5 million in the first quarter of fiscal 2020 compared to $0.6 million in the first quarter last year. The CMS operating loss for the first quarter increased to $14.9 million this year compared to $4.9 million last year primarily due to incremental investments in our troposcatter and MQ-25 contracts discussed below. CTS operating income increased to $14.3 million for the first quarter compared to $11.0 million last year and CGD had operating income of $6.3 million in the first quarter compared to $2.9 million last year. On a consolidated basis, businesses we acquired during fiscal 2020 and 2019 had operating losses totaling $5.1 million in the first quarter of fiscal 2020 compared to operating losses of $3.3 million in the first quarter of fiscal 2019. For the first quarter of fiscal 2020, the operating losses of businesses acquired in fiscal 2020 and 2019 included total acquisition-related expenses of $1.5 million and amortization of purchased intangibles of $5.4 million in addition to a $4.1 million gain recognized on the revaluation of the fair value of contingent consideration owed to the seller of Nuvotronics. For the first quarter of fiscal 2019, the operating losses of businesses acquired in fiscal 2020 and 2019 included total acquisition-related expenses of $1.4 million and amortization of purchased intangibles of $4.3 million. Unallocated corporate and other costs for the first quarter of fiscal 2020 were $12.0 million compared to $9.5 million in the first quarter last year. The increase in unallocated corporate costs was driven by an increase in stock-based compensation expense.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $2.2 million in the first quarter of 2020 compared to $1.2 million in the first quarter of 2019. The increase was primarily due to the interest income recorded on higher long-term contracts financing receivables in our consolidated balance sheet. Interest expense for the first quarter of fiscal 2020 was $5.4 million compared to $4.0 million in the first quarter of last year primarily due to the increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (VIE) for the first quarter of fiscal 2020 compared to the first quarter last year. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of the VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Other Income (Expense): Other income (expense) netted to expense of $0.1 million in the first quarter of 2020 compared to $4.8 million in the first quarter of 2019. Changes in our non-operating expenses are primarily driven by foreign currency gains and losses related to our intercompany balances with our foreign entities as well as changes in the fair value of an interest rate swap held by the VIE that we consolidate. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s gain or loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Income Tax Provision: The income tax expense recognized on pre-tax loss from continuing operations for the three months ended December 31, 2019 resulted in an effective tax rate of negative 64% which differs from the effective tax rates of 21% for the year ended September 30, 2019 and negative 31% for the three months ended December 31, 2018. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. BEAT and state cash tax expense and discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Our effective tax rate could be affected by, among other factors, the mix of business between U.S. and foreign jurisdictions, the level of intercompany transactions, applicability of new tax regimes, the impact of acquisitions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax attributes and audits of our records by taxing authorities. After considering these impacts, we have determined that a reliable estimate of the annual effective tax rate for fiscal year 2020 cannot be made.

Net Income (Loss) from Continuing Operations attributable to Cubic: Our net loss from continuing operations attributable to Cubic in the first quarter of fiscal 2020 was $20.0 million compared to $6.6 million in the first quarter of last year. The increase in net loss from continuing operations attributable to Cubic was primarily due to the increases in our operating loss and income tax expense as described above.

Adjusted EBITDA: Adjusted EBITDA decreased to $11.4 million in the first quarter of 2020 compared to $20.0 million in the first quarter of 2019. The decrease in Adjusted EBITDA was primarily due to the same factors that drove the increase in operating loss described above, excluding the amortization expense, acquisition transaction costs, and restructuring costs.

Adjusted Net Income (Loss): Our Adjusted Net Loss was $3.7 million in the first quarter of 2020 compared to Adjusted Net Income of $9.1 million in the first quarter of 2019. The decrease in Adjusted Net Income was primarily due to the same factors that drove the increase in net loss from continuing operations attributable to Cubic described above, but excludes amortization expense, acquisition transaction costs, restructuring costs, acquisition-related costs, and non-operating gains and losses.

Adjusted EPS: Adjusted EPS was negative $0.12 in the first quarter of 2020 compared to positive $0.32 in the first quarter of 2019. The decrease in Adjusted EPS was due to the same factors that impacted Adjusted Net Loss noted above.

Cubic Transportation Systems Segment (CTS)

	Three Months Ended
	December 31,
	2019	2018	% Change

Sales	$188.6	$181.8	4%
Operating income	14.3	11.0	30%
Adjusted EBITDA	22.2	19.4	14%

Sales: CTS sales increased 4% in the first quarter of fiscal 2020 to $188.6 million compared to $181.8 million last year. For the first quarter of fiscal 2020, sales increased in North America and Australia compared to the first quarter of fiscal 2019, while sales in the U.K. decreased slightly for the quarter. Sales were higher in the U.S. primarily due to revenue from system development on our customer contracts in Boston and the San Francisco Bay Area, as well as sales from two U.S. transportation businesses acquired in fiscal 2019, Advanced Traffic Solutions Inc. (Trafficware) and GRIDSMART. The combined sales for Trafficware and GRIDSMART totaled $13.2 million for the first quarter of fiscal 2020 compared to $10.5 million for the first quarter last year. The decrease in sales in the U.K. was primarily caused by a reduction in work on fare system hardware. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $1.5 million for the first quarter of fiscal 2020 compared to the same periods last year, primarily due to the strengthening of the U.S. dollar against the Australian dollar.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CTS results amounted to $4.4 million in the first quarter of fiscal 2020 and $5.4 million in the first quarter of 2019. The decrease in amortization expense is related to purchased intangible assets that are amortized based upon accelerated methods.

Operating Income: CTS operating income increased 30% in the first quarter of fiscal 2020 to $14.3 million compared to $11.0 million in the first quarter last year. For the first quarter of fiscal 2020 operating income was higher in North America on increased work on contracts in Boston and the San Francisco Bay Area, as well as a change order on the Boston contract. Operating income increased in the U.K. in the first quarter of fiscal 2020 primarily due to productivity measures achieved on service contracts. Operating income in Australia decreased slightly in the first quarter due to the impact of cost growth on a system development contract in Singapore. The operating loss of businesses acquired in fiscal 2020 and 2019 totaled $4.7 million in the first quarter of fiscal 2020 including acquisition-related expenses of $1.0 million and amortization of purchased intangibles of $4.1 million. The operating loss of businesses acquired in fiscal 2020 and 2019 totaled $3.3 million for the first quarter of last year including acquisition-related expenses of $1.4 million and amortization of purchased intangibles of $4.3 million. In addition, the CTS R&D expenditures were lower in the first quarter of fiscal 2020 than the first quarter last year due to the timing of certain planned R&D projects including certain digital initiatives that are expected to accelerate later in fiscal 2020. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.1 million for the first quarter of fiscal 2020 compared to the first quarter last year.

Adjusted EBITDA: CTS Adjusted EBITDA increased 14% to $22.2 million in the first quarter of 2020 compared to $19.4 million in the first quarter of 2019. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above, excluding amortization of purchased intangibles and acquisition transaction costs.

Cubic Mission Solutions Segment (CMS)

	Three Months Ended
	December 31,
	2019	2018	% Change

Sales	$58.7	$46.4	27%
Operating loss	(14.9)	(4.9)	nm
Adjusted EBITDA	(9.3)	0.7	nm

Sales: CMS sales increased 27% in the first quarter of fiscal 2020 to $58.7 million compared to $46.4 million in the first quarter of last year. The increase in sales resulted from increased product deliveries in all of our CMS product lines, and particularly expeditionary satellite communications products and other secure communications products. Sales generated by Nuvotronics, which was acquired by CMS in the second quarter of fiscal 2019, totaled $2.8 million in the quarter ended December 31, 2019.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CMS results amounted to $5.6 million in the first quarter of fiscal 2020 and $4.9 million in the first quarter last year.

Operating Income: The CMS operating loss was $14.9 million in the first quarter of fiscal 2020 compared to $4.9 million in the first quarter of last year. The increase in the operating loss for CMS was driven by incremental investments in our troposcatter and MQ-25 contracts, partially offset by increased gross margins on the increased deliveries in all product lines. The operating loss of Nuvotronics totaled $0.4 million in the first quarter of fiscal 2020. The Nuvotronics operating loss for the quarter included acquisition-related expenses of $0.5 million and amortization of purchased intangibles of $1.3 million. The Nuvotronics operating loss was partially offset by a $4.1 million gain recognized on the revaluation of the fair value of contingent consideration owed to the sellers.

Adjusted EBITDA: CMS Adjusted EBITDA decreased to negative $9.3 million in the first quarter of 2020 compared to positive $0.7 million in the first quarter of 2019. The change in CMS Adjusted EBITDA was primarily due to the same factors that drove the increase in operating loss described above, excluding amortization expense, acquisition transaction costs, and the gain on the revaluation of contingent consideration.

Cubic Global Defense Systems Segment (CGD)

	Three Months Ended
	December 31,
	2019	2018	% Change

Sales	$81.5	$77.1	6%
Operating income	6.3	2.9	117%
Adjusted EBITDA	7.5	5.7	32%

Sales: CGD sales increased by 6% to $81.5 million in the first quarter of fiscal 2020 compared to $77.1 million in the first quarter last year. The increase in sales was primarily due to increased work on air combat training systems during the quarter, partially offset by decreased work on ground combat training system development and services work.

Amortization of Purchased Intangibles: CGD had no significant amortization expense in the first quarter of fiscal 2020 compared to $0.3 million in the first quarter last year.

Operating Income: CGD operating income was $6.3 million in the first quarter of fiscal 2020 compared to $2.9 million last year. For the first quarter of fiscal 2020, operating profits increased primarily due to higher gross margins on increased air combat training system product sales, as well as a reduction of SG&A costs as a result of productivity initiatives. Operating income was also positively impacted by a reduction of R&D activities during the first quarter.

Adjusted EBITDA: CGD Adjusted EBITDA was $7.5 million in the first quarter of 2020 compared to $5.7 million in the first quarter of 2019. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above.

Backlog

	December 31,	September 30,
	2019	2019
	(in millions)
Total backlog
Cubic Transportation Systems	$3,245.7	$2,953.3
Cubic Mission Solutions	114.7	103.7
Cubic Global Defense Systems	391.6	344.0
Total	$3,752.0	$3,401.0

Total backlog increased by $351.0 million from September 30, 2019 to December 31, 2019 primarily due to an award for a five-year extension to upgrade a transportation fare collection system for our Chicago customer. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of the end of the quarter increased backlog by $76.1 million compared to September 30, 2019.

Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (GAAP), this Quarterly Report on Form 10-Q also contains non-GAAP measures. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes, and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted net income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, acquisition-related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of U.S. Tax Reform. Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), income taxes, depreciation and amortization, other non-operating expense (income), acquisition-related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our ERP system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, and expenses recognized related to the change in the fair value of contingent consideration for acquisitions.

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

Adjusted Net Income Reconciliation

	Three Months Ended
	December 31,
	2019	2018
($ In Millions, Except Per Share Data)
GAAP EPS	$(0.64)	$(0.23)
GAAP Net income (loss) from continuing operations attributable to Cubic	$(20.0)	$(6.6)
Noncontrolling interest in the gain (loss) of the VIE	4.0	(4.0)
Amortization of purchased intangibles	10.1	10.6
Gain on sale of fixed assets	(0.2)	—
Restructuring costs	1.6	2.0
Acquisition-related expenses (gains), excluding amortization	(0.7)	2.5
Strategic and IT system resource planning expenses	1.1	1.6
Other non-operating expense (income), net	0.1	4.8
Noncontrolling interest in Adjusted Net Income of VIE	(1.2)	(1.5)
Tax impact related to acquisitions[1]	—	(0.3)
Tax impact related to non-GAAP adjustments[2]	1.5	—
Adjusted net income (loss)	$(3.7)	$9.1
Adjusted EPS	$(0.12)	$0.32

Weighted Average Diluted Shares Outstanding (in thousands)	31,273	28,492

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

	Three Months Ended
($ In Millions)	December 31,
Cubic Transportation Systems	2019	2018
Sales	$188.6	$181.8
Operating income	$14.3	$11.0
Depreciation and amortization	7.1	7.7
Noncontrolling interest in income of VIE	(0.9)	(1.5)
Acquisition-related expenses, excluding amortization	1.3	1.8
Restructuring costs	0.4	0.4
Adjusted EBITDA	$22.2	$19.4
Adjusted EBITDA margin	11.8%	10.7%

	Three Months Ended
	December 31,
Cubic Mission Solutions	2019	2018
Sales	$58.7	$46.4
Operating loss	$(14.9)	$(4.9)
Depreciation and amortization	7.5	5.4
Acquisition-related expenses (gains), excluding amortization	(1.9)	0.2
Adjusted EBITDA	$(9.3)	$0.7
Adjusted EBITDA margin	(15.8%)	1.5%

	Three Months Ended
	December 31,
Cubic Global Defense Systems	2019	2018
Sales	$81.5	$77.1
Operating income	$6.3	$2.9
Depreciation and amortization	1.7	2.2
Acquisition-related expenses (gains), excluding amortization	(0.3)	0.5
Gain on sale of fixed assets	(0.2)	—
Restructuring costs	—	0.1
Adjusted EBITDA	$7.5	$5.7
Adjusted EBITDA margin	9.2%	7.4%

	Three Months Ended
	December 31,
Cubic Consolidated	2019	2018
Sales	$328.8	$305.3
Net loss from continuing operations attributable to Cubic	$(20.0)	$(6.6)
Noncontrolling interest in net income (loss) of VIE	4.0	(4.0)
Provision for income taxes	6.2	2.5
Interest expense, net	3.1	2.8
Other non-operating expense (income), net	0.1	4.8
Operating loss	$(6.5)	$(0.6)
Depreciation and amortization	17.0	16.0
Noncontrolling interest in EBITDA of VIE	(0.9)	(1.5)
Acquisition-related expenses (gains), excluding amortization	(0.7)	2.5
Strategic and IT system resource planning expenses	1.1	1.6
(Gain) loss on sale of fixed assets	(0.2)	—
Restructuring costs	1.6	2.0
Adjusted EBITDA	$11.4	$20.0
Adjusted EBITDA margin	3.5%	6.6%

Liquidity and Capital Resources

Operating activities used cash of $47.6 million for the first quarter of fiscal 2020 primarily due to inventory builds for upcoming scheduled deliveries, as well as payments to vendors and contractors for goods and services received related to our significant work on customer contracts in the fourth quarter of fiscal 2019. As further described below, our operating cash flows have been significantly impacted by our consolidation of a VIE.

Investing activities for the first quarter of fiscal 2020 included capital expenditures of $11.8 million as well as $5.5 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities under GAAP, as further described below.

Financing activities for the three-month period ended December 31, 2019 consisted primarily of net short-term borrowings of $31.0 million. Also, as further described below, because we consolidate Boston AFC 2.0 OpCo. LLC (OpCo) into Cubic’s financial statements, any payments from OpCo to Cubic are excluded from our cash flows provided by operating activities in our Consolidated Statements of Cash Flows, and the cash received by OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities in our Consolidated Statements of Cash Flows. Payments that we received from OpCo that were not included in cash provided by operating activities totaled $20.1 million in the first quarter of fiscal 2020 and have totaled a cumulative $92.7 million since the inception of our contract with OpCo in March 2018.

In March 2018, Cubic and John Laing, an unrelated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo. LLC (HoldCo). Also in March 2018, HoldCo created a wholly owned entity, OpCo which entered into a contract with the Massachusetts Bay Transit Authority (MBTA) for the financing, development, and operation of a next-generation fare payment system in Boston (the MBTA Contract). We have consolidated OpCo into Cubic’s financial statements.

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

In December 2019, Cubic, MBTA, and OpCo entered into a preliminary change order to modify certain aspects of the MBTA Contract, such as extending the design and build phase to 2024, adding new functionality to the next-generation fare payment system, and increasing the scope of the operate and maintain phase. As part of the preliminary change order, MBTA will make payments of up to $30.0 million to Cubic for work performed under the change order while the terms and conditions are finalized. Full execution and financial close of the change order are expected by April 2020.

Upon creation of the P3 Venture, OpCo entered into a credit agreement with a group of financial institutions (the OpCo Credit Agreement) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to $212.4 million; draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. At December 31, 2019, the outstanding balance on the long-term debt facility was $83.0 million, which is presented net of unamortized deferred financing costs of $8.8 million. As noted above, OpCo’s borrowings are reflected as cash provided by financing activities in our Consolidated Statements of Cash Flows.

The OpCo Credit Agreement contains a number of covenants which require that OpCo and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The OpCo Credit Agreement also contains a number of events of default including, but not limited to, the delivery of a customized fare collection system to MBTA by a pre-determined date as well as other customary events of default. Failure to meet such delivery date will result in OpCo, and Cubic via its subcontract with OpCo, incurring penalties due to the lenders.

A change in exchange rates between foreign currencies, primarily between the Australian dollar and the U.S. dollar and between the British Pound and the U.S. dollar, resulted in an increase of $4.0 million to our cash balance as of December 31, 2019 compared to September 30, 2019.

We have a committed revolving credit agreement with a group of financial institutions in the amount of $800.0 million which is scheduled to expire in April 2024 (the Revolving Credit Agreement). Under the terms of the Revolving Credit Agreement, we may elect that the debts comprising each borrowing bear interest generally at a rate equal to (i) London Interbank Offer Rate (LIBOR) based upon tenor plus a margin that fluctuates between 1.00% and 2.00%, as determined by Cubic’s Leverage Ratio (as defined in the Revolving Credit Agreement) as set forth in Cubic’s most recently delivered compliance certificate or (ii) the Alternate Base Rate (defined as a rate equal to the highest of (a) the Prime Rate (b) the NYFRB rate plus 0.50%, and (c) the Adjusted LIBOR Rate plus 1.00%), plus a margin that fluctuates between 0.00% and 1.00%, as determined by Cubic’s Leverage Ratio as set forth in its most recently delivered compliance certificate. The available line of credit is reduced by any letters of credit issued under the Revolving Credit Agreement. As of December 31, 2019, there were $226.5 million of borrowings under this agreement and there were letters of credit outstanding totaling $94.3 million, which reduce the available line of credit to $479.2 million.

As of December 31, 2019, we had letters of credit and bank guarantees outstanding totaling $101.7 million, which includes the $94.3 million of letters of credit on the Revolving Credit Agreement described above and $7.4 million of letters of credit issued under other facilities. The total of $101.7 million of letters of credit and bank guarantees includes $97.2 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit of $4.5 million which primarily guarantee our payment of certain self-insured liabilities.

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

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2019 was $22.5 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Consolidated Balance Sheet in any period presented. During the first quarter of fiscal 2020, we sold $10.1 million of outstanding trade receivables to financial institutions. The cash received for the sale of these trade receivables is included in cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Also, during the three months ended December 31, 2019, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

Our financial condition remains strong with working capital of $190.4 million and a current ratio of 1.4 to 1 at December 31, 2019. We expect that for our current operations that cash on hand, cash flows from operations, and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., the U.K., New Zealand and Australia.

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

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019 and throughout this report that could cause actual results to differ materially from those expressed in these statements.

Such risks, estimates, assumptions and uncertainties include, among others:

●	our dependence on U.S. and foreign government contracts;

●	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

●	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

●	the effects of potential sequestration on our contracts;

●	our assumptions covering behavior by public transit authorities;

●	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

●	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

●	negative audits by the U.S. government;

●	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

●	competition and technology changes in the defense and transportation industries;

●	changes in the way transit agencies pay for transit systems;

●	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

●	the effect of adverse regulatory changes on our ability to sell products and services;

●	our ability to identify, attract and retain qualified employees;

●	our failure to properly implement our enterprise resource planning system;

●	unforeseen problems with the implementation and maintenance of our information systems;

●	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

●	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

●	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

●	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

●	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

●	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

●	other factors discussed elsewhere in this report.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2019 have not changed materially from those described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 4 - CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

We have implemented changes to our processes, systems and controls with respect to the adoption of Accounting Standards Update 2016-02, Leases (commonly referred to as ASC 842). These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 6 - EXHIBITS

(a) The following exhibits are included herein:

Exhibit No.	Description
2.1 †	Agreement and Plan of Merger, dated as of December 18, 2019, by and among Cubic Corporation Locus Merger Sub, Inc. Pixia Corp. and FG Pixia LLC.
2.2	Amendment No. 1 to Amendment and Plan of Merger, dated as of January 1, 2020, by and among Cubic Corporation, Locus Merger Sub, Inc., Pixia Corp. and FG Pixia LLC.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Form 8-K filed February 19, 2019, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†Portions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date	February 5, 2020	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	February 5, 2020	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)