Form 10-Q
period 2020-03-31
CUBIC CORP /DE/
filed 2020-05-06
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File Number: 001-08931

CUBIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1678055
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9333 Balboa Avenue	92123
San Diego, California	(Zip Code)
(Address of principal executive offices)

(858) 277-6780

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	CUB	New York Stock Exchange

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2020, there were 31,298,538 shares of the registrant’s common stock, no par value, issued and outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales:
Products	$187,494	$222,744	$388,098	$404,997
Services	133,988	114,595	262,223	237,601
	321,482	337,339	650,321	642,598
Costs and expenses:
Products	153,002	167,567	319,845	293,052
Services	88,420	82,212	171,068	174,997
Selling, general and administrative expenses	78,294	66,195	144,209	129,181
Research and development	11,360	13,754	19,782	25,766
Amortization of purchased intangibles	16,493	12,395	26,582	22,960
Loss (gain) on sale of property, plant and equipment	40	—	(130)	—
Restructuring costs	3,807	1,757	5,382	3,749
	351,416	343,880	686,738	649,705

Operating loss	(29,934)	(6,541)	(36,417)	(7,107)

Other income (expenses):
Interest and dividend income	1,693	1,413	3,911	2,647
Interest expense	(8,219)	(4,531)	(13,582)	(8,563)
Loss on extinguishment of debt	(16,090)	—	(16,090)	—
Other income (expense), net	(19,664)	(3,602)	(19,791)	(8,355)

Loss from continuing operations before income taxes	(72,214)	(13,261)	(81,969)	(21,378)

Income tax benefit	(19,784)	(3,831)	(13,538)	(1,334)

Loss from continuing operations	(52,430)	(9,430)	(68,431)	(20,044)
Net income (loss) from discontinued operations	129	(1,339)	(455)	(1,339)
Net loss	(52,301)	(10,769)	(68,886)	(21,383)

Less noncontrolling interest in net loss of VIE	(13,178)	(1,377)	(9,188)	(5,404)

Net loss attributable to Cubic	$(39,123)	$(9,392)	$(59,698)	$(15,979)

Amounts attributable to Cubic:
Net loss from continuing operations	$(39,252)	$(8,053)	$(59,243)	$(14,640)
Net income (loss) from discontinued operations	129	(1,339)	(455)	(1,339)
Net loss attributable to Cubic	$(39,123)	$(9,392)	$(59,698)	$(15,979)

Net loss per share:
Basic
Continuing operations attributable to Cubic	$(1.25)	$(0.26)	$(1.89)	$(0.49)
Discontinued operations	$—	$(0.04)	$(0.01)	$(0.04)
Basic earnings per share attributable to Cubic	$(1.25)	$(0.30)	$(1.91)	$(0.54)

Diluted
Continuing operations attributable to Cubic	$(1.25)	$(0.26)	$(1.89)	$(0.49)
Discontinued operations	$—	$(0.04)	$(0.01)	$(0.04)
Diluted earnings per share attributable to Cubic	$(1.25)	$(0.30)	$(1.91)	$(0.54)

Weighted average shares used in per share calculations:
Basic	31,296	31,150	31,284	29,821
Diluted	31,296	31,150	31,284	29,821

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net loss	$(52,301)	$(10,769)	$(68,886)	$(21,383)
Other comprehensive income (loss):
Foreign currency translation	(17,905)	2,962	(7,425)	(356)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	1,058	(762)	(127)	581
Adjustment for net gains/losses realized and included in net income, net of tax	(963)	286	(914)	262
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	95	(476)	(1,041)	843
Total other comprehensive income (loss)	(17,810)	2,486	(8,466)	487
Total comprehensive loss	(70,111)	(8,283)	(77,352)	(20,896)
Noncontrolling interest in comprehensive loss of consolidated VIE, net of tax	(13,178)	(1,377)	(9,188)	(5,404)
Comprehensive loss attributable to Cubic, net of tax	$(56,933)	$(6,906)	$(68,164)	$(15,492)

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands)

	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$117,748	$65,800
Cash in consolidated VIE	457	347
Restricted cash	21,684	19,507
Restricted cash in consolidated VIE	9,967	9,967
Accounts receivable:
Billed	152,653	127,406
Allowance for doubtful accounts	(1,151)	(1,392)
	151,502	126,014

Contract assets	270,153	349,559
Recoverable income taxes	23,947	7,754
Inventories	139,652	106,794
Other current assets	59,736	38,534
Other current assets in consolidated VIE	112	33
Total current assets	794,958	724,309

Long-term contracts financing receivables	48,526	36,285
Long-term contracts financing receivables in consolidated VIE	137,870	115,508
Property, plant and equipment, net	156,445	144,969
Operating lease right-of-use asset	85,737	—
Deferred income taxes	3,533	4,098
Goodwill	781,683	578,097
Purchased intangibles, net	242,901	165,613
Other assets	22,037	76,872
Other assets in consolidated VIE	—	1,419
Total assets	$2,273,690	$1,847,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$337,000	$195,500
Trade accounts payable	140,561	180,773
Trade accounts payable in consolidated VIE	—	25
Contract liabilities	69,222	46,170
Accrued compensation and current liabilities	105,702	95,013
Other current liabilities in consolidated VIE	181	191
Income taxes payable	481	773
Current portion of long-term debt	11,250	10,714
Total current liabilities	664,397	529,159

Long-term debt	436,322	189,110
Long-term debt in consolidated VIE	87,814	61,994
Operating lease liability	78,408	—
Other noncurrent liabilities	68,127	64,734
Other noncurrent liabilities in consolidated VIE	33,087	21,605

Shareholders’ equity:
Common stock	281,840	274,472
Retained earnings	798,201	862,948
Accumulated other comprehensive loss	(148,159)	(139,693)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	895,804	961,649
Noncontrolling interest in VIE	9,731	18,919
Total shareholders’ equity	905,535	980,568
Total liabilities and shareholders’ equity	$2,273,690	$1,847,170

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating Activities:
Net loss	$(52,301)	$(10,769)	$(68,886)	$(21,383)
Net income (loss) from discontinued operations	(129)	1,339	455	1,339
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,414	17,587	40,364	33,598
Share-based compensation expense	5,382	3,638	9,859	6,358
Change in fair value of contingent consideration	(1,473)	241	(4,478)	670
Change in fair value of interest rate swap in VIE	15,819	—	11,482	—
Deferred income taxes	2,909	(5,825)	2,909	(5,825)
Loss on extinguishment of debt	16,090	—	16,090	—
Other items	13	—	4,308	—
Changes in operating assets and liabilities, net of effects from acquisitions	(36,281)	(28,754)	(86,222)	(98,467)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(26,557)	(22,543)	(74,119)	(83,710)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	129	—	85	—
NET CASH USED IN OPERATING ACTIVITIES	(26,428)	(22,543)	(74,034)	(83,710)

Investing Activities:
Acquisition of businesses, net of cash acquired	(234,538)	(148,704)	(234,538)	(395,854)
Purchases of property, plant and equipment	(13,478)	(10,132)	(25,311)	(22,177)
Receipt of withheld proceeds from sale of trade receivables	—	—	5,521	—
NET CASH USED IN INVESTING ACTIVITIES	(248,016)	(158,836)	(254,328)	(418,031)

Financing Activities:
Proceeds from short-term borrowings	727,000	242,500	884,500	614,500
Principal payments on short-term borrowings	(616,500)	(98,000)	(743,000)	(405,500)
Proceeds from long-term borrowings	450,000	—	450,000	—
Principal payments on long-term debt	(199,833)	—	(199,833)	—
Proceeds from long-term borrowings in consolidated VIE	3,036	9,700	23,222	15,498
Debt extinguishment make whole payment	(15,856)	—	(15,856)	—
Deferred financing fees	(2,517)	—	(2,517)	—
Proceeds from stock issued under employee stock purchase plan	—	783	1,169	783
Purchase of common stock	(39)	—	(3,660)	(3,419)
Dividends paid	(4,225)	(4,205)	(4,225)	(4,205)
Contingent consideration payments related to acquisitions of businesses	—	(385)	—	(820)
Proceeds from equity offering, net	—	—	—	215,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	341,066	150,393	389,800	432,669

Effect of exchange rates on cash	(11,224)	(622)	(7,203)	1,340

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,398	(31,608)	54,235	(67,732)

Cash, cash equivalents and restricted cash at the beginning of the period	94,458	103,484	95,621	139,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$149,856	$71,876	$149,856	$71,876

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of Pixia, net	$1,214	$—	$1,214	$—
Contingent consideration liability incurred with the acquisition of Delerrok	1,600	—	1,600	—

Receivable recognized in connection with the acquisition of Trafficware, net	—	—	—	1,588
Receivable recognized in connection with the acquisition of Gridsmart, net	—	442	—	442
Receivable recognized in connection with the acquisition of Nuvotronics, net	—	166	—	166
Liability incurred to acquire Nuvotronics, net	—	4,900	—	4,900

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except per share data)

	For the Three Months Ended March 31, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
January 1, 2020	$276,497	$841,549	$(130,349)	$(36,078)	$22,909	31,274

Net loss	—	(39,123)	—	—	(13,178)	—
Other comprehensive loss, net of tax	—	—	(17,810)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	23
Purchase of common stock	(39)	—	—	—	—	(1)
Share-based compensation	5,382	—	—	—	—	—
Cash dividends paid -- $0.14 per share of common stock	—	(4,225)	—	—	—	—

March 31, 2020	$281,840	$798,201	$(148,159)	$(36,078)	$9,731	31,296

	For the Six Months Ended March 31, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2019	$274,472	$862,948	$(139,693)	$(36,078)	$18,919	31,178

Net loss	—	(59,698)	—	—	(9,188)	—
Other comprehensive loss, net of tax	—	—	(8,466)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	153
Stock issued under employee stock purchase plan	1,169	—	—	—	—	19
Purchase of common stock	(3,660)	—	—	—	—	(54)
Share-based compensation	9,859	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—
Cash dividends paid -- $0.14 per share of common stock	—	(4,225)	—	—	—	—

March 31, 2020	$281,840	$798,201	$(148,159)	$(36,078)	$9,731	31,296

	For the Three Months Ended March 31, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
January 1, 2019	$260,141	$815,083	$(112,642)	$(36,078)	$24,703	31,133

Net loss	—	(9,392)	—	—	(1,377)	—
Other comprehensive income, net of tax	—	—	2,486	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	3
Stock issued under employee stock purchase plan	783	—	—	—	—	15
Purchase of common stock	—	—	—	—	—	(1)
Share-based compensation	3,638	—	—	—	—	—
Cash dividends paid -- $0.14 per share of common stock	—	(4,205)	—	—	—	—
Other	50	—	—	—	(1)	—

March 31, 2019	$264,612	$801,486	$(110,156)	$(36,078)	$23,325	31,150

	For the Six Months Ended March 31, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

Net loss	—	(15,979)	—	—	(5,404)	—
Other comprehensive income, net of tax	—	—	487	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	132
Stock issued under employee stock purchase plan	783	—	—	—	—	15
Purchase of common stock	(3,419)	—	—	—	—	(47)
Share-based compensation	6,358	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering	215,832	—	—	—	—	3,795
Cash dividends paid -- $0.14 per share of common stock	—	(4,205)	—	—	—	—
Other	50	2	—	—	(1)	—

March 31, 2019	$264,612	$801,486	$(110,156)	$(36,078)	$23,325	31,150

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2020

Note 1 — Basis for Presentation

Cubic Corporation (“we,” “us,” and “Cubic”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and six-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2020. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (commonly known as Accounting Standards Codification (“ASC”) Topic 842) (“ASC 842”). Under the guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASC 842 on October 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited condensed comparative financial statements. All prior period amounts and disclosures are presented under ASC 840, Leases, the legacy lease accounting guidance. We elected the practical expedients which provide that entities need not reassess whether existing contracts contain a lease, lease classification of existing leases, or the treatment of initial direct costs on existing leases. On October 1, 2019, we recorded a right-of-use asset of $80 million and a lease liability of $88 million in our consolidated balance sheets. We also recorded a $0.8 million decrease in retained earnings related to the adoption of ASC 842. The adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020 with early adoption permitted. Adoption of ASU 2017-04 will have no immediate impact on our consolidated financial statements and will only have the potential to impact the amount of any goodwill impairment recorded after the adoption thereof. We are currently evaluating whether to adopt the guidance early.

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

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans - Disclosure Framework (Topic 715), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020. Early adoption is permitted. We are currently evaluating whether to adopt the guidance early and we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Subtopic 350-24), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2020. Early adoption is permitted. We are currently evaluating whether to adopt the guidance early and we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“Topic 740”), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this accounting standard update are effective for us in our annual period beginning October 1, 2021 and interim periods within that annual period. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2 — COVID-19 Update

In March 2020, the novel coronavirus disease (“COVID-19”) was categorized as a pandemic by the World Health Organization. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Cubic’s businesses have been deemed essential under applicable law in the vast majority of locations where we operate around the world. As such, we have an obligation to continue providing our essential products and services to customers while focusing on protecting the health and well-being of our employees and the communities in which we do business.

Our consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that while our operating results in the second quarter of fiscal 2020 were impacted by the pandemic, no asset impairments have been recognized.

In light of the risks presented by the current environment we have taken a number of steps to strengthen liquidity and manage cash flow. These steps include long-term debt restructuring and an increase in limits under our revolving credit facility, as further described in Note 9. We have also been negotiating more favorable payment terms with our customers, suppliers and subcontractors and utilized governmental stimulus benefits (including those related to tax). In addition, we have modified executive and other employee compensation and have planned reductions in capital expenditures and other discretionary expenditures.

Note 3 — Acquisitions and Divestitures

Sale of CGD Services

In May 2018, we sold our Cubic Global Defense Services (“CGD Services”) business to Nova Global Supply & Services, LCC (Purchaser), an entity affiliated with GC Valiant, LP. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement executed in connection with the transaction, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target established by the parties. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and we recorded a receivable from the Purchaser for the estimated amount due related to the working capital settlement. Since the sale we have worked with the Purchaser and revised certain estimates related to the working capital settlement. In connection with the revision of these estimates, we reduced the receivable from the Purchaser by $0.6 million and recognized a corresponding loss on the sale of CGD Services in the first quarter of fiscal 2020. The net receivable from the Purchaser at March 31, 2020 was $2.4 million. Certain remaining working capital settlement estimates, primarily related to the fair value of accounts receivable, have not yet been settled with the Purchaser.

Business Acquisitions

Each of the following acquisitions have been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Cubic Mission Solutions (“CMS”)

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding shares of PIXIA Corp. (“Pixia”), a provider of high performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures. The purchase agreement with Pixia included an option to purchase the remaining 80% of its shares of capital stock for $200.0 million, subject to certain post-closing adjustment provisions, which we exercised in November 2019. On January 3, 2020, we completed the purchase of the remaining 80% of Pixia’s issued and outstanding shares of capital stock for aggregate consideration consisting of $197.6 million in net cash, resulting in our ownership of all of Pixia’s issued and outstanding shares of capital stock. The acquisition was financed primarily with proceeds from draws on our line of credit.

From June 27, 2019 through January 3, 2020, we accounted for our 20% ownership of Pixia using the equity method of accounting. Upon completion of the acquisition of the remaining 80% ownership interest, we now consolidate Pixia into our financial statements. The estimated acquisition-date fair value of consideration transferred is $243.8 million and is comprised of total cash paid of $247.6 million, less a $1.2 million receivable due from the sellers of Pixia for the difference between the net working capital acquired and the targeted working capital amounts, less a $2.0 million dividend received from Pixia and less a $0.6 million loss recognized during the period that we accounted for our 20% ownership of Pixia using the equity method of accounting.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date (in millions):

Backlog	$42.5
Customer relationships	25.5
Developed technology	14.1
Trade name	5.7
Accounts receivable, prepaids and other assets	3.9
Deferred taxes	(18.3)
Other net assets acquired (liabilities assumed)	(1.8)
Net identifiable assets acquired	71.6
Goodwill	172.1
Net assets acquired	$243.7

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our detailed valuation analyses and necessary calculations. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships and non-compete agreements valuations used the lost profits valuation method, and the technology and backlog valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over a weighted average useful life of approximately four years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Pixia with our existing CMS business, and strengthening our capability of developing and integrating products in our CMS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CMS segment and is not expected to be deductible for tax purposes.

Nuvotronics, Inc.

In March 2019, we acquired all of the outstanding shares of capital stock of Nuvotronics, Inc. (Nuvotronics), a provider of microfabricated radio frequency products. Based in Durham, North Carolina, Nuvotronics’ patented PolyStrata technology enables the design and production of uniquely packaged RF devices, such as antennas, filters, and combiners, all of which are components in Cubic’s advanced technology product offerings. Nuvotronics is expected to provide synergies from combining its capabilities with our existing Cubic Mission Solutions (CMS) business.

The acquisition-date fair value of consideration is $66.8 million, which is comprised of net cash paid of $61.9 million, plus the estimated fair value of contingent consideration of $4.9 million. The acquisition was financed primarily with proceeds from draws on our line of credit. Under the purchase agreement executed in connection with the acquisition, we will pay the sellers up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month period ending on each of December 31, 2020 and December 31, 2021. The contingent consideration liability will be re-measured to fair value at each reporting date until the contingencies are resolved and any subsequent changes in fair value are recognized in earnings.

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

Operating Results

Pixia’s and Nuvotronics’ sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended
	March 31, 2020		March 31, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Sales	$1.1	$3.2	$—	$0.7
Operating loss	(10.0)	(4.5)	—	(1.7)
Net loss after taxes	(10.0)	(4.5)	—	(1.7)

	Six Months Ended
	March 31, 2020		March 31, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Sales	$1.1	$6.0	$—	$0.7
Operating loss	(10.0)	(4.9)	—	(1.7)
Net loss after taxes	(10.0)	(4.9)	—	(1.7)

Pixia’s and Nuvotronics’ operating results above included the following amounts (in millions):

	Three Months Ended
	March 31, 2020		March 31, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Amortization	$7.2	$0.9	$—	$0.1
Acquisition-related expenses	2.0	0.7	—	1.8

	Six Months Ended
	March 31, 2020		March 31, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Amortization	$7.2	$2.2	$—	$0.1
Acquisition-related expenses	2.0	1.3	—	1.8
Gain for changes in fair value of contingent consideration	—	(4.2)	—	—

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions of Pixia and Nuvotronics is as follows (in millions):

Year Ending
September 30,	Pixia	Nuvotronics
2020	$21.5	$4.0
2021	28.7	3.0
2022	12.7	3.0
2023	7.3	2.9
2024	7.3	2.7
Thereafter	10.5	10.1

Cubic Transportation Systems (“CTS”)

Delerrok Inc.

Since fiscal 2018, we invested a total of $8.3 million to purchase 17.5% of the outstanding shares of common stock of Delerrok Inc. (“Delerrok”), a private technology company based in Vista, California, that specializes in electronic fare collection systems for the mid-market. Our purchase agreement included an option to purchase the remaining 82.5% of Delerrok’s outstanding shares of common stock, which we exercised in November 2019. On January 3, 2020, we completed the purchase of the remaining 82.5% of Delerrok’s outstanding shares of common stock for aggregate consideration consisting of $37.0 million in net cash, resulting in our ownership of all of Delerrok’s shares of common stock. We will also pay the sellers up to an additional $2.0 million if Delerrok’s sales exceed certain levels from the date of acquisition through December 31, 2020.

Prior to the acquisition of all of Delerrok’s outstanding shares of common stock, we accounted for our investment in Delerrok using the cost method of accounting. Upon completion of the acquisition of all of Delerrok’s outstanding shares of common stock, we now consolidate Delerrok into our financial statements. The estimated acquisition-date fair value of consideration is $45.1 million. The acquisition was financed primarily with proceeds from draws on our line of credit and is comprised of total cash paid of $43.5 million and the estimated fair value of contingent consideration of $1.6 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$14.9
Trade name	0.9
Accounts receivable	0.9
Other net assets acquired	(0.2)
Deferred tax liability	(2.0)
Net identifiable assets acquired	14.5
Goodwill	30.6
Net assets acquired	$45.1

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our detailed valuation analyses and necessary calculations. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method, and the technology valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over an average useful life of approximately eight years from the date of acquisition.

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Delerrok with our existing CTS business, and strengthening our capability of developing and integrating products in our CTS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CTS segment and is not expected to be deductible for tax purposes.

GRIDSMART Technologies, Inc.

In January 2019, we acquired all of the outstanding shares of capital stock of GRIDSMART Technologies, Inc. (GRIDSMART), a provider of differentiated video tracking solutions to the Intelligent Traffic Systems market. Based in Knoxville, Tennessee, GRIDSMART specializes in video detection at the intersection utilizing advanced image processing, computer vision modeling and machine learning along with a single camera solution providing best-in-class data for optimizing the flow of people and traffic through intersections.

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

Advanced Traffic Solutions Inc.

In October 2018, we acquired all of the outstanding shares of capital stock of Advanced Traffic Solutions Inc. (“Trafficware”), a provider of intelligent traffic solutions for the transportation industry based in Sugar Land, Texas. Trafficware provides a fully integrated suite of software, Internet of Things devices, and hardware solutions that optimize the flow of motorist and pedestrian traffic.

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

Operating Results

The sales and results of operations from Delerrok, GRIDSMART and Trafficware included in our operating results were as follows (in millions):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Sales	$0.7	$7.7	$14.0	$—	$6.3	$11.7
Operating income (loss)	(1.1)	0.9	(0.2)	—	(2.0)	(5.2)
Net income (loss) after taxes	(1.1)	0.9	(0.2)	—	(2.0)	(5.2)

	Six Months Ended
	March 31, 2020			March 31, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Sales	$0.7	$11.9	$23.0	$—	$6.3	$22.2
Operating income (loss)	(1.1)	(0.8)	(3.2)	—	(2.0)	(8.5)
Net loss after taxes	(1.1)	(0.8)	(3.2)	—	(2.0)	(8.5)

The operating results above included the following amounts (in millions):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Amortization	$0.4	$1.3	$2.8	$—	$1.4	$5.3
Acquisition-related expenses	0.7	(0.1)	0.4	—	1.8	2.1

	Six Months Ended
	March 31, 2020			March 31, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Amortization	$0.4	$2.7	$5.7	$—	$1.4	$9.6
Acquisition-related expenses	0.7	0.4	0.9	—	1.8	3.5

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions are as follows (in millions):

Year Ending
September 30,	Delerrok	GRIDSMART	Trafficware
2020	$1.3	$5.3	$11.4
2021	1.7	3.9	11.4
2022	1.6	3.5	11.4
2023	1.6	3.5	6.4
2024	1.6	3.5	5.9
Thereafter	8.0	8.1	12.9

Pro forma Information

The following unaudited pro forma information presents our consolidated results of operations as if Pixia, Nuvotronics, Delerrok, GRIDSMART and Trafficware had been included in our consolidated results since October 1, 2018 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$321.5	$342.3	$654.6	$665.8
Net loss	(39.3)	(17.7)	(68.1)	(33.3)

The pro forma information includes adjustments to give effect to events that are directly attributable to the acquisitions and have a continuing impact on our operations including the amortization of purchased intangibles and the elimination of interest expense for the repayment of debt. No adjustments were made for transaction expenses, other items that do not reflect ongoing operations, or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2018, and it does not purport to project our future operating results.

Goodwill

Changes in goodwill for the six months ended March 31, 2020 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense	Total

Net balances at September 30, 2019	$254,592	$181,424	$142,081	$578,097
Acquisitions	30,621	172,068	—	202,689
Adjustments	603	—	—	603
Foreign currency exchange rate changes	385	99	(190)	294
Net balances at March 31, 2020	$286,201	$353,591	$141,891	$781,683

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

Our most recent annual goodwill impairment test was our 2019 annual impairment test completed as of July 1, 2019. The results of our 2019 annual impairment test indicated that the estimated fair values of our CTS and Cubic Global Defense Systems (“CGD”) reporting units exceeded their respective carrying amounts by over 100%, while the estimated fair value of our CMS reporting unit exceeded its carrying amount by over 60%. Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CMS reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in prior years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. Although we believe our underlying assumptions supporting these assessments are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we may be required to perform interim analyses in fiscal 2020 that could expose us to material impairment charges in the future.

Note 4 – Variable Interest Entities

In accordance with ASC 810, Consolidation (“ASC 810”), we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors, to determine if any meet the qualifications of a variable interest entity (a “VIE”). We consider a partnership or joint venture to be a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships (“P3”), jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”) entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston, Massachusetts (the “MBTA Contract”). Boston HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”. Based on our assessment under ASC 810, we concluded that Boston OpCo and Boston HoldCo are VIE’s and that we are the primary beneficiary of Boston OpCo. Consequently, we have consolidated the financial statements of Boston OpCo within our consolidated financial statements. We have concluded that we are not the primary beneficiary of Boston HoldCo, and as a result, we have not consolidated the financial statements of Boston HoldCo within our consolidated financial statements.

The MBTA Contract consists of a design and build phase of approximately three years and an operate and maintain phase of approximately ten years. The design and build phase is planned to be completed in 2021 and the operate and maintain phase is expected to span from 2021 through 2031. MBTA will make fixed payments in the aggregate amount of $558.5 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, to Boston OpCo in connection with the MBTA Contract over the ten-year operate and maintain phase. All of Boston OpCo’s contractual responsibilities regarding the design and development and the operation and maintenance of the fare system have been subcontracted to Cubic by Boston OpCo. Cubic will receive fixed payments in the aggregate amount of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties, under its subcontract with Boston OpCo in connection with the MBTA Contract.

In December 2019, we entered into a preliminary change order with MBTA and Boston OpCo to modify certain aspects of the MBTA Contract, such as extending the design and build phase to 2024, adding new functionality to the next-generation fare payment system and increasing the scope of the operate and maintain phase. As part of the preliminary change order, MBTA will make payments of up to $30.0 million to Cubic for work performed under the change order while the terms and conditions are finalized. On April 27, 2020 MBTA’s Fiscal and Management Control Board approved the change order, and financial close of the change order is expected during the third quarter of fiscal 2020.

Upon creation of the P3 Venture, John Laing made a loan to Boston HoldCo of $24.3 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made a corresponding equity contribution to Boston OpCo in the same amount which is included within equity of noncontrolling interest in VIE in our consolidated financial statements. Also, upon creation of the P3 Venture, we issued a letter of credit for $2.7 million to Boston HoldCo in accordance with our equity funding responsibilities under the terms of the P3 Venture. Boston HoldCo is able to draw on the letter of credit in certain liquidity instances, but no amounts have been drawn on such letter of credit as of March 31, 2020.

Upon creation of the P3 Venture, Boston OpCo entered into a credit agreement with a group of financial institutions (the “Boston OpCo Credit Agreement”), which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to an aggregate of $212.4 million and such draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. The long-term debt facility bears interest at variable rates of London Interbank Offer Rate (“LIBOR”) plus 1.3% over the design and build phase and LIBOR plus 1.55% over the operate and maintain phases. At March 31, 2020, the outstanding balance on the long-term debt facility was $87.8 million, which is presented net of unamortized deferred financing costs of $8.8 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $13.9 million during the operate and maintain phase of the MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

The Boston OpCo Credit Agreement contains a number of covenants which require that Boston OpCo and Cubic maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The Boston OpCo Credit Agreement also contains customary events of default including the delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in Boston OpCo, and Cubic via our subcontract with Boston OpCo, to incur penalties due to the lenders thereunder.

Boston OpCo has entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. At March 31, 2020, the outstanding notional principal amounts on open interest rate swaps were $160.7 million. The fair value of Boston OpCo’s interest rate swaps at March 31, 2020 was $33.1 million and is recorded as a liability in other noncurrent liabilities in our condensed consolidated balance sheets. Boston OpCo’s interest rate swaps were not designated as effective hedges at March 31, 2020 and as such unrealized gains (losses) are included in other income (expense), net. As a result of changes in the fair value of its interest rate swaps, Boston OpCo recognized losses of $15.8 million and $11.5 million for the three- and six- month periods ended March 31, 2020, respectively, and losses of $3.8 million and $9.9 million for the three- and six- month periods ended March 31, 2019, respectively. See Note 8 for a description of the measurement of fair value of derivative financial instruments, including Boston OpCo’s interest rate swaps.

Boston OpCo holds a restricted cash balance which is required by the MBTA Contract to allow for the delivery of future change orders and unplanned expansions as directed by MBTA.

The assets and liabilities of Boston OpCo that are included in our condensed consolidated balance sheets are as follows:

	March 31,	September 30,
	2020	2019
	(in thousands)
Cash	$457	$347
Restricted cash	9,967	9,967
Other current assets	112	33
Long-term contracts financing receivable	137,870	115,508
Other noncurrent assets	—	1,419
Total assets	$148,406	$127,274

Trade accounts payable	$—	$25
Accrued compensation and other current liabilities	181	191
Due to Cubic	19,220	25,143
Other noncurrent liabilities	33,087	21,605
Long-term debt	87,814	61,994
Total liabilities	$140,302	$108,958
Total Cubic equity	(1,627)	(603)
Noncontrolling interests	9,731	18,919
Total liabilities and owners' equity	$148,406	$127,274

The assets of Boston OpCo are restricted for its use only and are not available for our general operations. Boston OpCo’s debt is non-recourse to Cubic. Our maximum exposure to loss as a result of our equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the MBTA Contract.

Boston OpCo’s results of operations included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue	$1,802	$2,325	$3,047	$4,286
Operating income	1,516	2,030	2,488	3,698
Other income (expense), net	(15,819)	(3,720)	(12,748)	(9,863)
Interest income	1,655	757	3,208	1,260
Interest expense	(1,995)	(598)	(3,154)	(1,110)

Note 5 — Revenue Recognition

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating income (loss)	$(5,155)	$(817)	$(11,312)	$308
Net income (loss) from continuing operations	(5,522)	(503)	(11,304)	292
Diluted earnings (loss) per share	(0.18)	(0.02)	(0.36)	0.01

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of March 31, 2020, our ending backlog was $3.6 billion, compared to $3.4 billion at September 30, 2019. We expect to recognize approximately 30% of our March 31, 2020 backlog over the next 12 months, and approximately 50% over the next 24 months as revenue, with the remainder recognized thereafter.

Accounts Receivable: Amounts billed include $30.0 million and $60.3 million due on U.S. federal government contracts at March 31, 2020 and September 30, 2019, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of September 30, 2019, we sold $31.1 million of outstanding trade receivables to financial institutions. No trade receivables were sold as of March 31, 2020. During the first half of fiscal 2020, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

Contract Assets and Liabilities: Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer per the contractually agreed project milestones. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract assets and contract liabilities were as follows (in thousands):

	March 31,	September 30,
	2020	2019

Contract assets	$270,153	$349,559
Contract liabilities	$69,222	$46,170

Contract assets decreased $79.4 million during the six months ended March 31, 2020, due to billings in excess of revenue recognized related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the six months ended March 31, 2020.

Contract liabilities increased $23.1 million during the six months ended March 31, 2020, due to payments received in excess of revenue recognized on these performance obligations. During the three- and six-month periods ended March 31, 2020, we recognized $7.1 million and $16.3 million of our contract liabilities at September 30, 2019 as revenue, respectively. We expect our contract liabilities to be recognized as revenue over the next 12 months.

Note 6 — Net Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to Cubic for the period by the weighted average number of common shares outstanding during the period, including vested restricted stock units (“RSUs”).

In periods with a net income from continuing operations attributable to Cubic, diluted EPS is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of dilutive RSUs. Dilutive RSUs are calculated based on the average underlying share price for each fiscal period using the treasury stock method. For RSUs with performance-based vesting, no common equivalent shares are included in the computation of diluted EPS until the related performance criteria have been met. For RSUs with performance and market-based vesting, no common equivalent shares are included in the computation of diluted EPS until the performance criteria have been met, and once the criteria are met the dilutive RSUs are calculated using the treasury stock method, modified by the multiplier that is calculated at the end of the accounting period as if the vesting date was at the end of the accounting period. The multiplier on RSUs with performance and market-based vesting is further described in Note 12.

In periods with a net loss from continuing operations attributable to Cubic, common equivalent shares are not included in the computation of diluted EPS, because to do so would be anti-dilutive.

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Weighted average shares - basic	31,296	31,150	31,284	29,821
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	31,296	31,150	31,284	29,821

Number of anti-dilutive securities	1,246	976	1,099	988

Note 7 — Balance Sheet Details

Restricted Cash

Cash and cash equivalents excluded $31.7 million and $29.5 million of restricted cash at March 31, 2020 and September 30, 2019, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2020	2019

Finished products	$17,840	$10,905
Work in process and inventoried costs under long-term contracts	76,229	46,951
Materials and purchased parts	45,583	48,938
Net inventories	$139,652	$106,794

At March 31, 2020, work in process and inventoried costs under long-term contracts included approximately $4.7 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2019. We believe it is probable that we will recover the costs inventoried at March 31, 2020, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory totaled $0.4 million and $0.5 million at March 31, 2020 and September 30, 2019, respectively.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	March 31,	September 30,
	2020	2019
Land and land improvements	$7,364	$7,348
Buildings and improvements	48,514	48,191
Machinery and other equipment	120,498	107,297
Software	110,439	108,526
Leasehold improvements	18,719	17,064
Construction and internal-use software development in progress	22,536	16,814
Accumulated depreciation and amortization	(171,625)	(160,271)
	$156,445	$144,969

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets and totaled $10.1 million at March 31, 2020 and $11.0 million at September 30, 2019.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities totaled $5.8 million at each of March 31, 2020 and September 30, 2019 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

Note 8 — Fair Value of Financial Instruments

The valuation techniques required to determine fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets.
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
●	Level 3 – Significant inputs to the valuation model are unobservable.

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands):

	March 31, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$5,540	$—	$5,540	$—	$2,635	$—	$2,635
Noncurrent derivative assets	—	4,061	—	4,061	—	859	—	859
Total assets measured at fair value	$—	$9,601	$—	$9,601	$—	$3,494	$—	$3,494
Liabilities
Current derivative liabilities	—	1,657	—	1,657	—	529	—	529
Noncurrent derivative liabilities	—	5,023	—	5,023	—	228	—	228
Contingent consideration to seller of H4 Global	—	—	564	564	—	—	1,073	1,073
Contingent consideration to seller of Deltenna	—	—	2,810	2,810	—	—	1,787	1,787
Contingent consideration to seller of Shield	—	—	3,022	3,022	—	—	3,814	3,814
Contingent consideration to seller of Nuvotronics	—	—	—	—	—	—	4,200	4,200
Contingent consideration to seller of Delerrok	—	—	1,600	1,600	—	—	—	—
Total liabilities measured at fair value	$—	$6,680	$7,996	$14,676	$—	$757	$10,874	$11,631

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

At March 31, 2020, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

●	H4 Global: Payments of up to $2.7 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
●	Deltenna: Payments of up to $6.7 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the fiscal year ending September 30, 2022.
●	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.
●	Nuvotronics: Payments of up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month period ending on each of December 31, 2020 and December 31, 2021.

●	Delerrok: Payments of up to $2.0 million of contingent consideration if Delerrok meets certain sales goals for the 12-month period ending December 31, 2020.

The maximum remaining payout to the sellers of H4 Global is $2.7 million at March 31, 2020 and is based on a percentage of the value of contracts entered into from October 1, 2015 through September 30, 2020. The fair value of the contingent consideration was estimated using a probability weighted approach by applying probabilities to different scenarios and summing the present value of any future payments. The selected discount rate was 23.0% as of March 31, 2020 and 23.5% as of September 30, 2019.

Under the terms of the Deltenna purchase agreement, we will pay the sellers of Deltenna up to $6.7 million if Deltenna meets certain sales goals through September 30, 2022. The fair value of the contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon an analysis of comparable guideline public companies and was 38% as of March 31, 2020 and 36% as of September 30, 2019. The selected discount rate was 10% as of March 31, 2020 and 11% as of September 30, 2019.

Under the terms of the Shield purchase agreement, we will pay the sellers of Shield up to $10.0 million if Shield meets certain sales goals through July 31, 2025. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates, risk adjustment factors and volatility. The volatility and revenue risk adjustment factors were determined based on an analysis of publicly traded comparable companies and as of March 31, 2020 were 32% and 13%, respectively, and as of September 30, 2019 were 18% and 13%, respectively. The selected discount rate was based primarily on an analysis of publicly traded comparable companies and was 9.7% at March 31, 2020 and 3.6% at September 30, 2019.

Under the terms of the Nuvotronics purchase agreement, we will pay the sellers of Nuvotronics up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12- month period ending on each of December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected gross profits, assumed discount rates for projected gross profits and gross profit volatility. The volatility factor used as of March 31, 2020 and September 30, 2019 was 13.7% and 12.4%, respectively, and was determined based on an analysis of publicly traded comparable companies. The discount rate used as of both March 31, 2020 and September 30, 2019 was 7.4%, which was based on our risk-free rate of return adjusted for our gross profit required risk premium. As of March 31, 2020, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit was below the payout thresholds.

Under the terms of the Delerrok purchase agreement, we will pay the sellers of Delerrok up to $2.0 million if Delerrok meets certain sales goals for the 12-month period ending December 31, 2020. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenues and cash flows and volatility. The volatility factor was determined based on an analysis of publicly traded comparable companies and was 11.0% as of March 31, 2020. The discount rate used as of March 31, 2020 was 4.7% and was based on our risk-free rate of return adjusted for our revenue required risk premium.

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

As of March 31, 2020, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Delerrok	Total
Balance as of September 30, 2019	$1,073	$1,787	$3,814	$4,200	$—	$10,874
Initial measurement recognized at acquisition	—	—	—	—	1,600	1,600
Total remeasurement (gain) loss recognized in earnings	(509)	1,023	(792)	(4,200)	—	(4,478)
Balance as of March 31, 2020	$564	$2,810	$3,022	$—	$1,600	$7,996

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our variable rate long-term debt approximates its carrying value at March 31, 2020.

In fiscal 2019, we invested $5.0 million in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the fund’s operating results did not have a material impact on our results of operations for the three- and six-month periods ended March 31, 2020 and 2019. At March 31, 2020, our investment balance of $5.3 million is included within other assets in our Condensed Consolidated Balance Sheet at March 31, 2020.

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the second quarter or first half of fiscal 2020 or fiscal 2019 other than assets and liabilities acquired in business acquisitions described in Note 3 and the RSUs that contain performance and market-based vesting criteria described in Note 12.

Note 9 — Financing Arrangements

At September 30, 2019, we had $200.0 million of outstanding senior unsecured notes bearing interest rates ranging from 3.35% to 3.93% as well as $226.5 million outstanding under an $800.0 million committed revolving credit agreement with a group of financial institutions. On March 27, 2020, we repaid and extinguished the remaining principal balance of $189.3 million of senior unsecured notes then outstanding and recognized a loss on debt extinguishment of $16.1 million, consisting of a $15.9 million make-whole payment to the note holders and a write-off of previously capitalized debt issuance costs of $0.2 million.

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At March 31, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.96%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility.

Debt issuance and modification costs of $2.4 million were incurred in connection with the Credit Facility and are recorded as a reduction to the related liability on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At March 31, 2020, our total debt issuance costs had an unamortized balance of $5.1 million. The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of March 31, 2020, there were $450.0 million of borrowings under the Term Loan and $337.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.2 million at March 31, 2020, which reduced our available line of credit to $418.8 million. The $94.2 million of letters of credit includes both financial letters of credit and performance guarantees.

As of March 31, 2020, we had letters of credit and bank guarantees outstanding totaling $101.6 million, which includes the $94.2 million of letters of credit issued under the Revolving Line of Credit and $7.4 million of letters of credit issued under other facilities. The $101.6 million of letters of credit and bank guarantees includes $97.1 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit and $4.5 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $24.8 million at March 31, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At March 31, 2020, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2020 was $21.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility.

In December 2018, we completed an underwritten public offering of 3,795,000 shares of our common stock, including the exercise of the underwriters’ option to purchase additional shares. All shares were offered by us at a price to the public of $60.00 per share. Net proceeds were $215.8 million, after deducting underwriting discounts and commissions and offering expenses in the aggregate of $11.9 million. We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our Revolving Line of Credit which was used to finance the acquisition of Trafficware and for general corporate purposes.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in accrued compensation and current liabilities in our Condensed Consolidated Balance Sheets amounted to $7.1 million at March 31, 2020 and $7.4 million at September 30, 2019.

Note 10 — Leases

We adopted ASC 842 on October 1, 2019. See “Note 1—Summary of Significant Accounting Policies” for the impacts of the adoption. Our primary involvement with leases is as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2030 without taking into consideration available renewal options, and many such leases require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

Our right-of-use assets for operating leases are included in operating lease right-of-use-assets on our Condensed Consolidated Balance Sheets. Our lease liabilities for operating leases are included in other current liabilities for the current portion and in operating lease liabilities for the long-term portion. We use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in costs and expenses in our consolidated statements of operations. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain immaterial properties and sublease income is included as a reduction of rental expense.

The following tables present our operating leases, related lease expenses, and other information (dollars in millions):

Operating Lease Portfolio

March 31,
2020
Right-of-use assets	$85.7
Lease liabilities	93.9
Weighted average remaining lease term	7.1 years
Weighted average discount rate	3.00%

Operating Lease Expense

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2020	2020
Operating lease expense	$4.8	$9.4
Short-term lease expense	0.1	0.1
Variable lease expense	0.7	1.8
Total lease expense	$5.6	$11.3

Other Information

Six Months Ended
March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities	$9.1
Right-of-use assets obtained in exchange for new operating lease liabilities	18.0

Maturities of Lease Liabilities

Our future minimum lease commitments of our operating leases on an undiscounted basis, reconciled to the lease liability at March 31, 2020 were as follows (in millions):

2020	$9.1
2021	17.2
2022	15.0
2023	13.1
2024	12.2
Thereafter	38.5
Total lease payments	105.1
Less: imputed interest	(11.2)
Present value of operating lease liabilities	$93.9

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, we will act as the construction agent, a financial institution will own the buildings and we will lease the property for a term of five years upon their completion expected in December 2020. The terms of these agreements include provisions that require or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2020, we were in compliance with all covenants included in these agreements.

Note 11 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$164	$150	$329	$299
Interest cost	1,507	1,921	3,038	3,831
Expected return on plan assets	(2,946)	(3,034)	(5,892)	(6,043)
Amortization of actuarial loss	968	534	1,969	1,062
Administrative expenses	83	97	169	194
Net pension benefit	$(224)	$(332)	$(387)	$(657)

Note 12 - Shareholders’ Equity

Long-Term Equity Incentive Plan

Under our long-term equity incentive program we have provided participants with three general categories of grant awards: (a) RSUs with time-based vesting, (b) RSUs with performance-based vesting, and (c) RSUs with performance and market-based vesting.

Each RSU with time-based vesting or performance-based vesting represents a contingent right to receive one share of our common stock. Each RSU with performance and market-based vesting represents a contingent right to receive up to 1.25 shares of our common stock. Dividend equivalent rights accrue with respect to the RSUs as dividends are paid on shares of our common stock and vest proportionately with the RSUs to which they relate. Vested shares are delivered to the recipient following each vesting date.

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

The performance-based RSUs granted to participants vest over three-year performance periods based on our achievement of certain revenue growth targets, earnings growth targets, and return on equity targets established by the Compensation Committee of our Board of Directors (the “Compensation Committee”) over the performance periods, subject to the recipient’s continued service through the end of the respective performance periods. The level at which we perform against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

In fiscal 2019 and fiscal 2020, the Compensation Committee granted RSUs which contained both performance and market-based vesting criteria. The performance and market-based RSUs granted to participants vest over three-year performance periods based on our achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service through the end of the respective performance periods. For these RSUs, the relative total stock return (“TSR”) for shares of our common stock as compared to the Russell 2000 Index (the “Index”) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier would result in a reduction of up to 25% of these RSUs vesting at the end of the performance period. For the performance and market-based RSUs granted in fiscal 2020, if our absolute TSR is negative for the three-year performance period, the TSR multiplier shall not exceed 100%, regardless of the performance relative to the Index.

During fiscal 2019, the Compensation Committee amended the long-term equity incentive plan to provide accelerated vesting for retirement age participants. Under the amended plan, participants who are 60 years of age, and have achieved 10 years of continuous service, are eligible for accelerated vesting of their RSUs. Participants who have reached the retirement age criteria must generally provide us with a one-year notice of retirement. For participants who have reached the retirement age criteria, expense is recognized over the adjusted service period.

The grant date fair value of each RSU with time-based vesting or performance-based vesting is the fair market value of one share of our common stock at the grant date.

The grant date fair value of each RSU with performance and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and shares of our common stock were simulated through the end of the performance period. The correlation matrix between shares of our common stock and the Index as well as the corresponding return volatilities were developed based upon an analysis of historical data. The following tables include the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted during fiscal 2019 and fiscal 2020:

	RSUs granted during fiscal 2020

Date of grant	November 29, 2019
Grant date fair value per RSU	$52.51
Performance period begins	November 29, 2019
Performance period ends	September 30, 2022
Risk-free interest rate	1.6%
Expected volatility	41%

	RSUs granted during fiscal 2019

Date of grant	November 21, 2018	April 1, 2019
Grant date fair value per RSU	$67.40	$59.29
Performance period begins	November 21, 2018	April 1, 2019
Performance period ends	September 30, 2021	September 30, 2021
Risk-free interest rate	2.8%	2.8%
Expected volatility	34%	34%

At March 31, 2020, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 474,887 RSUs with time-based vesting, 103,328 RSUs with performance-based vesting, and 282,941 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested RSUs with Time-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	422,094	$58.84
Granted	348,055	59.81
Vested	(158,931)	55.80
Forfeited	(43,913)	59.94
Unvested at March 31, 2020	567,305	$60.20

	Unvested RSUs with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	315,262	$55.67
Granted	—	—
Vested	—	—
Forfeited	(177,492)	47.57
Unvested at March 31, 2020	137,770	$61.40

	Unvested RSUs with Performance and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	227,402	$66.77
Granted	346,826	52.51
Vested	—	—
Forfeited	(46,896)	59.24
Unvested at March 31, 2020	527,332	$58.06

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of sales	$743	$425	$1,282	$738
Selling, general and administrative	4,639	3,213	8,577	5,620
	$5,382	$3,638	$9,859	$6,358

As of March 31, 2020, there was $55.1 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $51.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year in each of fiscal 2019 and fiscal 2020. To the extent the actual forfeiture rate is different from what we have estimated, compensation expense related to these awards will be different from our expectations.

Note 13 – Income Taxes

The Tax Cuts and Jobs Act, as enacted by the U.S. federal government in December 2017, fundamentally changed the taxation of multinational corporations in the United States. Significant provisions impacting Cubic include global intangible low-taxed income, a new tax on income of foreign corporations, and base-erosion and anti-abuse tax (“BEAT”). BEAT provisions impose an alternative tax on applicable taxpayers with base-erosion payments greater than a de minimis threshold. After considering available tax planning opportunities, we made a reasonable forecast of BEAT expense for the second quarter of fiscal 2020 as further described below.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is intended to assist with the stabilization of the U.S. domestic economy during the COVID-19 crisis and includes relief provisions for the U.S. corporate income tax system, including temporary changes to the prior and future utilization of net operation losses, acceleration of depreciation for certain qualifying improvements and relaxed limitations on the deductibility of interest. At March 31, 2020, we have made reasonable estimates of the impact of the CARES Act on our condensed consolidated statements operations and our condensed consolidated statements of cash flows.

The quarterly forecast of our annual effective tax rate is impacted by numerous factors including income fluctuations by tax jurisdiction throughout the year, the level of intercompany transactions, applicability of new tax regimes, and the impact of acquisitions. For the three-month period ended March 31, 2020, we concluded it is more appropriate to use a blend of the discrete effective tax rate method for U.S. operations and the estimated annual effective tax rate method for foreign operations to determine income tax expense for the period.

The income tax expense recognized on pre-tax loss from continuing operations for the three- and six-month periods ended March 31, 2020 resulted in effective tax rates of 27% and 17%, respectively, which differ from the effective tax rates of 29% and 6% for the three- and six-months periods ended March 31, 2019, respectively. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. BEAT and state cash tax expense and discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Note 14 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates, we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to five years. We do not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value; however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, both the effective and ineffective portions of a change in the fair value of the derivative are recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or noncurrent assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the condensed consolidated statements of cash flows in the same category as the item being hedged.

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2020 and September 30, 2019 (in thousands):

	Notional Principal
	March 31, 2020	September 30, 2019
Instruments designated as accounting hedges:
Foreign currency forwards	$137,113	$143,164
Interest rate swaps	95,000	95,000

Instruments not receiving hedge accounting treatment:
Foreign currency forwards	$34,303	$24,220

Included in the amounts not receiving hedge accounting treatment at March 31, 2020 and September 30, 2019 were non-

designated foreign currency forwards with notional principal amounts of $34.1 million and $14.0 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. These foreign currency forward contracts resulted in unrealized losses of $2.6 million and unrealized gains of $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and resulted in unrealized losses of $1.8 million for the six months ended March 31, 2020. There were no material unrealized gains or losses for the six months ended March 31, 2019. Unrealized gains or losses are included in other income (expense), net in our condensed consolidated statements of operations.

In conjunction with the agreements related to the construction and leasing of two new buildings on our existing corporate campus, in August 2019, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with these future lease obligations. The interest rate swaps contain forward starting notional principal amounts which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized losses as a result of changes in the fair value of the interest rate swaps were $5.0 million and $3.6 million for the three and six months ended March 31, 2020, respectively.

On April 1, 2020, in conjunction with the Credit Facility described in Note 9, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts of $550 million and will be designated as effective cash flow hedges in the third quarter of fiscal 2020.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended March 31, 2020 or September 30, 2019. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of March 31, 2020 or September 30, 2019.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the condensed consolidated balance sheets (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2020	September 30, 2019
Asset derivatives:
Foreign currency forwards	Other current assets	$5,540	$2,635
Foreign currency forwards	Other assets	4,061	619
Forward starting swap	Other assets	—	240
Total		$9,601	$3,494
Liability derivatives:
Foreign currency forwards	Other current liabilities	$1,657	$529
Foreign currency forwards	Other noncurrent liabilities	1,418	228
Forward starting swap	Other noncurrent liabilities	3,605	—
Total		$6,680	$757

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

Three Months Ended
	March 31, 2020		March 31, 2019

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$1,438	$1,306	$1,079	$405

Six Months Ended
	March 31, 2020		March 31, 2019

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(177)	$1,273	$(822)	$373

Foreign currency forwards designated as accounting hedges had realized gains of $2.7 million and $2.8 million for the three- and six-month periods ended March 31, 2020, respectively.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and six-month periods ended March 31, 2020 or 2019. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next 12 months is $2.8 million, net of income taxes.

Note 15 — Segment Information

We define our operating segments and reportable segments based on the way our Chief Executive Officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. We evaluate performance and allocate resources based on total segment operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Intersegment sales and transfers are immaterial and are eliminated in consolidation.

Business segment financial data is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Sales:
Cubic Transportation Systems	$197.6	$200.7	$386.2	$382.5
Cubic Mission Solutions	39.5	61.9	98.2	108.3
Cubic Global Defense Systems	84.4	74.7	165.9	151.8
Total sales	$321.5	$337.3	$650.3	$642.6

Operating income (loss):
Cubic Transportation Systems	$12.6	$8.8	$26.9	$19.8
Cubic Mission Solutions	(31.4)	(8.5)	(46.3)	(13.4)
Cubic Global Defense Systems	5.7	5.2	12.0	8.1
Unallocated corporate expenses	(16.8)	(12.0)	(29.0)	(21.6)
Total operating income (loss)	$(29.9)	$(6.5)	$(36.4)	$(7.1)

Depreciation and amortization:
Cubic Transportation Systems	$7.4	$9.5	$14.5	$17.2
Cubic Mission Solutions	13.5	5.8	21.0	11.2
Cubic Global Defense Systems	1.6	1.5	3.3	3.7
Corporate	0.9	0.8	1.6	1.5
Total depreciation and amortization	$23.4	$17.6	$40.4	$33.6

Unallocated corporate expenses include costs of strategic and information technology (“IT”) system resource planning as part of our One Cubic Initiatives, which totaled $1.9 million in the second quarter of fiscal 2020 compared to $2.3 million in the second quarter of fiscal 2019. Unallocated corporate costs included $3.0 million of costs incurred in the first half of fiscal 2020 for strategic and IT system resource planning compared to $3.9 million in the first half of fiscal 2019.

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors can affect the nature, amount, timing and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended March 31, 2020				Six months ended March 31, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$111.0	$38.1	$23.3	$172.4	$207.7	$94.3	$46.1	$348.1
United Kingdom	49.9	0.5	4.6	55.0	97.5	0.7	8.9	107.1
Australia	30.1	0.4	6.8	37.3	66.5	1.7	13.3	81.5
Far East/Middle East	0.6	0.1	35.3	36.0	1.9	0.5	71.6	74.0
Other	6.0	0.4	14.4	20.8	12.6	1.0	26.0	39.6
Total sales	$197.6	$39.5	$84.4	$321.5	$386.2	$98.2	$165.9	$650.3

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$106.9	$60.5	$34.0	$201.4	$198.2	$106.0	$69.7	$373.9
United Kingdom	53.2	0.7	4.3	58.2	104.1	1.1	8.6	113.8
Australia	30.4	0.1	7.1	37.6	60.2	0.2	12.7	73.1
Far East/Middle East	3.5	0.2	12.3	16.0	7.9	0.6	30.7	39.2
Other	6.7	0.4	17.0	24.1	12.1	0.4	30.1	42.6
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended March 31, 2020				Six months ended March 31, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$104.0	$35.0	$26.2	$165.2	$197.5	$90.2	$53.0	$340.7
Other	93.6	4.5	58.2	156.3	188.7	8.0	112.9	309.6
Total sales	$197.6	$39.5	$84.4	$321.5	$386.2	$98.2	$165.9	$650.3

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$96.7	$58.1	$37.6	$192.4	$187.5	$103.9	$70.0	$361.4
Other	104.0	3.8	37.1	144.9	195.0	4.4	81.8	281.2
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by Contract Type: Substantially all of our contracts are fixed-price type contracts. Sales included in “Other” contract types represent cost-plus and time-and-material type contracts.

On a fixed-price type contract, we agree to perform the contractual statement of work for a predetermined sales price. Certain of our fixed-price contracts include compensation for bonuses, transactional variable based fees or other similar provisions. On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the applicable contract’s fee arrangement up to funding levels that are predetermined by the customer. On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. The table below presents total net sales disaggregated by contract type (in millions):

	Three months ended March 31, 2020				Six months ended March 31, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$194.8	$31.7	$75.6	$302.1	$379.3	$82.2	$149.9	$611.4
Other	2.8	7.8	8.8	19.4	6.9	16.0	16.0	38.9
Total sales	$197.6	$39.5	$84.4	$321.5	$386.2	$98.2	$165.9	$650.3

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$197.5	$60.6	$68.2	$326.3	$375.7	$106.4	$139.8	$621.9
Other	3.2	1.3	6.5	11.0	6.8	1.9	12.0	20.7
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended March 31, 2020				Six months ended March 31, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$99.7	$30.7	$57.1	$187.5	$193.1	$81.9	$113.1	$388.1
Service	97.9	8.8	27.3	134.0	193.1	16.3	52.8	262.2
Total sales	$197.6	$39.5	$84.4	$321.5	$386.2	$98.2	$165.9	$650.3

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$113.8	$56.1	$52.8	$222.7	$205.8	$96.7	$102.5	$405.0
Service	86.9	5.8	21.9	114.6	176.7	11.6	49.3	237.6
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

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

	Three months ended March 31, 2020				Six months ended March 31, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$28.1	$14.1	$0.9	$43.1	$45.8	$52.5	$1.9	$100.2
Over Time	169.5	25.4	83.5	278.4	340.4	45.7	164.0	550.1
Total sales	$197.6	$39.5	$84.4	$321.5	$386.2	$98.2	$165.9	$650.3

	Three months ended March 31, 2019				Six months ended March 31, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$21.8	$58.8	$1.4	$82.0	$38.5	$93.2	$1.9	$133.6
Over Time	178.9	3.1	73.3	255.3	344.0	15.1	149.9	509.0
Total sales	$200.7	$61.9	$74.7	$337.3	$382.5	$108.3	$151.8	$642.6

Note 16 — Restructuring Costs

In fiscal 2019, we initiated projects to restructure and modify our supply chain strategy, functional responsibilities, methods, capabilities, processes and rationalize suppliers with the goal of reducing ongoing costs and increasing the efficiencies of our worldwide procurement organization. The majority of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs have been recognized by our corporate entity. The total costs of this restructuring project have been incurred and these efforts have been materially completed as of the second quarter of fiscal 2020.

In the first and second quarters of fiscal 2019 and 2020 our Corporate segment incurred additional restructuring charges, consisting primarily of employee severance costs related to headcount reductions initiated to optimize our cost positions. The total costs of each of these restructuring plans initiated thus far are not expected to be significantly greater than the charges incurred to date.

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Restructuring costs:
Cubic Transportation Systems	$0.1	0.3	$0.5	$0.7
Cubic Mission Solutions	—	—	—	—
Cubic Global Defense Systems	0.5	—	0.6	0.1
Unallocated corporate expenses	3.2	1.4	4.3	2.9
Total restructuring costs	$3.8	$1.7	$5.4	$3.7

The following table presents a rollforward of our restructuring liability as of March 31, 2020, which is included within accrued compensation and other current liabilities within our condensed consolidated balance sheets (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and other	Consulting Costs
Balance as of September 30, 2019	$2.0	$0.8
Accrued costs	4.0	1.4
Cash payments	(5.0)	(2.0)
Balance as of March 31, 2020	$1.0	$0.2

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

Note 17 — Legal Matters

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations or cash flows.

CUBIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

March 31, 2020

Overview

Cubic Corporation (“we,” “us” and “Cubic”) is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through superior situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (“C4ISR”), and training markets. We operate in three reportable business segments: Cubic Transportation Systems (“CTS”), Cubic Mission Solutions (“CMS”), and Cubic Global Defense Systems (“CGD”).

CTS specializes in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support. As transportation authorities seek to optimize their operations by outsourcing bundled systems and services, CTS has transformed itself from a provider of automated fare collection systems into a systems integrator and services company focused on the intelligent transportation market.

CMS provides networked C4ISR capabilities for defense, intelligence, security and commercial missions. CMS’ core competencies include protected wide-band communications for space, aircraft, unmanned aerial vehicle (“UAV”), and terrestrial applications. It provides rugged internet of things cloud solutions, interoperability gateways, and artificial intelligence/machine learning based command and control, intelligence, surveillance and reconnaissance applications for video situational understanding. Through its acquisition of PIXIA, CMS offers cloud-based platforms designed to manage and share large amounts of imagery data, wide-area motion imagery and geospatial data. CMS is also building UAV systems to provide intelligence, surveillance and reconnaissance as-a-service.

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

COVID-19 Update

With the global outbreak of the novel coronavirus disease (“COVID-19”) and the declaration of a pandemic by the World Health Organization in March 2020, governments around the world have implemented increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. Cubic’s businesses have been deemed essential services under applicable law in the vast majority of locations where we operate around the world. As a provider of critical products and services, we have an obligation to continue providing our essential products and services to customers while focusing on protecting the health and wellbeing of our employees and the communities in which we do business.

We have activated our crisis response team that has proactively implemented our business continuity plans and has taken a variety of measures to ensure the ongoing availability of our essential services, while taking health and safety measures, including implementing enhanced cleaning and hygiene protocols in our facilities, implementing remote work policies where possible, eliminating non-essential travel and providing education resources to employees. We have used our manufacturing facility to produce personal protective gear, such as general-purpose face coverings and face shields, and have developed prototype ventilators. We have used our game-based technologies to develop trainings solutions for healthcare professionals. While our businesses have been impacted by the pandemic, as a result of these business continuity measures, we have not experienced significant disruptions in our businesses to date.

The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, approximately $25 million of our annual CTS revenue is earned based upon transit ridership. Such reductions in ridership did not have a material negative impact on our operating results in the second quarter of fiscal 2020. Our transportation agency customers are experiencing reduced revenue which could disrupt or delay future orders. Our CMS businesses have experienced some delays in timing of orders which negatively impacted sales and profits in the second quarter of fiscal 2020 and we believe the delays are related to the COVID-19 pandemic. However, our CMS business continues to actively write proposals as the U.S. National Defense Strategy continues to drive demand in our markets. Our CGD business has experienced some slowdowns in onsite defense training work and certain customer orders have been delayed, but generally customer budgets are in place and orders are anticipated later in fiscal 2020.

We believe that the fundamentals of our Company remain strong in the midst of the global pandemic. We expect to have sufficient liquidity on hand to continue business operations during this volatile period and we have taken a number of steps to strengthen liquidity and manage cash flow. These steps include long-term debt restructuring and an increase in limits on our revolving credit facility as further described in the Liquidity and Capital Resources section below. We have also been negotiating more favorable payment terms with our customers, suppliers and subcontractors and utilized governmental stimulus benefits (including those relating to tax). In addition, we have modified compensation to our Board of Directors, executives and other employees and have planned reductions in capital expenditures and other discretionary expenditures.

The extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions, domestically and globally, to contain or mitigate its effects. While we expect the pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means that the related financial impact to us cannot be reasonably estimated at this time.

Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (“GAAP”), this Quarterly Report on Form 10-Q also contains non-GAAP measures as defined under Regulation G. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted Net Income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, loss on extinguishment of debt, acquisition-related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense (income), acquisition-related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our ERP system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, and expenses recognized related to the change in the fair value of contingent consideration for acquisitions.

These non-GAAP measures are not measurements of financial performance under GAAP and should not be considered as measures of discretionary cash available to the company or as alternatives to net income as a measure of performance. In addition, other companies may define these non-GAAP measures differently and, as a result, our non-GAAP measures may not be directly comparable to the non-GAAP measures of other companies. Furthermore, non-GAAP financial measures have limitations as an analytical tool and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is included under the “Reconciliation of Non-GAAP Financial Information” section below.

Consolidated Financial Results

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
(in millions, except per share data)
Sales	$321.5	$337.3	(5)%	$650.3	$642.6	1%
Operating loss	(29.9)	(6.5)	nm	(36.4)	(7.1)	nm
Net loss from continuing operations attributable to Cubic	(39.3)	(8.1)	nm	(59.2)	(14.6)	nm
Diluted earnings per share from continuing operations attributable to Cubic	(1.25)	(0.26)	nm	(1.89)	(0.49)	nm
Adjusted EBITDA	4.5	19.4	(77)%	15.9	39.4	(60)%
Adjusted Net Income (Loss)	(3.9)	7.6	nm	(7.6)	16.7	nm
Adjusted EPS	(0.12)	0.24	nm	(0.24)	0.56	nm
nm - not meaningful

Sales: Sales for the quarter ended March 31, 2020 decreased 5% to $321.5 million from $337.3 million in the second quarter last year. For the quarter ended March 31, 2020, sales from CGD increased by 13%, while sales from CMS and CTS decreased by 36% and 2%, respectively. For the first six months of fiscal 2020, consolidated sales increased 1% to $650.3 million compared to $642.6 million in fiscal 2019. For the first half of fiscal 2020, sales from CGD and CTS increased by 9% and 1%, respectively, while CMS sales decreased by 9%, as compared to the same period last year. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had unfavorable impacts on sales of $5.0 million for the second quarter of fiscal 2020 and $6.8 million for the first half of fiscal 2020 compared to the same periods in fiscal 2019. Sales generated by businesses we acquired during fiscal 2020 and fiscal 2019 totaled $26.6 million and $42.7 million for the second quarter and first half of fiscal 2020, respectively, compared to $18.7 million and $29.2 million for the comparable periods last year. See the segment discussions below for further analysis of segment sales.

Gross Margin: Our gross margin percentage on products sales decreased to 18% both in the second quarter and first half of fiscal 2020, as compared to 25% and 28% in the comparable prior year periods. The decrease in product sales gross margins was primarily due to lower product sales of high margin expeditionary satellite communications and other secure communications and secure networks products at CMS. Our gross margin percentage on service sales increased to 34% for the second quarter of fiscal 2020 compared to 28% in the second quarter of last year and increased to 35% for the first half of fiscal 2020 compared to 26% for the first half of last year. The increase was primarily driven by the impact of productivity initiatives in CTS as well as services sales mix.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses increased in the second quarter of fiscal 2020 to $78.3 million compared to $66.2 million in the same period last year and for the first half of fiscal 2020, SG&A expenses increased to $144.2 million compared to $129.2 million for the same period last year. As a percentage of sales, SG&A expenses were 24% and 22% for the second quarter and first half of fiscal 2020, respectively, compared to 20% for each of the comparable periods last year. The increase in SG&A expense was driven by businesses that we acquired in fiscal 2020 and fiscal 2019, which increased SG&A by $4.7 million and $6.1 million for the second quarter and first half of fiscal 2020, respectively. Additionally, CTS incurred SG&A expenses for other acquisition-related expenses totaling $4.5 million and $4.6 million during the second quarter and first half of fiscal 2020, respectively. Further, stock-based compensation expense increased due in part to increased grants of restricted stock units made in the first quarter of fiscal 2020.

Restructuring: Restructuring expenses increased to $3.8 million in the second quarter of fiscal 2020 compared to $1.8 million in the same period of fiscal 2019, and for the first half of fiscal 2020, restructuring expenses increased to $5.4 million compared to $3.7 million for the same period last year. The expenses primarily relate to cost efficiency improvements and severance costs related to headcount reductions.

Research and Development:

Company-sponsored research and development (“R&D”) expenses in our Condensed Consolidated Statements of Operations (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$1,666	$3,662	$3,116	$7,051
Cubic Mission Solutions	7,863	6,578	12,849	11,921
Cubic Global Defense Systems	1,831	3,514	3,817	6,794
Total company-sponsored research and development expense	$11,360	$13,754	$19,782	$25,766

Company-sponsored R&D expense decreased for the three- and six-month periods ended March 31, 2020 as compared to the same periods last year due to the timing of certain planned R&D projects including CTS and CGD digital initiatives.

In addition to internally funded Company-sponsored R&D, a significant portion of our new product development occurs during the performance of contractual work with our customers. These costs are included in cost of sales in our Condensed Consolidated Statements of Operations (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as they are directly related to contract performance. The cost of contract R&D activities included in our cost of sales are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$15,509	$14,074	$30,299	$26,151
Cubic Mission Solutions	11,440	7,058	19,145	12,119
Cubic Global Defense Systems	9,232	9,021	16,713	17,222
Total cost of contract research and development activities	$36,181	$30,153	$66,157	$55,492

Amortization of Purchased Intangibles: Amortization of purchased intangibles for the second quarter of fiscal 2020 increased to $16.5 million from $12.4 million in the same period last year and increased to $26.6 million in the first half of fiscal 2020 as compared to $23.0 million in the first half last year. The increase in amortization expense was driven by the completion of our acquisitions of Delerrok Inc. (“Delerrok”) and PIXIA Corp. (“Pixia”) in January 2020, partially offset by lower amortization of purchased intangible assets that are amortized based upon accelerated methods.

Operating Loss: Our consolidated operating loss was $29.9 million in the second quarter of fiscal 2020 compared to $6.5 million in the second quarter last year. The CMS operating loss for the second quarter increased to $31.4 million this year compared to $8.5 million last year, primarily due to lower product deliveries, increased investments in innovation and operating losses incurred by newly acquired businesses. CTS operating income increased to $12.6 million for the second quarter compared to $8.8 million last year and CGD operating income increased to $5.7 million in the second quarter compared to $5.2 million last year. On a consolidated basis, the businesses that we acquired during fiscal 2020 and fiscal 2019 had operating losses totaling $14.8 million in the second quarter of fiscal 2020, as compared to $8.9 million in the second quarter last year. The operating losses include total acquisition-related expenses, including amortization of intangible assets, of $16.4 million in the second quarter of fiscal 2020, as compared to $12.5 million in the same period last year. Additionally, CTS incurred SG&A expenses for other acquisition-related expenses totaling $4.5 million during the second quarter of fiscal 2020. See the segment discussions below for further analysis of segment operating income (loss) including the impacts of business acquisition accounting.

Unallocated corporate and other costs for the second quarter of fiscal 2020 were $16.8 million compared to $12.0 million in the second quarter of fiscal 2019. The increase in unallocated corporate costs was primarily driven by an increase in stock-based compensation expense as well as an increase in restructuring charges. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had an unfavorable impact on our quarterly operating results of $0.6 million as compared to the same period last year.

Our consolidated operating loss for the first half of fiscal 2020 was $36.4 million compared to $7.1 million for the first half of last year. The CMS operating loss for the first half of fiscal 2020 increased to $46.3 million compared to $13.4 million last year, while CGD operating income increased 48% to $12.0 million and CTS operating income increased 36% to $26.9 million for the first half of fiscal 2020 compared to the same period last year. Our operating results were impacted by accounting for businesses acquired in fiscal 2020. On a consolidated basis, the business that we acquired during fiscal 2020 and fiscal 2019 had operating losses totaling $19.9 million in the first half of fiscal 2020, compared to $12.2 million in the same period last year. The operating losses include acquisition-related expenses, including amortization of intangible assets, of $19.3 million in the second quarter of fiscal 2020, as compared to $18.2 million in the same period last year. Additionally, CTS incurred SG&A expenses for other acquisition-related expenses of $4.6 million for the first half of fiscal 2020.

Unallocated corporate and other costs for the first half of fiscal 2020 were $29.0 million compared to $21.6 million in the same period last year. The increase in unallocated corporate costs was partially driven by an increase in stock-based compensation expense as well as an increase in restructuring charges. The average exchange rates between the prevailing currency in our foreign operations and the U.S. had an unfavorable impact on our operating results of $0.7 million in the first half of fiscal 2020 compared to the same period last year.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $1.7 million in the second quarter of fiscal 2020 compared to $1.4 million in the same period last year, and $3.9 million in the first half of fiscal 2020 compared to $2.6 million in the same period last year. The increase was primarily due to the interest income recorded on higher balances of long-term contracts financing receivables in our Condensed Consolidated Balance Sheets (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest expense for the second quarter of fiscal 2020 was $8.2 million compared to $4.5 million in the second quarter of last year and was $13.6 million for the first half of fiscal 2020 compared to $8.6 million for the same period last year. The increase in interest expense was due to higher average debt balances in fiscal 2020 primarily as a result of the completion of our acquisitions of Pixia and Delerrok in January 2020 as well an increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (“VIE”). The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of such VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Loss on Extinguishment of Debt: Loss on extinguishment of debt was $16.1 million in the second quarter and first half of fiscal 2020 and related to our repayment and extinguishment of our senior unsecured notes in March 2020. See the “Liquidity and Capital Resources” section below for further discussion.

Other Income (Expense): Other income (expense) netted to expense of $19.7 million in the second quarter of fiscal 2020 compared to expense of $3.6 million in the second quarter of fiscal 2019 and netted to expense of $19.8 million in the first half of fiscal 2020 compared to expense of $8.4 million in the same period last year. Changes in our non-operating expenses are primarily driven by changes in the fair value of an interest rate swap held by the VIE that we consolidate. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s gain or loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Income Tax Provision: The income tax expense recognized on pre-tax loss from continuing operations for the three and six months ended March 31, 2020 resulted in an effective tax rate of 27% and 17%, respectively, which differs from the effective tax rates of 29% and 6% for the three and six months ended March 31, 2019, respectively. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. base-erosion and anti-abuse tax and state cash tax expense and discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations.

Our effective tax rate could be affected by, among other factors, the mix of business between U.S. and foreign jurisdictions, the level of intercompany transactions, applicability of new tax regimes, the impact of acquisitions, fluctuations in the need for a valuation allowance against deferred tax assets, our ability to take advantage of available tax attributes and audits of our records by taxing authorities. After considering these impacts, we have determined that a reliable estimate of the annual effective tax rate for fiscal 2020 cannot be made.

.

Net Loss from Continuing Operations attributable to Cubic: Our net loss from continuing operations attributable to Cubic in the second quarter of fiscal 2020 was $39.3 million compared to $8.1 million in the second quarter of fiscal 2019. For the first half of fiscal 2020, our net loss from continuing operations attributable to Cubic was $59.2 million compared to $14.6 million last year. The increase in net loss from continuing operations attributable to Cubic was primarily due to the increases in our operating loss and interest expense as described above, as well as the $16.1 million loss on extinguishment of debt.

Adjusted EBITDA: Adjusted EBITDA decreased to $4.5 million in the second quarter of fiscal 2020 compared to $19.4 million in the second quarter of fiscal 2019. For the first half of fiscal 2020, Adjusted EBITDA decreased to $15.9 million compared to $39.4 million last year. The decrease in Adjusted EBITDA was primarily due to the same factors that drove the increase in operating loss described above, but excludes amortization expense, acquisition-related expenses and restructuring costs.

Adjusted Net Income (Loss): Our Adjusted Net Loss was $3.9 million in the second quarter of fiscal 2020 compared to Adjusted Net Income of $7.6 million in the second quarter of fiscal 2019. For the first half of fiscal 2020, Adjusted Net Loss was $7.6 million compared to Adjusted Net Income of $16.7 million last year. The decrease in Adjusted Net Income was primarily due to the same factors that drove the increase in net loss from continuing operations attributable to Cubic described above, but excludes amortization expense, restructuring costs, loss on extinguishment of debt, acquisition-related expenses and non-operating gains and losses.

Adjusted EPS: Adjusted EPS was negative $0.12 in the second quarter of fiscal 2020 compared to positive $0.24 in the second quarter of fiscal 2019. For the first half of fiscal 2020, Adjusted EPS was negative $0.24 compared to positive $0.56 last year. The decrease in Adjusted EPS was due to the same factors that impacted Adjusted Net Loss noted above.

CTS Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$197.6	$200.7	(2)%	$386.2	$382.5	1%
Operating income	12.6	8.8	43%	26.9	19.8	36%
Adjusted EBITDA	24.2	20.4	19%	46.4	39.8	17%

Sales: CTS sales decreased 2% in the second quarter of fiscal 2020 to $197.6 million compared to $200.7 million in the second quarter of fiscal 2019 and increased 1% in the first half of fiscal 2020 to $386.2 million compared to $382.5 million last year. For the second quarter and first half of fiscal 2020, sales increased in the U.S. and decreased in the U.K compared to the same periods last year. Sales in Australia decreased during the second quarter of fiscal 2020 and were relatively flat for the first half of fiscal 2020 compared to the same periods last year. Sales were higher in the U.S. primarily due to increased work on system development contracts in Chicago and the San Francisco Bay Area, which were partially offset by lower revenue on the development contract in New York. Sales in the U.S. also increased from transportation businesses acquired in fiscal 2019, (i.e., Advanced Traffic Solutions Inc. (“Trafficware”) and GRIDSMART Technologies, Inc. (“GRIDSMART”), and, to a lesser extent, the acquisition of Delerrok in fiscal 2020. The combined sales for Trafficware, GRIDSMART and Delerrok totaled $22.4 million for the second quarter of fiscal 2020 compared to $18.0 million for the second quarter of fiscal 2019, and $35.6 million for the first half of fiscal 2020 compared to $28.5 million for the first half of last year. The decrease in sales in the U.K. was primarily caused by a reduction in work on fare system hardware and the strengthening of the U.S. dollar against the British Pound. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in sales of $4.2 million for the second quarter of fiscal 2020, and $5.7 million for the six-month period ended March 31, 2020 compared to the same periods last year, primarily due to the strengthening of the U.S. dollar against the British Pound and Australian dollar.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CTS results amounted to $4.8 million in the second quarter of fiscal 2020 compared to $7.5 million in the second quarter of fiscal 2019, and $9.3 million in the first half of fiscal 2020 compared to $12.9 million in the first half of last year. The decrease in amortization expense is related to purchased intangible assets that are amortized based upon accelerated methods.

Operating Income: CTS operating income increased 43% in the second quarter of fiscal 2020 to $12.6 million compared to $8.8 million in the second quarter of fiscal 2019, and increased 36% in the first half of fiscal 2020 to $26.9 million compared to $19.8 million in the first half of last year. For the second quarter and first half of fiscal 2020 operating income was higher in the U.S. due to a change order signed in the first quarter of fiscal 2020 and increased system development work on our contracts in Chicago and the San Francisco Bay area, which were partially offset by lower revenue in New York. Operating income in the U.K. in the second quarter and first half of fiscal 2020 was relatively flat as compared to the same periods last year. Operating income in the APAC region decreased in the second quarter and first half of fiscal 2020 due primarily to the impact of cost growth on a system development contract in Singapore and lower profitability on Australian service contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.5 million for both the second quarter and first half of fiscal 2020 compared to the same periods last year. In addition, CTS R&D expenses were lower in the second quarter and first half of fiscal 2020 compared to the same periods last year due to the timing of certain planned R&D projects including certain digital initiatives.

The operating losses of businesses acquired by CTS in fiscal 2020 and fiscal 2019 totaled $0.4 million and $5.1 million for the second quarter and first half of fiscal 2020, respectively, compared to $7.2 million and $10.5 million for the comparable periods last year. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, of $5.5 million and $10.8 million for the second quarter and first half of fiscal 2020, respectively, compared to $10.6 million and $16.3 million for the comparable periods last year. Additionally, CTS incurred SG&A expenses for other acquisition-related expenses totaling $4.5 million and $4.6 million during the second quarter and first half of fiscal 2020, respectively.

Adjusted EBITDA: CTS Adjusted EBITDA increased 19% to $24.2 million in the second quarter of fiscal 2020 compared to $20.4 million in the second quarter of fiscal 2019, and increased 17% to $46.4 million in the first half of fiscal 2020 compared to $39.8 million in the first half of last year. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above, excluding amortization of purchased intangibles and acquisition-related expenses.

CMS Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$39.5	$61.9	(36)%	$98.2	$108.3	(9)%
Operating loss	(31.4)	(8.5)	nm	(46.3)	(13.4)	nm
Adjusted EBITDA	(16.5)	(0.1)	nm	(25.8)	0.6	nm
nm - not meaningful

Sales: CMS sales decreased 36% in the second quarter of fiscal 2020 to $39.5 million compared to $61.9 million in the second quarter of fiscal 2019, and decreased 9% in the first half of fiscal 2020 to $98.2 million compared to $108.3 million in the first half of last year. The decrease in sales resulted from decreased product deliveries on delayed orders of expeditionary satellite communications and secure networks products. Businesses acquired by CMS in fiscal 2020 and fiscal 2019 had sales of $4.3 million for the second quarter of fiscal 2020 compared to $0.7 million for the second quarter fiscal 2019, and $7.1 million for the first half of fiscal 2020 compared to $0.7 million for the first half of last year.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CMS results amounted to $11.7 million in the second quarter of fiscal 2020 compared to $4.7 million in the second quarter of fiscal 2019, and

$17.3 million in the first half of fiscal 2020 compared to $9.6 million last year. The increase in amortization was due to our acquisition of Pixia in January 2020.

Operating Income: The CMS operating loss was $31.4 million in the second quarter of fiscal 2020 compared to $8.5 million in the second quarter of fiscal 2019, and $46.3 million in the first half of fiscal 2020 compared to $13.4 million in the first half of last year and, as further described below, were significantly impacted by business acquisition accounting. The increase in the operating losses for CMS were also driven by lower product deliveries from expeditionary satellite communications and secure networks products, and increased R&D spend. Operating losses incurred by businesses acquired by CMS during fiscal 2020 and fiscal 2019 totaled $14.4 million and $14.8 million for the second quarter and first half of fiscal 2020, respectively, compared to $1.7 million of operating losses in each of the comparable periods last year. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, totaling $10.8 million and $8.5 million for the second quarter and first half of fiscal 2020, respectively, compared to $1.9 million for each of the comparable periods last year. Additionally, operating losses were higher for the first half of fiscal 2020 due to incremental investments in our troposcatter and MQ-25 contracts.

Adjusted EBITDA: CMS Adjusted EBITDA was negative $16.5 million in the second quarter of fiscal 2020 compared to negative $0.1 million in the second quarter of fiscal 2019 and was negative $25.8 million in the first half of fiscal 2020 compared to positive $0.6 million in the first half of last year. The change in CMS Adjusted EBITDA was primarily due to the same factors that drove the increase in operating loss described above, excluding amortization expense and acquisition-related expenses.

CGD Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$84.4	$74.7	13%	$165.9	$151.8	9%
Operating income	5.7	5.2	10%	12.0	8.1	48%
Adjusted EBITDA	7.8	6.5	20%	15.3	12.2	25%

Sales: CGD sales increased by 13% to $84.4 million in the second quarter of fiscal 2020 compared to $74.7 million in the second quarter of fiscal 2019 and increased 9% for the first half of fiscal 2020 to $165.9 million from $151.8 million for the first half of last year. The increase in sales was primarily due to increased work on air combat training systems during the second quarter and first half of fiscal 2020, partially offset by decreased work on virtual and ground combat training system development.

Amortization of Purchased Intangibles: CGD had no significant amortization expense in the first quarter and first half of fiscal 2020 compared to $0.2 million in the second quarter of last year and $0.5 million in the first half of last year.

Operating Income: CGD operating income increased by 10% to $5.7 million in the second quarter of fiscal 2020 compared to $5.2 million in fiscal 2019 and increased 48% for the first half of fiscal 2020 to $12.0 million from $8.1 million for the first half of last year. Operating income increased primarily due to higher system development work on air combat training systems, a reduction of R&D activities and lower SG&A costs as a result of productivity initiatives. The increase in operating income was partially offset by lower income from virtual and ground combat training system development contracts.

Adjusted EBITDA: CGD Adjusted EBITDA increased 20% to $7.8 million in the second quarter of fiscal 2020 compared to $6.5 million in the second quarter of fiscal 2019 and increased 25% to $15.3 million in the first half of fiscal 2020 compared to $12.2 million in the first half of last year. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above.

Backlog

	March 31,	September 30,
	2020	2019
	(in millions)
Total backlog
Cubic Transportation Systems	$3,040.2	$2,953.3
Cubic Mission Solutions	171.8	103.7
Cubic Global Defense Systems	366.8	344.0
Total	$3,578.8	$3,401.0

Total backlog increased by $177.8 million from September 30, 2019 to March 31, 2020 primarily due to an award for an upgrade and extension to the transportation fare collection system for our Chicago customer. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of March 31, 2020 decreased backlog by $37.5 million as compared to September 30, 2019.

Reconciliation of Non-GAAP Financial Information

We reconcile Adjusted EBITDA and Adjusted Net Income to GAAP net income, which we consider to be the most directly comparable GAAP financial measure. We reconcile Adjusted EPS to GAAP EPS, which we consider to be the most directly comparable GAAP financial measure. The following tables reconcile these non-GAAP measures to their most directly comparable GAAP financial measure.

Adjusted Net Income Reconciliation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
($ In Millions, Except Per Share Data)
GAAP EPS	$(1.25)	$(0.26)	$(1.89)	$(0.49)
GAAP Net loss from continuing operations attributable to Cubic	$(39.3)	$(8.1)	$(59.2)	$(14.6)
Noncontrolling interest in the loss of the VIE	(13.2)	(1.4)	(9.2)	(5.4)
Amortization of purchased intangibles	16.5	12.4	26.6	23.0
(Gain) loss on sale of fixed assets	0.1	—	(0.1)	—
Restructuring costs	3.8	1.7	5.4	3.7
Loss on extinguishment of debt	16.1	—	16.1	—
Acquisition-related expenses, excluding amortization	6.6	6.1	5.9	8.6
Strategic and IT system resource planning expenses	1.8	2.3	2.9	3.9
Other non-operating expense (income), net	19.6	3.6	19.8	8.4
Noncontrolling interest in Adjusted Net Income of VIE	(1.3)	(2.0)	(2.2)	(3.5)
Tax impact related to acquisitions[1]	(13.5)	(7.2)	(13.5)	(7.5)
Impact of U.S. Tax Reform	0.5	—	0.5	—
Tax impact related to non-GAAP adjustments[2]	(1.6)	0.1	(0.6)	0.1
Adjusted net income (loss)	$(3.9)	$7.6	$(7.6)	$16.7
Adjusted EPS	$(0.12)	$0.24	$(0.24)	$0.56

Weighted Average Diluted Shares Outstanding (in thousands)	31,296	31,150	31,284	29,821

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

	Three Months Ended		Six Months Ended
($ In Millions)	March 31,		March 31,
Cubic Transportation Systems	2020	2019	2020	2019
Sales	$197.6	$200.7	$386.2	$382.5
Operating income	$12.6	$8.8	$26.9	$19.8
Depreciation and amortization	7.4	9.5	14.5	17.2
Noncontrolling interest in income of VIE	(1.3)	(1.8)	(2.2)	(3.3)
Acquisition-related expenses, excluding amortization	5.4	3.6	6.7	5.4
Restructuring costs	0.1	0.3	0.5	0.7
Adjusted EBITDA	$24.2	$20.4	$46.4	$39.8
Adjusted EBITDA margin	12.2%	10.2%	12.0%	10.4%

	Three Months Ended		Six Months Ended
($ In Millions)	March 31,		March 31,
Cubic Mission Solutions	2020	2019	2020	2019
Sales	$39.5	$61.9	$98.2	$108.3
Operating loss	$(31.4)	$(8.5)	$(46.3)	$(13.4)
Depreciation and amortization	13.5	5.8	21.0	11.2
Acquisition-related expenses (gains), excluding amortization	1.4	2.6	(0.5)	2.8
Adjusted EBITDA	$(16.5)	$(0.1)	$(25.8)	$0.6
Adjusted EBITDA margin	(41.8%)	(0.2%)	(26.3%)	0.6%

	Three Months Ended		Six Months Ended
($ In Millions)	March 31,		March 31,
Cubic Global Defense Systems	2020	2019	2020	2019
Sales	$84.4	$74.7	$165.9	$151.8
Operating income	$5.7	$5.2	$12.0	$8.1
Depreciation and amortization	1.6	1.5	3.3	3.7
Acquisition-related expenses (gains), excluding amortization	(0.2)	(0.2)	(0.5)	0.3
(Gain) loss on sale of fixed assets	0.1	-	(0.1)	-
Restructuring costs	0.6	-	0.6	0.1
Adjusted EBITDA	$7.8	$6.5	$15.3	$12.2
Adjusted EBITDA margin	9.2%	8.7%	9.2%	8.0%

	Three Months Ended		Six Months Ended
($ In Millions)	March 31,		March 31,
Cubic Consolidated	2020	2019	2020	2019
Sales	$321.5	$337.3	$650.3	$642.6
Net loss from continuing operations attributable to Cubic	$(39.3)	$(8.1)	$(59.2)	$(14.6)
Noncontrolling interest in net income (loss) of VIE	(13.2)	(1.4)	(9.2)	(5.4)
Income tax benefit	(19.7)	(3.7)	(13.5)	(1.3)
Interest expense, net	6.6	3.1	9.7	5.9
Loss on extinguishment of debt	16.1	-	16.1	-
Other non-operating expense (income), net	19.6	3.6	19.8	8.4
Operating loss	$(29.9)	$(6.5)	$(36.4)	$(7.1)
Depreciation and amortization	23.4	17.6	40.4	33.6
Noncontrolling interest in EBITDA of VIE	(1.3)	(1.8)	(2.2)	(3.3)
Acquisition-related expenses, excluding amortization	6.6	6.1	5.9	8.6
Strategic and IT system resource planning expenses	1.8	2.3	2.9	3.9
(Gain) loss on sale of fixed assets	0.1	-	(0.1)	-
Restructuring costs	3.8	1.7	5.4	3.7
Adjusted EBITDA	$4.5	$19.4	$15.9	$39.4
Adjusted EBITDA margin	1.4%	5.8%	2.4%	6.1%

Liquidity and Capital Resources

Operating activities used cash of $74.0 million for the first half of fiscal 2020 primarily due to inventory builds for upcoming scheduled deliveries, as well as payments to vendors and contractors for goods and services received related to our significant work on customer contracts in the fourth quarter of fiscal 2019. As further described below, our operating cash flows have been negatively impacted by $22.1 million by our consolidated VIE in the first half of fiscal 2020.

Investing activities used cash of $254.3 million for the first half of fiscal 2020 and included $197.6 million of cash paid related to the acquisition of Pixia in our CMS segment, and $37.0 million of cash paid related to the acquisition of Delerrok in our CTS segment. In addition, investing activities during the period included capital expenditures of $25.3 million as well as $5.5 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities.

Financing activities provided cash of $389.8 million for the first half of fiscal 2020 and included net short-term borrowings of $141.5 million, net proceeds from long-term borrowings of $250.2 million, a $15.9 million make-whole payment related to the early extinguishment of our senior unsecured notes and $2.4 million of payments for deferred financing fees related to our amended credit facility, as further described below. We used the net proceeds from the short-term and long-term borrowings to finance the acquisitions of Pixia and Delerrok in January 2020 and for general corporate purposes.

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned entity, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston (the “MBTA Contract”). Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”.

We have consolidated Boston OpCo into our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Also, because we consolidate Boston AFC 2.0 OpCo. LLC into Cubic’s financial statements, any payments from Boston OpCo to Cubic are excluded from our cash flows provided by operating activities in our Condensed Consolidated Statements of Cash Flows, and the cash received by Boston OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows, which amounted to $23.2 million in the first half of fiscal 2020. Payments we received from Boston OpCo that were not included in cash provided by operating activities totaled $22.1 million in the first half of fiscal 2020 and have totaled a cumulative $91.1 million since the inception of our contract with Boston OpCo in March 2018.

Upon creation of the P3 Venture, Boston OpCo entered into a credit agreement with a group of financial institutions (the “Boston OpCo Credit Agreement”) which includes a long-term debt facility and a revolving credit facility. The long-term debt facility allows for draws up to $212.4 million in the aggregate and such draws may only be made during the design and build phase of the MBTA Contract. The long-term debt facility, including interest and fees incurred during the design and build phase, is required to be repaid on a fixed monthly schedule over the operate and maintain phase of the MBTA Contract. At March 31, 2020, the outstanding balance on the long-term debt facility was $87.8 million, which is presented net of unamortized deferred financing costs of $8.8 million. As noted above, Boston OpCo’s borrowings are reflected as cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows.

The Boston OpCo Credit Agreement contains covenants that require Boston OpCo and Cubic to maintain progress on the delivery of the MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The Boston OpCo Credit Agreement also contains events of default, including the delivery of a customized fare collection system to the MBTA by a pre-determined date as well as other customary events of default. Failure to meet such delivery date will result in Boston OpCo, and Cubic via our subcontract with Boston OpCo, incurring penalties due to the lenders thereunder.

At September 30, 2019, we had $200.0 million of outstanding senior unsecured notes bearing interest rates ranging from 3.35% to 3.95% as well as $226.5 million outstanding under an $800.0 million committed revolving credit agreement with a group of financial institutions. On March 27, 2020, we repaid and extinguished the remaining principal balance of $189.3 million of senior unsecured notes then outstanding and recognized a loss on debt extinguishment of $16.1 million, consisting of a $15.9 million make-whole payment to the note holders and a write-off of previously capitalized debt issuance costs of $0.2 million.

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At March 31, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.96%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility.

Debt issuance and modification costs of $2.5 million were incurred in connection with the Credit Facility and are recorded as a reduction to the related liability on our condensed consolidated balance sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At March 31, 2020, our total debt issuance costs had an unamortized balance of $5.1 million. The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of March 31, 2020, there were $450.0 million of borrowings under the Term Loan and $337.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.2 million at March 31, 2020, which reduced our available line of credit to $418.8 million. The $94.2 million of letters of credit includes both financial letters of credit and performance guarantees.

As of March 31, 2020, we had letters of credit and bank guarantees outstanding totaling $101.6 million, which includes the $94.2 million of letters of credit issued under the Revolving Line of Credit and $7.4 million of letters of credit issued under other facilities. The $101.6 million of letters of credit and bank guarantees includes $97.1 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit and $4.5 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $24.8 million at March 31, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At March 31, 2020, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2020 was $21.7 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of September 30, 2019, we sold $31.1 million of outstanding trade receivables to financial institutions. No trade receivables were sold as of March 31, 2020. The cash received for the sale of these trade receivables is included in cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. During the first half of fiscal 2020, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

Our financial condition remains strong with working capital of $130.6 million and a current ratio of 1.2 to 1 at March 31, 2020. We expect that for our current operations, cash on hand, cash flows from operations and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., the U.K., New Zealand and Australia.

Future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to monitor our intentions to repatriate foreign earnings and provide applicable deferred taxes and withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill, purchased intangibles, accounting for business combinations and pension costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial or operating performance, including those concerning new programs and growth in the markets in which we do business, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, the uncertainty regarding the scope and impact of COVID-19, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking.

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-

looking statements involve risks, estimates, assumptions and uncertainties, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those expressed in these statements.

Such risks, estimates, assumptions and uncertainties include, among others:

●	the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages; supply chain disruptions; program delays; our ability to recover our costs under contracts; changing government funding and acquisition priorities and payment policies and regulations; and potential impacts to the fair value of our assets;

●	our dependence on U.S. and foreign government contracts;

●	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;

●	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;

●	the effects of potential sequestration on our contracts;

●	our assumptions covering behavior by public transit authorities;

●	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;

●	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;

●	negative audits by the U.S. government;

●	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;

●	competition and technology changes in the defense and transportation industries;

●	changes in the way transit agencies pay for transit systems;

●	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;

●	the effect of adverse regulatory changes on our ability to sell products and services;

●	our ability to identify, attract and retain qualified employees;

●	our failure to properly implement our enterprise resource planning system;

●	unforeseen problems with the implementation and maintenance of our information systems;

●	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;

●	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;

●	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;

●	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;

●	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

●	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and

●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

Because the risks, estimates, assumptions and uncertainties referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. Further, any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2020 have not materially changed from those described under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2019.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2019, except as follows:

The COVID-19 pandemic may adversely affect our business, operating results and financial condition, has negatively affected our stock price, and may do so in the future.

In March 2020, COVID-19 was categorized as a pandemic by the World Health Organization. Efforts to contain the spread of this disease have intensified since such date and include travel restrictions, facilities closures and extended shutdown of businesses. The outbreak and preventative or protective actions that governments, corporations, individuals or we may take to contain the virus may result in a period of reduced operations and business disruption for us and our suppliers, subcontractors, customers and other third parties with which we do business. The effects of the outbreak and related actions, including if significant portions of our workforce are unable to work effectively due to facilities closures, illnesses, quarantines, government actions or other restrictions, may therefore hinder or delay our production capabilities and otherwise impede our ability to perform on our obligations to our customers, and may also result in increased costs to us. The outbreak and related actions may also prevent our suppliers or subcontractors from meeting their obligations to us, which could also contribute to performance delays on our customer obligations and increase our costs. Any costs associated with the coronavirus outbreak may not be fully recoverable or adequately covered by insurance. The outbreak and related actions may also result in reduced customer demand or limit the ability of customers to perform, including making timely payments to us. Our transportation agency customers are experiencing reduced revenue and funding from multiple sources which could disrupt or delay future orders. The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, a portion of our CTS revenue is earned based upon transit ridership. As such, reductions in ridership caused by COVID-19 have negatively impacted our operating results and will continue to do so until ridership levels return to those prevalent prior to the outbreak. Any of these factors, depending on the severity and duration of the outbreak and its effects, could have a material adverse effect on our business, results of operations and financial condition.

In addition, the COVID-19 outbreak and resulting actions have negatively affected, and may continue to negatively affect, our stock price and the U.S. and global financial markets generally.

The total financial impact of these factors cannot be reasonably estimated at this time but may materially affect our financial condition and results of operations. The extent to which COVID-19 impacts our businesses, financial results and stock price depends on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity and duration of COVID-19 and actions to contain its spread or treat its impact, among others.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Current Report on Form 8-K filed February 19, 2019, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Current Report on Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
10.1

Fifth Amended and Restated Credit Agreement, dated as of March 27, 2020, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Current Report on Form 8-K filed March 30, 2020, file No. 001-08931, Exhibit 10.1.

10.2*	Amendment and Restatement of the Cubic Corporation Transition Protection Plan and U.S. Severance Plan for Transition Protection Plan Participants effective as of May 6, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (Inline iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date:	May 6, 2020	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)