Form 10-Q/A
period 2020-03-31
CUBIC CORP /DE/
filed 2020-05-12
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q for the period ended March 31, 2020 is being filed for the sole purpose of including Exhibit 10.2 that a service provider inadvertently omitted from the EDGAR filing of the Form 10-Q as originally filed on May 6, 2020. No attempt has been made in this amendment to the Form 10-Q for the period ended March 31, 2020 to modify or update the other disclosures presented in the Form 10-Q. This amendment on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
10.2*	Amendment and Restatement of the Cubic Corporation Transition Protection Plan and U.S. Severance Plan for Transition Protection Plan Participants effective as of May 6, 2020.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date:	May 12, 2020	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2020	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

4