Form 10-Q
period 2020-06-30
CUBIC CORP /DE/
filed 2020-08-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 21, 2020, there were 31,329,008 shares of the registrant’s common stock, no par value, issued and outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales:
Products	$221,039	$255,900	$609,137	$660,897
Services	129,400	126,779	391,623	364,380
	350,439	382,679	1,000,760	1,025,277
Costs and expenses:
Products	151,553	190,434	471,398	491,856
Services	79,943	77,224	251,011	243,851
Selling, general and administrative expenses	62,272	82,167	206,481	211,348
Research and development	12,254	12,470	32,036	38,236
Amortization of purchased intangibles	16,358	9,717	42,940	32,677
Gain on sale of property, plant and equipment	(40)	(32,563)	(170)	(32,563)
Restructuring costs	3,393	8,505	8,775	12,254
	325,733	347,954	1,012,471	997,659

Operating income (loss)	24,706	34,725	(11,711)	27,618

Other income (expenses):
Interest and dividend income	1,997	1,696	5,908	4,343
Interest expense	(7,366)	(6,132)	(20,948)	(14,695)
Loss on extinguishment of debt	—	—	(16,090)	—
Other income (expense), net	(6,773)	(8,714)	(26,564)	(17,069)

Income (loss) from continuing operations before income taxes	12,564	21,575	(69,405)	197

Income tax provision (benefit)	4,602	1,029	(8,936)	(305)

Income (loss) from continuing operations	7,962	20,546	(60,469)	502
Net income (loss) from discontinued operations	252	(202)	(203)	(1,541)
Net income (loss)	8,214	20,344	(60,672)	(1,039)

Less noncontrolling interest in net income (loss) of VIE	9,369	(3,566)	181	(8,970)

Net income (loss) attributable to Cubic	$(1,155)	$23,910	$(60,853)	$7,931

Amounts attributable to Cubic:
Net income (loss) from continuing operations	$(1,407)	$24,112	$(60,650)	$9,472
Net income (loss) from discontinued operations	252	(202)	(203)	(1,541)
Net income (loss) attributable to Cubic	$(1,155)	$23,910	$(60,853)	$7,931

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$(0.04)	$0.77	$(1.94)	$0.31
Discontinued operations	$0.01	$(0.01)	$(0.01)	$(0.05)
Basic earnings per share attributable to Cubic	$(0.04)	$0.77	$(1.94)	$0.26

Diluted
Continuing operations attributable to Cubic	$(0.04)	$0.77	$(1.94)	$0.31
Discontinued operations	$0.01	$(0.01)	$(0.01)	$(0.05)
Diluted earnings per share attributable to Cubic	$(0.04)	$0.77	$(1.94)	$0.26

Dividends per common share	$—	$—	$0.14	$0.14

Weighted average shares used in per share calculations:
Basic	31,299	31,160	31,289	30,267
Diluted	31,299	31,249	31,289	30,332

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$8,214	$20,344	$(60,672)	$(1,039)
Other comprehensive income (loss):
Foreign currency translation	8,115	(1,900)	690	(2,256)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(13,741)	(483)	(13,868)	98
Adjustment for net gains/losses realized and included in net income, net of tax	(1,572)	69	(2,486)	331
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(15,313)	(414)	(16,354)	429
Total other comprehensive loss	(7,198)	(2,314)	(15,664)	(1,827)
Total comprehensive income (loss)	1,016	18,030	(76,336)	(2,866)
Noncontrolling interest in comprehensive income (loss) of consolidated VIE, net of tax	9,369	(3,566)	181	(8,970)
Comprehensive income (loss) attributable to Cubic, net of tax	$(8,353)	$21,596	$(76,517)	$6,104

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$109,050	$65,800
Cash of consolidated VIE	743	347
Restricted cash	22,279	19,507
Restricted cash of consolidated VIE	1,669	9,967
Accounts receivable:
Billed	145,599	127,406
Allowance for doubtful accounts	(1,141)	(1,392)
	144,458	126,014

Contract assets	253,900	349,559
Recoverable income taxes	16,495	7,754
Inventories	151,613	106,794
Other current assets	35,570	38,534
Other current assets of consolidated VIE	99	33
Total current assets	735,876	724,309

Long-term contracts financing receivables	53,739	36,285
Long-term contracts financing receivables of consolidated VIE	191,042	115,508
Property, plant and equipment, net	160,547	144,969
Operating lease right-of-use asset	82,141	—
Deferred income taxes	8,932	4,098
Goodwill	783,368	578,097
Purchased intangibles, net	226,552	165,613
Other assets	19,615	76,872
Other assets of consolidated VIE	—	1,419
Total assets	$2,261,812	$1,847,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$277,000	$195,500
Trade accounts payable	121,253	180,773
Trade accounts payable of consolidated VIE	175	25
Contract liabilities	71,269	46,170
Accrued compensation and current liabilities	117,332	95,013
Other current liabilities of consolidated VIE	150	191
Income taxes payable	814	773
Current portion of long-term debt	11,250	10,714
Total current liabilities	599,243	529,159

Long-term debt	433,653	189,110
Long-term debt of consolidated VIE	155,493	61,994
Operating lease liability	75,468	—
Other noncurrent liabilities	78,528	64,734
Other noncurrent liabilities of consolidated VIE	5,572	21,605

Shareholders’ equity:
Common stock	287,252	274,472
Retained earnings	797,046	862,948
Accumulated other comprehensive loss	(155,357)	(139,693)
Treasury stock at cost	(36,078)	(36,078)
Shareholders’ equity related to Cubic	892,863	961,649
Noncontrolling interest in VIE	20,992	18,919
Total shareholders’ equity	913,855	980,568
Total liabilities and shareholders’ equity	$2,261,812	$1,847,170

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Activities:
Net income (loss)	$8,214	$20,344	$(60,672)	$(1,039)
Net income (loss) from discontinued operations	(252)	202	203	1,541
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,394	15,351	63,758	48,949
Share-based compensation expense	5,412	4,402	15,271	10,760
Change in fair value of contingent consideration	(74)	1,163	(4,552)	1,833
Change in fair value of interest rate swap of consolidated VIE	6,888	—	18,370	—
Gain on sale of property, plant and equipment	—	(32,563)	(170)	(32,563)
Deferred income taxes	(2,622)	(948)	(14,457)	(6,773)
Loss on extinguishment of debt	—	—	16,090	—
Other items	(5,020)	—	(712)	—
Changes in operating assets and liabilities, net of effects from acquisitions	(65,170)	(6,897)	(136,478)	(105,364)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(29,230)	1,054	(103,349)	(82,656)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	2,693	—	2,778	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(26,537)	1,054	(100,571)	(82,656)

Investing Activities:
Acquisition of businesses, net of cash acquired	—	—	(234,788)	(395,854)
Proceeds from sale of property, plant and equipment	—	44,891	—	44,891
Purchases of property, plant and equipment	(10,741)	(13,114)	(35,802)	(35,291)
Purchase of non-marketable debt and equity securities	—	(52,997)	—	(52,997)
Receipt of withheld proceeds from sale of trade receivables	—	—	5,521	—
NET CASH USED IN INVESTING ACTIVITIES	(10,741)	(21,220)	(265,069)	(439,251)

Financing Activities:
Proceeds from short-term borrowings	110,000	168,000	994,500	782,500
Principal payments on short-term borrowings	(170,000)	(146,000)	(913,000)	(551,500)
Proceeds from long-term borrowings	—	—	450,000	—
Principal payments on long-term debt	(3,088)	—	(202,921)	—
Proceeds from long-term borrowings of consolidated VIE	174,938	19,841	198,160	35,816
Principal payments on long-term borrowings of consolidated VIE	(92,575)	—	(92,575)	—
Debt extinguishment make whole payment	—	—	(15,856)	—
Deferred financing fees	—	(1,854)	(2,517)	(1,854)
Deferred financing fees of consolidated VIE	(8,638)	(213)	(8,638)	(690)
Proceeds from stock issued under employee stock purchase plan	—	—	1,169	783
Purchase of common stock	—	—	(3,660)	(3,419)
Dividends paid	—	—	(4,225)	(4,205)
Contingent consideration payments related to acquisitions of businesses	—	—	—	(820)
Equity contribution from Boston VIE partner	1,892	—	1,892	—
Proceeds from equity offering, net	—	—	—	215,832
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,529	39,774	402,329	472,443

Effect of exchange rates on cash	8,634	(1,574)	1,431	(234)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,115)	18,034	38,120	(49,698)

Cash, cash equivalents and restricted cash at the beginning of the period	149,856	71,876	95,621	139,608

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$133,741	$89,910	$133,741	$89,910

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration liability incurred with the acquisition of Delerrok	—	—	1,600	—
Receivable recognized in connection with the acquisition of Trafficware, net	—	—	—	1,588
Receivable recognized in connection with the acquisition of GRIDSMART, net	—	—	—	442
Liability incurred to acquire Nuvotronics, net	—	—	—	5,300

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except per share data)

	For the Three Months Ended June 30, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
April 1, 2020	$281,840	$798,201	$(148,159)	$(36,078)	$9,731	31,296

Net income (loss)	—	(1,155)	—	—	9,369	—
Other comprehensive loss, net of tax	—	—	(7,198)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	3
Share-based compensation	5,412	—	—	—	—	—
Equity contribution from Boston VIE partner	—	—	—	—	1,892	—

June 30, 2020	$287,252	$797,046	$(155,357)	$(36,078)	$20,992	31,299

	For the Nine Months Ended June 30, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2019	$274,472	$862,948	$(139,693)	$(36,078)	$18,919	31,178

Net income (loss)	—	(60,853)	—	—	181	—
Other comprehensive loss, net of tax	—	—	(15,664)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	156
Stock issued under employee stock purchase plan	1,169	—	—	—	—	19
Purchase of common stock	(3,660)	—	—	—	—	(54)
Share-based compensation	15,271	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—
Equity contribution from Boston VIE partner	—	—	—	—	1,892	—
Cash dividends paid - $0.14 per share of common stock	—	(4,225)	—	—	—	—

June 30, 2020	$287,252	$797,046	$(155,357)	$(36,078)	$20,992	31,299

	For the Three Months Ended June 30, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
April 1, 2019	$264,612	$801,486	$(110,156)	$(36,078)	$23,325	31,150

Net income (loss)	—	23,910	—	—	(3,566)	—
Other comprehensive income, net of tax	—	—	(2,314)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	12
Purchase of common stock	—	—	—	—	—	(2)
Share-based compensation	4,402	—	—	—	—	—
Other	(49)	—	—	—	10	—

June 30, 2019	$268,965	$825,396	$(112,470)	$(36,078)	$19,769	31,160

	For the Nine Months Ended June 30, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2018	$45,008	$801,834	$(110,643)	$(36,078)	$24,075	27,255

Net income (loss)	—	7,931	—	—	(8,970)	—
Other comprehensive income, net of tax	—	—	(1,827)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	144
Stock issued under employee stock purchase plan	783	—	—	—	—	15
Purchase of common stock	(3,419)	—	—	—	—	(49)
Share-based compensation	10,760	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering	215,832	—	—	—	—	3,795
Cash dividends paid - $0.14 per share of common stock	—	(4,205)	—	—	—	—
Other	1	2	—	—	9	—

June 30, 2019	$268,965	$825,396	$(112,470)	$(36,078)	$19,769	31,160

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2020

Note 1 — Basis for Presentation

Cubic Corporation (“we,” “us,” the “Company” and “Cubic”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three- and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2020 (“fiscal 2020”). For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“fiscal 2019”).

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (commonly known as Accounting Standards Codification (“ASC”) Topic 842) (“ASC 842”). Under the guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASC 842 on October 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited condensed comparative financial statements. All prior period amounts and disclosures are presented under ASC 840, Leases, the legacy lease accounting guidance. We elected the practical expedients which provide that entities need not reassess whether existing contracts contain a lease, lease classification of existing leases, or the treatment of initial direct costs on existing leases. On October 1, 2019, we recorded a right-of-use asset of $80.0 million and a lease liability of $88.0 million in our consolidated balance sheets. We also recorded a $0.8 million decrease in retained earnings related to the adoption of ASC 842. The adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The amendments in this ASU are effective for us in our annual period beginning October 1, 2020. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us in our fiscal year beginning October 1, 2020. The adoption of ASU 2017-04 will have no immediate impact on our consolidated financial statements and will only have the potential to impact the amount of any goodwill impairment recorded after the adoption thereof.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements on fair value measurements. The amendments in this ASU are effective for us in our annual period beginning October 1, 2020 and interim periods within that annual period. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans - Disclosure Framework (Topic 715), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments in this ASU are effective for us in our annual period beginning October 1, 2020. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Subtopic 350-24), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU are effective for us in our annual period beginning October 1, 2020. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“Topic 740”), which removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for us in our annual period beginning October 1, 2021 and interim periods within that annual period. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 2 — COVID-19 Update

In March 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Cubic’s businesses have been deemed essential in the locations in which we operate around the world. As such, our priorities are to continue providing our essential products and services to customers while focusing on protecting the health and well-being of our employees.

Our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that while our operating results in the second and third quarter of fiscal 2020 were impacted by the pandemic, no asset impairments have been recognized.

In light of the risks presented by the current environment, we have taken a number of steps to strengthen liquidity and manage cash flow. These steps include our long-term debt restructuring that closed in the second quarter of fiscal 2020 and which included an increase in limits under our revolving credit facility, as further described in Note 9. We have also been negotiating more favorable payment terms with our customers, suppliers and subcontractors and utilized governmental stimulus benefits, including those related to tax. In addition, we have modified executive and other employee compensation and have planned reductions in capital expenditures and other discretionary expenditures.

Note 3 — Acquisitions and Divestitures

Sale of CGD Services

In May 2018, we sold our Cubic Global Defense Services (“CGD Services”) business to Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP. The sale closed on May 31, 2018. In accordance with the terms of the stock purchase agreement executed in connection with the transaction, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target established by the parties. In the third quarter of fiscal 2018, we received $133.8 million in connection with the sale and we recorded a receivable from the Purchaser for the estimated amount due related to the working capital settlement. Since the sale we have worked with the Purchaser and revised certain estimates related to the working capital settlement. In connection with the revision of these estimates, we reduced the receivable from the Purchaser by $0.6 million and recognized a corresponding loss on the sale of CGD Services in the first quarter of fiscal 2020. In the third quarter of fiscal 2020, we settled the working capital receivable with the purchaser and received cash of $2.7 million and recognized a $0.1 million reduction in the previously estimated loss on the sale of CGD Services.

Business Acquisitions

Each of the following acquisitions have been treated as a business combination for accounting purposes. The results of operations of each acquired business has been included in our consolidated financial statements since the respective date of each acquisition.

Cubic Mission Solutions (“CMS”)

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding shares of PIXIA Corp. (“Pixia”), a provider of high performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures. The purchase agreement with Pixia included an option to purchase the remaining 80% of its shares of capital stock for $200.0 million, subject to certain post-closing adjustment provisions, which we exercised in November 2019. On January 3, 2020, we completed the purchase of the remaining 80% of Pixia’s issued and outstanding shares of capital stock for aggregate consideration consisting of $197.8 million in net cash, resulting in our ownership of all of Pixia’s issued and outstanding shares of capital stock. The acquisition was financed primarily with proceeds from draws on our line of credit.

From June 27, 2019 through January 3, 2020, we accounted for our 20% ownership of Pixia using the equity method of accounting. Upon completion of the acquisition of the remaining 80% ownership interest, we now consolidate Pixia into our financial statements. The acquisition-date fair value of consideration transferred is $245.2 million and is comprised of total cash paid of $247.8 million, less a $2.0 million dividend received from Pixia and less a $0.6 million loss recognized during the period that we accounted for our 20% ownership of Pixia using the equity method of accounting.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date (in millions):

Backlog	$42.5
Customer relationships	25.5
Developed technology	14.1
Trade name	5.7
Accounts receivable, prepaids and other assets	4.0
Deferred taxes	(18.3)
Other net assets acquired (liabilities assumed)	(1.8)
Net identifiable assets acquired	71.7
Goodwill	173.5
Net assets acquired	$245.2

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our detailed valuation analyses and necessary calculations. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships and non-compete agreements valuations used the lost profits valuation method and the technology and backlog valuations used the excess earnings method.

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

Nuvotronics, Inc.

In March 2019, we acquired all of the outstanding shares of capital stock of Nuvotronics, Inc. (“Nuvotronics”), a provider of microfabricated radio frequency products. Based in Durham, North Carolina, Nuvotronics’ patented PolyStrata technology enables the design and production of uniquely packaged RF devices, such as antennas, filters and combiners, all of which are also components in Cubic’s advanced technology product offerings. Nuvotronics is expected to provide synergies from combining its capabilities with our existing CMS business.

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

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method and the technology and backlog valuations used the excess earnings method.

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

Operating Results

Pixia’s and Nuvotronics’ sales and results of operations included in our operating results were as follows (in millions):

	Three Months Ended
	June 30, 2020		June 30, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Sales	$4.2	$3.8	$—	$3.6
Operating loss	(5.9)	(2.9)	—	(3.2)
Net loss after taxes	(5.9)	(2.9)	—	(3.2)

	Nine Months Ended
	June 30, 2020		June 30, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Sales	$5.3	$9.8	$—	$4.3
Operating loss	(15.9)	(7.8)	—	(4.9)
Net loss after taxes	(15.9)	(7.8)	—	(4.9)

Pixia’s and Nuvotronics’ operating results above included the following amounts (in millions):

	Three Months Ended
	June 30, 2020		June 30, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Amortization	$7.2	$0.9	$—	$0.6
Acquisition-related expenses	1.3	0.3	—	1.1

	Nine Months Ended
	June 30, 2020		June 30, 2019
	Pixia	Nuvotronics	Pixia	Nuvotronics
Amortization	$14.3	$3.1	$—	$0.7
Acquisition-related expenses	3.3	1.6	—	2.9
Gain for changes in fair value of contingent consideration	—	(4.2)	—	—

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$14.9
Trade name	0.9
Accounts receivable	0.9
Other net assets acquired (liabilities assumed)	(0.2)
Deferred tax liability	(2.0)
Net identifiable assets acquired	14.5
Goodwill	30.6
Net assets acquired	$45.1

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our detailed valuation analyses and necessary calculations. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method and the technology valuations used the excess earnings method.

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

GRIDSMART Technologies, Inc.

In January 2019, we acquired all of the outstanding shares of capital stock of GRIDSMART Technologies, Inc. (“GRIDSMART”), a provider of differentiated video tracking solutions to the Intelligent Traffic Systems market. Based in Knoxville, Tennessee, GRIDSMART specializes in video detection at the intersection utilizing advanced image processing, computer vision modeling and machine learning along with a single camera solution providing best-in-class data for optimizing the flow of people and traffic through intersections.

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

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method, the customer relationships valuation used the with-and-without valuation method and the technology valuations used the excess earnings method.

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

Operating Results

The sales and results of operations from Delerrok, GRIDSMART and Trafficware included in our operating results were as follows (in millions):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Sales	$0.4	$8.2	$14.4	$—	$7.7	$15.8
Operating income (loss)	(0.2)	1.5	(1.3)	—	0.7	(1.0)
Net income (loss) after taxes	(0.2)	1.5	(1.3)	—	0.7	(1.0)

	Nine Months Ended
	June 30, 2020			June 30, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Sales	$1.1	$20.1	$37.4	$—	$14.0	$38.0
Operating income (loss)	(1.2)	0.7	(4.5)	—	(1.3)	(9.5)
Net income (loss) after taxes	(1.2)	0.7	(4.5)	—	(1.3)	(9.5)

The operating results above included the following amounts (in millions):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Amortization	$0.4	$1.3	$2.8	$—	$1.3	$2.8
Acquisition-related expenses	0.5	0.2	0.4	—	0.6	0.9
(Gain) loss for changes in fair value of contingent consideration	(1.1)	—	—	—	—	—

	Nine Months Ended
	June 30, 2020			June 30, 2019
	Delerrok	GRIDSMART	Trafficware	Delerrok	GRIDSMART	Trafficware
Amortization	$0.9	$4.0	$8.5	$—	$2.7	$12.4
Acquisition-related expenses	1.2	0.6	1.3	—	2.4	4.4
(Gain) loss for changes in fair value of contingent consideration	(1.1)	—	—	—	—	—

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions are as follows (in millions):

Year Ending
September 30,	Delerrok	GRIDSMART	Trafficware
2020	$1.3	$5.3	$11.4
2021	1.7	3.9	11.4
2022	1.6	3.5	11.4
2023	1.6	3.5	6.4
2024	1.6	3.5	5.9
Thereafter	8.0	8.1	12.9

Pro Forma Information

The following unaudited pro forma information presents our consolidated results of operations as if Pixia, Nuvotronics, Delerrok, GRIDSMART and Trafficware had been included in our consolidated results since October 1, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$350.4	$384.4	$1,005.0	$1,050.2
Net income (loss)	(1.4)	14.4	(69.5)	(18.8)

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

Goodwill

Changes in goodwill for the nine months ended June 30, 2020 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense Systems	Total

Net balances at September 30, 2019	$254,592	$181,424	$142,081	$578,097
Acquisitions	30,621	173,531	—	204,152
Adjustments	603	—	—	603
Foreign currency exchange rate changes	329	85	102	516
Net balances at June 30, 2020	$286,145	$355,040	$142,183	$783,368

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

Our most recent annual goodwill impairment test was our 2019 annual impairment test completed as of July 1, 2019. . Subsequent to the effective dates of the tests for each of our reporting units, we do not believe that circumstances have occurred that indicate that an impairment for any of our reporting units is more-likely-than-not. As such, no subsequent interim impairment tests have been performed.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CMS reporting unit, significant assumptions utilized in our discounted cash flow approach included growth rates for sales and margins at greater levels than we have achieved in prior years due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. Although we believe our underlying assumptions supporting these assessments are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we could be exposed to material impairment charges in the future.

Note 4 – Variable Interest Entities

In accordance with ASC 810, Consolidation (“ASC 810”), we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors, to determine if any meet the qualifications of a variable interest entity (a “VIE”). We consider a partnership or joint venture to be a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity) or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

We perform a qualitative assessment of each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider the VIE design, the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board or similar governance representation of the respective parties in determining if we are the primary beneficiary. We also consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. As required by ASC 810, our primary beneficiary assessment is continuously performed.

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston, Massachusetts (the “Original MBTA Contract”). Boston HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”. Based on our assessment under ASC 810, we concluded that Boston OpCo and Boston HoldCo are VIEs and that we are the primary beneficiary of Boston OpCo. Consequently, we have consolidated the financial statements of Boston OpCo within our consolidated financial statements. We have concluded that we are not the primary beneficiary of Boston HoldCo, and as a result, we have not consolidated the financial statements of Boston HoldCo within our consolidated financial statements. In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”), which modified a number of the provisions of the Original MBTA Contract.

Under the Original MBTA Contract, MBTA was scheduled to make fixed payments to Boston OpCo in the aggregate amount of $558.5 million, adjusted for incremental transaction-based fees, inflation and performance penalties over a ten-year operate and maintain phase. All of Boston OpCo’s contractual responsibilities under the Original MBTA Contract regarding the design and development and the operation and maintenance of the fare system were subcontracted to Cubic by Boston OpCo. Under its subcontract with Boston OpCo, Cubic was scheduled to receive fixed payments in the aggregate amount of $427.6 million, adjusted for incremental transaction-based fees inflation, and performance penalties.

The Amended MBTA Contract modified certain aspects of the Original MBTA Contract, such as extending the design and build phase to 2024, adding new functionality to the next-generation fare payment system, and increasing the scope and duration of the operate and maintain phase. In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Amended MBTA Contract was treated as a modification to the Original MBTA Contract, and as such Boston OpCo’s contract value was increased by additional fixed payments to be made by MBTA of $278.9 million plus the estimated value of future variable payments to be made by MBTA for incremental transaction-based fees and inflation indexed payments.

The Amended MBTA Contract consists of a design and build phase of approximately four years and an operate and maintain phase of approximately twelve years. The design and build phase is planned to be completed in 2024 and the initial operate and maintain phase is expected to commence in 2021, with full service commencement spanning from 2024 through 2033. Under the Amended MBTA Contract, MBTA will make payments to Boston OpCo consisting of fixed payments of $43.5 million during the design and build phase, fixed payments of $175.8 million upon full service commencement, fixed payments of $618.0 million during the full service period commencement of the operate and maintain phase, variable payments for incremental transaction-based fees and inflation indexed payments during the operate and maintain phase, and payment adjustments for any performance penalties incurred by Boston OpCo during the project.

Boston OpCo subcontracted all of its contractual responsibilities regarding the design and build and the operation and maintenance of the fare system to Cubic. Under its subcontract with Boston OpCo, Cubic will receive fixed payments in the aggregate amount of $596.4 million, adjusted for incremental transaction-based fees, inflation indexed payments, less any performance penalties incurred.

Upon creation of the P3 Venture and upon execution of the Amended MBTA Contract, John Laing made loans to Boston HoldCo of $24.3 million and $1.9 million, respectively, in the form of bridge loans that are intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made corresponding equity contributions to Boston OpCo in the same amounts which are included within equity of noncontrolling interest in the VIE in our consolidated financial statements. Also, we issued a letter of credit for $2.9 million to Boston HoldCo in accordance with our equity funding responsibilities under the terms of the P3 Venture. Boston HoldCo is able to draw on the letter of credit in certain liquidity instances, but no amounts have been drawn on such letter of credit as of June 30, 2020.

Upon creation of the P3 Venture, Boston OpCo entered into a credit agreement with a group of financial institutions (the “Boston OpCo Credit Agreement”), which included a long-term credit facility of up to $212.4 million and a revolving credit facility. The long-term credit facility bore interest at variable rates of London Interbank Offer Rate (“LIBOR”) plus 1.3%. In connection with the execution of the Amended MBTA Contract in June 2020, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility to replace the facilities in the Boston OpCo Credit Agreement. At closing of the Boston OpCo Amended Credit Agreement, Boston OpCo retired and paid the outstanding principal balance of $92.6 million plus accrued interest of $7.4 million due under the Boston OpCo Credit Agreement.

Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million and such draws may only be made during the design and build phase of the Amended MBTA Contract. The long-term debt facilities, including all interest and fees incurred, is required to be repaid on a fixed monthly schedule starting once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0% over the design and build phase and LIBOR plus a margin of 2.0% to 2.5% over the operate and maintain phase. Boston OpCo incurred debt issuance and modification costs of $8.6 million in connection with the Boston OpCo Amended Credit Agreement and these fees are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. At June 30, 2020, the outstanding balance on the long-term debt facilities was $172.8 million, which is presented net of total unamortized deferred financing costs of $17.3 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase of the Amended MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

The Boston OpCo Amended Credit Agreement contains a number of covenants which require that Boston OpCo and Cubic maintain progress on the delivery of the MBTA Amended Agreement within a specified timeline and budget and provide regular reporting on such progress. The Boston OpCo Amended Credit Agreement also contains customary events of default including the delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in Boston OpCo, and Cubic via our subcontract with Boston OpCo, to incur penalties due to the lenders thereunder.

In connection with the Boston OpCo Credit Agreement, Boston OpCo entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt facility. Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated these interest rate swaps and paid termination costs of $34.4 million to the counterparties. The termination payments are included in cash flows used in operating activities in our Condensed Consolidated Statements of Cash Flows. In connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate the variable interest rate associated with its long-term debt facility. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. At June 30, 2020, the outstanding notional principal amounts on open interest rate swaps were $172.8 million. The fair value of Boston OpCo’s interest rate swaps at June 30, 2020 was $5.6 million and is recorded as a liability in other noncurrent liabilities in our condensed consolidated balance sheets. Boston OpCo’s interest rate swaps were not designated as effective hedges at June 30, 2020 and as such unrealized gains (losses) are included in other income (expense), net. As a result of changes in the fair value of its interest rate swaps, Boston OpCo recognized losses of $6.9 million and $18.4 million for the three and nine months ended June 30, 2020, respectively, and losses of $7.0 million and $16.9 million for the three and nine months ended June 30, 2019, respectively. See Note 8 for a description of the measurement of fair value of derivative financial instruments, including Boston OpCo’s interest rate swaps.

Boston OpCo holds a restricted cash balance which is required by the Amended MBTA Contract to allow for the delivery of future change orders directed by MBTA.

The assets and liabilities of Boston OpCo that are included in our condensed consolidated balance sheets are as follows:

	June 30,	September 30,
	2020	2019

	(in thousands)
Cash	$743	$347
Restricted cash	1,669	9,967
Other current assets	99	33
Long-term contracts financing receivable	191,042	115,508
Other noncurrent assets	—	1,419
Total assets	$193,553	$127,274

Trade accounts payable	$175	$25
Accrued compensation and other current liabilities	150	191
Due to Cubic	11,754	25,143
Other noncurrent liabilities	5,572	21,605
Long-term debt	155,493	61,994
Total liabilities	$173,144	$108,958
Total Cubic equity	(583)	(603)
Noncontrolling interests	20,992	18,919
Total liabilities and owners' equity	$193,553	$127,274

The assets of Boston OpCo are restricted for its use only and are not available for our general operations. Boston OpCo’s debt is non-recourse to Cubic. Our maximum exposure to loss as a result of our equity interest in the P3 Venture is limited to the $2.7 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the Amended MBTA Contract.

Boston OpCo’s results of operations included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$17,585	$3,233	$20,632	$7,519
Operating income	17,344	2,823	19,832	6,521
Other income (expense), net	(6,888)	(7,031)	(19,636)	(16,884)
Interest income	1,663	1,075	4,871	2,335
Interest expense	(1,710)	(829)	(4,864)	(1,939)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating income (loss)	$19,297	$(1,054)	$5,499	$(1,040)
Net income (loss) from continuing operations	18,596	(1,185)	5,103	(1,100)
Net income (loss) from continuing operations attributable to Cubic	4,826	(1,185)	(8,667)	(1,100)
Diluted earnings (loss) per share attributable to Cubic	0.15	(0.04)	(0.28)	(0.04)

For the three and nine months ended June 30, 2020, operating income and net income from continuing operations increased by $25.0 million and $27.8 million, respectively, due to changes in estimates recognized by CTS and Boston OpCo related to the Amended MBTA Contract executed in June 2020. Operating income (loss) and net income (loss) from continuing operations reflects 100% of Boston OpCo’s change in contract estimates. However, because we only own 10% of Boston OpCo, net income (loss) attributable to Cubic reflects only 10% of Boston OpCo’s change in contract estimates. See Note 4 for further details.

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of June 30, 2020, our ending backlog was $3.7 billion, compared to $3.4 billion at September 30, 2019. We expect to recognize approximately 30% of our June 30, 2020 backlog over the next 12 months as revenue, and approximately 45% over the next 24 months as revenue, with the remainder recognized thereafter.

Accounts Receivable: Amounts billed include $53.3 million and $60.3 million due on U.S. federal government contracts at June 30, 2020 and September 30, 2019, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of September 30, 2019, we sold $31.1 million of outstanding trade receivables to financial institutions. No trade receivables were sold as of June 30, 2020. During the first nine months of fiscal 2020, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

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

	June 30,	September 30,
	2020	2019

Contract assets	$253,900	$349,559
Contract liabilities	$71,269	$46,170

Contract assets decreased $95.7 million during the nine months ended June 30, 2020, due to billings in excess of revenue recognized related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the nine months ended June 30, 2020.

Contract liabilities increased $25.1 million during the nine months ended June 30, 2020, due to payments received in excess of revenue recognized on these performance obligations. During the three and nine-month periods ended June 30, 2020, we recognized $3.6 million and $19.9 million of our contract liabilities at September 30, 2019 as revenue, respectively. We expect our contract liabilities to be recognized as revenue over the next 12 months.

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

In periods with a net loss from continuing operations attributable to Cubic, common equivalent shares are not included in the computation of diluted EPS because to do so would be anti-dilutive.

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted average shares - basic	31,299	31,160	31,289	30,267
Effect of dilutive securities	—	89	—	65
Weighted average shares - diluted	31,299	31,249	31,289	30,332

Number of anti-dilutive securities	1,243	—	1,109	—

Note 7 — Balance Sheet Details

Restricted Cash

Cash and cash equivalents excluded $23.9 million and $29.5 million of restricted cash at June 30, 2020 and September 30, 2019, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Inventories

Inventories consist of the following (in thousands):

	June 30,	September 30,
	2020	2019

Finished products	$16,825	$10,905
Work in process and inventoried costs under long-term contracts	90,731	46,951
Materials and purchased parts	44,057	48,938
Net inventories	$151,613	$106,794

At June 30, 2020, work in process and inventoried costs under long-term contracts included approximately $7.7 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at September 30, 2019. We believe it is probable that we will recover the costs inventoried at June 30, 2020, plus a profit margin, under contract change orders or awards within the next year.

Costs we incur for certain U.S. federal government contracts include general and administrative costs as allowed by government cost accounting standards. The amounts remaining in inventory totaled $0.4 million and $0.5 million at June 30, 2020 and September 30, 2019, respectively.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	June 30,	September 30,
	2020	2019
Land and land improvements	$7,362	$7,348
Buildings and improvements	48,628	48,191
Machinery and other equipment	125,656	107,297
Software	114,172	108,526
Leasehold improvements	20,346	17,064
Construction and internal-use software development in progress	24,308	16,814
Accumulated depreciation and amortization	(179,925)	(160,271)
	$160,547	$144,969

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets and totaled $10.9 million at June 30, 2020 and $11.0 million at September 30, 2019.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities totaled $6.4 million at each of June 30, 2020 and September 30, 2019, and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands):

	June 30, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$1,761	$—	$1,761	$—	$2,635	$—	$2,635
Noncurrent derivative assets	—	624	—	624	—	859	—	859
Total assets measured at fair value	$—	$2,385	$—	$2,385	$—	$3,494	$—	$3,494
Liabilities
Current derivative liabilities	—	4,365	—	4,365	—	529	—	529
Noncurrent derivative liabilities	—	13,342	—	13,342	—	228	—	228
Contingent consideration to seller of H4 Global	—	—	564	564	—	—	1,073	1,073
Contingent consideration to seller of Deltenna	—	—	2,806	2,806	—	—	1,787	1,787
Contingent consideration to seller of Shield	—	—	4,052	4,052	—	—	3,814	3,814
Contingent consideration to seller of Nuvotronics	—	—	—	—	—	—	4,200	4,200
Contingent consideration to seller of Delerrok	—	—	500	500	—	—	—	—
Total liabilities measured at fair value	$—	$17,707	$7,922	$25,629	$—	$757	$10,874	$11,631

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

At June 30, 2020, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

●	H4 Global: Payments of up to $2.7 million of contingent consideration based upon the value of contracts entered into over the five-year period ending September 30, 2020.
●	Deltenna: Payments of up to $6.7 million of contingent consideration if Deltenna meets certain sales goals from the date of acquisition through the fiscal year ending September 30, 2022.
●	Shield: Payments of up to $10.0 million of contingent consideration if Shield meets certain sales goals from the date of acquisition through July 31, 2025.
●	Nuvotronics: Payments of up to $8.0 million of contingent consideration if Nuvotronics meets certain gross profit goals for the 12-month periods ending on each of December 31, 2020 and December 31, 2021.
●	Delerrok: Payments of up to $2.0 million of contingent consideration if Delerrok meets certain sales goals for the 12-month period ending December 31, 2020.

The maximum remaining payout to the sellers of H4 Global is $2.7 million at June 30, 2020 and is based on a percentage of the value of contracts entered into from October 1, 2015 through September 30, 2020. The fair value of the contingent consideration was estimated using a probability weighted approach by applying probabilities to different scenarios and summing the present value of any future payments. The selected discount rate was 23.0% as of June 30, 2020 and 23.5% as of September 30, 2019.

Under the terms of the Deltenna purchase agreement, we will pay the sellers of Deltenna up to $6.7 million if Deltenna meets certain sales goals through September 30, 2022. The fair value of the contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon an analysis of comparable public companies and was 38% as of June 30, 2020 and 36% as of September 30, 2019. The selected discount rate was 10% as of June 30, 2020 and 11% as of September 30, 2019.

Under the terms of the Shield purchase agreement, we will pay the sellers of Shield up to $10.0 million if Shield meets certain sales goals through July 31, 2025. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates, risk adjustment factors and volatility. The volatility and revenue risk adjustment factors were determined based on an analysis of publicly traded comparable companies and as of June 30, 2020 were 31% and 17%, respectively, and as of September 30, 2019 were 18% and 13%, respectively. The selected discount rate was based primarily on an analysis of publicly traded comparable companies and was 6.5% at June 30, 2020 and 3.6% at September 30, 2019.

Under the terms of the Nuvotronics purchase agreement, we will pay the sellers of Nuvotronics up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12 month period ending on each of December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials.  As of June 30, 2020, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit was below the payout thresholds.

Under the terms of the Delerrok purchase agreement, we will pay the sellers of Delerrok up to $2.0 million if Delerrok meets certain sales goals for the 12-month period ending December 31, 2020. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, assumed discount rates for projected revenues and cash flows and volatility. The volatility factor was determined based on an analysis of publicly traded comparable companies and was 19.0% as of June 30, 2020. The discount rate used as of June 30, 2020 was 3.4% and was based on our risk-free rate of return adjusted for our revenue required risk premium.

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

As of June 30, 2020, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Delerrok	Total
Balance as of September 30, 2019	$1,073	$1,787	$3,814	$4,200	$—	$10,874
Initial measurement recognized at acquisition	—	—	—	—	1,600	1,600
Total remeasurement (gain) loss recognized in earnings	(509)	1,019	238	(4,200)	(1,100)	(4,552)
Balance as of June 30, 2020	$564	$2,806	$4,052	$—	$500	$7,922

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our variable rate long-term debt approximates its carrying value at June 30, 2020.

In fiscal 2019, we invested $5.0 million in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the fund’s operating losses was $0.6 million for the three- and nine-month periods ended June 30, 2020, and are included in other income (expense), net in our Condensed Consolidated Statements of Operations. Our share of the fund’s operating results was not material for the three- and nine-month periods ended June 30, 2019. Our investment balance is included within other assets in our Condensed

Consolidated Statements of Operations and amounted to $4.9 million and $5.5 million as of June 30, 2020 and September 30, 2019, respectively.

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first three quarters of fiscal 2020 or fiscal 2019 other than assets and liabilities acquired in business acquisitions described in Note 3 and the RSUs that contain performance and market-based vesting criteria described in Note 12.

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

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At June 30, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.18%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and have a fixed interest rate of LIBOR plus a margin of approximately 74 basis points. At June 30, 2020, the outstanding notional principal amounts on open interest rate swaps were $550.0 million. See Note 8 for a description of the measurement of fair value of our derivative financial instruments.

Debt issuance and modification costs of $2.5 million were incurred in connection with the execution of the Credit Facility and are recorded as a reduction to the related liability on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At June 30, 2020, our total debt issuance costs had an unamortized balance of $4.9 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of June 30, 2020, there were $447.2 million of borrowings under the Term Loan and $277.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.0 million at June 30, 2020, which reduced our available line of credit to $479.0 million. The $94.0 million of letters of credit includes both financial letters of credit and performance guarantees.

As of June 30, 2020, we had letters of credit and bank guarantees outstanding totaling $101.4 million, which includes the $94.0 million of letters of credit issued under the Revolving Line of Credit and $7.4 million of letters of credit issued under other facilities. The $101.4 million of letters of credit and bank guarantees includes $96.9 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit and $4.5 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $24.8 million at June 30, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At June 30, 2020, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2020 was $22.3 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility.

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

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in accrued compensation and current liabilities in our Condensed Consolidated Balance Sheets amounted to $6.8 million at June 30, 2020 and $7.4 million at September 30, 2019.

Note 10 — Leases

We adopted ASC 842 on October 1, 2019. See “Note 1—Recently Adopted Accounting Pronouncements” for the impacts of the adoption of ASC 842. Our primary involvement with leases is as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2030 without taking into consideration available renewal options, and many such leases require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

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

The following tables present our operating leases, related lease expenses and other information (dollars in millions):

Operating Lease Portfolio

June 30,
2020
Right-of-use assets	$82.1
Lease liabilities	92.0
Weighted average remaining lease term	7.0 years
Weighted average discount rate	3.01%

Operating Lease Expense

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2020	2020
Operating lease expense	$4.9	$14.3
Short-term lease expense	0.1	0.2
Variable lease expense	0.7	2.5
Total lease expense	$5.7	$17.0

Other Information

Nine Months Ended
June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities	$13.7
Right-of-use assets obtained in exchange for new operating lease liabilities	18.9

Maturities of Lease Liabilities

Our future minimum lease commitments of our operating leases on an undiscounted basis, reconciled to the lease liability at June 30, 2020 were as follows (in millions):

2020	$4.7
2021	17.6
2022	15.3
2023	13.4
2024	12.6
Thereafter	39.1
Total lease payments	102.7
Less: imputed interest	(10.7)
Present value of operating lease liabilities	$92.0

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, we will act as the construction agent, a financial institution will own the buildings and we will lease the property for a term of five years upon their completion expected in December 2020. The terms of these agreements include provisions that require or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of June 30, 2020, we were in compliance with all covenants included in these agreements.

Note 11 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$160	$150	$489	$449
Interest cost	1,490	1,915	4,528	5,746
Expected return on plan assets	(2,904)	(3,020)	(8,796)	(9,063)
Amortization of actuarial loss	948	530	2,917	1,592
Administrative expenses	84	97	253	291
Net pension benefit	$(222)	$(328)	$(609)	$(985)

Note 12 - Shareholders’ Equity

Long-Term Equity Incentive Plan

Under our long-term equity incentive plan, we have provided participants with three general categories of grant awards: (a) RSUs with time-based vesting, (b) RSUs with performance-based vesting, and (c) RSUs with performance and market-based vesting.

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

Time-based RSUs granted prior to fiscal 2020 generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service with the Company through such vesting date. Time-based RSUs granted in fiscal 2020 generally vest in three equal installments on each of the three October 1 dates following the grant date, subject to the recipient’s continued service with the Company through such vesting date.

The performance-based RSUs granted to participants vest over three-year performance periods based on our achievement of certain revenue growth targets, earnings growth targets and return on equity targets established by the Compensation Committee of our Board of Directors (the “Compensation Committee”) over the performance periods, subject to the recipient’s continued service with the Company through the end of the respective performance periods. The level at which we perform against scalable targets over the performance periods will determine the percentage of the RSUs that will ultimately vest.

In fiscal 2019 and fiscal 2020, the Compensation Committee granted RSUs which contained both performance- and market-based vesting criteria. The performance- and market-based RSUs granted to participants vest over three-year performance periods based on our achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service with the Company through the end of the respective performance periods. For these RSUs, the relative total stock return (“TSR”) for shares of our common stock as compared to the Russell 2000 Index (the “Index”) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier would result in a reduction of up to 25% of these RSUs vesting at the end of the performance period. For the performance- and market-based RSUs granted in fiscal 2020, if our absolute TSR is negative for the three-year performance period, the TSR multiplier shall not exceed 100%, regardless of the performance relative to the Index.

During fiscal 2019, the Compensation Committee amended the Company’s long-term equity incentive plan to provide accelerated vesting for retirement age participants. Under the amended plan, participants who are 60 years of age, and have achieved 10 years of continuous service, are eligible for accelerated vesting of their RSUs. Participants who have reached the retirement age criteria must generally provide us with a one-year notice of retirement. For participants who have reached the retirement age criteria, expense is recognized over the adjusted service period.

The grant date fair value of each RSU with time-based vesting or performance-based vesting is the fair market value of one share of our common stock at the grant date.

The grant date fair value of each RSU with performance- and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and shares of our common stock were simulated through the end of the performance period. The correlation matrix between shares of our common stock and the Index as well as the corresponding return volatilities were developed based upon an analysis of historical data. The following tables include the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted during fiscal 2019 and fiscal 2020:

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

At June 30, 2020, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 511,508 RSUs with time-based vesting, 106,772 RSUs with performance-based vesting, and 194,237 RSUs with performance- and market-based vesting.

The following table summarizes our RSU activity:

	Unvested RSUs with Time-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	422,094	$58.84
Granted	383,661	57.75
Vested	(162,253)	55.66
Forfeited	(51,331)	60.04
Unvested at June 30, 2020	592,171	$58.90

	Unvested RSUs with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	315,262	$55.67
Granted	—	—
Vested	—	—
Forfeited	(177,492)	47.57
Unvested at June 30, 2020	137,770	$61.40

	Unvested RSUs with Performance- and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2019	227,402	$66.77
Granted	346,826	52.51
Vested	—	—
Forfeited	(51,088)	59.03
Unvested at June 30, 2020	523,140	$58.07

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$857	$498	$2,139	$1,236
Selling, general and administrative	4,555	3,904	13,132	9,524
	$5,412	$4,402	$15,271	$10,760

As of June 30, 2020, there was $50.4 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $48.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

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

Note 13 – Income Taxes

The Tax Cuts and Jobs Act, as enacted by the U.S. federal government in December 2017, fundamentally changed the taxation of multinational corporations in the United States. Significant provisions impacting Cubic include global intangible low-taxed income, a new tax on income of foreign corporations and base-erosion and anti-abuse tax (“BEAT”). BEAT provisions impose an alternative tax on applicable taxpayers with base-erosion payments greater than a de minimis threshold. After considering available tax planning opportunities, we made a reasonable forecast of BEAT expense for the third quarter of fiscal 2020.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act was intended to assist with the stabilization of the U.S. domestic economy during the COVID-19 crisis and includes relief provisions for the U.S. corporate income tax system, including temporary changes to the prior and future utilization of net operation losses, acceleration of depreciation for certain qualifying improvements and relaxed limitations on the deductibility of interest. At June 30, 2020, we have made reasonable estimates of the impact of the CARES Act on our condensed consolidated statements of operations and our condensed consolidated statements of cash flows.

The quarterly forecast of our annual effective tax rate is impacted by numerous factors including income fluctuations by tax jurisdiction throughout the year, the level of intercompany transactions, applicability of new tax regimes and the impact of acquisitions. For the three-month period ended June 30, 2020, we concluded it is more appropriate to use a blend of the discrete effective tax rate method for U.S. operations and the estimated annual effective tax rate method for foreign operations to determine income tax expense for the period.

The income tax expense recognized on pre-tax loss from continuing operations for the three- and nine-month periods ended June 30, 2020 resulted in effective tax rates of 37% and 13%, respectively, which differ from the effective tax rates of 5% and negative 166% for the three- and nine-month periods ended June 30, 2019, respectively. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. BEAT cash tax expense, discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations, as well as cash tax benefits resulting from the net operating loss carryback provisions of the CARES Act.

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

The following table shows the notional principal amounts of our outstanding derivative instruments as of June 30, 2020 and September 30, 2019 (in thousands):

	Notional Principal
	June 30, 2020	September 30, 2019
Instruments designated as accounting hedges:
Foreign currency forwards	$112,508	$143,164
Interest rate swaps	645,000	95,000

Instruments not receiving hedge accounting treatment:
Foreign currency forwards	$2,218	$24,220

Included in the amounts not receiving hedge accounting treatment at June 30, 2020 and September 30, 2019 were non-designated foreign currency forwards with notional principal amounts of $2.2 million and $14.0 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. These foreign currency forward contracts resulted in unrealized gains of $1.1 million and unrealized losses of $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and resulted in unrealized losses of $0.6 million and $0.3 million for the nine months ended June 30, 2020 and 2019, respectively. Unrealized gains or losses are included in other income (expense), net in our condensed consolidated statements of operations.

In conjunction with the agreements related to the construction and leasing of two new buildings on our existing corporate campus, in August 2019, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with these future lease obligations. The interest rate swaps contain forward starting notional principal amounts of $95.0 million which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized losses as a result of changes in the fair value of the interest rate swaps were $2.5 million and $4.7 million for the three and nine months ended June 30, 2020, respectively.

On April 1, 2020, in conjunction with the Credit Facility described in Note 9, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts of $550.0 million and were designated as effective cash flow hedges, and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized losses as a result of changes in the fair value of the interest rate swaps were $7.8 million for the three and nine months ended June 30, 2020.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the periods ended June 30, 2020 or September 30, 2019. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of June 30, 2020 or September 30, 2019.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the condensed consolidated balance sheets (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2020	September 30, 2019
Asset derivatives:
Foreign currency forwards	Other current assets	$1,761	$2,635
Foreign currency forwards	Other assets	624	619
Forward starting swap	Other assets	—	240
Total		$2,385	$3,494
Liability derivatives:
Foreign currency forwards	Accrued compensation and current liabilities	$4,365	$529
Foreign currency forwards	Other noncurrent liabilities	1,118	228
Forward starting swap	Other noncurrent liabilities	12,224	—
Total		$17,707	$757

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

Three Months Ended
	June 30, 2020		June 30, 2019

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(18,521)	$2,125	$661	$94

Nine Months Ended
	June 30, 2020		June 30, 2019

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(18,696)	$3,398	$(134)	$466

Foreign currency forwards designated as accounting hedges (including both fair value and cash flow hedges) had realized gains of $2.5 million and $5.4 million for the three- and nine-month periods ended June 30, 2020, respectively.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and nine-month periods ended June 30, 2020 or 2019. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next 12 months is $1.9 million, net of income taxes.

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

Business segment financial data is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales:
Cubic Transportation Systems	$215.5	$212.7	$601.8	$595.2
Cubic Mission Solutions	69.0	95.0	167.2	203.3
Cubic Global Defense Systems	65.9	75.0	231.8	226.8
Total sales	$350.4	$382.7	$1,000.8	$1,025.3

Operating income (loss):
Cubic Transportation Systems	$50.9	$17.2	$77.8	$37.0
Cubic Mission Solutions	(21.3)	1.3	(67.6)	(12.1)
Cubic Global Defense Systems	6.1	1.9	18.1	10.0
Unallocated corporate expenses	(11.0)	14.3	(40.0)	(7.3)
Total operating income (loss)	$24.7	$34.7	$(11.7)	$27.6

Depreciation and amortization:
Cubic Transportation Systems	$7.1	$6.9	$21.6	$24.1
Cubic Mission Solutions	13.3	6.0	34.3	17.2
Cubic Global Defense Systems	1.9	1.7	5.2	5.4
Corporate	1.1	0.7	2.7	2.2
Total depreciation and amortization	$23.4	$15.3	$63.8	$48.9

Unallocated corporate expenses include costs of strategic and information technology (“IT”) system resource planning as part of our One Cubic Initiatives, which totaled $0.3 million in the third quarter of fiscal 2020 compared to $2.4 million in the third quarter of fiscal 2019. Unallocated corporate costs included $3.3 million of costs incurred in the first nine months of fiscal 2020 for strategic and IT system resource planning compared to $6.3 million in the first nine months of fiscal 2019.

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors can affect the nature, amount, timing and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended June 30, 2020				Nine months ended June 30, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$134.7	$67.0	$32.2	$233.9	$342.5	$161.3	$78.3	$582.1
United Kingdom	43.3	0.6	4.7	48.6	140.8	1.3	13.6	155.7
Australia	30.2	0.7	8.1	39.0	96.7	2.4	21.4	120.5
Far East/Middle East	0.3	0.3	12.4	13.0	2.2	0.8	84.0	87.0
Other	7.0	0.4	8.5	15.9	19.6	1.4	34.5	55.5
Total sales	$215.5	$69.0	$65.9	$350.4	$601.8	$167.2	$231.8	$1,000.8

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

United States	$128.9	$94.0	$31.6	$254.5	$327.3	$200.1	$101.3	$628.7
United Kingdom	47.5	0.2	7.7	55.4	151.6	1.3	16.3	169.2
Australia	30.9	0.3	8.1	39.3	91.1	0.5	20.7	112.3
Far East/Middle East	0.7	0.1	15.2	16.0	8.5	0.7	45.8	55.0
Other	4.7	0.4	12.4	17.5	16.7	0.7	42.7	60.1
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended June 30, 2020				Nine months ended June 30, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$127.8	$64.9	$32.4	$225.1	$325.4	$155.1	$85.4	$565.9
Other	87.7	4.1	33.5	125.3	276.4	12.1	146.4	434.9
Total sales	$215.5	$69.0	$65.9	$350.4	$601.8	$167.2	$231.8	$1,000.8

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$123.1	$91.8	$37.4	$252.3	$310.7	$195.6	$107.3	$613.6
Other	89.6	3.2	37.6	130.4	284.5	7.7	119.5	411.7
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

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

	Three months ended June 30, 2020				Nine months ended June 30, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$213.1	$61.8	$57.2	$332.1	$592.4	$144.0	$207.1	$943.5
Other	2.4	7.2	8.7	18.3	9.4	23.2	24.7	57.3
Total sales	$215.5	$69.0	$65.9	$350.4	$601.8	$167.2	$231.8	$1,000.8

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Fixed Price	$210.5	$93.2	$69.5	$373.2	$586.3	$199.6	$209.4	$995.3
Other	2.2	1.8	5.5	9.5	8.9	3.7	17.4	30.0
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended June 30, 2020				Nine months ended June 30, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$124.2	$59.7	$37.1	$221.0	$317.4	$141.6	$150.2	$609.2
Service	91.3	9.3	28.8	129.4	284.4	25.6	81.6	391.6
Total sales	$215.5	$69.0	$65.9	$350.4	$601.8	$167.2	$231.8	$1,000.8

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Product	$122.8	$87.3	$45.8	$255.9	$328.7	$183.9	$148.3	$660.9
Service	89.9	7.7	29.2	126.8	266.5	19.4	78.5	364.4
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

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

	Three months ended June 30, 2020				Nine months ended June 30, 2020
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$26.5	$41.4	$2.9	$70.8	$72.3	$93.9	$4.8	$171.0
Over Time	189.0	27.6	63.0	279.6	529.5	73.3	227.0	829.8
Total sales	$215.5	$69.0	$65.9	$350.4	$601.8	$167.2	$231.8	$1,000.8

	Three months ended June 30, 2019				Nine months ended June 30, 2019
	CTS	CMS	CGD	Total	CTS	CMS	CGD	Total

Point in Time	$29.7	$76.0	$1.0	$106.7	$68.2	$169.2	$2.9	$240.3
Over Time	183.0	19.0	74.0	276.0	527.0	34.1	223.9	785.0
Total sales	$212.7	$95.0	$75.0	$382.7	$595.2	$203.3	$226.8	$1,025.3

Note 16 — Restructuring Costs

In fiscal 2019, we initiated projects to restructure and modify our supply chain strategy, functional responsibilities, methods, capabilities, processes and rationalize suppliers with the goal of reducing ongoing costs and increasing the efficiencies of our worldwide procurement organization. The majority of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs have been recognized by our corporate entity. The total costs of this restructuring project have been incurred and these efforts have been materially completed as of the third quarter of fiscal 2020.

In the first nine months of fiscal 2019 and 2020, our Corporate segment incurred additional restructuring charges, consisting primarily of employee severance costs related to headcount reductions initiated to optimize our cost positions. The total costs of each of these restructuring plans initiated thus far are not expected to be significantly greater than the charges incurred to date.

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restructuring costs:
Cubic Transportation Systems	$0.2	1.4	$0.7	$2.2
Cubic Mission Solutions	0.4	—	0.4	—
Cubic Global Defense Systems	0.7	2.6	1.3	2.7
Unallocated corporate expenses	2.1	4.5	6.4	7.4
Total restructuring costs	$3.4	$8.5	$8.8	$12.3

The following table presents a rollforward of our restructuring liability as of June 30, 2020, which is included within accrued compensation and other current liabilities within our condensed consolidated balance sheets (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and Other	Consulting Costs
Balance as of September 30, 2019	$2.0	$0.8
Accrued costs	7.0	1.8
Cash payments	(8.3)	(2.2)
Balance as of June 30, 2020	$0.7	$0.4

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

CUBIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

June 30, 2020

Overview

Cubic Corporation (“we,” “us,” the “Company” and “Cubic”) is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through superior situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (“C4ISR”), and training markets. We operate in three reportable business segments: Cubic Transportation Systems (“CTS”), Cubic Mission Solutions (“CMS”), and Cubic Global Defense Systems (“CGD”).

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

CMS provides networked C4ISR capabilities for defense, intelligence, security and commercial missions. CMS’s core competencies include protected wide-band communications for space, aircraft, unmanned aerial vehicle (“UAV”), and terrestrial applications. It provides rugged internet of things cloud solutions, interoperability gateways, and artificial intelligence/machine learning based command and control, intelligence, surveillance and reconnaissance applications for video situational understanding. Through its acquisition of PIXIA Corp. (“Pixia”), CMS offers cloud-based platforms designed to manage and share large amounts of imagery data, wide-area motion imagery and geospatial data. CMS is also building UAV systems to provide intelligence, surveillance and reconnaissance as-a-service.

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

COVID-19 Update

In March 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization.  The pandemic has negatively affected the U.S. and global economy, disrupted global supply chains and financial markets, and resulted in significant travel restrictions, mandated facility closures and shelter-in-place orders in numerous jurisdictions worldwide. Cubic’s businesses have been deemed essential in the locations in which we operate around the world. As such, our priorities are to continue providing our essential products and services to customers while focusing on protecting the health and well-being of our employees.

We have activated our crisis response team that has proactively implemented our business continuity plans and has taken a variety of measures to ensure the ongoing availability of our essential services, while taking health and safety measures, including implementing enhanced cleaning and hygiene protocols in our facilities, implementing remote work policies where possible, eliminating non-essential travel and providing education resources to employees. We have used our manufacturing facility to produce personal protective gear, such as general-purpose face coverings and face shields.

The pandemic has presented challenges and impacts on each of our businesses, including delays of customer orders, slowdown of certain projects and impacts due to travel restrictions and remote work. We have taken proactive measures regarding communications and scheduling in order to mitigate the potential impacts of the pandemic with our vendors and subcontractors. To date we have not experienced significant disruptions in our supply chain, nor have we experienced any significant disruptions at our manufacturing facilities. However, if our supply chain and subcontractors are more significantly impacted in the future and we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.

The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, approximately 2% of our annual revenue is directly tied to the level of transit ridership. While transit ridership levels have improved from the lows of the pandemic, they remain significantly below normal levels with uncertainty surrounding the pace and timing of recovery. As a result, many of our transit agency customers continue to experience a significant decline in their revenues. While we continue to believe that CTS’s backlog is largely insulated from the impacts of COVID-19 due to the critical service of fare collection, there could be potential delays in the award of new business. Our CMS businesses have experienced some delays in timing of orders and shipments which negatively impacted sales and profits in the second and third quarter of fiscal 2020, and we believe the delays are related to the COVID-19 pandemic. However, our CMS businesses continue to actively write proposals as the U.S. National Defense Strategy continues to drive demand in our markets. Our CGD businesses have experienced some slowdowns in onsite defense training work and certain customer orders have been delayed, but generally customer budgets are in place and orders are anticipated later in fiscal 2020.

We believe that the fundamentals of our Company remain strong in the midst of the global pandemic. We expect to have sufficient liquidity on hand to continue business operations during this volatile period and we have taken a number of steps to strengthen liquidity and manage cash flow. These steps include long-term debt restructuring and an increase in limits on our revolving credit facility as further described in the “Liquidity and Capital Resources” section below. We have also been negotiating more favorable payment terms with certain customers, suppliers and subcontractors and utilized governmental stimulus benefits (including those relating to tax). In addition, we have modified compensation to members of our Board of Directors, executives and other employees and have planned reductions in capital expenditures and other discretionary expenditures, which increased our operating income by over $8.0 million in our third quarter of fiscal 2020, offsetting some of the negative impacts from COVID-19.

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

Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (“GAAP”), this Quarterly Report on Form 10-Q also contains non-GAAP measures as defined under Regulation G. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted Net Income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, loss on extinguishment of debt, acquisition-related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense (income), acquisition-related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our enterprise resource planning system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, and expenses recognized related to the change in the fair value of contingent consideration for acquisitions.

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

Consolidated Financial Results

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
(in millions, except per share data)
Sales	$350.4	$382.7	(8)%	$1,000.8	$1,025.3	(2)%
Operating income (loss)	24.7	34.7	(29)%	(11.7)	27.6	nm
Net income (loss) from continuing operations attributable to Cubic	(1.4)	24.1	nm	(60.7)	9.5	nm
Diluted earnings (loss) per share from continuing operations attributable to Cubic	(0.04)	0.77	nm	(1.94)	0.31	nm
Adjusted EBITDA	38.2	30.6	25%	54.1	70.0	(23)%
Adjusted Net Income	23.0	20.7	11%	15.4	37.4	(59)%
Adjusted EPS	0.74	0.66	12%	0.49	1.23	(60)%
nm - not meaningful

Sales:

Third Quarter of 2020 vs. Third Quarter of 2019: Sales for the third quarter of fiscal 2020 decreased 8% to $350.4 million from $382.7 million in the third quarter last year. Sales from CTS increased by 1%, while sales from CMS and CGD decreased by 27% and 12%, respectively. Sales in the third quarter of fiscal 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership and delayed orders as discussed further below in the analysis of segment sales. In addition, average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had unfavorable impacts on sales of $3.4 million for the third quarter of fiscal 2020 compared to the third quarter of our fiscal year ended September 30, 2019 (“fiscal 2019”). Sales generated by businesses we acquired during fiscal 2020 and fiscal 2019 totaled $31.0 million for the third quarter of fiscal 2020, compared to $27.1 million in the same period last year.

First Nine Months of 2020 vs. First Nine Months of 2019: Sales for the first nine months of fiscal 2020 decreased 2% to $1,000.8 million compared to $1,025.3 million in the same period last year. For the first nine months of fiscal 2020, sales from CGD and CTS increased by 2% and 1%, respectively, while CMS sales decreased by 18%, as compared to the same period last year primarily due to delayed orders of expeditionary satellite communications products as compared to the timing of orders in fiscal 2019. Sales for the first nine months of fiscal 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership and delayed orders as discussed above. in addition, average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net unfavorable impact on sales of $10.2 million for the first nine months of fiscal 2020 compared to the same period last year. Sales generated by businesses we acquired during fiscal 2020 and fiscal 2019 totaled $73.7 million for the first nine months of fiscal 2020, compared to $56.3 million for the same period last year.

See the segment discussions below for further analysis of segment sales.

Gross Margin:

Third Quarter of 2020 vs. Third Quarter of 2019: Our gross margin percentage on product sales increased to 31% in the third quarter of fiscal 2020, as compared to 26% in the same period last year. The increase was primarily due to a contract amendment signed in the third quarter of fiscal 2020 in our CTS segment and cost saving initiatives, partially offset by lower sales of high margin expeditionary satellite communications products from CMS. Our gross margin percentage on service sales of 38% for the third quarter of fiscal 2020 was relatively flat compared to 39% in the third quarter of last year.

First Nine Months of 2020 vs. First Nine Months of 2019: Our gross margin percentage on products sales decreased to 23% for the first nine months of fiscal 2020, as compared to 26% in the same period last year. The decrease was primarily due to lower sales of high margin expeditionary satellite communications products and other secure communications and secure networks products at CMS, partially offset by the impact of the contract amendment and cost saving initiatives noted above. Our gross margin percentage on service sales increased to 36% for the first nine months of fiscal 2020 compared to 33% for the same period last year. The increase was primarily driven by the impact of productivity initiatives in CTS as well as services sales mix.

Selling, General and Administrative:

Third Quarter of 2020 vs. Third Quarter of 2019: Selling, General and Administrative (“SG&A”) expenses decreased in the third quarter of fiscal 2020 to $62.3 million compared to $82.2 million in the same period last year. As a percentage of sales, SG&A expense were 18% in the third quarter of fiscal 2020, compared to 21% in the same period last year. The decrease in SG&A expense was driven by cost reduction initiatives implemented in the third quarter of fiscal 2020 and lower acquisition-related expenses of $2.7 million as compared to the same period last year.

First Nine Months of 2020 vs. First Nine Months of 2019: SG&A expenses decreased to $206.5 million for the first nine months of fiscal 2020, compared to $211.3 million for the same period last year. As a percentage of sales, SG&A expenses were 21% for both the first nine months of fiscal 2020 and fiscal 2019. The decrease in SG&A expense was driven by cost reduction initiatives implemented in the third quarter of fiscal 2020 as well as a reduction in acquisition-related expenses of $5.3 million through the first nine months of fiscal 2020 as compared to the same period last year.

Restructuring: Restructuring expenses decreased to $3.4 million in the third quarter of fiscal 2020 compared to $8.5 million in the same period last year, and for the first nine months of fiscal 2020, restructuring expenses decreased to $8.8 million compared to $12.3 million for the same period last year. The expenses primarily related to severance costs associated with headcount reductions as well as costs to restructure and modify our supply chain strategy, functional responsibilities, methods, capabilities, processes and rationalize suppliers with the goal of reducing ongoing costs and increasing the efficiencies of our worldwide procurement organization.

Research and Development:

Internally funded company-sponsored research and development (“R&D”) expenses, as reflected in our Condensed Consolidated Statements of Operations (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$2,734	$1,737	$5,850	$8,788
Cubic Mission Solutions	8,985	7,319	21,834	19,240
Cubic Global Defense Systems	535	2,555	4,352	9,349
Unallocated corporate expenses	—	859	—	859
Total company-sponsored research and development expense	$12,254	$12,470	$32,036	$38,236

Company-sponsored R&D expense was relatively flat in the third quarter of fiscal 2020 compared to the same period last year and decreased $6.2 million for the nine-month period ended June 30, 2020 as compared to the same period last year due to the timing of certain planned R&D projects including CTS and CGD digital initiatives.

In addition to internally funded Company-sponsored R&D, a significant portion of our new product development occurs during the performance of contractual work for our customers. These costs are included in cost of sales in our Condensed Consolidated Statements of Operations (included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as they are directly related to contract performance. The estimated cost of contract R&D activities included in our cost of sales is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$15,032	$14,650	$45,331	$40,801
Cubic Mission Solutions	10,333	8,212	29,478	20,331
Cubic Global Defense Systems	9,016	8,847	25,729	26,069
Total cost of contract research and development activities	$34,381	$31,709	$100,538	$87,201

Amortization of Purchased Intangibles: Amortization of purchased intangibles for the third quarter of fiscal 2020 increased to $16.4 million from $9.7 million in the third quarter last year and increased to $42.9 million in the first nine months of fiscal 2020 as compared to $32.7 million in the same period last year. The increase in amortization expense was driven by the completion of our acquisitions of Delerrok Inc. (“Delerrok”) and Pixia in January 2020, partially offset by lower amortization of purchased intangible assets that are amortized based upon accelerated methods.

Operating Income (Loss):

Third Quarter of 2020 vs. Third Quarter of 2019: Our operating income decreased to $24.7 million in the third quarter of fiscal 2020 compared to $34.7 million in the same period last year. CTS operating income increased to $50.9 million for the third quarter of fiscal 2020 compared to $17.2 million last year and CGD operating income increased to $6.1 million in the third quarter compared to $1.9 million in the same period last year. The CMS operating loss for the third quarter of fiscal 2020 was $21.3 million compared to operating income of $1.2 million in the same period last year. Operating income in the third quarter of fiscal 2020 was negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership and delayed orders. Our operating results were significantly impacted by accounting for businesses acquired in fiscal 2020 and fiscal 2019. On a consolidated basis, the businesses that we acquired during fiscal 2020 and fiscal 2019 had operating losses totaling $8.8 million in the third quarter of fiscal 2020, as compared to $3.5 million in the third quarter last year. The operating losses include total acquisition-related expenses, including amortization of intangible assets, of $14.1 million in the third quarter of fiscal 2020, as compared to $7.3 million in the same period last year.

Unallocated corporate and other costs for the third quarter of fiscal 2020 were $11.0 million compared to income of $14.3 million in the third quarter of fiscal 2019. The third quarter of fiscal 2019 included a gain on the sale of land and real estate of $32.6 million. Excluding this gain, unallocated corporate and other costs decreased by $7.5 million in the third quarter of fiscal 2020 as compared to fiscal 2019. The decrease was primarily driven by lower corporate restructuring costs, reduced strategic and IT system resource planning expenses, and cost reduction initiatives implemented in the third quarter of fiscal 2020.

The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net unfavorable impact in the third quarter of fiscal 2020 of $0.6 million as compared to the third quarter of last year.

First Nine Months of 2020 vs. First Nine Months of 2019: Our consolidated operating loss for the first nine months of fiscal 2020 was $11.7 million compared to operating income of $27.6 million for the first nine months of last year. The CMS operating loss for the first nine months of fiscal 2020 increased to $67.6 million compared to $12.1 million last year, while CGD operating income increased 81% to $18.1 million and CTS operating income increased 110% to $77.8 million for the first nine months of fiscal 2020 compared to the same period last year. Our operating results for the first nine months of fiscal 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership and delayed orders. Our operating results were impacted by accounting for businesses acquired in fiscal 2020 and fiscal 2019. On a consolidated basis, the businesses that we acquired during fiscal 2020 and fiscal 2019 had operating losses totaling $28.7 million in the first nine months of fiscal 2020, compared to $15.7 million in the same period last year. The operating losses include acquisition-related expenses, including amortization of intangible assets, of $37.7 million in the first nine months of fiscal 2020, as compared to $25.5 million in the same period last year. Additionally, CTS incurred SG&A expenses for other acquisition-related expenses of $3.9 million for the first nine months of fiscal 2020.

Unallocated corporate and other costs for the first nine months of fiscal 2020 were $40.0 million compared to $7.3 million in the same period last year. The first nine months of fiscal 2019 included a gain on the sale of real estate of $32.6 million. Excluding this gain, unallocated corporate and other costs were relatively flat in the first nine months of fiscal 2020 as compared to the same period last year.

The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net unfavorable impact on our operating results of $1.3 million in the first nine months of fiscal 2020 compared to the same period last year.

See the segment discussions below for further analysis of segment operating income and loss.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $2.0 million in the third quarter of fiscal 2020 compared to $1.7 million in the same period last year, and $5.9 million in the first nine months of fiscal 2020 compared to $4.3 million in the same period last year. The increase was primarily due to the interest income recorded on higher balances of long-term contracts financing receivables in our Condensed Consolidated Balance Sheets (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Interest expense for the third quarter of fiscal 2020 was $7.4 million compared to $6.1 million in the third quarter of last year and was $20.9 million for the first nine months of fiscal 2020 compared to $14.7 million for the same period last year. The increase in interest expense was due to higher average debt balances in fiscal 2020 primarily as a result of the completion of our acquisitions of Pixia and Delerrok in January 2020, as well an increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (“VIE”). The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of such VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Loss on Extinguishment of Debt: Loss on extinguishment of debt was $16.1 million during the first nine months of fiscal 2020 and related to our repayment and extinguishment of our senior unsecured notes in March 2020. See the “Liquidity and Capital Resources” section below for further discussion.

Other Income (Expense): Other income (expense) netted to expense of $6.8 million in the third quarter of fiscal 2020 compared to expense of $8.7 million in the third quarter of fiscal 2019 and netted to expense of $26.6 million in the first nine months of fiscal 2020 compared to expense of $17.1 million in the same period last year. Changes in our non-operating expenses are primarily driven by changes in the fair value of an interest rate swap held by our consolidated VIE. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Income Tax Provision: The income tax expense recognized on pre-tax loss from continuing operations for the three and nine months ended June 30, 2020 resulted in an effective tax rate of 37% and 13%, respectively, which differs from the effective tax rates of 5% and negative 166% for the three and nine months ended June 30, 2019, respectively. The variability in effective tax rates primarily relates to the difference in jurisdictional mix of earnings, increased U.S. base-erosion and anti-abuse cash tax, discrete benefits related to the release of a portion of the existing U.S. deferred tax valuation allowance due to deferred tax liabilities acquired in business combinations, as well as cash tax benefits resulting from the net operating loss carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. federal government in March 2020.

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

Net Loss from Continuing Operations attributable to Cubic: Our net loss from continuing operations attributable to Cubic in the third quarter of fiscal 2020 was $1.4 million compared to net income from continuing operations attributable to Cubic of $24.1 million in the third quarter of fiscal 2019. The increase in net loss from continuing operations attributable to Cubic was primarily due to the lower operating income as described above. For the first nine months of fiscal 2020, our net loss from continuing operations attributable to Cubic was $60.7 million compared to net income from continuing operations attributable to Cubic of $9.5 million last year. The increase in net loss from continuing operations attributable to Cubic was primarily due to the increases in our operating loss, other non-operating expenses, and interest expense as described above, as well as the $16.1 million loss on extinguishment of debt.

Adjusted EBITDA: Adjusted EBITDA increased to $38.2 million in the third quarter of fiscal 2020 compared to $30.6 million in the third quarter of fiscal 2019. The increase in Adjusted EBITDA was due to the same factors described above in operating income (loss), but excludes amortization expense, gain on sale of fixed assets, restructuring costs and acquisition-related expenses.

For the first nine months of fiscal 2020, Adjusted EBITDA decreased to $54.1 million compared to $70.0 million last year. The decrease in Adjusted EBITDA was primarily due to the same factors that drove the increase in operating loss described above, but excludes amortization expense, gain on sale of fixed assets, restructuring costs and acquisition-related expenses.

Adjusted Net Income (Loss): Our Adjusted Net Income increased to $23.0 million in the third quarter of fiscal 2020 compared to $20.7 million in the same period last year. The increase in Adjusted Net Income was primarily due to the same factors described above in net loss from continuing operations attributable to Cubic, but excludes amortization expense, restructuring costs, loss on extinguishment of debt, acquisition-related expenses and non-operating gains and losses.

For the first nine months of fiscal 2020, Adjusted Net Income decreased to $15.4 million compared to $37.4 million for the first nine months last year. The decrease in Adjusted Net Income was primarily due to the same factors that drove the increase in net loss from continuing operations attributable to Cubic described above, but excludes amortization expense, restructuring costs, loss on extinguishment of debt, acquisition-related expenses and non-operating gains and losses.

Adjusted EPS: Adjusted EPS increased to $0.74 in the third quarter of fiscal 2020 compared to $0.66 in the third quarter last year. For the first nine months of fiscal 2020, Adjusted EPS decreased to $0.49 compared to $1.23 last year. The changes in Adjusted EPS was due to the same factors that impacted Adjusted Net Income noted above.

CTS Segment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$215.5	$212.7	1%	$601.8	$595.2	1%
Operating income	50.9	17.2	196%	77.8	37.0	110%
Adjusted EBITDA	41.9	24.5	71%	88.3	64.3	37%

Sales:

Third Quarter of 2020 vs. Third Quarter of 2019: CTS sales for the third quarter of fiscal 2020 increased 1% to $215.5 million from $212.7 million in the third quarter last year. Sales increased in the U.S. and decreased in the U.K and Australia as compared to the same periods last year. Sales were higher in the U.S. due to increased work on our system development contract in Boston, which was partially offset by lower revenue on the system development contract in New York. The decrease in sales in the U.K. and Australia were primarily caused by a reduction in work on fare system hardware in the U.K. and the strengthening of the U.S. dollar against the British Pound and Australian Dollar. Sales in the third quarter of fiscal 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership. In addition, average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $2.6 million for the third quarter of fiscal 2020, compared to the third quarter last year.

First Nine Months of 2020 vs. First Nine Months of 2019: CTS sales for the first nine months of fiscal 2020 increased 1% to $601.8 million from $595.2 million in the same period last year. Sales increased in the U.S. and decreased in the U.K compared to the same periods last year while sales in Australia were relatively flat. Sales were higher in the U.S. primarily due to increased work on system development contracts in Boston and Chicago, which were partially offset by lower revenue on the system development contract in New York. The decrease in sales in the U.K. was primarily caused by a reduction in work on fare system hardware and the strengthening of the U.S. dollar against the British Pound. Sales for the first nine months of fiscal 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership. In addition, average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in sales of $8.4 million for the first nine months of fiscal 2020 compared to the same period last year, primarily due to the strengthening of the U.S. dollar against the British Pound and Australian dollar.

Operating Income:

Third Quarter of 2020 vs. Third Quarter of 2019: CTS operating income for the third quarter of fiscal 2020 increased 196% to $50.9 million compared to $17.2 million in the third quarter last year. Operating income was higher in the U.S. due to a contract amendment signed in the third quarter of fiscal 2020 with our Boston customer and cost saving initiatives, which were partially offset by lower work on our New York contract. Additionally, CTS’s consolidated VIE recognized higher operating income due to the contract amendment with our Boston customer. Operating income in the U.K. and Australia was slightly higher as compared to the same period last year due primarily to the impact of cost saving initiatives. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.5 million for the third quarter of fiscal 2020 compared to the same period last year.

First Nine Months of 2020 vs. First Nine Months of 2019: CTS operating income for the first nine months of fiscal 2020 increased 110% to $77.8 million compared to $37.0 million in the first nine months of last year. Operating income was higher in the U.S. due to the contract amendment signed in the third quarter of fiscal 2020 with our Boston customer increased system development work on our contracts in Boston and Chicago, cost saving initiatives, which were partially offset by lower revenue on our New York contract. Additionally, CTS’s consolidated VIE recognized higher operating income due to the contract amendment with our Boston customer. Operating income in the U.K. was higher as compared to the same period last year due to productivity measures achieved on service contracts. Operating income in the APAC region slightly decreased in the first nine months of fiscal 2020 due to lower profitability on Australian service contracts. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $1.0 million for the first nine months of fiscal 2020 compared to the same period last year.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CTS results amounted to $4.8 million in the third quarter of fiscal 2020 compared to $4.7 million in the third quarter of fiscal 2019, and $14.1 million in the first nine months of fiscal 2020 compared to $17.5 million in the first nine months of last year. The decrease in amortization expense for the first nine months of fiscal 2020 is related to purchased intangible assets that are amortized based upon accelerated methods, partially offset by increased amortization as a result of the amortization of intangible assets acquired in our purchase of Delerrok in January 2020.

Adjusted EBITDA: CTS Adjusted EBITDA increased 71% to $41.9 million in the third quarter of fiscal 2020 compared to $24.5 million in the third quarter of fiscal 2019, and increased 37% to $88.3 million in the first nine months of fiscal 2020 compared to $64.3 million in the same period last year. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above, excluding amortization of purchased intangibles and acquisition-related expenses. In addition, CTS is required to reflect 100% of the sales and operating income of its consolidated VIE in its operating results. However, because CTS only owns 10% of the consolidated VIE, CTS reflects only 10% of the Adjusted EBITDA of the VIE in CTS Adjusted EBITDA.

CMS Segment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$69.0	$95.0	(27)%	$167.2	$203.3	(18)%
Operating income (loss)	(21.3)	1.3	nm	(67.6)	(12.1)	nm
Adjusted EBITDA	(5.0)	9.3	nm	(30.8)	9.9	nm
nm - not meaningful

Sales:

Third Quarter of 2020 vs. Third Quarter of 2019: CMS sales for the third quarter of fiscal 2020 decreased 27% to $69.0 million from $95.0 million in the third quarter last year. The decrease in sales resulted from decreased product deliveries on delayed orders of expeditionary satellite communications products. Businesses acquired by CMS in fiscal 2020 and fiscal 2019 had sales of $8.0 million for the third quarter of fiscal 2020 compared to $3.6 million in the same period last year.

First Nine Months of 2020 vs. First Nine Months of 2019: CMS sales for the first nine months of fiscal 2020 decreased 18% to $167.2 million from $203.3 million in the same period last year. The decrease in sales resulted from decreased deliveries on delayed orders of expeditionary satellite communications products. Businesses acquired by CMS in fiscal 2020 and fiscal 2019 had sales of $15.1 million for the first nine months of fiscal 2020 compared to $4.3 million for the same period last year.

Operating Income (Loss):

Third Quarter of 2020 vs. Third Quarter of 2019: The CMS operating loss for the third quarter of fiscal 2020 was $21.3 million compared to operating income of $1.3 million in the same period last year. The lower operating income was driven by lower deliveries of expeditionary satellite communications products, incremental investments in technologies being developed for certain secure communications contracts, higher R&D expense from increased investments in innovation and operating losses incurred by newly acquired businesses. Operating losses incurred by businesses acquired by CMS during fiscal 2020 and fiscal 2019 totaled $8.8 million for the third quarter of fiscal 2020, compared to $3.2 million in the third quarter last year. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, totaling $9.6 million for the third quarter of fiscal 2020, compared to $1.7 million for the same quarter last year.

First Nine Months of 2020 vs. First Nine Months of 2019: The CMS operating loss was $67.6 million in the first nine months of fiscal 2020 compared to $12.1 million in the same period last year. The increase in operating loss was driven by lower deliveries of expeditionary satellite communications products, incremental investments in technologies being developed for certain secure communications contracts, higher R&D expense from increased investments in innovation and operating losses incurred by newly acquired businesses. Operating losses incurred by businesses acquired by CMS during fiscal 2020 and fiscal 2019 totaled $23.7 million for the first nine months of fiscal 2020, compared to $4.9 million of operating losses in the same period last year. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, totaling $22.3 million for the first nine months of fiscal 2020, compared to $3.6 million in the same period last year.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CMS results amounted to $11.5 million in the third quarter of fiscal 2020 compared to $4.9 million in the third quarter of fiscal 2019, and $28.8 million in the first nine months of fiscal 2020 compared to $14.6 million last year. The increase in amortization was due to the amortization of purchased intangibles related to our acquisition of Pixia in January 2020.

Adjusted EBITDA: CMS Adjusted EBITDA was a loss of $5.0 million in the third quarter of fiscal 2020 compared to income of $9.3 million in the third quarter of fiscal 2019, and was a loss of $30.8 million in the first nine months of fiscal 2020 compared to income of $9.9 million in the same period last year. The change in Adjusted EBITDA was primarily driven by the same factors that drove the change in operating income (loss) described above, excluding amortization of purchased intangibles and acquisition-related expenses.

CGD Segment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
(in millions)
Sales	$65.9	$75.0	(12)%	$231.8	$226.8	2%
Operating income	6.1	1.9	221%	18.1	10.0	81%
Adjusted EBITDA	8.6	7.4	16%	23.9	19.6	22%

Sales:

Third Quarter of 2020 vs. Third Quarter of 2019: CGD sales for the third quarter of fiscal 2020 decreased 12% to $65.9 million from $75.0 million in the third quarter last year. The decrease in sales was due to decreased work on ground combat training system contracts based on timing of orders, partially offset by an increase in air combat training systems work during the quarter.

First Nine Months of 2020 vs. First Nine Months of 2019: CGD sales for the first nine months of fiscal 2020 increased 2% to $231.8 million from $226.8 million in the same period last year. The increase in sales was primarily due to increased work on air combat training systems, partially offset by decreased work on digital and ground combat training system development.

Operating Income:

Third Quarter of 2020 vs. Third Quarter of 2019: CGD operating income for the third quarter of fiscal 2020 increased 221% to $6.1 million from $1.9 million in the same period last year. Operating income increased primarily due to lower SG&A costs incurred as a result of cost saving initiatives implemented in fiscal 2019 and fiscal 2020, lower restructuring costs incurred, lower acquisition-related expenses and reduced R&D expenditures in the third quarter of fiscal 2020. The increase in operating income was partially offset by lower income from digital and ground combat training system development contracts.

First Nine Months of 2020 vs. First Nine Months of 2019: CGD operating income for the first nine months of fiscal 2020 increased 81% to $18.1 million from $10.0 million in the same period last year. Operating income increased primarily due to higher system development work on air combat training systems, a reduction of R&D activities, lower acquisition-related expenses and lower SG&A costs as a result of productivity and cost saving initiatives. The increase in operating income was partially offset by lower income from digital and ground combat training system development contracts.

Amortization of Purchased Intangibles: CGD had no significant amortization expense in the third quarter and first nine months of fiscal 2020 compared to $0.1 million in the third quarter of last year and $0.6 million in the first nine months of last year.

Adjusted EBITDA: CGD Adjusted EBITDA increased 16% to $8.6 million in the third quarter of fiscal 2020 compared to $7.4 million in the same period last year and increased 22% to $23.9 million in the first nine months of fiscal 2020 compared to $19.6 million in the first nine months of last year. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above other than the reductions in restructuring charges, amortization expenses and acquisition-related expenses as these items are not included in Adjusted EBITDA.

Backlog

	June 30,	September 30,
	2020	2019

	(in millions)
Total backlog
Cubic Transportation Systems	$3,194.8	$2,953.3
Cubic Mission Solutions	181.0	103.7
Cubic Global Defense Systems	356.6	344.0
Total	$3,732.4	$3,401.0

Total backlog increased by $331.4 million from September 30, 2019 to June 30, 2020 primarily due to an award for an upgrade and extension to the transportation fare collection system for our Chicago customer and a contract amendment with our Boston customer. Changes in exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar as of June 30, 2020 increased backlog by a net $16.5 million as compared to September 30, 2019.

Reconciliation of Non-GAAP Financial Information

We reconcile Adjusted EBITDA and Adjusted Net Income to GAAP net income, which we consider to be the most directly comparable GAAP financial measure. We reconcile Adjusted EPS to GAAP EPS, which we consider to be the most directly comparable GAAP financial measure. The following tables reconcile these non-GAAP measures to their most directly comparable GAAP financial measure:

Adjusted Net Income and Adjusted EPS Reconciliation

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

(in millions, except per share data)
GAAP EPS	$(0.04)	$0.77	$(1.94)	$0.31
GAAP Net income (loss) from continuing operations attributable to Cubic	$(1.4)	$24.1	$(60.7)	$9.5
Noncontrolling interest in net income (loss) of VIE	9.4	(3.6)	0.2	(9.0)
Amortization of purchased intangibles	16.4	9.7	42.9	32.7
Gain on sale of fixed assets	(0.1)	(32.6)	(0.2)	(32.6)
Restructuring costs	3.4	8.6	8.8	12.3
Loss on extinguishment of debt	—	—	16.1	—
Acquisition-related expenses, excluding amortization	2.0	4.7	7.9	13.3
Strategic and IT system resource planning expenses	0.4	2.4	3.3	6.3
Other non-operating expense (income), net	6.8	8.8	26.6	17.1
Noncontrolling interest in Adjusted Net Income of VIE	(15.6)	(2.7)	(17.8)	(6.2)
Tax impact related to acquisitions[1]	0.6	0.1	(12.9)	(7.4)
Impact of U.S. Tax Reform	0.1	—	0.7	—
Tax impact related to non-GAAP adjustments[2]	1.1	1.3	0.5	1.4
Adjusted Net Income	$23.0	$20.7	$15.4	$37.4
Adjusted EPS	$0.74	$0.66	$0.49	$1.23

Weighted Average Diluted Shares Outstanding (in thousands)	31,299	31,249	31,289	30,332

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

	Three Months Ended		Nine Months Ended
(in millions)	June 30,		June 30,
Cubic Transportation Systems	2020	2019	2020	2019
Sales	$215.5	$212.7	$601.8	$595.2
Operating income	$50.9	$17.2	$77.8	$37.0
Depreciation and amortization	7.1	6.9	21.6	24.1
Noncontrolling interest in income of VIE	(15.6)	(2.5)	(17.8)	(5.8)
Acquisition-related expenses (gains), excluding amortization	(0.7)	1.4	6.0	6.8
Restructuring costs	0.2	1.5	0.7	2.2
Adjusted EBITDA	$41.9	$24.5	$88.3	$64.3
Adjusted EBITDA margin	19.4%	11.5%	14.7%	10.8%

	Three Months Ended		Nine Months Ended
(in millions)	June 30,		June 30,
Cubic Mission Solutions	2020	2019	2020	2019
Sales	$69.0	$95.0	$167.2	$203.3
Operating income (loss)	$(21.3)	$1.3	$(67.6)	$(12.1)
Depreciation and amortization	13.3	6.0	34.3	17.2
Acquisition-related expenses, excluding amortization	2.6	2.0	2.1	4.8
Restructuring costs	0.4	-	0.4	-
Adjusted EBITDA	$(5.0)	$9.3	$(30.8)	$9.9
Adjusted EBITDA margin	(7.2%)	9.8%	(18.4%)	4.9%

	Three Months Ended		Nine Months Ended
(in millions)	June 30,		June 30,
Cubic Global Defense Systems	2020	2019	2020	2019
Sales	$65.9	$75.0	$231.8	$226.8
Operating income	$6.1	$1.9	$18.1	$10.0
Depreciation and amortization	1.9	1.7	5.2	5.4
Acquisition-related expenses (gains), excluding amortization	-	0.9	(0.5)	1.2
(Gain) loss on sale of fixed assets	(0.1)	0.3	(0.2)	0.3
Restructuring costs	0.7	2.6	1.3	2.7
Adjusted EBITDA	$8.6	$7.4	$23.9	$19.6
Adjusted EBITDA margin	13.1%	9.9%	10.3%	8.6%

	Three Months Ended		Nine Months Ended
(in millions)	June 30,		June 30,
Cubic Consolidated	2020	2019	2020	2019
Sales	$350.4	$382.7	$1,000.8	$1,025.3
Net income (loss) from continuing operations attributable to Cubic	$(1.4)	$24.1	$(60.7)	$9.5
Noncontrolling interest in net income (loss) of VIE	9.4	(3.6)	0.2	(9.0)
Income tax provision (benefit)	4.6	1.0	(8.9)	(0.3)
Interest expense, net	5.4	4.5	15.0	10.4
Loss on extinguishment of debt	-	-	16.1	-
Other non-operating expense (income), net	6.8	8.8	26.6	17.1
Operating income (loss)	$24.7	$34.7	$(11.7)	$27.6
Depreciation and amortization	23.4	15.3	63.8	48.9
Noncontrolling interest in EBITDA of VIE	(15.6)	(2.5)	(17.8)	(5.8)
Acquisition-related expenses, excluding amortization	2.0	4.7	7.9	13.3
Strategic and IT system resource planning expenses	0.4	2.4	3.3	6.3
Gain on sale of fixed assets	(0.1)	(32.6)	(0.2)	(32.6)
Restructuring costs	3.4	8.6	8.8	12.3
Adjusted EBITDA	$38.2	$30.6	$54.1	$70.0
Adjusted EBITDA margin	10.9%	8.0%	5.4%	6.8%

Liquidity and Capital Resources

Operating activities used cash of $100.6 million for the first nine months of fiscal 2020 primarily due to inventory builds for upcoming scheduled deliveries, as well as payments to vendors and contractors for goods and services received related to our significant work on customer contracts in the fourth quarter of fiscal 2019. Our use of cash from operating activities includes cash outflows of $106.7 million from our consolidated VIE. As further described below, our consolidated operating cash flows exclude $63.0 million of cash received by Cubic from our consolidated VIE in the first nine months of fiscal 2020.

Investing activities used cash of $265.1 million for the first nine months of fiscal 2020 and included $197.8 million of cash paid related to the acquisition of Pixia in our CMS segment, and $37.0 million of cash paid related to the acquisition of Delerrok in our CTS segment. In addition, investing activities during the period included capital expenditures of $35.8 million as well as $5.5 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities.

Financing activities provided cash of $402.3 million for the first nine months of fiscal 2020 and included net short-term borrowings of $81.5 million, net proceeds from long-term borrowings of $247.1 million, a $15.9 million make-whole payment related to the early extinguishment of our senior unsecured notes in March 2020 and $2.5 million of payments for deferred financing fees related to our amended credit facility, as further described below. We used the net proceeds from the short-term and long-term borrowings to finance the acquisitions of Pixia and Delerrok in January 2020 and for general corporate purposes. Net long-term borrowings undertaken by our consolidated VIE amounted to $105.6 million for the first nine months of fiscal 2020. See discussion of our consolidated VIE in the section below.

Consolidated Variable Interest Entity

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned entity, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston (the “Original MBTA Contract”). In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”) to reset the project and modify certain aspects of the Original MBTA Contract. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”.

We have consolidated Boston OpCo into our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Also, because we consolidate Boston OpCo into Cubic’s financial statements, any payments from Boston OpCo to Cubic are excluded from our cash flows provided by operating activities in our Condensed Consolidated Statements of Cash Flows, and the cash received by Boston OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities in our Condensed Consolidated Statements of Cash Flows. Boston OpCo’s draws on its non-recourse debt amounted to $105.6 million in the first nine months of fiscal 2020. Payments we received from Boston OpCo that were not included in cash provided by operating activities totaled $63.0 million in the first nine months of fiscal 2020 and have totaled a cumulative $132.0 million since the inception of our contract with Boston OpCo in March 2018.

Upon creation of the P3 Venture, Boston OpCo entered into a credit agreement with a group of financial institutions (the “Boston OpCo Credit Agreement”) which included a long-term credit facility of up to $212.4 million and a revolving credit facility. The long-term credit facility bore interest at variable rates of London Interbank Offer Rate (“LIBOR”) plus 1.3%. In connection with the execution of the Amended MBTA Contract, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility to replace the facilities in the Boston OpCo Credit Agreement. At closing of the Boston OpCo Amended Credit Agreement, Boston OpCo retired and paid off the outstanding principal balances of $92.6 million and accrued interest of $7.4 million due under the Boston OpCo Credit Agreement.

Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million and such draws may only be made during the design and build phase of the Amended MBTA Contract. The long-term debt facilities, including all interest and fees incurred, is required to be repaid on a fixed monthly schedule starting once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0% over the design and build phase and LIBOR plus a margin of 2.0% to 2.5% over the operate and maintain phases. Boston OpCo incurred debt issuance and modification costs of $8.6 million in connection with the Boston OpCo Amended Credit Agreement which are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. At June 30, 2020, the outstanding balance on the long-term debt facilities was $172.8 million, which is presented net of unamortized deferred financing costs of $17.3 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase of the Amended MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount. Upon closing of the Boston OpCo Amended Credit Agreement, John Laing made a loan to Boston HoldCo of $1.9 million in the form of a bridge loan that is intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made a corresponding equity contribution to Boston OpCo in the same amounts which is included within equity of noncontrolling interest in VIE in our consolidated financial statements.

The Boston OpCo Amended Credit Agreement contains covenants that require Boston OpCo and Cubic to maintain progress on the delivery of the Amended MBTA Contract within a specified timeline and budget and provide regular reporting on such progress. The Boston OpCo Amended Credit Agreement also contains events of default, including the delivery of a customized fare collection system to the MBTA by a pre-determined date as well as other customary events of default. Failure to meet such delivery date will result in Boston OpCo, and Cubic via our subcontract with Boston OpCo, incurring penalties due to the lenders thereunder.

In connection with the Boston OpCo Credit Agreement, Boston OpCo entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated these interest rate swaps and paid termination costs of $34.4 million to the counterparties. The termination payments are included in cash flows used in operating activities in our Condensed Consolidated Statements of Cash Flows. In connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate variable interest rate associated with its long-term debt. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. At June 30, 2020, the outstanding notional principal amounts on Boston OpCo’s open interest rate swaps were $172.8 million.

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

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At June 30, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.18%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and have a fixed interest rate of LIBOR plus a margin of approximately 74 basis points. At June 30, 2020, the outstanding notional principal amounts on open interest rate swaps were $550.0 million.

Debt issuance and modification costs of $2.5 million were incurred in connection with the Credit Facility and are recorded as a reduction to the related liability on our condensed consolidated balance sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At June 30, 2020, our total debt issuance costs had an unamortized balance of $4.9 million. The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of June 30, 2020, there were $447.2 million of borrowings under the Term Loan and $277.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.0 million at June 30, 2020, which reduced our available line of credit to $479.0 million. The $94.0 million of letters of credit includes both financial letters of credit and performance guarantees.

As of June 30, 2020, we had letters of credit and bank guarantees outstanding totaling $101.4 million, which includes the $94.0 million of letters of credit issued under the Revolving Line of Credit and $7.4 million of letters of credit issued under other facilities. The $101.4 million of letters of credit and bank guarantees includes $96.9 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit and $4.5 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $24.8 million at June 30, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At June 30, 2020, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of June 30, 2020 was $22.3 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of September 30, 2019, we sold $31.1 million of outstanding trade receivables to financial institutions. No trade receivables were sold as of June 30, 2020. The cash received for the sale of trade receivables is included in cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. During the first nine months of fiscal 2020, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

Our financial condition remains strong with working capital of $136.2 million and a current ratio of 1.2 to 1 at June 30, 2020. We expect that for our current operations, cash on hand, cash flows from operations and our unused lines of credit will be adequate to meet our liquidity requirements for the foreseeable future. Our cash is invested primarily in highly liquid bank deposits and government instruments in the U.S., the U.K., New Zealand and Australia.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial or operating performance, including those concerning new programs and growth in the markets in which we do business, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, the uncertainty regarding the scope, duration and impact of COVID-19, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking.

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those expressed in these statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at June 30, 2020 have not materially changed from those described under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2019.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2019, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Current Report on Form 8-K filed February 19, 2019, file No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Current Report on Form 8-K filed November 14, 2018, file No. 001-08931, Exhibit 3.1.
10.1

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of July 2, 2020, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (Inline iXBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date:	August 5, 2020	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2020	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)