Form 10-K
period 2020-09-30
CUBIC CORP /DE/
filed 2020-11-18
CIK 26076

Goal 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-08931

CUBIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1678055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9333 Balboa Avenue San Diego, California (Address of principal executive offices)	92123 (Zip Code)

Registrant’s telephone number, including area code: (858) 277-6780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value	CUB	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ⌧ No

The aggregate market value of 19,096,397 shares of common stock held by non-affiliates of the registrant was: $788,872,127, as of March 31, 2020, based on the closing stock price on that date. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of November 2, 2020 including shares held by affiliates is: 31,524,068 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission subsequent to the date hereof but not later than 120 days after registrant’s fiscal year ended September 30, 2020.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended September 30, 2020

PART I

Item 1. BUSINESS.

OVERVIEW

CUBIC CORPORATION (“we,” “us,” the “Company” and “Cubic”) efficiently provides our global customers with innovative, mission-critical solutions to reduce congestion and increase operational readiness and effectiveness through superior situational understanding. Cubic serves transportation, defense command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR), and defense training customers globally. We offer integrated payment and information systems, expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training and readiness solutions.

Our recently launched NextCUBIC strategy focuses on growth, operational excellence and culture, and is founded on our winning proposition – we solve our customers’ most critical challenges through innovative, mission-critical solutions, services and platforms. NextCUBIC, which is underpinned by a thorough outside-in assessment, launches a full-scale program to drive a step change in value creation and deliver sustainable financial improvement through both functional and cultural transformation in the way we work.

We believe that we have significant transportation and defense industry expertise which, combined with our innovative technology capabilities, contributes to our leading market positions and allows us to deepen and further expand each of our business segments in key markets. All of our businesses share a common mission with supporting technologies to increase our customers’ situational awareness so they can make better decisions. Our transportation customers benefit from enhanced efficiency and reduced congestion, while our defense customers benefit from increased readiness and mission effectiveness. Headquartered in San Diego, California, we do business on five continents and we had approximately 6,100 employees working in 17 countries as of September 30, 2020.

In recent history we’ve managed our business in three separate business segments: Cubic Transportation Systems (CTS), Cubic Mission Solutions (CMS), and Cubic Global Defense Systems (CGD). In the fourth quarter of fiscal 2020 we combined our CMS and CGD segments to form a new Cubic Mission and Performance Solutions (CMPS) segment. This new segment will continue to deliver solutions to C4ISR and training customers worldwide. This streamlined organizational structure is designed to:

●	Leverage our world class talent and common technologies across the combined defense business
●	Enhance collaboration and customer intimacy globally
●	Reduce complexity and cost, and
●	Increase organizational efficiency to support customer and shareholder value creation.

Notwithstanding our recent realignment of our defense business, we are still required to report our segment financial results based upon our legacy reportable business segments in fiscal year 2020. However, in fiscal 2021 the defense businesses will be combined into CMPS, a single reportable segment.

We have a broad customer base across our businesses, with approximately 61% of our fiscal year 2020 sales generated from U.S. federal, state and local governments. Approximately 3% of these sales were attributable to Foreign Military Sales, which are sales to allied foreign governments facilitated by the U.S. government. The remainder of our fiscal year 2020 sales were attributable to sales to foreign government and foreign municipal agencies. In fiscal year 2020, 64% of our total sales were derived from products, with services sales accounting for the remaining 36%.

BUSINESS SEGMENTS

For the year ended September 30, 2020, the distribution of our sales across our three legacy business segments was as follows:

See Note 16 to our Consolidated Financial Statements for additional information related to disaggregation of revenues by customer location, contract type, deliverable type and revenue recognition method for each of our reportable business segments.

As of September 30, 2020, the distribution of backlog across our three legacy business segments was as follows (in millions):

We estimate that approximately $771.8 million, $134.3 million, and $171.6 million of the September 30, 2020 backlog for CTS, CMS, and CGD, respectively, will be converted into sales by September 30, 2021.

Sales type for each of our legacy business segments was as follows in fiscal year 2020:

Cubic Transportation Systems

CTS is a leading integrator of payment, information technology and services for intelligent travel solutions. We specialize in the design, development, production, installation, maintenance and operation of automated fare payment, traffic management and enforcement solutions, real-time information systems, and revenue management infrastructure and technologies for transportation agencies. As part of our turnkey solutions, CTS also provides these customers with a comprehensive suite of business process outsourcing (BPO) services and expertise, such as card and payment media management, central systems and application support, retail network management, customer call centers and financial clearing and settlement support.

CTS is comprised of approximately 3,100 employees working in major transportation markets worldwide. As an established partner with transportation authorities and operators, we have installed systems in over 40 markets on four continents. While the COVID-19 pandemic has reduced transit ridership, our systems were serving over 41 million users a day, processing approximately 14 billion revenue-related transactions per year, which were generating more than $16 billion of revenue per year for such transportation authorities and operators at pre-pandemic activity levels.

We hold the leading market position in large-scale automated fare payment and revenue management systems and services for major metropolitan areas such as London (Oyster/Contactless Payment), the New York region (Metrocard/OMNY), the Chicago region (Ventra), the San Francisco Bay Area (Clipper), the Vancouver region (Compass), the Sydney region (Opal Card) and the Brisbane region (Go Card). We are currently designing and building major new systems in New York, Boston, Brisbane, and the San Francisco Bay Area.

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

Transportation Industry Overview

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

Advances in communications, networking and security technologies are enabling interoperability of multiple modes of transportation within a single networked system, as well as interoperability of multiple transportation operators within a single networked system. As such, there is a growing trend for regional payment systems. Recent procurements for open payment systems will further extend the acceptance of payment media from smart cards, to contactless bank cards and Near Field Communication (NFC) enabled smartphones.

Cubic Mission and Performance Solutions

CMPS serves defense C4ISR and training customers globally. We offer expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training, readiness and performance solutions. We provide our global customers with innovative, mission-critical solutions to increase operational readiness, effectiveness and performance.

Cubic Mission Solutions

CMS provides C4ISR capabilities for defense, intelligence, security and commercial missions.

Our rugged IoT solutions provide a wide range of deployable and tactical communications products to meet the diverse mission requirements of our military, government, first-responder and civilian customers. Our protected communications products also include RF data links, search and rescue avionics and customized radio products. We offer a wide range of Command and Control, Intelligence, Surveillance and Reconnaissance (C2ISR) products and solutions to support expeditionary and tactical needs of our military and allied forces. We support the collection, processing, analysis and dissemination of information across the full spectrum of the Department of Defense and Intelligence Community’s mission. Additionally, we have developed UAV systems which will provide affordable ISR-as-a-service, and our airborne collection solutions will be complemented by complete flight services and ongoing sustainment and logistics support.

CMS customers include the military services, principally the U.S. Army and U.S. Special Operations Command, various other government agencies of the U.S. and other countries, and commercial customers. In fiscal 2020, U.S. government customers accounted for 95% of CMS sales, international customers accounted for 1% of sales, and U.S. commercial and other customers accounted for 4% of CMS sales. CMS is comprised of approximately 800 employees working primarily in the United States.

Our major CMS programs include:

●	US Army Contracting Command NJ SBIR IDIQ with a contract ceiling value of $963 million.
●	In fiscal 2020, we received the following significant awards:
o	A follow-on, single-award, IDIQ contract with a ceiling of $172 million from United States Special Operations Command (USSOCOM) to deliver GATR inflatable satellite communications terminals and baseband communications equipment in support of SOF communications requirements.
o	A contract worth $38 million to deliver a Joint Aerial Layer Network (JALN) High Capacity Backbone (HCB) prototype for the U.S. Air Force (USAF). The HCB is a critical element of the JALN, designed to maintain network connectivity among joint forces across the aerial layer and a critical enabler for Joint All-Domain Command and Control (JADC2) capability. Our offering for the USAF will consist of integrated capabilities across our C2ISR portfolios.

Cubic Global Defense

CGD is a market leader in live, virtual, constructive (LVC) and game-based training solutions to the U.S. Department of Defense (DoD), other U.S. government agencies and allied nations. We design and manufacture realistic, high-fidelity air, ground, and surface instrumentation, visualization and data analytic systems that support LVC training in high fidelity environments. Our customized systems and services accelerate combat readiness in the air, on the ground and at sea while meeting the demands of evolving operations globally.

Our products and systems help our customers to retain operational, tactical, and technological superiority with cost-effective solutions. We also provide ongoing support services for systems we have built for several of our international customers. Our training business portfolio is currently organized into air training, ground training, and synthetic/digital solutions. CGD does business on five continents and is comprised of approximately 1,200 employees working in 12 nations providing training systems to the DoD and allied nations.

Our established international footprint in 34 allied nations is a key element of our strategy. Our global footprint helps to mitigate possible shifts or downturns in DoD spending. Sales to international customers accounted for 60% of CGD sales in 2020. In addition, new innovative technologies such as LVC training systems and potential expansion into adjacent markets provides us the means to add scale to our business. Strategically, we believe we are very well positioned to lead the increasing trend to fully integrated solutions that connect LVC and game-based training in multi-domain environments.

Air Training Solutions

In air training, Cubic was the initial developer and supplier of Air Combat Maneuvering Instrumentation (ACMI) capability during the Vietnam War. The latest ACMI generation, the P5 Combat Training System, provides advanced air combat training capability to the USAF, Navy and Marine Corps, as well as allied nations which has solidified Cubic’s global market leading position. In addition to procuring the ACMI training system, many nations also rely on Cubic for on-site operations and maintenance support. We are constantly evolving our air combat training solutions to achieve full-spectrum LVC training systems.

Ground Training Solutions

We are a leading provider of realistic, easy-to-use, high-fidelity, reliable, and cost-effective tactical engagement simulation systems that minimize user set-up time and increase training effectiveness. Our leadership role in instrumented training was established during the 1990s when Cubic provided turnkey systems for U.S. Army training centers including the Joint Readiness Training Center (JRTC) at Fort Polk, Louisiana, and the Combat Maneuver Training Center (CMTC) at Hohenfels, Germany, now known as the Joint Multinational Readiness Center. Since the completion of these original contracts, we have significantly expanded our market footprint with the sale of fixed, mobile and urban operation training centers to uniformed military and security forces in the United States and allied nations around the world. Our ground combat training systems operate at over 90 combat training centers (CTCs) worldwide. Our laser-based tactical engagement simulation systems, widely known as Multiple Integrated Laser Engagement Systems (MILES), are used to enable realistic training without live ammunition.

Synthetic/Digital Solutions

Our synthetic/digital solutions integrate instructional material into a gaming environment, thus dramatically reducing instructor costs and providing a platform that is ideal for embedded training. These technologies are easily transferrable to different training domains and subject matters. The experiential learning environment can be augmented with intelligent tutoring and assessment tools increasing the value of this approach.

As the blend of LVC training creates broader higher fidelity training environments, the data generated creates a significant opportunity to capitalize on our advanced synthetic and digital capabilities to deliver greater insight into customer training effectiveness.

Defense Industry Overview

Our CMS markets, including protected communications, ruggedized IoT and C2ISR have a total addressable market of approximately $5 billion annually. We believe that our CMS products and technologies address mission critical requirements such as integrated communications suites for UAVs, ships and the dismounted soldier, battlefield awareness, and secure and encrypted communications.

Our training market is relatively large and stable. According to the 2018 Global Military Simulation and Virtual Training Market report, the value of the global military simulation and virtual training programs market was $10.2 billion in 2018.

The U.S. national debt now exceeds $27 trillion, and now surpasses the U.S.’s Gross Domestic Product, with recent growth in large part due to the response to the current coronavirus pandemic. In this era of deficit spending, the U.S. government has momentarily paused its focus on discretionary spending, tax, and other initiatives to control spending, debt and the deficit. As the economic effects of the pandemic recede, it is likely pressure will mount on controlling discretionary spending but there are presently no indications of reductions to current, near-term defense budgets as the defense industry is identified as essential, nor is there an indication of rising interest rates as Federal Reserve officials expect to leave interest rates near zero for years — through at least 2023 — as they try to coax the economy back to full strength after the coronavirus pandemic-induced recession.

Our defense portfolio is well aligned to support the U.S. national defense strategy. Because of the re-emergence of long-term, strategic competition with China and Russia, the National Defense Strategy priorities are likely to remain in place regardless if there is a change in presidential administrations, and will drive relatively stable defense budgets. We’ve seen strong bipartisan support for national security funding as indicated by the $740 billion FY 2021 defense appropriation. There is also bipartisan support for transportation infrastructure spending, including support for intelligent transportation and congestion management systems, in the next surface authorization act. Beyond FY21 legislation we expect, given the likely prospect of a “divided” government, that Congress will keep the current tax structure in place, expand infrastructure spending and maintain defense spending at the record highs. Nonetheless, beyond 2021, the President’s administration and Congress will likely continue to debate the size and expected growth of the U.S. federal budget as well as the defense budget and balance decisions regarding defense, homeland security, and other federal spending priorities.

AVAILABLE INFORMATION

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

CMPS competes with large companies, including Boeing, General Dynamics, L3Harris, Lockheed Martin, Northrop Grumman, and Saab Training Systems, as well as numerous smaller companies. In many cases, we have also teamed with several of these companies, in both prime and subcontractor roles, on specific bid opportunities.

While we are generally smaller than our principal competitors, we believe our competitive advantages include an outstanding record of past performance, strong incumbent relationships, the ability to control operating costs and rapidly focus technology and innovation to solve our customer’s toughest problems.

BUSINESS STRATEGY

To improve the economics of the company, we’ve launched NextCUBIC, a Cubic-led transformation founded on a thorough independent diligence outside-in assessment. NextCUBIC resets our trajectory, redefines the full potential of our business, develops the transformation plan (initiatives and financials), and launches a full-scale effort to drive value to the bottom-line and sustain the impact of these improvements. Our NextCUBIC Strategy for fiscal years 2021 through 2025 is focused on efficiently building technology-driven, market-leading businesses guided by our five Key Priorities of Winning the Customer Obsession, Building NextCity Globally, Building NextMission & NextPerformance Globally, Improving Financial Performance and Living One Cubic.

In this strategy, we accelerate our winning proposition by solving our customer’s most critical challenges through innovative, mission-critical solutions, services and platforms. For cities, we increase the quality of urban life by reducing congestion through intelligent transportation. For our national defenders and first responders, we ensure operational readiness and effectiveness through superior, secure situational understanding. For our military and operators of the world’s most advanced machines, we enable optimal performance, safety and productivity through intelligent training systems that maximize readiness.

Implementing this strategy will improve Cubic’s competitive advantage to deliver exceptional value to our customers as well as superior returns to our shareholders. We create customer value by serving as a trusted partner, maximizing reusability, reliability and the user experience while minimizing size, weight, power and cost, executing customer-

aligned technology roadmaps and designing modern digital, information-rich platforms with scalability, reliability and security.

We leverage our market leadership position, provide value-based solutions and develop subscription-based revenue models, and improve our financial performance by leveraging our One Cubic scale, driving continuous improvement and leveraging a real-time, data-driven, digital performance management system. We are driving efficiency and reducing costs by optimizing facilities, manufacturing and engineering and aligning human capital and talent with our specific businesses and markets.

Our NextCUBIC strategy and digital pivot set the stage for greater differentiation, market expansion, profitability and value creation. Implementing this strategy will improve Cubic’s competitive advantage to deliver exceptional value to our customers as well as superior returns to our shareholders.

Our strategy remains guided by our Winning the Customer Obsession to create market-leading positions, delivering superior operational performance, developing customer-centric innovations and investing our capital and talent to enhance our market-leading businesses. We will accelerate our growth by being innovative, responsive, connected and, ultimately, indispensable to our customers.

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

Our NextMission and NextPerformance strategy is focused on solving our customer’s most critical challenges through innovative, mission-critical solutions, services and platforms. For our national defenders and first responders, we ensure operational readiness and effectiveness through superior, secure situational understanding. For our military and operators of the world’s most advanced machines, we enable optimal performance, safety and productivity through intelligent training systems. Our digital initiatives harness data, cloud and mobile platforms to create new business models, accelerate innovation cycles, improve operational efficiency, and equip our employees, customers, and partners with real-time insight and knowledge.

In providing networked C4ISR capabilities for defense, intelligence, security and commercial missions, we are committed to continuous innovation to ensure our customers are prepared for their Next Mission. Today, as a leading C4ISR innovator, we provide integrated mission capabilities in protected communications, ruggedized tactical cloud computing, secure networking, autonomous systems and C2ISR. Our resilient, scalable and secure solutions enable our customers to conduct operations in the most challenging and degraded environments. Our solutions provide rapid and continuous situational understanding that provides the knowledge needed to make timely decisions to achieve desired effects.

In providing advanced training systems and readiness solutions for the U.S. and allied forces in more than 35 nations, we are committed to building upon the core strategic training business and continue to lead the market in LVC Air and Ground Combat Training. Our approach pivots from instrumenting aircraft, vehicles and individuals to instrumenting human performance. This transforms our customer experience by providing actionable knowledge, after action feedback into individual and collective performance, and deep insights across multiple data sources.

Digital operating excellence and the creation of new digital offerings and platforms is an essential underpinning of our strategy, key priorities and investment choices. We established Cubic digital platforms to accelerate innovation cycles and place us on a path to higher profit margins. Our digital pivot initiative harnesses data, cloud and mobile platforms to create new business models, accelerate innovation cycles, improve operational efficiency and equip our employees, customers and partners with real-time insight and knowledge. Our Digital Pivot will grow Cubic revenue and margins by creatively designing, building and delivering technology and new offerings to solve our customers’ most difficult challenges.

Lastly, our strategy is supported by our Living One Cubic key priority of sharing resources across the company to help achieve superior talent management, absolute customer focus, innovation, collaboration, cost-effective enterprise systems and impeccable ethics.

Long-Term Customer Relationships

We seek to build leadership positions in our core markets by building and maintaining long-term relationships with our customers. The length of relationship with many of our customers exceeds 30 years and further supports our industry-wide leadership and technological capabilities. As a result of maintaining a high level of performance, we continue to provide a combination of services and upgrades for our long-term customers. Such long-term relationships include the following:

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

Strategic Innovation-focused Investment of Capital

We target markets that have the potential for above-average growth and profit margins where domain expertise, innovation, technical competency and contracting dynamics can help to create meaningful barriers to entry. We will strategically reinvest in key program captures, internal research and development (R&D), and acquisitions to target priority markets and help ensure market leading positions to drive long-term shareholder return.

We are committed to using innovation and technology to address our customers’ most pressing problems and demanding requirements. We have made meaningful and recognized contributions to technological advancements within our industries. During fiscal 2020 we prudently reduced lower-priority company-sponsored R&D due to the environment caused by the COVID-19 pandemic, but we plan to increase investment in R&D going forward.

In addition to internally funded R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales in our Consolidated Statements of Operations as they are directly related to contract performance.

The cost of company-sponsored R&D activities included in our Consolidated Statements of Operations and the cost of contract R&D activities included in our cost of sales are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$8,669	$10,948	$13,394
Cubic Mission Solutions	30,060	27,111	22,745
Cubic Global Defense Systems	5,845	10,573	16,259
Unallocated corporate expenses	—	1,500	—
Total company-sponsored research and development expense	44,574	50,132	52,398

Cost of Contract Research and Development Activities:
Cubic Transportation Systems	59,395	59,589	44,222
Cubic Mission Solutions	41,930	30,416	18,077
Cubic Global Defense Systems	34,749	34,698	32,695
Total cost of contract research and development activities	136,074	124,703	94,994

Total Company-Sponsored Research and Development Expense and Contract Research and Development Activities	$170,823	$159,401	$127,689

Enhance Services Business

We view services tied to our technologies as a core element of our business and we are working to expand our service offerings and customer base. In aggregate, approximately 36% of our sales in fiscal year 2020, were from service-related work. We believe that a strong base of service work helps to consistently generate profits and smooth the sales fluctuations inherent in systems work.

At CTS, we deliver a number of customer services for multiple transportation authorities worldwide. Due to the technical complexities of operating payment systems, transportation agencies are turning to their system suppliers for IT services and other operational and maintenance services, such as regional settlement, card management and customer support services that would otherwise be performed by the agencies. As a result, we have transitioned from a supplier to a systems integration and services company providing a suite of turnkey outsourced services for more than 20 transit authorities and cities worldwide. Today, CTS delivers a wide range of services from customer support to financial management and technical support at operation centers across the United States, Canada, United Kingdom and Australia.

At CGD, we primarily provide services for products for which we are the Original Equipment Manufacturer (OEM). Our services on OEM equipment drive value for our customers and allow us to earn higher margins. Compared to the U.S. market where small business requirements, omnibus contracts and local preferences create acquisition challenges, we believe the international market offers greater opportunities to bundle and negotiate multi-year, turnkey contracts. We believe these long-term contracts reinforce CGD’s competitive posture and enable us to provide enhanced services through regular customer contact and increased visibility of product performance and reliability.

Expand International Footprint

We have developed a large global presence in our business segments. CTS has delivered over 500 projects in 40 major markets on 4 continents to date. Approximately 41% of the CTS segment’s fiscal year 2020 sales were attributable to international customers. In fiscal 2018, CTS was selected by the Queensland Department of Transport & Main Roads (DTMR) in Australia to design, build and operate a new ticketing system for the state and signed a contract with Transport for New South Wales in Australia to build an Intelligent Congestion Management Platform. In 2017, CTS signed a contract with Transport for London (TfL) for a three-year extension of services to London’s Oyster and contactless ticketing system to extend the contract for these services from 2022 to 2025.

CGD has delivered systems in more than 34 allied nations. In fiscal year 2020, approximately 56% of CGD sales were to allied foreign governments and an additional 10% of CGD sales were to projects funded by the U.S. government pursuant to Foreign Military Sales and Foreign Military Financing arrangements. We have expanded our presence in the United Kingdom, Canada, and the Middle-East in response to growing opportunities. These complement a well-established and sound presence in Singapore, Australia, New Zealand, and Italy.

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

EXECUTIVE OFFICERS

The executive officers of Cubic as of November 1, 2020 are as follows:

Bradley H. Feldmann, 59. Mr. Feldmann is Chairman of the Board of Directors (Board), Chief Executive Officer (CEO), and President of Cubic. He was appointed to the Board in May 2014 and was elected as Chairman of the Board in February 2018. He has served as CEO of Cubic since July 2014, and as President since January 2013. He also served as Chief Operating Officer of Cubic from January 2013 to July 2014. Prior to that, he was President of the companies comprising the Cubic Defense Systems segment, a role he assumed in 2008. He previously worked at Cubic Defense Systems from 1989 to 1999. Prior to rejoining Cubic in 2008, Mr. Feldmann held senior leadership positions at OMNIPLEX World Services Corporation, a security services provider, and ManTech International, a defense contracting firm (Nasdaq: MANT). He is a Board Leadership Fellow of the National Association of Corporate Directors, a member of the Aerospace Industries Association Board of Governors and is a member of the Board of the National Defense Industrial Association (NDIA), serving on NDIA’s Executive Committee and as Chair of the Finance Committee. He also serves on the board of directors of UrbanLife, a non-profit organization, as Chair of the Finance Committee.

Anshooman Aga, 45. Mr. Aga is Executive Vice President and Chief Financial Officer (CFO) of Cubic. He joined Cubic in July 2017 as Executive Vice President and assumed the role of CFO in October 2017. In this role, Mr. Aga is responsible for all aspects of the Company's financial strategies, processes and operations, including corporate development, risk management, investor relations, real estate, and global manufacturing, procurement and IT. Prior to joining Cubic, Mr. Aga served at AECOM, a multinational engineering firm (NYSE: ACM) from June 2015 to July 2017, where he was senior vice president and chief financial officer of their multi-billion-dollar Design and Consulting Services business in the Americas. He also held a series of financial leadership positions at Siemens, a multinational industrial manufacturing company, from July 2006 to May 2015, including chief financial officer of the Energy Automation business based in Nuremburg, Germany, in addition to similar financial roles for Siemen's Rail Electrification and TurboCare business units.

Hilary L. Hageman, 52. Ms. Hageman is Senior Vice President, General Counsel and Corporate Secretary of Cubic, a position she has held since October 2019. She is responsible for managing Cubic’s legal department as well as overseeing ethics, contracts, global trade compliance, security and environmental, social and governance (ESG). Ms. Hageman is a business leader with extensive legal experience. Prior to joining Cubic, she was the senior vice president and deputy general counsel for Science Applications International Corporation, a government services and information technology provider (NYSE: SAIC), from August 2016 to September 2019. She also held senior legal counsel roles at CACI International Inc., a multinational professional services and information technology company (NYSE: CACI), from 2007 to 2016, and the U.S. Department of Defense from 1995 to 2007.

Mark A. Harrison, 63. Mr. Harrison is Senior Vice President and Chief Accounting Officer of Cubic. He was appointed to the position in June 2019. His prior roles at Cubic include Senior Vice President and Corporate Controller from 2012 to June 2019, Vice President and Corporate Controller from 2004 to 2012, Vice President – Financial Planning and Accounting from 2000 to 2004, and Assistant Corporate Controller and Director of Financial Planning from 1991 to 2000. Since 1983, Mr. Harrison has held a variety of financial positions with Cubic. From 1980 to 1983 he was a senior auditor with Ernst & Young LLP, a multinational accounting and professional services provider.

Michael Knowles, 53. Mr. Knowles has served as Senior Vice President of Cubic and President of Cubic’s CMPS business segment since August 2020. Previously, Mr. Knowles served as President of Cubic’s former CGD business segment from October 2018 to August 2020, and Vice President and General Manager of CGD’s Air Ranges business unit from July 2014 to October 2018. Before joining Cubic, Mr. Knowles served as the senior director of Air Transport and Mission Solutions at Rockwell Collins, a former avionics and information technology systems and services provider, where he was employed from 2004 until 2014. Mr. Knowles served as a Naval Flight Officer, flight test engineer and aerospace engineering duty officer in the United States Navy, where he retired as a Commander.

Grace G. Lee, 52. Ms. Lee is Senior Vice President, Chief Human Resources and Diversity Officer of Cubic, a position she has held since October 2018. Ms. Lee is responsible for the strategic leadership of global human resources for Cubic, as well as overseeing the development and advancement of Cubic’s diversity strategy. Ms. Lee’s diversity and inclusion strategy has earned her recognition as one of the top chief diversity officers from the National Diversity Council and Cubic as a top employer for diversity from Forbes. Prior to joining Cubic, Ms. Lee was senior vice president of global human resources for Charles River Laboratories, a biotechnology company (NYSE: CRL), from June 2016 to October 2018. Ms. Lee was senior vice president of human resources and communications for Beckman Coulter, a biomedical operating company of Danaher Corporation (NYSE: DHR), from December 2014 to June 2016. She also previously held the head human resources position at TTM Technologies, a global printed circuit board manufacturer (Nasdaq: TTMI) from November 2010 to December 2014 and IMI Severe Service (now IMI Critical Engineering), a leading provider of critical flow control technologies, from June 2007 to November 2010. Since August 2020, Ms. Lee has served as a member of the board of directors of Asure Software, a human capital management software and services company (Nasdaq: ASUR).

Jeffrey Lowinger, 59. Mr. Lowinger joined Cubic in April 2020 as Senior Vice President of Cubic and President of CTS. Prior to joining Cubic, Mr. Lowinger was president of the eMobility segment for Eaton Corporation, a multinational power management company (NYSE: ETN), from March 2018 to April 2020. Prior to leading eMobility, Mr. Lowinger served as senior vice president of engineering and chief technology officer for Eaton Corporation’s industrial sector from September 2013 to February 2018. Mr. Lowinger had a 25-year career at The Boeing Company, a multinational aerospace company (NYSE: BA), where he held several engineering leadership roles managing complex hardware/software development programs for all key rotorcraft programs. He was also the executive vice president of engineering at Bell Helicopter, an aerospace manufacturer and a division of Textron (NYSE: TXT), where he oversaw the $1.5 billion global commercial business in addition to leading innovation and technology for Bell’s Xworx organization.

Rhys V. Williams, 51. Mr. Williams is Vice President and Treasurer of Cubic, a position he has held since March 2018. Prior to joining Cubic, Mr. Williams led the treasury function at Ancestry, the largest online resource for family history and consumer genomics, as its treasurer from October 2013 to March 2018. Prior to that, Mr. Williams was the director of treasury from April 2009 to October 2013, at Life Technologies, a biotechnology company which was later acquired by Thermo Fisher Scientific, responsible for overseeing all facets of the capital markets function. He also held treasury and business development roles at Callaway Golf Company, a global sporting goods company, and Gateway, Inc., a computer hardware company.

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

We employed approximately 6,100 persons at September 30, 2020.

Our domestic products and services are sold almost entirely by our employees. Overseas sales are made either directly or through representatives or agents.

Item 1A. RISK FACTORS.

Risks relating to our business, operations and industry

The COVID-19 pandemic may adversely affect our business, operating results and financial condition, has negatively affected our stock price, and may do so in the future.

In March 2020, COVID-19 was categorized as a pandemic by the World Health Organization. The outbreak and preventative or protective actions that governments, corporations, individuals or we may take to contain the virus may result in a period of reduced operations and business disruption for us and our suppliers, subcontractors, customers and other third parties with which we do business. The effects of the outbreak and related actions, including if significant portions of our or our suppliers’ workforce are unable to work effectively due to facilities closures, illnesses, quarantines, government actions or other restrictions, may therefore hinder or delay our production capabilities and otherwise impede our ability to perform on our obligations to our customers, and may also result in increased costs to us. Any costs associated with the COVID-19 outbreak may not be fully recoverable or adequately covered by insurance. The outbreak and related actions may also result in reduced customer demand or limit the ability of customers to perform, including making timely payments to us. Our transportation agency customers are experiencing reduced revenue and funding from multiple sources which could disrupt or delay future orders. The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, a portion of our CTS revenue is earned based upon transit ridership. As such, reductions in ridership caused by COVID-19 have negatively impacted our operating results and will continue to do so until ridership levels return to those prevalent prior to the outbreak. Any of these factors, depending on the severity and duration of the outbreak and its effects, could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenues from contracts, directly or indirectly, with foreign and U.S. state, regional and local governmental agencies represented substantially all of our total revenues in fiscal year 2020. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

The factors that could cause us to lose these contracts and could decrease our backlog or otherwise materially harm our business, prospects, financial condition or results of operations include:

●	budget constraints affecting government spending generally, or specific departments or agencies such as U.S. or foreign defense and transportation agencies and regional transportation agencies, and changes in fiscal policies or a reduction of available funding or government appropriations delays;

●	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

●	Congress and the executive branch of the U.S. government may reach an impasse on increasing the national debt limit or passing the fiscal year budget, which could result in a full or partial shutdown of the U.S. government, restrict the U.S. government’s ability to pay contractors for prior work, cause the termination or suspension of our contracts with the U.S. government, provide for automatic cuts to the U.S. defense budget, require us to furlough affected employees for an indefinite time, terminate or suspend subcontracts, or incur contract wind-down costs;

●	Congress and such foreign governments do not always enact spending bills by the beginning of the new fiscal year. Such delays leave the affected agencies under-funded delaying their ability to contract. Future delays and uncertainties in funding could impose additional business risks on us;

●	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

●	In addition, the DoD has an increased emphasis on awarding contracts to small businesses and awarding shorter duration contracts, each of which has the potential to reduce the amount of revenue we could otherwise earn from such contracts;

●	the adoption of new laws or regulations pertaining to government procurement;

●	suspension or prohibition from contracting with or impairment of our reputation or relationships with the government or any significant agency with which we conduct business;

●	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

In addition, some of our international work is done at the request and at the expense of the U.S. government and its agencies. Therefore, risks associated with performing work for the U.S. government and its agencies may also apply to our international contracts.

Our contracts with government agencies may be unilaterally terminated or modified prior to completion, which could adversely affect our business.

Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

●	terminate or reduce the value of our existing contracts;

●	modify the terms and conditions in our existing contracts;

●	control and potentially prohibit the export of our products;

●	cancel, delay or decline to exercise an option to extend existing multi-year contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated; and

●	claim rights in technologies and systems invented, developed or produced by us.

Many agencies with which we contract can terminate their contracts with us for convenience, and in that event, we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

Failure to retain existing contracts or obtain new contracts under competitive bidding processes may adversely affect our revenue.

We obtain most of our contracts through a competitive bidding process, and substantially all of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process. Competitive bidding presents a number of risks, including:

●	the need to compete against companies or teams of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

●	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

●	the need to compete to retain existing contracts that have in the past been awarded to us on a sole-source basis or as to which we have been incumbent for a substantial period of time;

●	the reduction of margins achievable under any contracts awarded to us;

●	the expense and delay that may arise if our competitors protest or otherwise challenge new contract awards;

●	the need to bid on some programs in advance of the completion of their design, which may result in higher R&D expenditures, unforeseen technological difficulties, or increased costs which lower our profitability;

●	the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

●	the need to develop, introduce and implement new and enhanced solutions to our customers’ needs; and

●	the need to accurately estimate the resources and cost structure that will be required to perform any fixed-price contract that we are awarded.

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

If we are unable to consistently retain existing contracts or win new contract awards, our business, prospects, financial condition and results of operations could be adversely affected.

Government audits of our contracts could result in a material change to our earnings, have a negative effect on our cash position following an audit adjustment or adversely affect our ability to conduct future business.

U.S. government agencies, including the DoD, routinely audit and review a contractor’s performance on government contracts, contract costs, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. This could lead to adjustments to our contract costs, and any costs found to be unreasonable, improperly allocated, or unallowable under government cost accounting standards or contractual provisions will not be reimbursed. The government could also potentially refuse to agree to our proposed unit prices if the auditing agency does not find them to be “fair and reasonable.” The government may also demand that we refund what the government claims are any excess proceeds we received on particular items where the government claims we did not properly disclose required information in negotiating the unit price.

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

In addition, transit authorities have the right to audit our work under their respective contracts. If, as the result of an adverse audit finding, we were suspended, debarred, proposed for debarment, or otherwise prohibited from contracting with the U.S. government, any significant government agency or a transit authority terminated its contract with us, or our reputation or relationship with such agencies and authorities was impaired or they otherwise ceased doing business with us or significantly decreased the amount of business done with us, it could adversely affect our business, results of operations and financial condition.

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

Approximately 95% of our revenues in fiscal year 2020 were from fixed-price contracts under which we bear the risk of cost overruns. Our profits are adversely affected if our costs under these contracts exceed the assumptions we used in bidding for the contract. Sometimes we are required to fix the price for a contract before the project specifications are finalized, which increases the risk that we will incorrectly price these contracts. The complexity of many of our engagements makes accurately estimating the time and resources required more difficult.

Our business could be negatively affected by cyber or other security threats or other disruptions.

We face cyber threats, threats to the physical security of our facilities and employees, including executives, and terrorist acts, as well as the potential for business disruptions associated with information technology or internal system failures (including network, software or hardware failures), damaging weather or other acts of nature, and pandemics or other public health crises (including the current COVID-19 outbreak), which may adversely affect our business.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our company’s sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement. Such events could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation.

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

Our results of operations have historically fluctuated and may continue to fluctuate significantly in the future, which could adversely affect our financial position or our stock price.

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

On March 27, 2020, we executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025. At September 30, 2020, we had $444.4 million of borrowings under our Term Loan and $209.0 million of borrowings under our Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $93.1 million at September 30, 2020, which reduced our available line of credit to $547.9 million. The $93.1 million of letters of credit includes both financial letters of credit and performance guarantees.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.

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

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, and in some cases transition to a product-oriented approach as opposed to our historical, project-oriented approach, all of which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. In recent years, we have spent an amount equal to approximately 3% to 4% of our annual sales on internal R&D efforts. There can be no assurances that this percentage will not increase should we require increased innovations to successfully compete in the markets we serve. We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

If we deliver products or systems with defects, our reputation could be harmed, revenue from, and market acceptance of, our products and systems could decrease and we could expend significant capital and resources as a result of such defects.

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

While in some circumstances we may receive indemnification from U.S. and foreign governments, and we maintain insurance for certain risks, the amount of our insurance or indemnity may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of the indemnification we receive from our insurance coverage could harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

We may acquire or invest in other companies, which could increase our costs or liabilities or be disruptive to our business.

Part of our strategy involves the acquisition of or investment in other companies and businesses. These acquisitions or investments are made upon analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates.

As a result, we may not be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

Risks relating to our international operations

Our international business exposes us to additional risks, including exchange rate fluctuations, foreign tax and legal regulations and political or economic instability that could harm our operating results.

Our international operations subject us to risks associated with operating in and buying or selling products or services in foreign countries, including:

●	devaluations and fluctuations in currency exchange rates;

●	changes in foreign laws that adversely affect our ability to sell our products or services or our ability to repatriate profits to the United States;

●	increases or impositions of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures to us;

●	increases in investment and other restrictions or compliance with requirements of foreign governments in order to operate in the territory or own the subsidiary including the need to form joint ventures with local in-country partners, expend a portion of the contract locally, offset requirements and others;

●	costs of compliance with local laws, including labor laws, privacy laws, and import/export regulations;

●	compliance with applicable U.S. and foreign anti-corruption laws, anti-trust/competition laws, anti-money laundering laws and sanctions, including the difficulty of ensuring that our foreign representatives, consultants and partners comply with such laws and sanctions;

●	export control regulations, trade sanctions, and related policies which govern our ability to supply foreign customers and operate in jurisdictions other than the United States;

●	the complexity and necessity of using foreign representatives and consultants or being prohibited from such use;

●	the uncertainty of the ability of foreign customers to finance purchases;

●	imposition of tariffs or embargoes, export controls and other trade restrictions;

●	potentially being prohibited from bidding for international work due to perceived conflicts or national security concerns resulting from the significant amount of work we do for the U.S. government and its agencies;

●	the difficulty of management and operation of an enterprise in various countries; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

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

Risks relating to legal, regulatory and tax matters

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

Our businesses must comply with and are affected by various U.S. government and foreign regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs. Any changes in applicable laws could adversely affect our business and financial condition. Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting. The more significant regulations include:

●	the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

●	the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

●	the International Traffic in Arms Regulations, which control the export of items on the U.S. Munitions Control List administered by the U.S. Department of State;

●	the Export Administration Regulations which control commercial, dual-use and select defense related articles;

●	the Bureau of Alcohol, Tobacco, Firearms and Explosives regulations that control the manufacture, possession and sale of firearms and explosive devices and materials;

●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

●	regulations of state and regional agencies and foreign governments similar to those described above;

●	the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

●	the Sherman Act and Clayton Act, which proscribe unlawful, anti-competitive conduct and business practices;

●	the Foreign Corrupt Practices Act, the UK Bribery Act, and similar anti-bribery and anti-corruption laws in other countries in which we operate;

●	the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act;

●	healthcare reform laws and regulations, including those enacted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010;

●	the Fair Labor Standards Act, the Equal Pay Act and similar state wage and hour laws;

●	Title VII of the Civil Rights Act of 1964 and similar state and federal employment laws in the U.S., and in other countries in which we operate;

●	tax laws and regulations in the U.S. and in other countries in which we operate;

●	privacy laws in the U.S. and in other countries in which we operate, such as the California Consumer Privacy Act, the EU’s General Data Protection Regulation and any attendant European country legislation:

●	the civil False Claims Act, which provides for substantial civil penalties and treble damages for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval, and allows private litigants to pursue violations as “whistleblower” or qui tam actions on behalf of the U.S. government;

●	the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; and

●	the Small Business Act and the Small Business Administration, size status regulations, which regulate eligibility for performance of government contracts which are set aside for, or a preference is given in the evaluation process if awarded to, specific types of contractors such as small businesses and minority-owned businesses.

Many of our U.S. government contracts contain organizational conflicts of interest clauses that may limit our ability to compete for or perform certain other contracts.

In addition, the U.S. and foreign governments may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition. Any new contracting methods could be costly or administratively difficult for us to implement, which could adversely affect our business, results of operations and financial condition.

We are subject to various investigations, claims and litigation that could ultimately be resolved against us.

The size, nature and complexity of our business make us susceptible to investigations, claims, and litigation, particularly those involving governments. We are and may become subject to investigations, claims and administrative, civil or criminal litigation globally and across a broad array of matters, including, but not limited to, government contracts, false claims, products liability, fraud, environmental, intellectual property, tax, export/import, anti-corruption, anti-trust, breach of contract, labor, wage and hour, health and safety, employee benefits and plans, including plan administration, and improper payments. These matters could divert financial and management resources; result in fines, penalties, compensatory, treble or other damages or non-monetary relief; and otherwise disrupt our business. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from government contracts or suspension of export privileges for a company or one or more of its components. Suspension, debarment, or being proposed for debarment could have a material adverse effect on our company because of our reliance on government contracts and export authorizations. An investigation claim or litigation, even if fully indemnified or insured, could also negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. Investigations, claims or litigation could have a material adverse effect on our financial position, results of operations or cash flows.

Risks relating to our human capital

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses, financial condition and results of operations.

We may not be able to identify, attract or retain qualified technical personnel, including engineers, computer programmers and personnel for our transportation business or with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses, which could adversely affect our financial condition and results of operations. A number of our employees maintain a top-secret clearance level. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our cleared employees lose or are unable to timely obtain security clearances or we lose a facility clearance, our U.S. government customers may terminate their contracts with us or decide not to renew such contracts upon their expiration. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new awards for similar work.

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

Employee and third-party contractor misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. Misconduct could also involve making payments, or offering something of value, to government officials or third parties that would expose us to being in violation of the Foreign Corrupt Practices Act, the UK Bribery Act or similar laws in other countries.

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

Risks relating to our intellectual property

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

Risks relating to our common stock

The price of our common stock may fluctuate significantly.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:

●	our quarterly or annual earnings or those of our competitors;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of our competitors;

●	failure to meet the expectations of research analysts;

●	inaccuracy of our guidance regarding future operating results;

●	new laws or regulations or new interpretations of laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

●	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

●	strategic action by our competitors; and

●	sales of common stock by our directors, executive officers and significant shareholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the COVID-19 pandemic. Broad market and industry factors may seriously affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

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

As a result of the rapid accumulation of our stock by an investor, our board of directors adopted a shareholder rights plan which may impair a takeover attempt and speculation regarding potential transactions or our failure to enter into any transaction at all may cause significant fluctuations in our share price.

On September 20, 2020, in response to the rapid accumulation of our stock by an investor, our board of directors adopted a shareholder rights plan (Rights Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of our common stock to shareholders of record on October 1, 2020. The dividend distribution was made to such shareholders on October 1, 2020. In general terms, and subject to certain exceptions, the Rights Plan restricts any person or group of affiliated or associated persons from acquiring, or obtaining the right to acquire, beneficial ownership of 15% (20% in the case of a Passive Institutional Investor, as such term is defined in Rights Plan) or more of shares of our common stock (including certain synthetic equity positions created by derivative securities) (an Acquiring Person), and any person or group of affiliated or associated persons from making a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. The Rights Plan could make it more difficult for a third party to acquire the Company or a large block of our shares of common stock without the approval of our board of directors. The rights will expire on September 19, 2021. With respect to approaches by third parties, there can be no assurance that we will engage in a transaction or take other actions as a result. Speculation regarding the possibility of such a transaction or actions by us may cause our share price to fluctuate significantly. Our failure to engage with such parties, enter into a transaction with any of them or take other actions they request may adversely affect our share price.

If we are unable to pay semiannual dividends at the targeted level, our reputation and stock price may be harmed.

We have consistently paid cash dividends to our shareholders since 1971, and, in fiscal year 2020, we paid an aggregate of $8.4 million of cash dividends to our shareholders.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created thereby. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial or operating performance, including those concerning new programs and growth in the markets in which we do business, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, the uncertainty regarding the scope, duration and impact of COVID-19, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking.

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Annual Report on Form 10-K and in the documents incorporated by reference herein, that could cause actual results to differ materially from those expressed in these statements.

Such risks, estimates, assumptions and uncertainties include, among others:

●	the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages; supply chain disruptions; program delays; our ability to recover our costs under contracts; changing government funding and acquisition priorities and payment policies and regulations; and potential impacts to the fair value of our assets;
●	our dependence on U.S. and foreign government contracts;
●	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;
●	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;
●	the effects of potential sequestration on our contracts;
●	our assumptions covering behavior by public transit authorities;
●	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;
●	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;
●	negative audits by the U.S. government;
●	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;
●	competition, payment and technology changes in the defense and transportation industries;
●	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;
●	the effect of adverse regulatory changes on our ability to sell products and services;
●	our ability to identify, attract and retain qualified employees;
●	unforeseen problems with the implementation and maintenance of our information systems;

●	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;
●	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;
●	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;
●	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;
●	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;
●	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and
●	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

Further, any forward-looking statement speaks only as of the date on which it is made, and, except as required by applicable law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

We conduct our operations in approximately 1.8 million square feet of both owned and leased properties located in the United States and foreign countries. We own approximately 24% of the square footage, including about 265,000 square feet in San Diego, CA, 101,000 square feet in Tullahoma, TN, and 69,000 square feet in Salfords, Surrey, UK. All other properties are leased. In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution will own the buildings, and we will lease the property for a term of five years upon their completion. In fiscal 2019 we also sold the land and buildings comprising our separate CTS campus in San Diego and entered into a lease with the buyer until the new buildings on our corporate campus are ready for occupancy in fiscal 2021.

All owned and leased properties are considered in good condition and adequately utilized. As of September 30, 2020 we had significant properties at the following locations:

Corporate: Arlington, VA; Orlando, FL; and San Diego, CA.

CTS: Amherst, NY; Atlanta, GA; Balcatta, Australia; Boston, MA; Brisbane, Australia; Burnaby, BC, Canada; Cheshire, UK; Chicago, IL; Concord, CA; Concord, NH; Concord, Ontario, Canada; Cumbernauld, Scotland; Greenford, UK; Hamburg, Germany; Hyderabad, India; Kingswinford, UK; Knoxville, TN; London, UK; Malden, MA; Mallusk, Ireland; New York, NY; Norwalk, CA; Portsmouth, NH; Queensland, Australia; Quincy, MA; Rozelle, Australia; San Diego, CA; San Francisco, CA; Silverwater, Australia; Stockton-on-Tees, UK; Sugar Land, TX; Surrey, UK; Sydney, Australia; Tullahoma, TN; and West Sussex, UK.

CMS: Aberdeen, MD; Ashburn, VA; Blacksburg, VA; Dallas, TX; Durham, NC; Fayetteville, NC; Hanover, MD; Herdon, VA; Huntsville, AL; Nis, Serbia; Pendleton, OR; San Diego, CA; Tampa, FL; and Woburn, MA.

CGD: Abu Dhabi, UAE; Amesbury, UK; Auckland, New Zealand; Austin, TX; Beavercreek, OH; Chippenham Wilshire, UK; Fyschwyck, Australia; Helsinger, Denmark; Orlando, FL; Riyadh, Saudi Arabia; Rome, Italy; San Diego, CA; Shackleford, UK; Singapore; Tijuana, Mexico; and Townsville, Australia.

Item 3. LEGAL PROCEEDINGS.

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

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The principal market on which our common stock is being traded is the New York Stock Exchange under the symbol CUB. There were 469 shareholders of record of our common stock as of November 2, 2020.

The dividend information per share of our common stock for the quarterly periods during the past two fiscal years, is as follows:

	Dividends per Share
Quarter	Fiscal 2020	Fiscal 2019
First	—	—
Second	$0.14	$0.14
Third	—	—
Fourth	$0.14	$0.14

Performance Graph

The following graph illustrates the cumulative total shareholder return over the last five years of Cubic's common stock, the S&P 500 Index, and the Russell 2000 Index. The graph assumes an investment of $100 on October 1, 2015.

Item 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS AND SUMMARY OF CONSOLIDATED OPERATIONS

(amounts in thousands, except per share data)

This summary should be read in conjunction with the related consolidated financial statements and accompanying notes in Item 8 of this Form 10-K.

	Years Ended September 30,
	2020	2019 (1)	2018	2017	2016
Results of Operations:
Sales	$1,476,235	$1,496,475	$1,202,898	$1,107,709	$1,070,601
Cost of sales	1,019,647	1,065,060	835,392	779,323	766,477
Selling, general and administrative expenses	274,701	270,064	258,644	240,196	253,163
Research and development	44,574	50,132	52,398	52,652	31,976
Amortization of purchased intangibles	59,309	42,106	27,064	30,245	29,356
Interest expense	27,685	20,453	10,424	15,027	11,199
Income tax provision (benefit)	(6,380)	11,040	7,093	14,658	(14,357)
Net income (loss) from continuing operations	2,935	41,306	7,793	(25,740)	(12,080)
Net income (loss) from discontinued operations	436	(1,423)	4,243	14,531	13,815
Net income (loss) attributable to Cubic	(3,221)	49,694	12,310	(11,209)	1,735

Per Share Data:
Net income (loss) per share:
Basic
Continuing operations	$(0.12)	$1.68	$0.30	$(0.95)	$(0.45)
Discontinued operations	$0.01	$(0.05)	$0.16	$0.54	$0.51
Basic earnings per share	$(0.10)	$1.63	$0.45	$(0.41)	$0.06

Diluted
Continuing operations	$(0.12)	$1.67	$0.29	$0.95	$0.45
Discontinued operations	$0.01	$(0.05)	$0.16	$0.54	$0.51
Diluted earnings per share	$(0.10)	$1.62	$0.45	$(0.41)	$0.06

Cash dividends	0.27	0.27	0.27	0.27	0.27

Shares used in calculating net income (loss) per share:
Basic	31,299	30,495	27,229	27,106	26,976
Diluted	31,299	30,606	27,351	27,106	26,976

Non-GAAP Measures:
Adjusted EBITDA (2)	$158.3	$146.6	$104.6	$87.5	$93.4
Adjusted EPS (2)	3.32	3.13	2.19	1.62	2.54

Balance Sheet Data:
Shareholders’ equity related to Cubic	$960,777	$961,649	$700,121	$689,631	$689,896
Equity per share, basic	30.70	31.53	25.71	25.44	25.57
Total assets	2,324,221	1,847,170	1,304,883	1,336,285	1,504,408
Short-term borrowings	215,716	195,500	—	55,000	240,000
Long-term debt	441,365	199,824	199,793	199,761	200,741

(1)	We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (commonly known as Accounting Standards Codification (ASC) 606), effective October 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after September 30, 2018 are presented under ASC 606, while prior period comparative information has not been restated and continues to be reported in accordance with ASC 605, the accounting standard in effect for periods ending prior to October 1, 2018. Based on contracts in process at September 30, 2018, upon adoption of ASC 606 we recorded a net increase to shareholders’ equity of $24.5 million, which includes the acceleration of net sales of approximately $114.9 million and the related cost of sales of $90.4 million. In accordance with the modified retrospective transition provisions of ASC 606, we will not recognize any of the accelerated net sales and related cost of sales through October 1, 2018 in our Consolidated Statements of Operations for any historical or future period.

(2)	Adjusted EBITDA and Adjusted EPS are non-GAAP financial measures. For an explanation and reconciliation of such measures, see the section titled “Non-GAAP Financial Information” within Item 7 of this Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

Cubic is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through superior situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (C4ISR), and training markets. We offer integrated payment and information systems, expeditionary communications, cloud-based computing and intelligence delivery, as well as state-of-the-art training and readiness solutions. In recent history we’ve managed our business in three business segments: Cubic Transportation Systems (CTS), Cubic Mission Solutions (CMS), and Cubic Global Defense Systems (CGD). In the fourth quarter of fiscal 2020 we combined our CMS and CGD segments to form a new Cubic Mission and Performance Solutions (CMPS) segment. This new streamlined organization structure is designed to leverage technologies, enhance collaboration and customer intimacy, reduce complexity and cost, and increase organizational efficiency. CMPS will continue to deliver solutions to C4ISR and training customers worldwide. Notwithstanding this realignment, we are still required to report our segment financial results based upon our legacy reportable business segments.

Fiscal 2020 Highlights

●	Sales of $1.476 billion, down 1% year-over-year
●	Net loss from continuing operations attributable to Cubic of $3.7 million, or $0.12 per share, compared to net income from continuing operations attributable to Cubic of $51.1 million, or $1.67 per share in fiscal 2019; prior year included a $32.5 million gain on sale of fixed assets
●	Adjusted EPS of $3.32, up 6% year-over-year
●	Record full year Adjusted EBITDA of $158.3 million, up 8% year-over-year; Adjusted EBITDA margin of 10.7% increased 90 basis points year-over-year
●	Year-end backlog of $3.7 billion, up 8% year-over-year; book-to-bill ratio of 1.1 in all segments

COVID-19 Update

The COVID-19 pandemic has presented challenges and impacts on each of our businesses, including delays of customer orders, slowdown of certain projects and impacts due to travel restrictions and remote work. We have taken proactive measures in order to reduce the potential impacts of the pandemic. To date we have not experienced significant disruptions in our supply chain, nor have we experienced any significant disruptions at our manufacturing facilities.

The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, approximately 2% of our annual revenue is directly tied to the level of transit ridership. While transit ridership levels have improved from the lows of the pandemic, they remain significantly below normal levels impacting our transit agency customer’s revenue, with uncertainty surrounding the pace and timing of recovery. While we continue to believe that CTS’s backlog is largely insulated from the impacts of COVID-19 due to the critical service of fare collection, there could be potential delays in the award of new business. While the U.S. National Defense Strategy continues to drive demand, our CGD and CMS businesses have experienced some delays in timing of orders and shipments due to the COVID-19 pandemic.

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

The extent to which COVID-19 will adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak and the effectiveness of actions to contain or mitigate its effects. While we expect the pandemic to continue to negatively impact our results, the current level of uncertainty over the economic and operational impacts of COVID-19 could lead to variability in results.

FISCAL 2020 RESULTS COMPARED WITH FISCAL 2019 RESULTS

CONSOLIDATED RESULTS

	Fiscal 2020	Fiscal 2019	% Change

	(in millions, except per share data)
Sales	$1,476.2	$1,496.5	(1)%
Operating income	61.6	86.2	(29)%
Net income (loss) from continuing operations attributable to Cubic	(3.7)	51.1	nm
Diluted earnings (loss) per share from continuing operations attributable to Cubic	(0.12)	1.67	nm
Adjusted EBITDA	158.3	146.6	8%
Adjusted Net Income	103.8	95.6	9%
Adjusted EPS	3.32	3.13	6%
nm - not meaningful

Note on non-GAAP measures: Throughout the following results of operations discussion, we disclose certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. For an explanation and reconciliation of such measures, see the section titled ‘Non-GAAP Financial Information’ below.

Sales: Our sales decreased 1% to $1.476 billion in fiscal 2020 (2020) from $1.496 billion in fiscal 2019 (2019). Sales from CGD and CTS decreased by 6% and 1%, respectively, while CMS sales increased by 3% from 2019. Sales in 2020 were negatively impacted by COVID-19 due to a decrease in sales resulting from lower transit ridership and delayed orders across all three of our business segments. Sales generated by businesses we acquired during 2020 and 2019 totaled $122.4 million in 2020, compared to $81.8 million in 2019. See the segment discussions below for further analysis of segment sales. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net unfavorable impact on sales of $4.5 million in 2020 compared to 2019.

Gross Margin: Our gross margin percentage on products sales was 28% in 2020 and 2019. Margins in 2020 were negatively impacted in CMS due to lower sales of high margin expeditionary satellite communications products and investment in secure communications development contracts, offset by higher margins in CTS driven by contract mix and, the impact of cost savings initiatives. Our gross margin percentage on service sales increased to 36% in 2020 from 31% in 2019. The increase was primarily driven by the impact of productivity initiatives in CTS, as well as services sales mix.

Selling, General, and Administrative: SG&A expenses increased to $274.7 million in 2020 from $270.1 million in 2019. As a percentage of sales, SG&A expenses were 19% in 2020 compared to 18% in 2019. The increase in SG&A expenses was driven by a $5.7 million increase in share-based compensation expense and a $9.0 million increase from additional SG&A expenses incurred by businesses we acquired during 2020 and 2019. These increases were partially offset by cost reduction initiatives.

Restructuring: Restructuring expenses increased to $16.6 million in 2020 compared to $15.4 million in 2019. Restructuring expenses in 2020 include consulting and other costs incurred in connection with our NextCUBIC transformation initiatives to restructure the way we work and operate as a business, as well as costs related to the realignment of our defense businesses into CMPS. Restructuring expenses in fiscal 2020 and 2019 also include consulting and employee severance expenses related to performance enhancement and cost savings measures including the redesign of our supply chain strategy.

Research & Development:

Internally funded company-sponsored research and development (“R&D”) expenses included in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended September 30,
	2020	2019
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$8,669	$10,948
Cubic Mission Solutions	30,060	27,111
Cubic Global Defense Systems	5,845	10,573
Unallocated corporate expenses	—	1,500
Total company-sponsored research and development expense	$44,574	$50,132

Company-sponsored R&D expense decreased $5.6 million in 2020 due to the timing of certain planned R&D projects at CTS and CGD. In 2020, CTS continued to make R&D investments in new transportation product development, including fare collection technologies, real-time passenger information and development of intelligent transport systems and analytic technologies. CMS’ R&D investments included secure communications and ISR-as-a-service technologies, and CGD’s R&D expenditures focused on next generation live, virtual and constructive training systems.

In addition to company-sponsored R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales in our Consolidated Statements of Operations as they are directly related to contract performance. The cost of contract R&D activities included in our cost of sales are as follows (in thousands):

	Years Ended September 30,
	2020	2019
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$59,395	$59,589
Cubic Mission Solutions	41,930	30,416
Cubic Global Defense Systems	34,749	34,698
Total cost of contract research and development activities	$136,074	$124,703

The increase in contract R&D activities is primarily related to investments in new secure communication technologies at CMS.

Amortization of Purchased Intangibles: Amortization of purchased intangibles totaled $59.3 million in 2020 compared to $42.1 million in 2019. The increase in amortization expense was driven by the completion of our acquisitions of Delerrok Inc. (“Delerrok”) and PIXIA Corp. (“Pixia”) in January 2020, partially offset by lower amortization of purchased intangible assets that are amortized based upon accelerated methods.

Operating Income: Operating income decreased to $61.6 million in 2020 compared to $86.2 million in 2019. CTS operating income increased by 57% to $121.0 million in 2020 compared to $77.2 million in 2019. This increase was partially offset by CMS operating results as CMS generated an operating loss of $26.7 million in 2020 compared to operating income of $7.8 million in 2019. CGD’s operating income was flat at $22.9 million in 2020 compared to $23.0 million in 2019. Our operating results were impacted by the accounting for businesses we acquired in 2020 and 2019. On a consolidated basis, the businesses that we acquired during 2020 and 2019 generated operating losses of $21.4 million in 2020 compared to $17.0 million in 2019. The operating losses were driven by acquisition-related expenses, including amortization of intangible assets, of $47.9 million 2020 and $31.5 million in 2019. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $0.3 million in 2020 compared to 2019. See the segment discussions below for further analysis of segment operating income.

Unallocated corporate and other costs were $55.6 million in 2020 compared to $21.8 million in 2019. The change in unallocated corporate and other costs was driven by a $32.5 million gain recognized in 2019 related to the sale of land and buildings in San Diego and Orlando. Excluding the gain on sale, unallocated corporate and other costs increased by $1.4 million in 2020.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $7.5 million in 2020 compared to $6.5 million in 2019. The increase in interest income was due to the interest income recorded on higher balances of our long-term contracts financing receivables. Interest expense was $27.7 million in 2020 compared to $20.5 million in 2019. The increase in interest expense was due to higher average debt balances in 2020 primarily as a result of the completion of our acquisitions of Pixia and Delerrok in January 2020, as well an increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (“VIE”). The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of such VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Loss on Extinguishment of Debt: In 2020, we repaid and extinguished our senior unsecured notes which resulted in a $16.1 million loss on extinguishment of debt. See the “Liquidity and Capital Resources” section below for further discussion.

Other Income (Expense): Other income (expense) netted to expense of $28.8 million in 2020 and $20.0 million in 2019. Changes in our non-operating expenses are primarily driven by the fair value of an interest rate swap held by our consolidated VIE, which recognized losses of $18.7 million and $21.6 million in 2020 and 2019, respectively. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic. The remaining non-operating expense in 2020 was caused primarily by the impact of foreign currency exchange rate changes on cash advances to our foreign subsidiaries that are not hedged.

Income Tax Provision: Our income tax benefit totaled $6.4 million (effective tax rate of 186%) for fiscal 2020, compared to an income tax provision of $11.0 million (effective tax rate of 21%) for fiscal 2019. The fiscal 2020 tax provision primarily resulted from tax on foreign earnings, offset by $18.6 million of tax benefits in connection with acquisitions involving significant U.S. deferred tax liabilities and the ability to monetize acquired net operating losses which allowed for a subsequent release of deferred tax valuation allowance. The fiscal 2019 tax provision primarily resulted from tax on foreign earnings and state income tax, partially offset by $6.6 million of tax benefits in connection with acquisitions involving significant U.S. deferred tax liabilities which allowed for a subsequent release of deferred tax valuation allowance.

Until we re-establish a pattern of continuing profitability, in accordance with the applicable accounting guidance, U.S. income tax expense or benefit related to the recognition of deferred tax assets in the consolidated statement of operations for future periods will be offset by decreases or increases in the valuation allowance with no net effect on the consolidated statement of operations.

As of September 30, 2020, a total valuation allowance of $59.8 million has been established against U.S. federal deferred tax assets, certain state and foreign operating losses and other state and foreign assets. During fiscal 2020, the valuation allowance decreased by $9.3 million, of which $9.0 million was recorded as a net tax benefit in our Consolidated Statement of Operations, offset by amounts recorded through acquisition accounting, retained earnings and other components of income. We will continue to assess the need for a valuation allowance on deferred tax assets and should circumstances change it is possible the valuation allowance, or a portion thereof, will be reversed.

Net Income (loss) from Continuing Operations attributable to Cubic: Our net loss from continuing operations attributable to Cubic was $3.7 million or $(0.12) per share in 2020, compared to $51.1 million of net income or $1.67 per share in 2019. The change in net income (loss) in 2020 was primarily related to the $16.1 million loss on debt extinguishment incurred in 2020, changes in other income (expenses) resulting in $8.8 million of higher expense in 2020, a $32.5 million gain on the sale of fixed assets in 2019, in addition to the changes in segment operating income discussed above.

Adjusted EBITDA: Adjusted EBITDA increased 8% to $158.3 million in 2020 compared to $146.6 million in 2019 driven by an increase in CTS of $23.5 million, which was partially offset by a decrease in Adjusted EBITDA of $6.2 million at CMS. The increase in Adjusted EBITDA was primarily due to the same factors that drove the change in operating income described above, but excludes amortization expense, acquisition-related expenses, gain on sale of fixed assets, and restructuring costs.

Adjusted Net Income: Adjusted Net Income increased 9% to $103.8 million in 2020 from $95.6 million in 2019. The increase in Adjusted Net Income was primarily due to the same factors that drove the change in net income (loss) from continuing operations attributable to Cubic described above including improved margin at CTS, but excludes amortization expense, gain on sale of fixed assets, restructuring costs, loss on debt extinguishment, acquisition related costs, and non-operating gains and losses.

Adjusted EPS: Adjusted EPS increased 6% to $3.32 in 2020 compared to $3.13 in 2019 due to the same factors that impacted Adjusted Net Income noted above.

SEGMENT RESULTS

Cubic Transportation Systems

	Fiscal 2020	Fiscal 2019	% Change

	(in millions)
Sales	$840.9	$849.8	(1)%
Operating income	121.0	77.2	57%
Adjusted EBITDA	134.0	110.5	21%

Sales: CTS sales decreased 1% to $840.9 million in 2020 compared to $849.8 million in 2019. Lower sales in the U.K. and Australia were partially offset by increased sales in North America. The decrease in sales in the U.K. was primarily caused by a reduction in work on fare system hardware while the decrease in sales in Australia was due to a reduction in fare system hardware deliveries, and lower revenue earned on service contracts due to lower transit ridership. In addition, the average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $3.3 million in 2020 compared to 2019. Sales were higher in North America primarily due to increased work on system development contracts in Boston and Chicago, which were partially offset by lower revenue on the system development contract in New York. Sales in 2020 were also negatively impacted in all regions by COVID-19 due to a decrease in sales resulting from lower transit ridership as described in the COVID-19 Update section above. Businesses acquired in 2020 and 2019 whose operations are included in our CTS operating segment had sales of $85.5 million and $74.4 million in 2020 and 2019, respectively.

Operating Income: CTS operating income increased 57% in 2020 to $121.0 million compared to $77.2 million in 2019. Operating income was higher in the U.S. primarily due to increased system development work on our contracts in Chicago and Boston including the impact from the contract amendment signed in 2020, and cost saving initiatives, which were partially offset by lower revenue on our New York contract. Additionally, CTS’s consolidated variable interest entity (VIE) recognized higher operating income due to the contract amendment with our Boston customer. Operating income in the U.K. was slightly higher in 2020 due to productivity measures achieved on service contracts. Operating income in the APAC region slightly decreased in 2020 due to lower profitability on Australian service contracts as a result of lower transit ridership. Operating losses incurred by businesses acquired by CTS during 2020 and 2019 totaled $2.4 million in 2020 and $10.1 million in 2019. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, totaling $20.7 million in 2020 and $27.3 million in 2019. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact.

Adjusted EBITDA: CTS Adjusted EBITDA increased 21% to $134.0 million in 2020 compared to $110.5 million in 2019. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above, excluding amortization of purchased intangibles and acquisition-related expenses. In addition, CTS is required to reflect 100% of the sales and operating income of its consolidated VIE in its operating results. However, because CTS only owns 10% of the consolidated VIE, the CTS Adjusted EBITDA reflects only 10% of the Adjusted EBITDA of the VIE.

Cubic Mission Solutions

	Fiscal 2020	Fiscal 2019	% Change

	(in millions)
Sales	$337.1	$328.8	3%
Operating income (loss)	(26.7)	7.8	nm
Adjusted EBITDA	28.2	34.4	(18)%
nm - not meaningful

Sales: CMS sales increased 3% to $337.1 million in 2020 compared to $328.8 million in 2019. The increase in sales was driven by recently acquired businesses and higher sales of secure network products. Businesses acquired by CMS in 2020 and 2019 had sales of $36.9 million and $7.4 million in 2020 and 2019, respectively. Partially offsetting the increase in sales were lower product deliveries of expeditionary satellite communications products.

Operating Income: The CMS operating loss was $26.7 million in 2020 compared to operating income of $7.8 million in 2019. The operating loss was driven by lower deliveries of expeditionary satellite communications products, incremental investments in technologies being developed for certain secure communications contracts, higher R&D expense, and operating losses incurred by newly acquired businesses. Operating losses incurred by businesses acquired by CMS during 2020 and 2019 totaled $19.0 million in 2020, compared to $6.9 million of operating losses in 2019. These operating losses were driven by acquisition-related expenses, including amortization of intangible assets, totaling $27.2 million in 2020, compared to $4.2 million in 2019.

Adjusted EBITDA: CMS Adjusted EBITDA decreased 18% to $28.2 million in 2020 compared to $34.4 million in 2019. The decrease in CMS Adjusted EBITDA was primarily due to the same factors that drove the change in operating income (loss) described above, excluding amortization of purchased intangibles and acquisition-related expenses.

Cubic Global Defense

	Fiscal 2020	Fiscal 2019	% Change

	(in millions)
Sales	$298.2	$317.9	(6)%
Operating income	22.9	23.0	(0)%
Adjusted EBITDA	32.9	32.8	0%

Sales: CGD sales decreased 6% to $298.2 million in 2020 compared to $317.9 million in 2019. The decrease in sales was due to decreased work on ground combat training system and digital solution contracts based primarily on the timing of delayed orders, partially offset by an increase in air combat training systems work. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CGD sales of $1.2 million for 2020 compared to 2019.

Operating Income: CGD operating income of $22.9 million in 2020 was essentially flat with operating income of $23.0 million in 2019. During 2020, CGD generated higher operating income from higher system development work on air combat training systems, decreased R&D expenditures and lower SG&A costs as a result of productivity and cost saving initiatives were offset by lower income from digital and ground combat training system development contracts. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had no significant impact on CGD operating income between 2019 and 2020.

Adjusted EBITDA: CGD Adjusted EBITDA was $32.9 million in 2020 compared to $32.8 million in 2019. The change in Adjusted EBITDA was primarily driven by the same factors that drove the change in operating income described above.

FISCAL 2019 RESULTS COMPARED WITH FISCAL 2018 RESULTS

CONSOLIDATED RESULTS

	Fiscal 2019	Fiscal 2018	% Change

	(in millions, except per share data)
Sales	$1,496.5	$1,202.9	24%
Operating income	86.2	24.4	253%
Net income from continuing operations	51.1	8.1	534%
Diluted earnings per share from continuing operations attributable to Cubic	1.67	0.29	466%
Adjusted EBITDA	146.6	104.6	41%
Adjusted Net Income	95.6	60.0	59%
Adjusted EPS	3.13	2.19	43%

Note on comparability of fiscal 2019 and 2018 results: We adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (commonly known as Accounting Standards Codification (ASC 606), effective October 1, 2018 using the modified retrospective transition method. In accordance with the modified retrospective transition method, 2019 is presented under ASC 606, while 2018 is presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018.

The table below quantifies the impact of adopting ASC 606 on sales, operating income and net income from continuing operations attributable to Cubic, for the year ended September 30, 2019 (in millions):

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

Sales: Our sales increased 24% to $1.496 billion in 2019 from $1.203 billion in 2018. The increases in sales for CTS and CMS of 27% and 59%, respectively, were partially offset by a decrease in CGD sales of 2%. Sales from businesses we acquired in 2019 and 2018 amounted to $83.3 million and $0.6 million for 2019 and 2018, respectively. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar between 2018 and 2019 had a negative impact on sales of $25.3 million, which was 2% of 2019 sales. See the segment discussions below for further analysis of segment sales.

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

Selling, General, and Administrative: SG&A expenses increased to $270.1 million in 2019, compared to $258.6 million in 2018. However, as a percentage of sales SG&A decreased to 18% in 2019 compared to 22% in 2018. The increase in SG&A expense was primarily due to $29.2 million of SG&A expenses incurred by three businesses we acquired in 2019 including the impacts of business acquisition accounting which is further described in the segment discussions below. These increases in SG&A expenses were partially offset by the results of cost reduction activities undertaken in 2019 as well as reduced strategic and IT system resource expenses which totaled $8.2 million in 2019 compared to $24.1 million in 2018.

Research & Development: Company-sponsored R&D spending totaled $50.1 million in 2019 compared to $52.4 million in 2018. For 2019 there was a shift in the mix of R&D expenditures between our business segments with CMS increasing its portion of our total R&D spend driven by secure communications and ISR-as-a-service technologies and CTS and CGD decreasing.

In addition to company-sponsored R&D, a significant portion of our new product development occurs in conjunction with the performance of work on our contracts. These costs are included in cost of sales in our Consolidated Statements of Operations as they are directly related to contract performance. The cost of contract R&D activities included in our cost of sales was $124.7 million in 2019 compared to $95.0 million in 2018. The increase in contract R&D activities is primarily due to significant development on CTS contracts in New York, Boston, San Francisco Bay Area and Brisbane.

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

In the third quarter of 2019, we sold land and buildings comprising our separate CTS campus in San Diego and entered into a lease with the buyer until the new buildings on our corporate campus are ready for occupancy in fiscal 2021. In the third quarter of 2019, we also sold land and buildings in Orlando, Florida and entered a lease for new space with a smaller footprint in Orlando to accommodate our employees and operations there. In connection with the sale of these real estate campuses we received total net proceeds of $44.9 million and recognized net gains on the sales totaling $32.5 million within operating income.

Operating Income: Operating income increased to $86.2 million in 2019 compared to $24.4 million in 2018 driven by improvements in profitability from all three of our businesses. CTS operating income increased by 28% to $77.2 million in 2019 compared to $60.4 million in 2018, primarily due to increased volumes on contracts in New York, Boston, San Francisco Bay Area and Brisbane. CMS generated operating income of $7.8 million in fiscal 2019 compared to an operating loss of $0.1 million in 2018 which was driven by increases in sales across all major product lines. CGD’s operating income increased 39% to $23.0 million in 2019 compared to $16.6 million in 2018 primarily due to the results of cost reduction efforts and reduced R&D expenditures. Businesses acquired in 2019 and 2018 generated operating losses of $22.9 million in 2019 compared to $3.5 million in 2018, including acquisition-related costs totaling $9.7 million in 2019 and $1.0 million in 2018, and including amortization of purchased intangible assets of $22.0 million in 2019 and $0.5 million in 2018. Excluding the gain on sale of fixed assets noted above, the unallocated corporate and other costs were $54.3 million in 2019 compared to $52.5 million in 2018, and included expenses related to strategic and IT system resource planning as part of our One Cubic initiative totaling $8.2 million in 2019 and $24.1 million in 2018. Unallocated corporate costs also include restructuring charges of $8.9 million and $3.1 million in fiscal years 2019 and 2018, respectively. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in operating income of $3.7 million in 2019 compared to 2018. See the segment discussions below for further analysis of segment operating income.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $6.5 million in 2019 compared to $1.6 million in 2018. The increase in interest income in 2019 was primarily due to the interest income recorded on long-term contracts financing receivables in our consolidated balance sheet. Under ASC 606, in 2019 we recognized interest income on such receivables. Interest expense was $20.5 million in 2019 compared to $10.4 million in 2018. The change in interest expense generally reflected the increase in our average outstanding debt balances primarily due to the acquisition of three businesses.

Other Income (Expense): Other income (expense) netted to expense of $20.0 million in 2019 and $0.7 million in 2018. The nonoperating expense in 2019 included unrealized losses of $21.6 million caused by the change in the fair value of an interest rate swap held by a VIE that is consolidated by Cubic. The 90 percent noncontrolling interest in the net loss of the consolidated VIE, which is comprised primarily of the VIE’s loss on its interest rate swap, is added back to our net income to arrive at net income attributable to Cubic.

Income Tax Provision: Our income tax provision totaled $11.0 million (effective rate of 21%) for fiscal 2019, compared to an income tax provision of $7.1 million (effective rate of 48%) for fiscal 2018. The fiscal 2019 tax provision primarily resulted from tax on foreign earnings and state income tax, partially offset by tax benefits in connection with acquisitions involving significant U.S. deferred tax liabilities which allowed for a subsequent release of deferred tax valuation allowance. The fiscal 2018 tax provision, as a result of the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform), includes a one-time non-cash tax benefit of $7.1 million, primarily related to the re-measurement of certain U.S. deferred tax liabilities and the impact of the utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred tax assets.

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

Net Income (Loss) from Discontinued Operations: Our net loss from discontinued operations was $1.4 million in fiscal 2019 compared to net income from discontinued operations of $4.2 million in fiscal 2018. In fiscal 2018, net income from discontinued operations included the results of the operations of CGD Services through the date of the sale as well as a loss on the sale of CGD Services of $6.1 million. In fiscal 2019, we revised certain estimates related to the working capital settlement and recognized a loss on the sale of CGD Services of $1.4 million in connection with these revisions.

Adjusted EBITDA: Adjusted EBITDA increased 40% to $146.6 million in 2019 compared to $104.6 million in 2018 with increases in all three business segments as described in the segment disclosures below. The increase in Adjusted EBITDA was primarily due to the same factors that drove the increase in operating income described above, excluding the changes in amortization expense, acquisition transaction costs, and restructuring costs as such items are excluded from Adjusted EBITDA. In addition, Adjusted EBITDA increased by $5.9 million in 2019 as a result of the adoption of the new revenue recognition standard

Adjusted Net Income: Adjusted Net Income increased 59% to $95.6 million in 2019 compared to $60.0 million in 2018. The increase in Adjusted Net Income was primarily due to the same factors that drove the increase in net income from continuing operations attributable to Cubic described above, but excludes the changes in amortization expense, the gain on sale of fixed assets, acquisition related costs, restructuring costs, and nonoperating losses. In addition, Adjusted Net Income increased by $9.1 million in 2019 as a result of the adoption of the new revenue recognition standard.

Adjusted EPS: Adjusted EPS increased 43% to $3.13 in 2019 compared to $2.19 in 2018. The increase in Adjusted EPS was due to the same factors that impacted Adjusted Net Income noted above. In addition, Adjusted EPS increased by $0.30 in 2019 as a result of the adoption of the new revenue recognition standard.

SEGMENT RESULTS

Cubic Transportation Systems

	Fiscal 2019	Fiscal 2018	% Change

	(in millions)
Sales	$849.8	$670.7	27%
Operating income	77.2	60.4	28%
Adjusted EBITDA	110.5	73.3	51%

Sales: CTS sales increased 27% to $849.8 million in 2019 compared to $670.7 million in 2018, including the impact of the adoption of ASC 606. The increase in sales was primarily driven by growth in both organic and inorganic business in North America. Sales in 2019 were higher in the U.S. primarily due to system development on contracts in New York, Boston, and the San Francisco Bay Area. Businesses acquired by CTS during fiscal year 2019 had sales of $74.4 million in fiscal year 2019. Sales increased slightly in Australia between fiscal years 2018 and 2019 as increased system development work on a contract in Brisbane was partially offset by the negative impact of foreign currency exchange rates as well as a decrease in service sales. Sales were lower in the UK primarily due to a decrease in system development work in London and the negative impact of currency exchange rates. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CTS sales of $22.2 million for 2019 compared to 2018.

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

Cubic Mission Solutions

	Fiscal 2019	Fiscal 2018	% Change

	(in millions)
Sales	$328.8	$207.0	59%
Operating income (loss)	7.8	(0.1)	nm
Adjusted EBITDA	34.4	26.2	31%
nm - not meaningful

Sales: CMS sales increased 59% to $328.8 million in fiscal 2019 compared to $207.0 million in 2018. The increase in sales resulted from higher product deliveries in all product lines. Businesses acquired during fiscal years 2019 and 2018 whose operations are included in our CMS operating segment had sales of $8.9 million and $0.6 million for fiscal years 2019 and 2018, respectively.

Operating Income: CMS had operating income of $7.8 million in 2019 compared to an operating loss of $0.1 million in 2018. The improvement in operating results was primarily from higher sales from expeditionary satellite communications products and secure networks products partially offset by an increase of $4.4 million in R&D expenditures and operating losses incurred by businesses acquired during fiscal 2019 and 2018. Businesses acquired by CMS in fiscal years 2019 and 2018 incurred operating losses of $12.8 million in fiscal 2019 compared to $3.5 million in fiscal 2018.

Adjusted EBITDA: CMS Adjusted EBITDA increased 31% to $34.4 million in 2019 compared to $26.2 million in 2018. The increase in CMS Adjusted EBITDA was primarily due to the same factors that drove the increase in operating income described above, excluding the changes in amortization expense and acquisition transaction costs. Adjusted EBITDA for CMS increased by $0.5 million in 2019 as a result of the adoption of the new revenue recognition standard.

Cubic Global Defense

	Fiscal 2019	Fiscal 2018	% Change

	(in millions)
Sales	$317.9	$325.2	(2)%
Operating income	23.0	16.6	39%
Adjusted EBITDA	32.8	26.3	25%

Sales: CGD sales decreased 2% to $317.9 million in 2019 compared to $325.2 million in 2018. The timing of sales recognition was impacted favorably by the adoption of ASC 606 as a number of our CGD contracts, most significantly in air combat training and ground live training, for which revenue was historically recorded upon delivery of products to the customer, are now accounted for on the percentage-of-completion cost-to-cost method of revenue recognition. For fiscal 2019, sales were lower from air combat training systems, simulation product development contracts, and international services contracts, partially offset by higher sales from ground combat training systems. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in a decrease in CGD sales of $3.2 million for 2019 compared to 2018.

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

Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (“GAAP”), this Annual Report on Form 10-K also contains non-GAAP measures as defined under Regulation G. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes, and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted Net Income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, loss on extinguishment of debt, acquisition related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of U.S. Tax Reform. Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense (income), acquisition related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our enterprise resource planning system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, and expenses recognized related to the change in the fair value of contingent consideration for acquisitions.

These non-GAAP measures are not measurements of financial performance under GAAP and should not be considered as measures of discretionary cash available to the Company or as alternatives to net income as a measure of performance. In addition, other companies may define these non-GAAP measures differently and, as a result, our non-GAAP measures may not be directly comparable to the non-GAAP measures of other companies. Furthermore, non-GAAP financial measures have limitations as an analytical tool and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is included below.

Adjusted Net Income Reconciliation

	Years Ended September 30,
	2020	2019	2018	2017	2016

	(in millions, except per share data)
GAAP EPS	$(0.12)	$1.67	$0.29	$(0.95)	$(0.45)
GAAP Net income (loss) from continuing operations attributable to Cubic	$(3.7)	$51.1	$8.1	$(25.7)	$(12.1)
Noncontrolling interest in the income (loss) of the VIE	6.6	(9.8)	(0.3)	—	—
Amortization of purchased intangibles	59.3	42.1	27.1	30.2	29.4
(Gain) loss on sale of fixed assets	(0.2)	(32.5)	—	0.4	—
Restructuring costs	16.6	15.4	5.0	2.3	1.3
Loss on extinguishment of debt	16.1	—	—	—	—
Acquisition related expenses, excluding amortization	13.0	13.4	4.5	(0.2)	28.7
Strategic and IT system resource planning expenses	3.9	8.3	24.1	34.4	34.8
Other non-operating expense (income), net	28.8	20.0	0.7	(0.4)	5.0
Noncontrolling interest in Adjusted Net Income of VIE	(24.6)	(9.7)	—	—	—
Tax impact related to acquisitions[1]	(12.4)	(6.6)	(1.2)	(0.1)	(17.6)
Impact of US Tax Reform	0.7	—	(7.0)	—	—
Tax impact related to non-GAAP adjustments[2]	(0.3)	3.9	(1.0)	3.0	(0.7)
Adjusted net income	$103.8	$95.6	$60.0	$43.9	$68.8
Adjusted EPS	$3.32	$3.13	$2.19	$1.62	$2.54

Weighted Average Diluted Shares Outstanding (in thousands)	31,299	30,606	27,351	27,173	27,040

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

(in millions, except margin data)	Years Ended September 30,
Cubic Consolidated	2020	2019	2018	2017	2016
Sales	$1,476.2	$1,496.5	$1,202.9	$1,107.7	$1,070.6
Net income (loss) from continuing operations attributable to Cubic	$(3.7)	$51.1	$8.1	$(25.7)	$(12.1)
Noncontrolling interest in income (loss) of VIE	6.6	(9.8)	(0.3)	-	-
Provision for income taxes	(6.4)	11.0	7.1	14.6	(14.4)
Interest expense, net	20.2	13.9	8.8	14.1	9.8
Loss on extinguishment of debt	16.1	-	-	-	-
Other non-operating expense (income), net	28.8	20.0	0.7	(0.4)	5.0
Operating income (loss)	$61.6	$86.2	$24.4	$2.6	$(11.7)
Depreciation and amortization	88.5	64.7	46.6	48.0	40.3
Noncontrolling interest in EBITDA of VIE	(25.1)	(8.9)	-	-	-
Acquisition related expenses, excluding amortization	13.0	13.4	4.5	(0.2)	28.7
Strategic and IT system resource planning expenses	3.9	8.3	24.1	34.4	34.8
Gain on sale of fixed assets	(0.2)	(32.5)	-	0.4	-
Restructuring costs	16.6	15.4	5.0	2.3	1.3
Adjusted EBITDA	$158.3	$146.6	$104.6	$87.5	$93.4
Adjusted EBITDA margin	10.7%	9.8%	8.7%	7.9%	8.7%

(in millions, except margin data)	Years Ended September 30,
Cubic Transportation Systems	2020	2019	2018
Sales	$840.9	$849.8	$670.7
Operating income	$121.0	$77.2	$60.4
Depreciation and amortization	29.5	30.7	12.0
Noncontrolling interest in EBITDA of VIE	(25.1)	(8.9)	-
Acquisition related expenses, excluding amortization	6.6	8.3	0.5
Restructuring costs	2.0	3.2	0.4
Adjusted EBITDA	$134.0	$110.5	$73.3
Adjusted EBITDA margin	15.9%	13.0%	10.9%

	Years Ended September 30,
Cubic Mission Solutions	2020	2019	2018
Sales	$337.1	$328.8	$207.0
Operating income (loss)	$(26.7)	$7.8	$(0.1)
Depreciation and amortization	47.8	23.3	22.4
Acquisition related expenses, excluding amortization	4.8	3.3	3.7
Restructuring costs	2.3	-	0.2
Adjusted EBITDA	$28.2	$34.4	$26.2
Adjusted EBITDA margin	8.4%	10.5%	12.7%

	Years Ended September 30,
Cubic Global Defense	2020	2019	2018
Sales	$298.2	$317.9	$325.2
Operating income	$22.9	$23.0	$16.6
Depreciation and amortization	7.2	6.8	8.5
Acquisition related expenses, excluding amortization	-	1.7	(0.1)
Gain on sale of fixed assets	(0.2)	(2.0)	-
Restructuring costs	3.0	3.3	1.3
Adjusted EBITDA	$32.9	$32.8	$26.3
Adjusted EBITDA margin	11.0%	10.3%	8.1%

Liquidity and Capital Resources

Operating activities from continuing operations used cash of $8.3 million and $31.9 million in 2020 and 2019, respectively, and provided cash of $8.6 million in 2018. Our operating cash flows have been significantly impacted by our consolidated VIE, which used cash of $112.5 million, $50.2 million, and $22.4 million in 2020, 2019, and 2018, respectively. Excluding the impact of our consolidated VIE, cash flows from operating activities improved by $85.9 million in 2020 as compared to 2019, driven by higher billings and collections on our long-term contracts. Our contract terms with our customers can have a significant impact on our operating cash flows. Contract terms, including payment terms on our long-term development contracts, are customized for each contract based upon negotiations with the respective customer. Changes in the amount of contract assets are reflective of the difference between when costs are incurred and when we are able to bill for milestone payments. In 2020, contract assets decreased by $80.8 million from 2019 while in 2019, contract assets increased by $77.4 million from 2018.

Changes in our operating cash flows have also been impacted by our expenditures on information technology process and supply chain redesign, primarily in 2019 and 2018. Expenditures included as cash used in operations totaled $3.9 million, $8.3 million, and $24.1 million in 2020, 2019, and 2018, respectively.

Investing activities from continuing operations used cash of $279.7 million, $458.8 million, and $47.1 million in 2020, 2019, and 2018, respectively. In 2020, cash used in investing activities included $197.8 million of cash paid related to the acquisition of Pixia and $37.0 million of cash paid related to the acquisition of Delerrok. In addition, investing activities in 2020 included capital expenditures of $49.2 million as well as $5.5 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities.

Cash used in investing activities from continuing operations during 2019 included $237.2 million of cash paid related to the acquisition of Trafficware and $86.8 million of cash paid related to the acquisition of GRIDSMART, $61.9 million of cash paid related to the acquisition of Nuvotronics, and $8.0 million of payments of holdback amounts made to the former owners of DTECH. We also invested $60.7 million in non-marketable equity securities including an initial $50.0 million investment in Pixia. In addition, investing activities in 2019 included net proceeds of $44.9 million for the sale of land and buildings in San Diego and Orlando, and used cash of $49.1 million for capital expenditures.

Cash used in investing activities from continuing operations during 2018 included $16.3 million for acquisitions of businesses in our CMS segment and capital expenditures of $31.7 million.

Financing activities provided cash of $340.8 and $448.5 million in 2020 and 2019, respectively, and used cash of $31.7 million in 2018. Financing activities during 2020 included net short-term borrowings of $20.2 million, net proceeds from long-term borrowings of $244.4 million, a $15.9 million make-whole payment related to the early extinguishment of our senior unsecured notes in March 2020 and $3.4 million of payments for deferred financing fees related to our amended credit facility, as further described below. We used the net proceeds from the short-term and long-term borrowings to finance the acquisitions of Pixia and Delerrok in January 2020 and for general corporate purposes. Net long-term borrowings on the non-recourse debt of our consolidated VIE was $112.3 million during 2020. See discussion of our consolidated VIE in the section below.

Financing activities for 2019 included proceeds of net short-term borrowings of $195.5 million as well as $50.2 million of borrowings on the non-recourse debt of our consolidated VIE. Financing activities in 2019 also included $215.8 million of net proceeds from our underwritten public offering of 3,795,000 shares of our common stock, which was used to repay a portion of our outstanding borrowings under our revolving credit agreement, which has been used to finance the acquisition of Trafficware, and the remainder for general corporate purposes. Financing activities for fiscal year 2018 consisted primarily of net principal repayments of $55.0 million on short-term borrowings.

In fiscal 2020, 2019 and 2018, respectively, we repurchased $3.7 million, $3.7 million and $2.4 million of common stock in connection with our stock-based compensation plan in order to remit employee taxes. Dividends paid to shareholders amounted to $8.4 million ($0.27 cents per share) in 2020, $8.4 million ($0.27 cents per share) in 2019 and $7.3 million ($0.27 cents per share) in 2018.

Consolidated Variable Interest Entity

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships (P3), jointly formed Boston AFC 2.0 HoldCo LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development, and operation of a next-generation fare payment system in Boston (the “Original MBTA Contract”). In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”) to reset the project and modify certain aspects of the Original MBTA Contract. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”.

We have consolidated Boston OpCo into our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Because we consolidate Boston OpCo, payments from Boston OpCo to Cubic are excluded from our cash flows provided by operating activities, and the cash received by Boston OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities. Boston OpCo’s draws on its non-recourse debt amounted to $112.3 million, $50.2 million, and $13.2 million for the years ended September 30, 2020, 2019, and 2018 respectively. Payments we received from Boston OpCo that were not included in our cash provided by operating activities totaled $68.3 million, $48.2 million, and $20.8 million in 2020, 2019, and 2018.

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

Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.5%. Boston OpCo incurred debt issuance and modification costs of $9.2 million during 2020 in connection with the Boston OpCo Amended Credit Agreement which are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. At September 30, 2020, the outstanding balance on the long-term debt facilities was $180.5 million, which is presented net of unamortized deferred financing costs of $17.2 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries.

The Boston OpCo Amended Credit Agreement contains covenants that require Boston OpCo and Cubic to maintain progress on the delivery within a specified timeline and budget and provide regular reporting on such progress. It also contains events of default, including the delivery of a customized fare collection system to the MBTA by a pre-determined date as well as other customary events of default. Failure to meet such delivery date will result in incurring penalties due to the lenders thereunder.

In connection with the Boston OpCo Credit Agreement, Boston OpCo entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt. Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated these interest rate swaps and paid termination costs of $34.4 million to the counterparties. The termination payments are included in cash flows used in operating activities in our Consolidated Statements of Cash Flows. In connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate variable interest rate associated with its long-term debt. At September 30, 2020 and 2019, the outstanding notional principal amounts on open interest rate swaps were $194.0 million and $137.4 million, respectively.

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

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At September 30, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.15%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of September 30, 2020 have an interest rate of approximately 2.74% and outstanding notional principal amounts of $500.0 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of September 30, 2020, there were $444.4 million of borrowings under the Term Loan and $209.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $93.1 million at September 30, 2020, which reduced our available line of credit to $547.9 million.

As of September 30, 2020, we had letters of credit and bank guarantees outstanding totaling $100.0 million, which includes the $93.1 million of letters of credit issued under the Revolving Line of Credit and $6.9 million of letters of credit issued under other facilities. The $100.0 million of letters of credit and bank guarantees includes $96.0 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit totaling $4.0 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. We also use surety bonds as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $25.8 million at September 30, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At September 30, 2020, $6.7 million was outstanding under this arrangement.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2020 was $25.5 million and is classified as restricted cash in our Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Consolidated Balance Sheet in any period presented. As of September 30, 2020 and 2019, we sold $18.4 million and $31.1 million of outstanding trade receivables to financial institutions.

Our financial condition remains strong with net working capital of $164 million and a current ratio of 1.3 to 1 at September 30, 2020. We expect that cash on hand and our Revolving Credit Agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to equity ratio at September 30, 2020 was 66%.

As of September 30, 2020, the majority of the $154.1 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia.

Future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to monitor our intentions to repatriate foreign earnings and provide applicable deferred taxes and withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

Contractual Obligations

The following is a schedule of our contractual obligations outstanding as of September 30, 2020:

		Less than 1
	Total	Year	1 - 3 years	4 - 5 years	After 5 years

	(in millions)
Short-term borrowings	$215.7	$215.7	$—	$—	$—
Long-term debt, including current portion	444.4	11.3	45.0	388.1	—
Interest payments	39.7	9.6	18.2	11.9	—
Operating leases	109.6	18.4	29.8	24.0	37.4
Deferred compensation	11.8	2.1	2.7	2.0	5.0
	$821.2	$257.1	$95.7	$426.0	$42.4

As of September 30, 2020, we had approximately $0.5 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions which are excluded from the table above. None of these liabilities and related interest and penalties are expected to be paid within one year. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. For more information on our uncertain tax positions, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The table above also excludes estimated minimum funding requirements for retirement plans as set forth by statutory requirements. For further information about future minimum contributions for these plans, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The terms of the purchase agreements in certain of our recent business acquisitions provide that we will pay the sellers contingent consideration should the acquired companies meet specified goals. As of September 30, 2020, the maximum future contingent consideration that would be payable if all such goals were met is $29.8 million. However, we are unable to make a reasonable estimate as to the timing and magnitude of such future payments.

Backlog

	September 30,
	2020	2019

	(in millions)
Total backlog
Cubic Transportation Systems	$3,139.9	$2,953.3
Cubic Mission Solutions	153.4	103.7
Cubic Global Defense Systems	373.7	344.0
Total	$3,667.0	$3,401.0

As reflected in the table above, total backlog increased $266.0 million from September 30, 2019 to September 30, 2020 primarily due to an award for an upgrade and extension to the transportation fare collection system for our Chicago customer and a contract amendment with our Boston customer. Changes in exchange rates between the prevailing currency in our foreign operations and the U.S. dollar as of September 30, 2020 increased backlog by $62.2 million.

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

Critical Accounting Policies, Estimates and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, income taxes, valuation of goodwill, purchased intangibles, accounting for business combinations, and pension costs. Additionally, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.

We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Revenue Recognition

Effective October 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly known as ASC 606), using the modified retrospective transition method. The adoption of ASC 606 resulted in a change in our significant accounting policy regarding revenue recognition, as described below. In accordance with the modified retrospective transition method, our Consolidated Statements of Operations for the years ended September 30, 2020 and 2019 and our Consolidated Balance Sheets as of September 30, 2020 and 2019 are presented under ASC 606, while our Consolidated Statement of Operations for the year ended September 30, 2018 is presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018. The cumulative effect of the change in accounting for periods prior to October 1, 2018 was recognized through retained earnings at the date of adoption.

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

Products and services provided under long-term, fixed-price contracts represented approximately 95% of our sales for 2020. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all fixed-price contracts accounted for under the cost-to-cost percentage-of-completion method was higher or lower by one percentage point, our 2020 operating income would have increased or decreased by approximately $6.2 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods using the cumulative catch-up method of accounting. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

The aggregate impact of net changes in contract estimates are presented in the table below (amounts in thousands, excluding per share amounts).

	Years Ended September 30,
	2020	2019	2018
Operating income (loss)	$7,527	$(2,235)	$(6,986)
Net loss from continuing operations attributable to Cubic	(8,131)	(2,351)	(5,146)
Diluted loss per share attributable to Cubic	(0.26)	(0.08)	(0.19)

For our revenue recognition accounting policies, see discussion under “Revenue Recognition” in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Future repatriations of foreign earnings will generally be exempt from U.S. tax. However, we will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings. Tax incurred on Global Intangible Low-Taxes income (GILTI) is treated as a current period income tax expense.

Purchased Intangibles

We generally fund acquisitions using a combination of cash on hand and with the proceeds of debt. Assets acquired and liabilities assumed in connection with an acquisition are recorded at their fair values determined by management as of the date of acquisition. The excess of the transaction consideration over the fair value of the net assets acquired is recorded as goodwill. We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, we utilize independent valuations to assist us in estimating the fair value of purchased intangibles. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 15 years or less. The determination of the value and useful life of purchased intangibles is judgmental in nature and, therefore, the amount of annual amortization expense we record is affected by these judgments. For example, if the weighted average amortization period for our purchased intangibles was one year less than we have determined, our 2020 amortization expense would have increased by approximately $2.6 million.

Valuation of Goodwill

Goodwill balances by reporting unit are as follows:

September 30,	2020	2019	2018

	(in millions)
Cubic Transportation Systems	$287.7	$254.6	$49.8
Cubic Mission Solutions	354.9	181.4	138.1
Cubic Global Defense	142.3	142.1	145.7
Total goodwill	$784.9	$578.1	$333.6

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

For the first step of our fiscal 2020 annual impairment test, we estimated the fair value of CTS based upon market multiples from publicly traded comparable companies and for CGD and CMS, we estimated the fair value based upon a combination of market multiples from publicly traded comparable companies and discounted cash flow models. The discounted cash flows were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of the three-year forecasts. The future cash flows were discounted to present value using a discount rate of 12% for CGD and 16.5% for CMS. The results of our 2020 annual impairment test indicated that the estimated fair value for our CTS and CGD reporting units exceeded their carrying amounts by over 100%, while the estimated fair value of our CMS reporting unit exceeded its carrying amount by over 15%.

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

The assumptions used in developing the required estimates include the following key factors:

●	Discount rates assumption on investment yields available at year-end on high quality corporate long-term bonds
●	Inflation assumption is based on an evaluation of external market indicators
●	Salary growth assumptions reflect our long-term actual experience in relation to the inflation assumption
●	Expected return on plan assets reflects asset allocations, our historical experience, our investment strategy and the views of investment managers and large pension sponsors
●	Retirement rates based primarily on actual plan experience
●	Mortality rates are based on published mortality tables

Changes in the above assumptions can affect our financial statements, although the relatively small size of our defined benefit pension plans limits the impact any individual assumption changes would have on earnings. For example, if the assumed rate of return on pension assets was 25 basis points higher or lower than we have assumed, our 2020 net earnings would have increased or decreased by approximately $0.6 million, assuming all other assumptions were held constant.

Holding all other assumptions constant, an increase or decrease of 25 basis points in the discount rate assumption for 2020 would increase or decrease net earnings for 2020 by approximately $0.5 million and would have decreased or increased the amount of the benefit obligation recorded at September 30, 2020, by approximately $10.2 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At times we invest in money market instruments and short-term marketable debt securities whose return is tied to short-term interest rates being offered at the time the investment is made. We maintain short-term borrowing arrangements in the U.S. and U.K. which are also tied to short-term rates (the U.S. dollar LIBOR rate and the Bank of England Base Rate). See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information.

Interest income and expense is affected by changes in the general level of interest rates in the U.S., the U.K., Australia and New Zealand. These income streams are generally not hedged. We have hedged our exposure to short-term interest rates by entering into a pay-fixed/receive variable-interest rate swap. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for more information. We believe that we are not significantly exposed to interest rate risk at this time.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended September 30,
	2020	2019	2018
Net sales:
Products	$947,765	$1,011,069	$704,941
Services	528,470	485,406	497,957
	1,476,235	1,496,475	1,202,898
Costs and expenses:
Products	678,840	732,137	472,698
Services	340,807	332,923	362,694
Selling, general and administrative expenses	274,701	270,064	258,644
Research and development	44,574	50,132	52,398
Amortization of purchased intangibles	59,309	42,106	27,064
Gain on sale of property, plant and equipment	(170)	(32,510)	—
Restructuring costs	16,599	15,386	5,018
	1,414,660	1,410,238	1,178,516

Operating income	61,575	86,237	24,382

Other income (expenses):
Interest and dividend income	7,522	6,519	1,615
Interest expense	(27,685)	(20,453)	(10,424)
Loss on extinguishment of debt	(16,090)	—	—
Other income (expense), net	(28,767)	(19,957)	(687)

Income (loss) from continuing operations before income taxes	(3,445)	52,346	14,886

Income tax provision (benefit)	(6,380)	11,040	7,093

Income from continuing operations	2,935	41,306	7,793
Net income (loss) from discontinued operations	436	(1,423)	4,243
Net income	3,371	39,883	12,036

Less noncontrolling interest in net income (loss) of VIE	6,592	(9,811)	(274)

Net income (loss) attributable to Cubic	$(3,221)	$49,694	$12,310

Amounts attributable to Cubic:
Net income (loss) from continuing operations	(3,657)	51,117	8,067
Net income (loss) from discontinued operations	436	(1,423)	4,243
Net income (loss) attributable to Cubic	$(3,221)	$49,694	$12,310

Net income (loss) per share:
Basic
Continuing operations attributable to Cubic	$(0.12)	$1.68	$0.30
Discontinued operations	$0.01	$(0.05)	$0.16
Basic earnings per share attributable to Cubic	$(0.10)	$1.63	$0.45

Diluted
Continuing operations attributable to Cubic	$(0.12)	$1.67	$0.29
Discontinued operations	$0.01	$(0.05)	$0.16
Diluted earnings per share attributable to Cubic	$(0.10)	$1.62	$0.45

Weighted average shares used in per share calculations:
Basic	31,299	30,495	27,229
Diluted	31,299	30,606	27,351

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Net income	$3,371	$39,883	$12,036
Other comprehensive income (loss):
Adjustment to pension liability, net of tax	(1,314)	(19,481)	5,540
Foreign currency translation	9,266	(11,286)	(8,126)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(15,191)	3,103	34
Adjustment for net gains/losses realized and included in net income, net of tax	(2,671)	(1,386)	929
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(17,862)	1,717	963
Total other comprehensive loss	(9,910)	(29,050)	(1,623)
Total comprehensive income (loss)	(6,539)	10,833	10,413
Noncontrolling interest in comprehensive income (loss) of consolidated VIE, net of tax	6,592	(9,811)	(274)
Comprehensive income (loss) attributable to Cubic, net of tax	$(13,131)	$20,644	$10,687

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$128,619	$65,800
Cash of consolidated VIE	1,065	347
Restricted cash	25,478	19,507
Restricted cash of consolidated VIE	1,822	9,967
Accounts receivable:
Billed	161,473	127,406
Allowance for doubtful accounts	(1,498)	(1,392)
	159,975	126,014

Contract assets	268,773	349,559
Recoverable income taxes	17,434	7,754
Inventories	127,251	106,794
Other current assets	32,626	38,534
Other current assets of consolidated VIE	31	33
Total current assets	763,074	724,309

Long-term contracts financing receivables	64,642	36,285
Long-term contracts financing receivables of consolidated VIE	221,245	115,508
Property, plant and equipment, net	166,301	144,969
Operating lease right-of-use asset	87,167	—
Deferred income taxes	4,790	4,098
Goodwill	784,882	578,097
Purchased intangibles, net	210,361	165,613
Other assets	21,759	76,872
Other assets of consolidated VIE	—	1,419
Total assets	$2,324,221	$1,847,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$215,716	$195,500
Trade accounts payable	156,953	180,773
Trade accounts payable of consolidated VIE	49	25
Contract liabilities	75,546	46,170
Accrued compensation	75,924	58,343
Other current liabilities	50,464	36,670
Other current liabilities of consolidated VIE	85	191
Income taxes payable	799	773
Current portion of long-term debt	11,250	10,714
Total current liabilities	586,786	529,159

Long-term debt	430,115	189,110
Long-term debt of consolidated VIE	163,348	61,994
Operating lease liability	80,568	—
Financing lease liability	395	—
Accrued pension liability	19,760	25,386
Deferred compensation	9,570	11,040
Income taxes payable	539	937

	September 30,
	2020	2019
Deferred income taxes	6,187	4,554
Other noncurrent liabilities	32,883	22,817
Other noncurrent liabilities of consolidated VIE	5,890	21,605

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares, none issued	—	—
Common stock, no par value; authorized 50,000 shares
40,274 issued and 31,329 outstanding at September 30, 2020
40,124 issued and 31,178 outstanding at September 30, 2019	295,986	274,472
Retained earnings	850,472	862,948
Accumulated other comprehensive loss	(149,603)	(139,693)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	960,777	961,649
Noncontrolling interest in VIE	27,403	18,919
Total shareholders’ equity	988,180	980,568
Total liabilities and shareholders’ equity	$2,324,221	$1,847,170

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2020	2019	2018
Operating Activities:
Net income	$3,371	$39,883	$12,036
Net (income) loss from discontinued operations	(436)	1,423	(4,243)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	88,482	64,742	46,600
Share-based compensation expense	22,728	15,488	7,515
Change in fair value of contingent consideration	(1,856)	(1,005)	1,029
Change in fair value of interest rate swap of consolidated VIE	18,687	—	—
Gain on sale of property, plant and equipment	(170)	(32,510)	—
Gain on sale of investment in real estate	—	—	(1,474)
Deferred income taxes	(15,160)	(3,363)	(6,860)
Deferred compensation	(1,470)	(436)	41
Net pension benefit	(833)	(1,337)	(2,770)
Loss on extinguishment of debt	16,090	—	—
Other items	2,202	—	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(35,177)	44,473	(34,762)
Contract assets	84,899	(83,697)	—
Inventories	(19,720)	(31,544)	3,023
Prepaid expenses and other current assets	6,443	5,317	(15,455)
Long-term financing receivables	(133,894)	(56,575)	—
Long-term capitalized contract costs	—	—	(29,552)
Operating lease right of use asset	(9,715)	—	—
Accounts payable and other current liabilities	(3,031)	27,792	30,423
Contract liabilities	27,531	(15,359)	21,566
Income taxes	(8,610)	(17,268)	(361)
Operating lease liability	6,894	—	—
Other items, net	(55,546)	12,125	(18,167)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(8,291)	(31,851)	8,589
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	3,417	—	10,376
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,874)	(31,851)	18,965

Investing Activities:
Acquisition of businesses, net of cash acquired	(234,788)	(393,908)	(16,322)
Proceeds from sale of property, plant and equipment	—	44,891	—
Purchases of property, plant and equipment	(49,247)	(49,084)	(31,696)
Proceeds from sale of investment in real estate	—	—	2,400
Purchase of non-marketable debt and equity securities	(1,173)	(60,694)	(1,500)
Receipt of withheld proceeds from sale of trade receivables	5,521	—	—
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(279,687)	(458,795)	(47,118)
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—	133,795
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(279,687)	(458,795)	86,677

Financing Activities:
Proceeds from short-term borrowings	1,100,163	898,000	269,770
Principal payments on short-term borrowings	(1,080,000)	(702,500)	(324,770)
Proceeds from long-term borrowings	450,000	—	—
Principal payments on long-term borrowings	(205,622)	—	—

	Years Ended September 30,
	2020	2019	2018
Proceeds from long-term borrowings of consolidated VIE	204,905	50,162	13,196
Principal payments on long-term borrowings of consolidated VIE	(92,575)	—	—
Debt extinguishment make-whole payment	(15,856)	—	—
Deferred financing fees	(3,354)	(1,907)	—
Deferred financing fees of consolidated VIE	(9,153)	—	(4,778)
Proceeds from stock issued under employee stock purchase plan	2,493	1,832	1,517
Purchase of common stock	(3,707)	(3,688)	(2,449)
Dividends paid	(8,431)	(8,414)	(7,355)
Contingent consideration payments related to acquisitions of businesses	—	(820)	(1,156)
Equity contribution from Boston VIE partner	1,892	—	24,349
Proceeds from equity offering, net	—	215,832	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	340,755	448,497	(31,676)

Effect of exchange rates on cash	5,169	(1,838)	(2,935)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	61,363	(43,987)	71,031

Cash, cash equivalents and restricted cash at the beginning of the period	95,621	139,608	68,577

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$156,984	$95,621	$139,608

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration liability incurred with the acquisition of Delerrok	$1,600	$—	$—
Withheld proceeds from the sale of trade receivables to be received in fiscal 2021	$1,842	$—	$—
Liability recognized in connection with the acquisition of Nuvotronics, net	$—	$4,900	$—
Liability recognized in connection with the acquisition of Shield Aviation, net	$—	$—	$6,248

See accompanying notes.

CUBIC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding

October 1, 2017	$37,850	794,485	(106,626)	(36,078)	—	27,127

Net income (loss)	—	12,310	—	—	(274)	—
Other comprehensive loss, net of tax	—	—	(1,623)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	158
Stock issued under employee stock purchase plan	1,517	—	—	—	—	26
Purchase of common stock	(2,449)	—	—	—	—	(56)
Stock-based compensation	8,090	—	—	—	—	—
Equity contribution of noncontrolling interest	—	—	—	—	24,349	—
Cumulative effect of accounting standard adoption	—	2,394	(2,394)	—	—	—
Cash dividends paid - $.27 per share of common stock	—	(7,355)	—	—	—	—

September 30, 2018	45,008	801,834	(110,643)	(36,078)	24,075	27,255

Net income (loss)	—	49,694	—	—	(9,811)	—
Other comprehensive loss, net of tax	—	—	(29,050)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	145
Stock issued under employee stock purchase plan	1,832	—	—	—	—	32
Purchase of common stock	(3,688)	—	—	—	—	(49)
Stock-based compensation	15,488	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	19,834	—	—	4,655	—
Stock issued under equity offering, net	215,832	—	—	—	—	3,795
Cash dividends paid - $.27 per share of common stock	—	(8,414)	—	—	—	—

September 30, 2019	274,472	862,948	(139,693)	(36,078)	18,919	31,178

Net income (loss)	—	(3,221)	—	—	6,592	—
Other comprehensive loss, net of tax	—	—	(9,910)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	158
Stock issued under employee stock purchase plan	2,493	—	—	—	—	48
Purchase of common stock	(3,707)	—	—	—	—	(55)
Stock-based compensation	22,728	—	—	—	—	—
Equity contribution of noncontrolling interest	—	—	—	—	1,892	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—
Cash dividends paid - $.27 per share of common stock	—	(8,431)	—	—	—	—

September 30, 2020	$295,986	$850,472	$(149,603)	$(36,078)	$27,403	31,329

See accompanying notes.

CUBIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

We have historically operated in three reportable business segments: Cubic Transportation Systems (CTS), Cubic Global Defense Systems (CGD), and Cubic Mission Solutions (CMS). In August 2020, we implemented a plan to realign and combine our CMS segment with our CGD segment into Cubic Mission and Performance Solutions (CMPS). The realignment will leverage common technologies across the combined defense business, enhance collaboration and customer intimacy globally, reduce complexity and costs, and increase organizational efficiency. We performed an assessment of our operating segments and reportable segments as of September 30, 2020, which is based upon factors such as the nature of the business activities and customers, and the nature of the information presented to our chief operating decision maker. Based on this assessment, we have concluded that CTS, CMS and CGD each remain separate operating segments and reportable segments as of September 30, 2020.

In fiscal 2018 we sold our legacy services business, CGD Services. The operating results, assets, liabilities, and cash flows of CGD Services in our consolidated financial statements have been classified as discontinued operations for all periods presented. Refer to “Note 2 – Acquisitions and Divestitures” for additional information about the sale of CGD Services and the related discontinued operation classification and “Note 16 – Business Segment Information” for additional information and disclosures of our operating and reportable segments.

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

Transactions denominated in currencies other than our own subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as a component of other income (expense). Total transaction gains and losses, which are related primarily to advances to foreign subsidiaries and advances between foreign subsidiaries amounted to a gain of $2.4 million in 2020, a gain of $0.7 million in 2019 and a loss of $2.2 million in 2018.

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

In accordance with the modified retrospective transition method, our Consolidated Statements of Operations for the years ended September 30, 2020 and 2019 and our Consolidated Balance Sheets as of September 30, 2020 and 2019 are presented under ASC 606, while our Consolidated Statement of Operations for the year ended September 30, 2018 is presented under ASC 605, Revenue Recognition, the accounting standard in effect for periods ending prior to October 1, 2018.

Upon adoption of ASC 606, we recorded a net increase to shareholders’ equity of $24.5 million, which includes the acceleration of net sales of approximately $114.9 million and related cost of sales of $90.4 million. The adjustment to shareholders’ equity primarily relates to multiple element transportation contracts that previously required the deferral of revenue and costs during the design and build phase, as the collection of all customer payments occurs during the subsequent operate and maintain phase. Under ASC 606, deferral of such revenue and costs is not appropriate. In addition, the adjustment to shareholders’ equity is attributed to contracts previously accounted for under the units-of-delivery method, which are now recognized under ASC 606 earlier in the performance period as costs are incurred, as opposed to when the units are delivered under ASC 605. In accordance with the modified retrospective transition provisions of ASC 606, we will not recognize any of the accelerated net sales and related cost of sales through October 1, 2018 in our Consolidated Statements of Operations for any historical or future period.

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

Our contracts contain varying billing timetables and payment terms. Typical payment terms under fixed-price design and build type contracts provide that the customer pays either performance-based payments based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. For the majority of our service contracts, we generally bill on a monthly basis which corresponds with the satisfaction of our monthly performance obligation under these contracts. We recognize a liability for payments received in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract. For certain of our multiple-element arrangements, the contract specifies that we will not be paid upon the delivery of certain performance obligations, but rather we will be paid when subsequent performance obligations are satisfied. Generally, in these cases we have determined that a separate financing component exists as a performance obligation under the contract. We determine the value of the embedded financing component by discounting the repayment of the financed amount over the implied repayment term using the effective interest method. This discounting methodology uses an implied interest rate which reflects the credit quality of the customer and represents an interest rate that would be similar to what we would offer the customer in a separate financing transaction. Unpaid principal and interest amounts associated with the financed performance obligation and the value of the embedded financing component are presented as long-term contracts financing receivables in our consolidated balance sheet. We recognize the allocated transaction price of the financing component as interest income over the implied financing term.

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

Contract Estimates: Use of the cost-to-cost or other similar methods of revenue recognition requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, and in some cases result in liabilities to complete contracts in a loss position. Refer to “Note 4 – Revenue Recognition” for the aggregate impact of net changes in contract estimates.

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. Refer to Note 4 for further details.

Disaggregation of Revenue: See Note 16 for information regarding our sales by customer type, contract type and geographic region for each of our segments. We believe those categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Cash Equivalents: We consider highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents excludes $27.3 million and $29.5 million of restricted cash at September 30, 2020 and 2019, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Restricted Cash: Restricted cash represents cash that is restricted as to usage for legal or contractual reasons. Restricted cash is classified either as current or noncurrent, depending upon the date of the lapse of the respective restriction. Restricted cash is included in cash, cash equivalents and restricted cash in our consolidated statements of cash flows.

Accounts Receivable: Receivables consist of billed amounts due from our customers. Due to the nature of our customers, we generally do not require collateral. We have limited exposure to credit risk given the high credit quality of our customers, and we have historically collected substantially all of our receivables. We generally require minimal allowance for doubtful accounts for our customers, which amounted to $1.5 million and $1.4 million as of September 30, 2020 and 2019, respectively.

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

Goodwill and Purchased Intangibles: We evaluate goodwill for potential impairment annually as of July 1, or when circumstances indicate that the carrying amount may not be recoverable. The test is performed by comparing the fair value of each of our reporting units to its carrying amount, including recorded goodwill. If the carrying amount exceeds the fair value, goodwill is impaired. Through the end of fiscal 2020, we measured any impairment by comparing the implied fair value of goodwill to its carrying amount, and any impairment determined would be recorded in the current period. Our purchased intangible assets are subject to amortization. In cases where we determine that a pattern in which the intangible asset will be consumed can be reliably determined, we use an amortization method that best matches that expected pattern. If we believe that such a pattern cannot be reliably determined, we use a straight-line method of amortization.

Impairment of Long-Lived Assets: We generally evaluate the carrying values of long-lived assets other than goodwill for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. If we determined there was any impairment, we would measure it by comparing the fair value of the related asset to its carrying value and record the difference in the current period. Fair value is generally determined by identifying estimated discounted cash flows to be generated by those assets. We have not recorded any impairment of long-lived assets for the years ended September 30, 2020, 2019 or 2018.

Recognizing assets acquired and liabilities assumed in a business combination: Acquired assets and assumed liabilities are recognized in a business combination on the basis of their fair values at the date of acquisition. We assess fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using a variety of methods including income approaches such as present value techniques or cost approaches such as the estimation of current selling prices and replacement values. Fair value of the assets acquired and liabilities assumed, including intangible assets and contingent payments, are measured based on the assumptions and estimations with regards to the variable factors such as the amount and timing of future cash flows for the asset or liability being measured, appropriate risk-adjusted discount rates, nonperformance risk, or other factors that market participants would consider. Upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes, which are based on the underlying expected undiscounted cash flows of such assets. Adjustments to inventory are based on the fair market value of inventory and amortized into income based on the period in which the underlying inventory is sold. Adjustments to deferred revenue are based on the fair value of the deferred revenue and amortized into income over the underlying deferred revenue period. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Actual results may vary from projected results and assumptions used in the fair value assessments.

Contract Liabilities: Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

Contingencies: We establish reserves for loss contingencies when, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

Derivative Financial Instruments: All derivatives are recorded at fair value; however, the classification of gains and losses resulting from changes in the fair values of derivatives are dependent on the intended use of the derivative and its resulting designation. If a derivative is designated as a fair value hedge, then a change in the fair value of the derivative is offset against the change in the fair value of the underlying hedged item and only the ineffective portion of the hedge, if any, is recognized in earnings. If a derivative is designated as a cash flow hedge, both the effective and ineffective portions of a change in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. We classify the fair value of all derivative contracts as current or noncurrent assets or liabilities, depending on the realized and unrealized gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows. The cash flows from derivatives treated as hedges are classified in the consolidated statements of cash flows in the same category as the item being hedged.

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

Comprehensive Income (Loss): Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, net of tax, and pension liability adjustments, net of tax is included in our Consolidated Statement of Comprehensive Income as other comprehensive income (loss).

Research and Development (R&D): We record the cost of company-sponsored R&D activities as the expenses are incurred. The cost of engineering and product development activities incurred in connection with the performance of work on our contracts is included in cost of sales as they are directly related to contract performance.

Stock-Based Compensation: Restricted stock units (RSUs) are granted to eligible employees and directors and represent rights to receive shares of common stock at a future date if vesting occurs. We have three general categories of awards: RSUs with time-based vesting, RSUs with performance-based vesting, and RSUs with performance and market-based vesting. Compensation expense for all RSUs is measured at fair value at the grant date and recognized based upon the number of RSUs that ultimately vest. We determine the fair value of RSUs based on the closing market price of our common stock on the grant date. The grant date of the performance-based RSUs takes place when the grant is authorized and the specific achievement goals are communicated. See Note 14 for further information on our stock based compensation plans.

Income Taxes: Our provision for income taxes includes federal, state, local and foreign income taxes. We provide deferred income taxes on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates we expect to apply when the temporary differences are settled or realized. Tax law and rate changes are reflected in income in the period such changes are enacted. We establish valuation allowances for deferred tax assets when the amount of future taxable income we expect is not likely to support the realization of the temporary differences. After the enactment of the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform), we have provided for deferred taxes on unremitted earnings, as applicable. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision. Tax incurred on Global Intangible Low-Taxes Income (GILTI) is treated as a current period income tax expense.

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

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018

Weighted average shares - basic	31,299	30,495	27,229
Effect of dilutive securities	—	111	122
Weighted average shares - diluted	31,299	30,606	27,351

Number of anti-dilutive securities	1,064	—	—

Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (commonly known as ASC 842). Under the guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASC 842 on October 1, 2019 using the optional transition method and, as a result, did not recast prior period unaudited comparative financial statements. All prior period amounts and disclosures are presented under ASC 840, Leases, the legacy lease accounting guidance. We elected the practical expedients which provide that entities need not reassess whether existing contracts contain a lease, lease classification of existing leases, or the treatment of initial direct costs on existing leases. On October 1, 2019, we recorded a right-of-use asset of $80.0 million and a lease liability of $88.0 million in our consolidated balance sheets. We also recorded a $0.8 million decrease in retained earnings related to the adoption of ASC 842. The adoption of the standard did not have a material impact on our consolidated statements of operations or consolidated statements of cash flows.

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

NOTE 2—ACQUISITIONS AND DIVESTITURES

Sale of CGD Services

On May 31, 2018, we sold our Cubic Global Defense Services (“CGD Services”) business to Nova Global Supply & Services, LLC (Purchaser), an entity affiliated with GC Valiant, LP. In accordance with the terms of the stock purchase agreement executed in connection with the transaction, the Purchaser agreed to pay us $135.0 million in cash upon the closing of the transaction, adjusted for the estimated working capital of CGD Services at the date of the sale compared to a working capital target established by the parties. In fiscal 2018, we received $133.8 million in connection with the sale and we recorded a receivable from the Purchaser for the estimated amount due related to the working capital settlement. Subsequent to the close of the sale we have worked with the Purchaser and revised certain estimates related to the working capital settlement and have recognized insignificant gains and losses in connection with the settlement revisions. In fiscal 2020, we settled the working capital receivable with the purchaser and received cash of $2.7 million. The operations and cash flows of CGD services through May 31, 2018 are reflected in our financial statements as discontinued operations on a net basis. The loss recognized on the sale during fiscal 2018 and subsequent working capital adjustments are likewise classified as discontinued operations.

Business Acquisitions

Each of the following acquisitions have been treated as a business combination for accounting purposes. The results of operations of each acquired business have been included in our consolidated financial statements since the respective date of each acquisition.

Cubic Transportation Systems (“CTS”)

Delerrok Inc.

In fiscal 2018 and 2019 we invested a total of $8.3 million to purchase 17.5% of the outstanding shares of common stock of Delerrok Inc. (“Delerrok”), a private technology company based in Vista, California, that specializes in electronic fare collection systems for the mid-market. Our purchase agreement included an option to purchase the remaining 82.5% of Delerrok’s outstanding shares of common stock, which we exercised in November 2019. On January 3, 2020, we completed the purchase of the remaining 82.5% of Delerrok’s outstanding shares of common stock for aggregate consideration consisting of $37.0 million in net cash, resulting in our ownership of all of Delerrok’s shares of common stock. We are also required to pay the sellers up to an additional $2.0 million if Delerrok’s sales exceed certain levels from the date of acquisition through December 31, 2020.

Prior to the acquisition of all of Delerrok’s outstanding shares of common stock, we accounted for our investment in Delerrok using the cost method of accounting. We began consolidating Delerrok in our financial statements effective January 3, 2020. The estimated acquisition-date fair value of consideration is $45.1 million. The acquisition was financed primarily with proceeds from draws on our line of credit and is comprised of total cash paid of $43.5 million plus the estimated fair value of contingent consideration of $1.6 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$14.9
Trade name	0.9
Accounts receivable	0.9
Other net assets acquired (liabilities assumed)	(0.2)
Deferred tax liability	(2.0)
Net identifiable assets acquired	14.5
Goodwill	30.6
Net assets acquired	$45.1

The estimated fair values of assets acquired and liabilities assumed, including purchased intangibles, are preliminary estimates pending the finalization of our detailed valuation analyses and necessary calculations. The estimated fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued. The trade name valuation used the relief from royalty method and the technology valuations used the excess earnings method.

The intangible assets are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets, over an average useful life of approximately ten years from the date of acquisition.

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

Prior Fiscal Years Acquisitions

In January 2019 and October 2018, respectively, we acquired all of the outstanding shares of capital stock of GRIDSMART Technologies, Inc. (“GRIDSMART”), a provider of differentiated video tracking solutions and Advanced Trafficware Solutions, Inc. (“Trafficware”), a provider of intelligent traffic solutions. The acquisition date fair-value of consideration was $86.8 million for GRIDSMART and $237.2 million for Trafficware.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed (in millions):

	GRIDSMART	Trafficware
Technology	$25.7	$43.3
Customer relationships	3.6	21.9
Backlog	—	4.8
Trade name	2.4	4.6
Inventory	4.3	9.9
Accounts receivable	1.7	10.4
Accounts payable and accrued expenses	(1.9)	(9.5)
Deferred taxes	(3.3)	—
Other net assets acquired (liabilities assumed)	0.5	(2.0)
Net identifiable assets acquired	33.0	83.4
Goodwill	53.8	153.8
Net assets acquired	$86.8	$237.2

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued and are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets. The average useful life of these assets is eight years for GRIDSMART and seven years for Trafficware.

The goodwill resulting from these acquisitions consists primarily of the synergies expected from combining the operations of GRIDSMART and Trafficware with our existing CTS business, and strengthening our capability of developing and integrating products in our CTS portfolio. The resulting goodwill from each acquisition also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amounts recorded as goodwill are allocated to our CTS segment and are not expected to be deductible for tax purposes.

Operating Results

The sales and results of operations from Delerrok, GRIDSMART and Trafficware included in our operating results were as follows (in millions):

	September 30, 2020
	Delerrok	GRIDSMART	Trafficware
Sales	$1.7	$27.8	$56.0
Operating income (loss)	(2.4)	3.6	(3.6)
Net income (loss) after taxes	(2.4)	3.6	(3.6)

	September 30, 2019
	Delerrok	GRIDSMART	Trafficware
Sales	$—	$20.6	$53.8
Operating income (loss)	—	0.9	(11.0)
Net income (loss) after taxes	—	0.9	(11.0)

The operating results above included the following amounts (in millions):

	September 30, 2020
	Delerrok	GRIDSMART	Trafficware
Amortization	$1.3	$5.3	$11.4
Acquisition-related expenses	1.6	0.7	1.1
(Gain) loss for changes in fair value of contingent consideration	(0.7)	—	—

	September 30, 2019
	Delerrok	GRIDSMART	Trafficware
Amortization	$—	$4.0	$15.3
Acquisition-related expenses	—	2.9	5.2

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions are as follows (in millions):

Year Ending September 30,	Delerrok	GRIDSMART	Trafficware
2021	$1.7	$3.9	$11.4
2022	1.6	3.5	11.4
2023	1.6	3.5	6.4
2024	1.6	3.5	5.9
2025	1.6	3.5	5.9
Thereafter	6.4	4.6	6.9

Cubic Mission Solutions (“CMS”)

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding shares of PIXIA Corp (“Pixia”), a provider of high performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures. The purchase agreement with Pixia included an option to purchase the remaining 80% of its shares of capital stock for $200.0 million, subject to certain post-closing adjustment provisions, which we exercised in November 2019. On January 3, 2020, we completed the purchase of the remaining 80% of Pixia’s issued and outstanding shares of capital stock for aggregate consideration consisting of $197.8 million in net cash, resulting in our ownership of all of Pixia’s issued and outstanding shares of capital stock. The acquisition was financed primarily with proceeds from draws on our line of credit.

From June 27, 2019 through January 3, 2020, we accounted for our 20% ownership of Pixia using the equity method of accounting. Upon completion of the acquisition of the remaining 80% ownership interest, we began consolidating Pixia into our financial statements. The acquisition-date fair value of consideration transferred is $245.2 million and is comprised of cumulative cash paid of $247.8 million, less a $2.0 million dividend received from Pixia and less a $0.6 million loss recognized during the period that we accounted for our 20% ownership of Pixia using the equity method of accounting.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date (in millions):

Backlog	$42.5
Customer relationships	25.5
Developed technology	14.1
Trade name	5.7
Accounts receivable, prepaids and other assets	3.8
Deferred taxes	(17.6)
Other net assets acquired (liabilities assumed)	(1.8)
Net identifiable assets acquired	72.2
Goodwill	173.0
Net assets acquired	$245.2

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

Prior Fiscal Years Acquisitions

In March 2019 and July 2018, respectively, we acquired all of the outstanding shares of capital stock of Nuvotronics, Inc. (“Nuvotronics”), a provider of microfabricated radio frequency products, and Shield Aviation, Inc. (“Shield”), a provider of autonomous aircraft systems (AAS) for intelligence, surveillance and reconnaissance services. The acquisition date fair-value of consideration was $66.8 million for Nuvotronics and $12.8 million for Shield.

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed (in millions):

	Nuvotronics	Shield
Technology	$22.7	$6.0
Backlog and customer relationships	2.0	—
Trade name	1.5	—
Non-compete agreements	0.5	—
Accounts receivable and contract assets	2.6	—
Fixed assets	2.7	—
Accounts payable and accrued expenses	(1.8)	—
Deferred taxes	(3.2)	—
Other net assets acquired (liabilities assumed)	(0.6)	0.3
Net identifiable assets acquired	26.4	6.3
Goodwill	40.4	6.5
Net assets acquired	$66.8	$12.8

The fair values of purchased intangibles were determined using the valuation methodology deemed to be the most appropriate for each type of asset being valued and are being amortized using straight-line methods based on the expected period of undiscounted cash flows that will be generated by the assets. The average useful life of these assets is nine years for Nuvotronics and eight years for Shield.

The goodwill resulting from these acquisitions consists primarily of the synergies expected from combining the operations of Nuvotronics and Shield with our existing CMS business, and strengthening our capability of developing and integrating products in our CMS portfolio. The resulting goodwill from each acquisition also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amounts recorded as goodwill are allocated to our CMS segment and are not expected to be deductible for tax purposes.

Operating Results

Pixia’s, Nuvotronics’, and Shield’s sales and results of operations included in our operating results were as follows (in millions):

	September 30, 2020
	Pixia	Nuvotronics	Shield
Sales	$23.4	$13.5	$—
Operating loss	(9.2)	(9.8)	(6.5)
Net loss after taxes	(9.2)	(9.8)	(6.5)

	September 30, 2019
	Pixia	Nuvotronics	Shield
Sales	$—	$7.4	$—
Operating loss	—	(6.9)	(5.3)
Net loss after taxes	—	(6.9)	(5.3)

Pixia’s, Nuvotronics’, and Shield’s operating results above included the following amounts (in millions):

	September 30, 2020
	Pixia	Nuvotronics	Shield
Amortization	$21.5	$4.0	$0.8
Acquisition-related expenses	4.2	1.7	—
(Gain) loss for changes in fair value of contingent consideration	—	(4.2)	1.8

	September 30, 2019
	Pixia	Nuvotronics	Shield
Amortization	$—	$1.2	$0.8
Acquisition-related expenses	—	3.7	—
Gain for changes in fair value of contingent consideration	—	(0.7)	(1.8)

Shield did not have material operating results in the year ended September 30, 2018.

The estimated amortization expense related to the intangible assets recorded in connection with these acquisitions is as follows (in millions):

Year Ending September 30,	Pixia	Nuvotronics	Shield
2021	$28.7	$3.0	$0.8
2022	12.7	3.0	0.8
2023	7.3	2.9	0.8
2024	7.3	2.7	0.8
2025	7.3	2.5	0.8
Thereafter	3.2	7.6	0.6

Pro Forma Information

The following unaudited pro forma information presents our consolidated results of operations as if Pixia, Nuvotronics, Shield, Delerrok, GRIDSMART, and Trafficware had been included in our consolidated results since October 1, 2018 (in millions):

	Year Ended
	September 30,
	2020	2019
Net sales	$1,480.5	$1,540.3
Net income (loss)	$(12.5)	$26.4

The pro forma information includes adjustments to give effect to events that are directly attributable to the acquisitions and have a continuing impact on our operations including the amortization of purchased intangibles. No adjustments were made for transaction expenses, other items that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2018, and it does not purport to project our future operating results.

NOTE 3—VARIABLE INTEREST ENTITIES

In accordance with ASC 810, Consolidation, we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors, to determine if they are a variable interest entity (a “VIE”). We consider a partnership or joint venture to be a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing, or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity. We continually assess each VIE to determine if we are its primary beneficiary. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE design, ownership and voting structure, contractual relationships, distribution of profits and losses, risks, responsibilities, and indebtedness in determining if we are the primary beneficiary.

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston, Massachusetts (the “Original MBTA Contract”). Boston HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”. Based on our assessment under ASC 810, we concluded that Boston OpCo and Boston HoldCo are VIEs and that we are the primary beneficiary of Boston OpCo. Consequently, we have consolidated the financial statements of Boston OpCo. We have concluded that we are not the primary beneficiary of Boston HoldCo, and thus we have not consolidated the financial statements of Boston HoldCo. In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”), which modified a number of the provisions of the Original MBTA Contract as described below.

Under the Original MBTA Contract, MBTA was scheduled to make fixed payments to Boston OpCo of $558.5 million, adjusted for incremental transaction-based fees, inflation and performance penalties over a ten-year operate and maintain phase. All of Boston OpCo’s contractual responsibilities under the Original MBTA Contract regarding the design and development and the operation and maintenance of the fare system were subcontracted to Cubic by Boston OpCo. Under its subcontract with Boston OpCo, Cubic was scheduled to receive fixed payments of $427.6 million, adjusted for incremental transaction-based fees, inflation, and performance penalties.

The Amended MBTA Contract modified certain aspects of the Original MBTA Contract, such as extending the design and build phase to 2024, adding new functionality to the next-generation fare payment system, and increasing the scope and duration of the operate and maintain phase. In accordance with ASC 606, the Amended MBTA Contract was treated as a modification to the Original MBTA Contract, and as such Boston OpCo’s contract value was increased by additional fixed payments to be made by MBTA of $278.9 million plus the estimated value of future variable payments to be made by MBTA for incremental transaction-based fees and inflation indexed payments.

The Amended MBTA Contract consists of a design and build phase of approximately four years and an operate and maintain phase of approximately twelve years. The design and build phase is planned to be completed in 2024 and the initial operate and maintain phase is expected to commence in December 2021, with full service commencement spanning from 2024 through 2033. Under the Amended MBTA Contract, MBTA will make payments to Boston OpCo consisting of fixed payments of $43.5 million during the design and build phase, fixed payments of $175.8 million at the full service commencement date, fixed payments of $618.0 million during the full service operate and maintain phase, variable payments for incremental transaction-based fees and inflation indexed payments during the operate and maintain phase, and payment adjustments for any performance penalties incurred by Boston OpCo during the project.

Boston OpCo subcontracted all of its contractual responsibilities regarding the design and build and the operation and maintenance of the fare system under the Amended MBTA Contract to Cubic. Under its subcontract with Boston OpCo, Cubic will receive fixed payments in the aggregate amount of $596.4 million, adjusted for incremental transaction-based fees, inflation indexed payments, less any performance penalties incurred.

Upon creation of the P3 Venture and upon execution of the Amended MBTA Contract, John Laing made loans to Boston HoldCo of $24.3 million and $1.9 million, respectively, in the form of bridge loans that are intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made corresponding equity contributions to Boston OpCo in the same amounts which are included within equity of noncontrolling interest in the VIE in our consolidated financial statements. Also, we issued a letter of credit for $2.9 million to Boston HoldCo in accordance with our equity funding responsibilities. Boston HoldCo is able to draw on this letter of credit in certain liquidity instances, but no amounts have been drawn through September 30, 2020.

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

Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase of the Amended MBTA Contract. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.5%. Boston OpCo incurred debt issuance and modification costs of $9.2 million during 2020 in connection with the Boston OpCo Amended Credit Agreement and these fees are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. Unamortized deferred financing costs are netted against long-term debt and amounted to $17.2 million and $8.8 million at September 30, 2020 and 2019, respectively. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase of the Amended MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

The Boston OpCo Amended Credit Agreement contains a number of covenants which require that Boston OpCo and Cubic maintain progress on the delivery within a specified timeline and budget and provide regular reporting on such progress. It also contains customary events of default including the delivery of a customized fare collection system to MBTA by a pre-determined date. Failure to meet such delivery date will result in Boston OpCo, and Cubic via our subcontract with Boston OpCo, to incur penalties due to the lenders thereunder.

In connection with the Boston OpCo Credit Agreement, Boston OpCo entered into pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with its long-term debt facility. Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated these interest rate swaps and paid termination costs of $34.4 million to the counterparties. The termination payments are included in cash flows used in operating activities in our Consolidated Statements of Cash Flows. In connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate the variable interest rate associated with its long-term debt facility. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. Boston OpCo’s interest rate swaps were not designated as effective hedges, and as such unrealized gains (losses) are included in other income (expense), net. At September 30, 2020 and 2019, the outstanding notional principal amounts on open interest rate swaps were $194.0 million and $137.4 million, respectively. The fair value of Boston OpCo’s interest rate swaps was $5.9 million and $21.6 million at September 30, 2020 and 2019, respectively, and is recorded as a liability in other noncurrent liabilities in our consolidated balance sheets. As a result of changes in the fair value of its interest rate swaps, Boston OpCo recognized losses of $18.7 million and $21.6 million in 2020 and 2019, respectively. See Note 5 for a description of the measurement of fair value of derivative financial instruments, including Boston OpCo’s interest rate swaps.

Boston OpCo holds a restricted cash balance which is required by the Amended MBTA Contract to allow for the delivery of future change orders directed by MBTA.

The assets and liabilities of Boston OpCo that are included in our consolidated balance sheets are as follows:

	September 30,
	2020	2019

	(in thousands)
Cash	$1,065	$347
Restricted cash	1,822	9,967
Other current assets	31	33
Long-term contracts financing receivable	221,245	115,508
Other noncurrent assets	—	1,419
Total assets	$224,163	$127,274

Trade accounts payable	$49	$25
Accrued compensation and other current liabilities	85	191
Due to Cubic	27,259	25,143
Other noncurrent liabilities	5,890	21,605
Long-term debt	163,348	61,994
Total liabilities	$196,631	$108,958
Total Cubic equity	129	(603)
Noncontrolling interests	27,403	18,919
Total liabilities and owners' equity	$224,163	$127,274

The assets of Boston OpCo are restricted for its use only and are not available for our general operations. Boston OpCo’s debt is non-recourse to Cubic. Our maximum exposure to loss as a result of our equity interest in the P3 Venture is limited to the $2.9 million outstanding letter of credit, which will be converted to a cash contribution upon completion of the design and build phase of the Amended MBTA Contract.

Boston OpCo’s results of operations included in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Revenue	$29,055	$11,211	$—
Operating income	27,914	9,923	—
Other income (expense), net	(19,954)	(21,592)	—
Interest income	6,066	3,704	—
Interest expense	(6,698)	(2,946)	—

Note 4 — Revenue Recognition

Contract Estimates

As described in Note 1 above, many of our contracts are accounted for on the percentage-of-completion cost-to-cost method, under which the impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The aggregate impact of net changes in contract estimates to our operating results are presented in the table below (in thousands, except per share amounts):

	Years Ended September 30,
	2020	2019	2018
Operating income (loss)	$7,527	$(2,235)	$(6,986)
Net loss from continuing operations attributable to Cubic	(8,131)	(2,351)	(5,146)
Diluted loss per share attributable to Cubic	(0.26)	(0.08)	(0.19)

For the year ended September 30, 2020, operating income increased by $17.2 million and $14.0 million due to changes in estimates recognized by Boston OpCo and CTS respectively, related to the Amended MBTA Contract. Operating income (loss) reflects 100% of Boston OpCo’s change in contract estimates. However, because we only own 10% of Boston OpCo, net loss from continuing operations attributable to Cubic reflects only 10% of Boston OpCo’s change in contract estimates. See “Note 3 – Variable Interest Entities” for further details. This increase was partially offset by losses from incremental investments in technologies being developed for certain secure communications contracts.

Backlog

As of September 30, 2020, our ending backlog was $3.667 billion, compared to $3.401 billion at September 30, 2019. We expect to recognize approximately 30% of our September 30, 2020 backlog over the next 12 months as revenue, and approximately 45% over the next 24 months as revenue, with the remainder recognized thereafter.

Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30,
	2020	2019

Accounts receivable
Billed	$161,473	$127,406
Allowance for doubtful accounts	(1,498)	(1,392)
Net accounts receivable	$159,975	$126,014

Amounts billed include $82.2 million and $60.3 million due on U.S. federal government contracts at September 30, 2020 and September 30, 2019, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Consolidated Balance Sheet in any period presented. As of September 30, 2020 and 2019, we sold $18.4 million and $31.1 million, respectively, of outstanding trade receivables to financial institutions. During fiscal 2020, we received $5.5 million related to withheld proceeds from receivables we sold as of September 30, 2019, which is included in cash provided by investing activities in our Consolidated Statements of Cash Flows.

Contract Assets and Liabilities

Contract assets and contract liabilities were as follows (in thousands):

	September 30,
	2020	2019

Contract assets	$268,773	$349,559
Contract liabilities	$75,546	$46,170

Contract assets decreased $80.8 million during the year ended September 30, 2020, due to billings in excess of revenue recognized related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the years ended September 30, 2020 and 2019.

Contract liabilities increased $29.4 million during the year ended September 30, 2020, due to payments received in excess of revenue recognized on these performance obligations. During the year ended September 30, 2020, we recognized $22.8 million of our contract liabilities at October 1, 2019 as revenue. We expect our contract liabilities to be recognized as revenue over the next 24 months.

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

The following table presents assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis (in thousands):

	September 30, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$1,398	$—	$1,398	$—	$2,635	$—	$2,635
Noncurrent derivative assets	—	222	—	222	—	859	—	859
Total assets measured at fair value	$—	$1,620	$—	$1,620	$—	$3,494	$—	$3,494
Liabilities
Current derivative liabilities	—	4,557	—	4,557	—	529	—	529
Noncurrent derivative liabilities	—	14,070	—	14,070	—	228	—	228
Contingent consideration to seller of H4 Global	—	—	1,148	1,148	—	—	1,073	1,073
Contingent consideration to seller of Deltenna	—	—	3,004	3,004	—	—	1,787	1,787
Contingent consideration to seller of Shield	—	—	5,566	5,566	—	—	3,814	3,814
Contingent consideration to seller of Nuvotronics	—	—	—	—	—	—	4,200	4,200
Contingent consideration to seller of Delerrok	—	—	900	900	—	—	—	—
Total liabilities measured at fair value	$—	$18,627	$10,618	$29,245	$—	$757	$10,874	$11,631

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

At September 30, 2020, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

H4 Global: Payments of up to $2.8 million at September 30, 2020 based upon a percentage of the value of contracts entered into from October 1, 2015 through September 30, 2020. At September 30, 2020, the fair value of the contingent consideration was determined based on the remaining value of contracts entered into through September 30, 2020 for which the related consideration payment had yet to be paid to the sellers.

Deltenna: Payments of up to $7.0 million if Deltenna meets certain sales goals from the date of acquisition through September 30, 2022. The fair value of the contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon an analysis of comparable public companies and was 52% and 36% as of September 30, 2020 and 2019, respectively. The selected discount rate was 10.5% and 11.0% as of September 30, 2020 and 2019, respectively.

Shield: Payments of up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates, risk adjustment factors and volatility. The volatility and revenue risk adjustment factors were determined based on analysis of publicly traded comparable companies and as of September 30, 2020 were 31% and 16%, respectively, and as of September 30, 2019 were 18.0% and 13.1%, respectively. The selected discount rate was based primarily on an analysis of publicly traded comparable companies and was 5.7% and 3.6% at September 30, 2020 and 2019, respectively.

Nuvotronics: Payments of up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12-month periods ending December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. As of September 30, 2020, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit amounts were below the payout thresholds.

Delerrok: Payments of up to $2.0 million if Delerrok meets certain sales goals for the 12-month period ending December 31, 2020. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates and volatility. The volatility factor was determined based on an analysis of publicly traded comparable companies and was 14% as of September 30, 2020. The discount rate at September 30, 2020 was 3.4% and was based on our risk-free rate of return adjusted for our revenue required risk premium.

The inputs to each of the contingent consideration fair value models include significant unobservable inputs and therefore represent Level 3 measurements within the fair value hierarchy. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition dates and each subsequent period.

Accordingly, changes in the assumptions described above can materially impact the amount of contingent consideration expense we record in any period.

As of September 30, 2020, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Delerrok	TeraLogics	Total
Balance as of September 30, 2018	$665	$1,081	$5,618	$—	$—	$1,750	$9,114
Initial measurement recognized at acquisition	—	—	—	4,900	—	—	4,900
Cash paid to seller	(385)	—	—	—	—	(1,750)	(2,135)
Adjustment to the provisional acquisition date valuation	—	—	—	—	—	—	—
Total remeasurement (gain) loss recognized in earnings	793	706	(1,804)	(700)	—	—	(1,005)
Balance as of September 30, 2019	$1,073	$1,787	$3,814	$4,200	$—	$—	$10,874
Initial measurement recognized at acquisition	—	—	—	—	1,600	—	1,600
Cash paid to seller	—	—	—	—	—	—	—
Adjustment to the provisional acquisition date valuation	—	—	—	—	—	—	—
Total remeasurement (gain) loss recognized in earnings	75	1,217	1,752	(4,200)	(700)	—	(1,856)
Balance as of September 30, 2020	$1,148	$3,004	$5,566	$—	$900	$—	$10,618

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our variable rate long-term debt approximates its carrying value at September 30, 2020.

In fiscal 2019 and 2020, we invested $5.0 million and $1.2 million, respectively, in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial, and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the fund’s operating losses was $1.1 million and $0.3 million for the years ended September 30, 2020 and September 30, 2019, respectively, and is included in other income (expense), net in our Consolidated Statements of Operations. Our investment balance is included within other assets in our Consolidated Balance Sheet and amounted to $5.6 million and $5.3 million at September 30, 2020 and September 30, 2019.

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in 2020, 2019 or 2018 other than assets and liabilities acquired in business acquisitions described in Note 2 and the RSUs that contain performance and market-based vesting criteria described in Note 14.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2020	2019

Finished products	$14,838	$10,905
Work in process and inventoried costs under long-term contracts	73,076	46,951
Materials and purchased parts	39,337	48,938
Net inventories	$127,251	$106,794

At September 30, 2020, work in process and inventoried costs under long-term contracts includes approximately $5.3 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.8 million at

September 30, 2019. We believe it is probable that we will recover the costs inventoried at September 30, 2020, plus a profit margin, under contract change orders or awards within the next year.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Significant components of property, plant and equipment are as follows (in thousands):

	September 30,
	2020	2019
Land and land improvements	$7,423	$7,348
Buildings and improvements	49,716	48,191
Machinery and other equipment	132,962	107,297
Software	121,890	108,526
Leasehold improvements	22,295	17,064
Construction and internal-use software development in progress	21,409	16,814
Accumulated depreciation and amortization	(189,394)	(160,271)
	$166,301	$144,969

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution will own the buildings, and we will lease the property for a term of five years upon their completion.

In the third quarter of fiscal 2019 we sold the land and buildings comprising our separate CTS campus in San Diego and entered into a lease with the buyer until the new buildings on our corporate campus are ready for occupancy in fiscal 2021. In the third quarter of fiscal 2019 we also sold land and buildings in Orlando, Florida and we are entering a lease for new space in Orlando to accommodate our employees and operations in Orlando. In connection with the sale of these real estate campuses we received total net proceeds of $44.9 million and recognized net gains on the sales totaling $32.5 million.

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

Through September 30, 2020 we have incurred costs of $140.0 million related to the purchase and development of our ERP system, including $1.1 million, $3.1 million, and $22.5 million of costs incurred during fiscal years 2020, 2019 and 2018, respectively. We have capitalized $1.1 million, $1.6 million, and $7.5 million of qualifying software development costs as internal-use software development in progress during fiscal years 2020, 2019, and 2018, respectively. In fiscal 2019 and 2018, we recognized expense of $1.5 million and $15.0 million, respectively, for costs that did not qualify for capitalization. Amounts that were expensed in connection with the development of these systems are classified within selling, general and administrative expenses in the Consolidated Statements of Operations.

Various components of our ERP system became ready for their intended use and were placed into service at various times from fiscal 2016 through fiscal 2020. As each component became ready for its intended use, the component’s costs were transferred into completed software and we began amortizing these costs over their seven-year estimated useful life using the straight-line method. We continue to capitalize costs associated with the development of other ERP components that are not yet ready for their intended use.

Our provisions for depreciation of plant and equipment and amortization of leasehold improvements and software amounted to $29.2 million, $22.6 million and $19.5 million in 2020, 2019 and 2018, respectively. Generally, we use straight-line methods for depreciable real property over estimated useful lives ranging from 15 to 39 years or for leasehold improvements, the term of the underlying lease if shorter than the estimated useful lives. We typically use accelerated methods (declining balance) for machinery and equipment and software other than our ERP system over estimated useful lives ranging from 5 to 10 years.

NOTE 8—GOODWILL AND PURCHASED INTANGIBLE ASSETS

Changes in goodwill for the two years ended September 30, 2020 are as follows (in thousands):

	Cubic Transportation	Cubic Mission	Cubic Global
	Systems	Solutions	Defense Systems	Total

Net balances at October 1, 2018	$49,786	$138,127	$145,713	$333,626
Reassignment on April 1, 2019	—	3,428	(3,428)	—
Acquisitions	206,988	40,392	—	247,380
Foreign currency exchange rate changes	(2,182)	(523)	(204)	(2,909)
Net balances at September 30, 2019	254,592	181,424	142,081	578,097
Acquisitions	31,224	173,035	—	204,259
Foreign currency exchange rate changes	1,852	478	196	2,526
Net balances at September 30, 2020	$287,668	$354,937	$142,277	$784,882

In fiscal 2019, we reorganized our reporting structure to move our wireless infrastructure business from CGD to CMS and reassigned $3.4 million of goodwill from CGD to CMS based upon its relative fair value.

We complete our annual goodwill impairment test each year as of July 1 separately for our CTS, CMS and CGD reporting units. The test for goodwill impairment is a two-step process. The first step of the test is performed by comparing the fair value of each reporting unit to its carrying amount, including recorded goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment, if any, by comparing the implied fair value of goodwill to its carrying amount. Any resulting impairment determined would be recorded in the current period.

For our 2020 impairment test, the estimated fair value of all three of our reporting units exceeded their respective carrying amounts. As such, there was no impairment of goodwill in 2020.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. For our CMS reporting unit, significant assumptions utilized in our discounted cash flow approach included continued sales growth and margin expansion due to our expectation that businesses recently acquired by this reporting unit will achieve growth at higher rates than the unit’s legacy operations. Although we believe our underlying assumptions supporting these assessments are reasonable, if our forecasted sales and margin growth rates, timing of growth, or the discount rate vary from our forecasts, we could be exposed to material impairment charges in the future.

Purchased Intangible Assets: The table below summarizes our purchased intangible assets (in thousands):

	September 30, 2020			September 30, 2019
				Gross
	Gross Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Contract and program intangibles	$189,419	$(157,145)	$32,275	$181,903	$(138,497)	$43,406
Other purchased intangibles	253,449	(75,362)	178,086	155,608	(33,401)	122,207
Total	$442,868	$(232,507)	$210,361	$337,511	$(171,898)	$165,613

Total amortization expense for 2020, 2019 and 2018 was $59.3 million, $42.1 million and $27.1 million, respectively.

The table below shows our expected amortization of purchased intangibles as of September 30, 2020, for each of the next five years and thereafter (in thousands):

	Transportation	Cubic Mission
	Systems	Solutions	Total
2021	$17,732	$42,996	$60,728
2022	17,101	23,954	41,055
2023	11,960	16,508	28,468
2024	11,404	14,534	25,939
2025	11,304	13,071	24,375
Thereafter	18,187	11,610	29,796
	$87,688	$122,673	$210,361

NOTE 9—FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	September 30,
	2020	2019

Term Loan from a group of financial institutions	$444,375	$—
Senior unsecured notes payable	—	200,000
Less unamortized debt issuance costs	(3,010)	(176)
Less current portion	(11,250)	(10,714)
	$430,115	$189,110

Maturities of our long-term debt are as follows: 2021 — $11.3 million; 2022 — $16.9 million; 2023 — $28.1 million; 2024 — $33.8 million; 2025 — $354.4 million.

At September 30, 2019, we had $200.0 million of outstanding senior unsecured notes bearing interest rates ranging from 3.35% to 3.93% as well as $226.5 million outstanding under an $800.0 million committed revolving credit agreement with a group of financial institutions. On March 27, 2020, we repaid the remaining principal balance of $189.3 million of senior unsecured notes then outstanding and recognized a loss on debt extinguishment of $16.1 million, consisting of a $15.9 million make-whole payment to the note holders and a write-off of previously capitalized debt issuance costs of $0.2 million.

On March 27, 2020, we executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At September 30, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 2.15%. The Credit Facility is unsecured, but it is required to be guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of September 30, 2020 have an interest rate of approximately 2.74% and the outstanding notional principal amounts of $500.0 million. See Note 5 for a description of the measurement of fair value of our derivative financial instruments.

Interest paid amounted to $20.1 million, $16.8 million and $10.0 million in fiscal 2020, 2019 and 2018, respectively.

Debt issuance and modification costs of $3.4 million were incurred in connection with the execution of the Credit Facility and are recorded as a reduction to the related liability on our Consolidated Balance Sheets, and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At September 30, 2020, our total debt issuance costs for our Term Loan and Revolving Line of Credit had an unamortized balance of $5.6 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of September 30, 2020, there were $444.4 million of borrowings under the Term Loan and $209.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $93.1 million at September 30, 2020, which reduced our available line of credit to $547.9 million.

As of September 30, 2020, we had letters of credit and bank guarantees outstanding totaling $100.0 million, which includes the $93.1 million of letters of credit issued under the Revolving Line of Credit and $6.9 million of letters of credit issued under other facilities. The $100.0 million of letters of credit and bank guarantees includes $96.0 million that guarantees either our performance or customer advances under certain contracts and financial letters of credit totaling $4.0 million that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. Surety bonds may be used as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom in the amount of £20.0 million British Pounds (equivalent to approximately $25.8 million at September 30, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At September 30, 2020, an amount equivalent to approximately $6.7 million was outstanding under this arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of September 30, 2020 was $25.5 million and is classified as restricted cash in our Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.

In December 2018, we completed an underwritten public offering of 3,795,000 shares of our common stock, including the exercise of the underwriters’ option to purchase additional shares. All shares were offered by us at a price to the public of $60.00 per share. Net proceeds were $215.8 million, after deducting underwriting discounts and commissions and offering expenses in the aggregate of $11.9 million. We used the net proceeds from the offering to repay a portion of our outstanding borrowings under our Revolving Line of Credit which had been used to finance the acquisition of Trafficware and for general corporate purposes.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim.

Self-insurance liabilities included in accrued compensation and current liabilities in our Consolidated Balance Sheets amounted to $5.1 million and $7.4 million as of September 30, 2020 and 2019, respectively.

NOTE 10—LEASES

Our primary involvement with leases is as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating leases expire at various dates through 2032 without taking into consideration available renewal options, and many such leases require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

Our right-of-use assets for operating leases are included in operating lease right-of-use-assets on our Consolidated Balance Sheets. Our lease liabilities for operating leases are included in other current liabilities for the current portion and in operating lease liabilities for the long-term portion. We use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in costs and expenses in our consolidated statements of operations. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. We also sublease certain immaterial properties and sublease income is included as a reduction of rental expense.

The following tables present our operating leases, related lease expenses and other information (dollars in millions):

Operating Lease Portfolio

September 30, 2020
Right-of-use assets	$87.2
Lease liabilities	97.4
Weighted average remaining lease term	7.6 years
Weighted average discount rate	3.0%

Operating Lease Expense

Year Ended
September 30, 2020
Operating lease expense	$19.2
Short-term lease expense	0.2
Variable lease expense	3.0
Total lease expense	$22.4

Other Information

Year Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$18.5
Right-of-use assets obtained in exchange for new operating lease liabilities	20.4

Maturities of Lease Liabilities

Our future minimum lease commitments of our operating leases on an undiscounted basis, reconciled to the lease liability at September 30, 2020 were as follows (in millions):

2021	$18.4
2022	15.9
2023	13.9
2024	13.1
2025	10.9
Thereafter	37.4
Total lease payments	109.6
Less: imputed interest	(12.2)
Present value of operating lease liabilities	$97.4

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, we will act as the construction agent, a financial institution will own the buildings and we will lease the property for a term of five years upon their completion expected in December 2020. The terms of these agreements include provisions that require or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of September 30, 2020, we were in compliance with all covenants included in these agreements.

Rental expense for leases classified as operating leases under ASC 840 for the years ended September 30, 2019 and 2018 amounted to $13.3 million and $11.6 million, respectively. Sublease income for the years ended September 30, 2019 and 2018 totaled $0.2 million in each year and has been netted against rent expense.

NOTE 11—INCOME TAXES

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

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Cares Act intended to assist with the stabilization of the U.S. domestic economy during the COVID-19 crisis and includes relief provisions for the U.S. corporate income tax system, including temporary changes to the prior and future utilization of net operation losses, acceleration of depreciation for certain qualifying improvements and relaxed limitations on the deductibility of interest. At September 30, 2020, we have made reasonable estimates of the impact of the CARES Act on our condensed consolidated statements of operations and our condensed consolidated statements of cash flows.

Income (loss) from continuing operations before income taxes includes the following components (in thousands):

	Years Ended September 30,
	2020	2019	2018

	(in thousands)
United States	$(66,358)	$(535)	$(51,049)
Foreign	62,913	52,881	65,935
Total	$(3,445)	$52,346	$14,886

Significant components of the provision (benefit) for income taxes from continuing operations are as follows:

	Years Ended September 30,
	2020	2019	2018

	(in thousands)
Current:
Federal	$(3,082)	$(710)	$(4,775)
State	2,297	2,898	976
Foreign	9,565	10,523	19,882
Total current	8,780	12,711	16,083

Deferred:
Federal	(10,733)	(4,553)	(7,874)
State	(6,960)	(135)	482
Foreign	2,533	3,017	(1,598)
Total deferred	(15,160)	(1,671)	(8,990)
Provision (benefit) for income taxes	$(6,380)	$11,040	$7,093

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense (benefit) is as follows:

	Years Ended September 30,
	2020	2019	2018

	(in thousands)

Tax expense (benefit) at U.S. statutory rate	$(721)	$10,992	$3,124
State income taxes, net of federal tax effect	(1,879)	1,416	(237)
Base Erosion and Anti-abuse Tax	3,148	540	—
Global Intangible Low-Tax Income	7,387	8,182	—
Foreign rate differential	(494)	2,149	5,684
Nondeductible expenses	652	4	1,020
Stock based compensation	1,056	438	226
Acquisition related Items	(704)	831	166
Tax credits	(3,962)	(4,767)	(2,656)
Reserve for tax contingencies	(575)	(1,468)	(1,047)
Deferred tax asset valuation allowance	(9,017)	(10,007)	8,784
Impact of U.S. Tax Reform	—	—	(7,053)
Non-controlling interest in equity arrangements	(967)	1,802	99
Other	(304)	928	(1,017)
Provision (benefit) for income taxes	$(6,380)	$11,040	$7,093

Significant components of our deferred tax assets and liabilities are as follows:

	September 30,
	2020	2019

	(in thousands)

Deferred tax assets:
Accrued employee benefits	$17,371	$11,409
Allowances for loss contingencies	2,726	3,561
Debt obligation basis difference	4,630	—
Deferred compensation	2,930	3,071
Foreign currency mark-to-market	919	—
Inventory valuation	4,897	8,036
Long-term contracts	7,335	6,995
Prepaid and accrued expenses	151	1,816
Property, plant and equipment	1,632	—
Retirement benefits	3,930	4,967
Tax credit carryforwards	39,356	33,118
Loss carryforwards	46,614	36,248
Other	308	818
Total gross deferred tax assets	132,799	110,039
Valuation allowance	(59,817)	(69,098)
Total deferred tax assets	72,982	40,941

Deferred tax liabilities:
Debt obligation basis difference	—	(4,582)
Deferred revenue	(15,617)	(12,135)
Intangible assets	(36,261)	(18,592)
Lease right-of-use assets	(20,271)	—
Property, plant and equipment	—	(4,524)
Unremitted earnings	(2,159)	(977)
Other	(71)	(587)
Total deferred tax liabilities	(74,379)	(41,397)
Net deferred tax asset (liability)	$(1,397)	$(456)

The deferred tax assets and liabilities for fiscal 2020 and 2019 include amounts related to various acquisitions. The total change in deferred tax assets and liabilities in fiscal 2020 includes changes that are recorded to other comprehensive income (loss), retained earnings and goodwill.

We calculate deferred tax assets and liabilities based on differences between financial reporting and tax basis of assets and liabilities and measure them using the enacted tax rates and laws that we expect will be in effect when the differences reverse.

At September 30, 2020, we have federal and state income tax credit carryforwards (in thousands) which begin to expire as follows:

U.S. foreign tax credits	$4,547	2024
U.S. research and development tax credits	20,475	2025
State research and development tax credits	28,136	2038 & Do not expire

We have federal, state and foreign capital and net operating losses (in thousands) which begin to expire as follows:

U.S. net operating loss carryforwards	$159,676	2033
U.S. capital loss carryforwards	10,052	2023
State loss carryforwards	118,791	2023
State capital loss carryforwards	27,639	2023
Foreign net operating loss carryforwards	18,959	Do not expire

We continue to evaluate our net U.S. deferred income taxes, which includes an assessment of the cumulative income or loss over the prior three-year periods and future periods. After consideration of our recent history of U.S. losses, we continue to maintain a valuation allowance on net U.S. federal deferred tax assets as of September 30, 2020.

As of September 30, 2020, a total valuation allowance of $59.8 million has been established against U.S. federal deferred tax assets, certain state and foreign operating losses and other state and foreign assets. For fiscal 2020, the valuation allowance decreased by $9.3 million, of which $9.0 million was recorded as a net tax benefit in our Consolidated Statement of Operations, in addition to amounts recorded through acquisition accounting and to other components of income.

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

Future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings. As of September 30, 2020, we have recorded a deferred tax liability of $2.2 million related to future taxes on our unremitted foreign earnings.

Accounting for Uncertainty in Income Taxes

During fiscal 2020 and 2019, the aggregate changes in our total gross amount of unrecognized tax benefits are summarized as follows:

	September 30,
	2020	2019

	(in thousands)

Balance at beginning of year	$18,575	$9,942
Additions (reductions) for tax positions taken in prior years	(8,794)	8,458
Recognition of benefits from expiration of statutes	(904)	(776)
Additions for tax positions related to the current year	890	951
Balance at end of year	$9,767	$18,575

At September 30, 2020 and 2019, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million and $0.7 million, respectively. During fiscal year 2021, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and foreign, could be reached with respect to an immaterial amount of net unrecognized tax benefits depending on the timing of examinations or expiration of statutes of limitations, either because our tax positions are sustained or because we agree to the disallowance and pay the related income tax. We recognize interest and/or penalties related to income tax matters in income tax expense. The amount of net interest and penalties recognized as a component of income tax expense during fiscal 2020 and 2019 were not material.

We are subject to ongoing audits from various taxing authorities in the jurisdictions in which we do business. As of September 30, 2020, the fiscal years open under the statute of limitations in significant jurisdictions include 2016 through 2020 in the U.S. We believe we have adequately provided for uncertain tax issues we have not yet resolved with federal, state and foreign tax authorities. Although not more likely than not, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of uncertain tax issues for all open tax periods will have a material adverse effect upon our financial condition or results of operations.

Cash amounts paid for income taxes, net of refunds received, were $16.6 million, $28.7 million and $15.7 million in 2020, 2019 and 2018, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to five years. We do not use any derivative financial instruments for trading or other speculative purposes.

The following table shows the notional principal amounts of our outstanding derivative instruments as of September 30, 2020 and 2019 (in thousands):

	Notional Principal
	September 30, 2020	September 30, 2019
Instruments designated as accounting hedges:
Foreign currency forwards	$92,931	$143,164
Interest rate swaps	595,000	95,000

Instruments not receiving hedge accounting treatment:
Foreign currency forwards	$4,298	$24,220

Included in the amounts not receiving hedge accounting treatment at September 30, 2020 and 2019 were non-designated foreign currency forwards with notional principal amounts of $4.3 million and $14.0 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. There were no significant unrealized gains or losses for the fiscal years ended September 30, 2020 or 2019 related to foreign currency forward contracts not designated as accounting hedges.

In conjunction with the agreements related to the construction and leasing of two new buildings on our existing corporate campus, in August 2019, we entered into interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with these future lease obligations. At September 30, 2020 and 2019, the outstanding notional principal amounts on open interest rate swaps were $95.0 million which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). As a result of changes in the fair value of the interest rate swaps, unrealized losses were $5.0 million for the year ended September 30, 2020 and unrealized gains were $0.2 million for the year ended September 30, 2019.

On April 1, 2020, in conjunction with the Credit Facility described in Note 9, we entered into interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the Credit Facility. As of September 30, 2020, the interest rate swaps contain outstanding notional principal amounts of $500.0 million and were designated as effective cash flow hedges, and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized losses as a result of changes in the fair value of the interest rate swaps was $8.4 million for the fiscal year ended September 30, 2020.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material for the fiscal years ended September 30, 2020 and 2019. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit-risk related contingent features that would require us to post collateral as of September 30, 2020 or 2019.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the consolidated balance sheets (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2020	September 30, 2019
Asset derivatives:
Foreign currency forwards	Other current assets	$1,398	$2,635
Foreign currency forwards	Other assets	222	619
Forward starting swaps	Other assets	—	240
Total		$1,620	$3,494
Liability derivatives:
Foreign currency forwards	Accrued compensation and current liabilities	$4,557	$529
Foreign currency forwards	Other noncurrent liabilities	866	228
Forward starting swaps	Other noncurrent liabilities	13,204	—
Total		$18,627	$757

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

	September 30, 2020		September 30, 2019
	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(2,706)	$3,695	$4,104	$1,945
Forward starting swap	(13,444)	—	240	—
Total	$(16,150)	$3,695	$4,344	$1,945

Foreign currency forwards designated as accounting hedges (including both fair value and cash flow hedges) had realized gains of $5.5 million for the fiscal year 2020.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the years ended September 30, 2020 or 2019. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $2.3 million, net of income taxes.

NOTE 13—PENSION, PROFIT SHARING AND OTHER BENEFIT PLANS

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Consolidated Balance Sheets and totaled $9.6 million and $11.0 million at September 30, 2020 and 2019, respectively.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities as of September 30, 2020 and 2019 were $6.8 million and $6.6 million, respectively, which were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Consolidated Statements of Operations.

Defined Contribution Plans

We have profit sharing and other defined contribution retirement plans that provide benefits for most U.S. employees. Certain of these plans require us to match a portion of eligible employee contributions up to specified limits. These plans also allow for additional company contributions at the discretion of the Board of Directors. We also have a defined contribution plan for European employees that were formerly eligible for the European defined benefit plan described below. Under this plan, we match a portion of the eligible employee contributions up to limits specified in the plan. In fiscal 2020, we froze matching company contributions to the U.S. plan effective April 1, 2020 due to the uncertainty caused by COVID-19. We reinstated matching company contributions effective October 1, 2020. Company contributions to defined contribution plans aggregated $11.0 million, $19.4 million and $16.8 million in 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

We sponsor a noncompensatory Employee Stock Purchase Plan, which allows eligible employees to purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Annual employee contributions are limited to $25,000, are voluntary, and made through a bi-weekly payroll deduction. We recognize no expense related to this plan.

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

Our funding policy for the defined benefit pension plans provides that contributions will be at least equal to the minimum amounts mandated by statutory requirements. Based on our known requirements for the U.S. and European plans, as of September 30, 2020, we expect to make contributions of approximately $6.5 million in 2021. September 30 is used as the measurement date for these plans.

Changes in actuarial assumptions of our defined benefit pension plans are recorded in accumulated other comprehensive income (loss). The unrecognized amounts recorded in accumulated other comprehensive income (loss) will be subsequently recognized as net periodic pension cost, consistent with our historical accounting policy for amortizing those amounts. The unrecognized actuarial loss included in accumulated other comprehensive income (loss) at September 30, 2020 and expected to be recognized in net pension cost during fiscal 2021 is a loss of $4.4 million ($3.6 million net of income tax). The unrecognized actuarial loss incurred in fiscal 2020 was $0.5 million, which was driven by lower discount rates used in the calculation of the net benefit obligation, partially offset by improvements to mortality assumptions. The unrecognized actuarial loss incurred in fiscal 2019 was $32.1 million, which was primarily driven by a decrease in discount rates used in the calculation of the net benefit obligation. No plan assets are expected to be returned to us in fiscal 2021.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans were as follows (in thousands):

	September 30,
	2020	2019

Projected benefit obligation	$251,892	$246,697
Accumulated benefit obligation	251,892	246,697
Fair value of plan assets	232,132	221,311

The following table sets forth changes in the projected benefit obligation and fair value of plan assets and the funded status for these defined benefit plans (in thousands):

	September 30,
	2020	2019
Change in benefit obligations:
Net benefit obligation at the beginning of the year	$246,697	$222,332
Service cost	656	590
Interest cost	6,045	7,617
Actuarial loss	464	32,067
Gross benefits paid	(9,067)	(8,141)
Foreign currency exchange rate changes	7,097	(7,768)
Net benefit obligation at the end of the year	251,892	246,697

Change in plan assets:
Fair value of plan assets at the beginning of the year	221,311	214,530
Actual return on plan assets	7,302	17,794
Employer contributions	7,175	4,842
Gross benefits paid	(9,067)	(8,141)
PBGC Premium paid	(164)	(177)
Administrative expenses	(617)	(541)
Foreign currency exchange rate changes	6,192	(6,996)
Fair value of plan assets at the end of the year	232,132	221,311

Unfunded status of the plans	(19,760)	(25,386)
Unrecognized net actuarial loss	74,099	70,095
Net amount recognized	$54,339	$44,709

Amounts recognized in Accumulated OCI
Liability adjustment to OCI	$(74,099)	$(70,095)
Deferred tax asset	13,077	11,667
Valuation allowance on deferred tax asset	108	(1,172)
Accumulated other comprehensive loss	$(60,914)	$(59,600)

The components of net periodic pension cost (benefit) were as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Service cost	$656	$590	$606
Interest cost	6,045	7,617	7,529
Expected return on plan assets	(11,770)	(11,990)	(14,120)
Amortization of actuarial loss	3,900	2,098	2,777
Administrative expenses	336	348	438
Net pension benefit	$(833)	$(1,337)	$(2,770)

	Years Ended September 30,
	2020	2019	2018

Weighted-average assumptions used to determine benefit obligation at September 30:
Discount rate	2.1%	2.5%	3.6%
Rate of compensation increase	2.9%	3.1%	3.3%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended September 30:
Discount rate	2.5%	3.6%	3.3%
Expected return on plan assets	5.2%	5.7%	6.8%
Rate of compensation increase	3.1%	3.3%	3.2%

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

The target ranges for each major category of the plans’ assets at September 30, 2020 are as follows:

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

	September 30, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Plan assets held at fair value:
Cash equivalents	$1,827	$—	$—	$1,827	$2,908	$—	$—	$2,908

Plan assets held at net asset value practical expedient*:
Equity Funds				99,768				100,302
Fixed Income Funds				113,310				105,651
Diversified Growth Funds				3,626				8,886
Real Estate Funds				13,601				3,564
Total assets held at net asset value practical expedient:				$230,305				$218,403

Total Plan Assets				$232,132				$221,311

* Plan assets measured at fair value using NAV (or its equivalent) as a practical expedient have not been categorized in the fair value hierarchy.

The pension plans held no direct positions in Cubic Corporation common stock as of September 30, 2020 and 2019.

We expect to pay the following pension benefit payments (in thousands):

2021	$8,875
2022	9,044
2023	9,048
2024	9,308
2025	9,799
2024-2028	51,083

NOTE 14—STOCKHOLDERS’ EQUITY

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

During fiscal 2019, the Compensation Committee amended the Company’s long-term equity incentive plan to accelerate the service requirement for retirement age participants. Under the amended plan, participants who are 60 years of age, and have achieved 10 years of continuous service, are eligible for accelerated vesting of their RSUs. Participants who have reached the retirement age criteria must generally provide us with a one-year notice of retirement. For participants who have reached the retirement age criteria, expense is recognized over the adjusted service period.

In September 2020, the Compensation Committee modified the revenue and earnings growth targets of the performance and market based RSUs granted to participants during fiscal 2020 to include acquired businesses in the baseline performance target. As a result, the grant date fair value of these RSUs were revalued as of the date of the approved modification in September 2020.

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

	RSUs granted during fiscal 2020

Valuation Date	September 17, 2020
Grant date fair value per RSU	$41.13
Performance period begins	October 1, 2019
Performance period ends	September 30, 2022
Risk-free interest rate	0.1%
Expected volatility	52%

	RSUs granted during fiscal 2019

Valuation Date	November 21, 2018	April 1, 2019
Grant date fair value per RSU	$67.40	$59.29
Performance period begins	October 1, 2018	October 1, 2018
Performance period ends	September 30, 2021	September 30, 2021
Risk-free interest rate	2.8%	2.8%
Expected volatility	34%	34%

At September 30, 2020, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 494,004 RSUs with time-based vesting, 110,216 RSUs with performance-based vesting, and 213,196 RSUs with performance and market-based vesting.

The following table summarizes our RSU activity:

	Unvested RSUs with Time-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2018	366,460	$52.31
Granted	239,874	63.25
Vested	(145,409)	50.76
Forfeited	(38,831)	54.67
Unvested at September 30, 2019	422,094	$58.84
Granted	394,271	57.42
Vested	(173,689)	55.93
Forfeited	(88,253)	60.11
Unvested at September 30, 2020	554,423	$58.54

	Unvested RSUs with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2018	635,628	$50.11
Granted	—	—
Vested	—	—
Forfeited	(320,366)	44.63
Unvested at September 30, 2019	315,262	$55.67
Granted	—	—
Vested	—	—
Forfeited	(177,492)	47.57
Unvested at September 30, 2020	137,770	$61.40

	Unvested RSUs with Performance- and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2018	—	$—
Granted	237,616	66.79
Vested	—	—
Forfeited	(10,214)	67.40
Unvested at September 30, 2019	227,402	$66.77
Granted	346,826	41.13
Vested	—	—
Forfeited	(102,732)	50.03
Unvested at September 30, 2020	471,496	$51.56

As of September 30, 2020, approximately 1,535,139 shares remained available for future grants under our long-term equity incentive plan. On October 1, 2020, 337,032 time-based and performance-based RSUs vested.

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Years Ended September 30,
	2020	2019	2018
Cost of sales	$2,837	$1,766	$1,096
Selling, general and administrative	19,391	13,722	6,419
Restructuring costs	500	—	—
	$22,728	$15,488	$7,515

As of September 30, 2020, there was $37.7 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $48.9 million, which is expected to be recognized over a weighted-average period of 1.5 years and includes the RSUs that vested on October 1, 2020.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year in each fiscal 2018, 2019 and 2020. To the extent the actual forfeiture rate is different from what we have estimated, compensation expense related to these awards will be different from our expectations.

Shareholder Rights Plan

On September 20, 2020, our Board of Directors adopted a shareholder rights plan (Rights Agreement) and declared a dividend of one preferred stock purchase right (Right) for each outstanding share of our common stock to shareholders of record on October 1, 2020. When exercisable, each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value (Preferred Shares), of the Company at a price of $315.00 per one one-thousandth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights become exercisable in the event any person or group acquires or obtains the right to acquire 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of our common stock without the approval of the Board, and until such time are inseparable from and trade with the Company's common stock. The Rights have a de minimus fair value. The Rights expire September 19, 2021.

NOTE 15—LEGAL MATTERS

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

We define our operating segments and reportable segments based on the way our Chief Executive Officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. In August 2020, we implemented a plan to realign and combine our CMS and CGD segments into Cubic Mission and Performance Solutions (CMPS). The realignment will leverage common technologies across the defense business, enhance collaboration and customer intimacy globally, reduce complexity and costs, and increase organizational efficiency. We performed an assessment of our operating and reportable segments as of September 30, 2020, which is based upon factors such as the nature of the business activities and customers, and the nature of the information presented to our chief operating decision maker. Based on this assessment, we have concluded that CTS, CMS and CGD each remain separate operating segments as of September 30, 2020. However, in the first quarter of fiscal 2021, additional aspects of resource allocation and performance assessment are expected to be made at the CMPS level and we anticipate that CMS and CGD will be combined into a single operating and reporting segment.

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

Business segment financial data is as follows (in millions):

	Years Ended September 30,
	2020	2019	2018
Sales:
Cubic Transportation Systems	$840.9	$849.8	$670.7
Cubic Mission Solutions	337.1	328.8	207.0
Cubic Global Defense Systems	298.2	317.9	325.2
Total sales	$1,476.2	$1,496.5	$1,202.9

Operating income (loss):
Cubic Transportation Systems	$121.0	$77.2	$60.4
Cubic Mission Solutions	(26.7)	7.8	(0.1)
Cubic Global Defense Systems	22.9	23.0	16.6
Unallocated corporate expenses	(55.6)	(21.8)	(52.5)
Total operating income	$61.6	$86.2	$24.4

Assets:
Cubic Transportation Systems	$1,050.3	$825.8	$390.2
Cubic Mission Solutions	703.6	437.9	352.9
Cubic Global Defense	347.5	394.2	360.1
Corporate	222.8	189.3	201.7
Total assets	$2,324.2	$1,847.2	$1,304.9

Depreciation and amortization:
Cubic Transportation Systems	$29.5	$30.7	$12.0
Cubic Mission Solutions	47.8	23.3	22.4
Cubic Global Defense Systems	7.2	6.8	8.5
Corporate	4.0	3.9	3.7
Total depreciation and amortization	$88.5	$64.7	$46.6

Capital expenditures:
Cubic Transportation Systems	$6.3	$6.6	$3.2
Cubic Mission Solutions	15.8	11.1	2.1
Cubic Global Defense	11.7	4.5	9.4
Corporate	15.4	26.9	17.0
Total expenditures for long-lived assets	$49.2	$49.1	$31.7

As of September 30,	2020	2019	2018
Long-lived assets, net:
United States	$148.2	$128.4	$106.7
United Kingdom	7.1	5.9	5.7
Other foreign countries	11.0	10.7	12.0
Total long-lived assets, net	$166.3	$145.0	$124.4

CGD and CMS segment sales include $434.0 million, $468.8 million and $365.8 million in 2020, 2019 and 2018, respectively, of sales to U.S. federal government agencies. In 2018, CTS segment sales include $158.5 million of sales under various contracts with our customer, Transport for London. No other customer accounts for 10% or more of our revenues for any periods presented.

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors can affect the nature, amount, timing, and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Year Ended September 30, 2020
	CTS	CMS	CGD	Total

United States	$495.6	$329.4	$106.4	$931.4
United Kingdom	185.8	3.2	18.9	207.9
Australia	131.0	1.8	31.5	164.3
Far East/Middle East	1.6	0.9	98.5	101.0
Other	26.9	1.8	42.9	71.6
Total sales	$840.9	$337.1	$298.2	$1,476.2

	Year Ended September 30, 2019
	CTS	CMS	CGD	Total

United States	$488.3	$322.6	$145.7	$956.6
United Kingdom	196.5	1.6	20.1	218.2
Australia	131.9	2.6	29.0	163.5
Far East/Middle East	9.4	0.9	63.7	74.0
Other	23.7	1.1	59.4	84.2
Total sales	$849.8	$328.8	$317.9	$1,496.5

	Year Ended September 30, 2018
	CTS	CMS	CGD	Total

United States	$273.4	$199.8	$154.6	$627.8
United Kingdom	217.2	2.7	20.8	240.7
Australia	130.7	2.4	33.6	166.7
Far East/Middle East	9.8	1.2	75.4	86.4
Other	39.6	0.9	40.8	81.3
Total sales	$670.7	$207.0	$325.2	$1,202.9

Sales by End Customer: We are the prime contractor for the vast majority of our sales. Sales included in other end customers primarily represent sales to foreign governments and commercial customers. The table below presents total net sales disaggregated by end customer (in millions):

	Year Ended September 30, 2020
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$471.7	$320.7	$113.3	$905.7
Other	369.2	16.4	184.9	570.5
Total sales	$840.9	$337.1	$298.2	$1,476.2

	Year Ended September 30, 2019
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$470.0	$314.0	$154.8	$938.8
Other	379.8	14.8	163.1	557.7
Total sales	$849.8	$328.8	$317.9	$1,496.5

	Year Ended September 30, 2018
	CTS	CMS	CGD	Total

U.S. Federal Government and State and Local Municipalities	$273.7	$200.6	$165.2	$639.5
Other	397.0	6.4	160.0	563.4
Total sales	$670.7	$207.0	$325.2	$1,202.9

Sales by Contract Type: Substantially all of our contracts are fixed-price type contracts. Sales included in Other contract types represent cost plus fee and time and material type contracts.

The table below presents total net sales disaggregated by contract type (in millions):

	Year Ended September 30, 2020
	CTS	CMS	CGD	Total

Fixed Price	$828.6	$305.0	$264.3	$1,397.9
Other	12.3	32.1	33.9	78.3
Total sales	$840.9	$337.1	$298.2	$1,476.2

	Year Ended September 30, 2019
	CTS	CMS	CGD	Total

Fixed Price	$838.1	$321.5	$292.8	$1,452.4
Other	11.7	7.3	25.1	44.1
Total sales	$849.8	$328.8	$317.9	$1,496.5

	Year Ended September 30, 2018
	CTS	CMS	CGD	Total

Fixed Price	$653.8	$206.1	$286.3	$1,146.2
Other	16.9	0.9	38.9	56.7
Total sales	$670.7	$207.0	$325.2	$1,202.9

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Year Ended September 30, 2020
	CTS	CMS	CGD	Total

Product	$459.7	$301.8	$186.3	$947.8
Service	381.2	35.3	111.9	528.4
Total sales	$840.9	$337.1	$298.2	$1,476.2

	Year Ended September 30, 2019
	CTS	CMS	CGD	Total

Product	$496.9	$301.0	$213.2	$1,011.1
Service	352.9	27.8	104.7	485.4
Total sales	$849.8	$328.8	$317.9	$1,496.5

	Year Ended September 30, 2018
	CTS	CMS	CGD	Total

Product	$288.1	$187.5	$229.3	$704.9
Service	382.6	19.5	95.9	498.0
Total sales	$670.7	$207.0	$325.2	$1,202.9

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

	Year Ended September 30. 2020
	CTS	CMS	CGD	Total

Point in Time	$102.1	$220.3	$6.7	$329.1
Over Time	738.8	116.8	291.5	1,147.1
Total sales	$840.9	$337.1	$298.2	$1,476.2

	Year Ended September 30. 2019
	CTS	CMS	CGD	Total

Point in Time	$83.1	$259.5	$4.8	$347.4
Over Time	766.7	69.3	313.1	1,149.1
Total sales	$849.8	$328.8	$317.9	$1,496.5

NOTE 17—RESTRUCTURING

In the fourth quarter of fiscal 2020, we announced our NextCUBIC transformation to restructure the way we work and operate as a business. Part of this initiative included establishing a Transformation Office and appointing a Chief Transformation Officer to identify, vet, plan and implement improvement initiatives across Cubic. Coinciding with this initiative, we also announced the combination of CGD and CMS into CMPS. This combination will help us optimize customer access and presence, leverage key enablers across the combined businesses and realize untapped cross-segment technical synergies to capture organizational efficiencies. The significant portion of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs are recognized by our corporate entity. Other restructuring charges related to headcount reductions initiated to optimize our cost positions. Our NextCUBIC transformation initiatives will continue through fiscal 2021, and our consulting fees that will be incurred in the future are generally contingent upon the achievement of future cost savings and increased profitability. The total expected restructuring costs related to these initiatives cannot currently be estimated.

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

In fiscal 2019 and 2020 we incurred additional restructuring charges, consisting primarily of employee severance costs related to headcount reductions initiated to optimize certain cost positions. The total costs of each of these restructuring plans initiated thus far are not expected to be significantly greater than the charges incurred to date.

Our fiscal 2018 restructuring activities related primarily to expenses incurred by our corporate entity to establish a North American shared services center.

Restructuring charges incurred by our business segments were as follows (in millions):

	Years Ended September 30,
	2020	2019	2018
Restructuring costs:
Cubic Transportation Systems	$2.0	$3.2	$0.4
Cubic Mission Solutions	2.3	—	0.2
Cubic Global Defense Systems	3.0	3.3	1.3
Unallocated corporate expenses	9.3	8.9	3.1
Total restructuring costs	$16.6	$15.4	$5.0

The following table presents a rollforward of our restructuring liability as of September 30, 2020, which is included within accrued compensation and other current liabilities within our consolidated balance sheet, (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and Other	Consulting Costs
Balance as of October 1, 2018	$0.6	$0.3
Accrued costs	7.5	7.9
Cash payments	(6.1)	(7.4)
Balance as of September 30, 2019	$2.0	$0.8
Accrued costs	13.5	3.1
Cash payments	(10.3)	(3.1)
Balance as of September 30, 2020	$5.2	$0.8

Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately differ from these estimates. If additional costs are incurred or recognized amounts exceed costs, such changes in estimates will be recognized when incurred.

NOTE 18—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the fiscal years ended September 30, 2020 and 2019:

					Year
	Three Months Ended				Ended
Fiscal 2020	September 30	June 30	March 31	December 31	September 30

	(in thousands, except per share data)
Net sales	$475,475	$350,439	$321,482	$328,839	$1,476,235
Operating income (loss)	73,286	24,706	(29,934)	(6,483)	61,575
Net income (loss)	57,632	(1,155)	(39,123)	(20,575)	(3,221)
Net income (loss) per share, basic	1.85	(0.04)	(1.25)	(0.66)	(0.10)
Net income (loss) per share, diluted	1.84	(0.04)	(1.25)	(0.66)	(0.10)

					Year
	Three Months Ended				Ended
Fiscal 2019	September 30	June 30	March 31	December 31	September 30

	(in thousands, except per share data)
Net sales	$471,198	$382,679	$337,339	$305,259	$1,496,475
Operating income (loss)	58,619	34,725	(6,541)	(566)	86,237
Net income (loss)	41,763	23,910	(9,392)	(6,587)	49,694
Net income (loss) per share, basic	1.39	0.77	(0.30)	(0.23)	1.63
Net income (loss) per share, diluted	1.38	0.77	(0.30)	(0.23)	1.62

The following table summarizes the aggregate impact of net changes in contract estimates (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2020	2019
Operating income (loss)	$3,173	$(1,420)
Net income (loss) from continuing operations attributable to Cubic	1,946	(1,615)
Diluted earnings (loss) per share	0.06	(0.05)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cubic Corporation (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue from contracts with customers in the year ended September 30, 2019, due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (commonly known as Accounting Standards Codification (ASC) 606).

ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective October 1, 2019, due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Business Combinations – Valuation of Acquired Intangible Assets
Description of the Matter

As more fully discussed in Note 2 to the consolidated financial statements, during the year ended September 30, 2020 the Company completed its acquisitions of the remaining 80% of PIXIA Corp. and the remaining 82.5% of Delerrok Inc. (collectively “the acquired entities”) for additional consideration of $197.8 million and $37.0 million, respectively. The transactions were accounted for as business combinations.

Auditing the Company’s accounting for its acquisitions of the acquired entities required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which primarily consisted of technology, backlog and customer relationships. The significant estimation uncertainty was primarily due to the complexity of the valuation models prepared by management to measure the fair value of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the value of the intangible assets included discount rates, terminal growth rates, the weighted average cost of capital, and certain assumptions that form the basis of the internal rate of return (e.g., revenue growth rates, expenses, customer attrition rates, and technology replacement rates). These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over its valuation of acquired intangible assets. Our tests included controls over the estimation process supporting the recognition and measurement of technology, backlog and customer-related intangible assets. We also tested controls around management’s review of assumptions used in the valuation models.

To test the estimated fair value of the technology, backlog and customer-related intangible assets, we performed audit procedures that included, among other things, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, our valuation specialists performed independent comparative calculations to estimate the acquired entity’s weighted average cost of capital. Additionally, we compared the acquired entities revenue growth rates to historical actuals, to selected guideline company growth rates in the industry, and to third party analyst expectations for the industry overall.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1959.

San Diego, California

November 18, 2020

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As of September 30, 2020, we carried out an evaluation, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, as of September 30, 2020, our CEO and CFO have concluded that our disclosure controls and procedures were effective.

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

As permitted by SEC rules, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting excludes an evaluation of the design and operation of internal controls of Pixia and Delerrok which we acquired in 2020 and are included in the 2020 consolidated financial statements of the Company and constituted less than 2% of total and net assets, excluding the preliminary value of goodwill and purchased intangibles as of September 30, 2020 and 1.7% of revenues for the year then ended.

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cubic Corporation

Opinion on Internal Control over Financial Reporting

We have audited Cubic Corporation’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Cubic Corporation (the “Company”) maintained in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended September 30, 2020, and the related notes, and our report dated November 18, 2020 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PIXIA Corp. or Delerrok Inc., which are included in the 2020 consolidated financial statements of the Company and constituted less than 2% of total and net assets, excluding the preliminary value of goodwill and purchased intangibles, as of September 30, 2020 and 1.7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PIXIA Corp. or Delerrok Inc.

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

November 18, 2020

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors and corporate governance will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Shareholders, and is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

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

2.1

Stock Purchase Agreement, dated as of April 18, 2018, by and among Nova Global Supply & Services, LLC, Cubic Corporation and Cubic Global Defense, Inc. Incorporated by reference to Form 8-K, filed April 19, 2018, File No. 001-08931, Exhibit 2.1.

2.2†

Agreement and Plan of Merger, dated as of December 18, 2019, by and among Cubic Corporation, Locus Merger Sub, Inc., Pixia Corp. and FG Pixia LLC. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2019, File No. 001-08931, Exhibit 2.1.

2.3

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 1, 2020, by and among Cubic Corporation, Locus Merger Sub, Inc., Pixia Corp. and FG Pixia LLC. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2019, File No. 001-08931, Exhibit 2.2.

3.1	Amended and Restated Certificate of Incorporation of Cubic Corporation, dated February 19, 2019. Incorporated by reference to Form 8-K filed February 19, 2019, File No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws of Cubic Corporation, dated September 20, 2020. Incorporated by reference to Form 8-K, filed September 21, 2020, File No. 001-08931, Exhibit 3.2.
3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Cubic Corporation, dated September 21, 2020. Incorporated by reference to Form 8-K, filed September 21, 2020, File No. 001-08931, Exhibit 3.1.

4.1	Form of Common Stock Certificate. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2012, File No. 001-08931, Exhibit 4.1.
4.2

Rights Agreement, dated as of September 20, 2020, by and between Cubic Corporation and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (which includes the Form of Right Certificate as Exhibit B thereto). Incorporated by reference to Form 8-K, filed September 21, 2020, File No. 001-08931, Exhibit 4.1.

4.3	Description of Securities.
10.1*	Amended and Restated Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A, filed January 18, 2019, File No. 001-08931.
10.2*	Cubic Corporation Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed January 13, 2015, File No. 001-08931.
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

10.6*

Form of Stock Payment Award Grant Notice and Award Agreement under the Amended and Restated Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit 10.2.

10.7*

Amendment to Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement and Performance Restricted Stock Unit Award Agreement Grant Notice and Performance Restricted Stock Unit Award Agreement under the Cubic Corporation 2015 Incentive Award Plan, dated October 10, 2020. Incorporated by reference to Form 8-K, filed October 16, 2020, File No. 001-08931, Exhibit 10.2.

10.8*	Severance Policy for Cubic Employees. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015, File No. 001-08931, Exhibit 10.2.
10.9*

Amendment and Restatement of the Cubic Corporation Transition Protection Plan, dated as of October 10, 2020, and U.S. Severance Plan for Transition Protection Plan Participants, dated as of May 6, 2020. Incorporated by reference to Form 8-K, filed October 16, 2020, File No. 001-08931, Exhibit 10.1.

10.10*	Management Incentive Bonus Plan. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2018, File No. 001-08931, Exhibit 10.2.
10.11*

Employment Offer Letter, dated as of June 7, 2017, by and among Cubic Corporation and Anshooman Aga. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2017, File No. 001-08931, Exhibit 10.24.

10.12*	Amended and Restated 2005 Deferred Compensation Plan, dated January 1, 2013. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2012, File No. 001-08931, Exhibit 10.1
10.13*	Form of Indemnity Agreement. Incorporated by reference to Form 8-K, filed May 6, 2010, File No. 001-08931, Exhibit 10.1.
10.14*

Separation Agreement and Mutual Release, dated as of September 14, 2020, by and between Cubic Corporation and Michael R. Twyman. Incorporated by reference to Form 8-K, filed September 18, 2020, File No., 001-08931, Exhibit 10.1.

10.15*

Construction and Development Agreement, dated as of February 5, 2019, by and among Cubic Corporation and Bankers Commercial Corporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit 10.3

10.16

Ground Lease, dated as of February 5, 2019, by and among Cubic Corporation and Bankers Commercial Corporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit, 10.4.

10.17

Lease Agreement, dated as of February 5, 2019, by and among Cubic Corporation and Bankers Commercial Corporation. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit 10.5.

10.18

Participation Agreement, dated as of February 5, 2019, by and among Cubic Corporation and Bankers Commercial Corporation, MUFG Bank, LTD and MUFG Union Bank, N.A. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit, 10.6.

10.19

Memorandum of Lease, Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 5, 2019, by and among Cubic Corporation, Bankers Commercial Corporation Chicago Title Company, as deed of trust trustee for the benefit of MUFG Union Bank, N.A. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit 10.7.

10.20

Fifth Amended and Restated Credit Agreement, dated as of March 27, 2020, by and among
Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Current Report on Form 8-K, filed March 30, 2020, File No. 001-08931, Exhibit 10.1.

10.21

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of July 2, 2020, by and among Cubic Corporation, JPMorgan Chase Bank, N.A. (as administrative agent) and the other lenders party thereto. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2020, File No. 001-08931, Exhibit 10.1.

10.22

Receivables Purchase Agreement, dated as of September 16, 2018, by and among Cubic Corporation and Bank of the West. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2019, File No. 001-08931, Exhibit 10.23.

10.23

Account Purchase Agreement, dated as of September 27, 2019 by and among GATR Technologies Inc. and Wells Fargo Bank, N.A. Incorporated by reference to Form 10-K for the fiscal year ended September 30, 2019, File No. 001-08931, Exhibit 10.24.

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
101

Financial statements from the Cubic Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income , (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Changes in Shareholders’ Equity, and (vi) notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

* Indicates management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

11/18/20	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

11/18/20	/s/ Bradley H. Feldmann	11/18/20	/s/ David F. Melcher
Date	BRADLEY H. FELDMANN,	Date	DAVID F. MELCHER,
	Chairman, President &		Lead Independent Director
Chief Executive Officer, Director
(Principal Executive Officer)

11/18/20	/s/ Anshooman Aga	11/18/20	/s/ Mark A. Harrison
Date	ANSHOOMAN AGA,		MARK A. HARRISON,
	Executive Vice President and Chief		Senior Vice President and Chief
	Financial Officer		Accounting Officer
	(Principal Financial Officer)		(Principal Accounting Officer)

11/18/20	/s/ Prithviraj Banerjee	11/18/20	/s/ Bruce Blakley
Date	PRITHVIRAJ BANERJEE,	Date	BRUCE BLAKLEY,
	Director		Director

11/18/20	/s/ Maureen Breakiron-Evans	11/18/20	/s/ Denise L. Devine
Date	MAUREEN BREAKIRON-EVANS,	Date	DENISE L. DEVINE,
	Director		Director

11/18/20	/s/ Carolyn A. Flowers	11/18/20	/s/ Janice M. Hamby
Date	CAROLYN A. FLOWERS,	Date	JANICE M. HAMBY,
	Director		Director

11/18/20	/s/ Steven J. Norris
Date	STEVEN J. NORRIS,
Director