Form 10-K/A
period 2020-09-30
CUBIC CORP /DE/
filed 2021-01-28
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08931

CUBIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1678055
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9333 Balboa Avenue San Diego, California (Address of principal executive offices)	92123 (Zip Code)

Registrant’s telephone number, including area code: (858) 277-6780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, no par value	CUB	New York Stock Exchange
Preferred Stock Purchase Rights	—	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ⌧ No

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

Number of shares of common stock outstanding as of January 26, 2021 including shares held by affiliates is: 31,834,085 (after deducting 8,945,300 shares held as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2020 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we did not file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended September 30, 2020. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of Form 10-K has also been amended to reflect the filings of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing.

Except as the context otherwise requires, the terms “we,” “us,” the “Company,” “Cubic” and “Registrant” as used herein are references to Cubic Corporation, a Delaware corporation, and its consolidated subsidiaries. Terms used but not defined herein are defined in the Original Filing.

CUBIC CORPORATION

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended September 30, 2020

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This Amendment contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor created thereby. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or our future financial or operating performance, including those concerning new programs and growth in the markets in which we do business, increases in demand for our products and for fully integrated systems, retention of existing contracts and receipt of new contracts, the development of new products, systems and services, expansion of our automated payment and fare collection systems and services, maintenance of long-term relationships with our existing customers, expansion of our service offerings and customer base for services, maintenance of a diversified business mix, expansion of our international footprint, strategic acquisitions, the uncertainty regarding the scope, duration and impact of COVID-19, U.S. and foreign government funding, supplies of raw materials and purchased parts, cash needs, financial condition, liquidity, prospects, and the trends that may affect us or the industries in which we operate, are not historical and may be forward-looking.

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed in “Risk Factors” in Part I, Item 1A of the Original Filing and elsewhere throughout the Original Filing, this Amendment and in the documents incorporated by reference therein in the Original Filing, that could cause actual results to differ materially from those expressed in these statements.

Such risks, estimates, assumptions and uncertainties include, among others:

●	the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages; supply chain disruptions; program delays; our ability to recover our costs under contracts; changing government funding and acquisition priorities and payment policies and regulations; and potential impacts to the fair value of our assets;
●	our dependence on U.S. and foreign government contracts;
●	delays in approving U.S. and foreign government budgets and cuts in U.S. and foreign government defense expenditures;
●	the ability of certain government agencies to unilaterally terminate or modify our contracts with them;
●	the effects of potential sequestration on our contracts;
●	our assumptions covering behavior by public transit authorities;
●	our ability to successfully integrate new companies into our business and to properly assess the effects of such integration on our financial condition;
●	the U.S. government’s increased emphasis on awarding contracts to small businesses, and our ability to retain existing contracts or win new contracts under competitive bidding processes;
●	negative audits by the U.S. government;
●	the effects of politics and economic conditions on negotiations and business dealings in the various countries in which we do business or intend to do business;
●	competition, payment and technology changes in the defense and transportation industries;
●	our ability to accurately estimate the time and resources necessary to satisfy obligations under our contracts;
●	the effect of adverse regulatory changes on our ability to sell products and services;
●	our ability to identify, attract and retain qualified employees;
●	unforeseen problems with the implementation and maintenance of our information systems;
●	business disruptions due to cyber security threats, physical threats, terrorist acts, acts of nature and public health crises;
●	our involvement in litigation, including litigation related to patents, proprietary rights and employee misconduct;
●	our reliance on subcontractors and on a limited number of third parties to manufacture and supply our products;
●	our ability to comply with our development contracts and to successfully develop, introduce and sell new products, systems and services in current and future markets;
●	defects in, or a lack of adequate coverage by insurance or indemnity for, our products and systems;

●	changes in U.S. and foreign tax laws, exchange rates or our economic assumptions regarding our pension plans; and
●	other factors discussed elsewhere in the Original Filing and this Amendment.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The directors of Cubic as of the date of this Amendment are as follows:

Bradley H. Feldmann, 59. Mr. Feldmann is Chairman of our Board of Directors (the “Board”), Chief Executive Officer (“CEO”), and President of Cubic. He was appointed to the Board in May 2014 and was elected as Chairman of the Board in February 2018. He has served as CEO of Cubic since July 2014, and as President since January 2013. He also served as Chief Operating Officer of Cubic from January 2013 to July 2014. Prior to that, he was President of the companies comprising the Cubic Defense Systems segment, a role he assumed in 2008. He previously worked at Cubic Defense Systems from 1989 to 1999. Prior to rejoining Cubic in 2008, Mr. Feldmann held senior leadership positions at OMNIPLEX World Services Corporation, a security services provider, and ManTech International, a defense contracting firm (Nasdaq: MANT). He is a Board Leadership Fellow of the National Association of Corporate Directors, a member of the Aerospace Industries Association Board of Governors and is a member of the Board of the National Defense Industrial Association (NDIA), serving on NDIA’s Executive Committee and as Chair of the Finance Committee. He also serves on the board of directors of UrbanLife, a non-profit organization, as Chair of the Finance Committee.

Mr. Feldmann was selected to serve on our Board due to his extensive defense, intelligence and transportation industry expertise, his long history and successful track record with Cubic, having spearheaded Cubic’s strategic growth and NextCUBIC plans, including customer-centric innovations, strong improvements to financial performance, IT infrastructure, operations and talent development, and his extensive management experience at global companies.

Prithviraj Banerjee, 60. Dr. Banerjee was appointed to the Board in 2018. Dr. Banerjee has served as Chief Technology Officer of ANSYS, Inc., a global engineering software developer, since October 2018, and prior to that, served as a senior client partner for Korn Ferry, a management consulting firm, from June 2017 to October 2018 where he was responsible for the Internet of Things and digital transformation advisory services within the organization’s global industrial practice. Prior to his role at Korn Ferry, Dr. Banerjee was the Executive Vice President and Chief Technology Officer for Schneider Electric SE, a multinational energy company, from September 2015 to June 2017, and served in several senior leadership roles including Managing Director of Global Technology R&D at Accenture PLC from 2013 to 2015; Chief Technology Officer and Executive Vice President of ABB Ltd., a multinational automation company, from 2012 to 2013; and Senior Vice President of Research and Director of HP Labs at Hewlett-Packard, a multinational technology company. Dr. Banerjee founded AccelChip, a developer of products and services for electronic design automation in 2000 and BINACHIP, where he was also Chairman and Chief Scientist in 2006. He has also served as Dean of the College of Engineering at the University of Illinois at Chicago, Walter P. Murphy Professor and Chairman of Electrical and Computer Engineering (“ECE”) at Northwestern University and Professor of ECE at the University of Illinois. From 2013 to 2019, Dr. Banerjee served on the board of directors of Cray Inc., a company that specialized in supercomputers and solutions for storage and analytics. He also serves on the board of directors of Turntide Technologies.

Mr. Banerjee was selected to serve on our Board due to his leadership experience in engineering, disruptive technology and research and development, and his global experience in both public and private sectors with a track record of driving innovation and technology differentiation.

Bruce G. Blakley, 75. Mr. Blakley was appointed to the Board in 2008. Mr. Blakley was an audit partner and, from 1996 to 1998, was Managing Partner in the San Diego office of the national accounting firm Coopers & Lybrand (PricewaterhouseCoopers since 1998). He was employed there in auditing private and public companies and consulting with their boards of directors and executives for 32 years until his retirement in 2005. He maintains his CPA license, teaches at the University of California, San Diego, and serves as a Director of a privately held manufacturing company. He previously served as a Director and Chair of the Audit Committee of Excel Trust, Inc. from April 2010 to August 2015 and as Board Chair of The San Diego Foundation, a non-profit organization with over $575 million in assets, including as Chair of its Finance, Audit, and Executive Committees, and as a Director of The San Diego Foundation for 14 years.

Mr. Blakley was selected to serve on our Board due to his public, private and non-profit business experience as well as experience in academia, his extensive financial expertise including financial reports, accounting and controls, and his enhanced corporate governance experience.

Maureen Breakiron-Evans, 66. Ms. Breakiron-Evans was appointed to the Board in 2017. Ms. Breakiron-Evans served as the Chief Financial Officer of Towers Perrin, a global professional services company from 2007 through 2008. Prior to that she was Vice President and General Auditor of CIGNA Corporation, a health services organization, from 2005 to 2006, and was Executive Vice President and Chief Financial Officer of Inovant, LLC, VISA’s captive technology development and transaction processing company, from 2001 to 2004. She served 16 years in public accounting, ultimately as a partner at Arthur Andersen LLP through 1994. Ms. Breakiron-Evans currently serves on the board of directors of Cognizant Technology Solutions Corp., a multinational IT service provider (Nasdaq: CTSH), where she serves on the Audit Committee and on the Nominating and Corporate Governance Committee, and Ally Financial, Inc., a financial services company (NYSE: ALLY), where she serves on the Audit Committee and Digital Transformation Committee. She recently served on the board of directors of Heartland Payment Systems, Inc., a payment processing and technology provider, where she served as Chair of the Audit Committee until its sale in April 2016. Ms. Breakiron-Evans served on the board of the Federal Home Loan Bank-Pittsburgh from 2011 through 2014. She received an NACD Cyber Security Certificate in 2017 and is a Board Leadership Fellow of the National Association of Corporate Directors.

Ms. Breakiron-Evans was selected to serve on our Board due to her experience as an audit partner with a strong command of the financial reporting and tax issues facing public companies, and because she is a former chief financial officer with extensive leadership, technology, financial and risk management experience.

Denise L. Devine, 65. Ms. Devine was appointed to the Board in 2019. Ms. Devine was the founder and since 2014 has served as the CEO of FNB Holdings, LLC, a company dedicated to initiatives in the health and wellness space, and since 2014 was co-founder, Chief Administrative Officer and Chief Financial Officer of RTM Vital Signs, LLC, a medical device company. Ms. Devine was also founder and previously served for more than ten years as the CEO of Nutripharm, Inc., a health and nutrition company. Ms. Devine previously served as Chief Financial Officer for Energy Solutions International, a technology company serving the energy industry, and in financial management positions for Campbell Soup Company, a processed food and snack company. Ms. Devine has served as Chair of the Pennsylvania State Board of Accountancy and on the Board of the American Institute of CPAs. Ms. Devine has served as a director of Fulton Financial Corporation, a financial services company (Nasdaq: FULT),  since 2012 as a director of AgroFresh Solutions, Inc., a global leader in produce freshness solutions (Nasdaq: AGFS), since 2018 and as a director of Select Quote, a technology-enabled, direct-to-consumer insurance distribution platform (NYSE: SQLT), since 2020. Ms. Devine was a member of the Board of Trustees of Villanova University from 2005 to 2015, where she was the Chair of the Audit and Risk Committee. She has also served as a member of the Board of Trustees of Lourdes Health System from 2010 to 2019 and on the board of directors of AUS, Inc. a privately-owned company, since 2016 and was appointed to the board of directors of Ben Franklin Technology Partners of Southeastern Pennsylvania in 2016. Ms. Devine is a certified public accountant.

Ms. Devine was selected to serve on our Board due to her global leadership experience spanning from entrepreneurial start-ups to Fortune 100 corporations, extensive financial and capital markets experience, deep experience developing and commercializing technology platforms, and because she is a co-inventor on more than twenty U.S. and international patents.

Carolyn A. Flowers, 71. Ms. Flowers was appointed to the Board in 2019. Ms. Flowers has served as a Partner and Managing Principal of InfraStrategies LLC, a global advisory and management consulting firm since February 2019. Ms. Flowers is an experienced transportation executive who was formerly the Senior Vice President of Americas Transit Market Sector at AECOM, a multinational engineering, where she was responsible for client and industry relations and business development in the U.S. and Canada from March 2017 to February 2019. Prior to joining AECOM, she served as the acting administrator of the Federal Transit Administration under President Obama from January 2015 through January 2017. Ms. Flowers was the CEO and Director of Public Transit for the Charlotte Area Transit System from January 2010 to January 2015 and spent 19 years at Los Angeles County Metropolitan Transportation Authority where she completed her tenure as its Chief Operating Officer. Ms. Flowers currently serves on the American Public Transportation Association’s (“APTA”) board of directors. She previously served as Co-Chair of the Reauthorization Task

Force and Publication Advisory, Leadership, Legislative and Awards committees. She currently serves on the Finance Committee of APTA.

Ms. Flowers was selected to serve on our Board due to her recognition as a thought leader in the transportation and infrastructure space, her unique understanding in the areas of policy, public-private partnerships and creative collaboration among stakeholders and the business community, and because of her extensive leadership experience in public transportation.

Janice M. Hamby, 62. Admiral Hamby was appointed to the Board in 2015. Admiral Hamby retired as a U.S. Navy Rear Admiral in 2012 and is an information technology expert with more than 30 years of experience in the cyber security arena, most recently as a Deputy Chief Information Officer for the U.S. Department of Defense from 2011 to 2012. Prior to that she served as Vice Director, Command, Control, Computers and Communications for the Joint Chiefs of Staff. She subsequently served as the Chancellor at the College of Information and Cyberspace, National Defense University in Washington, D.C., from October 2014 until July 2018. Admiral Hamby served twice as Commanding Officer of critical telecommunications and technology services organizations, as well as on the staffs of the Chairman of the Joint Chiefs of Staff and the Commander of Multi-National Force in Iraq. She holds a Doctor of Management degree and consults and speaks on cyber security and leadership. She co-owns and operates Fair Winds Farm, LLC with her husband.

Admiral Hamby was selected to serve on our Board due to her strong background in directing and implementing information technology systems in complex organizations as well as deep experience in cyber security, her extensive defense industry and military leadership experience, her experience in strategy development, human capital management and development and international negotiations, and because she is an expert in areas of impacts of toxic environments on workforce resilience.

David M. Melcher, 66. General Melcher was appointed to the Board in 2018. General Melcher served as the President and CEO of the Aerospace Industries Association from June 2015 through the end of December 2017. From 2011 to 2015, he was President, CEO, and a member of the board of directors of Exelis Inc., a diversified, global aerospace defense, information and technology services company. Exelis Inc. was spun off from ITT Corporation (“ITT”), a global manufacturing company, in 2011 and acquired by Harris Corporation in 2015. From 2008 to 2011, he was the President of ITT’s Defense and Information Solutions business. He retired from the Army as a Lieutenant General in 2008 after a successful 32-year career, and served in the Pentagon as the Army’s Military Deputy for Budget and Deputy Chief of Staff for Programs (G8). General Melcher served on the board of directors of CR Bard Corporation (“CR Board”), a medical technology company, from 2014 to December 2017 and was a member of the Audit, Finance and Compensation and Personnel Committees. Becton, Dickinson and Company (“BD”), a multinational medical technology company (NYSE: BDX), acquired CR Bard in December 2017 and General Melcher was appointed to serve on BD’s board of directors as of that date, as well as the Audit and Compensation and Management Development Committees. As of August 2019, he was elected to board of directors the Uniformed Services Automobile Association and serves on the Audit and Compensation and Workforce committees. General Melcher was also selected in September 2019 as a member of the Board of Managers for General Motors Defense, LLC.

General Melcher was selected to serve on our Board due to his extensive aerospace and defense industry leadership expertise, including as a former public company CEO, his experience with military programs and budgeting, his background in strategy, business development, finance and engineering, and his extensive corporate governance experience with a decade worth of service on four corporate boards.

Steven J. Norris, 75. Mr. Norris was appointed to the Board in 2014. Mr. Norris is a recognized authority on transport and infrastructure issues. Before joining the Cubic Board in 2014, he served as a member of the Cubic Transportation Systems, Inc. strategic advisory board from 2012 to 2014. He is the chair of Soho Estates, one of the largest real estate operations in the United Kingdom, and was appointed Chairman of Driver Group Plc (LON: DRV), an engineering services company, in March 2015 and as a Director of Optare PLC, a manufacturing company, in August 2014. He also serves as the President of ITS UK, the sister organization of ITS US, which represents transport technology business in their respective countries. Mr. Norris became a Member of Parliament in 1983 and remained in government service until 1997. While serving as Parliamentary Undersecretary of State for Transport and Minister for Transport in former Prime Minister Sir John Major’s government, Norris was responsible for the Jubilee Line Extension, the largest extension of the London

Underground network to date. He is also a former member of the Board of Transport for London, which operates the London public transit system.

Mr. Norris was selected to serve on our Board because he is a recognized authority on transportation and infrastructure issues, he has deep experience in government affairs, he has global leadership experience drawing from many years in government service in the UK, and because of his former and current experience as Chairman of AIM and LSE public companies in the UK.

EXECUTIVE OFFICERS

The information required by Paragraph (b) of Item 401 of Regulation S-K, as well as the information required by Paragraphs (d) through (f) of that Item to the extent the required information pertains to our executive officers, is set forth in Part I, Item 1 of the Original Filing under the heading “Executive Officers.”

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors or executive officers.

CODE OF ETHICS

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”), and the rules of the SEC require our directors and executive officers as well as persons who beneficially own more than 10% of our common stock to file reports of their ownership and changes in ownership of common stock with the SEC. For our directors and executive officers, our personnel generally prepare and file these reports on the basis of information obtained from each director and officer and pursuant to a power of attorney. Based solely on a review of such reports furnished to the Company during fiscal year 2020, and written representations received from our directors and officers, no director, officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis during fiscal year 2020 the reports required by Section16(a) of the Exchange Act, except the following:

●	Due to an administrative oversight on the part of the Company, a Form 3 for each of Hilary Hageman and Laurent Eskenazi was filed late during fiscal year 2020;
●	Due to an administrative oversight on the part of the Company, a Form 4 for Laurent Eskenazi was filed late during fiscal year 2020;
●	Due to an administrative oversight on the part of the Company, an amended Form 4 for each of Mark Harrison, Grace Lee and Rhys Williams was filed during fiscal year 2020 with respect to unintentionally omitted RSU grants from each original Form 4; and
●	Due to an administrative oversight on the part of the Company, an amended Form 4 for each of Anshooman Aga, Matthew Cole, James Edwards, Bradley Feldmann, Janice Hamby, Mark Harrison, Michael Knowles, Steven Norris, Michael Twyman and Rhys Williams was filed during fiscal year 2020 with respect to unintentionally omitted shares withheld to satisfy tax obligations from each original Form 4.

AUDIT AND COMPLIANCE COMMITTEE

The Audit and Compliance Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Bruce G. Blakley, Maureen Breakiron-Evans, Denise L. Devine, and Steven J. Norris. Bruce G. Blakley

is the current chair of the Audit and Compliance Committee. Each member of the Audit and Compliance Committee is independent as defined under Section 303A.02 of the NYSE Listed Company Manual, Section 10A-3 under the Exchange Act, and in our Corporate Governance Guidelines, and is financially literate. Mr. Blakley, Ms. Breakiron-Evans and Ms. Devine are our Audit and Compliance Committee Financial Experts with extensive accounting experience.

Mr. Blakley, Ms. Breakiron-Evans and Ms. Devine have all served on the audit committee of another publicly-held company. Mr. Blakley previously served as chair of an audit committee for Excel Trust, Inc., a publicly held real estate investment trust, until August 2015. The trust is unrelated to Cubic and its subsidiaries and does not present any conflicts of interest for Cubic or the industry in which it operates.

Ms. Breakiron-Evans currently serves on the Audit Committee of the Board of Cognizant Technology Solutions Corp., and on the Audit Committee of the Board of Ally Financial, Inc. She recently served as Chair of the Audit Committee of the Board of Heartland Payment Systems, Inc. until its sale in April 2016. The companies are unrelated to Cubic and its subsidiaries and do not present any conflicts of interest for Cubic or the industry in which it operates.

Ms. Devine currently serves on the Audit Committee for AgroFresh Solutions, Inc. and Fulton Financial Corporation. She previously served as Chair of the Audit Committee of Villanova University. The companies and organizations are unrelated to Cubic and its subsidiaries and do not present any conflicts of interest for Cubic or the industry in which it operates.

Item 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and the objectives of the Company’s compensation program for its executive officers, including the named executive officers (the “Named Executive Officers” or the “NEOs”), and how the Executive Compensation Committee oversees the executive compensation program. This Compensation Discussion and Analysis also describes the compensation determination process for fiscal year 2020 and how each element of compensation was determined.

The following individuals are our NEOS for fiscal year 2020 as listed in the Summary Compensation Table below:

Bradley H. Feldmann	Chairman, President and Chief Executive Officer
Anshooman Aga	Executive Vice President and Chief Financial Officer
Michael Knowles	Senior Vice President of Cubic and President of Cubic Mission and Performance Solutions
Grace G. Lee	Senior Vice President of Cubic and Chief Human Resources and Diversity Officer
Jeffrey B. Lowinger	Senior Vice President of Cubic and President of Cubic Transportation Systems
Michael R. Twyman(1)	Former Senior Vice President of Cubic and President of Cubic Mission Solutions

(1)	Effective August 27, 2020, Mr. Twyman departed the Company after serving as Senior Vice President of Cubic and President of Cubic Mission Solutions since May 25, 2016 as a result of the combination of the two defense businesses.

Executive Summary

A Focus on Resiliency and Agility in a Year of Unprecedented Global Crisis

COVID-19, officially declared a global pandemic in March 2020, has presented challenges and impacts on each of our businesses and our financial performance for the fiscal year. At the onset of the pandemic, Cubic’s customers (primarily U.S. and foreign state, regional and local governmental agencies) dramatically shifted their focus to safety, crisis management and budget conservation. Our customers in the public transportation sector have faced unprecedented challenges in 2020 as they continue to deliver an essential service to provide safe mobility options for travelers, but with greatly reduce operating revenues from all funding sources, especially public transit ridership, which plummeted by 90% in some cities.

While Cubic has not experienced any cancelations of existing projects and our pipeline remains robust, our financial results in fiscal year 2020 were impacted by delays in new awards and, to a lesser extent, lower ridership, and we expect this dynamic to continue until the funding situation and operating environment improves for our customers. In our Defense business, we have also experienced delays in new orders as well as a slowdown of training exercises. We estimate that the COVID-19 pandemic negatively impacted Sales by up to $73 million and Adjusted EBITDA by up to $28 million during fiscal year 2020. While the estimated impacts of COVID-19 may not have been overly material to Cubic’s operations, relative to the ambitious manner in which Cubic established its incentive plan goals for fiscal year 2020, we believe these reductions had a significant negative impact on award calculations.

Against a backdrop of economic challenges and uncertainty, we continued to advance our strategic priorities and delivered good financial performance, which is summarized in the Financial Performance discussion below.

Resilience to the Pandemic

Beginning in March 2020, Cubic took decisive action to respond to the unprecedented disruption and related risks surrounding the COVID-19 pandemic and to protect the interests of the Company, our employees, our customers, our shareholders and our other stakeholders. To guide the Company’s efforts throughout the pandemic, the Cubic leadership team focused on three main priorities – Care for our People, Care for our Employees and Focus on Essentials. We believe that our strong culture and talented, experienced teams have enabled us to effectively address these priorities and our results and progress this year demonstrate that. We imposed mandatory stay-at-home remote work except for essential work, including our service associates who continued to serve our customers, and our production associates, who continued to work to meet customer commitments. Our 6,000 talented employees have done an excellent job delivering mission critical solutions to our customers during these increasingly complex times while safeguarding the well-being of our teams. As a result of the Company’s proactive measures, our operations did not miss any production days and did not have any significant disruption to our business. Importantly, the Company has no reported cases of employee-to-employee contraction of COVID-19.

The table below summarizes the key areas of focus and actions taken by the Company in response to the challenges in fiscal year 2020 relating to the business disruption and risks surrounding the COVID-19 pandemic.

Our Focus	What We Did

Launched NextCUBIC Strategy - underpinned by a robust outside-in assessment - to drive a step change in value creation and deliver sustainable financial improvement through both functional and cultural transformation in the way we work.

Employees and Community

•

Effective actions to keep employees safe and to monitor employee well-being; no reported cases of employee-to-employee contraction

o

Increased frequency of cleaning/sanitation; social distancing and additional protocols for “site essential” employees, including mandatory face coverings

o

Implemented contact tracing and comprehensive protocols at all global sites for confirmed and suspected COVID-19 cases

•

Transitioned approximately 75% of the global workforce to telework

•

Implemented paid time-off policy to allow flexibility for employees who could not perform work due to restrictions as a result of COVID-19; implemented paid sick time globally for anyone affected by COVID-19

•

Digital workforce enablement and focus on cyber security to enable effective telework

•

Repurposed manufacturing capabilities to provide face coverings to all employees

•

Employee care and actions taken following events of social injustice in the U.S. amid an already challenging environment (e.g., implemented new, mandatory Inclusion training course, globally); continued focus on progressing Diversity and Inclusion as a strategic priority

•

Frequent, effective communications from CEO and COVID-19 taskforce

•

Continued focus on engagement (won San Diego Union-Tribune’s Top Workplaces; achieved a company-record engagement score)

•

Preparedness of workforce for post-COVID-19 recovery and rebound

•

Continued ESG initiatives, including helping our communities and charitable contributions; enhanced level of ESG disclosures on the Company’s website

•

Speed and fairness of changes (e.g., executive vs. employee pay cuts)

Customers and Business Continuity

•

Ensured supply chain and manufacturing continuity

•

Maintained on-time delivery during pandemic; major projects remained on track

•

Repurposed manufacturing capabilities to provide face coverings to customers

•

Proactive discussions with customers surrounding risk management and preparedness

•

Launched three mobile apps for transit customers (i.e., D.C., Los Angeles, and Chicago), giving travelers a convenient, safe way to pay for their journeys

•

Conversations with transit customer senior executives to serve their immediate needs to enhance safety and provide insights to support rebound

•

Continued to advance key pursuits in support of the national defense strategy (e.g., won high capacity backbone prototype for the U.S. Air Force)

Financial Discipline

•

Reduced Board and CEO cash compensation 15%; CFO 7.5% (May to fiscal 2020 year-end)

•

Suspended employee salary merit increases through fiscal 2021 and 401(k) retirement contributions (May to fiscal 2020 year-end)

•

Debt restructuring enhanced flexibility; new term loan and upsized revolver (i.e., 30% additional capacity), attractive rates and improved covenants

•

Focused on reducing net leverage

•

Instituted an indirect/overhead position hiring freeze and control measures

•

Reduced/deferred select expenses

Shareholders

•

Took prudent action to withdraw guidance considering macro uncertainty; provided color on business environment, key assumptions and expectations

•

Frequent engagement with the investment community, including robust business updates

•

Strong focus on safety, customer commitments, business continuity, along with cost savings program and debt restructuring, supported the achievement of good financial results despite COVID-19 challenges

•

Maintained the payment of dividends to our shareholders

•

Continued key investments to support innovation and future growth

•

Driving growth, operational excellence and culture to deliver long-term, sustainable shareholder value through recently launched NextCUBIC strategy

Actions taken by the Executive Compensation Committee

The Committee’s decision process takes into consideration the unforeseen effect of COVID-19 and the resulting impact to our performance-based compensation, and the impact to Cubic’s stakeholders, including our employees and shareholders. From the period of March 2020 at the onset of the pandemic through the end of the fiscal year, the Committee had seven meetings to discuss the available alternatives. The Committee also exercised its discretion under our plans to determine the best way to compensate management in a fair manner while ensuring the long-term sustainability of our business. The Executive Compensation Committee ensured that the actions taken to address our long-term performance incentive programs align with the long-term interests of our shareholders and the interests of management.

Annual Incentive Plan

The Executive Compensation Committee considered a number of factors, including the unprecedented global crisis due to the pandemic and its impact on Cubic’s financial performance, and management’s actions in managing the company throughout the pandemic, in its effort to meet and exceed customer commitments and care for employees and stakeholders.

●	As a result of the uncertainty and the unforeseen impact of the pandemic, the Company withdrew its guidance. The Committee did not reset its performance targets as the impact of the pandemic was uncertain and unpredictable, and decided that it would instead exercise its discretionary authority under the plan.
●	In recognition of the need to focus management on key priorities to navigate the impact of the pandemic, the Committee identified four main areas of focus. The Committee identified the resiliency factors described above to address ongoing business operations as well as the long-term sustainability of Cubic. The Committee indicated that any application of discretion at the end of the year would be guided by the Company’s resilience in these areas.
●	The Committee reviewed management’s execution against these priorities and noted its strong performance against objectives, and noted the achievements compared to the prior year.
●	The Committee also reviewed management’s care for its employees, noting Cubic had a record employee engagement result as well as being named as a Top Workplace.
●	Based on these contributions, the Committee established a funding cap, well below target, of 60% of target on average for the NEOs (and 70% of target for any individual NEO), compared to the 20.6% otherwise achieved for the Corporate NEOs under the annual incentive plan formula. Details of this formula-based achievement is on page 30.

Market-based Base Salary Adjustments

●	The Executive Compensation Committee approved adjustments to the NEOs’ base salaries for fiscal year 2020 in November of 2019 prior to the pandemic. This was completed based on its review of comparable company data and an evaluation of the NEOs’ individual performance.
●	Mr. Feldmann’s base salary was increased by 3.7% over fiscal year 2019.
●	Current NEOs’ base salary increases averaged 6.4% over fiscal year 2019. This average excludes the increase for Mr. Knowles which represents a market adjustment in connection with increased responsibilities as president of Cubic Global Defense, as well as Jeff Lowinger who was hired on April 27, 2020.
●	Following the onset of the COVID-19 pandemic, all base salaries have been frozen for fiscal year 2021 except for changes in responsibilities resulting in a promotion.
●	From May 2020 to the end of the fiscal year, Mr. Feldmann elected to take a reduction in pay of 15% of his base salary. From May 2020 to the end of the fiscal year, Mr. Aga elected to take a reduction in pay of 7.5% of his base salary. From May 2020 to the end of the fiscal year, the Board elected to take a reduction in pay of 15% of their annual retainer.

Key Performance Objectives During Fiscal Year 2020 for the Annual Incentive Plan

Our executive compensation program is designed to drive the achievement of our strategic objectives and financial goals, while aligning the interests of our executive officers with those of our shareholders. The Executive Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our philosophy. Compensation awarded to our NEOs for fiscal year 2020 reflected the strategic achievements and financial results and supports the overall compensation philosophy.

The Executive Compensation Committee primarily used three financial metrics for fiscal year 2020 to determine the annual incentive payable to the Company’s NEOs.

For fiscal year 2020, Sales, Adjusted EBITDA and cash flow were the financial metrics used by the Executive Compensation Committee to evaluate our financial performance under the Company’s fiscal year 2020 annual incentive program. Our consolidated performance for fiscal year 2020 for these metrics, relative to fiscal year 2019 consolidated performance, is reflected in the table below.

Financial Measure	Fiscal Year 2019 ( in millions)	Fiscal Year 2020 (in millions)	Increase (decrease)
Sales	$1,496.5	$1,476.2	(1.35)%
Adjusted EBITDA	$ 146.6	$ 158.3	+7.98%
Operating Cash Flows (excluding the VIE)	$ 18.3	$ 104.2	+469%

2020 Performance Highlights

We delivered strong year-over-year financial performance and other significant achievements during fiscal year 2020, including:

●	Responded to the challenges related to the COVID-19 pandemic by transitioning our team members to a remote work configuration while keeping the Company on track to meet customer commitments through robust business continuity and safety measures.
●	Sales in fiscal year 2020 were comparable to the prior year at $1,476 million; Adjusted EBITDA increased 8% to $158 million, a company record; Adjusted EBITDA margin expanded 90 basis points to 10.7%; strong cash flow of $104.2 million.
●	Generated a Book to Bill ratio of 1.14 (>1.0 in all segments); backlog at year-end was strong at $3.7 billion.
●	Continued to deliver on our major fare collection projects, on schedule, including our roll out of the One Metro New York (OMNY) system, successfully reaching our goal to bring OMNY to all subway stations and buses by the end of 2020.
●	Launched three new mobile apps for our transit customers in Washington D.C., Los Angeles and Chicago.
●	Advanced our strategic priorities, including key awards such as:
o	Five-year extension to upgrade Chicago’s Ventra fare collection system
o	High Capacity Backbone prototype for U.S. Air Force
o	Advanced Battle Management System multiple award, indefinite delivery/indefinite quantity (“IDIQ”) for U.S. Air Force
o	Next-generation Troposcatter system for U.S. Marine Corps
o	Surface Training Immersive Gaming and Simulations for U.S. Navy (single award, IDIQ)
●	Completed a debt restructuring, which provided additional capacity, more favorable terms and less restrictive covenants.
●	Implemented cost-reduction measures to offset certain unfavorable financial impacts related to the pandemic, including a. temporary reduction of pay for the CEO, CFO and Board.
●	Strong emphasis on our people. Employee engagement reached a record of 82%.
●	Cared for our people in response to the events of racial injustice in the United States. Enabled an environment for employees globally to share and learn in our "Safe Room" discussions.

●	Recipient of the 2020 Top Workplaces award from the San Diego Union Tribune.
●	Launched NextCUBIC strategy - underpinned by a comprehensive outside-in assessment - which focuses on growth, operational excellence and culture.
o	Began implementation phase including the first key action: combining the Company's defense business segments to drive superior customer value and enhance operational effectiveness.

In fiscal year 2020, Sales were $1,476 million, compared to $1,496 million in fiscal 2019. We estimate that the negative impacts related to the COVID-19 pandemic totalled up to $73 million, primarily reflecting delayed orders and lower transit ridership. Adjusted EBITDA increased 8% to $158.3 million and Adjusted EBITDA margin increased 90 basis points to 10.7%, as strong performance in Transportation, coupled with the contribution of the high-margin Pixia acquisition and company-wide cost management initiatives, more than offset investments in Mission Solutions and the impacts related to COVID-19.

Net loss from continuing operations was $3.7 million, or $0.12 per share, compared to net income from continuing operations attributable to Cubic of $51.1 million in fiscal 2019, or $1.67 per share, primarily reflecting lower operating income, a $16.1 million loss on extinguishment of debt and higher interest expense, which was partially offset by an income tax benefit of $6.4 million, compared to an income tax expense of $11.0 million in fiscal 2019. Additionally, prior year results included a $32.5 million gain on sale of fixed assets. Adjusted net income increased to $103.8 million, or $3.32 per share, compared to Adjusted net income of $95.6 million in fiscal 2019, or $3.13 per share. The table below reconciles Adjusted EPS to GAAP EPS. Please see page 48 of the Original Filing for a reconciliation of Net Income to Adjusted EBITDA.

GAAP Net Income to Adjusted Net Income and GAAP EPS to Adjusted EPS Reconciliation	Year Ended September 30,
(in millions, except share and per share amounts)	2018	2019	2020
GAAP EPS	$0.29	$1.67	$(0.12)
GAAP Net income from continuing operations attributable to Cubic	$8.1	$51.1	$(3.7)
Noncontrolling interest in the income (loss) of the VIE	(0.3)	(9.8)	6.6
Amortization of purchased intangibles	27.1	42.1	59.3
Gain on sale of fixed assets	—	(32.5)	(0.2)
Restructuring costs	5.0	15.4	16.6
Loss on extinguishment of debt	—	—	16.1
Acquisition related expenses, excluding amortization	4.5	13.4	13.0
Strategic and IT system resource planning expenses	24.1	8.3	3.9
Other non-operating expense, net	0.7	20.0	28.8
Noncontrolling interest in Adjusted Net Income of VIE	—	(9.7)	(24.6)
Tax impact related to acquisitions(1)	(1.2)	(6.6)	(12.4)
Impact of US Tax Reform	(7.0)	—	0.7
Tax impact related to non-GAAP adjustments(2)	(1.0)	3.9	(0.3)
Adjusted Net Income	$60.0	$95.6	$103.8
Adjusted EPS	$2.19	$3.13	$3.32
Weighted average diluted shares outstanding (in thousands)	27,351	30,606	31,299

(1)	Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.
(2)	The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

2020 Compensation Elements

Three primary elements make up our executive compensation program: base salary, annual incentives and long-term incentives. The chart below summarizes these compensation elements for fiscal year 2020, which are described in more detail in the discussion that follows.

Fixed	At-Risk		
	Base Salary	Annual Incentive[1]	Long-Term Incentives 50% RSUs	50% PRSUs
WHAT?	**Cash**	**Cash**	**Equity**	**Equity**
WHEN?	**Annual**	**Annual**	**Time-based** Three equal annual installments	**3-year Performance Period**
WHY?	Provide a competitive level of base cash compensation to attract and retain talented leaders	Motivate and reward the achievement of short-term, company-wide, business segment and individual objectives, weighted towards key financial targets	Drive the achievement of specific long-term financial performance goals and stock price growth	
HOW?		**CEO and CFO and CHRDO:** *Measures and % weighting* 10% Sales 60% Adjusted EBITDA 20% Operating Cash Flow 10% Digital Strategy **Other NEOs:** *Measures and % weighting* 20% Segment Adjusted EBITDA 10% Segment Operating Cash Flow 60% Company Adjusted EBITDA 10% Digital Strategy **Payout % of Target:** Company and Segment metrics 0-200% Individual multiplier 0-120% Maximum payout 250% of target		I. Annual Sales growth (50% weight) o Cumulative over three years II. Annual Adjusted EBITDA growth (50% weight) o Cumulative over three years III. TSR multiplier o Total award multiplied by 75% to 125% depending on TSR relative to Russell 2000 for performance period **PRSU Vesting:** 0-200%

(1)	For a description of the performance metrics used in our annual incentive plan, and a reconciliation of the non-GAAP performance measures to their GAAP counterparts, please see “Fiscal Year 2020 Executive Compensation Decisions – Annual Incentive Plan” below.

Fiscal Year Target Total Compensation Mix

The charts below show that the significant majority of target total direct compensation for our NEOs is variable or “at-risk,” and tied to achievement of performance objectives or stock price performance.

2020 Key Executive Compensation Outcomes

●	Market-based Base Salary Adjustments. The Executive Compensation Committee approved adjustments to the NEOs’ base salaries for fiscal year 2020 based on its review of comparable company data and an evaluation of the NEOs’ individual performance. Mr. Feldmann’s base salary was increased by 3.7% over fiscal year 2019, while the other current NEOs’ base salary increases averaged 6.4% over fiscal year 2019. This average excludes the increase for Mr. Knowles which represents a market adjustment in connection with increased responsibilities as president of Cubic Global Defense, as well as Jeff Lowinger who was hired on April 27, 2020.
●	Annual Incentive Plan. The Executive Compensation Committee has full discretion as to the form and amount of the annual incentive payments to our NEOs. In the current environment with the global pandemic affecting more than half of the fiscal year, fiscal year 2020 has been a challenging year. Cubic delivers essential, mission critical solutions and our leadership team demonstrated unwavering commitment to serving our customers during unprecedented times. They took significant action to navigate the ongoing pandemic, including measures to safeguard our employees, which is our top priority, ensure business continuity, and mitigate the impacts and risks associated with COVID-19. In recognition of the challenges the corporation has faced and the resiliency NEOs exhibited despite these challenges, the Compensation Committee decided to apply positive discretion to the fiscal year 2020 annual incentive payout. For the NEOs, discretion was applied to the annual incentive payouts to provide incremental payments ranging from 9.8% to 38.4% of the NEOs’ target amounts. The Executive Compensation Committee also approved individual performance multipliers for the NEOs ranging from 1.00 to 1.10.
●	Vesting of Fiscal Year 2018-2020 PRSUs. For the fiscal year 2018 performance restricted stock unit grant (PRSU), the performance of the three-year cumulative results achieved a vesting of 160% following the performance period from 2018 to 2020. Sales attained 200% of target, Adjusted EBITDA attained 200% of target, and return on equity (“ROE”) fell below threshold levels for the three-year performance period. These results combined to produce an earned PRSU award equal to 160% of target. Below is a table representing the three-year performance period.

Fiscal Year 2018 PRSUs
Financial Measure	Weighting	Achievement 2018 to 2020 (in millions)	Target 2018 to 2020 (in millions)	Attainment
		3-Year Cumulative	3-Year Cumulative
Sales	40%	$3,959	$3,655	200%
Adjusted EBITDA	40%	$ 397	$ 334	200%
Return on Equity (%)	20%	2.4%	8%	0%
Total Vesting				160%

Response to the 2020 Say-On-Pay Vote and Key Changes to Compensation Program

Cubic seeks an annual non-binding advisory say-on-pay vote from its shareholders to approve the compensation of its Named Executive Officers as described in the Compensation Discussion and Analysis and other related tables and disclosure.

In February 2020, we held our most recent say-on-pay vote, with approximately 92% of shareholder votes cast in favor of our 2020 say-on-pay resolution (excluding abstentions and broker non-votes). While this represented overwhelming support of our executive compensation program, our Executive Compensation Committee takes into consideration the outcome of our say-on-pay votes as they review executive compensation decisions.

Based in part on feedback from discussions with shareholders following our two most recent say-on-pay votes and, in part, on its reevaluation of our compensation program and advice from its independent compensation consultant to better align our program with shareholder interests, the Executive Compensation Committee implemented certain changes to our executive compensation program for fiscal year 2020 and fiscal year 2021, as described below.

Key Changes to Executive Compensation Program for Fiscal Year 2020

As disclosed in our 2019 proxy statement, our executive compensation program for fiscal year 2020 contains a few key changes to the annual incentive awards and RSUs and PRSUs.

●	Annual Incentive Plan. For fiscal year 2020, the Executive Compensation Committee replaced the invested capital and asset turnover metrics with cash flow to reflect feedback from shareholders and our financial priorities for fiscal year 2020.
●	PRSUs. Fiscal year 2020 PRSU awards incorporate the following key changes:
o	Completing our transition to a performance-based and shareholder return focused long-term incentive plan, the fiscal year 2020 PRSUs return to the measurement of Sales growth and Adjusted EBITDA growth against three-year cumulative performance goals. In addition, Sales growth and Adjusted EBITDA growth will be calculated in a manner to exclude the effect of acquisitions or divestitures, unless otherwise directed by the Executive Compensation Committee, and will be calculated in a manner to exclude the effect of foreign exchange rates.
o	The TSR modifier, relative to the Russell 2000 (up or down by 25%), is unchanged from the 2019 awards, but the modifier is capped at 1.0 if Cubic’s absolute TSR is negative over the three-year performance period.
o	The total shares that may be earned at the end of the three-year performance period is capped at 200% of the target number of PRSUs.
o	Replaced single-trigger vesting upon a change in control with a double-trigger provision.
●	RSUs. Fiscal year 2020 RSU awards will vest ratably over three years, consistent with competitive norms.

Key Changes to Executive Compensation Program for Fiscal Year 2021

In response to the business environment and the COVID-19 pandemic, which continues to impact our customers and our businesses, some changes were made to our Short-Term and Long-Term incentive programs for fiscal year 2021 relative to our Annual Incentive Plan and PRSU program, which comprise 50% of our long-term equity incentive program.

●	Annual Incentive Plan
o	Corporate Plan Components. For fiscal year 2021, the Executive Compensation Committee replaced the goal for Digital Strategy to NextCUBIC, with a weighting of 30% due to its strategic importance. NextCUBIC is the transformational strategic plan for Cubic Corporation. The other components are: Sales with a 10% weighting, Adjusted EBITDA with a 40% weighting, and cash flow with a 20% weighting.
o	Segment Plan Components. For fiscal year 2021, the segment plan has NextCUBIC replacing Digital Strategy, also weighted at 30%. The other components are: Segment adjusted EBITDA with a 20% weighting, Segment cash flow with a 20% weighting, and consolidated adjusted EBITDA with a 30% weighting.
o	Threshold. The vesting threshold for Adjusted EBITDA has been changed from 93% to 82%.
●	PRSUs (2021-2023)
o	The vesting of the 2021-2023 PRSUs will be determined based on the compound annual growth rates of Sales and Adjusted EBITDA achieved over the three-year performance period. The annual rates used in the compound annual growth rates for the vesting threshold, target, and maximum amounts for the 2021-2023 PRSUs have been modified as follows:
●	Threshold. The vesting threshold for Sales has been reduced from 2.5% to 2.0% annual growth and the threshold for Adjusted EBITDA has been reduced from 2.75% to 2.25% annual growth.
●	Target. The target for Sales has been reduced from 6% to 5% annual growth and the target for Adjusted EBITDA has been reduced from 6.5% to 5.5% annual growth.
●	Maximum. The maximum for Sales of 8.5% annual growth and Adjusted EBITDA of 9.25% growth has not changed.

Review of Executive Compensation Best Practices

Below is a summary of best practices we have implemented and practices we avoid.

Our Executive Compensation Best Practices
✓	Stock ownership guidelines apply to both executive officers and directors	✓	Independent compensation consultant
✓	Clawback policy for incentive compensation	✓	No tax gross-ups
✓	“Double trigger” change-in-control agreements	✓	No employment contracts
✓	Modest perquisites	✓	No hedging by executive officers and directors
✓	Long-term equity incentive award program aligns executive incentives with shareholder interests	✓	No repricing of stock options without stockholder approval
✓	Executive compensation program that received strong shareholder response (92% of votes cast in favor) in 2020 and (96% of votes cast in favor) in 2019 say-on-pay vote

Key Objectives and Setting Executive Compensation

Guiding Principles and Objectives

We align the interests of management with those of shareholders and other stakeholders through our executive compensation programs to ensure Cubic’s future as a technology-driven, market-leading global company that makes the world better through innovation, technology solutions, and world-class products. Our policies intend to support the development of a strong executive team provided with appropriate incentives that support the business strategy, build and retain the team and address different risks associated with compensation. We strive to provide a total compensation package that fairly and equitably rewards our leadership team as a team and as individuals, from each of whom we expect superior performance. Our total direct compensation program is designed so that majority of pay is variable or “at risk,” with emphasis on performance over the long term.

Our executive compensation and benefits programs are guided by the following principles:

Pay for Performance

●	Our incentive programs are tied to multiple growth goals that we believe are leading indicators of shareholder value to be achieved in manners consistent with our values.
●	We measure performance as a team and by each individual executive’s contribution to outcomes.

Retention of a Strong Leadership Team

●	Compensation opportunities are intended to be competitive against our peers and broader industry competitors for talent. By allowing pay to exceed median when performance warrants, we expect to be able to attract and retain the kind of leadership that is demanded by the complexity of opportunities and challenges in our business.

Aligned with Shareholder Interests

●	We balance fixed and variable compensation opportunities to manage risk while emphasizing performance.
●	All of our long-term incentives are earned in the form of equity that vests over time on the basis of performance and/or continued contribution.
●	Stock ownership guidelines and our compensation recovery policy encourage long-term results for shareholders.

Use of Comparable Company Compensation Data

●	Our pay opportunities and our compensation programs are reviewed against a peer group and comparable company data and best practices, as further described below, and are modified when we can better attract, retain, and motivate as a result.
●	We strive to establish overall target compensation at the median for seasoned performers, but our actual compensation can vary between the lower and the upper quartiles based on delivered performance, with such variances determined at the discretion of our Executive Compensation Committee.

Pay Positioning

●	Our Executive Compensation Committee reviews competitive peer and survey compensation at the 25th, 50th, and 75th percentiles in order to understand how the marketplace pays for roles similar to our NEOs. Without targeting a specific percentile for target total direct compensation, the Executive Compensation Committee expects that actual executive compensation will vary between the lower and the upper quartiles based on experience and delivered performance.

●	In setting fiscal year 2020 executive compensation, after a review of the comparable company data, the Executive Compensation Committee noted that Mr. Feldmann’s total direct target compensation was below the median of chief executives at comparable companies in the peer group and survey data. After evaluating his performance and experience, the Executive Compensation Committee approved increases to Mr. Feldmann’s base salary and long-term incentive award target value that brought his total direct target compensation to a level above the 50th percentile of the comparable company data.
●	Additionally, the Executive Compensation Committee noted that the total direct target compensation of the other NEOs fell below the 50th percentile of executives in comparable positions and approved recommendations presented by Mr. Feldmann for base salary increases and adjustments to their target long-term incentive award values to bring, on average, total direct compensation approximating the 50th percentile of the comparable company data.
●	While the Executive Compensation Committee used this comparable company data as a guide in determining which compensation components to increase and by how much, the final determinations were not made by reference to specific targeted levels for any of the individual compensation components.

Oversight

●	Our compensation programs and their outcomes are approved by an independent Executive Compensation Committee.
●	By overseeing the establishment and evolution of policies and programs, the Executive Compensation Committee motivates decision-making and behaviors that deliver value to shareholders and stakeholders within a mandate to build Company sustainability, culture and productivity.

Setting Executive Compensation

Our annual compensation evaluation process includes a review of salary, annual incentives and long-term incentive practices of organizations of similar size, in comparable industries, and specific individuals with relevant responsibilities and experience. In addition to reviewing comparable company data from our identified peer group and third-party compensation consultant surveys, the Executive Compensation Committee also relies on the judgment of its members in making compensation decisions consistent with the guiding principles and objectives of our compensation program described above. After carefully reviewing our performance, as well as evaluating a NEO’s annual performance compared to established goals, leadership qualities, operational performance, business responsibilities, career with our Company, current compensation arrangements and long-term potential to enhance shareholder value, an informed decision is reached.

The roles of management, the Executive Compensation Committee and the committee’s independent compensation consultant in setting executive compensation are further described below:

Executive Compensation Committee
●
Oversees our executive compensation program for executive officers
●
Authorized to retain the services of an independent compensation consultant in connection with the oversight of our executive compensation program
●
Determines and approves ongoing compensation arrangements for our executive officers and recommends to the Board the compensation for Independent Directors
●
Evaluates and approves compensation elements annually

Management
●
CEO provides the Executive Compensation Committee with recommendations regarding salary, annual incentives and equity compensation for the executive officers (other than himself)
●
Human resources department assists in the formulation of compensation recommendations to the Executive Compensation Committee, and other executive officers may provide relevant input as needed for persons other than themselves
●
CEO and our human resources department support their recommendations regarding executive compensation with competitive market data

Independent Compensation Consultant	● Reports to the Executive Compensation Committee ● Advises on our compensation levels and compensation program

In late fiscal year 2019, in preparation for fiscal year 2020 compensation planning, the Executive Compensation Committee independently engaged Pay Governance LLC to provide senior executive compensation and non-employee director compensation advice.

After review and consultation with Pay Governance, the Executive Compensation Committee determined Pay Governance to be independent and that no conflict of interest resulted from retaining Pay Governance during fiscal year 2020. In reaching these conclusions, the Executive Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NYSE listing standards.

Comparable Company Compensation Data and Peer Group Used for Fiscal Year 2020 Executive Compensation Decisions

The Executive Compensation Committee’s annual compensation evaluation process includes a review of the salary, annual incentive and long-term incentive practices of organizations of similar size, in comparable industries, and concerning individuals with relevant responsibilities and experience. The Executive Compensation Committee also reviews recommendations of our CEO and our human resources department that are supported by this competitive market data.

For fiscal year 2020 compensation setting purposes, industry survey data was provided by three independent consulting firms (Radford, Mercer and Willis Towers Watson). These surveys were subscribed to by our human resources department (data is not customized to our Company) and included surveys with both a regional and national focus. These surveys included data from approximately 4,000 companies and included executive and non-executive salaries, annual incentives and long-term incentive compensation data.

Providers of this data do not vary their reports from a standard format, the identities of the individual companies are not included in the surveys, and the Committee did not receive individual compensation information for the companies included in the surveys. Our objective was to obtain data from a broad spectrum of technology and defense companies and also, from public companies with similar revenue levels.

As part of its compensation review, Pay Governance also prepared an independent assessment of competitive compensation levels and incentive practices for the Company’s CEO for fiscal year 2020. The review was based on the survey data provided by our human resources department, as described above, as well as proxy disclosures by a select group of relevant peer companies.

Eighteen peer companies were approved by the Executive Compensation Committee in November 2020 with review and input from Pay Governance and senior management based on industry sector, similarity of business activities, size and performance. The objective was to have a group of companies sufficient in size and relevance to provide meaningful assessments of compensation levels and practices. The peer group used for the fiscal year 2020 compensation setting process included the following defense and technology companies.

AAR Corp	FLIR Systems, Inc.	Teledyne Technologies, Inc.
Aerojet Rocketdyne Holdings, Inc.	HEICO Corporation	Teradata Corporation
Barnes Group, Inc.	Kratos Defense & Security Solutions, Inc.	Tyler Technologies, Inc.
CAE, Inc.	Mercury Systems, Inc.	Verra Mobility Corporation
Comtech Telecommunications Corp	NCR Corporation	Viasat, Inc.
Curtiss-Wright Corporation	OSI Systems, Inc.	Woodward, Inc.

Our current peer group consists of 18 companies, a robust sample of organizations relevant to Cubic’s core business lines (Performance and Mission Solutions, and Transportation Systems).

The peer group is designed to be used for ongoing executive and director pay benchmarking and pay-performance evaluations.

Modifications to the peer group in 2019 and 2020 refined the group’s fit within industry, size, and labor market perspectives from which to draw such comparisons

The peer group changes from fiscal year 2019 included removing Crane co., Esterline Technologies Corporation, Maxar Technologies Inc., and VeriFone Systems, Inc., due to acquisitions; and adding Aerojet Rocketdyne Holdings, Inc., Barnes Group Inc., CAE Inc., NCR Corporation, Verra Mobility Corporation, and Woodward, Inc. based on industry, size and business model.

Fiscal Year 2020 Executive Compensation Decisions

Named Executive Officer Leadership Changes

In fiscal year 2020, the Company made the following leadership changes impacting our NEOs:

Jeffrey Lowinger – Appointed Senior Vice President of Cubic and President of Cubic Transportation Systems on April 27, 2020.

Michael Twyman – Departed on August 27, 2020, after serving as Senior Vice President of Cubic and President of Cubic Mission Solutions since May 25, 2016 due to the combination of the two defense businesses.

Michael Knowles – Named Senior Vice President of Cubic and President of Cubic Mission and Performance Solutions on August 29, 2020 after the combination of the two defense businesses.

The table below summarizes the fiscal year 2020 compensation decisions for our NEOs. Details about the 2020 compensation decisions are more fully discussed below.

Pay Element	CEO (Mr. Feldmann)	Other NEOs	Additional Comments
Base Salary	● Base salary was increased to $975,000 (up 3.7%)	● Merit increases averaged 6.4% for Aga and Lee; Knowles received a market adjustment and Lowinger was newly hired in fiscal year 2020	● Adjustment to base salaries based on comparable company data and evaluation of individual performance by Executive Compensation Committee
Annual Incentive	● Target: 110% of base salary	● Target: A range between 60% and 80% of base salary	● Mr. Feldman’s target increased to 110% of base salary to align with comparable companies, all other targets were unchanged from prior year.
	● Paid at 59% of target (20.6% of target based on results and 38.4% of target for discretionary award)	● Paid at range of 59% - 70% of individual targets (based on results and discretionary awards)	● Actual payout is based on achievements of financial and strategic targets
Long-Term Incentive – PRSUs Annual Grant	● Represented 50% of 2020 annual LTI awards (at “target”)	● Represented 50% of 2020 annual LTI awards for other NEOs (at target) in position at the time of the annual LTI awards in November 2019	● Vests based on annual Company Sales growth and annual Adjusted EBITDA growth and relative TSR for performance period as described below under “Long-Term Equity Incentive Awards”
Long-Term Incentive – RSUs Annual Grant	● Represented 50% of 2020 annual LTI awards	● Represented 50% of 2020 annual LTI awards for other NEOs in position at the time of the annual LTI awards in November 2019	● Vests over 3 years

Base Salary

Base salaries for our executives are established based on individual factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive comparable company data and an evaluation of their performance.

In November 2019, the Executive Compensation Committee, upon establishing the total target compensation for the NEOs (other than Mr. Lowinger) for 2020 consistent with our overall compensation philosophy, established the following 2020 base salaries for the NEOs:

Named Executive Officers	2020 Base Salary	Year- over- Year
Mr. Feldmann	$975,000	+3.7%
Mr. Aga	$513,040	+6.0%
Mr. Knowles	$420,000	+20.0%
Ms. Lee	$401,250	+7.0%
Mr. Lowinger	$550,000	N/A
Mr. Twyman	$551,785	+7.0%

The adjustments to the NEOs’ base salaries for fiscal year 2020 were made at the beginning of fiscal year 2020 based on the Executive Compensation Committee’s review of comparable company data, as described above, and their assessment of each individual’s performance. This excludes Mr. Lowinger who was hired on April 27, 2020.

The fiscal year 2020 base salaries for each of the NEOs are reflected in the Summary Compensation Table in the Executive Compensation Tables section below.

Annual Incentive Plan

Our annual incentive awards emphasize pay-for-performance by providing our executives with the opportunity to receive performance awards based on annual corporate and business segment objectives and individual performance.

At the beginning of the fiscal year, the Executive Compensation Committee sets each listed NEO’s annual incentive target amount as part of the annual performance review and compensation adjustment cycle.

Individual target percentages for the last two years were:

	2019 Target Annual Incentive Award	2020 Target Annual Incentive Award
Mr. Feldmann	100%	110%
Mr. Aga	80%	80%
Other NEOs	60% - 70%	60% - 70%

Mr. Feldman’s 2020 target incentive award was increased by the Executive Compensation Committee following their review of peer competitive practices and an assessment of the importance of the Chief Executive Officer role. Individual target annual incentive awards for the NEOs were determined by multiplying their 2020 fiscal year base salary by their individual target award percentage.

Target Performance Levels and Metrics

NEO annual incentives are determined through a three-step performance measurement process:

The various performance objectives under the annual incentive plan are weighted depending on the Executive Compensation Committee’s belief regarding the suitability of emphasis of each factor for that year’s performance.

The following table describes each of the corporate and segment performance metrics (90% weighting to specific financial metrics) and the relative weighting percentage for each metric.

Metrics	Rationale	Weighting CEO, CFO & CHRDO	Weighting other NEOs
Total Cubic Sales	Aligns with our objective to deliver top-line growth	10%	—
Total Cubic Adjusted EBITDA	Key measure of profitability and operating performance; target is set to drive improved profitability	60%	60%
Total Cubic Operating Cash Flow (excluding VIE)	Drives reduced leverage and capital efficiency	20%	—
Segment Cash Flows	Aligns with company-wide objectives and the individual’s specific area of responsibility	—	10%
Segment Adjusted EBITDA	Aligns with company-wide objectives and the individual’s specific area of responsibility	—	20%
Digital Strategy	Aligns with our strategic objective to enhance long-term value for our customers and shareholders	10%	10%

Target levels for the various performance objectives are set to require challenging but attainable goals depending on current market conditions and our business prospects. The following table describes the minimum and maximum achievement levels attributable to the 2020 performance measures.

		Min	Max
Adjusted EBITDA	% of Target	93%	110%
	% of Award	0%	200%
Each 1% achievement above target, payout amount increases by 10%
Sales	% of Target	93%	110%
	% of Award	0%	200%
Each 1% achievement above target, payout amount increases by 10%
Cash Flows	% of Target	80%	120%
	% of Award	0%	200%
Each 1% achievement above target, payout amount increases by 5%
Digital Strategy	% of Target	80%	100%
	% of Award	0%	100%
Digital Strategy is a subjective measure and is capped at 100% achievement

The table below sets forth the performance objectives and weighting for each of the NEOs, our actual performance relative to those objectives during fiscal year 2020 and the formulaic weighted percentage achievement for the annual incentive awards. The overall formulaic weighted percentage achievement relative to all the corporate and segment performance measures for fiscal year 2020, prior to the application of the Executive Compensation Committee’s discretion as described below:

Performance measures	2020	2020	2020	% of Target	% of Payout
(in thousands)	Weighting %	Target	Actual	Achieved	Earned

Cubic Corporation: Performance measures for Mr. Feldmann, Mr. Aga and Ms. Lee
Sales	10%	$1,629,752	$1,476,235	90.58%	0.00%
Adjusted EBITDA (1)	60%	$ 182,317	$ 158,294	86.82%	0.00%
Cash Flows (2)	20%	$ 128,471	$ 104,206	81.11%	10.56%
Digital Strategy	10%			100.00%	10.00%
				Total	20.56%
Cubic Transportation Systems: Performance measures for Mr. Lowinger
Segment Adjusted EBITDA (1)	20%	$ 128,949	$ 133,972	103.90%	27.97%
Segment Cash Flows (2)	10%	$ 100,890	$ 50,081	49.64%	0.00%
Consolidated Adjusted EBITDA (1)	60%	$ 182,317	$ 158,294	86.82%	0.00%
Digital Strategy	10%			100.00%	10.00%
				Total	37.97%
Cubic Mission Solutions: Performance measures for Mr. Twyman
Segment Adjusted EBITDA (1)	20%	$ 62,000	$ 28,169	45.43%	0.00%
Segment Cash Flows (3)	10%	$ 42,900	$ 25,250	58.86%	0.00%
Consolidated Adjusted EBITDA (1)	60%	$ 182,317	$ 158,294	86.82%	0.00%
Digital Strategy	10%			100.00%	10.00%
				Total	10.00%
Cubic Global Defense: Performance measures for Mr. Knowles
Segment Adjusted EBITDA (1)	20%	$ 31,369	$ 32,945	105.02%	30.05%
Segment Cash Flows (3)	10%	$ 39,681	$ 104,939	264.46%	20.00%
Consolidated Adjusted EBITDA (1)	60%	$ 182,317	$ 158,294	86.82%	0.00%
Digital Strategy	10%			100.00%	10.00%
				Total	60.05%

(1)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and Segment Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Segment Adjusted EBITDA”) are non-GAAP performance measures that exclude income taxes, non-operating income and expenses, depreciation, amortization, ERP/supply chain initiative expenses, acquisition related expenses, restructuring costs, intangible asset impairment charges, fixed asset and other long-lived asset impairment charges, and goodwill impairment charges.

The following is a reconciliation of Consolidated and Segment Adjusted EBITDA:

		Segments
Year Ended September 30, 2020 (in millions)	Cubic Consolidated	Cubic Transportation Systems (CTS)	Cubic Mission Solutions (CMS)	Cubic Global Defense (CGD)

Net income (loss) from continuing operations attributable to Cubic	$(3.7)
Noncontrolling interest in loss of VIE	6.6
Provision for income taxes	(6.4)
Interest expense, net	20.2
Loss on extinguishment of debt	16.1
Other non-operating expense, net	28.8
Operating income (loss)	$61.6	$121.0	$(26.7)	$22.9
Depreciation and amortization	88.5	29.5	47.8	7.2
Noncontrolling interest in EBITDA of VIE	(25.1)	(25.1)	-	-
Acquisition related expenses, excluding amortization	13.0	6.6	4.8	-
Strategic and IT system resource planning expenses	3.9	-	-	-
Gain on sale of fixed assets	(0.2)	-	-	(0.2)
Restructuring costs	16.6	2.0	2.3	3.0
Adjusted EBITDA	$158.3	$134.0	$28.2	$32.9

(2)	For purposes of the 2020 Annual Incentive Plan, Consolidated and CTS cash flows are defined as operating cash flows excluding operating cash flow associated with the OpCo Variable Interest Entity (VIE) in which Cubic has a 10% equity stake. The following is a reconciliation of our fiscal year 2020 Consolidated and CTS Cash Flows as defined by the Executive Compensation Committee for purposes of the 2020 Annual Incentive Plan:

(in thousands)	Consolidated	CTS
Net cash used in operating activities from continuing operations	$(8,291)	$(62,416)
Operating cash flows associated with OpCo VIE	112,497	112,497
Net cash provided by operating activities, excluding the impact of the OpCo VIE	$104,206	$50,081

(3)

For purposes of the 2020 Annual Incentive Plan, CMS and CGD cash flows are defined as operating income (loss) plus depreciation and amortization, plus share-based compensation expense, less the gain on the sale of fixed assets, less the increase in accounts receivable and inventories, plus the decrease in accounts receivable and inventories. The following is a calculation of our fiscal year 2020 CMS and CGD Cash Flows as defined by the Executive Compensation Committee for purposes of the 2020 Annual Incentive Plan.

(in thousands)	CMS	CGD
Operating income (loss)	$(26,750)	$22,945
Depreciation and amortization	47,797	7,196
Share-based compensation expense	4,314	3,184
Gain on sale of fixed assets	-	(170)
	25,361	33,155
Working Capital Changes:
Accounts receivable	2,470	74,178
Inventories	(2,581)	(2,394)
	$25,250	$104,939

Payments of Fiscal Year 2020 Approved Annual Incentives and Application of Resilience-based Discretion

After applying the formulaic payout percentages described above, and deciding individual performance multipliers for each NEO, the Executive Compensation Committee approved 2020 annual incentive payments. Individual modifiers are scored based on business results, performance against objectives, operational excellence, talent development and employee engagement. Based on the determination of the participant’s individual performance, a multiplier is applied to the participant’s incentive amount as determined based on achievement relative to the corporate and/or business unit performance goals. The multiplier for individual performance is within the range of 0% to 120%.

Cubic delivered strong financial results in fiscal year 2020, despite the global pandemic. The leadership team swiftly adapted to the new way of working, providing employees the ability to work remotely and remain productive. The policies enacted were instrumental in ensuring that the Company could continue delivering essential services and meet its customer commitments and offset certain financial impacts related to delays in new awards, lower transit ridership, a slowdown of training exercises in defense and other headwinds. Cost containment measures were quickly put into place including pay reductions for the CEO, CFO and the Board, hiring freeze, reduction in force, temporary suspension of retirement benefits, including 401(k) match and discretionary contributions, re-negotiations of supply chain arrangements and the reduction or deferral of other expenses.

As detailed in the Executive Summary on page 13, the Executive Compensation Committee decided to use positive discretion as detailed below in determining the annual payout for fiscal year 2020 to recognize the exceptional work of the leadership team and employees to successfully address our key priorities relating to the Company’s COVID-19 response plan and to ensure the long-term sustainability of Cubic. The resilience based discretionary factor set forth in the table below for each NEO was determined by subtracting the formula based achievement percentage from the funding cap applicable to the NEO (60% of target on average for the NEOs). This positive discretion was also applied to other employees who are participants in the annual incentive plan. We estimate that the COVID-19 pandemic negatively impacted Sales by up to $73 million and Adjusted EBITDA by up to $28 million during fiscal year 2020. While the estimated impacts of COVID-19 may not have been overly material to Cubic’s operations, relative to the ambitious manner in which Cubic established its incentive plan goals for fiscal year 2020, we believe these reductions had a significant negative impact on award calculations.

													Annual
			Individual				Formula		Resilience		Individual		Incentive
	Base		Target		Target		Based		Based		Performance		Cash Award
NEO	Salary	x	Percentage	=	Award	x	Achievement	+	Discretion	x	Multiplier	=	Earned(1)
Mr. Feldmann	$975,000		110%		$1,072,500		20.6%		38.4%		1.1		$696,053
Mr. Aga	$513,040		80%		$ 410,432		20.6%		38.4%		1.05		$254,263
Mr. Knowles	$420,000		70%		$ 294,000		60.2%		9.8%		1.05		$216,090
Ms. Lee	$401,250		60%		$ 240,750		20.6%		38.4%		1.05		$149,145
Mr. Lowinger	$550,000		70%		$ 385,000		38.0%		27.0%		1.1		$275,275

(1)	The portion tied to formula based achievement is reflected in the Non-Equity Incentive Plan Compensation column and the portion tied to resilience based discretion is reflected in the Bonus column of the Summary Compensation Table.

Long-Term Equity Incentive Awards

We award both RSUs and PRSUs pursuant to our long-term equity incentive award program. All of the awards are made under our 2015 Incentive Award Plan. Each RSU represents a contingent right to receive one share of our common stock. Vested shares will be delivered to the recipient following each vesting date. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on our common stock and vest proportionately with the RSUs to which they relate.

The use of PRSUs as a component of the overall equity awards granted is based upon the Executive Compensation Committee’s consideration of competitive market data, the desirability of utilizing a balanced system to mitigate risk, the desire to encourage superior performance while building ownership, and the desirability of this type of equity award as a component of a pay-for-performance program.

Fiscal Year 2020 Long-Term Equity Incentive Awards

In November 2019, the Executive Compensation Committee awarded the RSUs and PRSUs to the NEOs listed below, other than Mr. Lowinger. Mr. Lowinger was granted the time-based RSUs listed below upon the date of his employment with Cubic on April 27, 2020.

	Time- Based Vesting RSUs (#)	Target Number of PRSUs (#)
Mr. Feldmann	37,784	37,784
Mr. Aga	10,076	10,076
Mr. Knowles	6,718	6,718
Ms. Lee	5,878	5,878
Mr. Lowinger(1)	22,683	-
Mr. Twyman(2)	6,718	6,718

(1)	On April 27, 2020, Mr. Lowinger was hired as Senior Vice President of Cubic and President of Cubic Transportation Systems.
(2)	Effective August 27, 2020, Mr. Twyman departed the Company after serving as Senior Vice President of Cubic and President of Cubic Mission Solutions since May 25, 2016, as a result of the combination of the two defense businesses.

The RSUs vest in three equal installments on each of October 1, 2020, 2021 and 2022, subject to the recipient’s continued service with the Company through each such vesting date, except as otherwise provided in the applicable RSU agreement.

The PRSUs granted to our NEOs are intended to reward the achievement of the following objectives over a three-year period:

Metric	Rationale	Weighting
Cumulative Sales growth over performance period	● Key to our long-term success and reflects our focus on performance metrics that drive growth and shareholder value	50%
Cumulative Adjusted EBITDA growth over performance period	● Drives performance towards achieving profitable growth and our strategic objectives related to building a technology-driven, market-leading company; target is set to exceed Sales growth to drive improved profitability	50%
Relative TSR multiplier	● To further link the long-term interests of management and shareholders

The three-year performance period for the PRSUs granted on November 29, 2019 commenced on October 1, 2019 and will end on September 30, 2022. These performance-based RSUs are referred to as the “2020-2022 PRSUs”.

The 2020-2022 PRSUs vest at the end of a three-year performance period based 50% on Cubic’s Sales growth and 50% on Cubic’s Adjusted EBITDA growth for the performance period, subject to the recipient’s continued service through the end of the three-year performance period, except as otherwise provided in the applicable PRSU agreement.

If the Company’s Sales growth achievement and/or Adjusted EBITDA growth achievement for the performance period equals or exceeds one of three different achievement levels (threshold, target and maximum), then an achievement percentage for the performance period will be determined (50%, 100% and 200%, respectively). Performance below the threshold level for a performance measure will result in a 0% achievement percentage for the applicable fiscal year for that measure.

Following the completion of the three-year performance period, the Executive Compensation Committee will determine the achievement percentage relative to Sales growth and Adjusted EBITDA growth for the performance period and determine the final average achievement percentage for the performance period for each factor.

Cubic’s Sales growth for purposes of the 2020-2022 PRSUs generally means the aggregate of the Company’s Sales during the performance period, divided by a baseline Sales level determined by the Executive Compensation Committee. Cubic’s Adjusted EBITDA growth for purposes of the 2020-2022 PRSUs generally means the aggregate of the Company’s Adjusted EBITDA during the performance period, divided by a baseline Adjusted EBITDA level determined by the Executive Compensation Committee. For purposes of the 2020-2022 PRSUs, Sales and Adjusted EBITDA will be calculated in a manner to exclude the effect of changes in foreign exchange rates and will also be calculated in a manner to exclude the effect of acquisitions or divestitures, unless otherwise specifically determined by the Executive Compensation Committee. In September 2020, the Executive Compensation Committee modified the Sales and Adjusted EBITDA growth targets to include the fiscal year 2020 acquisitions of Pixia and Delerrok in the baseline amounts, and the actual Sales growth and Adjusted EBITDA growth achievement will include the Sales and Adjusted EBITDA of Pixia and Delerrok over the performance period. Since the acquisitions of Pixia and Delerrok were completed soon after the inception of the three-year performance of the 2020-2022 PRSUs, the Executive Compensation Committee determined that the inclusion of these acquired entities in the performance targets would better represent the Company’s total performance over the performance period and would better hold management accountable for the overall results of the Company, including these acquired businesses, in order to drive shareholder value.

For these 2020-2022 PRSUs, Cubic’s relative TSR as compared to the Russell 2000 Index over the performance period will result in a multiplier for the number of PRSUs that will vest, after the final Sales growth and Adjusted EBITDA growth achievement percentages have been determined for the performance period. If Cubic’s relative TSR performance exceeds the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier will result in up to an additional 25% of the PRSUs vesting at the end of the performance period. If Cubic’s TSR performance is below the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier could result in a reduction of up to 25% of these PRSUs vesting at the end of the performance period. The relative TSR performance multiplier is described in the table below:

Relative TSR Performance	TSR Multiplier
Cubic TSR is 2500 basis points or more above the Russell 2000 Index TSR	125%
Cubic TSR is 1000 basis points above the Russell 2000 Index TSR	110%
Cubic TSR is 1000 basis points below the Russell 2000 Index TSR	90%
Cubic TSR is 2500 basis points or more below the Russell 2000 Index TSR	75%

If Cubic’s absolute TSR is negative for the performance period, in no event will the relative TSR multiplier exceed 100%, regardless of performance relative to the Russell 2000 Index. In addition, in no event will the number of 2020-2022 PRSUs that vest at the end of the three-year performance period exceed 200% of the target PRSUs. The percentage for determining the number of PRSUs that will vest if performance is between specified achievement levels will be determined by linear interpolation.

PRSUs for Performance Period Ended September 30, 2020

The PRSUs granted on November 12, 2017 (referred to as the “2018-2020 PRSUs”) were intended to reward the achievement of the following objectives over a three-year performance period, which commenced on October 1, 2017 and ended on September 30, 2020. These RSUs were eligible to vest based on:

●	Sales growth (40% weighting)
●	Adjusted EBITDA growth, (40% weighting)
●	ROE (20% weighting)

If the Company’s achievement of these objectives for the performance period equaled or exceeded one of three different achievement levels (threshold, target and maximum), then a certain percentage of the RSUs were eligible to vest (25%, 100% and 200%, respectively).

The percentage for determining the number of RSUs that would vest if performance was between the specified achievement levels was determined by linear interpolation between the applicable achievement amounts for each measure. Performance below the threshold level for a performance measure would result in no vesting with respect to that measure.

As described in the table below, based on the level of such Sales growth, Adjusted EBITDA growth, and ROE, for the three-year performance period, the Executive Compensation Committee determined that 160% of the 2018-2020 PRSUs would vest.

The Company’s performance as compared with the targets, which resulted in a 160% vesting with respect to the 2018-2020 PRSUs, is as follows:

	2018 - 2020	2018 - 2020	2018 - 2020	2018 - 2020	2018-2020		Weighted
	PRSU	PRSU	PRSU	PRSU	Actual	% of Vesting	Vesting
Performance measures	Weighting %	Threshold	Target	Maximum	Achievement	Achieved	Earned
Cubic Corporation
Sales Growth Factor (1)	40%	1.05	1.10	1.15	1.19	200.0%	80.0%
Adjusted EBITDA Growth Factor (2)	40%	1.06	1.11	1.17	1.38	200.0%	80.0%
Return on Equity(3)	20%	5.5%	8.0%	10.5%	2.4%	0.0%	0.0%
						Total	160.0%

(1)	The Sales growth factor for the 2018-2020 PRSUs was calculated as the cumulative Sales achieved in fiscal years 2018, 2019 and 2020 divided by the baseline cumulative Sales amount of $3,323,000,000. The Sales for 2018, 2019 and 2020 are based upon the amounts included in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2018, September 30, 2019, and September 30, 2020, as filed with the SEC, less $109,199,000 and $107,722,000 for the impact of ASC 606 on fiscal years 2019 and 2020 Sales, respectively. The impact of ASC 606 on fiscal year 2020 Sales was determined by multiplying fiscal year 2020 Sales as reported in financial statements in the 2020 Form 10-K by the ratio of fiscal 2019 Sales excluding the impact of ASC 606 as disclosed in footnote 2 of the financial statements in the 2019 Form 10-K, divided by the fiscal 2019 Sales as reported in the financial statements in the 2019 Form 10-K. The impact of ASC 606 on fiscal 2019 Sales was the amount disclosed in footnote 2 in the financial statements in the 2019 Form 10-K. The cumulative Sales achieved in fiscal years 2018, 2019 and 2020, excluding the impact of ASC 606, totaled $3,958,687,000. As such, the achieved Sales growth factor was 1.19.
(2)	Adjusted EBITDA is a non-GAAP performance measure used by management. In the context of the vesting criteria for the 2018-2020 PRSUs, Adjusted EBITDA is defined as GAAP net income from continuing operations attributable to Cubic before interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense, acquisition-related expenses, strategic and information technology (“IT”) system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. The Adjusted EBITDA for 2018, 2019 and 2020 is calculated based upon the amounts from continuing operations included in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2018, September 30, 2019, and September 30, 2020, as filed with the SEC, less the impact of ASC 606. The impact of ASC 606 on fiscal year 2020 Adjusted EBITDA was determined by multiplying fiscal year 2020 Adjusted EBITDA as reported in the fiscal year 2020 earnings release filed on Form 8-K by the ratio of (i) the fiscal 2019 Adjusted EBITDA calculated using net income (loss) from continuing operations excluding the impact of ASC 606 as disclosed in footnote 2 of the financial statements in the 2019 Form 10-K divided by (ii) the fiscal 2019 Adjusted EBITDA calculated with net income (loss) from continuing operations as reported in the financial statements included in the 2019 Form 10-K which includes the impact of the adoption of ASC 606. The impact of ASC 606 on fiscal year 2019 Adjusted EBITDA was the amount disclosed in Management’s Discussion and Analysis in the 2019 Form 10-K. The Adjusted EBITDA growth factor for the 2018-2020 PRSUs is calculated as the cumulative Adjusted EBITDA achieved in fiscal years 2018, 2019 and 2020 divided by the baseline cumulative Adjusted EBITDA amount of $287,000,000. The adjusted EBITDA achieved in fiscal years 2018, 2019 and 2020, excluding the impact of ASC 606, totaled $397,064,000. As such the achieved Adjusted EBITDA growth factor was 1.38. The following is a reconciliation of Adjusted EBITDA to net income as defined by the Executive Compensation Committee for purposes of the vesting of the 2018-2020 PRSUs:

				Three
				Years Ended
	Year Ended September 30,			September 30,
(in thousands)	2018	2019	2020	2020

Net income (loss) attributable to Cubic	$12,310	$49,694	$(3,221)	$58,783
Discontinued operations	(4,243)	1,423	(436)	(3,256)
Noncontrolling interest in the income (loss) of the VIE	(274)	(9,811)	6,592	(3,493)
Add:
Interest expense, net	8,809	13,934	20,163	42,906
Loss on extinguishment of debt	—	—	16,090	16,090
Income tax provision (benefit)	7,093	11,040	(6,380)	11,753
Depreciation and amortization	46,600	64,742	88,482	199,824
Noncontrolling interest in EBITDA of VIE	—	(8,940)	(25,122)	(34,062)
Acquisition related expenses, excluding amortization	4,420	13,437	13,026	30,883
Strategic and IT system resources planning expense	24,141	8,242	3,904	36,287
Gain on sale of fixed assets	—	(32,510)	(170)	(32,680)
Restructuring costs	5,018	15,386	16,599	37,003
Other non-operating expense, net	687	19,957	28,767	49,411
Adjusted EBITDA	$104,561	$146,594	$158,294	$409,449

Impact of ASC 606	—	(5,955)	(6,430)	(12,385)
Adjusted EBITDA, excluding the impact of ASC 606	$104,561	$140,639	$151,864	$397,064

(3)	The ROE measure is calculated as (i) the sum of: (A) the percentage determined by dividing (a) the Company’s net income attributable to Cubic for the fiscal year ending September 30, 2018, by (b) the Company’s beginning equity as of October 1, 2017; plus (B) the percentage determined by dividing (a) the Company’s net income attributable to Cubic for the fiscal year ending September 30, 2019, excluding the impact of ASC 606 by (b) the Company’s beginning equity as of October 1, 2018, excluding the impact of ASC 606; plus (C) the percentage determined by dividing (a) the Company’s net loss attributable to Cubic for the fiscal year ending September 30, 2020 by (b) the Company’s beginning equity as of October 1, 2019, excluding the impact of ASC 606; (ii) divided by three.

PRSUs for Performance Period Ending September 30, 2021

The three-year performance period for the PRSUs granted on November 21, 2018 commenced on October 1, 2018 and will end on September 30, 2021. These performance-based RSUs are referred to as the “2019-2021 PRSUs.”

The 2019-2021 PRSUs vest at the end of a three-year performance period based 50% on Cubic’s annual Sales growth and 50% on Cubic’s annual Adjusted EBITDA growth for each of the three fiscal years within the performance period, subject to the recipient’s continued service through the end of the three-year performance period, except as otherwise provided in the applicable PRSU agreement.

If the Company’s annual Sales growth achievement and/or annual Adjusted EBITDA growth achievement for each fiscal year during the performance period equals or exceeds one of three different achievement levels (threshold, target and maximum), then an annual achievement percentage for such fiscal year will be determined (50%, 100% and 200%, respectively), as reflected in the tables below:

Annual Sales Growth	Annual Sales Growth Achievement Percentage
Less than 2.5%	0%
2.5%	50%
5.0%	100%
7.5% or Greater	200%

Annual Adjusted EBITDA Growth	Annual Adjusted EBITDA Growth Achievement Percentage
Less than 2.75%	0%
2.75%	50%
5.5%	100%
8.25% or Greater	200%

Performance below the threshold level for a performance measure will result in a 0% achievement percentage for the applicable fiscal year for that measure.

Following the completion of the three-year performance period, the Executive Compensation Committee will determine the annual achievement percentage relative to Sales growth and Adjusted EBITDA growth for each of the three fiscal years in the performance period and determine the final average achievement percentage for the performance period for each factor.

Cubic’s annual Sales growth for each fiscal year during the performance period will be determined by dividing Cubic’s Sales during the applicable fiscal year, divided by Cubic’s Sales for the preceding fiscal year, expressed as a percentage. Cubic’s annual Adjusted EBITDA growth for each fiscal year during the performance period will be determined by dividing Cubic’s Adjusted EBITDA during the applicable fiscal year, divided by Cubic’s Adjusted EBITDA for the preceding fiscal year, expressed as a percentage.

For these 2019-2021 PRSUs, Cubic’s relative TSR as compared to the Russell 2000 Index over the performance period will result in a multiplier for the number of PRSUs that will vest, after the final annual Sales and Adjusted EBITDA achievement percentages have been determined for the performance period.

If Cubic’s relative TSR performance exceeds the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier will result in up to an additional 25% of the PRSUs vesting at the end of the performance period. If Cubic’s TSR performance is below the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier could result in a reduction of up to 25% of these PRSUs vesting at the end of the performance period. The relative TSR performance multiplier is described in the table below:

Relative TSR Performance	TSR Multiplier
Cubic TSR is 2500 basis points or more above the Russell 2000 Index TSR	125%
Cubic TSR is 1000 basis points above the Russell 2000 Index TSR	110%
Cubic TSR is 1000 basis points below the Russell 2000 Index TSR	90%
Cubic TSR is 2500 basis points or more below the Russell 2000 Index TSR	75%

In no event will the number of 2019-2021 PRSUs that vest at the end of the three-year performance period exceed 250% of the target PRSUs.

The percentage for determining the number of PRSUs that will vest if performance is between specified achievement levels will be determined by linear interpolation.

As described in the table below, based on the level of Sales growth and Adjusted EBITDA growth for fiscal years 2019 and 2020, the achievement levels for fiscal years 2019 and 2020 relative to these objectives that will be used in determining the final average achievement percentage at the end of the three-year performance period are set forth below:

Performance Measures	2019-2021 PRSU Weighting Percentage	2019 Growth Achieved	Annual Achievement Percentage for 2019	2020 Growth Achieved	Annual Achievement Percentage for 2020
Cubic Corporation
Sales Growth Factor(1)	50%	15.3%	200%	(1.4)%	0.0%
Adjusted EBITDA Growth Factor(2)	50%	34.5%	200%	8.0%	190.2%

(1)	The annual Sales growth for fiscal year 2019 is calculated based upon the amounts included in the financial statements in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2018 and September 30, 2019, as filed with the SEC, less $109,199,000 of ASC 606 on the fiscal year 2019 Sales. The annual growth for fiscal year 2020 is calculated based upon the amounts included in the financial statements in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2019 and September 30, 2020, as filed with the SEC. The achieved Sales growth percentages for fiscal years 2019 and 2020 were 15.3% and (1.4%), respectively.
(2)	Adjusted EBITDA is a non-GAAP performance measure used by management. In the context of the vesting criteria for the 2019-2021 PRSUs, Adjusted EBITDA is defined as GAAP net income from continuing operations attributable to Cubic before interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense, acquisition-related expenses, strategic and information technology (“IT”) system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. The annual Adjusted EBITDA growth for fiscal year 2019 is calculated based upon the amounts included in Management’s Discussion and Analysis in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2018 and September 30, 2019, as filed with the SEC, less the impact of ASC 606. The annual Adjusted EBITDA growth for fiscal year 2020 is calculated based upon the amounts included in Management’s discussion and analysis in the Company’s respective Annual Reports on Form 10-K for the fiscal years ended September 30, 2019 and September 30, 2020, as filed with the SEC. Refer to footnote 2, of the 2018-2020 PRSUs table above, for a reconciliation of Adjusted EBITDA to net income as defined by the Executive Compensation Committee. The achieved Adjusted EBITDA growth for fiscal years 2019 and 2020 was 34.5% and 8.0%, respectively.

Accelerated Vesting of RSUs

RSUs are generally forfeited unless an executive is continuously employed through the applicable vesting dates. There are, however, certain exceptions to this treatment.

RSUs Granted Prior to Fiscal Year 2020. For purposes of RSUs granted prior to fiscal year 2020, the RSUs granted by us vest immediately upon a recipient’s termination of employment or service as a result of his or her death or disability. In addition, the RSUs vest immediately upon a recipient’s termination without cause or resignation for good reason within 12 months following a change in control.

RSUs Granted Beginning in Fiscal Year 2020. Commencing with the RSUs granted in fiscal year 2020, the accelerated vesting provisions applicable to the RSUs were revised. The RSUs granted commencing in fiscal year 2020 vest immediately upon a recipient’s termination of employment or service as a result of his or her death or disability. In addition, the RSUs granted to our executive officers vest immediately upon a recipient’s termination without cause or resignation for good reason in either case within 3 months prior to or 18 months following a change in control or during the required 12-month retirement notice period. Finally, the RSUs granted to our executive officers will vest upon retirement.

For purposes of the equity awards granted commencing in fiscal year 2020, retirement means an executive’s resignation following the attainment of age 60 and 10 years of service, and the satisfaction of a 12-month notice period.

Accelerated Vesting of PRSUs

PRSUs are generally forfeited unless an executive is continuously employed through the last day of the performance period. The underlying principle is that the executive needs to have been an active employee during the entire performance period in order to have contributed to the results on which the earned awards are based. There are, however, certain exceptions to this treatment.

PRSUs Granted Prior to Fiscal Year 2019. With respect to PRSUs granted prior to fiscal year 2019, upon a change in control of the Company, a number of PRSUs equal to the target RSUs will vest immediately prior to the date of such change in control. In the event of a recipient’s termination of employment or service as a result of his or her disability, termination without cause or resignation for good reason, the recipient will remain eligible to vest in the PRSUs based on actual performance for the three-year performance period, with the resulting PRSUs prorated for the portion of the performance period that elapsed prior to the date of such termination.

In the event of a recipient’s death, the recipient will vest in the target PRSUs, which target PRSUs shall be prorated for the portion of the performance period that elapsed prior to the date of death.

PRSUs Granted in Fiscal Year 2019. For purposes of the PRSUs granted in fiscal year 2019, upon a change in control of the Company, a number of PRSUs equal to the target PRSUs, or, if greater, the application of the relative TSR multiplier to the target PRSUs calculated for the performance period through the date of the change in control, will vest on the date of the change in control.

In the event of a recipient’s termination of employment or service as a result of his or her disability, termination without cause or resignation for good reason, the recipient will remain eligible to vest in the PRSUs based on actual performance for the performance period, with the resulting PRSUs prorated for the portion of the performance period that elapsed prior to the date of such termination.

In the event of a recipient’s death prior to a change in control, the recipient will vest in the target PRSUs.

PRSUs Granted Beginning in Fiscal Year 2020. Commencing with the PRSUs granted in fiscal year 2020, the accelerated vesting provisions applicable to the PRSUs were further revised.

Upon a change in control of the Company, the number of PRSUs a participant will remain eligible to vest in following the change in control will be equal to the target PRSUs, or, if greater, the application of the relative TSR multiplier to the target PRSUs calculated for the performance period through the date of the change in control (the “vesting eligible PRSUs”). The vesting eligible PRSUs will then vest on the last day of the three-year performance period, subject to an employee’s continued employment through such date.

If, following a change in control, a recipient’s employment or service is terminated as a result of his or her death, disability or retirement, the vesting eligible PRSUs will vest upon such termination. In addition, if an executive’s employment or service is terminated as a result of his or her termination without cause or resignation for good reason within 3 months prior or 18 months following a change in control, or during his or her required 12-month notice period, all of the vesting eligible PRSUs will vest upon such termination.

In the event a recipient’s employment or service is terminated as a result of his or her termination without cause or resignation for good reason or disability prior to a change in control, the recipient will remain eligible to vest in the PRSUs based on actual performance for the performance period (or in the vesting eligible shares if a change in control occurs prior to the end of the performance period), with the resulting PRSUs prorated for the portion of the performance period that elapsed prior to the date of such termination (unless such termination without cause or resignation for good reason occurs within 3 months prior to a change in control or such termination or disability occurs during the required retirement notice period, in which case no proration will apply).

In the event of a recipient’s retirement prior to a change in control, the recipient will remain eligible to vest in the PRSUs based on actual performance for the performance period (or in the vesting eligible shares if a change in control occurs prior to the end of the performance period).

In the event of a recipient’s death prior to a change in control, the recipient will vest in the target PRSUs.

Other Compensation Matters and Benefit Programs

Stock Ownership Requirements

In keeping with corporate governance best practices, management and directors align their stock ownership interests with those of our shareholders. Beginning in fiscal year 2020, enhancements to stock ownership guidelines were established for our senior management and non-employee directors. These new guidelines are expected to be achieved within five years of implementation date. All company shares held by the director or officer, his or her related trusts and immediate family, unvested RSUs but not PRSUs shall be included in the calculations.

All NEOs and directors who have been executive officers or directors of the Company for at least five years are in compliance with the ownership guidelines. All NEOs and directors who joined the Company or became executive officers within the last five years are progressing toward compliance with the ownership guidelines by the required compliance date.

(multiples of base salary or base retainer)	2019	2020
CEO	3x	5x
Directors	2x	5x
CFO	1x	3x
Other NEOs	1x	2x
VPs	0.5x	0.5x

Compensation Recovery Policy

Management and our Board believe our compensation policies are not reasonably likely to result in a material adverse financial or other effect. Also, we believe our compensation policies and practices have not and will not impact our risk management objectives and do not create risks that are reasonably likely to have a material adverse effect on the Company.

However, our Board is committed to following good corporate governance practices and believes it is prudent to maintain a compensation recovery, or “claw-back,” policy. This claw-back policy is in addition to any policies or recovery rights that are provided under applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act.

Pursuant to the terms of the “claw-back” policy, our Board has the right to require reimbursement or forfeiture of incentive compensation from an executive officer in the event the officer’s wrongdoing is later determined by the Board to have resulted in (1) a restatement of the Company’s financial results due to its material noncompliance with any financial reporting requirement under U.S. securities law; or (2) a material negative revision of a financial or operating measure on the basis of which incentive compensation was awarded (a “Recoverable Event”).

Under our claw-back policy, if the Board determines that a Recoverable Event was caused by an executive officer’s fraud, gross negligence or willful misconduct, it may require reimbursement from the executive officer for vested incentive compensation and/or the forfeiture of unvested or unpaid incentive compensation. The amount of incentive compensation that may be recovered or subject to forfeiture is any incentive compensation awarded, vested or paid to the executive officer that the executive officer would not have been awarded, vested or paid if the Company’s financial results had been reported properly. The right to cause a forfeiture or recovery of incentive compensation applies to incentive compensation awarded, vested and/or paid during the twelve months prior to the date on which we are required to prepare an accounting restatement and would be determined on an after-tax basis for any incentive compensation to be recovered from the executive officer.

Anti-Hedging Policy

Pursuant to Cubic’s insider trading policy, all directors and executive officers, as well as other employees who are designated as subject to the policy (“Designated Employees”), are prohibited from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of equity securities which: (1) have been granted to the director, executive officer or Designated Employee by the Company as part of their compensation, or (2) are held directly or indirectly by the director, executive officer or Designated Employee. Designated Employees are selected by the Company as those employees that may have or be exposed to insider trading information by nature of their position.

Additionally, pursuant to Cubic’s insider trading policy, all NEOs are prohibited from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of equity securities which: (1) have been granted to the NEO by the Company as part of their compensation, or (2) are held directly or indirectly by the NEO.

Deferred Compensation Plan

Certain of the directors and NEOs participate in the Cubic Corporation Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). For more information, please see the Nonqualified Deferred Compensation table below.

Benefit Programs

Retirement Benefits

All of our regular employees, including our NEOs, who meet certain defined requirements, may participate in our 401(k) plan. 401(k) matching payments and discretionary contribution are equally available to all eligible employees. The discretionary contribution percentage is based on a scale ranging from 2.5% to 9% of eligible compensation and is tied to the Company’s ROE for the fiscal year.

As part of our cost containment measures as a result of the COVID-19 pandemic, management recommended to suspend the 401(k) match from May through September 2020 and the discretionary contribution for fiscal year 2020. Therefore, there is no discretionary contribution this year. The 401(k) match and discretionary contribution have been reinstated for fiscal year 2021.

Mr. Feldmann is also a participant in the Cubic Corporation Pension Plan (the “Pension Plan”), which plan was frozen as of December 31, 2006.

Other Benefits

We provide certain perquisites and personal benefits to our senior executives. NEOs receive the following benefits: annual physical examinations, term life insurance, a financial planning and wellness benefit of up to $15,000 per year. The CEO is also provided with an automobile allowance.

During fiscal 2019, we also provided each NEO a limited amount of administrative support for personal travel arrangements and other personal business at the Company’s expense.

Our Executive Compensation Committee periodically reviews the levels of perquisites and other personal benefits to the NEOs to ensure they fit within the Company’s overall compensation philosophy.

Severance and Change in Control Benefits

The Board has approved severance and change in control arrangements in which our NEOs participate to provide for certain severance benefits in the event that a NEO’s employment is involuntarily or terminated under certain circumstances unrelated to a change in control or involuntarily terminated without cause or constructively terminated, in connection with a change in control. The Company recognizes the challenges executives often face securing new employment following termination.

To mitigate these challenges and to secure the focus of our management team on the Company’s affairs, all NEOs are entitled to receive severance payments under the Company’s severance policy upon a termination by the Company under certain circumstances, such as a reduction in force, job elimination or reorganization. The Company believes that reasonable severance benefits for its executive officers are important because it may be difficult for its executive officers to find comparable employment within a short period of time following certain qualifying terminations.

In lieu of normal severance, we provide enhanced benefits in the event of an involuntary termination or a constructive termination within a specified period before or after a change in control as a means of reinforcing and encouraging the continued attention and dedication of our executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change in control.

Our Transition Protection Plan (the “Protection Plan”), under which the foregoing change in control severance benefits are provided, also assists in the retention and attraction of senior individuals by reducing their concern for financial security in the event of a job loss in connection with a change of control. The terms of these severance arrangements are described below under “Potential Payments Upon Termination or Change in Control.”

In fiscal year 2020, the following changes were made to the Protection Plan:

●	Limited the time period of change in control coverage to a defined period of 3 months before and 18 months after
●	Implemented a change where the benefits for change in control include a double trigger to include a qualifying event and involuntary termination or constructive termination
●	In the event of a change in control and a resulting involuntary termination or constructive termination, only change in control benefits shall apply and removal of the overlap in benefits
●	Change in control benefits include 24 months of base pay, two years annual incentive plan payout at target, and current year incentive plan at target on a pro-rata basis

In fiscal year 2021, the Committee approved a further amendment to the Protection Plan to align one aspect of the constructive termination definition to the comparable definition in the Company’s shareholder-approved 2015 Incentive Award Plan that better aligns with current market practices.

The Company believes that the interests of shareholders will be best served if the interests of its executive officers are aligned with them, and providing these changes in control benefits should eliminate, or at least reduce, the reluctance of the Company’s executives to pursue potential change in control transactions that may be in the best interests of shareholders.

As part of a negotiated agreement, on August 27, 2020, Mr. Twyman, President of Cubic Mission Solutions departed from Cubic as a result of the combination of the two defense segments. In exchange for a customary release of claims, Mr. Twyman received a severance payment equal to six months of base pay, the right to receive an annual incentive plan payment for fiscal year 2020 similar to other employees on the annual incentive plan, 12 months of COBRA coverage and accelerated or continued vesting in certain restricted stock units. In addition, Mr. Twyman’s PRSUs were eligible for continued vesting pursuant to the terms of the award agreements.

Deductibility of Executive Compensation

As part of its role, the Executive Compensation Committee reviews and considers the deductibility of our executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) generally limits the tax deduction for compensation in excess of one million dollars paid to certain executive officers. This Committee does not necessarily limit executive compensation to the amount deductible under that provision.

In its review and establishment of compensation programs and awards for our NEOs, the Committee considers the anticipated deductibility or non-deductibility of the compensation as only one factor in assessing whether a particular compensatory arrangement is appropriate, particularly in light of the goals of maintaining a competitive executive compensation system generally (i.e., paying for performance and maximizing shareholder return).

The Executive Compensation Committee reserves the right to use their judgment to authorize compensation payments that do not qualify for the compensation deduction, if, in light of all applicable circumstances, they believe that such payments are appropriate and in the Company’s best interests and that of our shareholders.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee of the Board of Directors of Cubic Corporation has reviewed and discussed with management the Compensation Discussion and Analysis and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders.

EXECUTIVE COMPENSATION COMMITTEE

David F. Melcher, Chair

Prithviraj Banerjee

Carolyn A. Flowers

Janice M. Hamby

DIRECTOR COMPENSATION

The following table represents the director compensation program in effect during fiscal year 2020 and fiscal year 2021. During fiscal year 2019, the Company made several adjustments to its non-executive director compensation program to simplify the design of such program and further align the Company’s non-executive director compensation with market best practices. Specifically, the Company eliminated Board committee member retainers and adjusted select leadership premiums. In addition, the Company enhanced its director stock ownership guidelines (by increasing the required number of shares of the Company’s common stock to be held by each director from an amount equal to two times each director’s base cash retainer to an amount equal to five times such base cash retainer) and aligned the vesting of equity awards granted to each director with the director’s corresponding annual term of service on the Board (as compared to the prior two-year vesting period for equity awards). As a result, we believe that the design and amount of each non-executive director’s compensation for fiscal year 2020 more closely align with the Company’s peer market. For fiscal year 2021, the Company made slight increases to certain committee leadership premiums to align with market practices.

Annualized Retainer	FY 2020 ($)	FY 2021 ($)
Board Service:
Director Base Annual Retainer	90,000	90,000
Lead Independent Director Base Additional Annual Retainer	30,000	30,000

Committee Chair Service:
Audit and Compliance Committee	20,000	20,000
Classified Business Oversight Committee	5,000	5,000
Executive Compensation Committee	15,000	15,000
Nominating, Governance, Ethics and Corporate Responsibility Committee	10,000	12,500
Technology Strategy Committee	7,500	10,000

Non-employee directors also participate in the Company’s equity plan. In November 2019, each non-employee director received an award of 2,268 restricted stock units (“RSUs”). The non-employee directors’ awards granted during fiscal year 2020 vested in full on October 1, 2020.

The RSUs awarded to our non-employee directors in November 2020 will vest on the next occurring October 1 following the grant date and will be eligible for accelerated vesting upon a director’s retirement from the Board, a director’s death or a change in control of the Company, as further described in the applicable RSU award agreements. Retirement for this purpose is generally defined as retirement from the Board after six years of service. Employee directors receive no additional compensation for their service as directors. All non-employee directors are reimbursed for travel expenses. Directors are also allowed to defer some or all of their cash compensation. Two directors elected to defer all of their respective cash compensation received during fiscal year 2020.

Our directors are also subject to stock ownership guidelines to further align the interests of directors with the Company’s shareholders, as described further above under “Compensation Discussion and Analysis,” as well as a policy against engaging in hedging transactions with respect to shares of the Company’s common stock, as described further above under “Anti-Hedging Policy.”

Director Compensation Fiscal Year 2020

The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company’s compensation policies for fiscal year 2020. As part of the cost reduction and cash preservation measures enacted by the Company in response to COVID-19, cash paid to non-employee directors for their retainer fees during the second half of fiscal year 2020 were reduced by 15%.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	Total ($)
Prithviraj Banerjee	85,188	135,000	—	220,188
Bruce G. Blakley	97,125	135,000	—	232,125
Maureen Breakiron-Evans	81,250	135,000	—	216,250
Denise L. Devine	75,750	135,000	—	210,750
Carolyn A. Flowers	75,750	135,000	—	210,750
Janice M. Hamby	86,000	135,000	—	221,000
David F. Melcher	119,875	135,000	—	254,875
Steven J. Norris	89,250	135,000	—	224,250
John H. Warner, Jr.(4)	33,450	135,000	—	168,450

(1)	Mr. Feldmann, who served as an executive director during fiscal year 2020, received no additional compensation for his service as a director during that time and is not included in this table. Amounts shown in this column reflect the 15% reduction in cash compensation for the Board in response to COVID-19 described above.
(2)	This column represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of the RSUs granted in fiscal year 2020. These amounts generally reflect the amount that the Company expects to expense in its financial statements over the award’s vesting schedule, and do not correspond to the actual value that will be realized by the directors. For additional information on the valuation assumptions used in the calculation of these amounts, refer to Note 1 to the financial statements included in the Original Filing. The aggregate number of RSUs outstanding as of September 30, 2020 held by each non-employee director was as follows: Mr. Banerjee (3,320); Mr. Blakley (3,320); Ms. Breakiron-Evans (3,320); Ms. Devine (2,268); Ms. Flowers (2,268); Admiral Hamby (3,320); General Melcher (3,320); Mr. Norris (3,320) and Dr. Warner (3,320).
(3)	In fiscal year 2020, two of the non-employee directors elected to participate in the Cubic Corporation Amended and Restated Deferred Compensation Plan. Earnings are not reported in the non-employee director compensation table because the earnings are not above market or preferential.
(4)	Dr. Warner retired from the Board and did not stand for reelection at the 2020 Annual Meeting held in February 2020. Dr. Warner’s outstanding equity awards vested upon his retirement.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table shows the compensation for the three fiscal years ended September 30, 2020, 2019 and 2018 earned by our CEO, our Executive Vice President and Chief Financial Officer, and our next three most highly compensated executive officers who were serving as executives as of September 30, 2020 and one additional former executive officer who was no longer serving as of September 30, 2020.

				Non-Equity		Change in
				Incentive Plan	Stock	Pension	All Other
		Salary	Bonus (1)	Compensation (2)	Awards (3)	Value (4)	Compensation (5)	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)	($)	($)

Bradley H. Feldmann	2020	964,105	453,025	243,029	4,234,038	9,350	41,484	5,945,030
Chairman, President and Chief Executive Officer	2019	933,090	-	774,120	4,101,667	19,435	53,652	5,881,964
	2018	870,776	-	959,372	2,750,000	-	42,583	4,622,731

Anshooman Aga	2020	512,372	165,487	88,776	1,129,091	-	25,981	1,921,707
Executive Vice President and Chief Financial Officer	2019	478,938	-	334,815	1,025,450	-	34,901	1,874,104
	2018	435,388	-	383,749	500,000	-	276,470	1,595,607

Michael Knowles	2020	434,821	30,253	185,837	752,762	-	13,124	1,416,797
Senior Vice President, Cubic Corporation and	2019	329,809	-	287,672	512,725	-	22,358	1,152,564
President, Cubic Mission and Performance Solutions

Grace G. Lee	2020	398,224	97,071	52,074	658,654	-	27,394	1,233,417
Senior Vice President, Chief Human Resources and
Diversity Officer

Jeffrey B. Lowinger	2020	232,698	264,345	160,930	800,000	-	1,092	1,459,065
Senior Vice President, Cubic Corporation and
President, Cubic Transportation Systems

Michael R. Twyman (6)	2020	515,091	-	-	752,762	-	1,208,479	2,476,332
Former Senior Vice President, Cubic Corporation and	2019	511,288	-	522,780	717,802	-	41,236	1,793,106
President, Cubic Mission Solutions	2018	473,901	100,000	328,512	500,000	-	31,357	1,433,770

(1)	For 2020, represents discretionary bonuses paid in excess of amounts paid under our annual incentive plan in recognition of the challenges the Company faced in fiscal year 2020 and the resiliency NEOs exhibited despite these challenges, as described above under “Compensation Discussions and Analysis – Fiscal Year 2020 Executive Compensation Decisions”. For Mr. Lowinger, the amount also includes a $150,000 sign-on bonus.
(2)	Represents amounts paid under our annual incentive plan. With respect to fiscal year 2019, the Executive Compensation Committee determined to pay each of the NEOs their fiscal year 2019 annual incentive in the form of RSUs and PRSUs (or, in the case of Ms. Lee, in RSUs only). Due to the settlement in equity, in order to comply with tax laws and to recognize the transition from cash to equity settlement of the 2019 annual incentives, the final annual incentive awards included a 120% multiplier, resulting in the final annual incentive awards to the NEOs reflected in the table below. This final value was then converted into RSUs and PSUs based on the closing price per share of our common stock on November 29, 2019, the date of grant as shown in the table below. These RSUs and PRSUs have the same terms as the other stock awards granted to the NEOs for fiscal year 2020, as described above under “Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions”.

The amounts in this column for fiscal year 2019 represent the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of these stock awards granted in satisfaction of the fiscal year 2019 annual incentives for the NEOs (based on “target” performance for the PRSUs), as reflected in the table below. The grant date fair value amounts do not correspond to the actual value that will be realized by the NEOs. For the RSUs, the grant date fair value is equal to the share price on November 29, 2019, the date of the grant. For the PRSUs, Cubic’s TSR as compared to the Russell 2000 Index over the performance period may impact the number of shares that will vest and therefore impacts the grant date fair value of the PRSUs. The grant date fair value of each PRSU was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Russell 2000 Index and our common stock were simulated through the end of the performance period. The correlation matrix between our common stock and the Russell 2000 Index as well as our stock and the Russell 2000 Index’s return volatilities were developed based upon an analysis of historical data. The primary assumptions used for the valuation of the PRSUs with performance and market-based vesting that were granted on November 29, 2019 included a risk-free interest rate of 1.60%, expected volatility of 41.3%, performance period beginning on November 29, 2019 and concluding on September 30, 2022. The valuation method resulted in each PRSU being valued at $52.51 on November 29, 2019, the date of the grant, which is lower than the closing price per share on the date of grant. As a result, the grant date fair value reported in this column for the PRSUs is lower than the final annual incentive award value that was converted into PRSUs.

Name	Final Annual Incentive Award Value ($)	/	Closing Price on Grant Date ($)	=	Final Annual Incentive Award Granted in Stock Awards (Total RSUs and PRSUs) (#)	RSUs Granted (#)	x	Closing Price on Grant Date ($)	=	ASC 718 Grant Date Fair Value of RSUs ($)	PRSUs Granted (at “Target”) (#)	x	ASC 718 Grant Date Fair Value Per Unit of PRSUs ($)	=	ASC 718 Grant Date Fair Value of PRSUs (at “Target”)(a) ($)	ASC 718 Grant Date Fair Value of RSUs and PRSUs (at “Target”) ($)
Bradley H. Feldmann	$822,753		59.55		13,816	6,908		59.55		411,376	6,908		52.51		362,743	774,120
Anshooman Aga	$355,849		59.55		5,976	2,988		59.55		177,925	2,988		52.51		156,890	334,815
Michael R. Twyman	$555,623		59.55		9,330	4,665		59.55		277,812	4,665		52.51		244,969	522,780
Michael Knowles	$305,744		59.55		5,134	2,567		59.55		152,872	2,567		52.51		134,800	287,672

(a)	The grant date fair value of the PRSUs assuming maximum achievement of the applicable Sales growth and Adjusted EBITDA growth performance objectives (200% of target) is as follows: Mr. Feldmann, $725,487; Mr. Aga, $313,781; Mr. Twyman, $489,938; and Mr. Knowles, $269,599.

In September 2020, the Executive Compensation Committee modified the Sales and Adjusted EBITDA growth targets to include the fiscal year 2020 acquisitions of Pixia and Delerrok, in the same manner as the modification of the PRSU awards described in (3) below. As a result, the grant date fair value of these PRSUs was revalued as of the date of the approved modification on September 17, 2020. The valuation method resulted in each PRSU being valued at $41.13 on September 17, 2020, the date of the approved modification.

(3)	This column represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of stock awards granted in the respective fiscal years based on “target” performance for the PRSUs. The grant date fair value amounts do not correspond to the actual value that will be realized by the NEOs. For additional information on the valuation assumptions used in the calculation of these amounts, refer to note 14 of the financial statements included in the Original Filing.

For fiscal year 2020, each NEO received 50% of their long-term equity incentive awards in the form of RSUs and 50% in the form of PRSUs (at “target” level), as reflected in the table below, except for Mr. Lowinger. Mr. Lowinger received 22,683 RSUs upon joining Cubic on April 27, 2020. For the RSUs granted to each NEO excluding Mr. Lowinger, the grant date fair value is equal to the share price on November 29, 2019, the date of the grant. For the RSUs granted to Mr. Lowinger, the grant date fair value is equal to the share price on April 27, 2020, the date of the grant. For the PRSUs, Cubic’s TSR as compared to the Russell 2000 Index over the performance period may impact the number of PRSUs that will vest and therefore impact the grant date fair value of the PRSUs. The grant date fair value of each PRSU was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Russell 2000 Index and our common stock were simulated through the end of the performance period. The correlation matrix between our common stock and the index as well as our stock and the Russell 2000 Index’s return volatilities were developed based upon an analysis of historical data. The primary assumptions used for the valuation of the PRSUs with performance and market-based vesting that were granted on November 29, 2019 included a risk-free interest rate of 1.60%, expected volatility of 41.3%, performance period beginning on November 29, 2019 and concluding on September 30, 2022. The valuation method resulted in each PRSU being valued at $52.51 on November 29, 2019, the date of the grant, which is lower than the closing price per share on the date of grant.

Name	RSUs Granted (#)	x	Closing Price on Grant Date ($)	=	ASC 718 Grant Date Fair Value of RSUs ($)	PRSUs Granted (at “Target”) (#)	x	ASC 718 Grant Date Fair Value Per Unit of PRSUs ($)	=	ASC 718 Grant Date Fair Value of PRSUs (at “Target”)(a) ($)	ASC 718 Grant Date Fair Value of RSUs and PRSUs (at “Target”) ($)
Bradley H. Feldmann	37,784		59.55		2,250,000	37,784		52.51		1,984,038	4,234,038
Anshooman Aga	10,076		59.55		600,000	10,076		52.51		529,091	1,129,091
Michael Knowles	6,718		59.55		400,000	6,718		52.51		352,762	752,762
Grace G. Lee	5,878		59.55		350,000	5,878		52.51		308,654	658,654
Michael R. Twyman	6,718		59.55		400,000	6,718		52.51		352,762	752,762

(a)	The grant date fair value of the PRSUs assuming maximum achievement of the applicable Sales growth and Adjusted EBITDA growth performance objectives (200% of “target”) is as follows: Mr. Feldmann, $3,968,076; Mr. Aga, $1,058,182; Mr. Knowles, $705,524; Ms. Lee, $617,308; and. Mr. Twyman, $705,524.

In September 2020, the Executive Compensation Committee modified the Sales and Adjusted EBITDA growth targets to include the fiscal year 2020 acquisitions of Pixia and Delerrok. As a result, the grant date fair value of these PRSUs was revalued as of the date of the approved modification on September 17, 2020. The valuation method resulted in each PRSU being valued at $41.13 on September 17, 2020, the date of the approved modification, resulting in no incremental modification date fair value.

(4)	Amounts represent solely the change in the actuarial present value of the accumulated benefit under the pension plan that was frozen at December 31, 2006 and does not represent a change in the benefit to be paid to the executive. The change in pension value is the estimated year-over-year change in the present value, including: (a) change in discount rate assumption; (b) passage of time; and (c) changes in demographics. Where amounts are negative, they are shown as zero in the table. The amounts were computed using the same assumptions the Company used for financial statement reporting purposes. See “Pension Benefits” herein. Additionally, the amounts shown as earnings during fiscal year 2020 in the Nonqualified Deferred Compensation table, later herein, are not included in the Summary Compensation Table above because they are not above market or preferential.
(5)	See following table for detail.

All Other Compensation – Detail

			Profit Sharing
		Life Insurance	and 401(k)	Car	Personal	Financial	Severance
		Premiums (1)	Match (2)	Allowance	Travel	Planning (3)	Agreement (4)	Other (5)	Total
Name	Fiscal Year	($)	($)	($)	($)	($)	($)	($)	($)

Bradley H. Feldmann	2020	2,580	17,632	7,200	-	14,072	-	-	41,484
	2019	2,580	28,872	7,200	-	15,000	-	-	53,652
	2018	2,550	28,247	7,200	-	2,348	-	2,238	42,583

Anshooman Aga	2020	831	12,138	-	-	10,879	-	2,133	25,981
	2019	600	26,729	-	-	5,876	-	1,696	34,901
	2018	600	26,166	-	-	-	-	249,704	276,470

Michael Knowles	2020	1,380	8,198	-	-	1,104	-	2,442	13,124
	2019	1,035	20,823	-	-	-	-	500	22,358

Grace G. Lee	2020	1,380	9,756	-	-	16,258	-	-	27,394

Jeffrey B. Lowinger	2020	1,092	-	-	-	-	-	-	1,092

Michael R. Twyman	2020	3,490	11,621	-	-	4,306	1,189,062	-	1,208,479
	2019	2,580	24,019	-	-	14,637	-	-	41,236
	2018	2,550	28,807	-	-	-	-	-	31,357

(1)	Represents the value of executive life insurance premiums paid by the Company.
(2)	Includes Company portion of 401(k) contributions provided to all eligible employees.
(3)	Represents the amount of personal financial planning and wellness services paid by the Company under a benefit available to selected executives, including all NEOs.
(4)	Represents the amount of severance for Mr. Twyman. Refer to the “Potential Payments Upon Termination or Change in Control” table below for details of the severance amount.
(5)	Miscellaneous items provided at the Company’s expense. The fiscal year 2020 amounts represent the cost of annual physical examinations, as does the fiscal year 2019 amount for Mr. Aga and the fiscal year 2018 amount for Mr. Feldmann. For Mr. Knowles, the fiscal year 2019 amount represents an invention disclosure filing. In fiscal year 2018, Mr. Aga’s amount includes a phone allowance of $242, $245,394 related to relocation and house purchase expenses as part of his initial employment offer, and fees related to an annual physical examination.
(6)	Effective August 27, 2020, Mr. Twyman departed the Company after serving as Senior Vice President of Cubic and President of Cubic Mission Solutions since May 25, 2016 as a result of the combination of the two defense businesses.

CEO Pay Ratio

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Feldmann, our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.

For fiscal year 2020, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our company (other than our CEO) was $72,209; and
●	the annual total compensation of our CEO, as reported in the Summary Compensation Table included above, was $5,945,030.

Based on this information, for fiscal year 2020, the ratio of the median of the total compensation of all employees of the Company to the annual total compensation of Mr. Feldmann, our CEO, was 82 to 1.

Determining the Median Employee

SEC rules allow us to identify our median employee once every three years unless there has been a change to our employee population or employee compensation arrangements that we believe would result in a significant change in our pay ratio disclosure. We determined that there were no significant changes to our global employee population, our employee compensation plans or the compensation of our fiscal year 2018 median employee that would make it inappropriate to use our fiscal year 2018 median employee again for this fiscal year 2020 disclosure. To identify the median employee in fiscal 2018, we determined our median employee by measuring total annual cash compensation, which was consistently applied to all of our employees included in the calculation. Compensation was annualized for employees who did not work the entire 12-month period. We did not make any cost-of-living adjustments in identifying our fiscal year 2018 median employee. We did convert all total cash compensation figures to USD using the applicable exchange rate on November 27, 2018. Our measurement date was September 30, 2018 for purposes of determining our employee population for the analysis.

Compensation Measure and Annual Total Compensation of “Median Employee”

With respect to the total annual compensation of the “median employee,” we calculated the elements of such employee’s compensation for fiscal year 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $72,209.

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our fiscal year 2020 Summary Compensation Table included above.

Grants of Plan-Based Awards Fiscal Year 2020

The following table reflects the incentive plan awards to the NEOs during fiscal year 2020.

			Estimated					All Other
			Possible Payouts					Stock
		Executive	Under Non-Equity		Estimated Possible Payouts			Awards:	Grant Date
		Compensation	Incentive		Under Equity Incentive			Number of	Fair Value
		Committee	Plan Awards (1)		Plan Awards (2) (5)			Shares of	of Stock
	Grant	Approval	Target	Maximum	Threshold	Target	Maximum	Stock or	Awards (4) (5)
Name	Date	Date	($)	($)	Shares	Shares	Shares	Units (3) (5)	($)
Bradley H. Feldmann			$1,072,500	$2,037,750
	11/29/2019	11/29/2019						44,692	$2,661,371
	11/29/2019	11/29/2019			22,346	44,692	89,384		$2,346,777

Anshooman Aga			$410,432	$779,821
	11/29/2019	11/29/2019						13,064	$777,935
	11/29/2019	11/29/2019			6,532	13,064	26,128		$685,991

Michael Knowles			$294,000	$558,600
	11/29/2019	11/29/2019						9,285	$552,865
	11/29/2019	11/29/2019			4,643	9,285	18,570		$487,555

Grace G. Lee			$240,750	$457,425
	11/29/2019	11/29/2019						9,516	$566,643
	11/29/2019	11/29/2019			2,939	5,878	11,756		$308,654

Jeffrey B. Lowinger			$385,500	$732,450
	4/27/2020	4/27/2020						22,683	$800,000

Michael R. Twyman			$386,250	$733,875
	11/29/2019	11/29/2019						11,383	$677,801
	11/29/2019	11/29/2019			5,692	11,383	22,766		$597,721

(1)	Non-equity incentive plan awards consist of annual bonus awards payable under the Company’s fiscal year 2020 annual bonus program. For more information about the Company’s annual bonus program, please see " Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions” above.
(2)	These 2020-2022 PRSUs are intended to reward the achievement of cumulative Sales growth and Adjusted EBITDA growth over a three-year performance period. The three-year performance period for these PRSUs commenced on October 1, 2019 and will end on September 30, 2022. Specifically, recipients of the PRSUs will be eligible to vest in the PRSUs at the end of the three-year performance period based on the achievement of specified Sales growth and Adjusted EBITDA growth for the performance period relative to the performance objectives established by the Executive Compensation Committee, subject to the recipient’s continued service with the Company through the last day of the performance period, except as otherwise provided in the applicable PRSU agreement. In September 2020, the Executive Compensation Committee modified the Sales and Adjusted EBITDA growth targets to include the fiscal year 2020 acquisitions of Pixia and Delerrok. As a result, the grant date fair value of these PRSUs was revalued as of the date of the approved modification on September 17, 2020, resulting in no incremental modification date fair value.

The PRSUs vest based 50% on cumulative Sales growth and 50% on cumulative Adjusted EBITDA growth during such performance period. If the Company’s cumulative Sales growth and/or cumulative Adjusted EBITDA growth for the performance period equals or exceeds one of three different achievement levels (threshold, target and maximum), then a certain percentage of the PRSUs will vest (50%, 100% and 200%, respectively). Following the completion of the three-year performance period, the Executive Compensation Committee will determine the achievement percentage relative to Sales growth and Adjusted EBITDA growth for the performance period and determine the final average achievement percentage for the performance period for each factor. The “threshold” and “target” number of PRSUs in the table above do not give effect to any possible relative TSR multiplier. The “maximum” number of PRSUs in the table assumes the highest level of performance with respect to the Sales growth and Adjusted EBITDA objectives and the maximum relative TSR multiplier. For these 2020-2022 PRSUs, Cubic’s relative TSR as compared to the Russell 2000 Index over the performance period will result in a multiplier for the number of PRSUs that will vest, after the final annual Sales and annual Adjusted EBITDA achievement percentages have been determined for the three fiscal years in the performance period. If our relative TSR performance exceeds the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier will result in up to an additional 25% of the PRSUs vesting at the end of the performance period. If the relative TSR performance is below the performance of the Russell 2000 Index based on a scale established by the Executive Compensation

Committee, the multiplier could result in a reduction of up to 25% of these PRSUs vesting at the end of the performance period. In no event will the number of 2020-2022 PRSUs that vest at the end of the three-year performance period exceed 200% of the target PRSUs.

The percentage for determining the number of PRSUs that will vest if performance is between the specified achievement levels will be determined by linear interpolation between the applicable achievement amounts for each measure.

For more information about the accelerated vesting of these PRSUs, see “Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions” above.

(3)	These RSUs will vest in three equal installments on each of October 1, 2020, 2021 and 2022, subject to the NEO’s continued service with the Company through each such date. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on the Company’s common stock and vest proportionately with the RSUs to which they relate. For more information about the accelerated vesting of these RSUs, see “Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions” above.
(4)	The Grant Date Fair Value of Stock Awards amounts were calculated in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions refer to footnote 3 of the Summary Compensation Table.
(5)	In fiscal year 2019, the Executive Compensation Committee determined to pay each of the NEOs their fiscal 2019 annual incentive awards in the form of fiscal year 2020 RSUs and PRSUs, except for Ms. Lee who received only fiscal year 2020 RSUs. These RSUs and PRSUs have the same terms as the other stock awards granted to the NEOs in fiscal year 2020, as described in “Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions”. The following RSUs and PRSUs are included in the table above and are related to the 2019 annual incentive awards satisfied in the form of fiscal year 2020 RSUs and PRSUs:

					ASC 718					ASC 718
			Share Price		Grant Date			Share Price		Grant Date
	RSUs		at Equity		Fair Value	PRSUs		at Equity		Fair Value
	Granted	x	Award Date	=	of RSUs	Granted	x	Award Date	x	of PRSUs
Name	(#)		($)		($)	(#)		($)		($)
Bradley H. Feldmann	6,908		59.55		411,371	6,908		52.51		362,739
Anshooman Aga	2,988		59.55		177,935	2,988		52.51		156,900
Michael Knowles	2,567		59.55		152,865	2,567		52.51		134,793
Grace G. Lee	3,638		59.55		216,643	-		-		-
Michael R. Twyman	4,665		59.55		277,801	4,665		52.51		244,959

Outstanding Equity Awards at Fiscal Year-End

The table below provides information on the current holdings of stock awards by the NEOs as of September 30, 2020.

				Equity Incentive	Equity Incentive
			Market	Plan Awards:	Plan Awards:
		Number of	Value of	Number of	Market or Payout
		Shares or	Shares or	Unearned Shares,	Value of
		Units of Stock	Units of Stock	Units or Other Rights	Unearned Shares,
		That Have	That Have	That Have	Units or Other Rights
	Grant	Not Vested (1)	Not Vested (2)	Not Vested (3)	That Have
Name	Date	(#)	($)	(#)	Not Vested ($) (2)

Bradley H. Feldmann	11/29/2019	44,692	$2,599,734
	11/29/2019			44,692	$2,599,734
	11/21/2018	23,386	$1,360,364
	11/21/2018			62,364	$3,627,714
	11/27/2017	11,197	$ 651,329
	11/14/2016	5,972	$ 347,391
Anshooman Aga	11/29/2019	13,064	$ 759,933
	11/29/2019			13,064	$ 759,933
	11/21/2018	5,847	$ 340,120
	11/21/2018			15,592	$ 906,987
	11/27/2017	2,036	$ 118,434
	7/27/2017	541	$ 31,470
Michael Knowles	11/29/2019	9,285	$ 540,108
	11/29/2019			9,285	$ 540,108
	11/21/2018	2,923	$ 170,031
	11/21/2018			7,796	$ 453,493
	11/27/2017	448	$ 26,060
	11/14/2016	270	$ 15,706
Grace G. Lee	11/29/2019	9,516	$ 553,546
	11/29/2019			5,878	$ 341,923
	11/21/2018	12,278	$ 714,211
	11/21/2018			7,796	$ 453,493
Jeffrey B. Lowinger	4/27/2020	22,683	$1,319,470

(1)	These RSUs will vest, subject to the NEO’s continued service, as follows: for the RSUs granted on April 27, 2020, November 29, 2019, and November 21, 2018, the remaining unvested RSUs will vest in three equal installments on each of October 1, 2020, 2021 and 2022; for the RSUs granted on November 27, 2017, the remaining unvested RSUs will vest in two equal installments on each of October 1, 2020 and 2021; for the RSUs granted on November 14, 2016 and July 27, 2017, the remaining unvested RSUs vested on October 1, 2020. Dividend equivalent rights accrue with respect to the RSUs when and as dividends are paid on the Company’s common stock and vest proportionately with the RSUs to which they relate. For more information about the accelerated vesting of these RSUs, see “Compensation Discussion and Analysis – Fiscal Year 2020 Executive Compensation Decisions” above.
(2)	The market value of stock awards was determined by multiplying the number of unvested RSUs or PRSUs by the closing price of our common stock of $58.17 on September 30, 2020, the last trading day of our fiscal year 2020, as reported on the NYSE.
(3)	These PRSUs are intended to reward Sales growth and Adjusted EBITDA growth for the three fiscal years within the three-year performance period. The three-year performance period for the 2019-2021 PRSUs commenced on October 1, 2018 and will end on September 30, 2021. The three-year performance period for the 2020-2022 PRSUs commenced on October 1, 2019 and will end on September 30, 2022. Recipients of the PRSUs will be eligible to vest in the PRSUs at the end of the respective three-year performance period based on Sales growth and Adjusted EBITDA growth for the performance period relative to the performance objectives established by the Executive Compensation Committee, subject to the recipient’s continued service with the Company through the last day of the performance period, except as otherwise provided in the applicable PRSU agreement.

The 2019-2021 PRSUs vest based 50% on annual Sales growth and 50% on annual Adjusted EBITDA growth during such performance period. If the Company’s annual Sales growth achievement and/or annual Adjusted EBITDA growth achievement for each fiscal year during the performance period equals or exceeds one of three different achievement levels (threshold, target and maximum), then an annual achievement percentage for such fiscal year will be determined (50%, 100% and 200%, respectively). The 2020-2022 PRSUs vest based 50% on cumulative Sales growth and 50% on cumulative Adjusted EBITDA growth during such performance period. If the Company’s cumulative Sales growth achievement and/or cumulative Adjusted EBITDA growth achievement for the performance period equals or exceeds one of three different achievement levels (threshold, target and maximum), then a certain percentage of PRSUs will vest (50%, 100% and 200%, respectively). Performance below the threshold level for a performance measure will result in a 0% achievement percentage for that measure. Following the completion of the respective performance periods, the Executive Compensation Committee will determine the achievement percentage relative to Sales growth and Adjusted EBITDA growth and determine the final average achievement percentage for the performance period for each factor.

For these PRSUs, Cubic’s relative TSR as compared to the Russell 2000 Index over the performance period will result in a multiplier for the number of PRSUs that will vest, after the final Sales and Adjusted EBITDA achievement percentages have been determined for the three year performance period. If our relative TSR performance exceeds the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier will result in up to an additional 25% of the PRSUs vesting at the end of the performance period. If the relative TSR performance is below the performance of the Russell 2000 Index based on a scale established by the Executive Compensation Committee, the multiplier could result in a reduction of up to 25% of these PRSUs vesting at the end of the performance period. In no event will the number of PRSUs that vest at the end of the three-year performance period exceed 250% of the target PRSUs for the 2019-2021 PRSUs, or 200% of the target PRSUs for the 2020-2022 PRSUs.

The percentage for determining the number of PRSUs that will vest if performance is between the specified achievement levels will be determined by linear interpolation between the applicable achievement amounts for each measure.

For the 2019-2021 PRSUs, the number of shares listed equals the number of shares that may be issued to the NEOs pursuant to these PRSUs at maximum performance, as the current estimate is that the 2019-2021 PRSU’s will vest between target and maximum levels with respect to Sales growth and Adjusted EBITDA growth. The number of PRSUs in the table above does not give effect to any possible relative TSR multiplier, and so is reflected at 200% of “target” levels. For the 2020-2022 PRSUs, the number of shares listed equals the number of shares that may be issued to the NEOs pursuant to these PRSUs at target performance, as the current estimate is that the 2020-2022 PRSU’s will vest between threshold and target levels with respect to Sales growth and Adjusted EBITDA growth. The number of PRSUs in the table above does not give effect to any possible relative TSR multiplier, and so is reflected at 100% of “target” levels.

For more information about the accelerated vesting of these PRSUs, see “Compensation Discussion and Analysis –Fiscal Year 2020 Executive Compensation Decisions” above.

Option Exercises and Stock Vested

The following table provides information concerning total RSU and PRSU vesting for each of the NEOs during fiscal year 2020.

	Stock Awards
	Number of Shares	Value Realized on
	Acquired on Vesting	Vesting
Name	(#) (1)	($) (2)

Bradley H. Feldmann	59,979	3,715,477
Anshooman Aga	10,026	616,136
Michael Knowles	3,123	197,508
Grace G. Lee	3,314	223,861
Jeffrey B. Lowinger	—	—
Michael R. Twyman (3)	24,689	1,484,044

(1)	The performance period for the 2018-2020 PRSUs ended on September 30, 2020, with 160% of the target PRSUs vesting based on performance relative to those performance objectives during the performance period. The value of the actual number of shares issued pursuant to the 2018-2020 PRSUs following certification by the Executive Compensation Committee for each of the NEOs is included in the table above: Mr. Feldmann, 35,832 shares; Mr. Aga, 6,516 shares; Mr. Knowles, 1,434 shares; and Mr. Twyman, 6,516 shares. Ms. Lee did not hold 2018-202 PRSUs and the only shares reflected in the table above for Ms. Lee are time-based RSUs that vested during fiscal year 2020.
(2)	The value realized on vesting equals the closing price per share of our common stock on the date of vesting as reported by the NYSE multiplied by the number of shares subject to the RSUs that vested on such date.
(3)	Mr. Twyman vested as to 13,068 RSUs in connection with his separation from the Company on August 27, 2020 which are included in the table above.

Pension Benefits Fiscal Year 2020

The following table sets forth the present value of accumulated benefits under pension plans for the NEOs.

Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit Under Life Annuity Election(2) ($)	Payment During Last Fiscal Year ($)
Bradley H. Feldmann(1)	22	120,077	—

(1)	The Pension Plan was frozen as of December 31, 2006; no additional benefits accrue after that date. The purpose of the Pension Plan was to provide a modest monthly retirement benefit, to supplement social security payments, for eligible full-time U.S. employees who have completed one year of service with the Company. The Company has not granted extra years of credited service to any employee. The full benefit is available, upon retirement, to any eligible employee who (a) has attained age 65, or (b) is between age 55 and 64 and whose combined age and number of years of service equals 85. A reduced benefit is available at or after age 55 through age 64 if the employee has at least five years of service. The annual benefit is determined by adding total salary and bonus (not exceeding the ERISA cap in any year) during the time of participation and multiplying the sum by 3/4 of 1%. Benefits are paid monthly. The monthly amount will vary based upon the form of benefit selected (e.g., a life annuity or a joint and 50% survivor annuity).
(2)	The present value of the accumulated benefit is determined by the projected unit credit method in a manner consistent with that used, and based on the same assumptions used, for financial reporting purposes set forth in Note 13 of the Notes to Consolidated Financial Statements contained in the Original Filing, except retirement age has been assumed to be the normal retirement age under the Pension Plan. Under the Pension Plan, the interest rate used for computing present value was 2.89% and includes the following material assumptions: (i) retirement at the plan’s stated normal retirement date, or the earliest age at which benefits are unreduced, if earlier, and (ii) mortality taken from 2012 mortality table with Approach 2 for the Contingent Survivor table (i.e. assume the beneficiary mortality is the same as a healthy retiree mortality while the retiree is alive and assume Contingent Survivor mortality after the retiree’s death), with 2019 projection scale applied from 2012 forward and adjusted to reflect a long term improvement rate of 1% through age 85, grading to 0% at age 95. Pension Plan contributions are distributed among various funds held with financial institutions.

Nonqualified Deferred Compensation Fiscal Year 2020

The following table sets forth certain information regarding the participation in the Deferred Compensation Plan by our NEOs for fiscal year 2020.(1)

Name	Executive Contributions in FY 2020(2) ($)	Aggregate Plan Earnings in FY 2020(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Plan Balance at End of FY 2020(4) ($)
Bradley H. Feldmann	—	7,393	—	336,301
Jeffrey B. Lowinger	28,559	423	—	28,982

(1)	The amounts shown have been deferred (and not presently taxed) and other than plan earnings have also been reported herein as compensation. The Deferred Compensation Plan permits selected highly-compensated employees to defer (from time to time) up to 90% of their base salary and up to 100% of their bonus annually and non-employee directors to defer up to 100% of their retainer fees. We make contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation amounts and to provide the participants investment options similar to mutual funds yielding market returns based on the investment options selected by the participant. The Company makes no contribution to the Deferred Compensation Plan itself. Payment elections and withdrawals are permitted within guidelines established by the Internal Revenue Service. After retirement the participant may receive a lump sum payment or an annual distribution over 2 to 20 years. Annual revision of the selected payment method is regulated by Internal Revenue Service guidelines.
(2)	The amounts shown reflect salary deferrals of $28,559 for Mr. Lowinger. These amounts are also included in the Summary Compensation Table for fiscal year 2020.
(3)	These amounts are not reported as compensation in the Summary Compensation Table because the earnings are not above market or preferential.
(4)	Year-end balances consist of participant contributions and earnings on contributed amounts. All contributions have been included in the Summary Compensation Table for fiscal year 2020 and prior years or would have been so included had the current reporting requirements been applicable to the executive. No amounts have previously been reported in the Summary Compensation Table for Mr. Feldmann as he did not make any contributions to the plan for fiscal years 2018, 2019 or 2020.

Potential Payments Upon Termination or Change in Control

General Severance Policy

The Company has a severance policy (the “Severance Policy”) applicable to its full time U.S.-based employees, including the NEOs. In the event of a Company-originated termination without cause, the eligible individual who has completed three years of employment with the Company is offered the opportunity to receive, in exchange for signing a general release, a lump sum payment of one week of base pay at their current rate for each 12 months of employment, paid in installments over the severance period, and payment of medical and dental coverage under COBRA for up to 12 months (with the number of months of COBRA coverage dependent on the number of years of service). Outplacement consultation may be provided at the Company’s discretion. Employees in the position of Vice President or above will receive a minimum of 12 weeks’ severance pay and 3 months of COBRA coverage. Non-executive employees with less than three years of employment will receive two weeks’ severance pay.

In individual circumstances, an NEO may be offered alternative arrangements to be negotiated. These severance benefits are not offset by the Company’s normal retirement benefits. Other than the COBRA payments, the cash severance payments under the Severance Policy would be paid to a NEO in addition to any payments under the Protection Plan, as described below, in the event his or her termination of employment by the Company without cause were to occur under the circumstances described under the Protection Plan.

Transition Protection Plan

The Company’s Protection Plan is intended to be made available upon specific approval of an individual for participation in the Protection Plan by the Executive Compensation Committee. It is intended to benefit selected principal officers and other selected key personnel. The Executive Compensation Committee has approved participation in the Protection Plan by each of the NEOs.

If there is any change of control of the Company (as defined below), and within 3 months before or 18 months after such change in control, a participant’s employment involuntarily terminates without cause (as defined below), or the participant resigns for good reason (as defined below), then the Company would be obligated to:

(1)	pay such person an amount equal to 24 months of the NEO’s current salary, two times the NEO’s annual incentive plan at target and a pro-rated portion of the NEO’s annual incentive plan at target for the year of termination, which amount shall be paid in equal installments over 24 months, and
(2)	continue for 18 months the participant’s participation in the medical and dental plans of the Company in which such participant participated at the time of termination.

Miscellaneous additional benefits, including outplacement service of up to $6,000, may also be provided. In unusual cases, moving of household goods may also be reimbursed by the Company under the Protection Plan.

A “change in control” occurs when a “person” acquires sufficient shares of our voting stock to elect a majority of our directors, assuming 90% of outstanding shares vote; a merger resulting in a substantial change in the directors; and certain other events.

An “involuntary termination without cause” occurs when there is any involuntary termination of employment without (1) a willful and continued failure of the employee to perform substantially his or her duties, or (2) his or her gross negligence or breach of fiduciary duty involving personal profit (etc.) or (3) his or her conviction or plea of no contest or guilty to state or federal felony criminal laws.

A resignation “for good reason” occurs when the authority, duties, function or responsibilities of the employee are materially reduced, his or her base salary is reduced, his or her bonus participation opportunity is reduced by more than 50%, his or her job location is substantially changed, or the Company materially breaches the Protection Plan.

Following termination, to receive monthly payments the executive must execute a general release and must not breach the Company’s proprietary information policy and must not interfere with the employees, customers or suppliers of the Company.

Long-Term Equity Incentive Awards

The long-term equity incentive awards granted to the NEOs may vest under certain circumstances in the event of a change in control of the Company and/or certain terminations of employment. For more information about the accelerated vesting provisions applicable to these awards, see “Compensation Discussion and Analysis – Fiscal Year 2020 Executive Compensation Decisions” above.

Deferred Compensation and Retirement Benefits

Certain of the NEOs are participants in the Pension Plans. For more information about payments payable to the NEOs under the pension plans upon a termination of employment, please see the Pension Benefits table above. Certain of the NEOs are participants in the Deferred Compensation Plan. For more information about amounts payable to the NEOs under the Deferred Compensation Plan upon a termination of employment, please see the Nonqualified Deferred Compensation Fiscal Year 2020 table above.

Retirement benefits also include the continued vesting of long-term incentive awards. In order to receive retirement benefits, NEOs must be at least 60 years of age, and have served a minimum of 10 years of continuous service. They must also provide a one-year notice of retirement.

Potential Payments Upon Termination or Change in Control Table

The following table summarizes potential change in control and termination payments to each NEO. The five right-hand columns describe the payments that would apply in five different potential scenarios – a termination without cause apart from a change in control; a termination of employment as a result of the NEO’s resignation for good reason or termination of employment by us other than for cause, in each case within 3 months prior to or 18 months following a change in control (or 12 months following a change in control the case of certain equity awards); a change in control without a termination of employment; the NEO’s death; or the NEO’s termination of employment as a result of his or her disability. The table assumes that the termination or change in control occurred on September 30, 2020. None of the NEOs qualified for the enhanced retirement vesting provisions of certain of our equity awards as of September 30, 2020, so the retirement scenario is not included in the table. For purposes of estimating the value of accelerated equity awards to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $58.17, which represents the closing market price of our common stock as reported on the NYSE on September 30, 2020.

As part of a negotiated agreement, on August 27, 2020, Michael Twyman, President of Cubic Mission Solutions departed from Cubic as a result of the combination of the two defense segments. Mr. Twyman received six months of base pay as his severance payment, a payment under his annual incentive plan based on actual results for the year, 12 months of COBRA coverage, and vesting of his long-term incentive plan pursuant to the rules of the plan.

				After Change
		Termination		in Control
		w/o Cause		Termination
		Apart from a		w/o Cause
		Change in		or for Good		Change in
		Control		Reason		Control(6)	Death(7)	Disability(8)
Name	Benefit	($)		($)		($)	($)	($)

Bradley H. Feldmann	Cash Severance	412,500	(1)	4,507,500	(2)
	Healthcare and Other Insurance(3)	29,421		44,132
	Outplacement	-		6,000
	Stock Awards - Accelerated Vesting	4,137,589	(4)	7,558,552	(5)	3,116,574	10,675,126	9,118,981
	Total Benefit Amount	4,579,510		12,116,183		3,116,574	10,675,126	9,118,981

Anshooman Aga	Cash Severance	118,394	(1)	1,965,338	(2)
	Healthcare and Other Insurance(3)	25,305		37,958
	Outplacement	-		6,000
	Stock Awards - Accelerated Vesting	930,524	(4)	2,009,890	(5)	690,362	2,700,251	2,184,586
	Total Benefit Amount	1,074,223		4,019,185		690,362	2,700,251	2,184,586

Michael Knowles	Cash Severance	96,923	(1)	1,524,923	(2)
	Healthcare and Other Insurance(3)	25,374		38,061
	Outplacement	-		6,000
	Stock Awards - Accelerated Vesting	413,690	(4)	1,142,691	(5)	278,867	1,421,558	1,017,176
	Total Benefit Amount	535,987		2,711,675		278,867	1,421,558	1,017,176

Grace G. Lee	Cash Severance	92,596	(1)	1,376,596	(2)
	Healthcare and Other Insurance(3)	25,374		38,061
	Outplacement	-		6,000
	Stock Awards - Accelerated Vesting	265,139	(4)	1,609,680	(5)	226,747	1,836,427	1,532,896
	Total Benefit Amount	383,109		3,030,337		226,747	1,836,427	1,532,896

Jeffrey B. Lowinger	Cash Severance	126,923	(1)	1,997,923	(2)
	Healthcare and Other Insurance(3)	9,610		14,415
	Outplacement	-		6,000
	Stock Awards - Accelerated Vesting	-	(4)	1,319,470	(5)	-	1,319,470	1,319,470
	Total Benefit Amount	136,533		3,337,808		-	1,319,470	1,319,470

Michael R. Twyman	Cash Severance	397,562		-
	Healthcare and Other Insurance	31,334		-
	Outplacement	-		-
	Stock Awards - Accelerated Vesting	760,166		-		-	-	-
	Total Benefit Amount	1,189,062(9)		-		-	-	-

(1)	In the event of a NEO’s termination by the Company without cause, a NEO will be entitled to a number of weeks of base pay determined in accordance with the terms of our Severance Policy, payable in a lump sum. As of September 30, 2020, the NEOs would have been entitled to receive the following number of weeks of base pay under the terms of our Severance Policy: Mr. Feldmann, 22 weeks; Mr. Aga, 12 weeks; Mr. Knowles, 12 weeks; Mr. Lowinger, 12 weeks; and Ms. Lee, 12 weeks.
(2)	In the event of a NEO’s termination by the Company without cause or by the NEO for good reason, in each case within 3 months before or 18 months after a change in control, a NEO will be entitled to receive a monthly amount for 24 months computed as the current base salary and target bonus, plus a pro-rated payout of target bonus for the year of termination, for such NEO in accordance with the terms of our Protection Plan, payable in 24 equal monthly installments. As of September 30, 2020, the aggregate cash severance payable under the Protection Plan for each of our NEOs was as follows: Mr. Feldmann, $3,189,646; Mr. Aga, $1,769,604; Mr. Knowles, $963,304; Mr. Lowinger, $203,190; and Ms. Lee, $417,410. The foregoing severance benefits would be paid to a NEO in addition to any amounts payable under the Company’s Severance Policy, as described above, in the event his or her employment was terminated without cause. The amounts in this column assume that a NEO was terminated without cause on September 30, 2020, and that a change in control occurred on such date. Accordingly, the amounts payable to each NEO under both the Severance Policy and the Protection Plan are included in this column under the heading “Cash Severance.”

(3)	In the event of a NEO’s termination by the Company without cause, an NEO will be entitled to medical and dental coverage at the Company’s expense for up to 12 months in accordance with the terms of our Severance Policy. The amounts in this column represent 12 months of continued medical and dental coverage for the NEOs. In the event of an NEO’s termination by the Company without cause or by the NEO for good reason, in each case within 3 months before or 18 months after a change in control, an NEO will be entitled to continue for 18 months his or her participation in those welfare plans of the Company in which such NEO participated at the time of termination. The amounts in the “After Change in Control Termination w/o Cause or for Good Reason“ column represent 18 months of continued medical and dental insurance. In unusual cases, moving of household goods may also be reimbursed by the Company under the Protection Plan. Such amounts cannot be determined at this time.
(4)	In the event of an NEO’s involuntary termination without cause or resignation for good reason, the NEO will vest in his or her PRSUs on actual performance for the three-year performance period, with the resulting PRSUs prorated portion of the performance period that elapsed prior to the date of such termination. With respect to the PRSUs that were scheduled to vest based on the three-year performance period that ended on September 30, 2020, the table reflects the value of the of PRSUs at 160% of target, the value at which such PRSUs vested on October 1, 2020, since such performance level was known as of September 30, 2020 and no proration has been applied since the assumed date of termination is the last day of the performance period. With respect to the PRSUs for which the three-year performance period had not expired on September 30, 2020, the table reflects the value of the “target” number of PRSUs subject to such awards, prorated for the portion of the performance period that elapsed prior to the date of such termination (and, with respect to the 2019-2021 and 2020-2022 PRSUs, the value does not give effect to any possible relative TSR multiplier, and so is reflected at 100% of “target” levels).
(5)	In the event of an NEO’s involuntary termination without cause or resignation for good reason, in each case within 12 months following a change in control, the NEO will vest in all of his or her outstanding RSUs granted prior to fiscal year 2020. For RSUs granted beginning in fiscal year 2020, the RSUs granted to our executive officers vest immediately upon a recipient’s termination without cause or resignation for good reason in either case within 3 months prior to or 18 months following a change in control. For PRSUs granted beginning in fiscal year 2020, upon the occurrence of a change in control, such outstanding PRSUs will convert to RSUs at the “target” number of shares subject to their outstanding PRSUs, or if greater, the relative TSR multiplier for the performance period through the date of the change in control. The table reflects the value of the “target” number of PRSUs subject to such awards and, does not give effect to any possible greater amount based on relative TSR multiplier, and so is reflected at 100% of “target” levels.
(6)	For PRSUs granted prior to fiscal year 2020, upon the occurrence of a change in control, the NEOs will vest in the “target” number of shares subject to their outstanding PRSUs (or, with respect to the 2019-2021 if greater, the relative TSR multiplier for the performance period through the date of the change in control). The table reflects the value of the “target” number of PRSUs subject to such awards and, with respect to the 2019-2021 PRSUs, does not give effect to any possible relative TSR multiplier, and so is reflected at 100% of “target” levels.
(7)	Upon the occurrence of an NEO’s death, the NEO will vest in (a) all of his or her outstanding RSUs, plus (b) the “target” number of shares subject to his or her outstanding PRSUs.
(8)	Upon the occurrence of an NEO’s termination of employment as a result of his or her disability, the NEO will vest in (a) all of his or her outstanding RSUs, plus (b) the NEO will remain eligible to vest in his or her PRSUs on actual performance for the three-year performance period, with the resulting PRSUs prorated for the portion of the performance period that elapsed prior to the date of such termination. With respect to the PRSUs that were scheduled to vest based on the three-year performance period that ended on September 30, 2020, the table reflects the value of the of PRSUs at 160% of target, the value at which such PRSUs vested on October 1, 2020, since such performance level was known as of September 30, 2020 and no proration has been applied since the assumed date of termination is the last day of the performance period. With respect to the PRSUs for which the three-year performance period had not expired on September 30, 2020 the table reflects the value of the “target” number of PRSUs subject to such awards, prorated for the portion of the performance period that elapsed prior to the date of such termination. With respect to the 2019-2021 and 2020-2022 PRSUs, the value does not give effect to any possible relative TSR multiplier, and so is reflected at 100% of “target” levels.
(9)	As part of a negotiated agreement, on August 27, 2020, Mr. Twyman departed from Cubic as a result of the combination of the two defense segments. In exchange for a customary release of claims, Mr. Twyman received a cash severance payment equal to six months of base pay and cash payment equal to an annual incentive plan payment for fiscal year 2020 based on actual results,12 months of COBRA coverage and accelerated or continued vesting in certain restricted stock units.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of our common stock as of January 26, 2021 for:

●	each person, or group of affiliated persons, known to us to own beneficially 5% or more of our outstanding common stock;

●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

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

For the purpose of calculating the percentage of shares beneficially owned by any shareholder, this table lists applicable percentage ownership based on 31,834,085 shares of common stock outstanding as of January 26, 2021.

Unless otherwise indicated below, the address for each named director and executive officer is c/o Cubic Corporation, 9333 Balboa Avenue, San Diego, California 92123.

Name of Beneficial Owner	Shares Beneficially Owned	Percent Owned

Principal Shareholders
BlackRock, Inc.(1)	4,646,383	14.6%
T. Rowe Price Associates, Inc.(2)	3,610,958	11.3%
The Vanguard Group(3)	3,124,800	9.8%
River Road Asset Management, LLC(4)	2,141,804	6.7%
State Street Corporation(5)	1,933,195	6.1%
Directors and Named Executive Officers
Bradley H. Feldmann(6)	185,140.0568	*
Michael R. Twyman(7)	37,781	*
Jeffrey B. Lowinger	28,284	*
Maureen Breakiron-Evans(8)	16,552	*
Anshooman Aga(9)	39,430.8318	*
David F. Melcher	12,581.8767	*
Bruce G. Blakley(10)	11,142	*
Steven J. Norris	11,013	*
Grace G. Lee	30,618	*
Janice M. Hamby	10,370	*
Michael Knowles	20,422	*
Prithviraj Banerjee	6,585	*
Denise L. Devine	5,050	*
Carolyn A. Flowers	5,425	*
Jeffrey B. Lowinger	28,284	*
All directors and executive officers as a group (17 persons)	448,678.7653	1.4%

*	Less than 1%
(1)	As of September 30, 2020 based on information set forth on Form 13F filed with the SEC on November 6, 2020. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)	As of September 30, 2020 based on information set forth on Form 13F filed with the SEC on November 16, 2020. The address of T. Rowe Price Associates, Inc., is 100 East Pratt Street, Baltimore, MD 21202.
(3)	As of September 30, 2020 based solely on information set forth on Form 13F filed with the SEC on November 16, 2020. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.
(4)	As of September 30, 2020 based solely on information set forth on Form 13F filed with the SEC on November 9, 2020. The address of River Road Asset Management, LLC is 462 South Fourth Street, Suite 200, Louisville, KY 40202.

(5)	As of September 30, 2020 based solely on information set forth on Form 13F filed with the SEC on November 10, 2020. The address of State Street Corporation is One Lincoln Street, Boston, MA 02111.
(6)	Includes 33 shares held in the Feldmann Family Trust dated 04/20/12. Mr. Feldmann shares voting and investment powers over such shares as one of the two co-trustees of such trust and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 5,114.973 shares held in Mr. Feldmann’s IRA, and 1,547.0838 shares held indirectly through Mr. Feldmann’s 401(k).
(7)	Based solely on information set forth in Mr. Twyman’s Form 4 filed with the SEC on March 13, 2020.
(8)	Includes 7,615 shares held in the James L. Evans & Maureen Breakiron-Evans Trust. Ms. Breakiron-Evans has voting and investment power over such shares as the trustee of such trust, and disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.
(9)	Includes 251.8318 shares held indirectly through Mr. Aga’s 401(k).
(10)	Includes 12,250 shares held in the Blakley Living Trust dated 2/9/16. Mr. Blakley has voting and investment power over such shares as the trustee of such trust, and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 1.23 shares held indirectly through Mr. Blakley’s IRA account.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of the end of fiscal year 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	926,163	—	1,979,889	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	926,163	—	1,979,889	(1)

(1)	Includes 444,750 shares of our common stock remaining available for issuance under our Employee Stock Purchase Plan (“ESPP”) as of the end of fiscal year 2020, all of which were eligible to be issued with respect to the then-current purchase period that ended on December 31, 2020, pursuant to the terms of our ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Charter of our Executive Compensation Committee requires it to review and approve the compensation of any persons related to any director or executive officer. As a practical matter the Executive Compensation Committee will also review any non-compensation transactions between the Company and its directors, senior officers and their relatives.

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

Each director and executive officer completes an annual questionnaire to identify related interests and persons. There have been no transactions since the beginning of fiscal year 2020 which were determined by the Executive Compensation Committee to be with related persons required to be disclosed pursuant to SEC regulations.

DIRECTOR INDEPENDENCE

The Nominating, Governance, Ethics and Corporate Responsibility Committee determined, and the Board agreed, that all current directors, except Mr. Feldmann, met the independence standards of the NYSE and the categorical independence standards adopted by the Board as defined in the Company’s Corporate Governance Guidelines.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP, our independent auditor, for fiscal year 2020 and 2019:

	Fiscal Years Ended September 30,
Services Rendered	2020	2019
Audit fees(1)	$2,662,000	$3,648,000
Audit-related fees(2)	$72,000	$138,000
Tax fees(3)	$350,000	$115,000
All other fees(4)	$7,000	$7,000
Total fees	$3,091,000	$3,908,000

(1)	For professional services rendered for the audits of our fiscal year 2020 and 2019 annual financial statements, the reviews of our financial statements included in our Quarterly Reports on Form 10-Q, statutory audits of foreign subsidiaries, consultation on accounting matters during fiscal years 2020 and 2019. The audit fees for fiscal year 2020 are estimated. The final amount of the fees for those services may vary from the estimate provided.
(2)	These fees included due diligence procedures.
(3)	These fees were primarily related to consulting in response to U.S. tax reform and foreign compliance and consulting.
(4)	These fees were for online services provided by Ernst & Young LLP.

OTHER MATTERS

The Audit and Compliance Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young LLP. The policy generally requires pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services, up to specified amounts. Pre-approval may also be given as part of the Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Committee’s members, but the decision must be reported to the full Committee at its next scheduled meeting. During fiscal years 2020 and 2019 the Committee did not waive any requirement for pre-approval of any services by Ernst & Young LLP. The Committee approved all auditor services and fees as required by laws in effect at the time the services were commenced.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      Documents filed as part of the Original Filing:

(1)	The following consolidated financial statements of Cubic Corporation, as referenced in Item 8 of the Original Filing:

Consolidated Statements of Operations Years ended September 30, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income Years ended September 30, 2020, 2019 and 2018

Consolidated Balance Sheets September 30, 2020 and 2019

Consolidated Statements of Cash Flows Years ended September 30, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity Years ended September 30, 2020, 2019 and 2018

Notes to Consolidated Financial Statements September 30, 2020

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

4.3˄	Description of Securities.

10.1*	Amended and Restated Cubic Corporation 2015 Incentive Award Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A, filed January 18, 2019, File No. 001 08931.
10.2*	Cubic Corporation Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed January 13, 2015, File No. 001-08931.
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

10.18

Participation Agreement, dated as of February 5, 2019, by and among Cubic Corporation and Bankers Commercial Corporation, MUFG Bank, LTD and MUFG Union Bank, N.A. Incorporated by reference to Form 10-Q for the quarter ended March 31, 2019, File No. 001-08931, Exhibit 10.6.

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

21.1˄	List of Subsidiaries.
23.1˄	Consent of Independent Registered Public Accounting Firm.
31.1˄	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2˄	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1˄	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2˄	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101˄

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

*  Indicates management contract or compensatory plan or arrangement.

˄  Previously filed as an exhibit with the Original Filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

(Registrant)	CUBIC CORPORATION

1/28/2021	/s/ Bradley H. Feldmann
Date	BRADLEY H. FELDMANN,
Chairman, President & Chief Executive Officer