Form 10-Q
period 2020-12-31
CUBIC CORP /DE/
filed 2021-02-08
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of January 21, 2021, there were 31,834,085 shares of the registrant’s common stock, no par value, issued and outstanding (after deducting 8,945,300 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2020	2019
Net sales:
Products	$181,489	$200,604
Services	137,305	128,235
	318,794	328,839
Costs and expenses:
Products	138,019	166,843
Services	83,430	82,648
Selling, general and administrative expenses	63,660	65,915
Research and development	12,146	8,422
Amortization of purchased intangibles	16,107	10,089
Gain on sale of property, plant and equipment	—	(170)
Restructuring costs	4,135	1,575
	317,497	335,322

Operating income (loss)	1,297	(6,483)

Other income (expenses):
Interest and dividend income	1,789	2,218
Interest expense	(8,171)	(5,363)
Other income (expense), net	1,296	(127)

Loss from continuing operations before income taxes	(3,789)	(9,755)

Income tax provision	3,489	6,246

Loss from continuing operations	(7,278)	(16,001)
Net loss from discontinued operations	—	(584)
Net loss	(7,278)	(16,585)

Less noncontrolling interest in net income of VIE	5,717	3,990

Net loss attributable to Cubic	$(12,995)	$(20,575)

Amounts attributable to Cubic:
Net loss from continuing operations	$(12,995)	$(19,991)
Net loss from discontinued operations	—	(584)
Net loss attributable to Cubic	$(12,995)	$(20,575)

Net loss per share:
Basic
Continuing operations attributable to Cubic	$(0.41)	$(0.64)
Discontinued operations	$—	$(0.02)
Basic earnings per share attributable to Cubic	$(0.41)	$(0.66)

Diluted
Continuing operations attributable to Cubic	$(0.41)	$(0.64)
Discontinued operations	$—	$(0.02)
Diluted earnings per share attributable to Cubic	$(0.41)	$(0.66)

Weighted average shares used in per share calculations:
Basic	31,562	31,273
Diluted	31,562	31,273

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	December 31,
	2020	2019
Net loss	$(7,278)	$(16,585)
Other comprehensive income (loss):
Foreign currency translation	11,537	10,480
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(45)	(1,185)
Adjustment for net gains/losses realized and included in net income, net of tax	(185)	49
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	(230)	(1,136)
Total other comprehensive income	11,307	9,344
Total comprehensive income (loss)	4,029	(7,241)
Noncontrolling interest in comprehensive income of consolidated VIE, net of tax	5,717	3,990
Comprehensive loss attributable to Cubic, net of tax	$(1,688)	$(11,231)

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands)

	December 31,	September 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$112,451	$128,619
Cash of consolidated VIE	1,337	1,065
Restricted cash	29,610	25,478
Restricted cash of consolidated VIE	3,822	1,822
Accounts receivable:
Billed	98,116	161,473
Allowance for doubtful accounts	(1,359)	(1,498)
	96,757	159,975

Contract assets	288,256	268,773
Recoverable income taxes	17,707	17,434
Inventories	130,865	127,251
Other current assets	38,389	32,626
Other current assets of consolidated VIE	34	31
Total current assets	719,228	763,074

Long-term contracts financing receivables	65,738	64,642
Long-term contracts financing receivables of consolidated VIE	241,814	221,245
Property, plant and equipment, net	165,576	166,301
Operating lease right-of-use asset	84,646	87,167
Deferred income taxes	5,599	4,790
Goodwill	787,741	784,882
Purchased intangibles, net	194,467	210,361
Other assets	34,789	21,759
Total assets	$2,299,598	$2,324,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$207,040	$215,716
Trade accounts payable	106,410	156,953
Trade accounts payable of consolidated VIE	23	49
Contract liabilities	80,429	75,546
Accrued compensation and current liabilities	124,233	126,388
Other current liabilities of consolidated VIE	100	85
Income taxes payable	1,116	799
Current portion of long-term debt	11,250	11,250
Total current liabilities	530,601	586,786

Long-term debt	428,143	430,115
Long-term debt of consolidated VIE	187,688	163,348
Operating lease liability	78,616	80,568
Financing lease liability	10,386	395
Other noncurrent liabilities	67,648	68,939
Other noncurrent liabilities of consolidated VIE	2,638	5,890

Shareholders’ equity:
Common stock	297,655	295,986
Retained earnings	837,477	850,472
Accumulated other comprehensive loss	(138,296)	(149,603)
Treasury stock at cost - 8,945 shares	(36,078)	(36,078)
Shareholders’ equity related to Cubic	960,758	960,777
Noncontrolling interest in VIE	33,120	27,403
Total shareholders’ equity	993,878	988,180
Total liabilities and shareholders’ equity	$2,299,598	$2,324,221

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended
	December 31,
	2020	2019
Operating Activities:
Net loss	$(7,278)	$(16,585)
Net loss from discontinued operations	—	584
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,661	16,950
Share-based compensation expense	4,679	4,477
Change in fair value of contingent consideration	(576)	(3,005)
Change in fair value of interest rate swap of consolidated VIE	(3,252)	(4,337)
Deferred income taxes	(1,138)	993
Other items	3,611	4,295
Changes in operating assets and liabilities, net of effects from acquisitions	(42,877)	(50,934)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(22,170)	(47,562)
NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	(44)
NET CASH USED IN OPERATING ACTIVITIES	(22,170)	(47,606)

Investing Activities:
Purchases of property, plant and equipment	(6,664)	(11,833)
Receipt of withheld proceeds from sale of trade receivables	1,842	5,521
NET CASH USED IN INVESTING ACTIVITIES	(4,822)	(6,312)

Financing Activities:
Proceeds from short-term borrowings	81,858	157,500
Principal payments on short-term borrowings	(90,690)	(126,500)
Principal payments on long-term borrowings	(1,972)	—
Proceeds from long-term borrowings of consolidated VIE	22,534	20,186
Principal payments on finance lease liability	(18)	—
Proceeds from stock issued under employee stock purchase plan	—	1,169
Purchase of common stock	(3,010)	(3,621)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,702	48,734

Effect of exchange rates on cash	8,526	4,021

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,764)	(1,163)

Cash, cash equivalents and restricted cash at the beginning of the period	156,984	95,621

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$147,220	$94,458

Supplemental disclosure of non-cash investing and financing activities:
Withheld proceeds from the sale of trade receivables to be received in fiscal 2021	640	—

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except per share data)

	For the Three Months Ended December 31, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2020	$295,986	$850,472	$(149,603)	$(36,078)	$27,403	31,329

Net income (loss)	—	(12,995)	—	—	5,717	—
Other comprehensive income, net of tax	—	—	11,307	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	547
Purchase of common stock	(3,010)	—	—	—	—	(66)
Share-based compensation	4,679	—	—	—	—	—

December 31, 2020	$297,655	$837,477	$(138,296)	$(36,078)	$33,120	31,810

	For the Three Months Ended December 31, 2019
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2019	$274,472	$862,948	$(139,693)	$(36,078)	$18,919	31,178

Net income (loss)	—	(20,575)	—	—	3,990	—
Other comprehensive income, net of tax	—	—	9,344	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	149
Stock issued under employee stock purchase plan	1,169	—	—	—	—	—
Purchase of common stock	(3,621)	—	—	—	—	(53)
Share-based compensation	4,477	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—

December 31, 2019	$276,497	$841,549	$(130,349)	$(36,078)	$22,909	31,274

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2020

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended December 31, 2020 are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2021 (“fiscal 2021”). For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“fiscal 2020”).

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As described in Note 14, we concluded that the combination of our legacy Cubic Mission Solutions (“CMS”) and our legacy Cubic Global Defense (“CGD”) segments into our new Cubic Mission and Performance Solutions (“CMPS”) segment resulted in CMPS becoming a single operating segment beginning on October 1, 2020. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We adopted ASU 2016-13 on October 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard removes the second step of the goodwill impairment test, where a determination of the fair value of individual assets and liabilities of a reporting unit was needed to measure the goodwill impairment. Under this updated standard, goodwill impairment will now be the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 on October 1, 2020. The adoption of ASU 2017-04 did not have an impact on our consolidated financial statements and would only have the potential to impact the amount of goodwill impairment recorded in the event that goodwill is determined to be impaired in the future.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements on fair value measurements. We adopted ASU 2018-13 on October 1, 2020. The adoption of this standard did not have an impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Defined Benefit Plans - Disclosure Framework (Topic 715), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. We adopted ASU 2018-14 on October 1, 2020. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Subtopic 350-24), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 on October 1, 2020. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

PIXIA Corp.

On June 27, 2019, we paid cash of $50.0 million to purchase 20% of the outstanding shares of PIXIA Corp. (“Pixia”), a provider of high-performance advanced data indexing, warehousing, processing and dissemination software solutions for large volumes of imagery data within traditional or cloud-based architectures. On January 3, 2020, we completed the purchase of the remaining 80% of Pixia’s issued and outstanding shares of capital stock for aggregate consideration consisting of $197.8 million in net cash, resulting in our ownership of all of Pixia’s issued and outstanding shares of capital stock. The acquisition was financed primarily with proceeds from draws on our line of credit.

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

The goodwill resulting from the acquisition consists primarily of the synergies expected from combining the operations of Pixia with our existing CMPS business and strengthening our capability of developing and integrating products in our CMPS portfolio. The goodwill also includes the value of the assembled workforce that became our employees following the close of the acquisition. The amount recorded as goodwill is allocated to our CMPS segment and is not expected to be deductible for tax purposes.

Delerrok Inc.

In fiscal 2018 and 2019 we invested a total of $8.3 million to purchase 17.5% of the outstanding shares of common stock of Delerrok Inc. (“Delerrok”), a private technology company based in Vista, California, that specializes in electronic fare collection systems for the mid-market. On January 3, 2020, we completed the purchase of the remaining 82.5% of Delerrok’s outstanding shares of common stock for aggregate consideration consisting of $36.8 million, resulting in our ownership of all of Delerrok’s shares of common stock. Prior to January 3, 2020, we accounted for our investment in Delerrok using the cost method of accounting. We began consolidating Delerrok in our financial statements effective January 3, 2020. The acquisition-date fair value of consideration is $45.1 million and is comprised of total cash paid of $43.5 million plus the fair value of contingent consideration of $1.6 million. The acquisition was financed primarily with proceeds from draws on our line of credit.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Technology	$14.9
Trade name	0.9
Accounts receivable	0.9
Other net assets acquired (liabilities assumed)	(0.3)
Deferred tax liability	(1.7)
Net identifiable assets acquired	14.7
Goodwill	30.4
Net assets acquired	$45.1

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

Operating Results

The sales and results of operations from Delerrok and Pixia included in our operating results were as follows (in millions):

	Three Months Ended
	December 31, 2020
	Delerrok	Pixia
Sales	$0.3	$2.3
Operating loss	(1.1)	(8.0)
Net loss after taxes	(1.1)	(8.0)

The operating results above included the following amounts (in millions):

	Three Months Ended
	December 31, 2020
	Delerrok	Pixia
Amortization	$0.4	$7.2
Acquisition-related expenses	0.4	0.5
Gain from changes in fair value of contingent consideration	(0.9)	—

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions are as follows (in millions):

Year Ending September 30,	Delerrok	Pixia
2021	$1.7	$28.7
2022	1.6	12.7
2023	1.6	7.3
2024	1.6	7.3
2025	1.6	7.3
Thereafter	6.4	3.2

Pro Forma Information

The following unaudited pro forma information presents our consolidated results of operations as if Pixia and Delerrok had been included in our consolidated results since October 1, 2019 (in millions):

	Three Months Ended
	December 31,
	2020	2019
Net sales	$318.8	$333.1
Net loss	$(13.0)	$(28.8)

The pro forma information includes adjustments to give effect to events that are directly attributable to the acquisitions and have a continuing impact on our operations including the amortization of purchased intangibles. No adjustments were made for transaction expenses, other items that do not reflect ongoing operations or for operating efficiencies or synergies. The pro forma financial information is not necessarily indicative of what the consolidated financial results of our operations would have been had the acquisitions been completed on October 1, 2019, and it does not purport to project our future operating results.

Goodwill

Changes in goodwill for the three months ended December 31, 2020 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission
	Systems	Performance Solutions	Total

Net balances at October 1, 2020	$287,668	$497,214	$784,882
Acquisitions	(260)	—	(260)
Foreign currency exchange rate changes	2,229	890	3,119
Net balances at December 31, 2020	$289,637	$498,104	$787,741

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

We complete our annual goodwill impairment test each year as of July 1 separately for each of our reporting units.

For our fiscal 2020 impairment test we concluded there was no impairment of goodwill and in the first quarter of fiscal 2021 we concluded that no circumstances were present that required an interim impairment test.

Note 3 – Variable Interest Entities

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), we assess our partnerships and joint ventures at inception, and when there are changes in relevant factors, to determine if they are a variable interest entity (a “VIE”). We consider a partnership or joint venture to be a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing, or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity.

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

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s created a wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston, Massachusetts (the “Original MBTA Contract”). Boston HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”. Based on our assessment under ASC 810, we concluded that Boston OpCo and Boston HoldCo are VIEs and that we are the primary beneficiary of Boston OpCo. Consequently, we have consolidated the financial statements of Boston OpCo. We have concluded that we are not the primary beneficiary of Boston HoldCo, and thus we have not consolidated the financial statements of Boston HoldCo. In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”), which modified certain provisions of the Original MBTA Contract

The Amended MBTA Contract consists of a design and build phase of approximately four years and an operate and maintain phase of approximately twelve years. The design and build phase is planned to be completed in 2024 and the initial operate and maintain phase is expected to commence in December 2021, with full service commencement spanning from 2024 through 2033. Under the Amended MBTA Contract, MBTA will make payments to Boston OpCo consisting of fixed payments of $43.5 million during the design and build phase, fixed payments of $175.8 million at the full service commencement date, fixed payments of $618.0 million during the full service operate and maintain phase, variable payments for incremental transaction-based fees and inflation indexed payments during the operate and maintain phase, and payment adjustments for any performance penalties incurred by Boston OpCo during the project.

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

Upon creation of the P3 Venture and upon execution of the Amended MBTA Contract, John Laing made loans to Boston HoldCo totaling $26.2 million in the form of bridge loans that are intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made corresponding equity contributions to Boston OpCo in the same amounts which are included within equity of noncontrolling interest in the VIE in our consolidated financial statements. Also, we issued a letter of credit for $2.9 million to Boston HoldCo in accordance with our equity funding responsibilities. Boston HoldCo is able to draw on this letter of credit in certain liquidity instances, but no amounts have been drawn through December 31, 2020.

In connection with the execution of the Amended MBTA Contract, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility. Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase of the Amended MBTA Contract. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0%. Boston OpCo incurred debt issuance and modification costs of $9.2 million during fiscal 2020 in connection with the Boston OpCo Amended Credit Agreement and these fees are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. Unamortized deferred financing costs are netted against long-term debt and amounted to $17.0 million and $17.2 million at December 31, 2020 and September 30, 2020, respectively. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase of the Amended MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

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

Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated its existing interest rate swaps and paid termination costs of $34.4 million to the counterparties. Additionally, in connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate the variable interest rate associated with its long-term debt facility. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. Boston OpCo’s interest rate swaps were not designated as effective hedges, and as such unrealized gains (losses) are included in other income (expense), net. At December 31, 2020 and September 30, 2020, the outstanding notional principal amounts on open interest rate swaps were $215.0 million and $194.0 million, respectively. The fair value of Boston OpCo’s interest rate swaps were $2.6 million and $5.9 million at December 31, 2020 and September 30, 2020, respectively, and is recorded as a liability in other noncurrent liabilities in our condensed consolidated balance sheets. As a result of changes in the fair value of its interest rate swaps, Boston OpCo recognized gains of $3.3 million, and $4.3 million for the three months ended December 31, 2020 and 2019, respectively. See Note 7 for a description of the measurement of fair value of derivative financial instruments, including Boston OpCo’s interest rate swaps.

Boston OpCo holds a restricted cash balance which is required by the Amended MBTA Contract to allow for the delivery of future change orders directed by MBTA.

The assets and liabilities of Boston OpCo that are included in our condensed consolidated balance sheets are as follows:

	December 31,	September 30,
	2020	2020

	(in thousands)
Cash	$1,337	$1,065
Restricted cash	3,822	1,822
Other current assets	34	31
Long-term contracts financing receivable	241,814	221,245
Total assets	$247,007	$224,163

Trade accounts payable	$23	$49
Accrued compensation and other current liabilities	100	85
Due to Cubic	22,674	27,259
Other noncurrent liabilities	2,638	5,890
Long-term debt	187,688	163,348
Total liabilities	$213,123	$196,631
Total Cubic equity	764	129
Noncontrolling interests	33,120	27,403
Total liabilities and owners' equity	$247,007	$224,163

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

Boston OpCo’s results of operations included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	December 31,
	2020	2019
Revenue	$4,021	$1,245
Operating income	3,717	972
Other income (expense), net	3,252	3,071
Interest income	1,373	1,553
Interest expense	(1,989)	(1,159)

Note 4 — Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers.

Contract Estimates: Use of the cost-to-cost or other similar methods of revenue recognition requires us to make reasonably dependable estimates regarding the revenue and cost associated with the design, manufacture and delivery of our products and services. Revisions or adjustments to estimates of the transaction price, estimated costs at completion and estimated profit or loss of a performance obligation are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit or loss estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, and in some cases result in liabilities to complete contracts in a loss position. The aggregate impact of net changes in contract estimates are presented in the table below (amounts in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2020	2019
Operating income (loss)	$1,338	$(6,168)
Net income (loss) from continuing operations	1,059	(5,762)
Net income (loss) from continuing operations attributable to Cubic	970	(5,762)
Diluted income (loss) per share attributable to Cubic	0.03	(0.18)

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of December 31, 2020, our ending backlog was $3.681 billion, compared to $3.667 billion at September 30, 2020. We expect to recognize approximately 30% of our December 31, 2020 backlog over the next 12 months as revenue, and approximately 45% over the next 24 months, with the remainder recognized thereafter.

Accounts Receivable:

The components of accounts receivable are as follows (in thousands):

	December 31,	September 30,
	2020	2020

Accounts receivable
Billed	$98,116	$161,473
Allowance for doubtful accounts	(1,359)	(1,498)
Net accounts receivable	$96,757	$159,975

Amounts billed include $26.4 million and $82.2 million due on U.S. federal government contracts at December 31, 2020 and September 30, 2020, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of December 31, 2020 and September 30, 2020, we sold $6.4 million and $18.4 million, respectively, of outstanding trade receivables to financial institutions. During the three months ended December 31, 2020, we received $1.8 million related to withheld proceeds from receivables we sold as of September 30, 2020, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

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

	December 31,	September 30,
	2020	2020

Contract assets	$288,256	$268,773
Contract liabilities	$80,429	$75,546

Contract assets increased $19.5 million during the three months ended December 31, 2020, due to revenue recognized in excess of billings related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the three months ended December 31, 2020.

Contract liabilities increased $4.9 million during the three months ended December 31, 2020, due to payments received in excess of revenue recognized on these performance obligations. During the three months ended December 31, 2020, we recognized $26.7 million of our contract liabilities at September 30, 2020 as revenue. We expect our contract liabilities to be recognized as revenue over the next 24 months.

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

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Three Months Ended
	December 31,
	2020	2019

Weighted average shares - basic	31,562	31,273
Effect of dilutive securities	—	—
Weighted average shares - diluted	31,562	31,273

Number of anti-dilutive securities	1,226	1,112

Note 6 — Balance Sheet Details

Restricted Cash

Cash and cash equivalents excluded $33.4 million and $27.3 million of restricted cash at December 31, 2020 and

September 30, 2020, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Inventories

Inventories consist of the following (in thousands):

	December 31,	September 30,
	2020	2020

Finished products	$18,503	$14,838
Work in process and inventoried costs under long-term contracts	69,347	73,076
Materials and purchased parts	43,015	39,337
Net inventories	$130,865	$127,251

At December 31, 2020, work in process and inventoried costs under long-term contracts included approximately $6.6 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.3 million at September 30, 2020. We believe it is probable that we will recover the costs inventoried at December 31, 2020, plus a profit margin, under contract change orders or awards within the next year.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	December 31,	September 30,
	2020	2020
Land and land improvements	$7,200	$7,423
Buildings and improvements	50,166	49,716
Machinery and other equipment	145,176	132,962
Software	124,753	121,890
Leasehold improvements	23,381	22,295
Construction and internal-use software development in progress	13,853	21,409
Accumulated depreciation and amortization	(198,953)	(189,394)
	$165,576	$166,301

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets and totaled $10.1 million at December 31, 2020 and $9.6 million at September 30, 2020.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities totaled $7.2 million at December 31, 2020 and $6.8 million at September 30, 2020 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands):

	December 31, 2020				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$1,443	$—	$1,443	$—	$1,398	$—	$1,398
Noncurrent derivative assets	—	770	—	770	—	222	—	222
Total assets measured at fair value	$—	$2,213	$—	$2,213	$—	$1,620	$—	$1,620
Liabilities
Current derivative liabilities	—	6,055	—	6,055	—	4,557	—	4,557
Noncurrent derivative liabilities	—	14,013	—	14,013	—	14,070	—	14,070
Contingent consideration to seller of H4 Global	—	—	1,296	1,296	—	—	1,148	1,148
Contingent consideration to seller of Deltenna	—	—	3,180	3,180	—	—	3,004	3,004
Contingent consideration to seller of Shield	—	—	5,566	5,566	—	—	5,566	5,566
Contingent consideration to seller of Delerrok	—	—	—	—	—	—	900	900
Total liabilities measured at fair value	$—	$20,068	$10,042	$30,110	$—	$18,627	$10,618	$29,245

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

At December 31, 2020, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

H4 Global: A payment of $1.3 million was made in January 2021 based on a percentage of the value of H4 contracts entered into from October 1, 2015 through September 30, 2020.

Deltenna: Payments of up to $7.4 million if Deltenna meets certain sales goals from the date of acquisition through September 30, 2022. The fair value of the contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon an analysis of comparable public companies and was 52% as of December 31, 2020 and September 30, 2020. The selected discount rate was 10.5% as of December 31, 2020 and September 30, 2020.

Shield: Payments of up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates, risk adjustment factors and volatility. The volatility and revenue risk adjustment factors were determined based on an analysis of publicly traded comparable companies and as of December 31, 2020 and September 30, 2020 were 31% and 16%, respectively. The selected discount rate was based primarily on an analysis of publicly traded comparable companies and was 5.7% at December 31, 2020 and September 30, 2020.

Nuvotronics: Payments of up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12-month periods ending on each of December 31, 2020 and December 31, 2021. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. As of December 31, 2020, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit amounts were below the payout thresholds.

Delerrok: As of December 31, 2020, the value of the Delerrok contingent consideration was determined to be zero as its sales amount were below the payout threshold for the measurement period that lapsed on December 31, 2020.

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

As of December 31, 2020, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Delerrok	Total
Balance as of September 30, 2020	$1,148	$3,004	$5,566	$—	$900	$10,618
Total remeasurement (gain) loss recognized in earnings	148	176	—	—	(900)	(576)
Balance as of December 31, 2020	$1,296	$3,180	$5,566	$—	$—	$10,042

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our variable rate long-term debt approximates its carrying value at December 31, 2020.

In fiscal 2019 and 2020, we invested $5.0 million and $1.2 million, respectively, in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the funds operating loss was $0.1 million for the three-months ended December 31, 2020, and is included in other income (expense), net in our Condensed Consolidated Statements of Operations. Our share of the fund’s operating results was not material for the three-months ended December 31, 2019. Our investment balance is included within other assets in our Condensed Consolidated Statements of Operations and amounted to $5.5 million and $5.6 million as of December 31, 2020 and September 30, 2020, respectively.

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the first quarter of fiscal 2021 or fiscal 2020 other than assets and liabilities acquired in business acquisitions described in Note 2 and the RSUs that contain performance and market-based vesting criteria described in Note 11.

Note 8 — Financing Arrangements

On March 27, 2020, we executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At December 31, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.95%. The Credit Facility is unsecured, but it is guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of December 31, 2020 have an interest rate of approximately 2.49% and outstanding notional principal amounts of $500.0 million. See Note 7 for a description of the measurement of fair value of our derivative financial instruments.

Debt issuance and modification costs of $3.4 million were incurred in connection with the execution of the Credit Facility and are classified as a reduction to the related liability on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At December 31, 2020, our total debt issuance costs for our Term Loan and Revolving Line of Credit had an unamortized balance of $5.2 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of December 31, 2020, there were $441.6 million of borrowings under the Term Loan and $207.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.6 million at December 31, 2020, which reduced our available line of credit to $548.4 million. The $94.6 million of letters of credit includes both financial letters of credit and performance guarantees.

As of December 31, 2020, we had letters of credit and bank guarantees outstanding totaling $101.2 million, which includes the $94.6 million of letters of credit issued under the Revolving Line of Credit and $6.6 million of letters of credit issued under other facilities. The $101.2 million of letters of credit and bank guarantees includes $97.5 million that guarantees either our performance or customer advances under certain contracts and $3.7 million of financial letters of credit that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. We also use surety bonds as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom for up to £15.0 million British Pounds (equivalent to approximately $20.5 million at December 31, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At December 31, 2020, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2020 was $29.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility.

Our self-insurance arrangements are limited to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Self-insurance liabilities included in accrued compensation and current liabilities in our Condensed Consolidated Balance Sheets amounted to $5.1 million at December 31, 2020 and September 30, 2020.

Note 9 — Leases

Our primary involvement with leases is as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating and financing leases expire at various dates through 2032 and 2025, respectively, without taking into consideration available renewal options, and many such leases require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

Our right-of-use assets for operating leases are included in operating lease right-of-use-assets and our right-of-use assets for financing leases are included in other assets on our Condensed Consolidated Balance Sheets. Our lease liabilities for operating and financing leases are included in other current liabilities for the current portion and separately in operating and financing lease liabilities for the long-term portion. We use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in costs and expenses in our consolidated statements of operations. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. Our finance lease expense consists of amortization of the right-of-use asset and interest expense. Amortization expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses in our consolidated statement of operations. Interest expense is calculated using the effective interest method and is included in interest expense in our consolidated statement of operations. We also sublease certain immaterial properties and sublease income is included as a reduction of rental expense.

The following tables present our operating and finance leases, related lease expenses and other information (dollars in millions):

Operating Lease Portfolio

	December 31,	September 30,
	2020	2020
Right-of-use assets	$84.6	$87.2
Short-term lease liability	15.7	16.8
Long-term lease liability	78.6	80.6
Weighted average remaining lease term	7.4 years	7.6 years
Weighted average discount rate	3.0%	3.0%

Finance Lease Portfolio

	December 31,	September 30,
	2020	2020
Right-of-use assets	$13.2	$0.5
Short-term lease liability	2.8	0.2
Long-term lease liability	10.4	0.4
Weighted average remaining lease term	4.9 years	2.4 years
Weighted average discount rate	1.75%	1.7%

Lease Expense

	Three Months Ended
	December 31,
	2020	2019
Lease Expense
Operating lease expense	$4.9	$4.6
Finance lease expense
Amortization of right-of-use asset	0.1	—
Interest on lease liabilities	—	—
Short-term lease expense	—	0.4
Variable lease expense	0.9	1.1
Total lease expense	$5.9	$6.1

Other Information

	Three Months Ended
	December 31,
	2020	2019
Cash paid related to lease liabilities
Finance lease - cash paid for interest	$—	$—
Operating lease - cash paid for fixed payments	4.8	4.5
Finance lease - cash paid for finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new finance lease liabilities	12.6	—
Right-of-use assets obtained in exchange for new operating lease liabilities	0.2	9.6

Maturities of Lease Liabilities

Our future minimum lease commitments of our operating and finance leases on an undiscounted basis, reconciled to the lease liability at December 31, 2020 were as follows (in millions):

	Financing	Operating
2021	$2.9	$12.8
2022	2.9	16.3
2023	2.7	14.2
2024	2.7	13.4
2025	2.6	11.1
Thereafter	—	37.9
Total lease payments	13.8	105.7
Less: imputed interest	(0.6)	(11.4)
Present value of lease liabilities	$13.2	$94.3

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution owns the buildings and we acted as the construction agent. We began leasing the real property for a term of five years upon the completion of the buildings in December 2020, which is reflected in our finance lease right-of-use assets and finance lease liabilities presented above. The terms of these agreements include provisions that require or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of December 31, 2020, we were in compliance with all covenants included in these agreements.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	December 31,
	2020	2019
Service cost	$158	$165
Interest cost	1,333	1,531
Expected return on plan assets	(2,649)	(2,946)
Amortization of actuarial loss	1,140	1,001
Administrative expenses	89	86
Net pension cost (benefit)	$71	$(163)

Note 11 - Shareholders’ Equity

Long-Term Equity Incentive Plan

Under our long-term equity incentive plan, we have provided participants with three general categories of grant awards: (a) RSUs with time-based vesting, (b) RSUs with performance-based vesting, and (c) RSUs with performance and market-based vesting.

Each RSU with time-based vesting or performance-based vesting represents a contingent right to receive one share of our common stock. Each RSU with performance and market-based vesting represents a contingent right to receive up to 1.25 shares of our common stock. Dividend equivalent rights accrue with respect to the RSUs as dividends are paid on shares of our common stock and vest proportionately with the RSUs to which they relate. Participants receive the full benefit of the underlying common stock upon vesting.

Time-based RSUs granted prior to fiscal 2020 generally vest in four equal installments on each of the four October 1 dates following the grant date, subject to the recipient’s continued service with the Company through such vesting date. Time-based RSUs granted in fiscal 2020 and 2021 generally vest in three equal installments on each of the three October 1 dates following the grant date, subject to the recipient’s continued service with the Company through such vesting date.

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

The performance- and market-based RSUs granted to participants vest over three-year performance periods based on our achievement of revenue growth targets and earnings growth targets subject to the recipient’s continued service with the Company through the end of the respective performance periods. For these RSUs, the relative total stock return (“TSR”) for shares of our common stock as compared to the Russell 2000 Index (the “Index”) over the performance period will result in a multiplier for the number of RSUs that will vest. If the TSR performance exceeds the performance of the Index based on a scale established by the Compensation Committee, the multiplier will result in up to an additional 25% of RSUs vesting at the end of the performance period. If the TSR performance is below the performance of the Index based on a scale established by the Compensation Committee, the multiplier would result in a reduction of up to 25% of these RSUs vesting at the end of the performance period. For the performance- and market-based RSUs granted in fiscal 2020 and 2021, if our absolute TSR is negative for the three-year performance period, the TSR multiplier shall not exceed 100%, regardless of the performance relative to the Index.

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

The grant date fair value of each RSU with performance and market-based vesting was calculated using a Monte Carlo simulation valuation method. Under this method, the prices of the Index and shares of our common stock were simulated through the end of the performance period. The correlation matrix between shares of our common stock and the Index as well as the corresponding return volatilities were developed based upon an analysis of historical data. The following tables include the assumptions used for the valuation of the RSUs with performance and market-based vesting that were granted during fiscal 2019, 2020 and 2021:

RSUs granted during fiscal 2021

Valuation Date	November 17, 2020
Grant date fair value per RSU	$57.71
Performance period begins	October 1, 2020
Performance period ends	September 30, 2023
Risk-free interest rate	0.2%
Expected volatility	50%

RSUs granted during fiscal 2020

Valuation Date	September 17, 2020
Grant date fair value per RSU	$41.13
Performance period begins	October 1, 2019
Performance period ends	September 30, 2022
Risk-free interest rate	0.1%
Expected volatility	52%

At December 31, 2020, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 456,011 RSUs with time-based vesting, and 400,878 RSUs with performance- and market-based vesting.

The following table summarizes our RSU activity:

	Unvested RSUs with Time-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	554,423	$58.54
Granted	234,899	60.99
Vested	(226,934)	58.34
Forfeited	(11,147)	59.85
Unvested at December 31, 2020	551,241	$59.64

	Unvested RSUs with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	137,770	$61.40
Granted	—	—
Vested	(110,247)	61.40
Forfeited	(27,523)	61.40
Unvested at December 31, 2020	—	$—

	Unvested RSUs with Performance- and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	471,496	$51.56
Granted	277,250	57.71
Vested	—	—
Forfeited	(11,690)	50.77
Unvested at December 31, 2020	737,056	$53.88

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended
	December 31,
	2020	2019
Cost of sales	$601	$539
Selling, general and administrative	4,078	3,938
	$4,679	$4,477

As of December 31, 2020, there was $59.3 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $50.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all stock-based awards when significant events occur. We consider our historical experience with employee turnover as the basis to arrive at our estimated forfeiture rate. The forfeiture rate was estimated to be 12.5% per year in each of fiscal 2020 and fiscal 2021. To the extent the actual forfeiture rate is different from what we have estimated, compensation expense related to these awards will be different from our expectations.

Note 12 – Income Taxes

The quarterly forecast of our annual effective tax rate is impacted by numerous factors including income fluctuations by tax jurisdiction throughout the year, the level of intercompany transactions, applicability of new tax regimes and the impact of acquisitions. For the three-month period ended December 31, 2020, we concluded it is more appropriate to determine income tax expense for the period using a blend of the discrete effective tax rate method for U.S. operations and the estimated annual effective tax rate method for foreign operations.

The income tax expense recognized on the pre-tax loss from continuing operations for the three months ended December 31, 2020 resulted in tax expense of $3.5 million, or negative 92% effective tax rate, as compared to tax expense of $6.2 million, or negative 64% effective tax rate, for the three month ended December 31, 2019. The variability in tax expense and effective tax rates relates to the difference in jurisdictional mix of earnings and discrete impacts related to current year changes to the existing U.S. deferred tax valuation allowance.

Note 13 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates, we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to five years. We do not use any derivative financial instruments for trading or other speculative purposes.

The following table shows the notional principal amounts of our outstanding derivative instruments as of December 31, 2020 and September 30, 2020 (in thousands):

	Notional Principal
	December 31, 2020	September 30, 2020
Instruments receiving hedge accounting treatment:
Foreign currency forwards	$118,922	$92,931
Interest rate swaps	595,000	595,000

Instruments not receiving hedge accounting treatment:
Foreign currency forwards	$4,842	$4,298

Included in the amounts not receiving hedge accounting treatment at December 31, 2020 and September 30, 2020 were foreign currency forwards with notional principal amounts of $4.8 million and $4.3 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. These foreign currency forward contracts resulted in unrealized gains of $0.8 million for both of the three months ended December 31, 2020 and 2019. Unrealized gains or losses are included in other income (expense), net in our condensed consolidated statements of operations.

We hold pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the lease obligations for our two new buildings located on our existing corporate campus. At December 31, 2020 and September 30, 2020, the outstanding notional principal amounts on these interest rate swaps were $95.0 million which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). As a result of changes in the fair value of the interest rate swaps, unrealized gains were $0.1 million and unrealized losses were $1.4 million for the three months ended December 31, 2020, and 2019, respectively.

In April 2020, we entered into interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the Credit Facility. At December 31, 2020 and September 30, 2020, the interest rate swaps contain outstanding notional principal amounts of $500.0 million and were designated as effective cash flow hedges, and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized gains as a result of changes in the fair value of the interest rate swaps were $1.0 million for the three months ended December 31, 2020.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material as of December 31, 2020 and September 30, 2020. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of December 31, 2020 or September 30, 2020.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the condensed consolidated balance sheets (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2020	September 30, 2020
Asset derivatives:
Foreign currency forwards	Other current assets	$1,443	$1,398
Foreign currency forwards	Other assets	770	222
Total		$2,213	$1,620
Liability derivatives:
Foreign currency forwards	Accrued compensation and current liabilities	$6,055	$4,557
Foreign currency forwards	Other noncurrent liabilities	1,968	866
Interest rate swaps	Other noncurrent liabilities	12,045	13,204
Total		$20,068	$18,627

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

	Three Months Ended
	December 31, 2020		December 31, 2019
	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(1,100)	$255	$(1,583)	$(66)
Interest rate swaps	1,159	—	—	—
Total	$59	$255	$(1,583)	$(66)

Foreign currency forwards designated as accounting hedges had realized gains of $0.2 million for the three-months ended December 31, 2020. The amount of realized gains were immaterial for the three-months ended December 31, 2019.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three-months ended December 31, 2020 or 2019. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $3.3 million, net of income taxes.

Note 14 — Segment Information

We define our operating segments and reportable segments based on the way our Chief Executive Officer, who we have concluded is our chief operating decision maker, manages our operations for purposes of allocating resources and assessing performance and we continually reassess our operating segment and reportable segment designation based upon these criteria. In August 2020, we implemented a plan to realign and combine our legacy CMS and CGD segments into our new CMPS segment. At September 30, 2020, we concluded that CMS and CGD remained separate operating segments based upon factors including the nature of information presented to our chief executive officer and Board of Directors and the consequential level at which certain resource allocations and performance assessments were made. In the first quarter of fiscal 2021, we began providing financial information to our chief executive officer and Board of Directors at the CMPS level, which allowed resource allocation decisions and performance assessments to be made at that level. As such, we concluded that CMPS became an operating segment beginning on October 1, 2020. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

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

Business segment financial data is as follows (in millions):

	Three Months Ended
	December 31,
	2020	2019
Sales:
Cubic Transportation Systems	$197.1	$188.6
Cubic Mission and Performance Solutions	121.7	140.2
Total sales	$318.8	$328.8

Operating income (loss):
Cubic Transportation Systems	$31.7	$14.3
Cubic Mission and Performance Solutions	(16.5)	(8.6)
Unallocated corporate expenses	(13.9)	(12.2)
Total operating income (loss)	$1.3	$(6.5)

Depreciation and amortization:
Cubic Transportation Systems	$7.5	$7.1
Cubic Mission and Performance Solutions	15.1	9.2
Corporate	2.1	0.7
Total depreciation and amortization	$24.7	$17.0

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors can affect the nature, amount, timing and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended December 31, 2020
	CTS	CMPS	Total

United States	$111.9	$80.3	$192.2
United Kingdom	47.9	8.0	55.9
Australia	29.1	9.6	38.7
Far East/Middle East	1.0	15.8	16.8
Other	7.2	8.0	15.2
Total sales	$197.1	$121.7	$318.8

	Three months ended December 31, 2019
	CTS	CMPS	Total

United States	$96.7	$79.0	$175.7
United Kingdom	47.6	4.5	52.1
Australia	36.4	7.8	44.2
Far East/Middle East	1.3	36.7	38.0
Other	6.6	12.2	18.8
Total sales	$188.6	$140.2	$328.8

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended December 31, 2020
	CTS	CMPS	Total

U.S. Federal Government and State and Local Municipalities	$107.6	$79.3	$186.9
Other	89.5	42.4	131.9
Total sales	$197.1	$121.7	$318.8

	Three months ended December 31, 2019
	CTS	CMPS	Total

U.S. Federal Government and State and Local Municipalities	$93.5	$82.0	$175.5
Other	95.1	58.2	153.3
Total sales	$188.6	$140.2	$328.8

Sales by Contract Type: The vast majority of our contracts are fixed-price type contracts. Sales included in “Other” contract types represent cost-plus and time-and-material type contracts.

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

	Three months ended December 31, 2020
	CTS	CMPS	Total

Fixed Price	$194.4	$101.8	$296.2
Other	2.7	19.9	22.6
Total sales	$197.1	$121.7	$318.8

	Three months ended December 31, 2019
	CTS	CMPS	Total

Fixed Price	$184.5	$124.8	$309.3
Other	4.1	15.4	19.5
Total sales	$188.6	$140.2	$328.8

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended December 31, 2020
	CTS	CMPS	Total

Product	$100.1	$81.4	$181.5
Service	97.0	40.3	137.3
Total sales	$197.1	$121.7	$318.8

	Three months ended December 31, 2019
	CTS	CMPS	Total

Product	$93.4	$107.2	$200.6
Service	95.2	33.0	128.2
Total sales	$188.6	$140.2	$328.8

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

	Three months ended December 31, 2020
	CTS	CMPS	Total

Point in Time	$18.8	$25.0	$43.8
Over Time	178.3	96.7	275.0
Total sales	$197.1	$121.7	$318.8

	Three months ended December 31, 2019
	CTS	CMPS	Total

Point in Time	$17.7	$39.3	$57.0
Over Time	170.9	100.9	271.8
Total sales	$188.6	$140.2	$328.8

Note 15 — Restructuring Costs

In the fourth quarter of fiscal 2020, we announced our NextCUBIC transformation to restructure the way we work and operate as a business. Part of this initiative included establishing a Transformation Office and appointing a Chief Transformation Officer to identify, vet, plan and implement improvement initiatives across Cubic. Coinciding with this initiative, we also announced the combination of CGD and CMS into CMPS. This combination will help us optimize customer access and presence, leverage key enablers across the combined businesses and realize untapped cross-segment technical synergies to capture organizational efficiencies. The significant portion of the costs associated with these restructuring activities are related to consultants that we have engaged in connection with these efforts, and such costs have been recognized by our corporate entity. Other restructuring charges related to headcount reductions initiated to optimize our cost positions. Our NextCUBIC transformation initiatives will continue through fiscal 2021, and our consulting fees that will be incurred in the future are generally contingent upon the achievement of future cost savings, the total expected restructuring costs related to these initiatives cannot currently be estimated.

In the first quarter of fiscal 2021, CMPS also incurred costs related to modifying its go-to market and legal structure in the Middle East. The total cost of these efforts is not expected to be significantly greater than those incurred through December 31, 2020.

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended
	December 31,
	2020	2019
Restructuring costs:
Cubic Transportation Systems	$0.2	0.4
Cubic Mission and Performance Solutions	3.1	0.1
Unallocated corporate expenses	0.8	1.1
Total restructuring costs	$4.1	$1.6

The following table presents a rollforward of our restructuring liability as of December 31, 2020, which is included within accrued compensation and other current liabilities within our condensed consolidated balance sheet (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and Other	Consulting Costs
Balance as of October 1, 2020	$5.2	$0.8
Accrued costs	4.1	—
Cash payments	(5.2)	(0.8)
Balance as of December 31, 2020	$4.1	$—

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

Note 17 — Subsequent Event – Agreement and Plan of Merger

On February 7, 2021, we executed an Agreement and Plan of Merger by and among the Company, Atlas CC Acquisition Corp. and Atlas Merger Sub Inc., pursuant to which the Company will be acquired by Veritas Capital and Evergreen Coast Capital Corporation at a price of $70.00 per outstanding share of common stock of the Company in an all-cash transaction. The transaction is expected to close during the third quarter of fiscal 2021, subject to customary closing conditions, including the receipt of shareholder and regulatory approvals.

There can be no assurance that the transaction will close in the timeframe contemplated or on the terms anticipated, if at all.

CUBIC CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2020

Overview

Cubic Corporation (“we,” “us,” the “Company” and “Cubic”) is a technology-driven, market-leading global provider of innovative, mission-critical solutions that reduce congestion and increase operational readiness and effectiveness through superior situational understanding. Cubic designs, integrates and operates systems, products and services focused in the transportation, command, control, communication, computers, intelligence, surveillance and reconnaissance (“C4ISR”), and training markets. We operate in two reportable business segments: Cubic Transportation Systems (“CTS”) and Cubic Mission and Performance Solutions (“CMPS”).

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

CMPS provides networked C4ISR capabilities for defense, intelligence, security and commercial missions and is a leading provider of live, virtual, constructive and game-based training solutions for the U.S. and allied forces. CMPS’s core competencies include protected wide-band communications for space, aircraft, unmanned aerial vehicle, and terrestrial applications. It provides rugged internet of things cloud solutions, interoperability gateways, and artificial intelligence/machine learning based command and control, intelligence, surveillance and reconnaissance applications for video situational understanding and offers cloud-based platforms designed to manage and share large amounts of imagery data, wide-area motion imagery and geospatial data. It’s LVC training solutions blend virtual and constructive elements into live training to provide the highest fidelity and most threat realistic secure training environments.

We have concluded that the combination of our legacy Cubic Mission Solutions (“CMS”) and our legacy Cubic Global Defense (“CGD”) segments into our new Cubic Mission and Performance Solutions (“CMPS”) segment resulted in CMPS becoming a single operating segment beginning on October 1, 2020. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

The three months ended December 31, 2020 and 2019 represent the first quarters of our fiscal years ending September 30, 2021 (“fiscal 2021”) and September 30, 2020 (“fiscal 2020”), respectively.

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

The vast majority of revenue from our CTS businesses is earned under fixed-price contracts. However, approximately 2% of our annual revenue is directly tied to the level of transit ridership. While transit ridership levels have improved from the lows of the pandemic, they remain significantly below normal levels impacting our transit agency customer’s revenue, with uncertainty surrounding the pace and timing of recovery. While we continue to believe that CTS’s backlog is largely insulated from the impacts of COVID-19 due to the critical service of fare collection, there could be potential delays in the award of new business. While the U.S. National Defense Strategy continues to drive demand, our CMPS business has experienced some delays in timing of orders and shipments due to the COVID-19 pandemic.

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

Consolidated Financial Results

	Three Months Ended
	December 31,
	2020	2019	% Change

	(in millions, except per share data)
Sales	$318.8	$328.8	(3)%
Operating income (loss)	1.3	(6.5)	nm
Net loss from continuing operations attributable to Cubic	(13.0)	(20.0)	35%
Diluted loss per share from continuing operations attributable to Cubic	(0.41)	(0.64)	36%
Adjusted EBITDA	29.7	11.4	161%
Adjusted net income (loss)	11.9	(3.7)	nm
Adjusted EPS	0.38	(0.12)	nm

Note on non-GAAP measures: Throughout the following results of operations discussion, we disclose certain non-U.S. generally accepted accounting principles (“GAAP”) financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. For an explanation and reconciliation of such measures, see the section titled ‘Non-GAAP Financial Information’ below.

Sales: Sales for the first quarter of fiscal 2021 decreased 3% to $318.8 million from $328.8 million in the same period last year. The decrease in sales from CMPS of 13% was partially offset by an increase in sales from CTS of 5%. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a favorable impact on sales of $3.9 million for the first quarter of fiscal 2021 compared to the same period last year. Sales generated by businesses we acquired during fiscal 2020 totaled $2.6 million for the first quarter of fiscal 2021, compared to no sales in the first fiscal quarter of last year.

See the segment discussions below for further analysis of segment sales.

Gross Margin: Our gross margin percentage on product sales increased to 24% in the first quarter of fiscal 2021, as compared to 17% in the same period last year. The increase was primarily due to improved contract performance on a number of CTS design and build contracts and on secure communications contracts at CMPS. Our gross margin percentage on service sales increased to 39% in the first quarter of fiscal 2021, as compared to 36% in the first quarter of last year, driven primarily by the impact of productivity initiatives in CTS.

Selling, General and Administrative: Selling, General and Administrative (“SG&A”) expenses decreased in the first quarter of fiscal 2021 to $63.7 million compared to $65.9 million in the same period last year. As a percentage of sales, SG&A expenses were 20% in both the first quarter of fiscal 2021 and 2020. The decrease in SG&A expense was driven by cost reduction initiatives at both CTS and CMPS.

Restructuring: Restructuring expenses increased to $4.1 million in the first quarter of fiscal 2021 compared to $1.6 million in the same period last year. In the first quarter of fiscal 2021, CMPS also incurred costs related to modifying its go-to market and legal structure in the Middle East.

Research and Development: Internally funded company-sponsored research and development (“R&D”) expenses, as reflected in our Condensed Consolidated Statements of Operations (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q) are as follows (in thousands):

	Three Months Ended
	December 31,
	2020	2019
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$2,664	$1,234
Cubic Mission and Performance Solutions	9,417	6,746
Unallocated corporate expenses	65	442
Total company-sponsored research and development expense	$12,146	$8,422

The increase in Company-sponsored R&D expense in the first quarter of fiscal 2021 was primarily due to the acceleration of work on CMPS secure communication initiatives.

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

	Three Months Ended
	December 31,
	2020	2019
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$13,921	$14,790
Cubic Mission and Performance Solutions	19,473	15,186
Total cost of contract research and development activities	$33,394	$29,976

Amortization of Purchased Intangibles: Amortization of purchased intangibles for the first quarter of fiscal 2021 increased to $16.1 million from $10.1 million in the same period last year. The increase in amortization expense was driven by the completion of our acquisitions of Delerrok and Pixia in January 2020.

Operating Income (Loss): Our operating income increased to $1.3 million in the first quarter of fiscal 2021 compared to an operating loss of $6.5 million in the same period last year. CTS operating income increased to $31.7 million for the first quarter of fiscal 2021 compared to $14.3 million last year primarily due to improved contract performance. This increase was partially offset by an increased operating loss from CMPS of $16.5 million in the first quarter compared to $8.6 million in the same period last year. Our operating results, and particularly the CMPS operating results, were significantly impacted by accounting for businesses acquired in fiscal 2020. On a consolidated basis, the businesses that we acquired during fiscal 2020 had operating losses totaling $9.1 million in the first quarter of fiscal 2021, as compared to no amounts in the same period last year. The operating losses include acquisition-related expenses, including amortization of intangible assets, of $7.6 million in the first quarter of fiscal 2021, as compared to no amounts in the same period last year.

Unallocated corporate and other costs for the first quarter of fiscal 2021 were $13.9 million compared to $12.0 million in the same period last year. The increase was primarily driven by strategic advisory services incurred in the first quarter of fiscal 2021.

The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net favorable impact on operating income in the first quarter of fiscal 2021 of $0.8 million as compared to the same period last year.

See the segment discussions below for further analysis of segment operating income and loss.

Interest and Dividend Income and Interest Expense: Interest and dividend income was $1.8 million in the first quarter of fiscal 2021 compared to $2.2 million in the same period last year. Interest expense was $8.2 million in the first quarter of fiscal 2021 compared to $5.4 million in the same period last year. The increase in interest expense was due to higher average debt balances in the first quarter of fiscal 2021, primarily as a result of the completion of our acquisitions of Pixia and Delerrok in January 2020, as well an increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (“VIE”). The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of such VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Other Income (Expense): Other income (expense) netted to income of $1.3 million in the first quarter of fiscal 2021 compared to expense of $0.1 million in the first quarter of fiscal 2020. Changes in our non-operating expenses are primarily driven by changes in the fair value of an interest rate swap held by our consolidated VIE. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Income Tax Provision:

The income tax expense recognized on pre-tax loss from continuing operations for the three months ended December 31, 2020 resulted in an effective tax rate of negative 92%, which differs from the effective tax rates of 186% and negative 64% for the year ended September 30, 2020 and for the three months ended December 31, 2019, respectively. The variability in effective tax rates primarily relates to the difference in both the level and jurisdictional mix of earnings, discrete impacts related to current year changes to the existing U.S. deferred tax valuation allowance, and the impact of deferred tax liabilities acquired in business combinations.

Our effective tax rate could be affected by, among other factors, the mix of business between U.S. and foreign jurisdictions, the level of intercompany transactions, applicability of changes in U.S. or foreign tax law, the impact of acquisitions, fluctuations in the need for a valuation allowance against deferred tax assets, and our ability to take advantage of available tax attributes. After considering these impacts, we have determined that a reliable estimate of the annual effective tax rate for fiscal 2021 cannot be made.

Net Loss from Continuing Operations attributable to Cubic: Our net loss from continuing operations attributable to Cubic in the first quarter of fiscal 2021 was $13.0 million compared to a loss of $20.0 million in the first quarter of fiscal 2020. The decrease in net loss from continuing operations attributable to Cubic was primarily due to the increase in operating income as described above.

Adjusted EBITDA: Adjusted EBITDA increased to $29.7 million in the first quarter of fiscal 2021 compared to $11.4 million in the same period last year. The increase in Adjusted EBITDA was due to the same factors described above in operating income (loss), but excludes amortization expense, restructuring costs and acquisition-related expenses.

Adjusted Net Income (Loss): Our Adjusted Net Income increased to $11.9 million in the first quarter of fiscal 2021 compared to Adjusted Net Loss of $3.7 million in the same period last year. The increase in Adjusted Net Income was primarily due to the same factors described above in net loss from continuing operations attributable to Cubic, but excludes amortization expense, restructuring costs, acquisition-related expenses and non-operating gains and losses.

Adjusted EPS: Adjusted EPS increased to $0.38 in the first quarter of fiscal 2021 compared to negative $0.12 in the first quarter last year. The changes in Adjusted EPS was due to the same factors that impacted Adjusted Net Income (Loss) noted above.

CTS Segment

	Three Months Ended
	December 31,
	2020	2019	% Change

	(in millions)
Sales	$197.1	$188.6	5%
Operating income	31.7	14.3	122%
Adjusted EBITDA	35.8	22.2	61%

Sales: CTS sales for the first quarter of fiscal 2021 increased 5% to $197.1 million from $188.6 million in the first quarter last year. Sales were higher in the U.S. due to increased work on our system development contracts in Boston, the Bay Area, and Chicago. Sales were lower in Australia due to lower work on our system development contract in Brisbane, and sales were relatively flat in the U.K. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $3.2 million for the first quarter of fiscal 2021, compared to the first quarter last year.

Operating Income: CTS operating income for the first quarter of fiscal 2021 increased 122% to $31.7 million compared to $14.3 million in the first quarter last year. Operating income was higher in the U.S., U.K., and Australia due to increased work and higher profitability on our system development contracts in the U.S. and the impact of cost savings initiatives in all our regions. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.7 million for the first quarter of fiscal 2021 compared to the same period last year.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CTS results amounted to $4.8 million in the first quarter of fiscal 2021 compared to $4.4 million in the first quarter of fiscal 2020. The increase in amortization expense is a result of the amortization of intangible assets acquired in our purchase of Delerrok in January 2020.

Adjusted EBITDA: CTS Adjusted EBITDA increased 61% to $35.8 million in the first quarter of fiscal 2021 compared to $22.2 million in the first quarter of fiscal 2020. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above.

CMPS Segment

	Three Months Ended
	December 31,
	2020	2019	% Change

	(in millions)
Sales	$121.7	$140.2	(13)%
Operating loss	(16.5)	(8.6)	92%
Adjusted EBITDA	2.7	(1.8)	nm

Sales: CMPS sales for the first quarter of fiscal 2021 decreased 13% to $121.7 million from $140.2 million in the first quarter last year. The decrease in sales primarily resulted from reduced work on an air combat training system program in the far east, which was partially offset by higher sales from our C2ISR business. Businesses acquired by CMPS in fiscal 2020 had sales of $2.3 million for the first quarter of fiscal 2021 and had no sales in the first quarter of fiscal 2020.

Operating Loss: The CMPS operating loss for the first quarter of fiscal 2021 increased to $16.5 million compared to an operating loss of $8.6 million in the same period last year. The increase in operating loss was driven by a $3.0 million increase in restructuring expense, a $2.6 million increase in R&D expense, and $8.0 million in operating losses incurred by Pixia in the first quarter of fiscal 2021 driven primarily by $7.2 million of amortization of purchased intangibles and $0.5 million of acquisition-related costs. Partially offsetting these losses were cost saving initiatives that resulted in $4.3 million in reduced SG&A expense as well as an increase in profits on higher sales from our C2ISR business.

Amortization of Purchased Intangibles: Amortization of purchased intangibles included in the CMPS results amounted to $11.3 million in the first quarter of fiscal 2021 compared to $5.7 million in the first quarter of fiscal 2020. The increase in amortization was due to the amortization of purchased intangibles related to our acquisition of Pixia in January 2020.

Adjusted EBITDA: CMPS Adjusted EBITDA was $2.7 million in the first quarter of fiscal 2021 compared to a loss of $1.8 million in the first quarter of fiscal 2020. The change in Adjusted EBITDA was primarily driven by the same factors that drove the change in operating loss described above, excluding amortization of purchased intangibles, acquisition-related expenses, and restructuring expenses.

Backlog

	December 31,	September 30,
	2020	2020

	(in millions)
Total backlog
Cubic Transportation Systems	$3,173.0	$3,139.9
Cubic Mission and Performance Solutions	508.5	527.1
Total	$3,681.5	$3,667.0

Total backlog increased by $14.5 million from September 30, 2020 to December 31, 2020 including the impact of foreign currency exchange rates. Changes in exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar as of December 31, 2020 increased backlog by a net $76.1 million as compared to September 30, 2020.

Reconciliation of Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (“GAAP”), this Quarterly Report on Form 10-Q also contains non-GAAP measures as defined under Regulation G. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted Net Income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, loss on extinguishment of debt, acquisition-related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense (income), acquisition-related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our enterprise resource planning system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and corporate strategic advisory costs.

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

We reconcile Adjusted EBITDA and Adjusted Net Income to GAAP net income, which we consider to be the most directly comparable GAAP financial measure. We reconcile Adjusted EPS to GAAP EPS, which we consider to be the most directly comparable GAAP financial measure. The following tables reconcile these non-GAAP measures to their most directly comparable GAAP financial measure:

Adjusted Net Income and Adjusted EPS Reconciliation

	Three Months Ended
	December 31,
	2020	2019

(in millions, except per share data)
GAAP EPS	$(0.41)	$(0.64)
GAAP Net loss from continuing operations attributable to Cubic	$(13.0)	$(20.0)
Noncontrolling interest in net income of VIE	5.7	4.0
Amortization of purchased intangibles	16.1	10.1
Gain on sale of fixed assets	—	(0.2)
Restructuring costs	4.1	1.6
Acquisition-related expenses (gains), excluding amortization	2.4	(0.7)
Strategic and IT system resource planning expenses	0.6	1.1
Other non-operating expense (income), net	(1.3)	0.1
Noncontrolling interest in Adjusted Net Income of VIE	(2.8)	(1.2)
Tax impact related to acquisitions[1]	0.3	—
Tax impact related to non-GAAP adjustments[2]	(0.2)	1.5
Adjusted Net Income (Loss)	$11.9	$(3.7)
Adjusted EPS	$0.38	$(0.12)

Weighted Average Diluted Shares Outstanding (in thousands)	31,562	31,273

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

	Three Months Ended
(in millions, except margin data)	December 31,
Cubic Transportation Systems	2020	2019
Sales	$197.1	$188.6
Operating income	$31.7	$14.3
Depreciation and amortization	7.5	7.1
Noncontrolling interest in EBITDA of VIE	(3.4)	(0.9)
Acquisition-related expenses (gains), excluding amortization	(0.2)	1.3
Restructuring costs	0.2	0.4
Adjusted EBITDA	$35.8	$22.2
Adjusted EBITDA margin	18.2%	11.8%

	Three Months Ended
	December 31,
Cubic Mission and Performance Solutions	2020	2019
Sales	$121.7	$140.2
Operating loss	$(16.5)	$(8.6)
Depreciation and amortization	15.1	9.2
Acquisition-related expenses (gains), excluding amortization	1.0	(2.2)
Gain on sale of fixed assets	-	(0.2)
Restructuring costs	3.1	-
Adjusted EBITDA	$2.7	$(1.8)
Adjusted EBITDA margin	2.2%	(1.3)%

	Three Months Ended
	December 31,
Cubic Consolidated	2020	2019
Sales	$318.8	$328.8
Net loss from continuing operations attributable to Cubic	$(13.0)	$(20.0)
Noncontrolling interest in net income of VIE	5.7	4.0
Income tax provision	3.5	6.2
Interest expense, net	6.4	3.1
Other non-operating expense (income), net	(1.3)	0.1
Operating income (loss)	$1.3	$(6.5)
Depreciation and amortization	24.7	17.0
Noncontrolling interest in EBITDA of VIE	(3.4)	(0.9)
Acquisition-related expenses (gains), excluding amortization	2.4	(0.7)
Strategic and IT system resource planning expenses	0.6	1.1
Gain on sale of fixed assets	-	(0.2)
Restructuring costs	4.1	1.6
Adjusted EBITDA	$29.7	$11.4
Adjusted EBITDA margin	9.3%	3.5%

Note: Amounts may not sum due to rounding

Liquidity and Capital Resources

Operating activities used cash of $22.2 million for the first quarter of fiscal 2021 primarily due to payments to vendors and contractors for goods and services received related to our significant work on customer contracts in the fourth quarter of fiscal 2020, which was partially offset by increased collections for those goods and services. Our use of cash from operating activities includes cash outflows of $20.3 million from our consolidated VIE. As further described below, our consolidated operating cash flows exclude $19.7 million of cash received by Cubic from our consolidated VIE in the first quarter of fiscal 2021.

Investing activities used cash of $4.8 million for the first quarter of fiscal 2021, including capital expenditures of $6.6 million, partially offset by $1.8 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities under GAAP, as further described below.

Financing activities provided cash of $8.7 million for the first quarter of fiscal 2021 and included net payments of $8.8 million and $2.0 million on short-term and long-term borrowings, respectively. Net long-term borrowings undertaken by our consolidated VIE were $22.5 million for the first quarter of fiscal 2021. See discussion of our consolidated VIE in the section below.

Consolidated Variable Interest Entity

In March 2018, Cubic and John Laing, an unrelated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo created a wholly owned entity, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), which entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston (the “Original MBTA Contract”). In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”) to reset the project and modify certain aspects of the Original MBTA Contract. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”.

We have consolidated Boston OpCo into our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because we consolidate Boston OpCo, any payments from Boston OpCo to Cubic are excluded from our cash flows provided by operating activities, and the cash received by Boston OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities. Boston OpCo’s draws on its non-recourse debt amounted to $22.6 million in the first quarter of fiscal 2021. Payments we received from Boston OpCo that were not included in our cash provided by operating activities totaled $19.7 million in the first quarter of fiscal 2021 and have totaled a cumulative $157.0 million since the inception of our contract with Boston OpCo in March 2018.

In connection with the execution of the Amended MBTA Contract, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility. The long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0%. At December 31, 2020, the outstanding balance on the long-term debt facilities was $204.7 million, which is presented net of unamortized deferred financing costs of $17.0 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries.

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

Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate variable interest rate associated with its long-term debt. At December 31, 2020, the outstanding notional principal amounts on open interest rate swaps were $215.0 million.

Financing Arrangements

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At December 31, 2020, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.95%. The Credit Facility is unsecured, but it is guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of December 31, 2020 have an interest rate of approximately 2.49% and outstanding notional principal amounts of $500.0 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of December 31, 2020, there were $441. 6 million of borrowings under the Term Loan and $207.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.6 million at December 31, 2020, which reduced our available line of credit to $548.4 million. The $94.6 million of letters of credit includes both financial letters of credit and performance guarantees.

As of December 31, 2020, we had letters of credit and bank guarantees outstanding totaling $101.2 million, which includes the $94.6 million of letters of credit issued under the Revolving Line of Credit and $6.6 million of letters of credit issued under other facilities. The $101.2 million of letters of credit and bank guarantees includes $97.5 million that guarantees either our performance or customer advances under certain contracts and $3.7 million of financial letters of credit that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. We also use surety bonds as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom for up to £15.0 million British Pounds (equivalent to approximately $20.5 million at December 31, 2020) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At December 31, 2020, no amounts were outstanding under this arrangement.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of December 31, 2020 was $29.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of December 31, 2020, we sold $6.4 million of outstanding trade receivables to financial institutions.

Our financial condition remains strong with net working capital of $188.6 million and a current ratio of 1.4 to 1 at December 31, 2020. We expect that cash on hand and our Revolving Credit Agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at December 31, 2020 was 65%.

As of December 31, 2020, the majority of the $142.1 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia

Future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

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

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2020.

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

These statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “predict,” “potential,” “opportunity” and similar words or phrases or the negatives of these words or phrases. These forward-looking statements involve risks, estimates, assumptions and uncertainties, including those discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those expressed in these statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at December 31, 2020 have not materially changed from those described under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2020.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We consider all current legal matters to be ordinary proceedings incidental to our business. We believe the outcome of these proceedings will not have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2020.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Current Report on Form 8-K filed February 19, 2019, File No. 001-08931, Exhibit 3.1.
3.2	Amended and Restated Bylaws. Incorporated by reference to Current Report on Form 8-K filed September 21, 2020, File No. 001-08931, Exhibit 3.2.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock. Incorporated by reference to Current Report on Form 8-K filed September 21, 2020, File No. 001-08931, Exhibit 3.1.
10.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Cubic Corporation 2015 Incentive Award Plan (for awards granted during fiscal year 2021).
10.2*

Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement under the Cubic Corporation 2015 Incentive Award Plan (for awards granted during fiscal year 2021).

10.3*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Cubic Corporation 2015 Incentive Award Plan (for awards granted during fiscal year 2021).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date:	February 8, 2021	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2021	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)