Form 10-Q
period 2021-03-31
CUBIC CORP /DE/
filed 2021-05-05
CIK 26076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 31,768,576 shares of the registrant’s common stock, no par value, issued and outstanding (after deducting 9,030,995 shares held as treasury stock).

CUBIC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales:
Products	$200,428	$187,494	$381,917	$388,098
Services	142,980	133,988	280,285	262,223
	343,408	321,482	662,202	650,321
Costs and expenses:
Products	149,671	153,002	287,690	319,845
Services	98,879	88,420	182,309	171,068
Selling, general and administrative expenses	83,141	78,294	146,801	144,209
Research and development	14,368	11,360	26,514	19,782
Amortization of purchased intangibles	15,033	16,493	31,140	26,582
(Gain) loss on sale of property, plant and equipment	125	40	125	(130)
Restructuring costs	7,746	3,807	11,881	5,382
	368,963	351,416	686,460	686,738

Operating loss	(25,555)	(29,934)	(24,258)	(36,417)

Other income (expenses):
Interest and dividend income	1,946	1,693	3,735	3,911
Interest expense	(6,734)	(8,219)	(14,905)	(13,582)
Loss on extinguishment of debt	—	(16,090)	—	(16,090)
Other income (expense), net	14,543	(19,664)	15,839	(19,791)

Loss from continuing operations before income taxes	(15,800)	(72,214)	(19,589)	(81,969)

Income tax provision (benefit)	3,440	(19,784)	6,929	(13,538)

Loss from continuing operations	(19,240)	(52,430)	(26,518)	(68,431)
Net income (loss) from discontinued operations	—	129	—	(455)
Net loss	(19,240)	(52,301)	(26,518)	(68,886)

Less noncontrolling interest in net income (loss) of VIE	16,777	(13,178)	22,494	(9,188)

Net loss attributable to Cubic	$(36,017)	$(39,123)	$(49,012)	$(59,698)

Amounts attributable to Cubic:
Net loss from continuing operations	$(36,017)	$(39,252)	$(49,012)	$(59,243)
Net loss from discontinued operations	—	129	—	(455)
Net loss attributable to Cubic	$(36,017)	$(39,123)	$(49,012)	$(59,698)

Net loss per share:
Basic
Continuing operations attributable to Cubic	$(1.14)	$(1.25)	$(1.55)	$(1.89)
Discontinued operations	$—	$—	$—	$(0.01)
Basic earnings per share attributable to Cubic	$(1.14)	$(1.25)	$(1.55)	$(1.91)

Diluted
Continuing operations attributable to Cubic	$(1.14)	$(1.25)	$(1.55)	$(1.89)
Discontinued operations	$—	$—	$—	$(0.01)
Diluted earnings per share attributable to Cubic	$(1.14)	$(1.25)	$(1.55)	$(1.91)

Weighted average shares used in per share calculations:
Basic	31,633	31,296	31,598	31,284
Diluted	31,633	31,296	31,598	31,284

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net loss	$(19,240)	$(52,301)	$(26,518)	$(68,886)
Other comprehensive income (loss):
Foreign currency translation	(3,353)	(17,905)	8,184	(7,425)
Change in unrealized gains/losses from cash flow hedges:
Change in fair value of cash flow hedges, net of tax	9,453	1,058	9,408	(127)
Adjustment for net gains/losses realized and included in net income, net of tax	(212)	(963)	(397)	(914)
Total change in unrealized gains/losses realized from cash flow hedges, net of tax	9,241	95	9,011	(1,041)
Total other comprehensive income (loss)	5,888	(17,810)	17,195	(8,466)
Total comprehensive loss	(13,352)	(70,111)	(9,323)	(77,352)
Noncontrolling interest in comprehensive income (loss) of consolidated VIE, net of tax	16,777	(13,178)	22,494	(9,188)
Comprehensive loss attributable to Cubic, net of tax	$(30,129)	$(56,933)	$(31,817)	$(68,164)

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands)

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$133,817	$128,619
Cash of consolidated VIE	1,546	1,065
Restricted cash	28,580	25,478
Restricted cash of consolidated VIE	7,322	1,822
Accounts receivable:
Billed	109,604	161,473
Allowance for doubtful accounts	(1,450)	(1,498)
	108,154	159,975

Contract assets	321,545	268,773
Recoverable income taxes	20,502	17,434
Inventories	132,803	127,251
Other current assets	41,926	32,626
Other current assets of consolidated VIE	—	31
Total current assets	796,195	763,074

Long-term contracts financing receivables	72,605	64,642
Long-term contracts financing receivables of consolidated VIE	257,185	221,245
Property, plant and equipment, net	168,783	166,301
Operating lease right-of-use asset	83,076	87,167
Financing lease right-of-use asset, net	12,766	—
Deferred income taxes	5,483	4,790
Goodwill	788,027	784,882
Purchased intangibles, net	179,460	210,361
Other assets	25,424	21,759
Other assets of consolidated VIE	12,454	—
Total assets	$2,401,458	$2,324,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$279,000	$215,716
Trade accounts payable	147,223	156,953
Trade accounts payable of consolidated VIE	35	49
Contract liabilities	74,779	75,546
Accrued compensation and current liabilities	131,465	126,388
Other current liabilities of consolidated VIE	108	85
Income taxes payable	719	799
Current portion of long-term debt	11,250	11,250
Total current liabilities	644,579	586,786

Long-term debt	425,498	430,115
Long-term debt of consolidated VIE	208,594	163,348
Operating lease liability	76,971	80,568
Financing lease liability	10,002	395
Other noncurrent liabilities	58,163	68,939
Other noncurrent liabilities of consolidated VIE	—	5,890

Shareholders’ equity:
Common stock	304,293	295,986
Retained earnings	797,190	850,472
Accumulated other comprehensive loss	(132,408)	(149,603)
Treasury stock at cost - 9,031 shares at March 31, 2021 and 8,945 at September 30, 2020	(41,321)	(36,078)
Shareholders’ equity related to Cubic	927,754	960,777
Noncontrolling interest in VIE	49,897	27,403
Total shareholders’ equity	977,651	988,180
Total liabilities and shareholders’ equity	$2,401,458	$2,324,221

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating Activities:
Net loss	$(19,240)	$(52,301)	$(26,518)	$(68,886)
Net income (loss) from discontinued operations	—	(129)	—	455
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,055	23,414	49,716	40,364
Share-based compensation expense	6,472	5,382	11,151	9,859
Change in fair value of contingent consideration	1,260	(1,473)	684	(4,478)
Change in fair value of interest rate swap of consolidated VIE	(15,091)	15,819	(18,343)	11,482
Deferred income taxes	161	2,909	(977)	2,909
Loss on extinguishment of debt	—	16,090	—	16,090
Other items	2,094	13	5,705	4,308
Changes in operating assets and liabilities, net of effects from acquisitions	(37,150)	(36,281)	(80,027)	(86,222)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(36,439)	(26,557)	(58,609)	(74,119)
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	—	129	—	85
NET CASH USED IN OPERATING ACTIVITIES	(36,439)	(26,428)	(58,609)	(74,034)

Investing Activities:
Acquisition of businesses, net of cash acquired	—	(234,538)	—	(234,538)
Purchases of property, plant and equipment	(13,389)	(13,478)	(20,053)	(25,311)
Purchase of non-marketable debt and equity securities	(1,446)	—	(1,446)	—
Receipt of withheld proceeds from sale of trade receivables	641	—	2,483	5,521
NET CASH USED IN INVESTING ACTIVITIES	(14,194)	(248,016)	(19,016)	(254,328)

Financing Activities:
Proceeds from short-term borrowings	104,786	727,000	186,644	884,500
Principal payments on short-term borrowings	(32,956)	(616,500)	(123,646)	(743,000)
Proceeds from long-term borrowings	1,008	450,000	1,008	450,000
Principal payments on long-term borrowings	(3,653)	(199,833)	(5,625)	(199,833)
Proceeds from long-term borrowings of consolidated VIE	18,967	3,036	41,501	23,222
Debt extinguishment make-whole payment	—	(15,856)	—	(15,856)
Deferred financing fees	—	(2,517)	—	(2,517)
Principal payments on finance lease liability	(673)	—	(691)	—
Proceeds from stock issued under employee stock purchase plan	1,170	—	1,170	1,169
Purchase of common stock	(1,004)	(39)	(4,014)	(3,660)
Shares repurchased for tax withholdings	(5,243)	—	(5,243)	—
Dividends paid	(4,270)	(4,225)	(4,270)	(4,225)
Contingent consideration payments related to acquisitions of businesses	(1,006)	—	(1,006)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,126	341,066	85,828	389,800

Effect of exchange rates on cash	(2,448)	(11,224)	6,078	(7,203)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24,045	55,398	14,281	54,235

Cash, cash equivalents and restricted cash at the beginning of the period	147,220	94,458	156,984	95,621

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT THE END OF THE PERIOD	$171,265	$149,856	$171,265	$149,856

Supplemental disclosure of non-cash investing and financing activities:
Receivable recognized in connection with the acquisition of PIXIA, net	—	1,214	—	1,214
Contingent consideration liability incurred with the acquisition of Delerrok	—	1,600	—	1,600

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(amounts in thousands, except per share data)

	For the Three Months Ended March 31, 2021
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
January 1, 2021	$297,655	$837,477	$(138,296)	$(36,078)	$33,120	31,810

Net income (loss)	—	(36,017)	—	—	16,777	—
Other comprehensive income, net of tax	—	—	5,888	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	9
Stock issued under employee stock purchase plan	1,170	—	—	—	—	20
Purchase of common stock	(1,004)	—	—	—	—	—
Share-based compensation	6,472	—	—	—	—	—
Shares repurchased for tax withholdings	—	—	—	(5,243)	—	(86)
Cash dividends paid - $0.14 per share of common stock	—	(4,270)	—	—	—	—

March 31, 2021	$304,293	$797,190	$(132,408)	$(41,321)	$49,897	31,753

	For the Six Months Ended March 31, 2021
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2020	$295,986	$850,472	$(149,603)	$(36,078)	$27,403	31,329

Net income (loss)	—	(49,012)	—	—	22,494	—
Other comprehensive income, net of tax	—	—	17,195	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	556
Stock issued under employee stock purchase plan	1,170	—	—	—	—	20
Purchase of common stock	(4,014)	—	—	—	—	(66)
Share-based compensation	11,151	—	—	—	—	—
Shares repurchased for tax withholdings	—	—	—	(5,243)	—	(86)
Cash dividends paid - $0.14 per share of common stock	—	(4,270)	—	—	—	—

March 31, 2021	$304,293	$797,190	$(132,408)	$(41,321)	$49,897	31,753

	For the Three Months Ended March 31, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
January 1, 2020	$276,497	$841,549	$(130,349)	$(36,078)	$22,909	31,274

Net loss	—	(39,123)	—	—	(13,178)	—
Other comprehensive loss, net of tax	—	—	(17,810)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	23
Purchase of common stock	(39)	—	—	—	—	(1)
Share-based compensation	5,382	—	—	—	—	—
Cash dividends paid - $0.14 per share of common stock	—	(4,225)	—	—	—	—

March 31, 2020	$281,840	$798,201	$(148,159)	$(36,078)	$9,731	31,296

	For the Six Months Ended March 31, 2020
			Accumulated
			Other		Noncontrolling	Number
	Common	Retained	Comprehensive	Treasury	Interest in	of Shares
	Stock	Earnings	Loss	Stock	VIE	Outstanding
October 1, 2019	$274,472	$862,948	$(139,693)	$(36,078)	$18,919	31,178

Net loss	—	(59,698)	—	—	(9,188)	—
Other comprehensive loss, net of tax	—	—	(8,466)	—	—	—
Stock issued under equity incentive plans	—	—	—	—	—	153
Stock issued under employee stock purchase plan	1,169	—	—	—	—	19
Purchase of common stock	(3,660)	—	—	—	—	(54)
Share-based compensation	9,859	—	—	—	—	—
Cumulative effect of accounting standard adoption	—	(824)	—	—	—	—
Cash dividends paid - $0.14 per share of common stock	—	(4,225)	—	—	—	—

March 31, 2020	$281,840	$798,201	$(148,159)	$(36,078)	$9,731	31,296

See Notes to Condensed Consolidated Financial Statements.

CUBIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2021

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

In our opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2021 (“fiscal 2021”). For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“fiscal 2020”).

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

Agreement and Plan of Merger

On March 30, 2021, we executed Amendment No. 1 to that certain Agreement and Plan of Merger, dated as of February 7,2021, by and among the Company, Atlas CC Acquisition Corp. and Atlas Merger Sub Inc. (as amended and as may be further amended from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will be acquired by Veritas Capital and Evergreen Coast Capital Corporation at a price of $75.00 per outstanding share of common stock of the Company, without interest and subject to required tax withholding in accordance with the terms of the Merger Agreement, in an all-cash transaction. On April 27, 2021, the Company’s stockholders voted upon and approved a proposal to adopt the Merger Agreement. The transaction is expected to close during our third quarter of fiscal 2021, subject to customary closing conditions, including the receipt of shareholder and regulatory approvals. Our financial statements and associated disclosures for the three- and six- month periods ended March 31, 2021 and March 31, 2020 do not reflect any potential impacts or effects the Merger might have on our financial statements if the Merger is finalized.

There can be no assurance that the transaction will close in the timeframe contemplated or on the terms anticipated, if at all.

Recently Adopted Accounting Pronouncements

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

Note 2 — Business Acquisitions

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

Operating Results

The sales and results of operations from Delerrok and Pixia included in our operating results were as follows (in millions):

	Three Months Ended
	March 31, 2021		March 31, 2020
	Delerrok	Pixia	Delerrok	Pixia
Sales	$0.9	$6.2	$0.7	$1.1
Operating loss	(1.1)	(5.6)	(1.1)	(10.0)
Net loss after taxes	(1.1)	(5.6)	(1.1)	(10.0)

	Six Months Ended
	March 31, 2021		March 31, 2020
	Delerrok	Pixia	Delerrok	Pixia
Sales	$1.2	$8.5	$0.7	$1.1
Operating loss	(2.2)	(13.6)	(1.1)	(10.0)
Net loss after taxes	(2.2)	(13.6)	(1.1)	(10.0)

The operating results above included the following amounts (in millions):

	Three Months Ended
	March 31, 2021		March 31, 2020
	Delerrok	Pixia	Delerrok	Pixia
Amortization	$0.4	$7.2	$0.4	$7.2
Acquisition-related expenses (income)	(0.2)	0.1	0.7	2.0

	Six Months Ended
	March 31, 2021		March 31, 2020
	Delerrok	Pixia	Delerrok	Pixia
Amortization	$0.9	$14.3	$0.4	$7.2
Acquisition-related expenses	0.2	0.6	0.7	2.0
Gain from changes in fair value of contingent consideration	(0.9)	—	—	—

The estimated amortization expense related to the intangible assets recorded in connection with our acquisitions are as follows (in millions):

Year Ending September 30,	Delerrok	Pixia
2021	$1.7	$28.7
2022	1.6	12.7
2023	1.6	7.3
2024	1.6	7.3
2025	1.6	7.3
Thereafter	6.4	3.2

Pro Forma Information

The following unaudited pro forma information presents our consolidated results of operations as if Pixia and Delerrok had been included in our consolidated results since October 1, 2019 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$343.4	$321.5	$662.2	$654.6
Net loss	(36.0)	(39.3)	(49.0)	(68.1)

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

Goodwill

Changes in goodwill for the six months ended March 31, 2021 were as follows for each of our reporting units (in thousands):

	Cubic Transportation	Cubic Mission
	Systems	Performance Solutions	Total

Net balances at October 1, 2020	$287,668	$497,214	$784,882
Adjustments	(260)	—	(260)
Foreign currency exchange rate changes	2,541	864	3,405
Net balances at March 31, 2021	$289,949	$498,078	$788,027

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

For our fiscal 2020 impairment test we concluded there was no impairment of goodwill and in the second quarter of fiscal 2021 we concluded that no circumstances were present that required an interim impairment test.

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

In March 2018, Cubic and John Laing, an unaffiliated company that specializes in contracting under public-private partnerships, jointly formed Boston AFC 2.0 HoldCo. LLC (“Boston HoldCo”). Also in March 2018, Boston HoldCo’s created a wholly owned subsidiary, Boston AFC 2.0 OpCo. LLC (“Boston OpCo”), entered into a contract with the Massachusetts Bay Transit Authority (“MBTA”) for the financing, development and operation of a next-generation fare payment system in Boston, Massachusetts (the “Original MBTA Contract”). Boston HoldCo is 90% owned by John Laing and 10% owned by Cubic. Collectively, Boston HoldCo and Boston OpCo are referred to as the “P3 Venture”. Based on our assessment under ASC 810, we concluded that Boston OpCo and Boston HoldCo are VIEs and that we are the primary beneficiary of Boston OpCo. Consequently, we have consolidated the financial statements of Boston OpCo. We have concluded that we are not the primary beneficiary of Boston HoldCo, and thus we have not consolidated the financial statements of Boston HoldCo. In June 2020, MBTA and Boston OpCo executed an amended agreement (the “Amended MBTA Contract”), which modified certain provisions of the Original MBTA Contract.

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

Upon creation of the P3 Venture and upon execution of the Amended MBTA Contract, John Laing made loans to Boston HoldCo totaling $26.2 million in the form of bridge loans that are intended to be converted to equity in the future in accordance with its equity funding responsibilities under the terms of the P3 Venture. Concurrently, Boston HoldCo made corresponding equity contributions to Boston OpCo in the same amounts which are included within equity of noncontrolling interest in the VIE in our consolidated financial statements. Also, we issued a letter of credit for $2.9 million to Boston HoldCo in accordance with our equity funding responsibilities. Boston HoldCo is able to draw on this letter of credit in certain liquidity instances, but no amounts have been drawn through March 31, 2021.

In connection with the execution of the Amended MBTA Contract, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility. Under the Boston OpCo Amended Credit Agreement, the long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase of the Amended MBTA Contract. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0%. Boston OpCo incurred debt issuance and modification costs of $9.2 million during fiscal 2020 in connection with the Boston OpCo Amended Credit Agreement and these fees are being amortized as interest expense using the effective interest method over the term of the long-term debt facilities. Unamortized deferred financing costs are netted against long-term debt and amounted to $16.7 million and $17.2 million at March 31, 2021 and September 30, 2020, respectively. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase of the Amended MBTA Contract. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries. The fair value of the long-term debt facility approximates its carrying amount.

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

Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo terminated its existing interest rate swaps and paid termination costs of $34.4 million to the counterparties. Additionally, in connection with the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate the variable interest rate associated with its long-term debt facility. The interest rate swaps contain forward starting notional principal amounts which align with Boston OpCo’s expected draws on its long-term debt facility. Boston OpCo’s interest rate swaps were not designated as effective hedges, and as such unrealized gains (losses) are included in other income (expense), net. At March 31, 2021 and September 30, 2020, the outstanding notional principal amounts on open interest rate swaps were $233.5 million and $194.0 million, respectively. The fair value of Boston OpCo’s interest rate swaps was $12.5 million at March 31, 2021 and is recorded as an asset in other noncurrent assets in our condensed consolidated balance sheet. The fair value of the interest rate swaps was $5.9 million at September 30, 2020, and was recorded as a liability in other noncurrent liabilities in our condensed consolidated balance sheet. As a result of changes in the fair value of its interest rate swaps, Boston OpCo recognized gains of $15.1 million and $18.3 million for the three- and six- month periods ended March 31, 2021, respectively, and recognized losses of $15.8 million and $11.5 million for the three- and six- month periods ended March 31, 2020, respectively. See Note 7 for a description of the measurement of fair value of derivative financial instruments, including Boston OpCo’s interest rate swaps.

Boston OpCo holds a restricted cash balance which is required by the Amended MBTA Contract to allow for the delivery of future change orders directed by MBTA.

The assets and liabilities of Boston OpCo that are included in our condensed consolidated balance sheets are as follows:

	March 31,	September 30,
	2021	2020

	(in thousands)
Cash	$1,546	$1,065
Restricted cash	7,322	1,822
Other current assets	18	31
Long-term contracts financing receivable	257,185	221,245
Other noncurrent assets	12,454	—
Total assets	$278,525	$224,163

Trade accounts payable	$35	$49
Accrued compensation and other current liabilities	109	85
Due to Cubic	17,262	27,259
Other noncurrent liabilities	—	5,890
Long-term debt	208,594	163,348
Total liabilities	$226,000	$196,631
Total Cubic equity	2,628	129
Noncontrolling interests	49,897	27,403
Total liabilities and owners' equity	$278,525	$224,163

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

Boston OpCo’s results of operations included in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$4,616	$1,802	$8,637	$3,047
Operating income	4,184	1,516	7,901	2,488
Other income (expense), net	15,091	(15,819)	18,343	(12,748)
Interest income	1,487	1,655	2,860	3,208
Interest expense	(2,122)	(1,995)	(4,111)	(3,154)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating income (loss)	$222	$(5,155)	$606	$(11,312)
Net income (loss) from continuing operations	402	(5,522)	644	(11,304)
Net income (loss) from continuing operations attributable to Cubic	263	(5,522)	483	(11,304)
Diluted income (loss) per share attributable to Cubic	0.01	(0.18)	0.02	(0.36)

Backlog: Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is comprised of both funded backlog (firm orders for which funding is authorized and appropriated) and unfunded backlog. Unexercised contract options and indefinite delivery indefinite quantity (“IDIQ”) contracts are not included in backlog until the time the option or IDIQ task order is exercised or awarded. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As of March 31, 2021, our ending backlog was $3.626 billion, compared to $3.667 billion at September 30, 2020. We expect to recognize approximately 30% of our March 31, 2021 backlog over the next 12 months as revenue, and approximately 50% over the next 24 months, with the remainder recognized thereafter.

Accounts Receivable:

The components of accounts receivable are as follows (in thousands):

	March 31,	September 30,
	2021	2020

Accounts receivable
Billed	$109,604	$161,473
Allowance for doubtful accounts	(1,450)	(1,498)
Net accounts receivable	$108,154	$159,975

Amounts billed include $21.8 million and $82.2 million due on U.S. federal government contracts at March 31, 2021 and September 30, 2020, respectively.

In our normal course of business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of March 31, 2021, we had no outstanding trade receivables sold to financial institutions, compared with $18.4 million as of September 30, 2020. During the six months ended March 31, 2021, we received $2.5 million related to withheld proceeds from receivables we sold as of September 30, 2020, which is included in cash provided by investing activities in our Condensed Consolidated Statements of Cash Flows.

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

	March 31,	September 30,
	2021	2020

Contract assets	$321,545	$268,773
Contract liabilities	$74,779	$75,546

Contract assets increased $52.8 million during the six months ended March 31, 2021, due to revenue recognized in excess of billings related to the satisfaction or partial satisfaction of performance obligations. There were no significant impairment losses related to our contract assets during the six months ended March 31, 2021.

Contract liabilities decreased $0.8 million during the six months ended March 31, 2021, due to payments received in excess of revenue recognized on these performance obligations. During the six months ended March 31, 2021, we recognized $35.7 million of our contract liabilities at September 30, 2020 as revenue. We expect our contract liabilities to be recognized as revenue over the next 24 months.

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

The weighted-average number of shares outstanding used to compute net income (loss) per common share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Weighted average shares - basic	31,633	31,296	31,598	31,284
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	31,633	31,296	31,598	31,284

Number of anti-dilutive securities	1,236	1,246	1,174	1,099

Note 6 — Balance Sheet Details

Restricted Cash

Cash and cash equivalents excluded $35.9 million and $27.3 million of restricted cash at March 31, 2021 and September 30, 2020, respectively, which for purposes of our consolidated statements of cash flows, is included in cash, cash equivalents and restricted cash.

Inventories

Inventories consist of the following (in thousands):

	March 31,	September 30,
	2021	2020

Finished products	$17,941	$14,838
Work in process and inventoried costs under long-term contracts	67,164	73,076
Materials and purchased parts	47,698	39,337
Net inventories	$132,803	$127,251

At March 31, 2021, work in process and inventoried costs under long-term contracts included approximately $8.3 million in costs incurred outside the scope of work or in advance of a contract award compared to $5.3 million at September 30, 2020. We believe it is probable that we will recover the costs inventoried at March 31, 2021, plus a profit margin, under contract change orders or awards within the next year.

Property, Plant and Equipment

Significant components of property, plant and equipment are as follows (in thousands):

	March 31,	September 30,
	2021	2020
Land and land improvements	$7,213	$7,423
Buildings and improvements	50,858	49,716
Machinery and other equipment	153,418	132,962
Software	126,446	121,890
Leasehold improvements	23,260	22,295
Construction and internal-use software development in progress	16,146	21,409
Accumulated depreciation and amortization	(208,558)	(189,394)
	$168,783	$166,301

Deferred Compensation Plan

We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their compensation in a given plan year. The liabilities associated with the non-qualified deferred compensation plan are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets and totaled $8.2 million at March 31, 2021 and $9.6 million at September 30, 2020.

In the past we have made contributions to a rabbi trust to provide a source of funds for satisfying a portion of these deferred compensation liabilities. The total carrying value of the assets set aside to fund deferred compensation liabilities totaled $7.4 million at March 31, 2021 and $6.8 million at September 30, 2020 and were comprised entirely of life insurance contracts. The carrying value of the life insurance contracts is based on the cash surrender value of the policies. Changes in the carrying value of the deferred compensation liability, and changes in the carrying value of the assets held in the rabbi trust are reflected in our Condensed Consolidated Statements of Operations.

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

The following table presents assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets on a recurring basis (in thousands):

	March 31, 2021				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Current derivative assets	$—	$2,177	$—	$2,177	$—	$1,398	$—	$1,398
Noncurrent derivative assets	—	229	—	229	—	222	—	222
Total assets measured at fair value	$—	$2,406	$—	$2,406	$—	$1,620	$—	$1,620
Liabilities
Current derivative liabilities	—	6,350	—	6,350	—	4,557	—	4,557
Noncurrent derivative liabilities	—	4,537	—	4,537	—	14,070	—	14,070
Contingent consideration to seller of H4 Global	—	—	—	—	—	—	1,148	1,148
Contingent consideration to seller of Deltenna	—	—	3,205	3,205	—	—	3,004	3,004
Contingent consideration to seller of Shield	—	—	6,811	6,811	—	—	5,566	5,566
Contingent consideration to seller of Delerrok	—	—	—	—	—	—	900	900
Total liabilities measured at fair value	$—	$10,887	$10,016	$20,903	$—	$18,627	$10,618	$29,245

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

At March 31, 2021, we have the following remaining contingent consideration arrangements with the sellers of companies which we acquired:

H4 Global: A payment of $1.3 million was made in January 2021 based on a percentage of the value of H4 contracts entered into from October 1, 2015 through September 30, 2020. There is no remaining liability at March 31, 2021.

Deltenna: Payments of up to $7.4 million if Deltenna meets certain sales goals from the date of acquisition through September 30, 2022. The fair value of the contingent consideration was estimated using a combination of a probability weighted approach and the real option approach. Under the real option approach, each payment was modeled using long digital options written on the underlying revenue metric. The strike price for each option is the respective revenue as specified in the related agreement, and the spot price is calibrated to the revenue forecast by calculating the present value of the corresponding projected revenues using a risk-adjusted discount rate. The volatility for the underlying revenue metrics was based upon an analysis of comparable public companies and was 52% as of March 31, 2021 and September 30, 2020. The selected discount rate was 10.5% as of March 31, 2021 and September 30, 2020.

Shield: Payments of up to $10.0 million if Shield meets certain sales goals from the date of acquisition through July 31, 2025. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. Key inputs for the simulation include projected revenues, discount rates, risk adjustment factors and volatility. The volatility and revenue risk adjustment factors were determined based on an analysis of publicly traded comparable companies and as of March 31, 2021 were 26% and 13% compared to 31% and 16% at September 30, 2020. The selected discount rate was based primarily on an analysis of publicly traded comparable companies and was 5.3% at March 31, 2021 and 5.7% at September 30, 2020.

Nuvotronics: Payments of up to $8.0 million if Nuvotronics meets certain gross profit goals for the 12-month period ending December 31, 2021. The fair value of the contingent consideration was estimated based on Monte Carlo simulations, which uses a probability distribution of values based on one million simulation trials. As of March 31, 2021, the fair value of the Nuvotronics contingent consideration was determined to be zero as its forecasted gross profit amounts were below the payout thresholds.

Delerrok: As of December 31, 2020, the value of the Delerrok contingent consideration was determined to be zero as its sales amounts were below the payout threshold for the measurement period that lapsed on December 31, 2020.

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

As of March 31, 2021, the following table summarizes the change in fair value of our Level 3 contingent consideration liabilities (in thousands):

	H4 Global	Deltenna	Shield	Nuvotronics	Delerrok	Total
Balance as of September 30, 2020	$1,148	$3,004	$5,566	$—	$900	$10,618
Cash paid to seller	(1,286)	—	—	—	—	(1,286)
Total remeasurement (gain) loss recognized in earnings	138	201	1,245	—	(900)	684
Balance as of March 31, 2021	$—	$3,205	$6,811	$—	$—	$10,016

We carry certain financial instruments, including accounts receivable, short-term borrowings, accounts payable and accrued liabilities at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our variable rate long-term debt approximates its carrying value at March 31, 2021.

In fiscal 2019, 2020 and 2021, we invested $5.0 million, $1.2 million, and $1.4 million respectively, in Franklin Blackhorse, L.P., a limited partnership investment fund that invests in early stage, privately owned companies in the military, commercial and disruptive technology sectors. We account for our investment using the equity method of accounting. Our share of the fund’s operating income was not material for the three or six months ended March 31, 2021 or March 31, 2020. Our investment balance is included within other assets in our Condensed Consolidated Statements of Operations and amounted to $7.3 million and $5.6 million as of March 31, 2021 and September 30, 2020, respectively.

We did not have any significant non-financial assets or liabilities measured at fair value on a non-recurring basis in the second quarter of fiscal 2021 or fiscal 2020 other than assets and liabilities acquired in business acquisitions described in Note 2 and the RSUs that contain performance and market-based vesting criteria described in Note 11.

Note 8 — Financing Arrangements

On March 27, 2020, we executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the

“Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from $800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At March 31, 2021, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.92%. The Credit Facility is unsecured, but it is guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of March 31, 2021 have an interest rate of approximately 2.49% and outstanding notional principal amounts of $500.0 million. See Note 7 for a description of the measurement of fair value of our derivative financial instruments.

Debt issuance and modification costs of $3.4 million were incurred in connection with the execution of the Credit Facility and are classified as a reduction to the related liability on our Condensed Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the stated term of the Credit Facility. At March 31, 2021, our total debt issuance costs for our Term Loan and Revolving Line of Credit had an unamortized balance of $4.9 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of March 31, 2021, there were $438.8 million of borrowings under the Term Loan and $279.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.5 million at March 31, 2021, which reduced our available line of credit to $476.5 million. The $94.5 million of letters of credit includes both financial letters of credit and performance guarantees.

As of March 31, 2021, we had letters of credit and bank guarantees outstanding totaling $101.1 million, which includes the $94.5 million of letters of credit issued under the Revolving Line of Credit and $6.6 million of letters of credit issued under other facilities. The $101.1 million of letters of credit and bank guarantees includes $97.4 million that guarantees either our performance or customer advances under certain contracts and $3.7 million of financial letters of credit that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. We also use surety bonds as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom for up to £15.0 million British Pounds (equivalent to approximately $20.7 million at March 31, 2021) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At March 31, 2021, no amounts were outstanding under this borrowing arrangement.

We maintain a cash account with a bank in the United Kingdom for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2021 was $28.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility.

We maintain self-insurance arrangements related to certain workers’ compensation plans, automobile liability and product liability claims. Under these arrangements, we self-insure only up to the amount of a specified deductible for each claim. Additionally, effective January 1, 2021, we provide healthcare benefits to our U.S. employees through a self-insured plan. We have purchased stop-loss insurance to cover U.S. employee healthcare claims over certain thresholds. Our estimated reserves are based on historical experience and trends related to both insurance claims and payments. The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. We record all self-insurance liabilities in accrued compensation and current liabilities in our Condensed Consolidated Balance Sheets, which amounted to $7.4 million and $5.1 million at March 31, 2021 and September 30, 2020, respectively.

Note 9 — Leases

Our primary involvement with leases is as a lessee where we lease properties to support our business. A majority of our leases are operating leases of office space. For these leases, we have elected to account for the lease and non-lease components together as a single lease component. Our operating and financing leases expire at various dates through 2032 and 2026, respectively, without taking into consideration available renewal options, and many such leases require variable lease payments by us for property taxes, insurance premiums, common area maintenance and other costs. Certain of these leases also have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, we include the impact in the measurement of our right-of-use assets and lease liabilities.

Our right-of-use assets for operating leases are included in operating lease right-of-use-assets and our right-of-use assets for financing leases are included in financing lease right-of-use-assets, net, on our Condensed Consolidated Balance Sheets. Our lease liabilities for operating and financing leases are included in other current liabilities for the current portion and separately in operating and financing lease liabilities for the long-term portion. We use our incremental borrowing rate in determining the present value of lease payments. Our operating lease expense is included in cost of sales and selling, general and administrative expenses in our consolidated statements of operations. Total operating lease expense consists of operating lease cost, which is recognized on a straight-line basis over the lease term, and variable lease cost, which is recognized based on actual amounts incurred. Our finance lease expense consists of amortization of the right-of-use asset and interest expense. Amortization expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses in our consolidated statement of operations. Interest expense is calculated using the effective interest method and is included in interest expense in our consolidated statement of operations. We also sublease certain immaterial properties and sublease income is included as a reduction of rental expense.

The following tables present our operating and finance leases, related lease expenses and other information (dollars in millions):

Operating Lease Portfolio

	March 31,	September 30,
	2021	2020
Right-of-use assets	$83.1	$87.2
Short-term lease liability	15.6	16.8
Long-term lease liability	77.0	80.6
Weighted average remaining lease term	7.2 years	7.6 years
Weighted average discount rate	3.0%	3.0%

Finance Lease Portfolio

	March 31,	September 30,
	2021	2020
Right-of-use assets	$12.8	$0.5
Short-term lease liability	2.9	0.2
Long-term lease liability	10.0	0.4
Weighted average remaining lease term	4.6 years	2.4 years
Weighted average discount rate	1.8%	1.7%

Lease Expense

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Lease Expense
Operating lease expense	$4.9	$4.8	$9.8	$9.4
Finance lease expense
Amortization of right-of-use asset	0.7	—	0.8	—
Interest on lease liabilities	0.1	—	0.1	—
Short-term lease expense	0.1	0.1	0.1	0.1
Variable lease expense	0.5	0.7	1.4	1.8
Total lease expense	$6.3	$5.6	$12.2	$11.3

Other Information

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cash paid related to lease liabilities
Finance lease - cash paid for interest	$—	$—	$—	$—
Operating lease - cash paid for fixed payments	5.1	4.6	9.9	9.1
Finance lease - cash paid for finance lease liabilities	0.7	—	0.7	—
Right-of-use assets obtained in exchange for new finance lease liabilities	0.4	—	13.0	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2.8	8.4	3.0	18.0

Maturities of Lease Liabilities

Our future lease commitments from our operating and finance leases on an undiscounted basis, reconciled to the lease liability at March 31, 2021 were as follows (in millions):

	Financing	Operating
2021	$1.5	$8.3
2022	3.0	16.9
2023	2.8	14.9
2024	2.7	13.9
2025	2.7	11.5
Thereafter	0.7	37.9
Total lease payments	13.4	103.4
Less: imputed interest	(0.5)	(10.8)
Present value of lease liabilities	$12.9	$92.6

In fiscal 2019, we entered into agreements related to the construction and leasing of two buildings on our existing corporate campus in San Diego, California. Under these agreements, a financial institution owns the buildings and we acted as the construction agent. We began leasing the real property for a term of five years upon the completion of the buildings in December 2020, which is reflected in our finance lease right-of-use assets and finance lease liabilities presented above. The terms of these agreements include provisions that require or limit, among other financial ratios and measurements, the permitted levels of debt, coverage of cash interest expense, and under certain circumstances, payments of dividends or other distributions to shareholders. As of March 31, 2021, we were in compliance with all covenants included in these agreements.

Note 10 — Pension Plans

The components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$162	$164	$320	$329
Interest cost	1,346	1,507	2,679	3,038
Expected return on plan assets	(2,686)	(2,946)	(5,335)	(5,892)
Amortization of actuarial loss	1,165	968	2,305	1,969
Administrative expenses	89	83	178	169
Net pension cost (benefit)	$76	$(224)	$147	$(387)

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

At March 31, 2021, the total number of unvested RSUs that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based RSUs, is 376,592 RSUs with time-based vesting, and 395,980 RSUs with performance- and market-based vesting.

The following table summarizes our RSU activity:

	Unvested RSUs with Time-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	554,423	$58.54
Granted	249,960	61.09
Vested	(230,975)	58.34
Forfeited	(116,969)	59.17
Unvested at March 31, 2021	456,439	$59.88

	Unvested RSUs with Performance-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	137,770	$61.40
Granted	—	—
Vested	(110,247)	61.40
Forfeited	(27,523)	61.40
Unvested at March 31, 2021	—	$—

	Unvested RSUs with Performance- and Market-Based Vesting
		Weighted Average
	Number of Shares	Grant-Date Fair Value per Share
Unvested at September 30, 2020	471,496	$51.56
Granted	277,250	57.71
Vested	—	—
Forfeited	(20,542)	55.09
Unvested at March 31, 2021	728,204	$53.80

We recorded non-cash compensation expense related to stock-based awards as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cost of sales	$771	$743	$1,372	$1,282
Selling, general and administrative	5,701	4,639	9,779	8,577
	$6,472	$5,382	$11,151	$9,859

As of March 31, 2021, there was $46.1 million of unrecognized compensation expense related to unvested RSUs. Based upon the expected forfeitures and the expected vesting of performance-based RSUs, the aggregate fair value of RSUs expected to ultimately vest is $45.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

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

Note 12 – Income Taxes

The quarterly forecast of our annual effective tax rate is impacted by numerous factors including income fluctuations by tax jurisdiction throughout the year, the level of intercompany transactions, applicability of new tax regimes and the impact of acquisitions. For the three- and six-month periods ended March 31, 2021, we concluded it is more appropriate to determine income tax expense for the period using a blend of the discrete effective tax rate method for U.S. operations and the estimated annual effective tax rate method for foreign operations.

The income tax expense recognized on the pre-tax loss from continuing operations for the three and six months ended March 31, 2021 resulted in tax expense of $3.4 million and $6.9 million, or negative 22% and negative 35% effective tax rates, respectively, as compared to a tax benefit of $19.8 million and $13.5 million, or 27% and 17% effective tax rates, for the three and six months ended March 31, 2020. The variability in tax expense and effective tax rates relates to the difference in jurisdictional mix of earnings and discrete impacts related to current year changes to the existing U.S. deferred tax valuation allowance.

Note 13 — Derivative Instruments and Hedging Activities

In order to manage our exposure to fluctuations in interest and foreign currency exchange rates, we utilize derivative financial instruments such as forward starting swaps and foreign currency forwards for periods typically up to five years. We do not use any derivative financial instruments for trading or other speculative purposes.

The following table shows the notional principal amounts of our outstanding derivative instruments as of March 31, 2021 and September 30, 2020 (in thousands):

	Notional Principal
	March 31, 2021	September 30, 2020
Instruments receiving hedge accounting treatment:
Foreign currency forwards	$128,920	$92,931
Interest rate swaps	595,000	595,000

Instruments not receiving hedge accounting treatment:
Foreign currency forwards	$4,538	$4,298

Included in the amounts not receiving hedge accounting treatment at March 31, 2021 and September 30, 2020 were foreign currency forwards with notional principal amounts of $3.5 million and $4.3 million, respectively, that have been designed to manage exposure to foreign currency exchange risks, and for which the gains or losses of the changes in fair value of the forwards have approximately offset an equal and opposite amount of gains or losses related to the foreign currency exposure. These foreign currency forward contracts resulted in unrealized losses of $0.2 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively, and resulted in unrealized gains of $0.6 million and unrealized losses of $1.8 million for the six months ended March 31, 2021 and 2020, respectively. Unrealized gains or losses are included in other income (expense), net in our condensed consolidated statements of operations.

We hold pay-fixed/receive-variable interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the lease obligations for our two new buildings located on our existing corporate campus. At March 31, 2021 and September 30, 2020, the outstanding notional principal amounts on these interest rate swaps were $95.0 million which align with our expected lease payments. These interest rate swaps were designated as effective cash flow hedges and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). As a result of changes in the fair value of the interest rate swaps, unrealized gains were $2.6 million and unrealized losses were $5.0 million for the three months ended March 31, 2021, and 2020, respectively, and resulted in unrealized gains of $2.7 million and unrealized losses of $3.6 million for the six months ended March 31, 2021 and 2020, respectively.

In April 2020, we entered into interest rate swaps with a group of financial institutions to mitigate variable interest rate risk associated with the Credit Facility. At March 31, 2021 and September 30, 2020, the interest rate swaps contain outstanding notional principal amounts of $500.0 million and were designated as effective cash flow hedges, and as such, unrealized gains (losses) are included in accumulated other comprehensive income (loss). Unrealized gains as a result of changes in the fair value of the interest rate swaps were $7.3 million and $8.3 million for the three and six months ended March 31, 2021, respectively.

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of our exposure to credit or market loss. Credit risk represents our gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current interest or currency exchange rates at each respective date. Our exposure to credit loss and market risk will vary over time as a function of interest and currency exchange rates. The amount of credit risk from derivative instruments and hedging activities was not material as of March 31, 2021 and September 30, 2020. Although the table above reflects the notional principal amounts of our foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. We present our derivative assets and derivative liabilities at their gross fair values. We did not have any derivative instruments with credit risk-related contingent features that would require us to post collateral as of March 31, 2021 or September 30, 2020.

The table below presents the fair value of our derivative financial instruments that qualify for hedge accounting as well as their classification in the condensed consolidated balance sheets (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2021	September 30, 2020
Asset derivatives:
Foreign currency forwards	Other current assets	$2,177	$1,398
Foreign currency forwards	Other assets	229	222
Total		$2,406	$1,620
Liability derivatives:
Foreign currency forwards	Accrued compensation and current liabilities	$6,350	$4,557
Foreign currency forwards	Other noncurrent liabilities	1,344	866
Interest rate swaps	Other noncurrent liabilities	3,193	13,204
Total		$10,887	$18,627

The tables below present gains and losses recognized in other comprehensive income (loss) related to derivative financial instruments designated as cash flow hedges, as well as the amount of gains and losses reclassified into earnings (in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$434	$295	$1,438	$1,306
Interest rate swaps	9,878	—	—	—
	$10,312	$295	$1,438	$1,306

	Six Months Ended
	March 31, 2021		March 31, 2020

	Gains (losses)	Gains (losses)		Gains (losses)
	recognized in	reclassified into	Gains (losses)	reclassified into
Derivative Type	OCI	earnings	recognized in OCI	earnings
Foreign currency forwards	$(665)	$550	$(177)	$1,273
Interest rate swaps	11,036	—	—	—
Total	$10,371	$550	$(177)	$1,273

Foreign currency forwards designated as accounting hedges had realized losses of $0.2 million and unrealized gains of $2.7 million for the three-months ended March 31, 2021 and 2020, respectively. The amounts of realized gains were immaterial for the six-months ended March 31, 2021 and were $2.8 million for the six-months ended March 31, 2020.

The amount of unrealized gains and losses from derivative instruments and hedging activities classified as not highly effective did not have a material impact on the results of operations for the three- and six-month periods ended March 31, 2021 or 2020. The amount of estimated unrealized net gains from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is $3.0 million, net of income taxes.

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

Business segment financial data is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Sales:
Cubic Transportation Systems	$217.4	$197.6	$414.5	$386.2
Cubic Mission and Performance Solutions	126.0	123.9	247.7	264.1
Total sales	$343.4	$321.5	$662.2	$650.3

Operating income (loss):
Cubic Transportation Systems	$33.0	$12.6	$64.7	$26.9
Cubic Mission and Performance Solutions	(22.3)	(25.7)	(38.8)	(34.3)
Unallocated corporate expenses	(36.3)	(16.8)	(50.2)	(29.0)
Total operating loss	$(25.6)	$(29.9)	$(24.3)	$(36.4)

Depreciation and amortization:
Cubic Transportation Systems	$7.5	$7.4	$15.0	$14.5
Cubic Mission and Performance Solutions	15.2	15.1	30.3	24.3
Corporate	2.3	0.9	4.4	1.6
Total depreciation and amortization	$25.0	$23.4	$49.7	$40.4

Disaggregation of Total Net Sales: We disaggregate our sales from contracts with customers by end customer, contract type, deliverable type and revenue recognition method for each of our segments, as we believe these factors can affect the nature, amount, timing and uncertainty of our revenue and cash flows.

Sales by Geographic Region (in millions):

	Three months ended March 31, 2021			Six months ended March 31, 2021
	CTS	CMPS	Total	CTS	CMPS	Total

United States	$123.6	$83.8	$207.4	$235.5	$164.1	$399.6
United Kingdom	54.3	7.6	61.9	102.2	15.6	117.8
Australia	32.3	9.5	41.8	61.4	19.1	80.5
Far East/Middle East	0.5	16.3	16.8	1.5	32.1	33.6
Other	6.7	8.8	15.5	13.9	16.8	30.7
Total sales	$217.4	$126.0	$343.4	$414.5	$247.7	$662.2

	Three months ended March 31, 2020			Six months ended March 31, 2020
	CTS	CMPS	Total	CTS	CMPS	Total

United States	$111.0	$61.4	$172.4	$207.7	$140.4	$348.1
United Kingdom	49.9	5.1	55.0	97.5	9.6	107.1
Australia	30.1	7.2	37.3	66.5	15.0	81.5
Far East/Middle East	0.6	35.4	36.0	1.9	72.1	74.0
Other	6.0	14.8	20.8	12.6	27.0	39.6
Total sales	$197.6	$123.9	$321.5	$386.2	$264.1	$650.3

Sales by End Customer: We are the prime contractor for the vast majority of our sales. The table below presents total net sales disaggregated by end customer (in millions):

	Three months ended March 31, 2021			Six months ended March 31, 2021
	CTS	CMPS	Total	CTS	CMPS	Total

U.S. Federal Government and State and Local Municipalities	$115.4	$82.5	$197.9	$223.0	$161.8	$384.8
Other	102.0	43.5	145.5	191.5	85.9	277.4
Total sales	$217.4	$126.0	$343.4	$414.5	$247.7	$662.2

	Three months ended March 31, 2020			Six months ended March 31, 2020
	CTS	CMPS	Total	CTS	CMPS	Total

U.S. Federal Government and State and Local Municipalities	$104.0	$61.2	$165.2	$197.5	$143.2	$340.7
Other	93.6	62.7	156.3	188.7	120.9	309.6
Total sales	$197.6	$123.9	$321.5	$386.2	$264.1	$650.3

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

	Three months ended March 31, 2021			Six months ended March 31, 2021
	CTS	CMPS	Total	CTS	CMPS	Total

Fixed Price	$214.6	$107.2	$321.8	$409.0	$209.0	$618.0
Other	2.8	18.8	21.6	5.5	38.7	44.2
Total sales	$217.4	$126.0	$343.4	$414.5	$247.7	$662.2

	Three months ended March 31, 2020			Six months ended March 31, 2020
	CTS	CMPS	Total	CTS	CMPS	Total

Fixed Price	$194.8	$107.3	$302.1	$379.3	$232.1	$611.4
Other	2.8	16.6	19.4	6.9	32.0	38.9
Total sales	$197.6	$123.9	$321.5	$386.2	$264.1	$650.3

Sales by Deliverable Type: The table below presents total net sales disaggregated by the type of deliverable, which is determined by us at the performance obligation level (in millions):

	Three months ended March 31, 2021			Six months ended March 31, 2021
	CTS	CMPS	Total	CTS	CMPS	Total

Product	$113.1	$87.3	$200.4	$213.2	$168.7	$381.9
Service	104.3	38.7	143.0	201.3	79.0	280.3
Total sales	$217.4	$126.0	$343.4	$414.5	$247.7	$662.2

	Three months ended March 31, 2020			Six months ended March 31, 2020
	CTS	CMPS	Total	CTS	CMPS	Total

Product	$99.7	$87.8	$187.5	$193.1	$195.0	$388.1
Service	97.9	36.1	134.0	193.1	69.1	262.2
Total sales	$197.6	$123.9	$321.5	$386.2	$264.1	$650.3

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

	Three months ended March 31, 2021			Six months ended March 31, 2021
	CTS	CMPS	Total	CTS	CMPS	Total

Point in Time	$20.8	$20.9	$41.7	$39.6	$45.9	$85.5
Over Time	196.6	105.1	301.7	374.9	201.8	576.7
Total sales	$217.4	$126.0	$343.4	$414.5	$247.7	$662.2

	Three months ended March 31, 2020			Six months ended March 31, 2020
	CTS	CMPS	Total	CTS	CMPS	Total

Point in Time	$28.1	$15.0	$43.1	$45.8	$54.4	$100.2
Over Time	169.5	108.9	278.4	340.4	209.7	550.1
Total sales	$197.6	$123.9	$321.5	$386.2	$264.1	$650.3

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

Restructuring charges incurred by our business segments were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Restructuring costs:
Cubic Transportation Systems	$1.6	0.1	$1.8	$0.5
Cubic Mission and Performance Solutions	0.8	0.5	3.9	0.6
Unallocated corporate expenses	5.4	3.2	6.2	4.3
Total restructuring costs	$7.8	$3.8	$11.9	$5.4

The following table presents a rollforward of our restructuring liability as of March 31, 2021, which is included within accrued compensation and other current liabilities within our condensed consolidated balance sheet (in millions):

	Restructuring Liability	Restructuring Liability
	Employee Separation and Other	Consulting Costs
Balance as of October 1, 2020	$5.2	$0.8
Accrued costs	6.9	5.0
Cash payments	(8.3)	(2.5)
Balance as of March 31, 2021	$3.8	$3.3

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

March 31, 2021

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

Beginning on October 1, 2020, we concluded that the combination of our legacy Cubic Mission Solutions (“CMS”) and our legacy Cubic Global Defense (“CGD”) segments into our new Cubic Mission and Performance Solutions (“CMPS”) segment resulted in CMPS becoming a single operating segment. Applicable prior period amounts have been adjusted retrospectively to reflect the reportable segment change.

The three months ended March 31, 2021 and 2020 represent the second quarters of our fiscal years ending September 30, 2021 (“fiscal 2021”) and September 30, 2020 (“fiscal 2020”), respectively.

On March 30, 2021, we executed Amendment No. 1 to that certain Agreement and Plan of Merger, dated as of February 7, 2021, by and among the Company, Atlas CC Acquisition Corp. and Atlas Merger Sub Inc. (as amended and as may be further amended from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will be acquired by Veritas Capital and Evergreen Coast Capital Corporation at a price of $75.00 per outstanding share of common stock of the Company, without interest and subject to required tax withholding in accordance with the terms of the Merger Agreement, in an all-cash transaction. On April 27, 2021, the Company’s stockholders voted upon and approved a proposal to adopt the Merger Agreement. The transaction is expected to close during our third quarter of fiscal 2021, subject to customary closing conditions, including the receipt of shareholder and regulatory approvals. Our financial statements and associated disclosures for the three- and six- month periods ended March 31, 2021 and March 31, 2020 do not reflect any potential impacts or effects the Merger might have on our financial statements if the Merger is finalized.

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

Consolidated Financial Results

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2021	2020	% Change	2021	2020	% Change

(in millions, except per share and percentage data)
Sales	$343.4	$321.5	7%	$662.2	$650.3	2%
Operating loss	(25.6)	(29.9)	(14)%	(24.3)	(36.4)	(33)%
Net loss from continuing operations attributable to Cubic	(36.0)	(39.3)	8%	(49.0)	(59.2)	(17)%
Diluted loss per share from continuing operations attributable to Cubic	(1.14)	(1.25)	9%	(1.55)	(1.89)	(18)%
Adjusted EBITDA	22.7	4.5	409%	52.3	15.9	229%
Adjusted net income (loss)	4.8	(3.9)	Nm	16.5	(7.6)	Nm %
Adjusted EPS	0.15	(0.12)	Nm	0.52	(0.24)	Nm %
Nm - Not meaningful

Note on non-GAAP measures: Throughout the following results of operations discussion, we disclose certain non-U.S. generally accepted accounting principles (“GAAP”) financial measures, including Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. For an explanation and reconciliation of such measures, see the section titled ‘Non-GAAP Financial Information’ below.

Sales:

Second Quarter of 2021 vs. Second Quarter of 2020: Sales for the second quarter of fiscal 2021 increased 7% to $343.4 million from $321.5 million in the same period last year. Sales from CTS and CMPS increased by 10% and 2%, respectively. The average exchange rates between the prevailing currency in our foreign operations and the U.S. dollar had favorable impacts on sales of $10.1 million for the second quarter of fiscal 2021 compared to the same period last year. Sales generated by businesses we acquired during fiscal 2020 totaled $7.1 million for the second quarter of fiscal 2021, compared to $1.8 million in the same period last year.

First Six Months of 2021 vs. First Six Months of 2020: Sales for the first six months of fiscal 2021 increased 2% to $662.2 million from $650.3 million in the same period last year. Sales from CTS increased by 7%, which was partially offset by a decrease in CMPS sales of 6%. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a favorable impact on sales of $14.0 million for the first six months of fiscal 2021 compared to the same period last year. Sales generated by businesses we acquired during fiscal 2020 totaled $9.7 million for the first six months of fiscal 2021, compared to $1.8 million in the same period last year.

See the segment discussions below for further analysis of segment sales.

Gross Margin:

Our gross margin percentage on product sales increased to 25% in both the second quarter and first six months of fiscal 2021, as compared to 18% in the same periods last year. The increase was primarily due to improved performance in CTS. Our gross margin percentage on service sales decreased to 31% for the second quarter of fiscal 2021, compared to 34% in the second quarter of last year due to lower margins on international service contracts in our CMPS segment. For the first half of both fiscal 2021 and fiscal 2020, service margins were 35% in both periods.

Selling, General and Administrative (“SG&A”):

Second Quarter of 2021 vs. Second Quarter of 2020: SG&A expenses increased in the second quarter of fiscal 2021 to $83.1 million compared to $78.3 million in the same period last year. As a percentage of sales, SG&A expenses were 24% in both the second quarter of fiscal 2021 and fiscal 2020. The increase in SG&A expenses was driven by $16.7 million of costs incurred in connection with proposals to acquire Cubic, partially offset by company-wide cost reduction initiatives.

First Six Months of 2021 vs. First Six Months of 2020: SG&A expenses increased in the first six months of fiscal 2021 to $146.8 million compared to $144.2 million in the same period last year. As a percentage of sales, SG&A expenses were 22% in both the first six months of fiscal 2021 and fiscal 2020. The increase in SG&A expenses was driven by $18.4 million of costs incurred in connection with proposals to acquire Cubic, partially offset by company-wide cost reduction initiatives.

Restructuring:

Restructuring expenses increased to $7.7 million in the second quarter of fiscal 2021 compared to $3.8 million in the same period last year, and for the first six months of fiscal 2021, restructuring expenses increased to $11.9 million compared to $5.4 million for the same period last year. The increase is due to headcount reductions, NextCubic consultant and advisory costs, and costs incurred by CMPS related to modifying its go-to market and legal structure in the Middle East.

Research and Development:

Internally funded company-sponsored research and development (“R&D”) expenses, as reflected in our Condensed Consolidated Statements of Operations (as included in Part I, Item 1 of this Quarterly Report on Form 10-Q) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Company-Sponsored Research and Development Expense:
Cubic Transportation Systems	$1,368	$1,666	$4,032	$3,116
Cubic Mission and Performance Solutions	12,329	9,694	21,746	16,666
Unallocated corporate expenses	671	—	736	—
Total company-sponsored research and development expense	$14,368	$11,360	$26,514	$19,782

Company-sponsored R&D expense increased by $3.0 million and $6.7 million in the second quarter and first half of fiscal 2021, respectively, compared to the same periods last year. The increase was primarily due to the acceleration of work on CMPS secure communication initiatives.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cost of Contract Research and Development Activities:
Cubic Transportation Systems	$15,159	$15,509	$29,080	$30,299
Cubic Mission and Performance Solutions	21,076	20,672	40,549	35,858
Total cost of contract research and development activities	$36,235	$36,181	$69,629	$66,157

Amortization of Purchased Intangibles: Amortization of purchased intangibles for the second quarter of fiscal 2021 decreased to $15.0 million from $16.5 million in the same period last year due to lower amortization of purchased intangible assets that are amortized on accelerated methods. For the first half of fiscal 2021, amortization of purchased intangibles increased to $31.1 million from $26.6 million in the same period last year. The increase in amortization expense was driven by the completion of our acquisitions of Delerrok Inc. (“Delerrok”) and PIXIA Corp. (“Pixia”) in January 2020.

Operating Income (Loss):

Second Quarter of 2021 vs. Second Quarter of 2020: Our operating loss decreased to $25.6 million in the second quarter of fiscal 2021 compared to a loss of $29.9 million in the same period last year. CTS operating income increased to $33.0 million for the second quarter of fiscal 2021 compared to $12.6 million last year and CMPS operating loss decreased to $22.3 million in the second quarter compared to a loss of $25.7 million in the same period last year. Our operating results, and particularly the CMPS operating results, were impacted by accounting for businesses acquired in fiscal 2020. On a consolidated basis, the businesses that we acquired during fiscal 2020 had operating losses totaling $6.7 million in the second quarter of fiscal 2021, as compared to $11.0 million in the second quarter last year. The operating losses include total acquisition-related expenses, including amortization of intangible assets, of $7.4 million in the second quarter of fiscal 2021, as compared to $10.4 million in the same period last year.

Unallocated corporate and other costs for the second quarter of fiscal 2021 were $36.2 million compared to $17.0 million in the same period last year. The increase was driven by $16.7 million of costs incurred in connection with proposals to acquire Cubic and higher restructuring costs.

The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net favorable impact on operating income in the second quarter of fiscal 2021 of $1.7 million as compared to the same period last year.

First Six Months of 2021 vs. First Six Months of 2020: Our operating loss decreased to $24.3 million in the first six months of fiscal 2021 compared to an operating loss of $36.4 million in the same period last year. CTS operating income increased to $64.7 million for the first six months of fiscal 2021 compared to $26.9 million last year. This increase was partially offset by an increased operating loss from CMPS of $38.8 million in the first six months of fiscal 2021 compared to $34.3 million in the same period last year. Our operating results, and particularly the CMPS operating results, were significantly impacted by accounting for businesses acquired in fiscal 2020. On a consolidated basis, the businesses that we acquired during fiscal 2020 had operating losses totaling $15.8 million in the first six months of fiscal 2021, as compared to losses of $11.0 million in the same period last year. The operating losses include acquisition-related expenses, including amortization of intangible assets, of $15.1 million in the first six months of fiscal 2021, as compared to $10.4 million in the same period last year.

Unallocated corporate and other costs for the first six months of fiscal 2021 were $50.1 million compared to $29.0 million in the same period last year. The increase was driven by $18.4 million of costs incurred in connection with proposals to acquire Cubic and higher restructuring costs.

The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar had a net favorable impact on our operating results of $2.5 million in the first six months of fiscal 2021 as compared to the same period last year.

See the segment discussions below for further analysis of segment operating income and loss.

Interest and Dividend Income and Interest Expense:

Interest and dividend income was $1.9 million in the second quarter of fiscal 2021 compared to $1.7 million in the same period last year, and was $3.7 million in the first half of fiscal 2021 compared to $3.9 million in the same period last year.

Interest expense was $6.7 million in the second quarter of fiscal 2021 compared to $8.2 million in the same period last year, and was $14.9 million for the first half of fiscal 2021 compared to $13.6 million for the same period last year. The decrease in interest expense during the second quarter of fiscal 2021 was due to lower average debt balances as compared to the same period last year. The increase in interest expense for the first half of Fiscal 2021 was due to a higher average debt balance in the first quarter of our Fiscal 2021 and an increase in the average outstanding non-recourse debt balance of our consolidated variable interest entity (“VIE”). The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, which includes the interest income and expense of such VIE, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Other Income (Expense):

Other income (expense) netted to income of $14.5 million in the second quarter of fiscal 2021 compared to expense of $19.7 million in the first quarter of fiscal 2020, and netted to income of $15.8 million in the first half of fiscal 2021 compared to expense of $19.8 million in the same period last year. Changes in our other income (expense) are primarily driven by changes in the fair value of an interest rate swap held by our consolidated VIE, which resulted in income of $15.1 million and $18.3 million for the second quarter and first six months of fiscal 2021, respectively. The 90% noncontrolling interest in the net income (loss) of the consolidated VIE, including the VIE’s loss on its interest rate swap, is added back to our net income (loss) to arrive at net income (loss) attributable to Cubic.

Income Tax Provision:

The income tax expense recognized on pre-tax loss from continuing operations for the three and six months ended March 31, 2021 resulted in an effective tax rates of negative 22% and negative 35%, respectively, which differs from the effective tax rates of 27% and 17% for the three and six months ended March 31, 2020, respectively. The variability in effective tax rates primarily relates to the difference in both the level and jurisdictional mix of earnings, discrete impacts related to current year changes to the existing U.S. deferred tax valuation allowance, and the impact of deferred tax liabilities acquired in business combinations.

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

Net Loss from Continuing Operations attributable to Cubic:

Our net loss from continuing operations attributable to Cubic in the second quarter of fiscal 2021 was $36.0 million compared to $39.3 million in the same period last year. For the first half of fiscal 2021, our net loss from continuing operations attributable to Cubic was $49.0 million compared to $59.2 million last year. The decrease in net loss from continuing operations attributable to Cubic was primarily due to the increase in operating income and other income (expense) as described above.

Adjusted EBITDA:

Adjusted EBITDA increased to $22.7 million in the second quarter of fiscal 2021 compared to $4.5 million in the same period last year. For the first half of fiscal 2021, Adjusted EBITDA increased to $52.3 million compared to $15.9 million last year. The increase in Adjusted EBITDA was due to the same factors described above in operating income (loss), but excludes amortization expense, restructuring costs and acquisition-related expenses.

Adjusted Net Income (Loss):

Our Adjusted Net Income increased to $4.8 million in the second quarter of fiscal 2021 compared to Adjusted Net Loss of $3.9 million in the same period last year. For the first half of fiscal 2021, Adjusted Net Income was $16.5 million compared to Adjusted Net Loss of $7.6 million last year. The increase in Adjusted Net Income was primarily due to the same factors described above in net loss from continuing operations attributable to Cubic, but excludes amortization expense, restructuring costs, acquisition-related expenses and non-operating gains and losses.

Adjusted EPS:

Adjusted EPS increased to $0.15 in the second quarter of fiscal 2021 compared to negative $0.12 in the same period last year. For the first half of fiscal 2021, Adjusted EPS increased to $0.52 compared to negative $0.24 last year. The changes in Adjusted EPS was due to the same factors that impacted Adjusted Net Income (Loss) noted above.

CTS Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2021	2020	% Change	2021	2020	% Change

(in millions)
Sales	$217.4	$197.6	10%	$414.5	$386.2	7%
Operating income	33.0	12.6	162%	64.7	26.9	141%
Adjusted EBITDA	38.4	24.2	59%	74.2	46.4	60%

Sales:

Second Quarter of 2021 vs. Second Quarter of 2020: CTS sales for the second quarter of fiscal 2021 increased 10% to $217.4 million from $197.6 million in the same period last year. Sales were higher in the U.S due to increased work on our system development contracts in Boston and New York. Sales were higher in the U.K. and Australia primarily due to the impact of foreign currency exchange rates as the average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $8.2 million for the second quarter of fiscal 2021, compared to the second quarter last year.

First Six Months of 2021 vs. First Six Months of 2020: CTS sales for the first six months of fiscal 2021 increased 7% to $414.5 million from $386.2 million in the same period last year. Sales were higher in the U.S. and U.K. due to increased work on our system development contracts in Boston and Chicago and the impact of foreign currency exchange rates. Sales were slightly lower in Australia due to lower work on our system development contract in Brisbane. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $11.3 million for the first six months of fiscal 2021, compared to the same period last year.

Operating Income:

Second Quarter of 2021 vs. Second Quarter of 2020: CTS operating income for the second quarter of fiscal 2021 increased 162% to $33.0 million compared to $12.6 million in the same period last year. Operating income was higher in the U.S., U.K., and Australia due to increased work and higher profitability on our system development contracts in the U.S and the impact of cost savings initiatives in all our regions. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $1.4 million for the second quarter of fiscal 2021 compared to the same period last year.

First Six Months of 2021 vs. First Six Months of 2020: CTS operating income for the first six months of fiscal 2021 increased 141% to $64.7 million compared to $26.9 million in the first six months last year. Operating income was higher in the U.S., U.K., and Australia due to increased work and higher profitability on our system development contracts in the U.S. and the impact of cost savings initiatives in all our regions. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $2.1 million for the first six months of fiscal 2021 compared to the same period last year.

Amortization of Purchased Intangibles:

Amortization of purchased intangibles included in the CTS results amounted to $4.3 million in the second quarter of fiscal 2021 compared to $4.8 million in the second quarter of fiscal 2020, and $9.1 million in the first six months of fiscal 2021 compared to $9.3 million in the same period last year.

Adjusted EBITDA:

CTS Adjusted EBITDA increased 59% to $38.4 million in the second quarter of fiscal 2021 compared to $24.2 million in the same period last year, and increased 60% to $74.2 million in the first six months of fiscal 2021 compared to $46.4 million in the same period last year. The increase in Adjusted EBITDA was primarily driven by the same factors that drove the increase in operating income described above, excluding amortization of purchased intangibles and acquisition-related expenses.

CMPS Segment

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2021	2020	% Change	2021	2020	% Change

(in millions)
Sales	$126.0	$123.9	2%	$247.7	$264.1	(6)%
Operating loss	(22.3)	(25.7)	(13)%	(38.8)	(34.3)	13%
Adjusted EBITDA	(4.8)	(8.7)	(45)%	(2.1)	(10.5)	(80)%

Sales:

Second Quarter of 2021 vs. Second Quarter of 2020: CMPS sales for the second quarter of fiscal 2021 increased 2% to $126.0 million from $123.9 million in the same period last year. The increase was due to higher sales generated by our C2ISR business and expeditionary satellite communications, which were partially offset by lower sales from our LVC training systems business. Businesses acquired by CMPS in fiscal 2020 had sales of $6.2 million in the second quarter of fiscal 2021, compared to sales of $1.1 million in the same period last year. In addition, average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $1.9 million for the second quarter of fiscal 2021, compared to the same period last year.

First Six Months of 2021 vs. First Six Months of 2020: CMPS sales for the first six months of fiscal 2021 decreased 6% to $247.7 million from $264.1 million in the same period last year. The decrease in sales primarily resulted from reduced work on LVC training systems, which was partially offset by higher sales from our C2ISR business and sales generated by recently acquired businesses. Businesses acquired by CMPS in fiscal 2020 had sales of $8.5 million for the first six months of fiscal 2021, compared to $1.1 million of sales in the same period last year. In addition, average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in sales of $2.7 million for the first six months of fiscal 2021, compared to the same period last year.

Operating Loss:

Second Quarter of 2021 vs. Second Quarter of 2020: CMPS operating loss for the second quarter of fiscal 2021 decreased 13% to $22.3 million compared to a loss of $25.7 million in the second quarter last year. The decrease in operating loss was primarily driven by lower SG&A expenses as a result of cost saving initiatives and an increase in profits from higher sales from our C2ISR business. These items were partially offset by higher R&D expenses. The average exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar resulted in an increase in operating income of $0.3 million for the second quarter of fiscal 2021 compared to the same period last year.

First Six Months of 2021 vs. First Six Months of 2020: The CMPS operating loss for the first six months of fiscal 2021 increased to $38.8 million compared to an operating loss of $34.3 million in the same period last year. The increase in operating loss was driven by a $3.3 million increase in restructuring expense, a $5.0 million increase in R&D expense, and a $4.7 million increase in the amortization of purchased intangibles. Partially offsetting these increased expenses were cost saving initiatives that resulted in a reduction in SG&A expenses as well as an increase in profits on higher sales from our C2ISR business.

Amortization of Purchased Intangibles:

Amortization of purchased intangibles included in the CMPS results amounted to $10.7 million in the second quarter of fiscal 2021 compared to $11.7 million in same period last year, and $22.0 million in the first six months of fiscal 2021 compared to $17.3 million in the first six months of last year. The increase in amortization for the first half of fiscal 2021 was due to the amortization of purchased intangibles related to our acquisition of Pixia in January 2020.

Adjusted EBITDA:

CMPS Adjusted EBITDA loss was $4.8 million in the second quarter of fiscal 2021 compared to a loss of $8.7 million in the same period last year, and a loss of $2.1 million in the first six months of fiscal 2021 compared to a loss of $10.5 million in the same period last year. The change in Adjusted EBITDA was primarily driven by the same factors that drove the change in operating loss described above, excluding amortization of purchased intangibles, acquisition-related expenses, and restructuring expenses.

Backlog

	March 31,	September 30,
	2021	2020

	(in millions)
Total backlog
Cubic Transportation Systems	$3,072.1	$3,139.9
Cubic Mission and Performance Solutions	554.3	527.1
Total	$3,626.4	$3,667.0

Total backlog decreased by $40.6 million from September 30, 2020 to March 31, 2021 including the impact of foreign currency exchange rates. Changes in exchange rates between the prevailing currencies in our foreign operations and the U.S. dollar as of March 31, 2021 increased backlog by a net $71.8 million as compared to September 30, 2020.

Reconciliation of Non-GAAP Financial Information

In addition to results reported under U.S. generally accepted accounting principles (“GAAP”), this Quarterly Report on Form 10-Q also contains non-GAAP measures as defined under Regulation G. These non-GAAP measures consist of Adjusted EBITDA, Adjusted Net Income and Adjusted EPS. We believe that these non-GAAP measures provide additional insight into our ongoing operations and underlying business trends, facilitate a comparison of our results between current and prior periods, and facilitate the comparison of our operating results with the results of other public companies that provide non-GAAP measures. We use Adjusted EBITDA internally to evaluate the operating performance of our business, for strategic planning purposes and as a factor in determining incentive compensation for certain employees. These non-GAAP measures facilitate company-to-company operating comparisons by excluding items that we believe are not part of our core operating performance. Adjusted Net Income is defined as GAAP net income (loss) from continuing operations attributable to Cubic excluding amortization of purchased intangibles, restructuring costs, loss on extinguishment of debt, acquisition-related expenses, strategic and IT system resource planning expenses, gains or losses on the disposal of fixed assets, other non-operating expense (income), tax impacts related to acquisitions, and the impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Adjusted EPS is defined as Adjusted Net Income on a per share basis using the weighted average diluted shares outstanding. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to Cubic before interest expense (income), loss on extinguishment of debt, income taxes, depreciation and amortization, other non-operating expense (income), acquisition-related expenses, strategic and IT system resource planning expenses, restructuring costs, and gains or losses on the disposal of fixed assets. Strategic and IT system resource planning expenses consists of expenses incurred in the development of our enterprise resource planning system and the redesign of our supply chain which include internal labor costs and external costs of materials and services that do not qualify for capitalization. Acquisition-related expenses include business acquisition expenses including retention bonus expenses, due diligence and consulting costs incurred in connection with the acquisitions, expenses recognized related to the change in the fair value of contingent consideration for acquisitions, and costs incurred in connection with proposals to acquire Cubic.

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

We reconcile Adjusted EBITDA and Adjusted Net Income to GAAP net income, which we consider to be the most directly comparable GAAP financial measure. We reconcile Adjusted EPS to GAAP EPS, which we consider to be the most directly comparable GAAP financial measure. The following tables reconcile these non-GAAP measures to their most directly comparable GAAP financial measure:

Adjusted Net Income and Adjusted EPS Reconciliation

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

(in millions, except per share data)
GAAP EPS	$(1.14)	$(1.25)	$(1.55)	$(1.89)
GAAP Net loss from continuing operations attributable to Cubic	$(36.0)	$(39.3)	$(49.0)	$(59.2)
Noncontrolling interest in net income (loss) of VIE	16.8	(13.2)	22.5	(9.2)
Amortization of purchased intangibles	15.0	16.5	31.1	26.6
(Gain) loss on sale of fixed assets	0.1	0.1	0.1	(0.1)
Restructuring costs	7.8	3.8	11.9	5.4
Loss on extinguishment of debt	—	16.1	—	16.1
Acquisition-related expenses, excluding amortization	18.5	6.6	20.8	5.9
Strategic and IT system resource planning expenses	0.7	1.8	1.3	2.9
Other non-operating expense (income), net	(14.5)	19.6	(15.8)	19.8
Noncontrolling interest in Adjusted Net Income of VIE	(3.2)	(1.3)	(6.0)	(2.2)
Tax impact related to acquisitions[1]	—	(13.5)	0.2	(13.5)
Impact of U.S. Tax Reform	—	0.5	—	0.5
Tax impact related to non-GAAP adjustments[2]	(0.4)	(1.6)	(0.6)	(0.6)
Adjusted Net Income (Loss)	$4.8	$(3.9)	$16.5	$(7.6)
Adjusted EPS	$0.15	$(0.12)	$0.52	$(0.24)

Weighted Average Diluted Shares Outstanding (in thousands)	31,633	31,296	31,598	31,284

1 Represents the tax accounting impact of significant discrete items recorded at the time of acquisition.

2 The tax effect of the non-GAAP adjustments is generally based on the statutory tax rate of the jurisdiction of the event.

Adjusted EBITDA Reconciliation

	Three Months Ended		Six Months Ended
(in millions, except margin data)	March 31,		March 31,
Cubic Transportation Systems	2021	2020	2021	2020
Sales	$217.4	$197.6	$414.5	$386.2
Operating income	$33.0	$12.6	$64.7	$26.9
Depreciation and amortization	7.5	7.4	15.0	14.5
Noncontrolling interest in EBITDA of VIE	(3.8)	(1.3)	(7.2)	(2.2)
Acquisition-related expenses (gains), excluding amortization	0.1	5.4	(0.1)	6.7
Restructuring costs	1.6	0.1	1.8	0.5
Adjusted EBITDA	$38.4	$24.2	$74.2	$46.4
Adjusted EBITDA margin	17.7%	12.2%	17.9%	12.0%

	Three Months Ended		Six Months Ended
(in millions, except margin data)	March 31,		March 31,
Cubic Mission and Performance Solutions	2021	2020	2021	2020
Sales	$126.0	$123.9	$247.7	$264.1
Operating loss	$(22.3)	$(25.7)	$(38.8)	$(34.3)
Depreciation and amortization	15.2	15.1	30.3	24.3
Acquisition-related expenses (gains), excluding amortization	1.5	1.2	2.5	(1.0)
(Gain) loss on sale of fixed assets	-	0.1	-	(0.1)
Restructuring costs	0.8	0.6	3.9	0.6
Adjusted EBITDA	$(4.8)	$(8.7)	$(2.1)	$(10.5)
Adjusted EBITDA margin	(3.8)%	(7.0)%	(0.8)%	(4.0)%

	Three Months Ended		Six Months Ended
(in millions, except margin data)	March 31,		March 31,
Cubic Consolidated	2021	2020	2021	2020
Sales	$343.4	$321.5	$662.2	$650.3
Net income (loss) from continuing operations attributable to Cubic	$(36.0)	$(39.3)	$(49.0)	$(59.2)
Noncontrolling interest in net income (loss) of VIE	16.8	(13.2)	22.5	(9.2)
Income tax provision (benefit)	3.4	(19.7)	6.9	(13.5)
Interest expense, net	4.8	6.6	11.2	9.7
Loss on extinguishment of debt	-	16.1	-	16.1
Other non-operating expense (income), net	(14.5)	19.6	(15.8)	19.8
Operating loss	$(25.6)	$(29.9)	$(24.3)	$(36.4)
Depreciation and amortization	25.0	23.4	49.7	40.4
Noncontrolling interest in EBITDA of VIE	(3.8)	(1.3)	(7.2)	(2.2)
Acquisition-related expenses, excluding amortization	18.5	6.6	20.8	5.9
Strategic and IT system resource planning expenses	0.7	1.8	1.3	2.9
(Gain) loss on sale of fixed assets	0.1	0.1	0.1	(0.1)
Restructuring costs	7.8	3.8	11.9	5.4
Adjusted EBITDA	$22.7	$4.5	$52.3	$15.9
Adjusted EBITDA margin	6.6%	1.4%	7.9%	2.4%

Note: Amounts may not sum due to rounding

Liquidity and Capital Resources

Operating activities used cash of $58.6 million for the first half of fiscal 2021 primarily due to higher balances in our contract assets and long term financing receivables due to timing differences between revenue recognition and when we are able to bill for milestone payments under our customer contracts. Our use of cash from operating activities includes cash outflows of $35.5 million from our consolidated VIE. As further described below, our consolidated operating cash flows exclude $34.4 million of cash received by Cubic from our consolidated VIE during the first half of fiscal 2021.

Investing activities used cash of $19.0 million for the first half of fiscal 2021, including capital expenditures of $20.1 million and purchases of non-marketable equity securities of $1.4 million, partially offset by $2.5 million of proceeds received related to the sale of trade receivables to banks which are required to be classified as investing activities under GAAP, as further described below.

Financing activities provided cash of $85.8 million for the first half of fiscal 2021 and included net proceeds from short-term borrowings of $63.0 million and payments of $4.6 million on and long-term borrowings. Net long-term borrowings undertaken by our consolidated VIE were $41.5 million for the first half of fiscal 2021. See discussion of our consolidated VIE in the section below.

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

Because we consolidate Boston OpCo, any payments from Boston OpCo to Cubic are excluded from our cash flows provided by operating activities, and the cash received by Boston OpCo in connection with its draws on its non-recourse debt are reflected as cash provided by financing activities. Boston OpCo’s draws on its non-recourse debt amounted to $41.5 million in the first half of fiscal 2021. Payments we received from Boston OpCo that were not included in our cash provided by operating activities totaled $34.4 million in the first half of fiscal 2021 and have totaled a cumulative $171.7 million since the inception of our contract with Boston OpCo in March 2018.

In connection with the execution of the Amended MBTA Contract, Boston OpCo entered into an amended credit agreement with a group of financial institutions (the “Boston OpCo Amended Credit Agreement”), which includes two long-term debt facilities and a revolving credit facility. The long-term debt facilities allow for draws up to an aggregate of $421.6 million during the design and build phase. The long-term debt facilities, including all interest and fees incurred, are required to be repaid on a fixed monthly schedule commencing once the design and build phase is completed in 2024. The long-term debt facilities bear interest at variable rates of LIBOR plus a margin of 1.75% to 2.0%. At March 31, 2021, the outstanding balance on the long-term debt facilities was $225.3 million, which is presented net of unamortized deferred financing costs of $16.7 million. The revolving credit facility allows for draws up to a maximum aggregate amount of $15.8 million during the operate and maintain phase. Boston OpCo’s debt is nonrecourse with respect to Cubic and our subsidiaries.

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

Upon execution of the Boston OpCo Amended Credit Agreement, Boston OpCo entered into new pay-fixed/receive-variable interest rate swaps to mitigate variable interest rate associated with its long-term debt. At March 31, 2021, the outstanding notional principal amounts on open interest rate swaps were $233.5 million.

Financing Arrangements

On March 27, 2020, we also executed a Fifth Amended and Restated Credit Agreement (the “Credit Facility”) with a group of financial institutions. The Credit Facility provided for a new term loan in the aggregate amount of $450.0 million (the “Term Loan”) and increased our existing revolving line of credit limit (the “Revolving Line of Credit”) from

$800.0 million to $850.0 million. The commitments under the Credit Facility will mature on March 27, 2025 and bear interest generally at the LIBOR rate plus a margin that ranges between 1.00% and 2.00%. At March 31, 2021, the weighted average interest rate on outstanding borrowings under the Credit Facility was 1.92%. The Credit Facility is unsecured, but it is guaranteed by certain significant domestic subsidiaries of Cubic.

On April 1, 2020, we entered into interest rate swaps with a group of financial institutions to mitigate the variable interest rate risk associated with the Credit Facility. The interest rate swaps contain forward starting notional principal amounts which align with our fixed repayment schedules under the Credit Facility and as of March 31, 2021 have an interest rate of approximately 2.49% and outstanding notional principal amounts of $500.0 million.

The available credit under our Revolving Line of Credit is reduced by any letters of credit issued under the Credit Facility. As of March 31, 2021, there were $438.8 million of borrowings under the Term Loan and $279.0 million of borrowings under the Revolving Line of Credit. Letters of credit outstanding under the Credit Facility totaled $94.5 million at March 31, 2021, which reduced our available line of credit to $476.5 million. The $94.5 million of letters of credit includes both financial letters of credit and performance guarantees.

As of March 31, 2021, we had letters of credit and bank guarantees outstanding totaling $101.1 million, which includes the $94.5 million of letters of credit issued under the Revolving Line of Credit and $6.6 million of letters of credit issued under other facilities. The $101.1 million of letters of credit and bank guarantees includes $97.4 million that guarantees either our performance or customer advances under certain contracts and $3.7 million of financial letters of credit that primarily guarantees our payment of certain self-insured liabilities. We have never had a drawing on a letter of credit instrument, nor are any anticipated; therefore, we estimate the fair value of these instruments to be zero. We also use surety bonds as an alternative to letters of credit.

We have entered into a short-term borrowing arrangement in the United Kingdom for up to £15.0 million British Pounds (equivalent to approximately $20.7 million at March 31, 2021) to help meet the short-term working capital requirements of our subsidiary located in the United Kingdom. At March 31, 2021, no amounts were outstanding under this arrangement.

We maintain a cash account with a bank in the U.K. for which the funds are restricted as to use. The account is required to secure the customer’s interest in cash deposited in the account to fund our activities related to our performance under a fare collection services contract in the United Kingdom. The balance in the account as of March 31, 2021 was $28.6 million and is classified as restricted cash in our Condensed Consolidated Balance Sheets.

The terms of the Credit Facility contain financial covenants setting a maximum total ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization and a minimum interest coverage ratio. In addition, the terms contain covenants that restrict, among other things, our ability to sell assets, incur indebtedness, make investments, grant liens, pay dividends and make other restricted payments. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility.

In the normal course of our business, we may sell trade receivables to financial institutions as a cash management technique. We do not retain financial or legal obligations for these receivables that would result in material losses. Our ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables; therefore, our sold trade receivables are not included in our Condensed Consolidated Balance Sheet in any period presented. As of March 31, 2021, we did not have any outstanding trade receivables sold to financial institutions.

Our financial condition remains strong with net working capital of $151.6 million and a current ratio of 1.2 to 1 at March 31, 2021. We expect that cash on hand and our Revolving Credit Agreement will be adequate to meet our working capital requirements for the foreseeable future. Our total debt to capital ratio at March 31, 2021 was 73%.

As of March 31, 2021, the majority of the $162.4 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries, primarily in the U.K., New Zealand and Australia

Future repatriations of foreign earnings will generally be exempt from U.S. tax. We will continue to provide applicable deferred taxes based on the tax liability or withholding taxes that would be due upon repatriation of the undistributed foreign earnings.

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

Such risks, estimates, assumptions and uncertainties include, among others:

●	the impact of the pending acquisition of Cubic by Veritas Capital and Evergreen Coast Capital Corporation and whether closing conditions related to the pending acquisition will be satisfied and the timing thereof;

●	the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages; supply chain disruptions; program delays; our ability to recover our costs under

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2021 have not materially changed from those described under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2020.

ITEM 4. CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, we concluded that our disclosure controls and procedures were operating and effective as of that date.

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

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1*

Agreement and Plan of Merger, dated as of February 7, 2021, by and among Atlas CC Acquisition Corp., Atlas Merger Sub Inc. and Cubic Corporation (incorporated by reference to Exhibit 2.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on February 9, 2021, File No. 001-08931).

2.2*

Amendment No. 1 to Agreement and Plan of Merger, dated as of March 30, 2021, by and among Atlas CC Acquisition Corp., Atlas Merger Sub Inc. and Cubic Corporation (incorporated by reference to Exhibit 2.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on April 1, 2021, File No. 001-08931).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on February 19, 2019, File No. 001-08931).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on September 21, 2020, File No. 001-08931).
3.3

Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on September 21, 2020, File No. 001-08931).

4.1

Amendment No. 1 to Rights Agreement, dated as of February 7, 2021, by Cubic Corporation (incorporated by reference to Exhibit 4.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on February 9, 2021, File No. 001-08931).

10.1

Second Amended and Restated Participation Agreement, dated as of May 29, 2020, by and between Cubic Corporation, Bankers Commercial Corporation, MUFG Union Bank, N.A., MUFG Bank, Ltd., and the Rent Assignees listed on Schedule 1-A therein.

10.2	Amended and Restated Lease Agreement, dated as of June 7, 2019, by and between Cubic Corporation and Bankers Commercial Corporation.
10.3	Lease Supplement, dated December 30, 2020, by and between Cubic Corporation and Bankers Commercial Corporation.
10.4	Omnibus Amendment, dated December 30, 2020, by and among Cubic Corporation, Bankers Commercial Corporation, MUFG Union Bank, N.A., MUFG Bank, Ltd. and BA Leasing BSC, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1

Voting Agreement, dated as of February 7, 2021, by and among Cubic Corporation and the persons identified on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to Cubic Corporation’s Current Report on Form 8-K, filed with the SEC on February 9, 2021 , File No. 001-08931).

101

Financial statements from the Cubic Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBIC CORPORATION

Date:	May 5, 2021	/s/ Anshooman Aga
Anshooman Aga
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	/s/ Mark A. Harrison
Mark A. Harrison
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)